Form 10-Q
period 1995-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1995-11-13
CIK 787253

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                               OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                 Commission file number 0-15701


            NATURAL ALTERNATIVES INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)



Delaware                                                   84-1007839
(State or other jurisdiction of incorporation or        (IRS Employer
organization)                                     Identification No.)




           1185 Linda Vista Drive, San Marcos, California 92069
                  (Address of principal executive offices)
                               (Zip Code)

                             (619) 744-7340
           (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    ------       ------


                           5,279,875

(Number of shares of common stock of the registrant outstanding as of October 31, 1995)

 NATURAL ALTERNATIVES INTERNATIONAL, INC.
 PART I - FINANCIAL INFORMATION

 CONSOLIDATED BALANCE SHEETS - ASSETS



                                             September 30,        June 30,
                                                 1995               1995
                                             -------------      ------------
                                              (Unaudited)


Current Assets:
  Cash and cash equivalents                    $ 1,375,840       $ 2,526,839
  Accounts receivable - less allowance
   for doubtful accounts of $199,000 at
   September 30, 1995 and $215,000 at
   June 30, 1995                                 5,272,805         5,590,165
 Inventory                                       6,638,559         5,229,585
 Notes receivable - current portion                154,301           183,255
 Deferred income taxes                             141,000           326,000
 Other current assets                              893,984           867,085
                                               -----------       -----------
       Total Current Assets                     14,476,489        14,722,929

  Property and equipment, at cost, less
    accumulated depreciation and
    amortization of $3,864,000 at
    September 30, 1995 and $3,698,000
    at June 30, 1995                             5,715,843         5,774,732
                                               -----------       -----------

  Other Assets:
    Investments                                     58,768            50,254
    Notes receivable, less current portion         336,108           365,871
    Other non-current assets                       269,341           279,994
                                               -----------       -----------

         Total Other Assets                        664,217           696,119
                                               -----------       -----------

TOTAL ASSETS                                   $20,856,549       $21,193,780
                                               ===========       ===========



                                                                   (continued)
<\page>

NATURAL ALTERNATIVES INTERNATIONAL, INC
PART I - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY




                                             September 30,          June 30,
                                                 1995                 1995
                                             -------------       -----------
                                              (Unaudited)

Current Liabilities:
  Accounts payable                            $ 4,897,537        $ 4,974,845
  Current installments of long-term debt          200,567            213,812
  Current installments of capital lease
    obligations                                    21,450             20,786
  Accrued compensation and employee benefits      136,795            528,704
  Income taxes payable                            204,575            738,075
  Other current liabilities                        37,378             39,475
                                               -----------       -----------
     Total Current Liabilities                  5,498,302          6,515,697

  Deferred income taxes                           283,000            285,000
  Long-term debt, less current installments       977,840          1,043,179
  Capital lease obligations, less current
   installments                                    65,998             71,649
                                              -----------        -----------
           Total Liabilities                    6,825,140          7,915,525
                                              -----------        -----------
Stockholders' Equity:
 Preferred stock; $.01 par value; 500,000
  shares authorized; none issued or outstanding       ---                ---
 Common stock; $.01 par value; 8,000,000 shares
  authorized; issued and outstanding 5,279,875
  at September 30, 1995 and 5,257,875 at June 30,
  1995                                             52,799             52,579
 Additional paid-in capital                     5,742,289          5,586,759
 Retained earnings                              8,267,666          7,678,776
 Net unrealized losses on investments             (31,345)           (39,859)
                                              -----------        -----------

       Total Stockholders' Equity              14,031,409         13,278,255
                                              -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $20,856,549        $21,193,780
                                              ===========        ===========

See accompanying notes to consolidated financial statements
<\PAGE>

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the Three Months Ended
                                               September 30
                                         --------------------------
                                                (Unaudited)

                                           1995              1994
                                           ----              ----
Net sales                              $10,353,801       $ 5,873,747

Cost of goods sold                       7,659,586         4,169,537
                                       -----------       -----------
     GROSS PROFIT                        2,694,215         1,704,210

Selling, general &
  administrative expenses                1,717,545         1,501,234
                                       -----------       -----------
     OPERATING INCOME                      976,670           202,976
                                       -----------       -----------
Other income (expense):
  Interest income                           26,789            17,813
  Interest expense                         (28,279)          (24,938)
  Other, net                                 2,710              (678)
                                       -----------       -----------

                                             1,220            (7,803)
                                       -----------       -----------

EARNINGS BEFORE INCOME TAXES               977,890           195,173

Income taxes                               389,000            85,000
                                       -----------       -----------
     NET EARNINGS                      $   588,890       $   110,173
                                       ===========       ===========

NET EARNINGS PER COMMON SHARE:

     Primary                                  $.11              $.02
                                              ====              ====
     Fully Diluted                            $.11              $.02
                                              ====              ====


See accompanying notes to consolidated financial statements

<\PAGE>

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                           Additional                    Net
                          Common Stock       Paid-in      Retained    Unrealized
                       Shares    Amount      Capital      Earnings      Losses        Total
                       ------    ------      -------      --------      ------        -----
Balance at
  June 30, 1995       5,257,875  $ 52,579   $5,586,759   $7,678,776   $ (39,859)  $13,278,255

Issuance of common
stock for employee
stock options            22,000       220      107,740          ---         ---       107,250

Income tax benefit from
employee stock options      ---       ---       48,500          ---         ---        48,500

Net unrealized
gains on
investments                 ---       ---          ---          ---       8,514         8,514

Net earnings                ---       ---          ---      588,890         ---       588,890
                      ---------  --------   ----------   ----------   ---------   -----------
Balance at
  September 30, 1995  5,279,875  $ 52,799   $5,742,289   $8,267,666   $ (31,345)  $14,031,409


 See accompanying notes to consolidated financial statements
<\PAGE>

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            For the Three Months
                                             Ended September 30
                                            --------------------
                                                (Unaudited)
                                            1995             1994
                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                              $ 588,890        $ 110,173
Adjustments to reconcile net earnings
  to net cash provided by (used in)
  operating activities:
       Bad debt expense                      47,000           40,802
       Tax benefit on option exercise        48,500            1,000
       Depreciation and amortization        249,157          245,592
       Deferred income taxes                183,000          133,000
       Gain on disposal of assets            (2,497)             ---

Changes in operating assets and liabilities:
  (Increase) decrease in:
       Accounts receivable                  333,150        3,283,254
       Inventory                         (1,408,974)      (1,432,458)
       Prepaid taxes                            ---          (49,000)
       Other assets                         (25,660)         191,682
  (Decrease) increase in:
       Accounts payable                     (77,308)      (1,357,482)
       Accrued compensation and employee
         benefits                          (391,909)        (116,173)
       Income taxes payable                (533,500)             ---
       Other current liabilities             (2,097)           5,956
                                         ----------       ----------

Net Cash Provided by (Used in) Operating
  Activities:                              (992,248)       1,056,346
                                         ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investments          17,000              ---
  Investments                               (11,000)             ---
  Proceeds from sale of property and
    equipment                                53,837              ---
  Capital expenditures                     (246,194)        (956,360)
  Issuance of notes receivable              (21,502)         (13,550)
  Repayment of notes receivable              25,429           14,219
                                          ---------        ---------

Net Cash Used in Investing Activities      (182,430)        (955,691)
                                                                   (continued)

<\PAGE>

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                For the Three Months
                                                 Ended September 30
                                                --------------------
                                                     (Unaudited)

                                                1995             1994

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on line of credit                $      ---       $  (350,000)
   Payments on long-term debt and
     capital leases                             (83,571)          (38,306)
   Proceeds from issuance of common stock       107,250             2,440
                                              ---------         ---------
    Net Cash Used in Financing Activities        23,679          (385,866)

Net Decrease in Cash and Cash
  Equivalents                                (1,150,999)         (285,211)

Cash and Cash Equivalents at Beginning
  of Period                                   2,526,839           813,754
                                             ----------          --------

Cash and Cash Equivalents at End of Period  $1,375,840        $   528,543
                                            ==========        ===========




See accompanying notes to consolidated financial statements


NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I - FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995. The results of operations for the periods ended September, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

Certain amounts in prior period financial statements have been reclassified to conform to the current period financial statements.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pro-Lean, Inc. (formerly Sonergy, Inc.), CellLife International, Inc. and CellLife Pharmaceuticals International, Inc. All significant intercompany accounts and transactions have been eliminated.


NOTE 3 - INVENTORIES

Inventories are comprised of:


                                        September 30,         June 30,
                                            1995                1995
                                         -----------        -----------

     Raw materials                       $ 3,207,512        $ 2,419,083
     Work in process                       2,828,276          2,240,173
     Finished goods                          602,771            570,329
                                         -----------        -----------

                                         $ 6,638,559        $ 5,229,585
                                         ===========        ===========


NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I - FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NET EARNINGS PER SHARE

Primary earnings per share is computed based upon the weighted average number of shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options. Fully diluted earnings per share reflect additional dilution related to common stock equivalents due to the use of the market price at the end of the period, when higher than the average price for the period.

The weighted average number of shares outstanding and common stock equivalents are as follows:


                           For the Three Months
                           Ended September 30,

                           1995           1994
                        ---------      ---------

     Primary            5,539,187      5,257,837

     Fully Diluted      5,593,334         n/a


NOTE 5 - MAJOR CUSTOMERS

The Company had substantial sales to four customers for the three months ended September 30, 1995 and 1994, respectively. The loss of any of these customers would have an adverse impact on the Company's revenues and earnings in the short-term. Sales to these customers were as follows:

                                   Three Months Ended September 30,
                                    1995                     1994
                            ---------------------     --------------------

                             Total     % of Total     Total     % of Total
Industry Segment            Revenue      Revenue      Revenue     Revenue


Weight Loss & Nutrition     $1,078,030       10%   $  774,552          13%
Multi-level Distribution     6,328,131       61%    4,125,941          70%
                            ----------      ----   ----------         ----

  Totals                    $7,406,161       71%   $4,900,493          83%
                            ==========      ====   ==========         ====


NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I - FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


FIRST QUARTER OF FISCAL 1995 AND 1994

The Company's consolidated revenues for the quarter ending September 30, 1995, amounted to $10.4 million, an increase of $4.5 million from the $5.9 million generated during the quarter ending September 30, 1994. The 76% increase in revenue is directly attributable to increases in sales from new and existing customers, with 65% of the entire increase being attributable to new customers acquired during the fourth quarter of fiscal 1995.

On an unconsolidated basis, Natural Alternatives reported revenues of $9.9 million for the quarter ending September 30, 1995, compared to $5.3 million for the quarter period ending September 30, 1994, an 87% increase. The Company's wholly-owned subsidiaries Pro-Lean, Inc. (Pro-Lean) and CellLife International, Inc. (CellLife) generated sales of $.5 million and $.4 million, respectively, for the quarter ending September 30, 1995, compared to $.4 million and $.3 million for the quarter ending September 30, 1994.

The Company's gross margins decreased to 26.0%, a historically normal margin, for the quarter ending September 30, 1995, compared to a relatively high level of 29.0% for the quarter ending September 30, 1994. The decrease in margins was due to a normal sales mix for the quarter ending September 30, 1995, as compared to an unusually high profit sales mix for the quarter ending September 30, 1994. Gross profits increased in real dollars by $990,000, or 58.1% as a result of the 76% increase in sales. Consolidated selling, general and administrative expenses as a percentage of revenues were 16.7% during the quarter ending September 30, 1995, compared to 25.6% for the quarter ending September 30, 1994, with the decrease being attributable to both sales growth and more effective means of controlling costs.

Net earnings for the quarter ending September 30, 1995, amounted to $.6 million, a $.5 million increase from the $.1 million in net income produced for the quarter ending September 30, 1994. The increase in net earnings was due primarily to the 58.1% increase in gross profit, noted above, while selling, general and administrative expenses increased by just 14.4%.
Primary earnings per share for the quarter ending September 30, 1995, was $.11 compared to $.02 for the quarter ending September 30, 1994. The increase was due to the reasons discussed above and was only slightly impacted by the increase in the Company's weighted average number of shares outstanding and the dilutive effect of common stock equivalents on the current quarter.

On an unconsolidated basis for the quarter ending September 30, 1995, Natural Alternatives reported net earnings of $.6 million compared to $.2 million for the quarter ending September 30, 1994. Pro-Lean reported a net loss of $.1 million for each of the quarters ending September 30, 1995 and 1994. CellLife reported a break even position for each of the quarters ending September 30, 1995 and 1994.


NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I - FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1995, the Company had working capital of $8,978,187 compared to $8,207,232 as of June 30, 1995. The working capital item which represented the most significant increase was inventory with a partially offsetting decrease in cash. Inventory levels at September 30, 1995, compared to sales, increased moderately relative to historical levels, due principally to broader stocking requirements to cover additional products for new and existing customers.

The Company has purchase commitments approximating $400,000 for additional production equipment which is expected to be placed in service in the third quarter. The Company will also be expending approximately $125,000 in the second quarter for leasehold improvements to expand office facilities. These expenditures are expected to be funded from a combination of cash flow from operating activities and draws on the Company's lines of credit.

The company has entered into an agreement with its two principal stockholders, Marie A. LeDoux and Mark A. LeDoux, to acquire for $545,000 the offices and production facilities which the Company is presently leasing from them. The properties have been independently appraised at $580,000. The company expects to fund the acquisition through conventional mortgage financing and to consummate the transaction during the third quarter.

The Company believes it has sufficient sources of funds to finance its ongoing operations and meet its capital asset purchases, as well as future growth through a combination of internally generated cash flow, revolving lines of credit and equipment financing. The Company has revolving line of credit agreements permitting borrowings up to $3,000,000, which are secured by business assets and bear interest at rates ranging from the bank's prime rate to 1/2 percent over the bank's prime rate. The bank's prime rate at September 30, 1995 was 9.0%. The lines of credit expire on December 1, 1995; management expects such lines to be renewed in the normal course of business. As of September 30, 1995 and June 30, 1995, there were no borrowings under these credit lines.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company's consolidated financial position, operations or cash flows.


ITEM 2. CHANGES IN SECURITIES

None.


ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed herewith:

 11.1.    Computation of per share earnings for the quarter ended
          September 30, 1995.

 11.2.    Computation of per share earnings for the quarter ended
          September 30, 1994.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATURAL ALTERNATIVES INTERNATIONAL, INC.





:/s   MARK A. LE DOUX         Date:     November 7, 1995
      -----------------------       --------------------
      President




:/s   WILLIAM P. SPENCER      Date:     November 7, 1995
      -----------------------       --------------------
      Executive Vice President