Form 10-Q/A
period 1995-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1996-01-08
CIK 787253

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QA

     [ X ] AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

                                     OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-15701


                   NATURAL ALTERNATIVES INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)



Delaware                                                            84-1007839
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)



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

Yes ___X___   No _______



                                  5,279,875

      (Number of shares of common stock of the registrant outstanding as of October 31, 1995)

                  NATURAL ALTERNATIVES INTERNATIONAL, INC
                        PART II - OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits: The following exhibits are filed herewith:

 11.1.    Computation of per share earnings for the quarter ended
          September 30, 1995.

 11.2.    Computation of per share earnings for the quarter ended
          September 30, 1994.

 27.0.    Financial Date Schedule

(b) No reports on Form 8-K were filed during the quarter ended
September 30, 1995.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATURAL ALTERNATIVES INTERNATIONAL, INC.





:/s  MARK A. LE DOUX          Date:        January 4, 1996
Mark A. Le Doux
President




:/s  WILLIAM P. SPENCER       Date:        January 4, 1996
William P. Spencer
Executive Vice President