Form 10-Q
period 1995-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1996-02-12
CIK 787253

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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

Yes    X      No
    -------       -------

                                   5,297,375


     (Number of shares of common stock of the registrant outstanding as of
                               January 31, 1996)

                 NATURAL ALTERNATIVES INTERNATIONAL, INC.
                      PART I - FINANCIAL INFORMATION

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                              December 31,         June 30,
                                                                  1995              1995
                                                             --------------    --------------
                                                              (Unaudited)

Current Assets:

  Cash and cash equivalents                                 $   2,471,195      $   2,526,839
  Accounts receivable - less allowance for doubtful
    accounts of $206,000 at December 31, 1995
    and $215,000 at June 30, 1995                               4,285,826          5,590,165
  Inventory                                                     6,859,086          5,229,585
  Notes receivable - current portion                              157,045            183,255
  Deferred income taxes                                           164,000            326,000
  Other current assets                                            995,279            867,085
                                                            -------------      -------------

       Total Current Assets                                 $  14,932,431      $  14,722,929
                                                            -------------      -------------


Property and equipment, at cost, less accumulated
    depreciation and amortization of $4,093,000 at
    December 31, 1995 and $3,698,000 at June 30, 1995           6,140,850          5,774,732
                                                            -------------      -------------

Other Assets:

  Investments                                                      44,404             50,254
  Notes receivable, less current portion                          336,712            365,871
  Other non-current assets                                        130,370            279,994
                                                            -------------      -------------

        Total Other Assets                                        511,486            696,119
                                                            -------------      -------------

TOTAL ASSETS                                                $  21,584,767      $  21,193,780
                                                            =============      =============

                                                                  (continued)
                                         1

                 NATURAL ALTERNATIVES INTERNATIONAL, INC.
                      PART I - FINANCIAL INFORMATION

                 CONSOLIDATED BALANCE SHEETS (continued)

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             December 31,          June 30,
                                                                1995                 1995
                                                            --------------     --------------
                                                             (Unaudited)

Current Liabilities:

  Accounts payable                                          $   4,901,082      $   4,974,845
  Current installments of long-term debt                          188,323            213,812
  Current installments of capital lease obligations                22,150             20,786
  Accrued compensation and employee benefits                      230,495            528,704
  Income taxes payable                                             26,075            738,075
  Other current liabilities                                        54,544             39,475
                                                            -------------      -------------

     Total Current Liabilities                                  5,422,669          6,515,697

Deferred income taxes                                             290,000            285,000
Long-term debt, less current installments                         934,175          1,043,179
Capital lease obligations, less current installments               56,715             71,649
                                                            -------------      -------------

      Total Liabilities                                         6,703,559          7,915,525
                                                            -------------      -------------


Stockholders' Equity:

  Preferred stock; $.01 par value; 500,000 shares
    authorized; none issued or outstanding                         ---                 ---
  Common stock; $.01 par value; 8,000,000 shares
    authorized; issued and outstanding 5,297,375 at
    December 31, 1995 and 5,257,875 at June 30, 1995               52,974             52,579
  Additional paid-in capital                                    5,870,881          5,586,759
  Retained earnings                                             9,003,062          7,678,776
  Net unrealized losses on investments                            (45,709)           (39,859)
                                                            -------------      -------------

      Total Stockholders' Equity                               14,881,208         13,278,255
                                                            -------------      -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  21,584,767      $  21,193,780
                                                            =============      =============

         See accompanying notes to consolidated financial statements

                                         2

                      NATURAL ALTERNATIVES INTERNATIONAL, INC.
                           PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the Three Months Ended
                                                       December 31,
                                            -------------------------------
                                                       (Unaudited)
                                                 1995               1994
                                                 ----               ----

REVENUE, net                                $  11,753,954      $   7,011,148

COST OF GOODS SOLD                              8,853,416          5,100,547
                                            -------------      -------------


GROSS PROFIT                                    2,900,538          1,910,601

SELLING, GENERAL & ADMINISTRATIVE               1,685,162          1,449,132
                                            -------------      -------------

OPERATING INCOME                                1,215,376            461,469
                                            -------------      -------------

OTHER INCOME (EXPENSE):

  Interest income                                  20,893             18,869
  Interest expense                                (39,373)           (27,769)
  Other, net                                       12,500            (13,812)
                                            -------------      -------------

                                                   (5,980)           (22,712)
                                            -------------      -------------


EARNINGS BEFORE INCOME TAXES                    1,209,396            438,757


INCOME TAXES                                      474,000            197,000
                                            -------------      -------------


NET EARNINGS                                $     735,396      $     241,757
                                            =============      =============

NET EARNINGS PER COMMON SHARE:

  Primary                                   $        0.13      $        0.05
                                            =============      =============

  Fully Diluted                             $        0.13      $        0.05
                                            =============      =============

          See accompanying notes to consolidated financial statements


                                         3

               NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   PART I - FINANCIAL INFORMATION

                CONSOLIDATED STATEMENTS OF OPERATIONS



                                                For the Six Months Ended
                                                       December 31,
                                            --------------------------------
                                                       (Unaudited)
                                                 1995               1994
                                                 ----               ----

REVENUE, net                                $  22,107,755      $  12,884,895

COST OF GOODS SOLD                             16,513,002          9,270,084
                                            -------------      -------------

GROSS PROFIT                                    5,594,753          3,614,811

SELLING, GENERAL & ADMINISTRATIVE               3,402,707          2,950,366
                                            -------------      -------------


OPERATING INCOME                                2,192,046            664,445
                                            -------------      -------------

OTHER INCOME (EXPENSE):

  Interest income                                  47,682             36,682
  Interest expense                                (67,652)           (52,707)
  Other, net                                       15,210            (14,490)
                                            -------------      -------------

                                                   (4,760)           (30,515)
                                            -------------      -------------

EARNINGS BEFORE INCOME TAXES                    2,187,286            633,930


INCOME TAXES                                      863,000            282,000
                                            -------------      -------------

NET EARNINGS                                $   1,324,286      $     351,930
                                            =============      =============


NET EARNINGS PER COMMON SHARE:

  Primary                                   $        0.24      $        0.07
                                            =============      =============

  Fully Diluted                             $        0.24      $        0.07
                                            =============      =============


          See accompanying notes to consolidated financial statements

                                         4

                   NATURAL ALTERNATIVES INTERNATIONAL, INC.


                        PART I - FINANCIAL INFORMATION

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                                    Additional                      Net
                                Common Stock          Paid-in        Retained     Unrealized
                            Shares       Amount       Capital        Earnings       Losses          Total
                            -------------------     -----------    -----------    ----------    ------------

Balance at
 June 30, 1995             5,257,875    $ 52,579    $ 5,586,759    $ 7,678,776    $ (39,859)    $ 13,278,255

Issuance of common
 stock for employee
 stock options                39,500         395        192,122         ---           ---            192,517

Income tax benefit from
 employee stock options       ---           ---          92,000         ---           ---             92,000

Net unrealized losses
 on investments               ---           ---          ---            ---          (5,850)          (5,850)

Net earnings                  ---           ---          ---         1,324,286        ---          1,324,286
                           ---------    --------    -----------    -----------    ---------     ------------

Balance at
 December 31, 1995         5,297,375    $ 52,974    $ 5,870,881    $ 9,003,062    $ (45,709)    $ 14,881,208
                           =========    ========    ===========    ===========    =========     ============













     See accompanying notes to consolidated financial statements
                                         5

                       NATURAL ALTERNATIVES INTERNATIONAL, INC.
                            PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Six Months
                                                         Ended December 31,
                                                   ----------------------------
                                                            (Unaudited)

                                                       1995            1994
                                                   ------------    ------------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                     $  1,324,286    $    351,930
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                     501,263         505,354
      Tax benefit on option exercise                     92,000           1,000
      Bad debt expense                                  199,203          75,612
     (Gain)/loss on disposal of assets                  (11,161)         16,300
      Deferred income taxes                             167,000         107,000


  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                             1,171,530       2,631,297
      Inventory                                      (1,629,501)     (1,413,975)

      Other assets                                        7,439         175,049
    (Decrease) increase in:
      Accounts payable                                  (73,763)     (1,253,193)
      Accrued compensation and employee benefits       (298,209)        (62,141)
      Income taxes payable                             (712,000)          ---
      Other current liabilities                          15,069          24,661
                                                   ------------    ------------

  Net Cash Provided by Operating Activities             753,156       1,158,894
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of investments                      30,375           ---
  Investments                                           (15,838)          ---
  Proceeds from sale of property and equipment           55,338          45,000
  Capital expenditures                                 (920,103)     (1,158,457)
  Issuance of notes receivable                          (61,689)        (19,050)
  Repayment of notes receivable                          58,663          37,336
                                                   ------------    ------------

  Net Cash Used in Investing Activities                (853,254)     (1,095,171)
                                                   ------------    ------------


                                                                   (continued)

                                         6

                      NATURAL ALTERNATIVES INTERNATIONAL, INC.
                          PART I - FINANCIAL INFORMATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)




                                                        For the Six Months
                                                        Ended December 31,
                                                   ----------------------------
                                                           (Unaudited)

                                                       1995            1994
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on long-term debt and capital leases   $   (148,063)   $    (71,562)
  Borrowing on lines of credit                           ---           650,000
  Payment on lines of credit                             ---          (350,000)
  Proceeds from issuance of common stock               192,517           2,440
                                                  ------------    ------------

  Net Cash Provided by Financing Activities             44,454         230,878
                                                  ------------    ------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                          (55,644)        294,601

Cash and Cash Equivalents at Beginning of Period     2,526,839         813,754
                                                  ------------    ------------

Cash and Cash Equivalents at End of Period        $  2,471,195    $  1,108,355
                                                  ============    ============


           See accompanying notes to consolidated financial statements

                                         7

                   NATURAL ALTERNATIVES INTERNATIONAL, INC.
                       PART I - FINANCIAL INFORMATION

                            NOTES TO CONDENSED
                    CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim fi-nancial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995. The results of operations for the periods ended December 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

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


NOTE 3 - INVENTORIES

Inventories are comprised of:

                              December 31,      June 30,
                                 1995             1995
                             ------------     ------------

     Raw materials           $  3,061,320     $  2,419,083
     Work in process            3,282,804        2,240,173
     Finished goods               514,962          570,329
                             ------------     ------------

                             $  6,859,086     $  5,229,585
                             ============     ============


NOTE 4 - NET EARNINGS PER SHARE

Primary earnings per share is computed based upon the weighted average number of shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options. Fully diluted earnings per share reflect additional dilution rela-ted to common stock equivalents due to the use of the market price at the end of the period, when higher than the average price for the period.

                                                                     (continued)

                                         8

                   NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NET EARNINGS PER SHARE (continued)

The weighted average number of shares outstanding and common stock equivalents are as follows:




                           For the Three Months      For the Six Months
                            Ended December 31,        Ended December 31,

                            1995         1994         1995         1994
                            ---          ----         ----         ----

     Primary              5,616,895    5,257,875    5,576,927    5,257,856

     Fully Diluted        5,616,895    5,257,875    5,576,927    5,257,856



NOTE 5 - MAJOR CUSTOMERS


The Company had substantial sales to three customers for the three months ended December 31, 1995, 1994 and the six months ended December 31, 1995, and substantial sales to four customers for the six months ended December 31, 1994. The loss of any of these customers would have an adverse impact on the Company's revenues and earnings in the short-term. Sales to these customers were as follows:

                             Three Months Ended                               Six Months Ended
                ---------------------------------------------   ---------------------------------------------
                  December 31, 1995       December 31, 1994       December 31, 1995       December 31, 1994
                ---------------------   ---------------------   ---------------------   ---------------------

                               % of                     % of                   % of                    % of
                   Total       Total       Total       Total       Total       Total       Total       Total
Industry          Revenue     Revenue     Revenue     Revenue     Revenue     Revenue     Revenue     Revenue
-------------   -----------   -------   -----------   -------   -----------   -------   -----------   -------

Cosmetics       $   561,521        5%   $ 1,017,339       15%   $   ---         --- %   $ 2,299,400       18%

Multi-level
 Distribution     8,437,264       72%     3,718,423       53%    15,150,985       69%     6,907,478       54%

Weight Loss           ---       --- %     1,061,878       15%       ---         --- %     1,836,431       14%
                -----------   -------   -----------   -------   -----------   -------   -----------   -------

Totals          $ 8,998,785       77%   $ 5,797,640       83%   $15,150,985       69%   $ 11,043,309      86%
                ===========   =======   ===========   =======   ===========   =======   ============  =======

Accounts receivable from these customers totaled $2,730,734 and $2,846,669 at December 31, 1995 and 1994, respectively.

                                         9

                       NATURAL ALTERNATIVES INTERNATIONAL, INC.
                          PART I - FINANCIAL INFORMATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


SECOND QUARTER OF FISCAL 1995 AND 1994

The Company's consolidated net revenues for the quarter ended December 31, 1995, amounted to $11.8 million, an increase of $4.8 million from the $7.0 mil-lion generated during the quarter ended December 31, 1994. The 69% increase in revenue is directly attributable to increases in sales from new and existing customers. On an unconsolidated basis, Natural Alternatives reported revenues of $11.2 million for the quarter ending December 31, 1995, compared to $6.5 million for the quarter ending December 31, 1994, a 72% increase. The
Company's wholly-owned subsidiaries Pro-Lean, Inc. (Pro-Lean) and CellLife International, Inc. (CellLife) generated net revenues of $.3 million each, for the quarter ending December 31, 1995, compared to $.2 million each for the quarter ending December 31, 1994.

The Company's gross margins decreased to 24.7%, for the quarter ending
December 31, 1995, compared to 27.3% for the quarter ending December 31, 1994. Total gross profits increased by $1.0 million, or 51.8% as a result of the 69% increase in sales. The decrease in margins and increase in gross profits is directly attributable to the increased sales of lower margin products. Consolidated selling, general and administrative expenses as a per-centage of revenues were 14.3% for the quarter ended December 31, 1995, com-pared to 20.7% for the quarter ending December 31, 1994, with the decrease being attributable to both sales growth and more effective means of controlling fixed and variable costs.

Net earnings for the quarter ended December 31, 1995, amounted to $.7 million, a $.5 million increase from the $.2 million in net earnings produced for the quarter ended December 31, 1994. The increase in net earnings was due primari-ly to the 51.8% increase in gross profit and a decrease in selling, general and administrative expenses as a percentage of sales, both noted above. Primary earnings per share for the quarter ended December 31, 1995, was $.13 compared to $.05 for the quarter ended December 31, 1994. The increase was due to the reasons discussed above and was only slightly impacted by the increase in the Company's weighted average number of shares outstanding and the dilutive effect of common stock equivalents on the current quarter.

On an unconsolidated basis for the quarter ending December 31, 1995, Natural Alternatives reported net earnings of $.8 million compared to $.4 million for the quarter ended December 31, 1994. Pro-Lean reported a net loss of $.1 mil-lion for each of the quarters ended December 31, 1995 and 1994. CellLife re-ported a break even position for each of the quarters ended December 31, 1995 and 1994.
                                        10

                       NATURAL ALTERNATIVES INTERNATIONAL, INC.
                          PART I - FINANCIAL INFORMATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FIRST AND SECOND QUARTER OF FISCAL 1995 AND 1994


The Company's consolidated revenues for the six months ended December 31, 1995 amounted to $22.1 million compared to $12.9 million for the six months ended December 31, 1994. The $9.2 million increase is primarily due to increased sales to new and existing customers. Management believes this positive trend should continue, as evidenced by the Company's relatively strong backlog position as of January 31, 1996, although there can be no assurance this trend will continue.

Gross profit margins decreased to 25.3% for the six months ended December 31, 1995 from 28.1% for the six months ended December 31, 1994. Net income for the six months ended December 31, 1995 amounted to $1.3 million compared to $.4 million for the six months ended December 31, 1994. Earnings per share for the six months ended December 31, 1995 was $.24 compared to $.07 for the six months ended December 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES


The Company believes it has sufficient sources of funds to finance its ongoing operations and meet its capital asset purchases, as well as future growth through a combination of internally generated cash flow, revolving lines of credit and equipment financing.

At December 31, 1995, the Company had working capital of $9,509,762 compared to $8,207,232 as of June 30, 1995. The working capital component which represented the most significant increase was inventory with an offsetting decrease in accounts receivable. Inventory levels at December 31, 1995, compared to sales, increased moderately relative to historical levels, due principally to broader stocking requirements to cover current manufacturing requirements.

The Company has entered into an agreement with its two principal stockholders, Marie A. LeDoux and Mark A. LeDoux, to acquire for $545,000, the offices and production facilities which the Company is presently leasing from them. The properties have been independently appraised at $580,000. The Company expects to fund the acquisition through conventional mortgage financing and to consummate the transaction during the third quarter.

The Company has revolving line of credit agreements permitting borrowing up to $3,000,000, which are secured by business assets and bear interest at rates ranging from the bank's prime rate to 1/2 percent over the bank's prime rate. The lines of credit expire on December 1, 1996. As of December 31, 1995 and June 30, 1995, there were no borrowing under these credit lines.

                                         11

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


ITEM 5. OTHER INFORMATION


None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits: The following exhibits are filed herewith:

 11.1. Computation of per share earnings for the three months ended December 31, 1995.

 11.2. Computation of per share earnings for the six months ended December 31, 1995.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.



NATURAL ALTERNATIVES INTERNATIONAL, INC.





:/s  MARK A. LE DOUX          Date:  February 7, 1996
--------------------------           ----------------
Mark A. Le Doux
President


:/s  WILLIAM P. SPENCER       Date:  February 7, 1996
--------------------------           ----------------
William P. Spencer
Executive Vice President
                                         13