Form 10-Q
period 1996-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1996-05-15
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15701

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                              84-1007839
(State of other jurisdiction of incorporation or                (I.R.S. Employer
organization)                                                Identification No.)

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

Yes  X  No
    ---    ---

                                    5,298,375

     (Number of shares of common stock of the registrant outstanding as of
                              April 30, 1996)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              March 31,          June 30,
                                                                1996               1995
                                                             -----------       -----------
                                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                               $ 1,693,554       $ 2,526,839
     Accounts receivable - less allowance for doubtful
         accounts of $282,000 at March 31, 1996
         and $215,000 at June 30, 1995                         5,333,171         5,590,165
     Inventory                                                 8,142,416         5,229,585
     Notes receivable - current portion                          159,951           183,255
     Deferred income taxes                                       258,000           326,000
     Other current assets                                        768,878           867,085
                                                             -----------       -----------
            TOTAL CURRENT ASSETS                              16,355,970        14,722,929
                                                             -----------       -----------

PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation and amortization of $4,357,000 at
   March 31, 1996 and $3,698,000 at June 30, 1995              6,080,570         5,774,732
                                                             -----------       -----------

OTHER ASSETS:
     Investments                                                  52,483            50,254
     Notes receivable, less current portion                      311,445           365,871
     Other non-current assets                                    218,582           279,994
                                                             -----------       -----------

            TOTAL OTHER ASSETS                                   582,510           696,119
                                                             -----------       -----------

TOTAL ASSETS                                                 $23,019,050       $21,193,780
                                                             ===========       ===========

                                                                              (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              March 31,          June 30,
                                                                1996               1995
                                                             -----------        -----------
                                                             (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                                        $ 4,848,456        $ 4,974,845
     Current installments of long-term debt                      198,401            213,812
     Current installments of capital lease obligations            22,610             20,786
     Accrued compensation and employee benefits                  168,661            528,704
     Income taxes payable                                        527,021            738,075
     Other current liabilities                                    58,959             39,475
                                                             -----------        -----------

            TOTAL CURRENT LIABILITIES                          5,824,108          6,515,697

Deferred income taxes                                            357,000            285,000
Long-term debt, less current installments                        883,875          1,043,179
Capital lease obligations, less current installments              54,498             71,649
                                                             -----------        -----------

            TOTAL LIABILITIES                                  7,119,481          7,915,525
                                                             -----------        -----------

STOCKHOLDERS' EQUITY:

     Preferred stock; $.01 par value; 500,000 shares
       authorized; none issued or outstanding                      ---                ---
     Common stock; $.01 par value; 8,000,000 shares
       authorized; issued and outstanding 5,298,375 at
       March 31, 1996 and 5,257,875 at June 30, 1995              52,984             52,579
     Additional paid-in capital                                5,875,751          5,586,759
     Retained earnings                                        10,008,464          7,678,776
     Net unrealized losses on investments                        (37,630)           (39,859)
                                                             -----------        -----------

             TOTAL STOCKHOLDERS' EQUITY                       15,899,569         13,278,255
                                                             -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $23,019,050        $21,193,780
                                                             ===========        ===========


           See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Three Months Ended
                                                   March 31,
                                        -------------------------------
                                                  (Unaudited)
                                            1996                1995
                                        -----------         -----------
REVENUE, net                            $12,782,137         $10,287,529

COST OF GOODS SOLD                        9,329,320           7,565,083
                                        -----------         -----------


GROSS PROFIT                              3,452,817           2,722,446

SELLING, GENERAL & ADMINISTRATIVE         1,763,861           1,707,682
                                        -----------         -----------


OPERATING INCOME                          1,688,956           1,014,764
                                        -----------         -----------


OTHER INCOME (EXPENSE):

  Interest income                            21,090              26,038
  Interest expense                          (48,861)            (35,465)
  Other, net                                 17,217             112,745
                                        -----------         -----------

                                            (10,554)            103,318
                                        -----------         -----------


EARNINGS BEFORE INCOME TAXES              1,678,402           1,118,082


INCOME TAXES                                673,000             469,000
                                        -----------         -----------


NET EARNINGS                            $ 1,005,402         $   649,082
                                        ===========         ===========


NET EARNINGS PER COMMON SHARE:

          Primary                       $       .18         $       .12
                                        ===========         ===========

          Fully Diluted                 $       .18         $       .12
                                        ===========         ===========

           See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           For the Nine Months Ended
                                                   March 31,
                                        -------------------------------
                                                  (Unaudited)
                                           1996                1995
                                        -----------         -----------
REVENUE, net                            $34,889,892         $23,172,424

COST OF GOODS SOLD                       25,842,322          16,835,167
                                        -----------         -----------


GROSS PROFIT                              9,047,570           6,337,257

SELLING, GENERAL & ADMINISTRATIVE         5,166,568           4,658,048
                                        -----------         -----------


OPERATING INCOME                          3,881,002           1,679,209
                                        -----------         -----------


OTHER INCOME (EXPENSE):
  Interest income                            68,771              62,720
  Interest expense                         (116,514)            (88,172)
  Other, net                                 32,429              98,255
                                        -----------         -----------

                                            (15,314)             72,803
                                        -----------         -----------


EARNINGS BEFORE INCOME TAXES              3,865,688           1,752,012


INCOME TAXES                              1,536,000             751,000
                                        -----------         -----------


NET EARNINGS                            $ 2,329,688         $ 1,001,012
                                        ===========         ===========


NET EARNINGS PER COMMON SHARE:

          Primary                       $       .42         $       .17
                                        ===========         ===========

          Fully Diluted                 $       .42         $       .17
                                        ===========         ===========

          See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)



                                                            Additional                           Net
                                   Common Stock               Paid-In         Retained       Unrealized
                               Shares          Amount         Capital         Earnings        (Losses)           Total
                               ------          ------         -------         --------        --------           -----
Balance at
 June 30, 1995                5,257,875       $52,579       $5,586,759       $ 7,678,776       $(39,859)       $13,278,255

Issuance of common
 stock for employee
 stock options                   40,500           405          196,992             ---            ---              197,397

Income tax benefit from
 employee stock options           ---           ---             92,000             ---            ---               92,000

Net unrealized gains
 (losses) on
  investments                     ---           ---              ---               ---            2,229              2,229

Net earnings                      ---           ---              ---           2,329,688          ---            2,329,688
                              ---------       -------       ----------       -----------       --------        -----------

Balance at
 March 31, 1996               5,298,375       $52,984       $5,875,751       $10,008,464       $(37,630)       $15,899,569
                              =========       =======       ==========       ===========       ========        ===========

           See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                For the Nine Months
                                                                                  Ended March 31,
                                                                          ------------------------------
                                                                                    (Unaudited)
                                                                             1996               1995
                                                                          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                        $ 2,329,688        $ 1,001,012
      Adjustments to reconcile net earnings to net cash provided by
      (used in)  operating activities:
            Depreciation and amortization                                     775,783            772,835
            Tax benefit on option exercise                                     92,000              1,000
            Bad debt expense                                                  292,203            108,612
            (Gain) loss on disposal of assets                                  11,038             16,300
            (Gain) loss on disposal of investments                            (39,120)             ---
            Deferred income taxes                                             140,000            240,000


      Changes in operating assets and liabilities:
        (Increase) decrease in:
            Accounts receivable                                                31,185            122,163
            Inventory                                                      (2,912,831)        (2,269,171)
            Prepaid income taxes                                                ---              (81,075)
            Deposits                                                           25,086             74,168
            Other assets                                                      109,628           (147,084)
        (Decrease) increase in:
            Accounts payable                                                 (126,388)         1,260,661
            Accrued compensation and employee benefits                       (360,043)            25,598
            Accrued income taxes                                             (211,054)           481,075
            Other current liabilities                                          19,484             (3,136)
                                                                          -----------        -----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                               176,659          1,602,958
                                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of investments                                        50,120              ---
      Investments                                                             (35,582)           (22,500)
      Proceeds from sale of property and equipment                             55,337             45,000
      Capital expenditures                                                 (1,129,852)        (1,496,320)
      Issuance of notes receivable                                            (65,489)           (25,750)
      Collections against notes receivable                                     94,580             52,989
                                                                          -----------        -----------

      NET CASH (USED) BY INVESTING ACTIVITIES                              (1,030,886)        (1,446,581)
                                                                          -----------        -----------

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                    For the Nine Months
                                                                      Ended March 31,
                                                               ----------------------------
                                                                        (Unaudited)
                                                                  1996               1995
                                                               -----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (Decrease) In:
           Payments on long-term debt and capital leases       $  (176,455)       $(147,733)
           Borrowing on lines of credit                              ---            650,000
           Payment on lines of credit                                ---           (500,000)
           Proceeds from option exercise                           197,397            2,440
                                                               -----------        ---------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                     20,942            4,707
                                                               -----------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     (833,285)         161,084

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 2,526,839          813,754
                                                               -----------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,693,554        $ 974,838
                                                               ===========        =========


           See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INVENTORIES

Inventories are comprised of:

                                                     March 31,        June 30,
                                                       1996             1995
                                                    ----------       ----------
               Raw materials                        $3,803,238       $2,419,083
               Work in process                       3,399,350        2,240,173
               Finished goods                          939,828          570,329
                                                    ----------       ----------

                                                    $8,142,416       $5,229,585
                                                    ==========       ==========


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

                                                                  (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NET EARNINGS PER SHARE (continued)

The weighted average number of shares outstanding and common stock equivalents are as follows:

                                      For the Three Months             For the Nine Months
                                         Ended March 31,                  Ended March 31,
                                         ---------------                  ---------------
                                      1996            1995            1996            1995
                                      ----            ----            ----            ----
               Primary             5,607,120       5,573,516       5,586,692       5,824,399

               Fully Diluted       5,626,263       5,606,109       5,611,387       5,831,214

NOTE 5 - MAJOR CUSTOMERS


The Company had substantial sales to three customers for the three months ended March 31, 1996, to two customers for the nine months ended March 31, 1996, and to four customers for the three months and nine months ended March 31, 1995. The loss of any of these customers would have an adverse impact on the Company's revenues and earnings in the short-term. Sales to these customers were as follows:

                                   Three Months Ended                                      Nine Months Ended
                                  --------------------                                    ------------------
                       March 31, 1996              March 31, 1995               March 31, 1996             March 31, 1995
                       --------------              --------------               --------------             --------------
                                    % of                        % of                        % of                       % of
                     Total          Total         Total         Total         Total         Total       Total          Total
   Industry         Revenue        Revenue       Revenue       Revenue       Revenue       Revenue     Revenue        Revenue
   --------         -------        -------       -------       -------       -------       -------     -------        -------
Multi-level          $8,107,961        63%     $7,369,473        72%      $21,017,518        60%     $16,445,792        71%
 Distribution

Weight Loss           1,744,896        14%       780,294          7%               NA       ---%       2,616,724        11%
                     ----------        ---     ----------         --      -----------       ---      -----------        --


Totals               $9,852,857        77%     $8,149,767        79%      $21,017,518        60%     $19,062,516        82%
                     ==========        ===     ==========        ===      ===========       ===      ===========        ==

Accounts receivable from these customers totaled $2,251,862 and $3,958,671 at March 31, 1996 and 1995, respectively.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 1996 AND 1995

The Company's consolidated revenues for the quarter ending March 31, 1996, reached approximately $12.8 million, an increase of 24% compared to the $10.3 million generated during the quarter ending March 31, 1995. The increase was due to the addition of new clients, combined to a lessor extent with an increase in sales to existing customers.

The Company's gross margins for the quarter remained virtually unchanged: 27.0% for the quarter ending March 31, 1996, compared to 26.5% for the quarter ending March 31, 1995. Selling, general and administrative expenses as a percentage of revenues were 14.4% during the quarter ending March 31, 1996, compared to 16.6% for the quarter ending March 31, 1995, with the relative improvement being directly attributable to revenue growth.

Net earnings for the quarter ending March 31, 1996, amounted to $1.0 million, an increase of $.4 million, or 54.9% over the quarter ending March 31, 1995. The increase was primarily due to revenue growth. Earnings per share for the quarter ending March 31, 1996, was $.18 compared to $.12 for the quarter ending March 31, 1995.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

FIRST THREE QUARTERS OF FISCAL 1996 AND 1995

The Company's consolidated revenues for the nine months ending March 31, 1996 reached $34.9 million compared to $23.2 million for the same period ending March 31, 1995. The addition of new clients and an increase in sales orders from existing customers combined for the growth of 50.4% in revenues for the nine month period.

Gross profit margins for the Company showed a moderate decline from 27.3% for the nine month period ending March 31, 1995 to 25.9% for the nine months ending March 31, 1996. Net earnings for the nine months ending March 31, 1996, amounted to approximately $2.3 million compared to $1.0 million for the nine months ending March 31, 1995. Earnings per share for the nine months ending March 31, 1996, amounted to $.42 compared to $.17 for the comparable nine month period ending March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient sources of funds to finance its ongoing operations and to meet its capital asset purchases, as well as future growth through a combination of internally generated cash flow, revolving lines of credit and equipment financing.

At March 31, 1996, the Company had working capital of $10,531,862 compared to $8,207,232 as of June 30, 1995. The working capital component which represented the most significant increase was inventory. Inventory levels at March 31, 1996, compared to sales, increased moderately relative to historical levels, due principally to broader stocking requirements to cover current manufacturing requirements.

The Company has entered into an agreement with its two principal stockholders, Marie A. LeDoux and Mark A. LeDoux, to acquire for $545,000, the offices and production facilities which the Company is presently leasing from them. The properties have been independently appraised at $580,000. The Company expects to fund the acquisition through conventional mortgage financing and to consummate the transaction in the early part of the fourth quarter.

The Company has revolving line of credit agreements permitting borrowing up to $3,000,000, which are secured by business assets and bear interest at rates ranging from the bank's prime rate to 1/2 percent over the bank's prime rate. The lines of credit expire on December 1, 1997. As of March 31, 1996 and June 30, 1995, there was no borrowing under these credit lines.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed herewith:

 11.1. Computation of per share earnings for the three months ended March 31, 1996.

 11.2. Computation of per share earnings for the nine months ended March 31, 1996.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL ALTERNATIVES INTERNATIONAL, INC.







:/S/  MARK A. LE DOUX                   DATE:           May 14, 1996
- ---------------------                           ---------------------------
Mark A. Le Doux
President





:/S/  WILLIAM P. SPENCER                DATE:           May 14, 1996
- -----------------------                         ---------------------------
William P. Spencer
Executive Vice President