Form 10-K
period 1996-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1996-09-27
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

     For the fiscal year ended JUNE 30, 1996 Commission file number 0-15701


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.



Incorporated in Delaware                                              84-1007839
1185 Linda Vista Drive, San Marcos, California 92069            (I.R.S. Employer
(619) 744-7340                                               Identification No.)




           Securities registered pursuant to Section 12(b) of the Act:


     Common Stock - $.01 par value                   American Stock Exchange


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes__X____ No________


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]





The aggregate market value of 3,898,085 shares of voting stock held by non-affiliates (assuming for this purpose that all officers and directors, and affiliates of directors, are affiliates) of the Registrant was approximately $32,159,000 based on the closing sale price as of September 16, 1996.

At September 16, 1996, the Registrant had outstanding 5,371,875 shares of Common Stock, $.01 par value.

                       Documents Incorporated by Reference

                                      NONE

                                      INDEX

                                     PART I

Item 1.  Business......................................................................    1

Item 2.  Properties....................................................................    3

Item 3.  Legal Proceedings.............................................................    3

Item 4.  Submission of Matters to a Vote of Security Holders...........................    3

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters..........................................................    5

Item 6.  Selected Financial Data.......................................................    6

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................................    7

Item 8.  Financial Statements and Supplementary Data...................................    9

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..........................................    9

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........................    10

Item 11.  Executive Compensation......................................................    13

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.................................................................    19

Item 13.  Certain Relationships and Related Transactions..............................    21

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K............    22



Signatures............................................................................    47

Exhibit Index.........................................................................    48

                                     PART I

ITEM 1.  BUSINESS

Natural Alternatives International, Inc. (referred to herein as the "Company") is engaged in the formulation and production of encapsulated vitamins and nutrients and provides for its clients sports affiliations, assistance with foreign registration of products, graphic design, brochures, formulations and a host of other marketing related services. The Company narrowly focuses its marketing activity on attracting and retaining a select number of large, financially sound companies with global, growth-oriented objectives. The Company seeks to further its customers' objectives by assisting them in expanding their market share through a variety of special programs and services.

In 1995, the Company expanded and enhanced its laboratory and quality control capabilities. Management believes its technically advanced facilities are a major factor in solidifying existing customer relationships and adding new customers. Newly recognized standards for manufacturing nutritional products should, in the opinion of management, assist the Company in serving its present and future customers. The newly revised United States Pharmacopeia compendia
(USP) contains, for the first time, specifications for vitamin and mineral supplements. This USP monograph has long been the basis for determining the strength, quality, purity, packaging and labeling of drugs and related articles. The Company believes it currently has the technical and quality control expertise to conform to all aspects of USP specifications. Conformance with USP specifications will allow the Company to use the USP designation on all products manufactured for its customers which have the USP designation.

The Company has several proprietary lines of products, which are sold by two of its wholly-owned subsidiaries, Pro-Lean, Inc. (formerly Sonergy, Inc.), and CellLife International, Inc. In keeping with its overall strategy, the Company revised operations of its two primary subsidiaries last year, significantly reducing the number of their product lines and focusing on a limited number of profitable products which comprise the majority of their sales. The Company believes such specialty proprietary products typically generate higher profit margins and assist in product diversification and less reliance on contract manufacturing.

RESEARCH AND DEVELOPMENT

The Company continuously produces pilot or sample runs of products to ensure stability or efficacy and to determine ingredient interaction and prospective customer acceptance. Research of this type, and the associated costs, are part of the operating expenses incurred by the Company. Such research and development has not been a significant investment by the Company and is not expected to be a material investment in the future.

COMPETITION AND BUSINESS RISKS

The vitamin and nutritional supplement industry is highly competitive, and competition is expected to increase in the future. Competition for the sale of vitamins and supplements comes from many sources, including companies which sell vitamins to supermarkets, large chain discount retailers, drug store chains and independent drug stores, health food stores, pharmaceutical companies and others which sell to wholesalers, mail order vendors and network marketing companies. The Company does not believe it is possible to accurately estimate the number or size of many of its competitors since the vitamin industry is largely privately held.

The Company believes that competition among vitamin and supplement products is based, among other things, on price, timely delivery, product quality, safety, availability, product innovation and assistance in marketing and customer service. The competitive position of the Company will also depend upon continued acceptance of its hard gel capsules, its ability to attract and retain qualified personnel, future governmental regulations affecting vitamins and nutritional supplements, and publication of vitamin product safety and efficacy studies by the government and authoritative health and medical authorities.

The Company's operations are subject to the risks normally associated with manufacturing vitamins and nutritional products, including suspension of operations, shortage of certain raw materials and damage to property or injury to persons.

                                     PART I

BACKLOG

The Company's backlog figures, believed to be firm as of September 16, 1996 were $12,465,000. These compare to backlogs of $13,634,000 and $3,785,000 as of
September 5, 1995 and September 7, 1994, respectively. The Company expects that all orders in the backlog at the end of fiscal year 1996 will be shipped during calendar year 1996.

RAW MATERIALS

Raw materials used by the Company consist of nutrient powders, empty gelatin capsules, and necessary components for packaging and distribution of finished vitamin and nutritional supplement products. The nutrient powders and the empty gelatin capsules are purchased from manufacturers in the United States, including foreign-owned entities operating in the United States.

MAJOR CUSTOMERS

Jenny Craig International, NSA International and Nu Skin International together represented 69% of the Company's sales for the year ended June 30, 1996. Loss of any of these customers would have an adverse impact on the Company's revenues and earnings until the Company could replace these sales. If the Company was unable to replace the sales to any of these customers, it would have a material adverse impact on the business and operations of the Company. No other customer represented 10% or more of the Company's sales.

EMPLOYEES

The Company employs 110 individuals, with three employed in executive or other professional positions, six in the area of research, laboratory and quality control, seven in marketing and sales, while the remaining employees are engaged in production and administration. The Company has never experienced a work stoppage, and none of its employees are currently represented by a union or any other form of collective bargaining unit. The Company believes its relations with its employees are excellent.

GOVERNMENT REGULATION

The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulations by one or more federal agencies, including the Federal Drug Administration (FDA), the Federal Trade Commission
(FTC), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the state and localities in which the Company's products are sold, including without limitation the California Department of Health Services, Food and Drug branch. The FDA in particular regulates the advertising, labeling and sales of vitamin and mineral supplements and may take regulatory action concerning medical claims, misleading or untruthful advertising, and product safety issues. While the Company is subject to the FDA's Good Manufacturing Practices for foods, and complies with them as a quality control practice, it also uses many of the FDA's more stringent standards for pharmaceutical manufacturing.

                                     PART I

ITEM 2.  PROPERTIES

The Company's corporate and manufacturing facilities consist of approximately 54,000 square feet and are located in San Marcos, California. Of this space, the Company owns approximately 36,000 square feet and leases the remaining space. In June 1996, the Company acquired a portion of a building occupied by certain of its offices and production facilities which, up to that time, were being leased from its two principal stockholders, Marie A. LeDoux and Mark A. LeDoux. The lease provided for rent payable in the amount of $60,000 per year. Purchase price of the building was $545,000 which, in the opinion of management and an independent certified appraiser who evaluated the property in April 1996, represented fair market value.

The Company believes its facilities are adequate and suitable for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 10, 1996. The following matters were voted upon at the meeting:

                              Description                               Votes for       Votes Against      Abstentions
                              -----------                               ---------       -------------      -----------
Amend Certificate of Incorporation to-

      Provide for a classified board of directors.                      2,639,897          422,513           71,255

      Provide that newly created directorships shall be filled by
      the vote of the remaining directors.                              2,716,767          373,561           43,337

      Provide that no director may be removed except for cause as defined, and to require a vote of 70% of the outstanding
      shares to remove a director.                                      2,567,847          492,498           73,320

      Provide that at any meeting of the stockholders, only such business may be acted on as is brought by either the Board of Directors or by the stockholders in accordance with
      certain notice procedures.                                        3,082,312           39,333           12,020

      Provide that only persons who are nominated in accordance
      with certain procedures are eligible for election as              2,880,772          213,743           39,150
      directors.

      Prohibit the Company from making certain stock repurchases        2,909,048          211,295           13,322
      except under certain conditions.

       Add a fair price provision which requires that certain
       minimum price and procedural requirements be observed by
       certain parties who seek to accomplish mergers or other
       business combinations unless they meet certain
       requirements.                                                    2,672,023          444,579           17,063

                                                                                                        (continued)

                                     PART I

                              Description                             Votes for     Votes Against     Abstentions
                              -----------                             ---------     -------------     -----------
Amend Certificate of Incorporation to-

       Elect not to be governed by the provisions of Section 203
       of the Delaware General Corporation Law.                         2,851,731          235,059           46,875

       Provide that the vote of 70% of the outstanding shares is
       required to amend or repeal the proposed amendments to the
       Restated Certificate of Incorporation described above, and
       to existing Articles Second, Seventh, and Eighth.                2,648,807          444,353           40,505


Approve, in addition to the specific amendments described above,
the Restated Certificate of Incorporation in its entirety.              2,605,197          440,223           88,245

Ratify and approve the 1994 Nonqualified Stock Option Plan and
the grant of options to purchase 500,000 shares thereunder.             2,553,331          498,907           81,427

Confirm KPMG Peat Marwick LLP as the Company's independent
auditors for the fiscal year ending June 30, 1996.                      3,109,850           27,380           13,835

Elect Mark A. Le Doux, William P. Spencer, William R. Kellas, Lee
G. Weldon and Marie A. Le Doux as directors.                            2,982,356          188,709                0

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company has been trading on the American Stock Exchange
(AMEX) since November 17, 1992, under the stock symbol NAI. The table below sets forth the high and low sales prices which are derived from the Monthly Market Statistics issued by the American Stock Exchange.

                                                        HIGH              LOW
                                                        ----              ---
First Quarter Ended September 30, 1995                $ 9.750           $6.000

Second Quarter Ended December 31, 1995                $12.750           $7.000

Third Quarter Ended March 31, 1996                    $10.125           $7.750

Fourth Quarter Ended June 30, 1996                    $11.250           $9.250


First Quarter Ended September 30, 1994                $ 9.125           $5.500

Second Quarter Ended December 31, 1994                $ 6.125           $3.875

Third Quarter Ended March 31, 1995                    $ 7.000           $4.062

Fourth Quarter Ended June 30, 1995                    $ 6.500           $5.250


As of June 30, 1996, the approximate number of holders of common stock was 4,000.

The Company has never paid a dividend on its common stock. It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA


                                Five-Year Summary

- --------------------------------------------------------------------------------

                                         YEAR ENDED JUNE 30,

                                 1996           1995           1994           1993           1992
                                 ----           ----           ----           ----           ----
Net sales                    $47,621,804    $37,388,254    $34,334,062    $19,431,664    $14,471,502

Income
 From Operations             $ 5,263,376    $ 3,637,522    $ 3,592,951    $ 1,604,699    $ 1,321,574

Net Earnings                 $ 3,222,317    $ 2,028,059    $ 1,887,367    $   965,543    $   753,837

Net Earnings Per Common
  Share:

Primary and fully diluted    $       .58    $       .39    $       .38    $       .21    $       .18




Current Assets               $15,710,135    $14,722,929    $11,883,140    $ 5,953,903    $ 4,910,183

Total Assets                 $23,561,191    $21,193,780    $17,514,511    $10,620,035    $ 8,025,690

Long-Term Debt and
Capital Lease
Obligations, less current
installments                 $ 1,324,920    $ 1,114,828    $   958,415    $   819,528    $   466,047

Stockholders' Equity         $17,159,586    $13,278,255    $11,216,465    $ 6,873,068    $ 5,941,946

- --------------------------------------------------------------------------------

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

Net sales increased 27.4% or $10.2 million to a record $47.6 million in fiscal 1996, primarily due to the combination of increased existing and new customer volume which took place throughout the year. The Company continues to pursue Olympic marketing affiliations for its customers on an international basis.

Sales to international customers of $4.3 million increased 43% or $1.3 million in 1996 and represented 9.0% of net sales. The increase was due to the completion of registration requirements on new international products being developed at customers' requests.

Income from operations increased 44.7% to $5.3 million, due primarily to increased gross profit offset by a moderate rise in selling, general and administrative expenses.

Gross margins were 26.1% and 26.3% in fiscal 1996 and 1995, respectively. The decline in gross margins is primarily due to writedowns of inventories relating to certain discontinued products.

Selling, general and administrative expenses decreased moderately as a percentage of sales from 16.6% in 1995 to 15.1% in 1996. In absolute dollars, selling, general and administrative expenses increased to approximately $7.2 million in fiscal 1996 from $6.2 million in 1995. This was due, primarily, to increases in bad debt expense, operating supplies, outside services, repairs and maintenance, royalties, and salaries, partially offset by decreases in printing and stationery and professional fees.

Other income(expense) amounted to a net expense of approximately $56,000 in fiscal 1996 compared to a net expense of approximately $52,000 in fiscal 1995.

Net earnings increased 58.9% or $1.2 million to a record $3.2 million in fiscal 1996. This increase was due, in part, to the reasons given above, and to a lower effective income tax rate. The lower income tax rate, from 43.4% in 1995 to 38.1% in 1996, is the result of an investment credit recently enacted by the state of California.

Earnings per share increased 48.7% to $.58 per share in 1996 from $.39 per share in 1995. Earnings per share did not increase at the same rate as net earnings due to the increase in the weighted average number of shares outstanding to 5,585,442 as of June 30, 1996 from 5,257,865 as of June 30, 1995. The increase in weighted average shares was due to exercises of employee stock options and the dilutive effect of common stock equivalents in 1996 which was not a factor in 1995.

The Company's backlog position amounted to $12,465,000 as of September 16, 1996, compared to $13,634,000 as of September 5, 1995. This slight decline is attributable to client ordering patterns and new product introductions.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994

Net sales increased 8.9% or $3.1 million to a record $37.4 million in fiscal 1995, primarily due to the combination of increased existing and new customer volume which took place during the fourth quarter. The Company continues to pursue Olympic marketing affiliations for its customers on an international basis.

Sales to international customers of $3.0 million decreased 13% or $.4 million in 1995 and represented 8.0% of net sales. Due to lengthy registration requirements on new international products being developed at customers' requests, shipments to customers were delayed from fiscal 1995 to fiscal 1996 resulting in the slight decrease of international sales.

Income from operations increased 1% to $3.6 million, due primarily to increased gross profit offset by a moderate rise in selling, general and administrative expenses.

Gross margins were 26.3% and 28.1% in fiscal 1995 and 1994, respectively. The decline in gross margins is primarily due to price increases incurred on specific raw materials which could not be immediately passed along to customers.

Selling, general and administrative expenses decreased moderately as a percentage of sales from 17.7% in 1994 to 16.6% in 1995. In absolute dollars, selling, general and administrative expenses increased to approximately $6.2 million in fiscal 1995 from $6.1 million in 1994.

Other income(expense) amounted to a net expense of approximately $52,000 in fiscal 1995 compared to a net expense of approximately $424,000 in fiscal 1994. The difference was primarily due to the disposal of its plant investment in Mexico, which amounted to a loss of approximately $349,600 in fiscal 1994.

Earnings per share increased to $.39 per share in 1995 from $.38 per share in 1994. Per share earnings were moderately affected by the increase in weighted average shares outstanding to 5,257,865 shares in 1995 from 4,948,564 shares in 1994, the principal cause of which was the exercise of warrants for 475,000 shares in May, 1994, which were fully weighted in fiscal 1995.

The Company's backlog position compared to one year ago showed an approximate four-fold increase. The Company's backlog position amounted to $13,634,000 as of September 5, 1995, compared to $3,785,000 as of September 7, 1994.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has satisfied its liquidity requirements through a combination of equity financing, net cash provided by operating activities, revolving lines of credit, equipment financing and leases. Management believes the Company's financial condition remains strong, and management also believes the Company should have the resources necessary to meet currently anticipated funding requirements.

At June 30, 1996, the Company had working capital of $10,990,000 and revolving lines of credit of $3,000,000. As of June 30, 1996, there were no borrowings under these lines. In 1996, net cash provided by operating activities was $1,103,000 compared to $3,501,000 for 1995. This decrease was due primarily to an increase in inventory of $1,170,000 and a decrease in accounts payable of $1,325,000. Current maturities of long term debt amount to $235,000 which the Company expects to pay out of working capital.

The Company has revolving lines of credit permitting borrowings up to $3,000,000, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate. The present loan agreement with the bank contains financial covenants concerning limitations on maintenance of debt, certain financial ratio's and other matters, for all of which the Company is in full compliance as of September 25, 1996. Of the lines of credit, $1,000,000 expires on December 5, 1996 and $2,000,000 expires on December 5, 1997; management expects such lines to be renewed in the normal course of business.

Capital expenditures for 1996 amounted to $2,609,000 primarily in the form of new high speed encapsulating equipment and facility modernization to expand the Company's output capacity. The Company anticipates capital expenditures, subject to satisfactory financial performance and conditions, of approximately $1,500,000 during fiscal 1997, primarily for equipment and building improvements. These expenditures are expected to be paid from a combination of cash holdings, net cash provided by operating activities in fiscal 1997 and borrowings under the Company's lines of credit with its bank.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The adoption of SFAS 121 is not expected to have a material effect on the Company's financial position or results of operations.

In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. Under the provisions of SFAS 123, the Company may elect to measure compensation costs related to its employee stock compensation under the fair value method. Since the Company has elected not to recognize compensation expense under this method, it is required to disclose the pro forma effects based on SFAS 123 methodology.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data as required by this item are set forth on pages 23 through 45.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company (Registrant) are as follows:

                                                Age as of          Year of First
Name and Position                             June 30, 1996           Election            Family Relationship
- -----------------                             -------------           --------            -------------------
Mark A. LeDoux                                      42                  1986           Son to Chairperson of the
President, Chief Executive Officer,                                                    Board, Marie A. LeDoux
Director

William P. Spencer                                  43                  1986           None
Executive Vice President, Treasurer,
Chief Operating Officer, Chief
Financial Officer, Chief Accounting
Officer and Director

Marie A. LeDoux                                     79                  1986           Mother to President, Mark A.
Secretary, Chairperson of the Board                                                    LeDoux

William R. Kellas                                   45                  1988           None
Director

Lee G. Weldon                                       57                  1992           None
Director



MARK A. LEDOUX was a director, the President and Chief Executive Officer of Natural Alternatives, Inc., the predecessor corporation, from its formation in 1981 until the 1986 merger into the Company. Mr. LeDoux has been a director of the Company since the August 1986 merger of the predecessor corporation into the Company, which continued the business and operations of Natural Alternatives, Inc. Since August 1986, he has also been the President and Chief Executive Officer of the Company. From 1976 to 1980, Mr. LeDoux held the position of Executive Vice President and Chief Operating Officer of Kovac Laboratories, a company which was engaged in the business of manufacturing nutritional supplements. He attended the University of Oklahoma and graduated Cum Laude with a Bachelor of Arts in Letters in 1975. Mr. LeDoux graduated from Western State University, College of Law in 1979, with a Juris Doctorate.

WILLIAM P. SPENCER has been a director of the Company since August 1986, and has also been Executive Vice President, Chief Operating Officer and Chief Financial Officer since that time. Prior to joining the Company, he was with San Diego Trust and Savings Bank for ten years, the last four as Vice President. Mr. Spencer received a Bachelor of Science in Finance in 1974, and a Masters in Business Administration, also in the area of Finance, in 1979 from San Diego State University.

                                                                     (continued)

PART III

MARIE A. LEDOUX has been a director of the Company since August 1986, and has also been Chairperson and Secretary since that time. Mrs. LeDoux was also the Chairperson/Advisor of the Company's predecessor from its formation until 1986. She has thirty-eight years of experience in the area of nutrition. In 1978, Mrs. LeDoux was awarded an Honorary Fellowship in the International Academy of Preventive Medicine. In 1981, she received an Honorary Ph.D. in Humanities from the Heritage Institute. Marie A. LeDoux is the mother of Mark A. LeDoux. For the last eighteen years, Mrs. LeDoux has been the President of Play N' Talk International, a company which is in the business of preparing instructional materials for children's reading programs.

WILLIAM R. KELLAS, PH.D. became a director of the Company in October 1987. Mr. Kellas graduated from the University of Southern California earning a Bachelor of Science in Business with a Minor in Physics. He earned his Ph.D. in Health Sciences from the Doctors University of Natural Health Sciences in 1985. Dr. Kellas also graduated from Harvard University's Financial and Management Program. From 1974 to 1984, Dr. Kellas was employed by IBM as the firm's Western Regional Marketing Manager. From 1984 to 1985, Dr. Kellas was a District Manager for Wang Laboratories. In 1985, Dr.Kellas founded Comprehensive Health Centers, a medical clinic offering integrated medical, dental, chiropractic, and natural therapeutic services. In addition, Dr. Kellas is the President of Professional Preference, a biochemical firm which sells computerized regimens of protocols that are designed to regenerate an individual's immune system and fight related degenerative diseases.

LEE G. WELDON has been a director of the Company since June of 1992. He was the Chairman and Chief Executive Officer of Kal Healthway, Inc., a food supplement distributor, until it was acquired by another company during the past year. In 1963, Mr. Weldon graduated from UCLA and obtained a Bachelor of Science in Business Administration. In 1982, Mr. Weldon became a member of Young President's Organization (YPO), and since 1990 he has been a graduate member of YPO.


BOARD MEMBERS

Members of the Board of Directors are elected in three classes (Class I, Class II, and Class III) to serve initially until the 1997, 1998, and 1999 annual meetings of stockholders, respectively, and until the election and qualification of their successors. After the initial term of directors of each class terminates, at each regularly scheduled annual meeting of stockholders held to elect directors of that class, the number of directors equal to the number of directors of the class whose term expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting of stockholders. Directors receive $500 for each Directors' meeting attended in person. Mark A. LeDoux is the son of Marie A. LeDoux. Executive officers serve at the discretion of the Board of Directors. The classes of directors are as follows:

                  Director                                         Class
                  --------                                         -----

         Mark A. LeDoux                                               I
         Marie A. LeDoux, Lee G. Weldon                              II
         William R. Kellas, William P. Spencer                      III

COMMITTEES

The Company currently has a Compensation Committee, composed of William R. Kellas and Lee G. Weldon. The Company's Audit Committee is comprised of William
R. Kellas, Lee G. Weldon and William P. Spencer.

PART III

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely on its review of the copies of Form 4's received by the Company, the Company believes that during its most recent fiscal year ended June 30, 1996, that its officers and directors complied with the filing requirements under Section 16(a), except that Officer and Director William P. Spencer had four late filings of Form 4 covering seven transactions, Officer and Director Mark L. LeDoux had one late filing of Form 4 covering four transactions, and Officer and Director Marie L. LeDoux had one late filing of Form 4 covering one transaction.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

The following table sets forth compensation for services rendered in all capacities to the Company during the years ended June 30, by each of the executive officers.

SUMMARY COMPENSATION TABLE

                                                                                             Long-Term
                                                                                           Compensation
                                                Annual Compensation                           Awards
                                                -------------------                           ------
                                                                                            Securities      All Other
                                                                           Other Annual     Underlying       Compen-
                                                                           Compensation      Options/        sation
Name and Principal Position       Year        Salary ($)    Bonus ($)         ($)(1)         SARs(#)         ($)(2)
- ---------------------------       ----        ----------    ---------         ------         -------         ------
Mark A. LeDoux, President         1996         213,520       45,300            8,592              --         21,987
    Chief Executive Officer and   1995         172,942      101,203           11,502         100,000         14,961
    Director                      1994         158,450      157,867           27,770          60,000         22,559

William P. Spencer,               1996         169,275       40,300          113,656              --         35,005
    Executive Vice President,     1995         168,058       83,854              543         125,000         35,538
    Chief Operating Officer,      1994         200,250      124,357           40,668         125,000         35,394
    Treasurer,  Chief Financial
    Officer, Chief Accounting
    Officer, and Director


(1) Amounts do not exceed the lesser of $50,000 or 10% of salary and bonus combined for named executive, except as set forth in the following table.

(2) See following table.

                                                                     (continued)

                                    PART III

SUMMARY OF CASH AND OTHER COMPENSATION (continued)

                                                         Mark A.      William P.
                                                          LeDoux         Spencer
                                                          ------         -------
Other Annual Compensation-1996

      Gain from exercise and sale of
      stock options                                           NA        $ 53,078
      Personal Transportation                                 NA           7,284
      Other Personal Expenses                                 NA          40,600
      Tax Payment Reimbursements                              NA          12,694
                                                        --------        --------

      Totals                                            $  8,592        $113,656
                                                        --------        --------

Other Annual Compensation-1994
      Personal Transportation                                 NA        $  9,739
      Other Personal Expenses                                 NA          20,516
      Tax Payment Reimbursements                              NA          10,413
                                                        --------        --------

      Totals                                            $ 27,770        $ 40,668
                                                        --------        --------

All Other Compensation-1996
      401(k) Employer Contributions                     $  8,759        $ 10,974
      Life Insurance Premiums                              1,819          13,998
      Medical, Dental and Vision                           9,909           8,533
      Board of Director Meetings                           1,500           1,500
                                                        --------        --------

      Totals                                            $ 21,987        $ 35,005
                                                        --------        --------

All Other Compensation-1995

      401(k) Employer Contributions                     $  5,060        $  4,518
      Life Insurance Premiums                              1,813          13,895
      Medical, Dental and Vision                           5,838          14,875
      Board of Director Meetings                           2,250           2,250
                                                        --------        --------

      Totals                                            $ 14,961        $ 35,538
                                                        --------        --------

All Other Compensation-1994

      401(k) Employer Contributions                     $ 10,303        $ 12,662
      Life Insurance Premiums                              3,567          13,909
      Medical, Dental and Vision                           6,289           6,085
      Years of Service Award                                 150             488
      Board of Director Meetings                           2,250           2,250
                                                        --------        --------

      Totals                                            $ 22,559        $ 35,394
                                                        --------        --------

                                                                     (continued)

                                    PART III

OPTION GRANTS

There were no options granted in the year ended June 30, 1996.

OPTION EXERCISES AND HOLDINGS


The following table sets forth information concerning option exercises and option holdings under the 1992 Incentive Stock Option Plan, the 1992 Nonqualified Stock Option Plan, and the 1994 Nonqualified Stock Option Plan for the year ended June 30, 1996, with respect to the Company's executive officers:

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                Value
                                             Realized       Number of Unexercised          Value of Unexercised
                                         Market Price      Options/SAR's at Fiscal      In-The-Money Options/SAR's
                                Shares    at Exercise            Year-End (#)            at Fiscal Year End ($)(1)
                              Acquired  less Exercise            ------------            -------------------------
        Name              Exercise (#)      Price ($)   Exercisable    Unexercisable   Exercisable    Unexercisable
- --------------------      ------------  -------------   -----------    -------------   -----------    -------------
1992 Plans-
  Mark A. LeDoux                     0              0        60,000                0       277,200                0
  William P. Spencer            10,000         53,078       115,000                0       531,300                0


1994 Plan-
  Mark A. LeDoux                     0              0       100,000                0       487,000                0
  William P. Spencer                 0              0       125,000                0       608,750                0



(1) The closing price of the Company's common stock at June 30, 1996, as quoted on the American Stock Exchange, was $9.50.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Company's Compensation Committee for fiscal 1996 were William
R. Kellas and Lee G. Weldon. No current member of the Compensation Committee is a current or former officer or employee of the Company or its subsidiaries.

                                                                     (continued)

                                    PART III

EMPLOYMENT AGREEMENTS

Messrs. LeDoux and Spencer each have Employment Agreements (Agreements) with the Company effective October 1, 1995, through September 30, 1996, pursuant to which they receive annual salaries of $182,000 and $150,800, respectively, and annual auto allowances of $24,000 and $12,000, respectively. The Agreements also provide severance payments in the event of a merger, liquidation or sale of all or substantially all of the assets of the Company in an amount equal to
2.99 times the employees' average annualized base salary and performance bonus for the five year period immediately preceding the severance payment. The Agreements also contain restrictive covenants prohibiting Messrs. LeDoux and Spencer from competing with the Company during the term of their employment and for two years thereafter.

BONUS PLAN

The Executive Bonus Plan established on January 1, 1994, for the benefit of certain executive officers of the Company and its subsidiaries was terminated in the current fiscal year.


401(K) PLAN

The NATURAL ALTERNATIVES Partnership for Profits Plan (Plan) is considered a qualified plan under Section 401(k) of the Internal Revenue Code. All employees of the Company with twelve (12) months and at least one thousand hours of service during the twelve month period are eligible to participate in the Plan. The Plan provides for employee contributions of up to 15% of compensation. Employer contributions are determined by the Board of Directors at their discretion. The Company may match up to 100% of each employee's contribution which does not exceed 5% of the employee's total compensation. Employee contributions in the Plan are 100% vested. Participants become vested in employer contributions at the rate of 34% the first year, 67% the second year and 100% after three years. The Company contributed and expensed $101,161, $50,345 and $84,296 in 1996, 1995 and 1994, respectively.


STOCK OPTION PLANS

The Company maintains three stock option plans: the 1992 Incentive Stock Option Plan (Incentive Plan) and the 1992 Nonqualified Stock Option Plan (1992 Nonqualified Plan), both of which were approved by the shareholders of the Company at its Annual Meeting of Shareholders on June 5, 1992, and the 1994 Nonqualified Stock Option Plan (1994 Nonqualified Plan) which was approved by the Board of Directors on December 9, 1994, and by the shareholders of the Company at its Annual Meeting of Shareholders on May 10, 1996. The 1992 Incentive Plan provides for the granting of "incentive stock options" as described in Section 422 of the Internal Revenue Code (Code). The 1992 and 1994 Nonqualified Plans provide for the granting of nonqualified stock options which are not intended to qualify under any provision of the Code. On September 9, 1993, all options then authorized under the Incentive Plan and 1992 Nonqualified Plan were granted at the fair market value price of $4.875 per share. On December 9, 1994, the Shareholders approved an amendment to the Incentive Plan, increasing the number of common shares that may be granted from 200,000 to 500,000. There have been no additional options granted to date. On January 24, 1995, options for 500,000 shares under the 1994 Plan were granted at the fair market value of $4.625 per share.

Incentive Plan

The purpose of the Incentive Plan is to promote the interests of the Company by providing a method whereby key management personnel of the Company and its subsidiaries responsible for the management, growth and financial success of the Company may be offered incentives to encourage them to acquire a proprietary interest or to increase their proprietary interest in the Company, and to remain in the employ of the Company and its subsidiaries. The total number of shares issuable under the Incentive Plan may not exceed 500,000 shares, subject to certain adjustments.

                                                                     (continued)

                                    PART III

STOCK OPTION PLANS (continued)

Incentive Plan (continued)

The Incentive Plan is to be administered by either the Board of Directors (Board) or the Company's Compensation Committee. Subject to the express provisions of the Incentive Plan, the Board or the Compensation Committee will have complete authority to determine the employees to whom, and the times at which options are to be granted, the number of shares to be subject to each option, the option term, and all other terms and conditions of an option. The Board or the Compensation Committee will also have the authority to interpret the provisions in the Incentive Plan and to prescribe rules and regulations for its orderly administration.

The exercise price of incentive stock options granted under the Incentive Plan may not be less than 100% of the fair market value of the Common Stock on the date of the option grant. With respect to any key employee who owns stock representing more than 10% of the voting power of the outstanding capital stock of the Company, the exercise price of any incentive stock option may not be less than 110% of the fair market value of such shares at the time of grant and the term of such option may not exceed five years. Each option granted under the Incentive Plan will be exercisable at such time or times, during such period, and for such number of shares as is determined by the Board or the Compensation Committee and set forth in the instrument evidencing the option. No option granted under the Incentive Plan shall have a term in excess of ten years from the date of grant.

During the lifetime of the optionee, the option will be exercisable only by the optionee and may not be assigned or transferred by the optionee other than by will or the laws of descent or distribution. Should an optionee cease to be an employee of the Company or its subsidiaries for any reason other than death, then any outstanding option granted under the Incentive Plan will be exercisable by the optionee only during the three month period following cessation of employee status, and only to the extent of the number of shares for which the option is exercisable at the time of such cessation of employee status.

If the Company or its shareholders enter into an agreement to dispose of all or substantially all of the assets or outstanding capital stock of the Company by sale, merger, reorganization or liquidation, each option outstanding will become exercisable during the 15 days immediately prior to the scheduled consummation of such sale, merger, reorganization or liquidation with respect to the full number of shares of the Company's Common Stock purchasable under such option, unless the successor corporation or parent assumes or replaces the outstanding options.

In the event any change is made to the outstanding shares of the Company's Common Stock without the receipt of consideration by the Company, then unless such change results in the termination of all outstanding options, appropriate adjustments will be made to the maximum number of shares issuable under the Incentive Plan and to the number of shares and the option price per share of the stock subject to each outstanding option.

1992 and 1994 Nonqualified Plans

The purpose of the 1992 and 1994 Nonqualified Plans (the Nonqualified Plans) is to provide an incentive to eligible employees, consultants and officers whose present and potential contributions are important to the continued success of the Company, to afford those individuals the opportunity to acquire a proprietary interest in the Company and to enable the Company to enlist and retain in its employment qualified personnel for the successful conduct of its business. Officers, consultants and other employees of the Company and its subsidiaries whom the administrators deem to have the potential to contribute to the success of the Company shall be eligible to receive options under the Nonqualified Plans.

The administrators of the Nonqualified Plans shall be either the Board of the Company or a committee designated by the Board. The administrators have full power to select, from among the officers, employees and consultants of the Company eligible for options, the individuals to whom options will be granted, and to determine the specific terms of each grant, subject to the provisions of the Nonqualified Plans.

                                                                     (continued)

                                    PART III

STOCK OPTION PLANS (continued)

1992 and 1994 Nonqualified Plans (continued)

The exercise price for each share covered by the Nonqualified Plans will be determined by the administrators, but will not be less than 60% and 100% for the 1992 Nonqualified Plan and the 1994 Nonqualified Plan, respectively, of the fair market value of a share of Common Stock of the Company on the date of grant of such option. The term of each option will be fixed by the administrators of the Nonqualified Plans. In addition, the administrators will determine the time or times each option may be exercised. Options may be exercisable in installments, and the exercisability of options may be accelerated by the administrators.

Options granted pursuant to the Nonqualified Plans are nontransferable by their participants, other than by will or by the laws of descent or distribution, and may be exercised during the lifetime of the participant only by the participant. In the event of an optionee's termination of employment or consulting relationship for any reason other than death or total and permanent disability, an option may be thereafter exercised, to the extent it was exercisable at the date of such termination, for such period of time as the administrator shall determine at the time of grant, but only to the extent that the term of the option has not expired.

Subject to the Nonqualified Plans' change in control provisions, in the event of the sale of substantially all of the assets of the Company or the merger of the Company with or into another corporation, each outstanding option shall be assumed or substituted by such successor corporation or parent or subsidiary of such successor corporation. The Nonqualified Plans also provide that in the event of a change of control of the Company, certain acceleration and valuation provisions shall apply, except as otherwise determined by the Board at its discretion prior to the change of control.

In the event of any change in capitalization in the Company which results in an increase or decrease in the number of outstanding shares of Common Stock without receipt of consideration by the Company, an appropriate adjustment shall be made in the number of shares which have been reserved for issuance under the Nonqualified Plans and the price per share covered by each outstanding option.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as far as is known to the Board of Directors or management of the Company, as of September 16, 1996, the stock ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, all Directors individually, all Directors and Officers as a group and by the individuals listed under the summary compensation table.

                             Directors and Officers


                          Name and Address          Amounts and Nature
                            of Beneficial             of Beneficial         Percent
Title of Class                  Owner                Ownership (1)(2)     of Class (2)
- --------------                  -----                ----------------     ------------
Common Stock           Marie A. LeDoux (3)              1,077,301            17.10%
                       1185 Linda Vista Drive
                       San Marcos CA 92069

Common Stock           Mark A. LeDoux (4)                 510,317             8.10%
                       1185 Linda Vista Drive
                       San Marcos CA 92069

Common Stock           William R. Kellas (5)               29,500              .47%
                       1185 Linda Vista Drive
                       San Marcos CA 92069

Common Stock           William P. Spencer (6)             254,792             4.05%
                       1185 Linda Vista Drive
                       San Marcos CA 92069

Common Stock           Lee G. Weldon (7)                   41,880              .66%
                       1185 Linda Vista Drive
                       San Marcos CA 92069



Common Stock           All Directors and Officers       1,913,790            30.38%
                       as a Group (5 persons)

                                                                     (continued)

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)


(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

(2) Shares of common stock which were not outstanding but which could be acquired upon exercise of an option within 60 days from the date of this filing are considered outstanding for the purpose of computing the percentage of outstanding shares beneficially owned. However, such shares are not considered to be outstanding for any other purpose.

(3) Includes 10,000 shares which Mrs. LeDoux has the right to acquire upon exercise of options exercisable within 60 days of the date of this filing.

(4) Includes 800 shares of common stock held in the name of Mr. LeDoux's wife, Julie LeDoux, and 8,000 shares of common stock held as custodian for a niece and his children. Also includes 160,000 shares which Mr. LeDoux has the right to acquire upon exercise of options exercisable within 60 days of the date of this filing.

(5) Includes 1,500 shares of common stock held in the name of Mr. Kellas' wife and 15,000 shares which Mr. Kellas has the right to acquire upon exercise of options exercisable within 60 days of the date of this filing.

(6) Includes 2,400 shares of common stock held as custodian for Mr. Spencer's children and 240,000 shares which he has the right to acquire upon exercise of options exercisable within 60 days of the date of this filing.

(7) Includes 15,000 shares which Mr. Weldon has the right to acquire upon exercise of options exercisable within 60 days of the date of this filing.


There is no arrangement known to the Company, the operation of which may at a subsequent date, result in a change of control of the Company.

                                    PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 1996, the Company acquired a portion of a building occupied by certain of its offices and production facilities which, up to that time, were being leased from its two principal stockholders, Marie A. LeDoux and Mark A. LeDoux. The lease provided for rent payable in the amount of $60,000 per year. Purchase price of the building was $545,000 which, in the opinion of management and an independent certified appraiser who evaluated the property in April 1996, represented fair market value.

The Company entered into an agreement with the father-in-law and mother-in-law of the President of the Company in December 1991, which provides commissions on sales to a particular customer. The term of the agreement is ten years and will expire in December 2001. The commission equals 5% of sales, with earnings capped at $25,000 per calendar quarter. Amounts paid under this agreement were $100,000, $100,000 and $95,864 for the years ending June 30, 1996, 1995 and
1994, respectively. There were no amounts owed under the agreement at June 30, 1996 or 1995.

Included in notes receivable are notes from the Company's President and Executive Vice President. The balance of the notes, including accrued interest, at June 30, 1996 was $70,119 and $84,606, respectively, and at June 30, 1995 was $91,992 and $55,428, respectively. Additionally, during the year ended June 30, 1996, the Company made a noninterest bearing loan in the amount of $50,000 to the Chairman of the Board, bringing the aggregate amount of such loans to $100,000. Amounts owed on these loans, which are secured by proceeds from a life insurance policy on the Chairman of the Board's life, were $100,000 and $50,000 at June 30, 1996 and 1995, respectively.

During fiscal year 1995, the Company's President paid $26,483 for certain expenses on behalf of the Company. Also, the Company paid commissions during the years ended June 30, 1996 and 1995 in the amounts of $6,916 and $10,800, respectively, to the Chairman of the Board.

                       This page left blank intentionally.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

         The financial statements listed in the accompanying index to consolidated financial statements are filed as part of this report.


    2.  FINANCIAL STATEMENT SCHEDULES

         The financial statement schedule listed in the accompanying index to consolidated financial statements is filed as part of this annual report. Schedules not included have been omitted because they are not applicable or the information required is included in the financial statements and notes thereto.


(b) EXHIBITS

         Exhibit 11 Re: Computation of Per Share Earnings

         Exhibit 23 Re: Consent of KPMG Peat Marwick LLP

(c) REPORTS FORM 8-K

         Not Applicable

            NATURAL ALTERNATIVES INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                 JUNE 30, 1996


Independent Auditors' Report .............................................    24

Consolidated Balance Sheets as of June 30, 1996 and 1995 .................    25

Consolidated Statements of Earnings for the years ended June 30, 1996,
    1995 and 1994 ........................................................    27

Consolidated Statements of Stockholders' Equity for the years ended
    June 30, 1996, 1995 and 1994 .........................................    28

Consolidated Statements of Cash Flows for the years ended June 30, 1996,
    1995 and 1994 ........................................................    30

Notes to Consolidated Financial Statements ...............................    32

Schedule II - Valuation and Qualifying Accounts for the years ended
    June 30, 1996, 1995 and 1994 .........................................    45

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
NATURAL ALTERNATIVES INTERNATIONAL, INC.:



We have audited the accompanying consolidated financial statements of Natural Alternatives International, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Alternatives International, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                           KPMG Peat Marwick LLP

San Diego, California
September 16, 1996

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                                     ASSETS

                                                             1996          1995
                                                         -----------   -----------
Current Assets:
    Cash and cash equivalents                            $ 1,887,427   $ 2,526,839
    Accounts receivable - less allowance for doubtful
      accounts of $319,000 in 1996 and $215,000
      in 1995 (Notes E, F, and L)                          5,026,204     5,590,165
    Accounts receivable - related party (Note E and K)       932,490          --
    Inventory (Notes B, E, and F)                          6,399,592     5,229,585
    Notes receivable - current portion (Note K)              157,155       183,255
    Deferred income taxes (Note H)                           425,000       326,000
    Deposits                                                 100,513       126,223
    Other current assets                                     781,754       740,862
                                                         -----------   -----------

           Total Current Assets                           15,710,135    14,722,929
                                                         -----------   -----------


Property and equipment, net (Notes C, E, F, G, and K)      7,278,078     5,774,732
                                                         -----------   -----------

Other Assets:
    Investments (Note D)                                      74,890        50,254
    Notes receivable, less current portion (Note K)          285,470       365,871
    Other non-current assets, net                            212,618       279,994
                                                         -----------   -----------

           Total Other Assets                                572,978       696,119
                                                         -----------   -----------

TOTAL ASSETS                                             $23,561,191   $21,193,780
                                                         ===========   ===========

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             JUNE 30, 1996 AND 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          1996            1995
                                                      ------------    ------------
Current Liabilities:
    Accounts payable                                  $  3,658,897    $  4,983,913
    Current installments of long-term debt (Note F)        234,736         213,812
    Current installments of capital lease
      obligations (Note G)                                  22,860          20,786
    Accrued compensation and employee benefits             280,340         528,704
    Income taxes payable (Note H)                          520,246         738,075
    Customer deposits                                        2,606          30,407
                                                      ------------    ------------

           Total Current Liabilities                     4,719,685       6,515,697
                                                      ------------    ------------

Deferred income taxes (Note H)                             357,000         285,000
Long-term debt, less current installments (Note F)       1,276,118       1,043,179
Capital lease obligations, less current
  installments (Note G)                                     48,802          71,649
                                                      ------------    ------------

            Total Liabilities                            6,401,605       7,915,525
                                                      ------------    ------------

Stockholders' Equity (Note J):

    Preferred stock; $.01 par value;
      500,000 shares authorized; none
      issued or outstanding                                   --              --
    Common stock; $.01 par value; 8,000,000
      shares authorized; issued and outstanding
      5,351,875 in 1996 and 5,257,875 in 1995               53,519          52,579
    Additional paid-in capital                           6,220,196       5,586,759
    Retained earnings                                   10,901,093       7,678,776
    Net unrealized (losses) on investments (Note D)        (15,222)        (39,859)
                                                      ------------    ------------

            Total Stockholders' Equity                  17,159,586      13,278,255
                                                      ------------    ------------

Commitments and contingencies (Notes K, L and M)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 23,561,191    $ 21,193,780
                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                       1996            1995            1994
                                   ------------    ------------    ------------
Net sales                          $ 47,621,804    $ 37,388,254    $ 34,334,062

Cost of goods sold                   35,182,059      27,554,623      24,678,182
                                   ------------    ------------    ------------

          GROSS PROFIT               12,439,745       9,833,631       9,655,880

Selling, general &
  administrative expenses             7,176,369       6,196,109       6,062,929
                                   ------------    ------------    ------------

          INCOME FROM OPERATIONS      5,263,376       3,637,522       3,592,951
                                   ------------    ------------    ------------

Other income (expense):
  Interest income                        92,926          85,236          64,029
  Interest expense                     (190,850)       (123,107)       (109,665)
  Other, net (Note D)                    41,865         (14,592)       (377,948)
                                   ------------    ------------    ------------

                                        (56,059)        (52,463)       (423,584)
                                   ------------    ------------    ------------

          EARNINGS BEFORE
          INCOME TAXES                5,207,317       3,585,059       3,169,367

Income taxes (Note H)                 1,985,000       1,557,000       1,282,000
                                   ------------    ------------    ------------

          NET EARNINGS             $  3,222,317    $  2,028,059    $  1,887,367
                                   ============    ============    ============

NET EARNINGS PER COMMON SHARE:

  Primary and fully diluted        $        .58    $        .39    $        .38
                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                                                  Net
                                                            Additional                         Unrealized
                                   Common Stock               Paid-In         Retained           Gains
                                Shares        Amount          Capital         Earnings          (Losses)          Total
                                ------        ------          -------         --------          --------          -----
Balance at
 June 30, 1993                4,700,875    $     47,009    $  3,062,709     $  3,763,350     $       --       $  6,873,068

Issuance of common
stock  pursuant
to Sonergy
purchase agreement               40,000             400          19,600             --               --             20,000

Issuance of common
stock for warrants
exercised                       507,500           5,075       2,465,924             --               --          2,470,999

Issuance costs
for warrants                       --              --           (55,222)            --               --            (55,222)

Issuance of common
stock upon exercise of
employee stock options            9,000              90          43,830             --               --             43,920

Income tax benefit from
stock options exercised            --              --            20,000             --               --             20,000

Net unrealized
(losses) on
investments                        --              --              --               --            (43,667)         (43,667)

Net earnings                       --              --              --          1,887,367             --          1,887,367
                              ---------    ------------    ------------     ------------       -----------     ------------

Balance at
  June 30, 1994               5,257,375    $     52,574    $  5,556,841     $  5,650,717     $    (43,667)    $ 11,216,465

Issuance of common
stock upon exercise of
employee stock options              500               5           2,435             --               --              2,440

Income tax benefit from
stock options exercised            --              --             1,000             --               --              1,000

Net unrealized
gains on
investments                        --              --              --               --              3,808            3,808

Other (Note K)                     --              --            26,483             --               --             26,483

Net earnings                       --              --              --          2,028,059             --          2,028,059
                              ---------    ------------    ------------     ------------     ------------     ------------

Balance at
  June 30, 1995               5,257,875    $     52,579    $  5,586,759     $  7,678,776     $    (39,859)    $ 13,278,255
                              ---------    ------------    ------------     ------------     ------------     ------------

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continued)
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                                           Net
                                                          Additional                    Unrealized
                                  Common Stock             Paid-In        Retained         Gains
                               Shares        Amount        Capital        Earnings       (Losses)         Total
                               ------        ------        -------        --------       --------         -----
Balance at
  June 30, 1995              5,257,875    $    52,579    $ 5,586,759    $ 7,678,776    $   (39,859)    $13,278,255

Issuance of common
stock upon exercise of
employee stock options          94,000            940        454,662           --             --           455,602

Income tax benefit from
stock options exercised           --             --          178,775           --             --           178,775

Net unrealized
gains on
investments                       --             --             --             --           24,637          24,637

Net earnings                      --             --             --        3,222,317           --         3,222,317
                             ---------    -----------    -----------    -----------    -----------     -----------

Balance at
  June 30, 1996              5,351,875    $    53,519    $ 6,220,196    $10,901,093    $   (15,222)    $17,159,586
                             =========    ===========    ===========    ===========    ===========     ===========

          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                         1996               1995               1994
                                                     -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                       $ 3,222,317        $ 2,028,059        $ 1,887,367
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
    Bad debt expense                                     391,162            112,000             92,000
    Tax benefit on option exercise                       178,775              1,000             20,000
    Depreciation and amortization                      1,069,460          1,051,489            817,477
    Deferred income taxes                                (27,000)            99,000           (139,000)
    Loss on disposal of assets                            11,038             21,276              1,154
    (Gain)Loss on investments                            (48,020)              --              402,285
    Other                                                (32,005)            26,483               --
  Changes in operating assets and liabilities,
  net of effect from a business acquisition:
    (Increase) decrease in:
        Accounts receivable                             (686,338)           166,545         (3,955,417)
        Inventory                                     (1,170,007)        (1,764,671)        (1,857,867)
        Deposits                                          25,710             87,393              5,895
        Prepaid taxes                                       --              257,917               --
        Other assets                                     (12,673)           (81,900)          (578,019)
        Tax refund receivable                               --                 --             (257,917)
    (Decrease) increase in:
        Accounts payable                              (1,325,016)           498,361          2,146,181
        Accrued compensation and
         employee benefits                              (248,364)           243,083            141,898
        Income taxes payable                            (217,829)           738,075            (99,583)
        Customer deposits                                (27,801)            17,249            (99,989)
                                                     -----------        -----------        -----------

  Net Cash Provided by (Used in)
    Operating Activities                               1,103,409          3,501,359         (1,473,535)
                                                     -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property and
    equipment                                             55,337             77,800            100,000
  Proceeds from sale of investments                       64,108               --              251,672
  Capital expenditures                                (2,064,524)        (1,773,362)        (2,040,682)
  Capital expenditure-related party                     (545,000)              --                 --
  Investments                                            (16,088)           (22,501)           (96,239)
  Issuance of notes receivable                           (60,605)           (26,475)           (76,227)
  Repayment of notes receivable                          135,259            112,256             93,009
                                                     -----------        -----------        -----------

  Net Cash (Used in) Investing Activities             (2,431,513)        (1,632,282)        (1,768,467)
                                                     -----------        -----------        -----------

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                       1996               1995               1994
                                                                   -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings on lines of credit                                    $      --          $   650,000        $ 2,117,000
  Payments on line of credit                                              --             (500,000)        (1,502,000)
  Payments on long-term debt and capital
  leases                                                              (311,910)          (308,432)          (135,235)
  Offering costs                                                          --                 --              (55,222)
  Proceeds from long-term debt financing                               545,000               --                 --
  Issuance of common stock                                             455,602              2,440          2,514,919
                                                                   -----------        -----------        -----------

  Net Cash Provided by (Used in) Financing
    Activities                                                         688,692           (155,992)         2,939,462
                                                                   -----------        -----------        -----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                                         (639,412)         1,713,085           (302,540)

Cash and Cash Equivalents at
  Beginning of Year                                                  2,526,839            813,754          1,116,294
                                                                   -----------        -----------        -----------

Cash and Cash Equivalents at
  End of Year                                                      $ 1,887,427        $ 2,526,839        $   813,754
                                                                   ===========        ===========        ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                       $   190,850        $   123,107        $   109,665
    Income Taxes                                                     2,052,000            800,000          1,372,000
                                                                   ===========        ===========        ===========

  Disclosure of non-cash financing and investing activities:
  Issuance of note receivable on disposal
    of asset                                                       $     8,000        $      --          $      --
  Assets acquired through debt financing                                                   43,143             97,807
  Notes payable refinanced with new debt                               565,000               --                 --
  Partial fulfillment of obligation
    to issue shares of restricted stock
    relating to Sonergy purchase agreement                                --                 --               20,000
  Conversion of accounts receivable
    to notes receivable                                                   --               79,181             70,000
  Conversion of other assets
    to notes receivable                                                  1,500             38,175             45,000
  Conversion of line of credit
    to notes payable                                                      --              500,000            265,000
  Conversion of inventory to notes receivable                             --               80,108               --
  Net unrealized gains (losses) on
    investments                                                         24,637              3,808            (43,667)
  Write-off of notes receivable through
    the allowance for doubtful accounts                                 62,790             13,000             79,717
                                                                   ===========        ===========        ===========


          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Natural Alternatives International, Inc., (the Company) manufactures vitamins, micronutrients and related nutritional supplements, providing innovative private-label products for specialized corporate, institutional and commercial accounts worldwide. The Company operates as a single business segment.


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Pro-Lean, Inc., (formerly Sonergy, Inc.), CellLife International, Inc. and CellLife Pharmaceuticals International, Inc. All significant intercompany accounts and transactions have been eliminated.


Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less.


Inventory

Inventory is recorded at the lower of cost (first-in, first-out) or market (net realizable value). Such cost includes raw materials, labor and production overhead.


Property and Equipment

Property and equipment is stated at cost. Property and equipment under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments. These leases are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Depreciation and amortization of property and equipment are provided using the straight-line method over their estimated useful lives, generally ranging from 5 to 39 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the improvement or the remaining term of the lease.


Investments

Effective June 30, 1994, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Prior to this implementation, the Company carried its investments at the lower of cost or market. The Company's investments, which consist of equity securities, are classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Adoption of this statement had no material effect on the Company's financial statements.

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Other non-current assets are composed of identifiable intangible assets including a customer list. The assets are amortized on a straight-line basis over five years. Accumulated amortization at June 30, 1996 and 1995 was $418,897 and $381,240, respectively.


Fair Value of Financial Instruments

Because of their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued compensation and employee benefits approximate fair value. The carrying amounts for long-term debt approximate fair value as the interest rates and terms are substantially similar to rates and terms which could be obtained currently for similar instruments.

Revenue Recognition

Revenue is recognized when products are shipped and title has transferred.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the includes the enactment date.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Net Earnings per Share

Primary earnings per share is computed based upon the weighted average number of shares outstanding during the period plus the dilutive effects of common shares contingently issuable from stock options and warrants. Fully diluted earnings per share reflect additional dilution related to common stock equivalents due to the use of the market price at the end of the period, when higher than the average price for the period. Common stock options and common stock purchase warrants are excluded from the computation of net earnings per share if their effect is anti-dilutive.

The weighted average number of shares outstanding and common stock equivalents are as follows:

                                         1996            1995            1994
                                         ----            ----            ----
Primary and fully diluted              5,585,442       5,257,865       4,948,564

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash investments with high credit qualified financial institutions. Credit risk with respect to receivables is concentrated with the Company's three largest customers (see Note L). These three customers' receivable balances collectively represent 54% and 55% of total accounts receivable at June 30, 1996 and 1995, respectively. Concentrations of credit risk related to the remaining accounts receivable balance are limited due to the large number of customers comprising the Company's remaining customer base and their dispersion across many different industries and geographies.

Reclassifications

Certain amounts in prior years' financial statements have been reclassified to conform to the 1996 presentation.


B. INVENTORY

Inventory is comprised of the following at June 30:

                                                  1996                   1995
                                                  ----                   ----
Raw materials                                  $2,865,438             $2,419,083
Work in progress                                2,911,778              2,240,173
Finished goods                                    622,376                570,329
                                               ----------             ----------

                                               $6,399,592             $5,229,585
                                               ==========             ==========

Labor and production overhead included in inventory as of June 30, 1996 and 1995 was $1,107,618 and $769,713, respectively.

C. PROPERTY AND EQUIPMENT


    The following is a summary of property and equipment at June 30:

                                                   1996                 1995
                                                   ----                 ----
    Building and building improvements        $  3,296,008         $  1,120,846
    Machinery and equipment                      6,139,145            4,928,968
    Office equipment and furniture               1,845,083            1,488,710
    Equipment under capital leases                 516,362              516,362
    Vehicles                                        30,922              187,596
    Leasehold improvements                          92,198            1,230,543
                                              ------------         ------------

    Total property and equipment                11,919,718            9,473,025
    Less accumulated depreciation
     and amortization                           (4,641,640)          (3,698,293)
                                              ------------         ------------

    Property and equipment, net               $  7,278,078         $  5,774,732
                                              ============         ============

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. PROPERTY AND EQUIPMENT (continued)

At June 30, 1996 and 1995, accumulated depreciation and amortization includes $452,343 and $427,896, respectively, of amortization of capitalized leases. In connection with the acquisition of certain building suites (see Note K), the cost of related leasehold improvements was reclassified from leasehold improvements to building and building improvements.


D. INVESTMENTS

Investments consist of marketable securities. Securities held as of June 30, 1996, are considered "available for sale securities." Securities are valued at $74,890 and $50,254 as of June 30, 1996 and 1995, respectively. The security portfolio includes gross unrealized losses, net of tax, of $15,222 and $39,859 at June 30, 1996 and 1995, respectively.

During fiscal year 1995, the Company disposed of its investment in a start-up operation in Mexico resulting in no gain or loss in fiscal 1995. The investment was accounted for under the equity method through the third quarter of fiscal year 1994. Due to the Company's decision to sell the investment, the investment was written down to its estimated realizable value in fiscal 1994. The write-down of $349,600 is included as an offset to other income.


E. LINE OF CREDIT AGREEMENTS

The Company has revolving lines of credit agreements permitting borrowings up to $3,000,000, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate, which was 8.25% at June 30, 1996. Advances against the revolving lines of credit cannot exceed 70% of eligible receivables. These agreements contain financial covenants concerning limitations on maintenance of debt, certain financial ratios and other matters. Of the lines of credit, $1,000,000 expires on December 5, 1996 and $2,000,000 expires on December 5, 1997; management expects such lines to be renewed in the normal course of business. There were no amounts outstanding under these credit agreements as of June 30, 1996 and 1995, respectively.

F. LONG-TERM DEBT

Long-term debt consisted of the following as of June 30:

                                                       1996              1995
                                                       ----              ----
Note payable to bank, secured by
building, interest at 8.25%, principal
and interest payments of $10,769
monthly, due 2011                                  $  1,110,000        $    -0-

Note payable to bank, secured by UCC
filing on receivables, inventory,
equipment, and vehicles, interest at
bank's prime plus .75% (an effective
rate of 9.0% and 9.75% at June 30, 1996
and 1995, respectively), principal and
interest payments of $5,520 monthly; due
December 1997                                            88,360         154,600


                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


F.  LONG-TERM DEBT (continued)

                                                            1996                         1995
                                                            ----                         ----
Note payable to bank, secured by UCC
filing on receivables, inventory,
equipment, and vehicles, interest at
bank's prime plus .75% (an effective
rate of 9.0% and 9.75% at June 30, 1996
and 1995, respectively), principal
payments of $10,417 monthly; due January
1999                                                    $   312,494                $     437,498

Note payable to bank, secured by
building, interest at 7.0%, principal
and interest payments of $2,173 monthly;
paid in full May 1996                                           -0-                       23,076

Notes payable to bank, secured by
vehicles, principal and interest payments
of $796 monthly; paid in full February
1996                                                            -0-                       11,474

Note payable to bank, secured by
building, interest at 7.0%, principal
and interest payments of $2,607 monthly;
paid in full June 1996                                          -0-                      375,879

Note payable to bank, secured by
vehicle, interest at 4.75%, principal
and interest payments of $420 monthly;
paid in full February 1996                                      -0-                       11,346

Note payable to bank, secured by
building, interest at 7.0%, principal
and interest payments of $1,848 monthly;
paid in full June 1996                                          -0-                      243,118
                                                        -----------                -------------

                                                          1,510,854                    1,256,991

Less current installments                                  (234,736)                    (213,812)
                                                        -----------                -------------

Long-term debt - less current installments              $ 1,276,118                $   1,043,179
                                                        ===========                =============


Aggregate amounts of long-term debt maturities as of June 30, 1996 are as follows:


                                         1997                  $  234,736
                                         1998                     189,955
                                         1999                     108,987
                                         2000                      50,486
                                         2001                      54,812
                                      Thereafter                  871,878
                                                               ----------

                                                               $1,510,854
                                                               ==========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. CAPITAL LEASE OBLIGATION


The Company leases certain equipment under capital leases which expire during the next three years. The present value of the future minimum capital lease payments as of June 30 are as follows:

                                                         1996           1995
                                                         ----           ----
Capital lease payable to AT&T Credit
Corporation, secured by phone system,
 interest at 13%, principal and interest in
 monthly installments of $2,504 through
 May 1999                                             $  85,121       $ 115,164

Other capital lease                                         780           2,341
                                                      ---------       ---------

                                                         85,901         117,505

Less amount representing interest                       (14,239)        (25,070)
                                                      ---------       ---------

Present value of net minimum lease payments              71,662          92,435

Less current installments                               (22,860)        (20,786)
                                                      ---------       ---------

Capital lease obligations - less current
 installments                                         $  48,802       $  71,649
                                                      =========       =========


Future minimum annual lease payments under capital lease obligations at June 30, 1996 are as follows:

                               1997            $  30,822
                               1998               30,043
                               1999               25,036
                                               ---------

Minimum lease payments                         $  85,901
                                               =========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H. INCOME TAXES

Income taxes consist of the following:

                                             Year Ended June 30,
                                             -------------------

                                  1996               1995               1994
                                  ----               ----               ----
Current:
   Federal                    $ 1,712,000        $ 1,129,000        $ 1,112,000
   State                          300,000            329,000            309,000
                              -----------        -----------        -----------

                                2,012,000          1,458,000          1,421,000
                              -----------        -----------        -----------

Deferred:
   Federal                        (15,000)            66,000           (127,000)
   State                          (12,000)            33,000            (12,000)
                              -----------        -----------        -----------

                                  (27,000)            99,000           (139,000)
                              -----------        -----------        -----------

                              $ 1,985,000        $ 1,557,000        $ 1,282,000
                              ===========        ===========        ===========


The provision for deferred income taxes consists of the following:

                                                   Year Ended June 30,
                                                   -------------------

                                             1996          1995          1994
                                             ----          ----          ----
Accelerated depreciation and
 amortization for tax purposes            $  78,000     $  54,000     $  73,000
Increase in valuation allowance                --          34,000          --
Accrued compensation                        108,000       (68,000)      (40,000)
Inventory valuation reserve                (202,000)         --            --
Bad debt expense                            (41,000)      (36,000)       (2,000)
Accrued vacation expense                     (6,000)      (26,000)         --
Customer deposits                            11,000        (6,000)       43,000
Writedown of investments                       --         158,000      (168,000)
State income taxes                           48,000       (34,000)      (32,000)
Other, net                                  (23,000)       23,000       (13,000)
                                          ---------     ---------     ---------

                                          $ (27,000)    $  99,000     $(139,000)
                                          =========     =========     =========

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H. INCOME TAXES (continued)

Net deferred tax assets and deferred liabilities as of June 30 are as follows:

                                                                      1996           1995
                                                                      ----           ----
Deferred tax assets:
      Accrued compensation                                          $   --         $108,000
      Allowance for doubtful accounts                                127,000         86,000
      Accrued vacation expense                                        39,000         33,000
      Customer deposits                                                1,000         12,000
      Investment loss carryforward                                    34,000         34,000
      State income taxes                                              88,000        136,000
      Allowance for inventory valuation                              202,000           --
      Other, net                                                       3,000           --
                                                                    --------       --------

      Total gross deferred tax assets                                494,000        409,000
      Less valuation allowance                                        34,000         34,000
                                                                    --------       --------

      Net deferred tax assets                                        460,000        375,000
                                                                    --------       --------

Deferred tax liabilities:

      Accumulated depreciation and amortization                      392,000        314,000
      Other, net                                                        --           20,000
                                                                    --------       --------

      Total gross deferred tax liabilities                           392,000        334,000
                                                                    --------       --------

      Net deferred tax asset                                        $ 68,000       $ 41,000
                                                                    ========       ========


The valuation allowance for deferred tax assets was $34,000 at June 30, 1996 and 1995. The net change in the valuation allowance for the year ended June 30, 1995 was an increase of $34,000 related to capital losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers, among other things, the scheduled reversal of deferred tax liabilities, projected future taxable income, and other planning strategies. In making this assessment, management believes it more likely than not that the Company will realize the benefit of the deferred tax asset at June 30, 1996.

During the year ended June 30, 1996, the Company reached a settlement with the Internal Revenue Service relating to an examination of the Company's tax return for the year ended June 30, 1991. The agreed amount of additional tax assessed, and paid in July, 1996, was $22,959. The amount of related state income tax will be approximately $7,500.

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H. INCOME TAXES (continued)

A reconciliation of income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                          Year Ended June 30,
                                                         ---------------------
                                              1996               1995                 1994
                                              ----               ----                 ----
Income taxes computed at
   statutory federal income tax rate       $1,770,000        $ 1,219,000         $ 1,078,000
 State income taxes, net of
   federal income tax benefit                 190,000            224,000             195,000
 Increase in valuation allowance                 --               34,000                --
 Adjustments for prior year tax
   estimates                                     --               60,000                --
 Expenses not deductible for
 tax purposes:
   Meals and entertainment                     21,000             17,000               9,000
   Officers' life insurance                     1,000              5,000               1,000
 Other                                          3,000             (2,000)             (1,000)
                                           ----------        -----------         -----------

 Income taxes as reported                  $1,985,000        $ 1,557,000         $ 1,282,000
                                           ==========        ===========         ===========

 Effective tax rate                             38.1%              43.3%               40.4%
                                           ==========        ===========         ===========



I. EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. All employees with twelve months and at least one thousand hours of service during the twelve-month period are eligible to participate in the plan. The Company may make contributions at the discretion of its Board of Directors. The Company contributed and expensed $100,161, $50,345 and $84,296 in 1996, 1995 and 1994,
respectively.

The Company has a "Cafeteria Plan" pursuant to Section 125 of the Internal Revenue Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. The Company recognizes the cost of providing these benefits by expensing the annual premiums which are based on benefits paid during the year. The premiums paid for these benefits totaled $217,375, $194,087 and $163,003 for 1995, 1994 and 1993, respectively.

The Company does not currently provide any post-retirement or post-employment benefits.


J.  STOCKHOLDERS' EQUITY

In connection with the 1990 acquisition by Pro-Lean of DBA Laboratories, Inc.
(DBA), the sole stockholder of DBA received 80,000 shares of restricted stock of the Company. During fiscal year 1992, 40,000 shares were issued and the remaining 40,000 shares were issued in fiscal year 1994.
                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


J.  STOCKHOLDERS' EQUITY (continued)

Effective February 6, 1992, the Company had a secondary offering of 350,000 units. On March 12, 1992, the Underwriter exercised the over-allotment option consisting of 52,500 units, purchasing 75,000 shares of common stock from the Company and 30,000 shares of common stock from two of the Company's directors. Issuance of common stock pursuant to the secondary offering and exercise of the over-allotment option generated net proceeds of $1,989,216 after deducting underwriting discounts, commissions and offering costs of $301,419. Each unit consisted of two shares of common stock and one common stock purchase warrant, which were exercisable for a period of two years and entitled the holder to purchase one share of common stock at $5.00 per share. No value was assigned to the common stock purchase warrants at the date of issuance. Effective April 8, 1994, the Company registered the common stock purchase warrants. All warrants were exercised by May 15, 1994, and 507,500 common shares were issued, generating net proceeds of $2,415,777 after deducting costs of $55,222.

Effective June 5, 1992, the Company adopted the 1992 Incentive Stock Option Plan and reserved a total of 200,000 common shares for issuance to key employees of the Company. The plan provides that no option may be granted at an exercise price less than the fair market value of the common stock of the Company on the date of grant. On September 9, 1993, 200,000 options were granted at the fair market value price of $4.875 per share. Effective December 9, 1994, the Shareholders approved an amendment to the Plan, increasing the number of common shares that may be granted thereunder from 200,000 to 500,000, to enable additional officers, directors, and employees to participate in the plan.

Also effective June 5, 1992, the Company adopted the 1992 Nonqualified Stock Option Plan and reserved a total of 250,000 common shares for issuance to officers, employees, and consultants of the Company. On September 9, 1993, 250,000 options were granted at the fair market value price of $4.875 per share.

Effective December 9, 1994, the Board of Directors approved the 1994 Nonqualified Stock Option Plan and reserved a total of 500,000 common shares for issuance to officers, employees, and consultants of the Company. On January 24, 1995, 500,000 options were granted at the fair market value price of $4.625 per share.

Information regarding the Company's stock option plans is summarized below:

                                              1992         1992          1994
                                            Incentive  Nonqualified  Nonqualified
                                              Plan         Plan          Plan
                                              ----         ----          ----
 Outstanding at June 30, 1993                   -0-           -0-           -0-
 Granted at $4.875 per share                200,000       250,000           -0-
 Exercised                                    1,416         7,584           -0-
                                            -------       -------       -------
 Outstanding at June 30, 1994               198,584       242,416           -0-
 Granted at $4.625 per share                    -0-           -0-       500,000
 Exercised                                      222           278           -0-
                                            -------       -------       -------
 Outstanding at June 30, 1995               198,362       242,138       500,000
 Exercised                                   74,360         8,640        11,000
                                            -------       -------       -------
 Outstanding at June 30, 1996               124,002       233,498       489,000
                                            =======       =======       =======

 Exercisable at June 30, 1996               124,002       233,498       489,000
                                            =======       =======       =======

 Available for grant at June 30, 1996       300,000           -0-           -0-
                                            =======       =======       =======



On January 24, 1995, the Board of Directors granted 100,000 options with an exercise price of $4.625 in exchange for consulting services and reserved 100,000 common shares. As of June 30, 1996, none of these options had been exercised or canceled.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company leases part of its main facilities under leases which are classified as noncancelable operating leases.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all noncancelable operating leases (with initial or remaining lease terms in excess of one year) are due as follows:

                       1997                    $  77,071
                       1998                       35,400
                       1999                       25,750
                       2000                       16,200
                       2001                        9,450
                                               ---------

                                               $ 163,871
                                               =========

Rental expense totaled $193,340, $209,735, and $188,326 for the years ended June 30, 1996, 1995 and 1994, respectively. These amounts include rental charges, pursuant to a lease agreement (the related party lease) with its two principal stockholders, Marie A. LeDoux and Mark A. LeDoux, of $55,000 for the year ended June 30, 1996 and $60,000 for each of the years ended June 30, 1995 and 1994. Amounts paid under this agreement were $100,000, $75,000, and $20,000 for the years ended June 30, 1996, 1995, and 1994 respectively. Amounts owed under the agreement were $0 and $45,000 for the years ended June 30, 1996 and 1995, respectively.

In June 1996, the Company acquired a portion of a building occupied by certain of its offices and production facilities which, up to that time, were subject to the related party lease. The lease provided for rent payable in the amount of $60,000 per year. Purchase price of the building was $545,000 which, in the opinion of management and an independent certified appraiser who evaluated the property in April 1996, represented fair market value.

During 1996, the Company had sales of $1,084,290 to a company in which a key employee and beneficial owner of 1% of the stock of the Company is the president and part owner. The amount receivable from this company at June 30, 1996 was $932,490.

The Company entered into an agreement with the father-in-law and mother-in-law of the President of the Company in December, 1991, which provides commissions on sales to a particular customer. The agreement will expire in December, 2001. The commission equals 5% of sales, and is capped at $25,000 per calendar quarter, effective January 1, 1993. Amounts paid under this agreement were $100,000, $100,000, and $95,864 for the years ended June 30, 1996, 1995 and 1994, respectively. There were no amounts owed under the agreement at June 30, 1996 or 1995.

During fiscal year 1993, the Company entered into an agreement which requires future minimum royalty payments over the term of the contract which expires December 31, 1996. The Company provided a bond in the amount of $500,000 as a guarantee for these payments. Amounts paid under this agreement were $247,898 and $51,331 for the years ended June 30, 1996 and 1995, respectively. Amounts owed under the agreement were $21,297 and $11,232 at June 30, 1996 and 1995, respectively.

Included in notes receivable are notes from the Company's President and Executive Vice President. The balance of the notes, including accrued interest, was $70,119 and $84,606, respectively, as of June 30, 1996 and $91,992 and $55,428, respectively, at June 30, 1995. Additionally, during the year ended June 30, 1996, the Company made a noninterest bearing loan in the amount of $50,000 to the Chairman of the Board, bringing the aggregate amount of such loans to $100,000. Amounts owed on these loans, which are secured by proceeds from a life insurance policy on the Chairman of the Board's life, were $100,000 and $50,000 at June 30, 1996 and 1995, respectively.

During fiscal year 1995, the Company's President paid $26,483 for certain expenses on behalf of the Company. Also, the Company paid commissions during the years ended June 30, 1996 and 1995 in the amounts of $6,916 and $10,800, respectively, to the Chairman of the Board.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L.  ECONOMIC DEPENDENCY

The Company had substantial sales to three customers for the year ended June 30, 1996, five customers for the year ended June 30, 1995 and four customers for the year ended June 30, 1994. The loss of any of these customers would have an adverse impact on the Company's revenues and earnings in the short-term. Sales to these customers were as follows:

                                           1996                       1995                        1994
                                           ----                       ----                        ----
                                     Net        % of Net        Net        % of Net         Net         % of Net
Industry Segment                   Revenue       Revenue      Revenue       Revenue       Revenue       Revenue
- ----------------                   -------       -------      -------       -------       -------       -------
 Weight loss and nutrition       $ 5,364,185       11%       $ 3,889,860       10%       $ 3,600,509       10%
 Multi-level distribution         27,402,046       58%        29,354,837       78%        22,183,725       65%
                                 -----------       --        -----------       --        -----------       --

 Total                           $32,766,231       69%       $33,244,697       88%       $25,784,234       75%
                                 ===========       ==        ===========       ==        ===========       ==


Accounts receivable from these customers totaled $3,247,063 and $4,452,422 at June 30, 1996 and 1995, respectively.


M.  CONTINGENCIES

General

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


N. QUARTERLY DATA (unaudited)


The following is a summary of unaudited quarterly data:

                                                   Year Ended June 30, 1996
                                                   ------------------------
                                 1st Quarter       2nd Quarter       3rd Quarter      4th Quarter         Total
                              ---------------   ---------------   ----------------   --------------  ---------------
Net sales                       $ 10,353,801      $ 11,753,954      $ 12,782,137     $ 12,731,912      $ 47,621,804
Gross profit                       2,694,215         2,900,538         3,452,817        3,392,175        12,439,745
Net earnings                         588,890           735,396         1,005,402          892,629         3,222,317
Net earnings per
 common share:
Primary and
 fully diluted                           .11               .13               .18              .16               .58


                                                   Year Ended June 30, 1995
                                                   -------------------------
                                 1st Quarter       2nd Quarter       3rd Quarter      4th Quarter          Total
                              --------------     ---------------   --------------   -------------     -------------
Net sales                        $ 5,873,747       $ 7,011,148      $ 10,287,529     $ 14,215,830      $ 37,388,254
Gross profit                       1,704,210         1,910,601         2,722,446        3,496,374         9,833,631
Net earnings                         110,173           241,757           649,082        1,027,047         2,028,059
Net earnings per common
share:
Primary and
 fully diluted                           .02               .05               .12              .20               .39

                                                                     SCHEDULE II

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                               Balance  at                                   Balance
                               beginning                                      at end
                               of period      Expense       Deductions*     of period
                               ---------      -------       -----------     ---------
Allowance for doubtful
 accounts:

Year ended June 30, 1996       $215,000       $245,000       $141,000       $319,000
                               --------       --------       --------       --------
Year ended June 30, 1995       $116,000       $112,000       $ 13,000       $215,000
                               --------       --------       --------       --------
Year ended June 30, 1994       $107,000       $ 92,000       $ 83,000       $116,000
                               --------       --------       --------       --------


*Accounts written off


                 See accompanying independent auditors' report.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.



                       This page left blank intentionally.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                                  (Registrant)


Date: September 25, 1996      By:                Mark A. LeDoux
                                 -----------------------------------------------
                                 (Mark A. LeDoux, President and Chief Executive
                                  Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                    Title                      Date
      ---------                                    -----                      ----

   Marie A. LeDoux                       Chairperson of the Board,            September 25, 1996
   ---------------                        Secretary, and Director
  (Marie A. LeDoux)



   Mark A. LeDoux                           President, and Chief              September 25, 1996
   --------------                          Executive Officer, and
  (Mark A. LeDoux)                                Director


 William P. Spencer                       Executive Vice President,           September 25, 1996
 ------------------                       and Chief Operating Officer,
(William P. Spencer)                       and Treasurer, and Chief
                                        Financial Officer, and Chief
                                          Accounting Officer, and
                                                  Director


  William R. Kellas                               Director                    September 25, 1996
 ------------------
 (William R. Kellas)


    Lee G. Weldon                                 Director                    September 25, 1996
 ------------------
   (Lee G. Weldon)

                                  EXHIBIT INDEX


Exhibit 11   Re: Computation of Per Share Earnings


Exhibit 23   Re: Consent of KPMG Peat Marwick LLP