Form 10-Q
period 1996-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1996-11-14
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 1996

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

Yes _X_  No ___




                                    5,269,875

 (Number of shares of common stock of the registrant outstanding as of October
                                   31, 1996)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           September 30
                                                               1996             June 30
                                                            (Unaudited)           1996
                                                           ------------       -----------
CURRENT ASSETS:
    Cash and cash equivalents                               $ 1,935,533       $ 1,887,427
    Accounts receivable - less allowance for doubtful
        accounts of $410,000 at September 30, 1996
        and $319,000 at June 30, 1996                         5,271,327         5,026,204
    Accounts receivable - related party                         660,490           932,490
    Inventory                                                 8,347,449         6,399,592
    Notes receivable - current portion                          174,979           157,155
    Deferred income taxes                                       425,000           425,000
    Deposits                                                    337,043           100,513
    Other current assets                                        957,864           781,754
                                                            -----------       -----------
           TOTAL CURRENT ASSETS                              18,109,685        15,710,135
                                                            -----------       -----------
PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation and amortization of $4,928,000 at
   September 30, 1996 and $4,641,640 at June 30, 1996         7,221,685         7,278,078
                                                            -----------       -----------
OTHER ASSETS:
    Investments                                                  74,890            74,890
    Notes receivable, less current portion                      275,026           285,470
    Other non-current assets                                    206,348           212,618
                                                            -----------       -----------
           TOTAL OTHER ASSETS                                   556,264           572,978
                                                            -----------       -----------
TOTAL ASSETS                                                $25,887,634       $23,561,191
                                                            ===========       ===========


                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30
                                                                  1996              June 30
                                                               (Unaudited)            1996
                                                              ------------        ------------
CURRENT LIABILITIES:
    Accounts payable                                          $  4,930,411        $  3,658,897
    Current installments of long-term debt                         237,350             234,736
    Current installments of capital lease obligations               23,454              22,860
    Accrued compensation and employee benefits                     218,309             280,340
    Income taxes payable                                           644,387             520,246
    Customer deposits                                                2,606               2,606
                                                              ------------        ------------
           TOTAL CURRENT LIABILITIES                             6,056,517           4,719,685

Deferred income taxes                                              357,000             357,000
Long-term debt, less current installments                        1,208,953           1,276,118
Capital lease obligations, less current installments                42,805              48,802
                                                              ------------        ------------
            TOTAL LIABILITIES                                    7,665,275           6,401,605
                                                              ------------        ------------
STOCKHOLDERS' EQUITY:
    Preferred stock; $.01 par value; 500,000 shares
      authorized; none issued or outstanding                            --                  --
    Common stock; $.01 par value; 8,000,000 shares
      authorized; issued and outstanding 5,375,875 at
      September 30, 1996 and 5,351,875 at June 30, 1996             53,759              53,519
    Additional paid-in capital                                   6,382,356           6,220,196
    Retained earnings                                           11,801,466          10,901,093
    Net unrealized losses on investments                           (15,222)            (15,222)
                                                              ------------        ------------
            TOTAL STOCKHOLDERS' EQUITY                          18,222,359          17,159,586
                                                              ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 25,887,634        $ 23,561,191
                                                              ============        ============

           See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        For the Three Months Ended
                                              September 30
                                     --------------------------------
                                         1996                1995
                                     ------------        ------------
Net sales                            $ 11,437,022        $ 10,353,801

Cost of goods sold                      8,176,382           7,659,586
                                     ------------        ------------
         GROSS PROFIT                   3,260,640           2,694,215

Selling, general &
  administrative expenses               1,747,915           1,717,545
                                     ------------        ------------
        OPERATING INCOME                1,512,725             976,670
                                     ------------        ------------
Other income (expense):
  Interest income                          46,691              26,789
  Interest expense                        (42,543)            (28,279)
  Other, net                                1,500               2,710
                                     ------------        ------------
                                            5,648               1,220
                                     ------------        ------------
EARNINGS BEFORE INCOME TAXES            1,518,373             977,890

Income taxes                              618,000             389,000
                                     ------------        ------------
              NET EARNINGS           $    900,373        $    588,890
                                     ============        ============
NET EARNINGS PER COMMON SHARE:       $        .16        $        .11
                                     ============        ============

           See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                            Additional                           Net
                                    Common Stock             Paid-In           Retained       Unrealized
                                                                                                Gains
                               Shares          Amount        Capital           Earnings        (Losses)           Total
                              ---------       -------       ----------       -----------      ----------       -----------
Balance at
  June 30, 1996               5,351,875       $53,519       $6,220,196       $10,901,093       $(15,222)       $17,159,586

Issuance of common
stock upon exercise of
employee stock options           24,000           240          116,260                --             --            116,500

Income tax benefit from
stock options exercised              --            --           45,900                --             --             45,900

Net unrealized
gains on
investments                          --            --               --                --             --                 --

Net earnings                         --            --               --           900,373             --            900,373
                              ---------       -------       ----------       -----------       --------        -----------
Balance at
  September 30, 1996          5,375,875       $53,759       $6,382,356       $11,801,466       $(15,222)       $18,222,359
                              =========       =======       ==========       ===========       ========        ===========

           See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          For the Three Months
                                                                           Ended September 30
                                                                      ---------------------------
                                                                          1996            1995
                                                                      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                     $   900,373     $   588,890
     Adjustments to reconcile net earnings to net cash provided by
     (used in)  operating activities:
           Bad debt expense                                                96,621          47,000
           Tax benefit on option exercise                                  45,900          48,500
           Depreciation and amortization                                  293,026         249,157
           Deferred income taxes                                               --         183,000
           Gain on disposal of assets                                       1,500          (2,497)
           Other                                                           (6,704)             --

     Changes in operating assets and liabilities:
       (Increase) decrease in:
           Accounts receivable                                            (63,273)        333,150
           Inventory                                                   (1,947,857)     (1,408,974)
           Deposits                                                      (236,530)        (23,090)
           Other assets                                                  (176,012)         (2,570)
       (Decrease) increase in:
           Accounts payable                                             1,271,514         (77,308)
           Accrued compensation and employee benefits                     (62,031)       (391,909)
           Income taxes payable                                           124,141        (533,500)
           Other current liabilities                                           --          (2,097)
                                                                      -----------     -----------
     NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES                 240,668        (992,248)
                                                                      -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                           1,250          53,837
     Proceeds from sale of investments                                         --          17,000
     Capital expenditures                                                (233,107)       (246,194)
     Investments                                                               --         (11,000)
     Issuance of notes receivable                                         (26,000)        (21,502)
     Repayment of notes receivable                                         18,749          25,429
                                                                      -----------     -----------
     NET CASH (USED IN) INVESTING ACTIVITIES                             (239,108)       (182,430)
                                                                      -----------     -----------


                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                For the Three Months
                                                                 Ended September 30
                                                            ---------------------------
                                                                1996            1995
                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt and capital leases          $   (69,954)    $   (83,571)
     Proceeds from issuance of common stock                     116,500         107,250
                                                            -----------     -----------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         46,546          23,679
                                                            -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    48,106      (1,150,999)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,887,427       2,526,839
                                                            -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 1,935,533     $ 1,375,840
                                                            ===========     ===========

           See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

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


NOTE 3 - INVENTORIES


Inventories are comprised of:


                                                September 30           June 30
                                                    1996                 1996
                                                ------------          ----------
            Raw materials                        $4,271,019           $2,865,438
            Work in process                       3,312,865            2,911,778
            Finished goods                          763,565              622,376
                                                 ----------           ----------
                                                 $8,347,449           $6,399,592
                                                 ==========           ==========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NET EARNINGS PER SHARE

Primary earnings per share is computed based upon the weighted average number of shares outstanding during the period plus the dilutive effects of common shares contingently issuable from stock options. Fully diluted earnings per share reflect additional dilution related to common stock equivalents due to the use of the market price at the end of the period, when higher than the average price for the period. Common stock options and common stock purchase warrants are excluded from the computation of net earnings per share if their effect is anti-dilutive.

The weighted average number of shares outstanding and common stock equivalents are as follows:

                                                         For the Three Months
                                                          Ended September 30
                                                       -------------------------
                                                         1996            1995
                                                       ---------       ---------
                         Primary                       5,653,956       5,539,187
                         Fully Diluted                 5,653,956       5,593,334



NOTE 5 - STOCKHOLDERS' EQUITY

Effective June 5, 1992, the Company adopted the 1992 Incentive Stock Option Plan
(Plan) and reserved a total of 200,000 common shares for issuance to key employees of the Company. The Plan provides that no option may be granted at an exercise price less than the fair market value of the common share of the Company on the date of grant. Effective December 9, 1994, the Shareholders approved an amendment to the Plan, increasing the number of common shares that may be granted thereunder from 200,000 to 500,000, to enable additional officers, directors, and employees to participate in the Plan. On September 9, 1993, 200,000 shares were granted at the fair market value price of $4.875 per share. As of September 30, 1996, 95,998 options had been exercised and 104,002 options are exercisable.

Also effective June 5, 1992, the Company adopted the 1992 Nonqualified Stock Option Plan and reserved a total of 250,000 common shares for issuance to officers, employees, and consultants of the Company. On September 9, 1993, 250,000 options were granted at the fair market value price of $4.875 per share. As of September 30, 1996, 18,502 options had been exercised and 231,498 options are exercisable.

Effective December 9, 1994, the Board of Directors approved the 1994 Nonqualified Stock Option Plan and reserved a total of 500,000 common shares for issuance to officers, employees, and consultants of the Company. On January 24, 1995, 500,000 options were granted at the fair market value price of $4.625 per share. As of September 30, 1996, 13,000 options had been exercised and 487,000 options are exercisable.

Effective January 24, 1995, 100,000 options were granted pursuant to a consulting agreement at the fair market value price of $4.625 per share. No options had been exercised as of September 30, 1996.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - MAJOR CUSTOMERS


The Company had substantial sales to three and four customers for the three months ended September 30, 1996 and 1995, respectively. The loss of any of these customers would have an adverse impact on the Company's revenues and earnings in the short-term. Sales to these customers were as follows:


                                                Three Months Ended
                                 -------------------------------------------------
                                   September 30, 1996         September 30, 1995
                                 ----------------------     ----------------------
Industry Segment                    Total    % of Total        Total    % of Total
----------------                   Revenue     Revenue        Revenue     Revenue
                                 ----------  ----------     ----------  ----------
Weight Loss & Nutrition          $     N.A.       --%       $1,078,030       10%
Multi-level Distribution          6,859,811       60%        6,328,131       61%
                                 ----------       --        ----------       --
Totals                           $6,859,811       60%       $7,406,161       71%
                                 ==========       ==        ==========       ==

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


FIRST QUARTER OF FISCAL 1997 AND 1996

The Company's consolidated revenues for the quarter ending September 30, 1996, amounted to $11.4 million, an increase of $1.1 million from the $10.4 million generated during the quarter ending September 30, 1995. The 10% increase in revenue is primarily attributable to moderate increases in sales primarily from existing customers.

International sales for the quarter ending September 30, 1996, amounted to $.3 million compared to $.9 million for the quarter ending September 30, 1995. The decrease is the result of a customer build-up of inventories prior to the start of the current year quarter coupled with a restructuring of European ownership for the same customer.

Gross margins were 28.5% for the quarter ending September 30, 1996, compared to 26.0% for the quarter ending September 30, 1995. The increase in margins was due to an unusually high profit sales mix for the quarter ending September 30, 1996. Gross profits increased in real dollars by $566,000, or 21.0% as a result of the 10% increase in sales and the increase in gross margins.

Selling, general and administrative expenses decreased moderately as a percentage of revenues to 15.3% for the quarter ending September 30, 1996 from 16.6% for the quarter ending September 30, 1995. The decrease is attributable to both sales growth and more effective means of controlling costs.

Net earnings for the quarter ending September 30, 1996, amounted to $.9 million, a $.3 million increase from the $.6 million in net income produced for the quarter ending September 30, 1995. The increase in net earnings was due primarily to the 21.0% increase in gross profit, noted above, while selling, general and administrative expenses increased by just 1.8%.

Earnings per share for the quarter ending September 30, 1996, was $.16 compared to $.11 for the quarter ending September 30, 1995. The increase was due to the reasons discussed above and was only slightly impacted by the increase in the Company's weighted average number of shares outstanding and the dilutive effect of common stock equivalents on the current quarter.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1996, the Company had working capital of $12,053,000 compared to $10,990,000 as of June 30, 1996. The working capital items which represented the most significant increases were inventory, which increased by $1.9 million and accounts payable, which increased by $1.3 million. Inventory levels at September 30, 1996, compared to sales, increased moderately relative to historical levels, due principally to build-ups in anticipation of price increases and broader raw material stocking requirements to cover additional products for new and existing customers.

The Company has purchase commitments approximating $500,000 for additional production equipment which is expected to be placed in service in the second quarter. The Company will also be expending approximately $200,000 in the second quarter for leasehold improvements to expand its production facilities. These expenditures are expected to be funded from a combination of cash flow from operating activities and draws on the Company's lines of credit.

The Company believes it has sufficient sources of funds to finance its ongoing operations and meet its capital asset purchases, as well as future growth through a combination of internally generated cash flow, revolving lines of credit and equipment financing. The Company has revolving line of credit agreements permitting borrowings up to $3,000,000, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate. The bank's prime rate at September 30, 1996 was 8.25%. Of the lines of credit, $1,000,000 expires on December 5, 1996 and $2,000,000 expires on December 5, 1997; management expects such lines to be renewed in the normal course of business. As of September 30, 1996 and June 30, 1996, there were no borrowings under these credit lines.

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


ITEM 5. OTHER INFORMATION


None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits: The following exhibits are filed herewith:


 11.0. Computation of weighted average number common shares outstanding.


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATURAL ALTERNATIVES INTERNATIONAL, INC.





 MARK A. LE DOUX             Date:  November  13, 1996
-----------------

Mark A. Le Doux
President




 WILLIAM P. SPENCER          Date:  November  13, 1996
-------------------

William P. Spencer
Executive Vice President