Form 10-Q
period 1996-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1997-02-13
CIK 787253

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1996

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

Yes   X    No
    -----     -----



                                   5,394,375

     (Number of shares of common stock of the registrant outstanding as of
                               January 31, 1997)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          December 31
                                                                              1996              June 30
                                                                          (Unaudited)            1996
                                                                          -----------         -----------
CURRENT ASSETS:
   Cash and cash equivalents                                              $ 3,483,474         $ 1,887,427
   Accounts receivable - less allowance for doubtful
       accounts of $408,000 at December 31, 1996
       and $319,000 at June 30, 1996                                        5,290,419           5,026,204
   Accounts receivable - affiliated company                                   660,490             932,490
   Inventory                                                                6,924,523           6,399,592
   Notes receivable - current portion                                         139,185             157,155
   Prepaid income taxes                                                       159,601                 -0-
   Deferred income taxes                                                      520,000             425,000
   Deposits                                                                   276,164             100,513
   Other current assets                                                       625,723             781,754
                                                                          -----------         -----------

          TOTAL CURRENT ASSETS                                             18,079,579          15,710,135
                                                                          -----------         -----------
PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation and amortization of $5,229,348 at
   December 31, 1996 and $4,641,640 at June 30, 1996                        7,685,308           7,278,078
                                                                          -----------         -----------

OTHER ASSETS:

   Investment in affiliated company                                           200,000                 -0-
   Other investments                                                           48,737              74,890
   Notes receivable, less current portion                                     337,153             285,470
   Other non-current assets                                                   291,824             212,618
                                                                          -----------         -----------
          TOTAL OTHER ASSETS                                                  877,714             572,978
                                                                          -----------         -----------

TOTAL ASSETS                                                              $26,642,601         $23,561,191
                                                                          ===========         ===========





                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                    CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            December 31
                                                                                1996               June 30
                                                                            (Unaudited)             1996
                                                                            -----------          -----------
 CURRENT LIABILITIES:
    Accounts payable                                                        $ 4,906,973          $ 3,658,897
    Current installments of long-term debt                                      230,200              234,736
    Current installments of capital lease obligations                            24,202               22,860
    Accrued compensation and employee benefits                                  327,578              280,340
    Line of credit                                                              443,959                  -0-
    Income taxes payable                                                            -0-              520,246
    Customer deposits                                                             2,606                2,606
                                                                            -----------          -----------
           TOTAL CURRENT LIABILITIES
                                                                              5,935,518            4,719,685


 Deferred income taxes                                                          357,000              357,000
 Long-term debt, less current installments                                    1,177,748            1,276,118
 Capital lease obligations, less current installments                            36,612               48,802
                                                                            -----------          -----------
             TOTAL LIABILITIES
                                                                              7,506,878            6,401,605
                                                                            -----------          -----------
 STOCKHOLDERS' EQUITY:
    Preferred stock; $.01 par value; 500,000 shares
      authorized; none issued or outstanding                                        ---                  ---
    Common stock; $.01 par value; 8,000,000 shares
      authorized; issued and outstanding 5,391,875 at
      December 31, 1996 and 5,351,875 at June 30, 1996                           53,919               53,519
    Additional paid-in capital                                                6,472,421            6,220,196
    Retained earnings                                                        12,650,758           10,901,093
    Net unrealized losses on investments                                        (41,375)             (15,222)
                                                                            -----------          -----------

            TOTAL STOCKHOLDERS' EQUITY                                       19,135,723           17,159,586
                                                                            -----------          -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $26,642,601          $23,561,191
                                                                            ===========          ===========




          See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                  For the Three Months Ended
                                                                          December 31
                                                                          -----------

                                                             1996                        1995
                                                             ----                        ----
 Net sales                                                  $12,630,234               $11,753,954

 Cost of goods sold                                           9,414,280                 8,853,416
                                                            -----------               -----------

           GROSS PROFIT                                       3,215,954                 2,900,538

 Selling, general &  administrative expenses                  1,823,613                 1,685,162
                                                            -----------               -----------

          OPERATING INCOME                                    1,392,341                 1,215,376
                                                            -----------               -----------

 Other income (expense):
   Interest income                                               37,860                    20,893
   Interest expense                                             (34,560)                  (39,373)
   Other, net                                                   (10,349)                    2,500
                                                            ------------              -----------

                                                                 (7,049)                   (5,980)
                                                            ------------              -----------

 EARNINGS BEFORE INCOME TAXES                                 1,385,292                 1,209,396

 Income taxes                                                   536,000                   474,000
                                                            -----------               -----------

               NET EARNINGS                                 $   849,292               $   735,396
                                                            ==========-               ===========
 NET EARNINGS PER COMMON SHARE:

               Primary and fully diluted                       $   .15                    $   .11
                                                               =======                    =======




          See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 For the Six Months Ended
                                                                          December 31,
                                                            -----------------------------------
                                                                        (Unaudited)

                                                              1996                      1995
                                                           -----------               -----------

Net sales                                                  $24,067,255               $22,107,755

Cost of goods sold                                          17,590,661                16,513,002
                                                           -----------               -----------

         GROSS PROFIT                                        6,476,594                 5,594,753

Selling, general & administrative expenses                   3,571,529                 3,402,707
                                                           -----------               -----------


         OPERATING INCOME                                    2,905,065                 2,192,046
                                                           -----------               -----------


Other income (expense):
  Interest income                                               84,551                    47,682
  Interest expense                                             (77,102)                  (67,652)
  Other, net                                                    (8,849)                   15,210
                                                           -----------               -----------

                                                                (1,400)                   (4,760)
                                                           -----------               -----------


EARNINGS BEFORE INCOME TAXES                                 2,903,665                 2,187,286


Income taxes                                                 1,154,000                   863,000
                                                           -----------               -----------


         NET EARNINGS                                      $ 1,749,665               $ 1,324,286
                                                           ===========               ===========

NET EARNINGS PER COMMON SHARE:

         Primary and fully diluted                             $   .31                   $   .24





          See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                      Net
                               Common Stock          Additional                    Unrealized
                                                      Paid-In        Retained        Gains
                            Shares        Amount      Capital        Earnings       (Losses)       Total
                            ------       -------      -------        --------       --------       ------
Balance at
  June 30, 1996             5,351,875     $ 53,519    $ 6,220,196    $ 10,901,093   $ (15,222)   $17,159,586

Issuance of common
stock upon exercise of
employee stock options         40,000          400        191,425             ---         ---        191,825

Income tax benefit from
stock options                    ---          ---         60,800             ---         ---         60,800
exercised

Net unrealized
gains (losses) on                ---          ---            ---             ---     (26,153)       (26,153)
investments

Net Earnings                      ---          ---                      1,749,665         ---      1,749,665
                            ---------     --------    -----------    ------------   ---------    -----------

Balance at
  December 31, 1996         5,391,875     $ 53,919    $ 6,472,421    $ 12,650,758   $ (41,375)   $19,135,723
                            =========     ========    ===========    ============   =========    ===========





          See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 For the Six Months
                                                                                 Ended December 31
                                                                                 -----------------

                                                                               1996             1995
                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net earnings                                                           $  1,749,665       $ 1,324,286
    Adjustments to reconcile net earnings to net cash provided by
    (used in)  operating activities:
          Bad debt expense                                                      126,621           199,203
          Tax benefit on option exercise                                         60,800            92,000
          Depreciation and amortization                                         615,323           501,263
          Deferred income taxes                                                 (95,000)          167,000
          Gain (loss) on disposal of assets                                      (9,099)          (11,161)
          Other                                                                 (14,006)              -0-


    Changes in operating assets and liabilities:
      (Increase) decrease in:
          Accounts receivable                                                   (64,954)        1,171,530
          Inventory                                                            (524,931)       (1,629,501)
          Prepaid income taxes                                                 (159,601)              -0-
          Deposits                                                             (175,651)              -0-
          Other assets                                                           48,451             7,439
      (Decrease) increase in:
          Accounts payable                                                    1,246,073           (73,763)
          Accrued compensation and employee benefits                             47,238          (298,209)
          Income taxes payable                                                 (520,246)         (712,000)
          Other current liabilities                                                 -0-            15,069
                                                                           ------------       -----------

    NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES                      2,330,683           753,156
                                                                           ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of property and equipment                                    -0-            55,338
    Proceeds from sale of investments                                               -0-            30,375
    Investment in affiliated company                                           (200,000)              -0-
    Capital expenditures                                                     (1,012,823)         (920,103)
    Other investments                                                               -0-           (15,838)
    Issuance of notes receivable                                                (72,184)          (61,689)
    Repayment of notes receivable                                                30,368            58,663
    Other                                                                        (2,027)              -0-
                                                                           ------------       ----------

    NET CASH (USED IN) INVESTING ACTIVITIES                                  (1,256,666)         (853,254)
                                                                           ------------       -----------

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                                                 For the Six Months
                                                                                  Ended December 31
                                                                                  -----------------

                                                                               1996              1995
                                                                               ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on long-term debt and capital leases                            $  (113,754)     $   (148,063)
    Proceeds from issuance of common stock                                       191,825           192,517
    Borrowings on line of credit                                                 443,959               -0-
                                                                             -----------      ------------

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          522,030            44,454
                                                                             -----------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                  1,596,047           (55,644)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,887,427         2,526,839
                                                                             -----------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 3,483,474      $  2,471,195
                                                                             ===========      ============





          See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. The results of operations for the periods ended December 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

Certain amounts in prior period financial statements have been reclassified to conform to the current period financial statements.

NOTE 2 - PRINCIPLES OF CONSOLIDATION


The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Millennium Health International, Inc. (formerly Pro-Lean, Inc. and prior to that Sonergy, Inc.), CellLife International, Inc. and CellLife Pharmaceuticals International, Inc. All significant intercompany accounts and transactions have been eliminated.


NOTE 3 - INVENTORIES


Inventories are comprised of:

                                                        December 31        June 30
                                                            1996             1996
                                                            ----             ----
                Raw materials                           $ 2,912,159      $ 2,865,438
                Work in process                           3,783,793        2,911,778
                Finished goods                              228,571          622,376
                                                        -----------      -----------
                                                        $ 6,924,523      $ 6,399,592
                                                        ===========      ===========

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

The weighted average number of shares outstanding and common stock equivalents are as follows:

                                            For the Three Months          For the Six Months
                                             Ended December 31             Ended December 31
                                             -----------------             -----------------

                                            1996           1995            1996          1995
                                            ----           ----            ----          ----
      Primary and fully diluted           5,626,514       5,616,895      5,641,592    5,576,927




NOTE 5 - STOCKHOLDERS' EQUITY

Effective June 5, 1992, the Company adopted the 1992 Incentive Stock Option Plan (Plan) and reserved a total of 200,000 common shares for issuance to key employees of the Company. The Plan provides that no option may be granted at an exercise price less than the fair market value of the common share of the Company on the date of grant. Effective December 9, 1994, the Shareholders approved an amendment to the Plan, increasing the number of common shares that may be granted thereunder from 200,000 to 500,000, to enable additional officers, directors, and employees to participate in the Plan. On September 9, 1993, 200,000 shares were granted at the fair market value price of $4.875 per share. As of December 31, 1996, 98,220 options had been exercised and 101,780 options are exercisable.

Also effective June 5, 1992, the Company adopted the 1992 Nonqualified Stock Option Plan and reserved a total of 250,000 common shares for issuance to officers, employees, and consultants of the Company. On September 9, 1993, 250,000 options were granted at the fair market value price of $4.875 per share. As of December 31, 1996, 21,280 options had been exercised and 228,720 options are exercisable.

Effective December 9, 1994, the Board of Directors approved the 1994 Nonqualified Stock Option Plan and reserved a total of 500,000 common shares for issuance to officers, employees, and consultants of the Company. On January 24, 1995, 500,000 options were granted at the fair market value price of $4.625 per share. As of December 31, 1996, 24,000 options had been exercised and 476,000 options are exercisable.

Effective January 24, 1995, 100,000 options were granted pursuant to a consulting agreement at the fair market value price of $4.625 per share. No options had been exercised as of December 31, 1996.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - MAJOR CUSTOMERS


The Company had substantial sales to three customers for the three months and six months ended December 31, 1996 and 1995. The loss of any of these customers would have an adverse impact on the Company's revenues and earnings in the short-term. Sales to these customers were as follows:

                              Three Months Ended                            Six Months Ended
                        ------------------------------                ----------------------------

                    December 31, 1996     December 31, 1995     December 31, 1996      December 31, 1995
                    -----------------     -----------------     -----------------      -----------------

  Industry
  Segment           Revenue      %(1)     Revenue      %(1)       Revenue     %(1)     Revenue      %(1)
  -------           -------      ----     -------      ----       -------     ----     -------      ----
Multi-level
Distribution        $8,595,437   68%      $8,998,785   77%       $15,325,263   64%     $15,150,985  69%
                    ==========   ===      ==========   ===       ===========   ===     ===========  ===



(1) Percent of total revenue.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


SECOND QUARTER OF FISCAL 1997 AND 1996

The Company's consolidated revenues for the quarter ending December 31, 1996, amounted to $12.6 million, an increase of $.9 million from the $11.8 million generated during the quarter ending December 31, 1995. The 7% increase in revenue is primarily attributable to moderate increases in sales primarily from existing customers.

International sales for the quarter ending December 31, 1996, amounted to $.5 million compared to $.9 million for the quarter ending December 31, 1995. The decrease is the result of a customer build-up of inventories prior to the start of the current fiscal year coupled with a restructuring of European ownership for the same customer.

Gross profit margins were 25.4% for the quarter ending December 31, 1996, compared to 24.7% for the quarter ending December 31, 1995. The increase in margins was due to a change in sales mix for the quarter ending December 31, 1996.

Selling, general and administrative expenses increased moderately as a percentage of revenues to 14.4% for the quarter ending December 31, 1996 from 14.3% for the quarter ending December 31, 1995.

Net earnings for the quarter ending December 31, 1996, amounted to $.8 million, a $.1 million increase from the $.7 million in net income produced for the quarter ending December 31, 1995. The increase in net earnings was due primarily to the slight increase in gross profit margins, noted above.

Earnings per share for the quarter ending December 31, 1996, was $.15 compared to $.13 for the quarter ending December 31, 1995. The increase was due to the reasons discussed above and was only slightly impacted by the increase in the Company's weighted average number of shares outstanding and the dilutive effect of common stock equivalents on the current quarter.

FIRST AND SECOND QUARTERS OF FISCAL 1997 AND 1996

The Company's consolidated revenues for the six months ending December 31, 1996, amounted to $24.1 million, an increase of $2.0 million from the $22.1 million generated during the six months ending December 31, 1995. The increase was due, primarily, to increased sales to existing customers.

International sales for the six months ending December 31, 1996, amounted to $.8 million compared to $1.8 million for the six months ending December 31, 1995. The decrease is the result of a customer build-up of inventories prior to the start of the current fiscal year coupled with a restructuring of European ownership for the same customer.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


FIRST AND SECOND QUARTERS OF FISCAL 1997 AND 1996 (Continued)

Gross profit margins were 26.9% for the six months ending December 31, 1996, compared to 25.3% for the six months ending December 31, 1995. The increase in margins was due to a change in sales mix for the current period. Gross profits increased in real dollars by $882,000, or 15.8% as a result of the 9% increase in sales and the increase in gross margins.

Selling, general and administrative expenses decreased moderately as a percentage of revenues to 14.8% for the six months ending December 31, 1996 from 15.4% for the six months ending December 31, 1995. In terms of real dollars, selling, general and administrative expenses for the six months ending December 31, 1996 increased $168,000 or 4.96% over the six months ending December 31, 1995.

Net earnings for the six months ending December 31, 1996, amounted to $1.7 million, a $.4 million increase from the $1.3 million in net income produced for the six months ending December 31, 1995. The increase in net earnings was due primarily to the 15.8% increase in gross profit, noted above, partially offset by the increase in selling, general and administrative expenses.

Earnings per share for the six months ending December 31, 1996, was $.31 compared to $.24 for the six months ending December 31, 1995. The increase was due to the reasons discussed above and was only slightly impacted by the increase in the Company's weighted average number of shares outstanding and the dilutive effect of common stock equivalents for the current period.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of $12,144,000 compared to $10,990,000 as of June 30, 1996. The working capital items which represented the most significant increases were inventory, which increased by $.5 million and accounts payable, which increased by $1.2 million. Inventory levels at December 31, 1996, compared to sales, decreased moderately relative to historical levels, due principally to working off build-ups at the beginning of the fiscal year in anticipation of price increases.

The Company has purchase commitments approximating $500,000 for additional production equipment which is expected to be placed in service in the third quarter. The Company will also be expending approximately $200,000 in the third quarter, primarily for laboratory expansion and leasehold improvements. These expenditures are expected to be funded from a combination of cash flow from operating activities and draws on the Company's lines of credit.

The Company believes it has sufficient sources of funds to finance its ongoing operations and meet its capital asset purchases, as well as future growth through a combination of internally generated cash flow, revolving lines of credit and equipment financing. The Company has revolving line of credit agreements permitting borrowings up to $3,000,000, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate. The bank's prime rate at December 31, 1996 was 8.25%. The lines of credit expire on December 5, 1997; management expects such lines to be renewed in the normal course of business. The company had borrowings of $444,000 as of December 31, 1996, and no borrowings at June 30, 1996, under these credit lines.

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

 27.0. Financial Data Schedule.


(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATURAL ALTERNATIVES INTERNATIONAL, INC.





/s/ MARK A. LE DOUX                  Date:   February 13, 1997
-----------------------
Mark A. Le Doux
Chief Executive Officer




/s/ WILLIAM P. SPENCER               Date:   February  13, 1997
-----------------------
William P. Spencer
President