Form 10-Q
period 1997-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1997-05-15
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 1997

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

                                 (760) 744-7340
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



Yes [X]  No [ ]





                                    5,429,764

     (Number of shares of common stock of the registrant outstanding as of
                                April 30, 1997)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          March 31
                                                            1997         June 30
                                                        (Unaudited)       1996
                                                        -----------   -----------
CURRENT ASSETS:
    Cash and cash equivalents                           $ 3,280,994   $ 1,887,427
    Accounts receivable - less allowance for doubtful
        accounts of $436,000 at March 31, 1997
        and $319,000 at June 30, 1996                     4,237,826     5,026,204
    Accounts receivable - affiliated company                580,490       932,490
    Inventory                                             8,963,616     6,399,592
    Notes receivable - current portion                      126,213       157,155
    Deferred income taxes                                   520,000       425,000
    Deposits                                                252,854       100,513
    Other current assets                                    827,283       781,754
                                                        -----------   -----------

           TOTAL CURRENT ASSETS                          18,789,276    15,710,135
                                                        -----------   -----------
PROPERTY AND EQUIPMENT, at cost, less accumulated
       depreciation and amortization of $5,547,040 at
   March 31, 1997 and $4,641,640 at June 30, 1996         7,940,856     7,278,078
                                                        -----------   -----------

OTHER ASSETS:
    Receivable from affiliated company                      200,000           -0-
    Other investments                                        68,737        74,890
    Notes receivable, less current portion                  277,062       285,470
    Other non-current assets                                357,058       212,618
                                                        -----------   -----------
           TOTAL OTHER ASSETS
                                                            902,857       572,978
                                                        -----------   -----------

TOTAL ASSETS                                            $27,632,989   $23,561,191
                                                        ===========   ===========






                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           March 31
                                                             1997           June 30
                                                         (Unaudited)         1996
                                                        ------------    ------------
CURRENT LIABILITIES:
    Accounts payable                                     $ 5,330,429     $ 3,658,897
    Current installments of long-term debt                   210,533         234,736
    Current installments of capital lease obligations         24,392          22,860
    Accrued compensation and employee benefits               246,465         280,340
    Line of credit                                           350,000             -0-
    Income taxes payable                                     139,599         520,246
    Customer deposits                                          2,606           2,606
                                                         -----------     -----------
           TOTAL CURRENT LIABILITIES
                                                           6,304,024       4,719,685

Deferred income taxes                                        357,000         357,000
Long-term debt, less current installments                  1,139,633       1,276,118
Capital lease obligations, less current installments          29,422          48,802
                                                         -----------     -----------
            TOTAL LIABILITIES
                                                           7,830,079       6,401,605
                                                         -----------     -----------
STOCKHOLDERS' EQUITY:

    Preferred stock; $.01 par value; 500,000 shares
      authorized; none issued or outstanding                    --              --
    Common stock; $.01 par value; 8,000,000 shares
      authorized; issued and outstanding 5,408,875 at
      March 31, 1997 and 5,351,875 at June 30, 1996           54,089          53,519
    Additional paid-in capital                             6,578,801       6,220,196
    Retained earnings                                     13,211,395      10,901,093
    Net unrealized losses on investments                     (41,375)        (15,222)
                                                         -----------     -----------

            TOTAL STOCKHOLDERS' EQUITY                    19,802,910      17,159,586
                                                         -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $27,632,989     $23,561,191
                                                         ===========     ===========







           See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     For the Three Months Ended
                                                               March 31
                                                       1997             1996
                                                    -----------     -----------
Net sales                                           $11,406,325     $12,782,137

Cost of goods sold                                    8,540,258       9,329,320
                                                    -----------     -----------

          GROSS PROFIT                                2,866,067       3,452,817

Selling, general &  administrative expenses           1,937,328       1,763,861
                                                    -----------     -----------

         OPERATING INCOME                               928,739       1,688,956
                                                    -----------     -----------

Other income (expense):
  Interest income                                        42,788          21,090
  Interest expense                                      (34,890)        (48,861)
  Other, net                                               --            17,217
                                                    -----------     -----------

                                                          7,898         (10,554)
                                                    -----------     -----------

EARNINGS BEFORE INCOME TAXES                            936,637       1,678,402

Income taxes                                            376,000         673,000
                                                    -----------     -----------

              NET EARNINGS                          $   560,637     $ 1,005,402
                                                    ===========     ===========

NET EARNINGS PER COMMON SHARE:

              Primary and fully diluted            $        .10    $        .18
                                                   ============    ============




           See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      For the Nine Months Ended
                                                              March 31
                                                  -----------------------------
                                                            (Unaudited)
                                                       1997             1996
                                                   -----------      -----------


Net sales                                          $35,473,581      $34,889,892

Cost of goods sold                                  26,130,920       25,842,322
                                                   -----------      -----------

         GROSS PROFIT                                9,342,661        9,047,570

Selling, general & administrative expenses           5,508,856        5,166,568
                                                   -----------      -----------


         OPERATING INCOME                            3,833,805        3,881,002
                                                   -----------      -----------


Other income (expense):
  Interest income                                      127,334           68,771
  Interest expense                                    (111,992)        (116,514)
  Other, net                                            (8,845)          32,429
                                                   -----------      -----------

                                                         6,497          (15,314)
                                                   -----------      -----------


EARNINGS BEFORE INCOME TAXES                         3,840,302        3,865,688


Income taxes                                         1,530,000        1,536,000
                                                   -----------      -----------


         NET EARNINGS                              $ 2,310,302      $ 2,329,688
                                                   ===========      ===========


NET EARNINGS PER COMMON SHARE:

         Primary and fully diluted                 $       .41      $       .42
                                                   ===========      ===========




           See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                     Net
                                        Common Stock             Additional                       Unrealized
                                ----------------------------       Paid-In         Retained         Gains
                                    Shares         Amount          Capital         Earnings        (Losses)           Total
                                -----------     -----------    ------------    ------------    ------------     ------------
Balance at
  June 30, 1996                  5,351,875       $53,519        $6,220,196     $10,901,093       $(15,222)      $17,159,586

Issuance of common
stock upon exercise of
employee stock options              57,000           570           273,005            --             --             273,575

Income tax benefit from
 stock options                       --              --             85,600            --             --              85,600
exercised

Net unrealized
gains (losses) on                    --              --               --              --          (26,153)          (26,153)
 investments
                                     --              --               --         2,310,302           --           2,310,302
                                ----------      --------        ----------     -----------       ---------      -----------
Net earnings

Balance at                       5,408,875       $54,089        $6,578,801     $13,211,395       $(41,375)      $19,802,910
                                ==========      ========        ==========     ===========       ========       ===========
  March 31, 1997




          See accompanying notes to consolidated financial statements

                                     NATURAL ALTERNATIVES INTERNATIONAL, INC.
                                          PART I - FINANCIAL INFORMATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                 For the Nine Months
                                                                   Ended March 31
                                                               1997            1996
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net earnings                                        $ 2,310,302    $ 2,329,688
       Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
             Bad debt expense                                  141,621        292,203
             Tax benefit on option exercise                     85,600         92,000
             Depreciation and amortization                     942,429        775,783
             Deferred income taxes                             (95,000)       140,000
             (Gain) loss on disposal of assets                  (9,099)        11,038
             (Gain) loss on disposal of investments            (19,713)       (39,120)

       Changes in operating assets and liabilities:
         (Increase) decrease in:
             Accounts receivable                             1,038,821         31,185
             Inventory                                      (2,564,024)    (2,912,831)
             Deposits                                         (152,341)        25,086
             Other assets                                     (159,838)       109,628

         (Decrease) increase in:
             Accounts payable                                1,671,532       (126,388)
             Accrued compensation and employee benefits        (33,875)      (360,043)
             Income taxes payable                             (380,647)      (211,054)
             Other current liabilities                             -0-         19,484
                                                           -----------    -----------
                                                             2,775,768        176,659
                                                           -----------    -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:

       Proceeds from sale of property and equipment                -0-         55,337
       Proceeds from sale of investments                           -0-         50,120
       Receivable from affiliated company                     (200,000)          --
       Capital expenditures                                 (1,586,063)    (1,129,852)
                                                            ----------     ----------
       Other investments                                       (20,000)       (35,582)
       Issuance of notes receivable                            (82,409)       (65,489)
       Repayment of notes receivable                            88,948         94,580
       Other                                                   (27,716)          --
                                                           -----------    -----------

       NET CASH (USED IN) INVESTING ACTIVITIES              (1,827,240)    (1,030,886)
                                                           -----------    -----------



                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                           For the Nine Months
                                                             Ended March 31
                                                      --------------------------
                                                           1997         1996
                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on long-term debt and capital leases    $ (178,536)    $ (176,455)
      Proceeds from issuance of common stock              273,575        197,397
      Borrowings on line of credit, net                   350,000           --
                                                       ----------     ----------

      Net Cash Provided by Financing Activities           445,039         20,942
                                                       ----------     ----------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                           1,393,567       (833,285)

Cash and Cash Equivalents at Beginning of Period        1,887,427      2,526,839
                                                       ----------     ----------

Cash and Cash Equivalents at End of Period             $3,280,994     $1,693,554
                                                       ==========     ==========









           See accompanying notes to consolidated financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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


NOTE 3 - INVENTORIES


Inventories are comprised of:

                                     March 31            June 30
                                       1997                 1996
                                    ----------           ----------
     Raw materials                  $4,493,131           $2,865,438
     Work in process                 4,133,841            2,911,778
     Finished goods                    336,644              622,376
                                    ----------           ----------

                                    $8,963,616           $6,399,592
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

The weighted average number of shares outstanding and common stock equivalents are as follows:

                                    For the Three Months   For the Nine Months
                                       Ended March 31         Ended March 31
                                       --------------         --------------
                                    1997         1996       1997         1996
                                  ---------   ---------   ---------   ---------
Primary and fully diluted         5,666,313   5,607,120   5,644,542   5,586,692



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




                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - STOCKHOLDERS' EQUITY (continued)

Effective January 24, 1995, 100,000 options were granted pursuant to a consulting agreement at the fair market value price of $4.625 per share. On September 20, 1996, 45,000 options were granted pursuant to a consulting agreement at prices ranging from $9.00 to $15.00 per share. None of these options had been exercised as of March 31, 1997.

Information regarding the Company's stock option plans is summarized below:


                                                  1992          1992          1994
                                               Incentive     Nonqualified  Nonqualified
                                                  Plan          Plan          Plan
                                                 -------       -------       -------
Outstanding at June 30, 1996                     124,002       233,498       489,000
For the six months ended
December 31, 1996-                                22,222         4,778        13,000
    Exercised
For the three months ended
March 31, 1997-                                    4,722         2,778         4,500
                                                 -------       -------       -------
    Exercised
                                                  97,058       225,942       471,500
                                                 =======       =======       =======
Outstanding at March 31, 1997
                                                  97,058       225,942       471,500
                                                 =======       =======       =======
Exercisable at March 31, 1997
                                                 300,000           -0-           -0-
Available for grant at March 31, 1997            =======       =======       =======



NOTE 6 - PENSION PLAN

Effective January 1, 1997, the Company adopted a defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the five years before retirement. The Company will make annual contributions to the Plan equal to the maximum amount that can be deducted for income tax purposes. For the three months ended March 31, 1997, the estimated current service cost (normal cost) is $44,000 and the amortized portion of the unfunded estimated accrued liability for prior service cost, using a 30-year funding period, is $23,000. Such amounts have been accrued in the current period.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - MAJOR CUSTOMERS


The Company had substantial sales to five separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have an adverse impact on the Company's revenues and earnings in the short-term. Sales to these customers, by industry segment, were as follows:

                          Three Months Ended                        Nine Months Ended
               ---------------------------------------   -------------------------------------
                  March 31, 1997       March 31, 1996      March 31, 1997      March 31, 1996
               -----------   ----   -----------   ----   -----------   ---   -----------  ----
  Industry      Sales by              Sales by             Sales by            Sales by
  Segment       Customer      %(1)    Customer     %(1)    Customer    %(1)    Customer   %(1)
-----------    -----------   ----   -----------   ----   -----------   ---   -----------  ----
Multi-level
Distribution:
   Customer 1  $ 5,527,135     49%  $ 3,686,737     29%  $12,873,152    36%  $10,891,634    31%
   Customer 2    1,280,611     11%    4,421,224     35%    6,158,760    18%   10,125,883    29%
   Customer 3    1,708,915     15%                  NA            NA    NA            NA    NA
   Customer 4           NA     NA            NA     NA     3,581,245    10%           NA    NA
               -----------   ----   -----------   ----   -----------   ---   -----------  ----

               $ 8,516,661     75%  $ 8,107,961     64%  $22,613,157    64%  $21,017,517    60%
               ===========   ====   ===========   ====   ===========   ===   ===========  ====

Weight Loss:
   Customer 5           NA     NA   $ 1,744,896     14%           NA    NA            NA    NA
               ===========   ====   ===========   ====   ===========   ===   ===========  ====



(1) Percent of total sales.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


THIRD QUARTER OF FISCAL 1997 AND 1996

The Company's consolidated net sales for the quarter ending March 31, 1997, amounted to $11.4 million, a decrease of $1.4 million from the $12.8 million generated during the quarter ending March 31, 1996. The 11% decrease in revenue is primarily attributable to a build-up of inventory by a major client in the prior quarter followed by a decline in the same client's demand for products purchased from the Company in the current quarter.

International sales for the quarter ending March 31, 1997, amounted to $.5 million compared to $.8 million for the quarter ending March 31, 1996. The decrease is the result of a major client restructuring its European operations coupled with a declining demand for the same client's products in Europe.

Gross profit margins were 25.1% for the quarter ending March 31, 1997, compared to 27.0% for the quarter ending March 31, 1996. The marginal decrease in margins was due to product mix skewed more to price sensitive bulk sales.

Selling, general and administrative expenses increased as a percentage of revenues to 17.0% for the quarter ending March 31, 1997 from 13.8% for the quarter ending March 31, 1996. The increase ($173,000 in real dollars) was primarily due to expenses associated with conducting new clinical studies combined with the establishment of a new tablet manufacturing facility.

Net earnings for the quarter ending March 31, 1997, amounted to $.6 million, a $.4 million decrease from the $1.0 million in net income produced for the quarter ending March 31, 1996. The decrease in net earnings was due primarily to a decline in sales, reduced margins and expenses associated with the installation of a new tablet manufacturing facility.

Earnings per share for the quarter ending March 31, 1997, was $.10 compared to $.18 for the quarter ending March 31, 1996. The decrease was due to the reasons discussed above and was only slightly impacted by the increase in the Company's weighted average number of shares outstanding and the dilutive effect of common stock equivalents.

NINE MONTHS ENDING MARCH 31, 1997 AND 1996

The Company's consolidated net sales for the nine months ending March 31, 1997, amounted to $35.5 million, an increase of $.6 million from the $34.9 million generated during the nine months ending March 31, 1996. The increase was due, primarily, to increased sales to existing customers.

International sales for the nine months ending March 31, 1997, amounted to $1.3 million compared to $2.6 million for the nine months ending March 31, 1996. The decrease is the result of a major client restructuring its European operations coupled with a declining demand for the same client's products in Europe.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


NINE MONTHS ENDING MARCH 31, 1997 AND 1996 (Continued)

Gross profit margins were 26.3% for the nine months ending March 31, 1997, compared to 25.9% for the nine months ending March 31, 1996. The increase in margins was due to a change in sales mix for the current period. Gross profits increased by $295,000, or 3.3% as a result of the 1.7% increase in sales and the increase in gross margins.

Selling, general and administrative expenses increased moderately as a percentage of revenues to 15.5% for the nine months ending March 31, 1997 from 14.8% for the nine months ending March 31, 1996. Selling, general and administrative expenses for the nine months ending March 31, 1997 increased $342,000 or 6.6% over the nine months ending March 31, 1996.

Net earnings for the nine months ending March 31, 1997 and 1996, amounted to $2.3 million. The increase in gross profit was offset by the increase in selling, general and administrative expenses.

Earnings per share for the nine months ending March 31, 1997, was $.41 compared to $.42 for the nine months ending March 31, 1996. The decrease was due to the reasons discussed above and the slight impact from the increase in the Company's weighted average number of shares outstanding and the dilutive effect of common stock equivalents.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had working capital of $12,485,000 compared to $10,990,000 as of June 30, 1996. The working capital items which represented the most significant changes were inventory, which increased by $2.6 million and accounts payable, which increased by $1.7 million. Inventory levels at March 31, 1997, compared to sales, increased moderately relative to historical levels, due principally to forward purchase buys of raw materials.

The Company has purchase commitments approximating $300,000 for additional production equipment which is expected to be placed in service in the fourth quarter. The Company will also be expending approximately $400,000 in the fourth quarter, primarily for leasehold improvements. These expenditures are expected to be funded from a combination of cash flow from operating activities and draws on the Company's lines of credit.

The Company believes it has sufficient sources of funds to finance its ongoing operations and meet its capital asset purchases, as well as future growth through a combination of internally generated cash flow, revolving lines of credit and equipment financing. The Company has revolving line of credit agreements permitting borrowings up to $3,000,000, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate. The bank's prime rate at March 31, 1997 was 8.5%. The lines of credit expire on December 5, 1997; however, management expects such lines to be renewed in the normal course of business. The company had borrowings of $350,000 as of March 31, 1997, and no borrowings at June 30, 1996, under these credit lines.

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

 27.0. Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATURAL ALTERNATIVES INTERNATIONAL, INC.





 MARK A. LE DOUX           Date:    May 14, 1997
--------------------

Mark A. Le Doux
Chief Executive Officer




 WILLIAM P. SPENCER        Date:    May 14, 1997
--------------------
William P. Spencer
President