Form 10-K
period 1997-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1997-09-29
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

     For the fiscal year ended JUNE 30, 1997 Commission file number 0-15701


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.



Incorporated in Delaware                                              84-1007839
1185 Linda Vista Drive, San Marcos, California 92069            (I.R.S. Employer
(760) 744-7340                                               Identification No.)




           Securities registered pursuant to Section 12(b) of the Act:


                Common Stock - $.01 par value Nasdaq Stock Market


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes [X]   No  [  ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of 3,955,974 shares of voting stock held by non-affiliates (assuming for this purpose that all officers and directors, and affiliates of directors, are affiliates) of the Registrant was approximately $30,659,000 based on the closing sale price as of September 23, 1997.

At September 23, 1997, the Registrant had outstanding 5,431,764 shares of Common Stock, $.01 par value.

                       Documents Incorporated by Reference

                                      NONE

                                     PART I

ITEM 1.  BUSINESS

Natural Alternatives International, Inc. (referred to herein as the "Company") is engaged in the formulation and production of encapsulated vitamins and nutrients and provides for its clients sports affiliations, assistance with foreign registration of products, graphic design, brochures, formulations and a host of other marketing related services. The Company narrowly focuses its marketing activity on attracting and retaining a select number of large, financially sound companies with global, growth-oriented objectives. The Company seeks to further its customers' objectives by assisting them in expanding their market share through a variety of special programs and services. There are no fees charged or revenues generated from these marketing related services, which are generally provided before orders for product are obtained. Therefore, these costs are treated as period costs.

In 1995, the Company expanded and enhanced its laboratory and quality control capabilities. Management believes its technically advanced facilities are a major factor in solidifying existing customer relationships and adding new customers. Newly recognized standards for manufacturing nutritional products should, in the opinion of management, assist the Company in serving its present and future customers. The newly revised United States Pharmacopeia compendia
(USP) contain, for the first time, specifications for vitamin and mineral supplements. This USP monograph has long been the basis for determining the strength, quality, purity, packaging and labeling of drugs and related articles. The Company believes it currently has the technical and quality control expertise to conform to all aspects of USP specifications. Conformance with USP specifications will allow the Company to use the USP designation on all products manufactured for its customers, which have the USP designation.

During 1997, the Company expanded its product-delivery system mix with the addition of a tablet manufacturing facility that nearly doubles the Company's overall manufacturing capacity. Tablets and chewable wafers are more readily accepted than capsules by consumers in overseas markets, such as Asia. The Company's proprietary and sophisticated flavoring laboratory formulates chewable wafers in a wide variety of tasty flavors.

The Company has several proprietary lines of products, which were sold by two of its wholly owned subsidiaries, Millennium Health Products, Inc. (formerly Pro-Lean, Inc. and before that Sonergy, Inc.), and CellLife International, Inc. The operations of its two primary subsidiaries were transferred to the Company during fiscal 1997. The Company believes such specialty proprietary products typically generate higher profit margins and assist in product diversification and less reliance on contract manufacturing.


RESEARCH AND DEVELOPMENT

The Company continuously produces pilot or sample runs of products to ensure stability or efficacy and to determine ingredient interaction and prospective customer acceptance. Research of this type, and the associated costs, are part of the operating expenses incurred by the Company. Such research and development has not been significant and is not expected to be significant in the future.

COMPETITION AND BUSINESS RISKS

The vitamin and nutritional supplement industry is highly competitive, and competition is expected to increase in the future. Competition for the sale of vitamins and supplements comes from many sources, including companies which sell vitamins to supermarkets, large chain discount retailers, drug store chains and independent drug stores, health food stores, pharmaceutical companies and others which sell to wholesalers, mail order vendors and network marketing companies. The Company does not believe it is possible to accurately estimate the number or size of its many competitors since the vitamin industry is largely privately held.

                                     PART I

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

The Company's operations are subject to the risks normally associated with manufacturing vitamins and nutritional products, including shortage of certain raw materials and damage to property or injury to persons.

BACKLOG

The Company's backlog, believed to be firm as of September 22, 1997 was $18,114,000. These compare to backlogs of $12,465,000 and $13,634,000 as of
September 16, 1996 and September 5, 1995, respectively. The Company expects that all orders in the backlog at September 22, 1997 will be shipped during calendar year 1997.

RAW MATERIALS

Raw materials used by the Company consist of nutrient powders, empty gelatin capsules, and necessary components for packaging and distribution of finished vitamin and nutritional supplement products. The nutrient powders and the empty gelatin capsules are purchased from manufacturers in the United States, including foreign-owned entities operating in the United States.

MAJOR CUSTOMERS

Nu Skin International, NSA International and Nutrilite Products (a division of Amway Corporation) together represented 62% of the Company's sales for the year ended June 30, 1997. Loss of any of these customers could have an adverse impact on the Company's revenues and earnings until the Company could replace these sales. If the Company was unable to replace the sales to any of these customers, it would have a material adverse impact on the business and operations of the Company. No other customer represented 10% or more of the Company's sales.

EMPLOYEES

The Company employs 110 individuals, with three employed in executive or other professional positions, seven in the area of research, laboratory and quality control, nine in sales and marketing, while the remaining employees are engaged in production and administration. The Company has never experienced a work stoppage, and none of its employees are currently represented by a union or any other form of collective bargaining unit. The Company believes its relations with its employees are excellent.

GOVERNMENT REGULATION

The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulations by one or more federal agencies, including the Federal Drug Administration (FDA), the Federal Trade Commission
(FTC), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold, including without limitation the California Department of Health Services, Food and Drug branch. The FDA in particular regulates the advertising, labeling

                                     PART I
and sales of vitamin and mineral supplements and may take regulatory action concerning medical claims, misleading or untruthful advertising, and product safety issues. While the Company is subject to the FDA's Good Manufacturing Practices for foods, and complies with them as a quality control practice, it also adheres to many of the FDA's more stringent standards for pharmaceutical manufacturing.


ITEM 2.  PROPERTIES

The Company's corporate and manufacturing facilities consist of approximately 54,000 square feet and are located in San Marcos, California. Of this space, the Company owns approximately 36,000 square feet and leases the remaining space. In June 1996, the Company acquired certain suites within a building occupied by certain of its offices and production facilities which, up to that time, were being leased from its two principal stockholders, Marie A. LeDoux and Mark A. LeDoux. The lease provided for rent payable in the amount of $60,000 per year. Purchase price of the building was $545,000 which, in the opinion of management and an independent certified appraiser who evaluated the property in April 1996, represented fair market value.

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

None.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On January 13, 1997, the Company's common stock began trading on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: NAII. The common stock of the Company had previously been traded on the American Stock Exchange (AMEX) since November 17, 1992, under the stock symbol NAI. The table below sets forth the high and low sales prices, which are derived from the Monthly Market Statistics issued by the American Stock Exchange and the Summary of Activity issued by The Nasdaq Stock Market for the respective periods.




                                                High           Low
                                            -----------     -----------

First Quarter Ended September 30, 1996        $10.375          $7.625

Second Quarter Ended December 31, 1996        $ 9.500          $7.125

Third Quarter Ended March 31, 1997            $10.500          $8.125

Fourth Quarter Ended June 30, 1997            $ 9.000          $6.875




First Quarter Ended September 30, 1995        $ 9.750          $6.000

Second Quarter Ended December 31, 1995        $12.750          $7.000

Third Quarter Ended March 31, 1996            $10.125          $7.750

Fourth Quarter Ended June 30, 1996            $11.250          $9.250


As of June 30, 1997, the approximate number of holders of common stock was 4,000.

The Company has never paid a dividend on its common stock. It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA


                                Five-Year Summary
--------------------------------------------------------------------------------
                  (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                                                     YEAR ENDED JUNE 30
                                        1997             1996              1995              1994              1993
                                     -----------      -----------      -----------      -----------      -----------
Net sales                            $49,444,221      $47,621,804      $37,388,254      $34,334,062      $19,431,664

Income from Operations               $ 1,815,072      $ 5,263,376      $ 3,637,522      $ 3,592,951      $ 1,604,699


Net Earnings                         $ 1,119,920      $ 3,222,317      $ 2,028,059      $ 1,887,367      $   965,543

Net Earnings Per
  Common Share:
Primary and fully diluted            $      0.20      $      0.58      $      0.39      $      0.38      $      0.21



Current Assets                       $18,857,979      $15,710,135      $14,722,929      $11,883,140      $ 5,953,903

Total Assets                         $27,729,175      $23,561,191      $21,193,780      $17,514,511      $10,620,035

Long-Term Debt and
Capital Lease Obligations,
less current installments            $ 1,123,898      $ 1,324,920      $ 1,114,828      $   958,415      $   819,528

Stockholders' Equity                 $18,699,487      $17,159,586      $13,278,255      $11,216,465      $ 6,873,068

--------------------------------------------------------------------------------

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales increased 3.8% or $1.8 million to $49.4 million in fiscal 1997, primarily due to increased sales to existing customers. The Company added several new customers in the latter part of the year, however the sales to these new customers were not significant in fiscal 1997.

Sales to international customers declined from $4.3 million in 1996 to $1.9 million in 1997. The decrease is the result of a major client restructuring its European operations coupled with a declining demand for the same client's products in Europe.

Income from operations decreased 65.5% to $1.8 million. This was due to a $2.0 million decline in gross profit and a $1.4 million increase in selling, general and administrative expenses.

Gross profit margins were 21.1% and 26.1% in fiscal 1997 and 1996, respectively. The decline in gross margins is due to several factors. Shifts in product sales mix toward lower profit margin products, rising costs of certain raw materials, and increased costs for subcontracted packaging were the major contributing factors. To a lesser extent, the change in ownership of one of the Company's customers resulted in a substantial write-off of packaging materials. In addition, the Company wrote off raw materials that became obsolete because of customer discontinuance of certain products.

Selling, general and administrative expenses increased as a percentage of sales from 15.1% in 1996 to 17.4% in 1997. Selling, general and administrative expenses increased to $8.6 million in fiscal 1997 from $7.2 million in 1996. The increase in expenses was due to several factors: a specific provision for doubtful accounts was made for the balance due from a related party customer; the Company underwrote several clinical studies to show the efficacy of certain customer products; marketing fixtures related to certain unprofitable products were written off; and finally, the Company incurred startup expenses for its new tablet manufacturing facility.

Other income (expense) amounted to net other income of approximately $25,000 in fiscal 1997 compared to a net expense of approximately $56,000 in fiscal 1996. The net increase was primarily the result of increased interest income on investments.

Net earnings decreased 65.2% or $2.1 million to $1.1 million in fiscal 1997. This decrease was due, primarily, to the reasons given above. The higher effective income tax rate, from 38.1% in 1996 to 39.1% in 1997, is primarily the result of a smaller investment credit applicable to California franchise taxes.

Net earnings per common share decreased 65.6% to $.20 per share in 1997 from $.58 per share in 1996.

The Company's backlog position amounted to $18,114,000 as of September 22, 1997, compared to $12,465,000 as of September 16, 1996. This increase is attributable to successful customer expansion into foreign markets and increased orders from existing customers.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

Net sales increased 27.4% or $10.2 million to a record $47.6 million in fiscal 1996, primarily due to the combination of increased existing and new customer volume, which took place throughout the year. The Company continues to pursue Olympic marketing affiliations for its customers on an international basis.

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

Other income (expense) amounted to net other expense of approximately $56,000 in fiscal 1996 compared to a net expense of approximately $52,000 in fiscal 1995.

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

At June 30, 1997, the Company had working capital of $11,439,000 and revolving lines of credit of $3,000,000. As of June 30, 1997, there were no borrowings under these lines.

In 1997, net cash provided by operating activities was $3,802,000 compared to $1,103,000 for 1996. This increase of $2,699,000 was due primarily to an increase in accounts payable and a decrease in inventory that was offset by a decrease in net earnings and an increase in accounts receivable. Current maturities of long-term debt and capital leases amounted to $189,000 which the Company expects to pay out of working capital.

The Company has revolving lines of credit permitting borrowings up to $3,000,000, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate. The present loan agreement with the bank contains financial covenants concerning limitations on maintenance of debt, certain financial ratio's and other matters, for all of which the Company is in full compliance as of September 25, 1997. The lines of credit expire on December 5, 1997; management expects such lines to be renewed in the normal course of business.

Capital expenditures for 1997 amounted to $2,236,000 primarily in connection with construction of a new tablet facility and the acquisition of related high-speed tablet compression equipment to expand the Company's output capacity. The Company anticipates capital expenditures, subject to satisfactory financial performance and conditions, of approximately $1,500,000 during fiscal 1998, primarily for equipment and building improvements. These expenditures are expected to be paid from a combination of cash holdings, net cash provided by operating activities in fiscal 1998 and borrowings under the Company's lines of credit with its bank.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 supercedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15") and specifies the computation, presentation, and disclosure requirements of earnings per share ("EPS"). SFAS 128 replaces "primary" and "fully diluted" EPS under APB 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Dilutive EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. SFAS 128 is effective for years ending after December 15, 1997. The Company does not expect that the adoption of this statement will have a material impact on the Company's results of operations.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments and also establishes standards for related disclosures about products and services, geographic areas, and major customers. These statements are effective for years beginning after December 15, 1997. The Company does not expect that the adoption of these statements will have a material impact on the Company's financial position or results of operations.

                                     PART II


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data as required by this item are set forth on pages 24 through 45.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company (Registrant) are as follows:

                                              Age as of          Year of First
Name and Position                           June 30, 1997           Election            Family Relationship
-----------------                           -------------           --------            -------------------
Mark A. LeDoux                                    43                  1986        Son to Chairperson of the
Chief Executive Officer, Director                                                 Board, Marie A. LeDoux

William P. Spencer                                44                  1986        None
President, Treasurer, Chief Operating
Officer, Chief Financial Officer,
Chief Accounting
Officer and Director

Marie A. LeDoux                                   80                  1986        Mother to Chief Executive Officer,
Secretary, Chairperson of the Board                                               Mark A. LeDoux

William R. Kellas                                 46                  1988        None
Director

Lee G. Weldon                                     58                  1992        None
Director


MARK A. LEDOUX was a director, the President and Chief Executive Officer of Natural Alternatives, Inc., the predecessor corporation, from its formation in 1981 until the 1986 merger into the Company. Mr. LeDoux has been a director and Chief Executive Officer of the Company since the August 1986 merger of the predecessor corporation into the Company, which continued the business and operations of Natural Alternatives, Inc. From August 1986 to December 1996, he also served as President of the Company. From 1976 to 1980, Mr. LeDoux held the position of Executive Vice President and Chief Operating Officer of Kovac Laboratories, a company, which was engaged in the business of manufacturing nutritional supplements. He attended the University of Oklahoma and graduated Cum Laude with a Bachelor of Arts in Letters in 1975. Mr. LeDoux graduated from Western State University, College of Law in 1979, with a Juris Doctorate.

WILLIAM P. SPENCER has been a director, Chief Operating Officer and Chief Financial Officer of the Company since August 1986. He also served as Executive Vice President until December 1996 when he became President of the Company. Prior to joining the Company, he was with San Diego Trust and Savings Bank for ten years, the last four as Vice President. Mr. Spencer received a Bachelor of Science in Finance in 1974, and a Masters in Business Administration, also in the area of Finance, in 1979 from San Diego State University.


                                                                     (continued)

                                    PART III

MARIE A. LEDOUX has been a director of the Company since August 1986, and has also been Chairperson and Secretary since that time. Mrs. LeDoux was also the Chairperson/Advisor of the Company's predecessor from its formation until 1986. She has thirty-nine years of experience in the area of nutrition. In 1978, Mrs. LeDoux was awarded an Honorary Fellowship in the International Academy of Preventive Medicine. In 1981, she received an Honorary Ph.D. in Humanities from the Heritage Institute. Marie A. LeDoux is the mother of Mark A. LeDoux. For the last eighteen years, Mrs. LeDoux has been the President of Play N' Talk International, a company which is in the business of preparing instructional materials for children's reading programs.

WILLIAM R. KELLAS, PH.D. became a director of the Company in October 1987. Mr. Kellas graduated from the University of Southern California earning a Bachelor of Science in Business with a Minor in Physics. He earned his Ph.D. in Health Sciences from the Doctors University of Natural Health Sciences in 1985. Dr. Kellas also graduated from Harvard University's Financial and Management Program. From 1974 to 1984, Dr. Kellas was employed by IBM as the firm's Western Regional Marketing Manager. From 1984 to 1985, Dr. Kellas was a District Manager for Wang Laboratories. In 1985, Dr. Kellas founded Comprehensive Health Centers, a medical clinic offering integrated medical, dental, chiropractic, and natural therapeutic services. In addition, Dr. Kellas is the President of Professional Preference, a biochemical firm that sells computerized regimens of protocols that are designed to regenerate an individual's immune system and fight related degenerative diseases.

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


                                                                     (continued)

                                    PART III

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on its review of the copies of Form 4's received by the Company, the Company believes that during its most recent fiscal year ended June 30, 1997, that its officers and directors complied with the filing requirements under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

The following table sets forth compensation for services rendered in all capacities to the Company during the years ended June 30, by each of the executive officers.

SUMMARY COMPENSATION TABLE

                                                                                                    Long-Term
                                                                                                  Compensation
                                                       Annual Compensation                           Awards
                                               -----------------------------------------         -------------
                                                                                                   Securities
                                                                                                   Underlying         All Other
                                                                                                  Options/SARs      Compensation
Name and Principal Position         Year        Salary           Bonus          Other(1)              (#)               (2)
---------------------------         ----        ------           -----          --------         -------------      ------------
Mark A. LeDoux, Chief
Executive Officer and Director      1997       $201,579          $50,345         $28,422                 0           $18,703
                                    1996       $213,520          $45,300          $8,592                 0           $21,987
                                    1995       $172,942         $101,203         $11,502           100,000           $14,961

William P. Spencer,
President,  Chief
Financial Officer, and
Director                            1997       $178,830         $72,304        $166,178                 0           $37,438
                                    1996       $169,275         $40,300        $113,656                 0           $35,005
                                    1995       $168,058         $83,854            $543           125,000           $35,538


(1) Amounts do not exceed the lesser of $50,000 or 10% of salary and bonus combined for named executive, except as set forth in the following table.

(2) See following table.


                                                                     (continued)

                                    PART III

SUMMARY OF CASH AND OTHER COMPENSATION  (continued


                                                        Mark A.     William P.
                                                        LeDoux       Spencer
                                                       --------     ----------
Other Annual Compensation-1997
     Gain from exercise and sale of stock options      $     0      $ 92,799
     Personal Transportation                            18,600        13,800
     Other Personal Expenses                             9,822        59,579

                                                       -------      --------
     Totals                                            $28,422      $166,178
                                                       -------      --------

Other Annual Compensation-1996
     Gain from exercise and sale of stock options           NA      $ 53,078
     Personal Transportation                                NA         7,284
     Other Personal Expenses                                NA        40,600
     Tax Payment Reimbursements                             NA        12,694

                                                       -------      --------
     Totals                                            $ 8,592      $113,656
                                                       -------      --------

All Other Compensation-1997
     401(k) Employer Contributions                     $ 5,550      $  6,698
     Life Insurance Premiums                             1,920        13,990
     Medical, Dental and Vision                         10,233        15,750
     Board of Director Meetings                          1,000         1,000

                                                       -------      --------
     Totals                                            $18,703      $ 37,438
                                                       -------      --------

All Other Compensation-1996
     401(k) Employer Contributions                     $ 8,759      $ 10,974
     Life Insurance Premiums                             1,819        13,998
     Medical, Dental and Vision                          9,909         8,533
     Board of Director Meetings                          1,500         1,500

                                                       -------      --------
     Totals                                            $21,987      $ 35,005
                                                       -------      --------

All Other Compensation-1995
     401(k) Employer Contributions                     $ 5,060      $  4,518
     Life Insurance Premiums                             1,813        13,895
     Medical, Dental and Vision                          5,838        14,875
     Board of Director Meetings                          2,250         2,250

                                                       -------      --------
     Totals                                            $14,961      $ 35,538
                                                       -------      --------


                                                                     (continued)

                                    PART III

OPTION GRANTS

There were no options granted in the year ended June 30, 1997.

OPTION EXERCISES AND HOLDINGS


The following table sets forth information for the year ended June 30, 1997, concerning option exercises and option holdings under the 1992 Incentive Stock Option Plan, the 1992 Nonqualified Stock Option Plan, and the 1994 Nonqualified Stock Option Plan with respect to the Company's executive officers:


              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                        Value
                                    RealizedMarket
                                     Price at           Number of Unexercised      Value of Unexercised In-The
                           Shares   Exercise less      Options/SAR's at Fiscal       Money Options/SAR's at
                          Acquired  Exercise Price           Year-End(#)                Fiscal Year End(1)
                          --------  --------------  ----------------------------   ----------------------------
                                                    Exercisable    Unexercisable    Exercisable   Unexercisable
                                                    -----------    -------------   ------------   -------------
1992 Plans-
  Mark A. LeDoux               0           $0          60,000                  0      $165,000             $0
  William P. Spencer      20,000      $92,799          95,000                  0      $261,250             $0


1994 Plan-
  Mark A. LeDoux               0           $0         100,000                  0      $300,000             $0
  William P. Spencer           0           $0         125,000                  0      $375,000             $0


(1) The closing price of the Company's common stock at June 30, 1997, as quoted on the Nasdaq Exchange, was $7.625.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Company's Compensation Committee for fiscal 1997 were William
R. Kellas and Lee G. Weldon. No current member of the Compensation Committee is a current or former officer or employee of the Company or its subsidiaries.


                                                                     (continued)

                                    PART III

EMPLOYMENT AGREEMENTS

There were no employment agreements in effect at June 30, 1997.

BONUS PLAN

There were no bonus plans in effect at June 30, 1997.

401(k) PLAN

The NATURAL ALTERNATIVES Partnership for Profits Plan (Plan) is considered a qualified plan under Section 401(k) of the Internal Revenue Code. All employees of the Company with twelve (12) months and at least one thousand hours of service during the twelve month period are eligible to participate in the Plan. The Plan provides for employee contributions of up to 15% of compensation. Employer contributions are determined by the Board of Directors at their discretion. The Company may match up to 100% of each employee's contribution, which does not exceed 5% of the employee's total compensation. Employee contributions in the Plan are 100% vested. Participants become vested in employer contributions at the rate of 34% the first year, 67% the second year and 100% after three years. The Company contributed and expensed $114,206, $101,161, and $50,345 in 1997, 1996 and 1995, respectively.

STOCK OPTION PLANS

The Company maintains three stock option plans: the 1992 Incentive Stock Option Plan (Incentive Plan) and the 1992 Nonqualified Stock Option Plan (1992 Nonqualified Plan), both of which were approved by the shareholders of the Company at its Annual Meeting of Shareholders on June 5, 1992, and the 1994 Nonqualified Stock Option Plan (1994 Nonqualified Plan) which was approved by the Board of Directors on December 9, 1994, and by the shareholders of the Company at its Annual Meeting of Shareholders on May 10, 1996. The Incentive Plan provides for the granting of "incentive stock options" as described in
Section 422 of the Internal Revenue Code (Code). The 1992 and 1994 Nonqualified Plans provide for the granting of nonqualified stock options which are not intended to qualify under any provision of the Code. On September 9, 1993, all options then authorized under the Incentive Plan and 1992 Nonqualified Plan were granted at the fair market value price of $4.875 per share. On December 9, 1994, the Shareholders approved an amendment to the Incentive Plan, increasing the number of common shares that may be granted from 200,000 to 500,000. There have been no additional options granted to date. On January 24, 1995, options for 500,000 shares under the 1994 Plan were granted at the fair market value of $4.625 per share.

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


                                                                     (continued)

                                    PART III

STOCK OPTION PLANS (continued)

1992 and 1994 Nonqualified Plans(continued)

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

DEFINED BENEFIT PENSION PLAN

Effective January 1, 1997, the Company adopted a defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the five years before retirement. The Company will make annual contributions to the Plan equal to the maximum amount that can be deducted for income tax purposes. For the six months ended June 30, 1997, the estimated current service cost (normal cost) and the amortized portion of the unfunded estimated accrued liability for prior service cost, using a 30-year funding period amounted to $158,560. This amount has been accrued in the current period.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as far as is known to the Board of Directors or management of the Company, as of September 24, 1997, the stock ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, all Directors individually, all Directors and Officers as a group and by the individuals listed under the summary compensation table.

                             Directors and Officers

                                   Name and Address             Amounts and Nature
                                    of Beneficial                  of Beneficial          Percent
           Title of Class               Owner                     Ownership (1)(2)      of Class (2)
           --------------          ----------------             ------------------      ------------
        Common Stock           Marie A. LeDoux (3)                  1,077,301             16.98%
                               1185 Linda Vista Drive
                               San Marcos CA 92069

        Common Stock           Mark A. LeDoux (4)                     495,317              7.81%
                               1185 Linda Vista Drive
                               San Marcos CA 92069

        Common Stock           William R. Kellas (5)                   29,500               .46%
                               1185 Linda Vista Drive
                               San Marcos CA 92069

        Common Stock           William P. Spencer (6)                 234,792              3.70%
                               1185 Linda Vista Drive
                               San Marcos CA 92069

        Common Stock           Lee G. Weldon                           43,880               .69%
                               1185 Linda Vista Drive
                               San Marcos CA 92069



        Common Stock           All Directors and Officers as a      1,880,790             29.64%
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

(3) Includes 10,000 shares, which Mrs. LeDoux has the right to acquire upon exercise of options exercisable within 60 days of the date of this filing.

(4) Includes 800 shares of common stock held in the name of Mr. LeDoux's wife, Julie LeDoux, and 8,000 shares of common stock held as custodian for his children and a niece. Also includes 160,000 shares, which Mr. LeDoux has the right to acquire upon exercise of options exercisable within 60 days of the date of this filing.

(5) Includes 1,500 shares of common stock held in the name of Mr. Kellas' wife and 15,000 shares which Mr. Kellas has the right to acquire upon exercise of options exercisable within 60 days of the date of this filing.

(6) Includes 2,400 shares of common stock held as custodian for Mr. Spencer's children and 220,000 shares, which he has the right to acquire upon exercise of options exercisable within 60 days of the date of this filing.



There is no arrangement known to the Company, the operation of which may at a subsequent date, result in a change of control of the Company.

                                    PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 1996, the Company acquired a portion of a building occupied by certain of its offices and production facilities which, up to that time, were being leased from its two principal stockholders, Marie A. LeDoux and Mark A. LeDoux. The lease provided for rent payable in the amount of $60,000 per year. The purchase price of the building was $545,000 which, in the opinion of management and an independent certified appraiser who evaluated the property in April 1996, represented fair market value.

The Company entered into an agreement with the father-in-law and mother-in-law of the Chief Executive Officer of the Company in December 1991, which provides commissions on sales to a particular customer. The term of the agreement is ten years and will expire in December 2001. The commission equals 5% of sales, with earnings capped at $25,000 per calendar quarter. Amounts paid under this agreement were $100,000 for each of the years ending June 30, 1997, 1996 and 1995. There were no amounts owed under the agreement at June 30, 1997 or 1996.

Included in notes receivable are notes from the Company's Chief Executive Officer and President. The balance of the notes, including accrued interest, at June 30, 1997 was $74,444 and $89,824, respectively, and at June 30, 1996 was $70,119 and $84,606, respectively.

Additionally, during the year ended June 30, 1997, the Company made noninterest-bearing loans to the Chairman of the Board and the President in the amount of $50,000 and $13,802, respectively, bringing the aggregate amount of such loans to $219,012. Amounts owed on these loans, which are secured by proceeds from life insurance policies on their respective lives, were $150,000 and $100,000 for the Chairman of the Board and $69,012 and $55,210 for the President at June 30, 1997 and 1996, respectively.

During fiscal year 1995, the Company's Chairman of the Board paid $26,483 for certain expenses on behalf of the Company. Also, the Company paid commissions during the years ended June 30, 1996 and 1995 in the amounts of $6,916 and $10,800, respectively, to the Chairman of the Board.

                       This page left blank intentionally.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

The financial statements listed in the accompanying index to consolidated financial statements are filed as part of this report.


    2.  FINANCIAL STATEMENT SCHEDULES

The financial statement schedule listed in the accompanying index to the consolidated financial statements is filed as part of this annual report. Schedules not included have been omitted because they are not applicable or the information required is included in the financial statements and notes thereto.


(b)  EXHIBITS

         Exhibit 11 Re: Computation of Per Share Earnings

         Exhibit 23 Re: Consent of KPMG Peat Marwick LLP

(c)  REPORTS FORM 8-K

         Not Applicable

            NATURAL ALTERNATIVES INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  JUNE 30, 1997


Independent Auditors' Report................................................ 25

Consolidated Balance Sheets as of June 30, 1997
and 1996.................................................................... 26

Consolidated Statements of Earnings for the years ended
June 30, 1997, 1996 and 1995................................................ 28

Consolidated Statements of Stockholders' Equity for the
years ended June 30, 1997, 1996 and 1995.................................... 29

Consolidated Statements of Cash Flows for the years
ended June 30, 1997, 1996 and 1995.......................................... 30

Notes to Consolidated Financial Statements.................................. 32

Schedule II - Valuation and Qualifying Accounts for the
years ended June 30, 1997, 1996 and 1995.................................... 46

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
NATURAL ALTERNATIVES INTERNATIONAL, INC.:

We have audited the consolidated financial statements of Natural Alternatives International, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Alternatives International, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           KPMG Peat Marwick LLP

San Diego, California
September 18, 1997

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996

                                     ASSETS



                                                                   1997               1996
                                                                -----------       -----------
Current Assets:
      Cash and cash equivalents                                 $ 3,469,739       $ 1,887,427
      Accounts receivable - less allowance for doubtful
      accounts of $231,000 in 1997 and $319,000 in 1996
      (Notes E, F, and L)                                         6,990,121         5,026,204
      Accounts receivable, related party - less allowance
      for doubtful accounts of $775,000 in 1997 and $0 in
      1996 (Note E and K)                                                --           932,490
      Inventory (Notes B, E, and F)                               5,690,850         6,399,592
      Tax refund receivable                                         842,209                --
      Notes receivable - current portion (Note K)                   235,613           157,155
      Deferred income taxes (Note H)                                851,000           425,000
      Deposits                                                      322,269           100,513
      Other current assets                                          456,178           781,754
                                                                -----------       -----------

             Total Current Assets                                18,857,979        15,710,135
                                                                -----------       -----------

Property and equipment, net (Notes C, E, F, G, and K)             8,259,705         7,278,078
                                                                -----------       -----------
Other Assets:

      Investments (Note D)                                           58,862            74,890
      Notes receivable, less current portion (Note K)               261,697           285,470
      Other noncurrent assets, net                                  290,932           212,618
                                                                -----------       -----------

             Total Other Assets                                     611,491           572,978
                                                                -----------       -----------
TOTAL ASSETS                                                    $27,729,175       $23,561,191
                                                                ===========       ===========


                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             JUNE 30, 1997 AND 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     1997                1996
                                                                 ------------        ------------
Current Liabilities:
         Accounts payable                                        $  6,907,998        $  3,658,897
         Current installments of long-term debt (Note F)              164,266             234,736
         Current installments of capital lease obligations
         (Note G)                                                      25,189              22,860
         Accrued compensation and employee benefits                   321,337             280,340
         Income taxes payable (Note H)                                     --             520,246
         Customer deposits                                                 --               2,606
                                                                 ------------        ------------

                Total Current Liabilities                           7,418,790           4,719,685

Deferred income taxes (Note H)                                        487,000             357,000
Long-term debt, less current installments (Note F)                  1,100,285           1,276,118
Capital lease obligations, less current installments
         Note (G)                                                      23,613              48,802
                                                                 ------------        ------------

                Total Liabilities                                   9,029,688           6,401,605
                                                                 ------------        ------------

Stockholders' Equity (Note J):
         Preferred stock; $.01 par value; 500,000 shares
         authorized; none issued or outstanding                            --                  --

         Common stock; $.01 par value; 8,000,000 shares
         authorized; issued and outstanding 5,429,764 in
         1997 and 5,351,875 in 1996                                    54,298              53,519

         Additional paid-in capital                                 6,675,426           6,220,196
         Retained earnings                                         12,021,013          10,901,093
         Net unrealized losses on investments (Note D)                (51,250)            (15,222)
                                                                 ------------        ------------

                Total Stockholders' Equity                         18,699,487          17,159,586
                                                                 ------------        ------------

Commitments and contingencies (Notes K, L and M)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 27,729,175        $ 23,561,191
                                                                 ============        ============



          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                         1997                1996                 1995
                                     ------------        ------------        ------------
Net sales                            $ 49,444,221        $ 47,621,804        $ 37,388,254

Cost of goods sold                     39,019,224          35,182,059          27,554,623
                                     ------------        ------------        ------------

 GROSS PROFIT                          10,424,997          12,439,745           9,833,631

Selling, general &
  administrative expenses               8,609,925           7,176,369           6,196,109
                                     ------------        ------------        ------------

 INCOME FROM OPERATIONS                 1,815,072           5,263,376           3,637,522
                                     ------------        ------------        ------------

Other income (expense):
  Interest income                         163,368              92,926              85,236
  Interest expense                       (147,373)           (190,850)           (123,107)
  Other, net                                8,853              41,865             (14,592)
                                     ------------        ------------        ------------

                                           24,848             (56,059)            (52,463)
                                     ------------        ------------        ------------

EARNINGS BEFORE
 INCOME TAXES                           1,839,920           5,207,317           3,585,059

Income taxes (Note H)                     720,000           1,985,000           1,557,000
                                     ------------        ------------        ------------

              NET EARNINGS           $  1,119,920        $  3,222,317        $  2,028,059
                                     ============        ============        ============


NET EARNINGS PER COMMON SHARE:

  Primary and fully diluted          $       0.20        $       0.58        $       0.39
                                     ============        ============        ============



          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995



                                                                                                      Net
                                                                                                    Unrealized
                                                Common Stock           Additional                     Gains
                                          -------------------------     Paid-in       Retained     (Losses) on
                                            Shares        Amount         Capital      Earnings     Investments        Total
                                          ----------   ------------   ------------  ------------  ------------    ------------
Balance at June 30, 1994                   5,257,375   $     52,574   $  5,556,841  $  5,650,717      ($43,667)   $ 11,216,465

Issuance of common stock
upon exercise of employee
stock options                                    500              5          2,435            --            --           2,440

Income tax benefit from stock
options exercised                                 --             --          1,000            --            --           1,000

Net unrealized gains on investments               --             --             --            --         3,808           3,808

Other (Note K)                                    --             --         26,483            --            --          26,483

Net earnings                                      --             --             --     2,028,059            --       2,028,059
                                          ----------   ------------   ------------  ------------  ------------    ------------

Balance at June 30,1995                    5,257,875         52,579      5,586,759     7,678,776       (39,859)     13,278,255

Issuance of common stock
upon exercise of employee
stock options                                 94,000            940        454,662            --            --         455,602

Income tax benefit from stock
options exercised                                 --             --        178,775            --            --         178,775

Net unrealized gains on investments               --             --             --            --        24,637          24,637

Net earnings                                      --             --             --     3,222,317                     3,222,317
                                          ----------   ------------   ------------  ------------  ------------    ------------

Balance at June 30, 1996                   5,351,875         53,519      6,220,196    10,901,093       (15,222)     17,159,586

Issuance of common stock upon
exercise of employee stock options            77,889            779        369,630            --            --         370,409

Income tax benefit from stock options
exercised                                         --             --         85,600            --            --          85,600

Net unrealized gains on investments               --             --             --            --       (36,028)        (36,028)

Net earnings                                      --             --             --     1,119,920            --       1,119,920
                                          ----------   ------------   ------------  ------------  ------------    ------------

Balance at June 30, 1997                   5,429,764   $     54,298   $  6,675,426  $ 12,021,013      ($51,250)   $ 18,699,487
                                          ==========   ============   ============  ============  ============    ============



          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995



                                                                     1997               1996               1995
                                                                 -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                                              $ 1,119,920        $ 3,222,317        $ 2,028,059
       Adjustments to reconcile net
         earnings to net cash provided by
         operating activities:
                Bad debt expense                                     725,000            391,162            112,000
                Tax benefit on option exercise                        85,600            178,775              1,000
                Depreciation and amortization                      1,276,355          1,069,460          1,051,489
                Deferred income taxes                               (296,000)           (27,000)            99,000
                Loss on disposal of assets                             3,601             11,038             21,276
                Gain on investments                                       --            (48,020)                --
                Other                                                (18,105)           (32,005)            26,483
       Changes in operating assets and liabilities:
         (Increase) decrease in:
                Accounts receivable                               (1,747,544)          (686,338)           166,545
                Inventory                                            708,742         (1,170,007)        (1,764,671)
                Deposits                                            (221,756)            25,710             87,393
                Tax refund receivable                               (842,209)                --            257,917
                Other assets                                         241,028            (12,673)           (81,900)
         (Decrease) increase in:
                Accounts payable                                   3,249,101         (1,325,016)           498,361
                Accrued compensation and employee benefits            40,997           (248,364)           243,083
                Income taxes payable                                (520,246)          (217,829)           738,075
                Customer deposits                                     (2,606)           (27,801)            17,249
                                                                 -----------        -----------        -----------

       Net Cash Provided by Operating Activities                   3,801,878          1,103,409          3,501,359
                                                                 -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property and equipment                   10,000             55,337             77,800
       Proceeds from sale of investments                                  --             64,108                 --
       Capital expenditures                                       (2,236,165)        (2,064,524)        (1,773,362)
       Capital expenditure-related party                                  --           (545,000)
       Investment purchases                                          (20,000)           (16,088)           (22,501)
       Issuance of notes receivable                                 (183,909)           (60,605)           (26,475)
       Repayment of notes receivable                                 109,262            135,259            112,256
                                                                 -----------        -----------        -----------

       Net Cash Used in Investing Activities                      (2,320,812)        (2,431,513)        (1,632,282)
                                                                 -----------        -----------        -----------


                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                                                             1997               1996               1995
                                                                          -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings on lines of credit                                      $   443,959        $        --        $   650,000
       Payments on line of credit                                            (443,959)                --           (500,000)
       Payments on long-term debt and
         capital leases                                                      (269,163)          (311,910)          (308,432)
       Proceeds from long-term debt financing                                      --            545,000                 --
       Issuance of common stock                                               370,409            455,602              2,440
                                                                          -----------        -----------        -----------

       Net Cash Provided by (Used in) Financing Activities                    101,246            688,692           (155,992)
                                                                          -----------        -----------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents                        1,582,312           (639,412)         1,713,085

Cash and Cash Equivalents at Beginning of Year                              1,887,427          2,526,839            813,754
                                                                          -----------        -----------        -----------

Cash and Cash Equivalents at End of Year                                  $ 3,469,739        $ 1,887,427        $ 2,526,839
                                                                          ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the year for:
         Interest                                                         $   147,373        $   190,850        $   123,107
         Income Taxes                                                       2,289,959          2,052,000            800,000
                                                                          ===========        ===========        ===========

       Disclosure of non-cash financing and investing activities:
          Issuance of note receivable on disposal of asset                $        --        $     8,000        $        --
          Assets acquired through debt financing                                   --                 --             43,143
          Notes payable refinanced with new debt                                   --            565,000                 --
          Conversion of accounts receivable to notes receivable                    --                 --             79,181
          Conversion of other assets to notes receivable                           --              1,500             38,175
          Conversion of line of credit to notes payable                            --                 --            500,000
          Conversion of inventory to notes receivable                              --                 --             80,108
          Net unrealized gains (losses) on investments                        (36,028)            24,637              3,808
          Write-off of notes receivable through the allowance
          for doubtful accounts                                                15,504             62,790             13,000
                                                                          ===========        ===========        ===========



          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Natural Alternatives International, Inc., (the Company) manufactures vitamins, micronutrients and related nutritional supplements and provides innovative private-label products for specialized corporate, institutional and commercial accounts worldwide. The Company operates as a single business segment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Millennium Health International, Inc. (formerly Pro-Lean, Inc. and prior to that Sonergy, Inc.), CellLife International, Inc. and CellLife Pharmaceuticals International, Inc., all of which had been administered and operated out of the Company's facilities. During fiscal 1997, the assets and liabilities of each of the subsidiaries were transferred to the Company and their operations were assumed by the Company. All significant intercompany accounts and transactions through the date of transfer have been eliminated.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less.

Inventory

Inventory is recorded at the lower of cost (first-in, first-out) or market (net realizable value). Such costs include raw materials, labor and production overhead.

Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. These leases are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Depreciation and amortization of property and equipment are provided using the straight-line method over their estimated useful lives, generally ranging from 3 to 39 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the improvement or the remaining term of the lease.

Impairment of Long-Lived Assets

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on July 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.



                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

Effective July 1, 1994, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Prior to this, the Company carried its investments at the lower of cost or market. The Company's investments, which consist of equity securities, are classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Adoption of this statement had no material effect on the Company's consolidated financial statements.

Intangible Assets

Other non-current assets are composed of identifiable intangible assets including a customer list. The assets are amortized on a straight-line basis over five years. Accumulated amortization at June 30, 1997 and 1996 was $447,116 and $418,897, respectively.

Revenue Recognition

Revenue is recognized when products are shipped and title has transferred.

Marketing Costs

In order to attract and retain its customer base, the Company provides a wide range of marketing services to its customers. The Company does not generate fees or revenues from these services and the related costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Option Plans

Prior to July 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma net earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.


                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Because of their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued compensation and employee benefits approximate fair value. The carrying amounts for long-term debt approximate fair value as the interest rates and terms are substantially similar to rates and terms that could be obtained currently for similar instruments.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

The weighted average number of shares outstanding and common stock equivalents are as follows:

                                                    1997            1996               1995
                                                    ----            ----               ----
    Primary and fully diluted                   5,640,311        5,585,442         5,257,865
                                                =========        =========         =========

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash investments with high credit qualified financial institutions. Credit risk with respect to receivables is concentrated with the Company's three largest customers (see Note L). These three customers' receivable balances collectively represent 44% and 54% of total accounts receivable at June 30, 1997 and 1996, respectively. Concentrations of credit risk related to the remaining accounts receivable balance are limited due to the large number of customers comprising the Company's remaining customer base and their dispersion across many different industries and geographies.

Reclassifications

Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 1997 presentation.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


B.  INVENTORY

Inventory, which includes labor and production overhead of $1,073,523 and $1,107,618 at June 30, 1997 and 1996, respectively, is comprised of the following at June 30:


                          1997            1996
                       ----------       ----------
Raw materials          $2,747,451       $2,865,438
Work in progress        2,598,430        2,911,778
Finished goods            344,969          622,376
                       ----------       ----------

                       $5,690,850       $6,399,592
                       ==========       ==========



C.   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30:

                                                      Life Used For
                                                       Depreciation           1997              1996
                                                      ---------------    -------------      -------------
Land                                                        NA                $392,600           $392,600
Building and building improvements                     5 - 39 years          3,124,691          2,903,408
Machinery and equipment                                3 - 15 years          7,649,609          6,139,145
Office equipment and furniture                         5 to 7 years          2,103,479          1,845,083
Equipment under capital leases                           5 Years               516,362            516,362
Vehicles                                                 3 years                49,534             30,922
Leasehold improvements                                5 to 39 years            268,968             92,198
                                                                            ----------         ----------

Total property and equipment                                                14,105,243         11,919,718
Less accumulated depreciation and amortization                              (5,845,538)        (4,641,640)
                                                                            ----------         ----------

Property and equipment, net                                                 $8,259,705         $7,278,078
                                                                            ==========         ==========


At June 30, 1997 and 1996, accumulated depreciation and amortization includes $452,343 and $427,896, respectively, of amortization of capitalized leases. In June 1996, in connection with the acquisition of certain building suites (see Note K), the cost of related leasehold improvements was reclassified from leasehold improvements to building and building improvements.


D.  INVESTMENTS

Investments consist of marketable securities. Securities held at June 30, 1997 and 1996 are considered "available for sale securities." Securities are valued at $58,862 and $74,890 as of June 30, 1997 and 1996, respectively. The security portfolio includes gross unrealized losses, net of tax, of $51,250 and $15,222 at June 30, 1997 and 1996, respectively.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


E.  LINE OF CREDIT AGREEMENTS

The Company has revolving lines of credit agreements permitting borrowings up to $3,000,000, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate, which was 8.25% at June 30, 1997. Advances against the revolving lines of credit cannot exceed 70% of eligible receivables. These agreements contain financial covenants concerning limitations on maintenance of debt, certain financial ratios and other matters. The lines of expire on December 5, 1997; management expects such lines to be renewed in the normal course of business. There were no amounts outstanding under these credit agreements at June 30, 1997 and 1996, respectively.

F.  LONG-TERM DEBT

Long-term debt consisted of the following as of June 30:

                                                                                1997       1996
                                                                               ------      -----
Note payable to bank, secured by building, interest at
8.25%, principal and interest payments of $10,769
monthly, due 2011                                                            $1,066,644     $1,110,000

Note payable to bank, secured by UCC filing on receivables,
inventory, equipment, and vehicles, interest at bank's prime plus .75%(an effective rate of 9.0% at June 30, 1997 and 1996),
principal and payments of $10,417 monthly; due January 1999                     197,907        312,494
in June 1997

Note payable to bank, paid in full in June 1997                                    ---          88,360
                                                                             ----------   ------------


                                                                              1,264,551      1,510,854

Less current installments                                                      (164,266)      (234,736)
                                                                             ----------   ------------

Long-term debt, less current installments                                    $1,100,285     $1,276,118
                                                                             ==========     ==========

Aggregate amounts of long-term debt maturities as of June 30, 1997 are as follows:

              1998                                 $164,266
              1999                                  119,086
              2000                                   50,141
              2001                                   54,438
              2002                                   59,103
           Thereafter                               817,517
                                                 ----------
                                                 $1,264,551
                                                 ==========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


G.  CAPITAL LEASE OBLIGATION


The Company leases certain equipment under capital leases, which expire during the next two years. The present values of the future minimum capital lease payments as of June 30 are as follows:


                                                              1997           1996
                                                            -------       --------
Capital lease payable to AT&T Credit
  Corporation, secured by phone system,
  interest at 13%, principal and
  interest in monthly installments
  of $2,504 through May 1999                                $ 55,078        $ 85,121

Other capital lease                                               --             780
                                                            --------        --------

                                                              55,078          85,901

Less amount representing interest                             (6,276)        (14,239)
                                                            --------        --------

Present value of net minimum lease payments                   48,802          71,662

Less current installments                                    (25,189)        (22,860)
                                                            --------        --------

Capital lease obligations - less current installments       $ 23,613        $ 48,802
                                                            ========        ========



Future minimum annual lease payments under capital lease obligations at June 30, 1997 follow:

        1998               $30,043
        1999                25,035
                           -------

Minimum lease payments     $55,078
                           =======

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H.  INCOME TAXES

Income taxes consist of the following:

                       Year Ended June 30

                     1997               1996               1995
                 -----------        -----------        -----------
Current:
   Federal       $   850,000        $ 1,712,000        $ 1,129,000
   State             166,000            300,000            329,000
                 -----------        -----------        -----------

                   1,016,000          2,012,000          1,458,000
                 -----------        -----------        -----------

Deferred:
   Federal          (215,000)           (15,000)            66,000
   State             (81,000)           (12,000)            33,000
                 -----------        -----------        -----------

                    (296,000)           (27,000)            99,000
                 -----------        -----------        -----------

                 $   720,000        $ 1,985,000        $ 1,557,000
                 ===========        ===========        ===========


The provision (benefits) for deferred income taxes consists of the following:

                                                                              Year Ended June 30
                                                                      1997           1996             1995
                                                                 ---------        ---------        ---------
Accelerated depreciation and amortization for tax purposes       $  95,000        $  78,000        $  54,000
Increase in valuation allowance                                      2,000               --           34,000
Accrued compensation                                                    --          108,000          (68,000)
Inventory valuation reserve                                       (131,000)        (202,000)              --
Bad debt expense                                                  (309,000)         (41,000)         (36,000)
Accrued vacation expense                                           (15,000)          (6,000)         (26,000)
Customer deposits                                                   (1,000)          11,000           (6,000)
Write-down of investments                                               --               --          158,000
State income taxes                                                  63,000           48,000          (34,000)
Other, net                                                              --          (23,000)          23,000
                                                                 ---------        ---------        ---------

                                                                 ($296,000)       ($ 27,000)       $  99,000
                                                                 =========        =========        =========


                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H.  INCOME TAXES (continued)

Net deferred tax assets and deferred liabilities as of June 30 are as follows:


                                                         1997           1996
                                                       --------       --------
Deferred tax assets:
       Allowance for doubtful accounts                 $436,000       $127,000
       Accrued vacation expense                          54,000         39,000
       Customer deposits                                     --          1,000
       Investment loss carryforward                      36,000         34,000
       State income taxes                                25,000         88,000
       Allowance for inventory valuation                333,000        202,000
       Other, net                                         3,000          3,000
                                                       --------       --------

       Total gross deferred tax assets                  887,000        494,000
       Less valuation allowance                          36,000         34,000
                                                       --------       --------

       Net deferred tax assets                          851,000        460,000

Deferred tax liabilities:
       Accumulated depreciation and amortization        487,000        392,000
                                                       --------       --------

       Net deferred tax asset                          $364,000       $ 68,000
                                                       ========       ========



The valuation allowance for deferred tax assets was $36,000 and $34,000 at June 30, 1997 and 1996, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers, among other things, the scheduled reversal of deferred tax liabilities, projected future taxable income, and other planning strategies. In making this assessment, management believes it more likely than not that the Company will realize the benefit of the deferred tax asset, net of the existing valuation allowance, at June 30, 1997.


                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H. INCOME TAXES (continued)

A reconciliation of income taxes computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:


                                                                                Year Ended June 30
                                                                 -------------------------------------------------
                                                                    1997                1996               1995
                                                                 -----------        -----------        -----------
Income taxes computed at statutory federal income tax rate       $   626,000        $ 1,770,000        $ 1,219,000
State income taxes, net of federal income tax benefit                 56,000            190,000            224,000
Increase in valuation allowance                                        2,000                 --             34,000
Adjustments for prior year tax estimates                                  --                 --             60,000
Expenses not deductible for tax purposes                              31,000             22,000             22,000
Other                                                                  5,000              3,000             (2,000)
                                                                 -----------        -----------        -----------
Income taxes as reported                                         $   720,000        $ 1,985,000        $ 1,557,000
                                                                 ===========        ===========        ===========

Effective tax rate                                                      39.1%              38.1%              43.4%
                                                                 ===========        ===========        ===========



I.  EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. All employees with twelve months and at least one thousand hours of service during the twelve-month period are eligible to participate in the plan. The Company may make contributions at the discretion of its Board of Directors. The Company contributed and expensed $114,206, $100,161 and $50,345 in 1997, 1996 and 1995,
respectively.

The Company has a "Cafeteria Plan" pursuant to Section 125 of the Internal Revenue Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. The Company recognizes the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed for these benefits totaled $228,805, $217,375 and $194,087 for 1997, 1996 and 1995, respectively.

Effective January 1, 1997, the Company adopted a defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the five years before retirement. The Company will make annual contributions to the Plan equal to the maximum amount that can be deducted for income tax purposes.



                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


I.    EMPLOYEE BENEFIT PLANS (continued)

The following table sets forth the plan's funded status and amount recognized in the Company's consolidated balance sheet at June 30, 1997.


Actuarial present value of benefit obligations:

Accumulated benefit obligation:
Vested                                                                                $   417,236
Non-vested                                                                                120,905
                                                                                      -----------
                                                                                      $   538,141
                                                                                      ===========

Projected benefit obligation                                                          $ 1,207,944
Plan assets at fair value                                                                       0
                                                                                       -----------
Projected benefit obligation (in excess of) plan assets                                 1,207,944
Unrecognized net gain                                                                       3,753
Prior service cost not yet recognized in net
periodic pension cost                                                                  (1,053,137)
                                                                                      -----------
Accrued pension cost                                                                  $   158,560
                                                                                      -----------

Net pension cost for 1997 included the following components:

Service cost - benefits earned during the period                                      $    91,934
Interest cost on projected benefit obligation                                              37,172
Actual return on plan assets                                                                   --
Net amortization and deferral                                                              29,454
                                                                                      -----------

Net pension cost                                                                      $   158,560
                                                                                      ===========

Assumptions used in accounting for the pension plan as of June 30, 1997 were as follows:

Discount rate                                                                               7.00%
Rates of increase in compensation levels                                                    5.76%
Expected long-term rate of return on plan assets                                            7.50%
                                                                                      ===========



J.  STOCKHOLDERS' EQUITY

Pursuant to a secondary offering in 1992, which generated net proceeds of $1,989,216, the Company issued common stock purchase warrants, which were exercised in 1994 generating net proceeds of $2,415,777.

Employee Stock Option Plans

Effective June 5, 1992, the Company adopted the 1992 Incentive Stock Option Plan for which 500,000 common shares have been reserved for issuance to officers, directors, and key employees of the Company. The plan provides that no option may be granted at an exercise price less than the fair market value of the common stock of the Company on the date of grant. On September 9, 1993, 200,000 options were granted at the fair market value price of $4.875 per share.


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

Effective December 9, 1994, the Board of Directors approved the 1994 Nonqualified Stock Option Plan for which 500,000 common shares were reserved for issuance to officers, employees, and consultants of the Company. On January 24, 1995, 500,000 options were granted at the fair market value price of $4.625 per share.

All stock options under each of the plans have five-year terms and all options became fully vested one year after their grant date.

Stock option activity during the periods indicated is summarized below:


                                                                        1992          1992         1994
                                                                      Incentive   Nonqualified  Nonqualified
                                                                        Plan          Plan          Plan
                                                                       -------    ------------  ------------
Outstanding at June 30, 1994                                           198,584       242,416            --
Granted at $4.625 per share                                                 --            --       500,000
Exercised                                                                  222           278            --
                                                                       -------       -------       -------
Outstanding at June 30, 1995                                           198,362       242,138       500,000
Exercised                                                               74,360         8,640        11,000
                                                                       -------       -------       -------
Outstanding and exercisable at June 30, 1996                           124,002       233,498       489,000
Exercised                                                               27,833        12,556        37,500
                                                                       -------       -------       -------
Outstanding and exercisable at June 30, 1997                            96,169       220,942       451,500
                                                                       =======       =======       =======

Weighted-average exercise price, June 30, 1997 and June 30, 1996       $ 4.875       $ 4.875       $ 4.625
Weighted-average remaining contractual life                           One Year      One Year   Three Years

Available for grant at June 30, 1997                                   300,000            --            --
                                                                       =======       =======       =======


The Company applies APB Opinion No. 25 in accounting for its stock option plans as it relates to employee plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Under SFAS No. 123, options granted prior to the Company's 1996 fiscal year are not to be reflected in pro forma net earnings calculations. Since the Company has not granted any options since the beginning of the 1996 fiscal year, pro forma net earnings is not presented.

Other Stock Options

On January 24, 1995, the Board of Directors granted 100,000 options with an exercise price of $4.625 in exchange for consulting services and reserved 100,000 common shares. As of June 30, 1997, none of these options had been exercised or canceled. At June 30, 1997, the weighted-average remaining contractual life was three years.

On September 20, 1996, 45,000 options were granted pursuant to a consulting agreement at prices ranging from $9.00 to $15.00 per share. Consulting expense incurred as a result of these options was $84,000 for the year ended June 30, 1997. None of these options had been exercised as of June 30, 1997. At June 30, 1997, the weighted-average remaining contractual life was four years and the weighted-average exercise price was $12.00.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



K.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company leases part of its main facilities under leases that are classified as noncancelable operating leases.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:



          1998                  $137,306
          1999                    70,042
          2000                    60,492
          2001                    53,742
          2002                     9,228
                                --------
                                $330,810
                                ========


Rental expense totaled $169,079, $193,340, and $209,735 for the years ended June 30, 1997, 1996 and 1995, respectively. These amounts include rental charges, pursuant to a lease agreement (the related party lease) with its two principal stockholders, Marie A. LeDoux and Mark A. LeDoux, of $55,000 for the year ended June 30, 1996 and $60,000 for the year ended June 30, 1995. Amounts paid under this agreement were $100,000 and $75,000 for the years ended June 30, 1996, and 1995, respectively. Amounts owed under the agreement were $0 and $45,000 for the years ended June 30, 1996 and 1995, respectively.

In June 1996, the Company acquired certain suites within a building occupied by certain of its offices and production facilities which, up to that time, were subject to the related party lease. The lease provided for rent payable in the amount of $60,000 per year. The purchase price of the building was $545,000 which, in the opinion of management and an independent certified appraiser who evaluated the property in April 1996, represented fair market value.

During 1997 and 1996, the Company had sales of $14,812 and $1,084,290, respectively, to a company in which a key employee and beneficial owner of 1% of the stock of the Company was formerly the president and part owner. The amount receivable from this company at June 30, 1997 was $775,302, and this amount has been fully reserved because the Company has determined the account to be doubtful of collection.

The Company entered into an agreement with the father-in-law and mother-in-law of the Chief Executive Officer of the Company in December, 1991, which provides commissions on sales to a particular customer. The agreement will expire in December, 2001. The commission equals 5% of sales, and is capped at $25,000 per calendar quarter, effective January 1, 1993. Amounts paid under this agreement were $100,000 for each of the years ended June 30, 1997, 1996 and 1995, respectively. There were no amounts owed under the agreement at June 30, 1997 or 1996.

During fiscal year 1993, the Company entered into an agreement that required future minimum royalty payments over the term of the contract, which expired December 31, 1996. Amounts paid under this agreement were $154,728 and $247,898 for the years ended June 30, 1997 and 1996, respectively. Amounts owed under the agreement were $0 and $21,297 at June 30, 1997 and 1996, respectively.

Included in notes receivable are notes from the Company's Chief Executive Officer and President. The balance of the notes, including accrued interest, was $74,444 and $89,824, respectively, as of June 30, 1997 and $70,119 and $84,606, respectively, at June 30, 1996.


                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


K. COMMITMENTS AND RELATED PARTY TRANSACTIONS (continued)

Additionally, during the year ended June 30, 1997, the Company made noninterest-bearing loans to the Chairman of the Board and the President in the amount of $50,000 and $13,802, respectively, bringing the aggregate amount of such loans to $219,012. Amounts owed on these loans, which are secured by proceeds from life insurance policies on their respective lives, were $150,000 and $100,000 for the Chairman of the Board and $69,012 and $55,210 for the President at June 30, 1997 and 1996, respectively.

In August 1997, the Company entered into a 15-year lease agreement under which the lessor is to construct a build-to-suit office and manufacturing facility in Carlsbad, California. The Company plans to move its administrative offices and expand its manufacturing capacity into these premises when the building is ready for occupancy, estimated to be in the latter half of calendar 1998. Annual lease payments, which will commence upon occupancy, are $1,222,000 and are subject to annual inflation adjustments. The Company has an option to acquire the facility during the sixth year of the lease.

During fiscal year 1995, the Company's Chief Executive Officer paid $26,483 for certain expenses on behalf of the Company. Also, the Company paid commissions during the years ended June 30, 1996 and 1995 in the amounts of $6,916 and $10,800, respectively, to the Chairman of the Board.

L.  ECONOMIC DEPENDENCY

The Company had substantial sales to five separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have an adverse impact on the Company's revenues and earnings in the short-term. Sales by customer, representing 10% or more of the respective year's total sales, are shown below by industry segment.


                                          1997                           1996                       1995
                                -------------------------      -----------------------   -----------------------
                                 Sales by                       Sales by                  Sales by
          Industry Segment       Customer        %(a)           Customer         %(a)     Customer         %(a)
          ------------------    -----------   -----------      -----------  ----------   -----------     -------
Multi-level Distribution:
   Customer 1                   $17,934,985          36%       $13,616,835         29%   $ 7,125,736          19%
   Customer 2                     6,851,560          14%        13,785,211         29%    12,167,095          33%
   Customer 3                     5,936,477          12%           (b)                        (b)
   Customer 4                        (b)                           (b)                     6,441,350          17%
                                -----------    --------        -----------  ---------    -----------     -------

                                 30,723,022          62%        27,402,046        58%     25,734,181          69%
Weight Loss:
   Customer 5                        (b)                         5,364,185        11%      3,889,860          10%
                                -----------    --------        -----------  ---------    -----------     -------

            Total               $30,723,022          62%       $32,766,231        69%    $29,624,041          79%
                                ===========    ========        ===========  =========    ===========     =======

(a) Percent of total sales     (b) Sales for the year were less than 10% of
                                total sales.


Accounts receivable from these customers totaled $3,108,597 and $3,247,063 at June 30, 1997 and 1996, respectively.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


M.  CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

N. QUARTERLY DATA (unaudited)

The following is a summary of unaudited quarterly data:



                                                                   Year Ended June 30, 1997
                                          1st Quarter      2nd Quarter      3rd Quarter      4th Quarter           Total
                                          ------------     ------------     ------------     ------------      -------------
Net sales                                 $ 11,437,022     $ 12,630,234     $ 11,406,325     $ 13,970,640      $ 49,444,221
Gross profit                                 3,260,640        3,215,954        2,866,067        1,082,336        10,424,997
Net earnings (loss)                            900,373          849,292          560,637       (1,190,382)        1,119,920
Net earnings (loss) per
  common share:
Primary and fully
  diluted                                         0.16             0.15             0.10            (0.22)             0.20


                                                              Year Ended June 30, 1996
                                          1st Quarter      2nd Quarter      3rd Quarter      4th Quarter           Total
                                          ------------     ------------     ------------     ------------      -------------
Net sales                                 $ 10,353,801     $ 11,753,954     $ 12,782,137     $ 12,731,912      $ 47,621,804
Gross profit                                 2,694,215        2,900,538        3,452,817        3,392,175        12,439,745
Net earnings                                   588,890          735,396        1,005,402          892,629         3,222,317
Net earnings per
  common share:
Primary and fully
  diluted                                         0.11             0.13             0.18             0.16              0.58

                                                                     SCHEDULE II


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                             Balance at
     Allowance for           beginning                                   Balance at end
   doubtful accounts         of period        Expense      Deductions*    of period
   -----------------         ---------        -------      -----------   -------------
Year ended June 30, 1997     $  319,000     $  725,000     $   38,000     $1,006,000

Year ended June 30, 1996        215,000        245,000        141,000        319,000

Year ended June 30, 1995        116,000        112,000         13,000        215,000



  * Accounts written off


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


                                      NATURAL ALTERNATIVES INTERNATIONAL, INC.
                                                    (Registrant)


Date: September 26, 1997      By:              Mark A. LeDoux
                                 ----------------------------------------------
                                    (Mark A. LeDoux, Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                       Title                  Date
      ---------                       -----                  ----
   Marie A. LeDoux          Chairperson of the Board,        September 26, 1997
   ---------------          Secretary, and Director
  (Marie A. LeDoux)



   Mark A. LeDoux                     Chief                  September 26, 1997
   --------------              Executive Officer and
   (Mark A. LeDoux)                  Director



 William P. Spencer            President, and Chief          September 26, 1997
 ------------------             Operating Officer,
(William P. Spencer)         and Treasurer, and Chief
                           Financial Officer, and Chief
                             Accounting Officer, and
                                     Director



  William R. Kellas                  Director                September 26, 1997
 -------------------
 (William R. Kellas)


    Lee G. Weldon                    Director                September 26, 1997
  ------------------
    (Lee G. Weldon)

                                  EXHIBIT INDEX


Exhibit 11   Re: Computation of Per Share Earnings

Exhibit 23   Re: Consent of KPMG Peat Marwick LLP

Exhibit 27   Re: Financial Data Schedule