Form 10-Q
period 1997-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1997-11-12
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-15701


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



Delaware                                                            84-1007839
(State of other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                           Identification No.)


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


                                    5,431,764

      (Number of shares of common stock of the registrant outstanding as of
                                October 30, 1997)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                         September 30    June 30
                                                             1997          1997
                                                         -----------   -----------
                                                         (unaudited)
Current Assets:

   Cash and cash equivalents                             $ 2,006,149   $ 3,469,739
   Accounts receivable - less allowance for doubtful
   accounts of $232,000 at September 30, 1997 and
   $231,000 at June 30,1997                                5,662,922     6,990,121

   Accounts receivable, related party - less allowance
   for doubtful accounts of $775,000 at September 30
   and June 30,1997                                             --            --

   Inventory                                               7,071,082     5,690,850
   Tax refund receivable                                      45,209       842,209
   Notes receivable - current portion                        234,627       235,613
   Deferred income taxes                                     851,000       851,000
   Deposits                                                  219,089       322,269
   Other current assets                                      802,045       456,178
                                                         -----------   -----------

          Total Current Assets                            16,892,123    18,857,979
                                                         -----------   -----------

Property and equipment, net                                9,120,463     8,259,705
                                                         -----------   -----------

Other Assets:

   Investments                                                58,862        58,862
   Notes receivable, less current portion                    256,373       261,697
   Other noncurrent assets, net                              290,110       290,932
                                                         -----------   -----------

          Total Other Assets                                 605,345       611,491
                                                         -----------   -----------

TOTAL ASSETS                                             $26,617,931   $27,729,175
                                                         ===========   ===========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          September 30       June 30
                                                              1997            1997
                                                          ------------    ------------
                                                          (unaudited)
Current Liabilities:
   Accounts payable                                       $  5,303,885    $  6,907,998
   Current installments of long-term debt                      175,359         164,266
   Current installments of capital lease obligations            26,220          25,189
   Accrued compensation and employee benefits                  255,245         321,337
                                                          ------------    ------------

          Total Current Liabilities                          5,760,709       7,418,790

Deferred income taxes                                          487,000         487,000
Long-term debt, less current installments                    1,047,565       1,100,285
   Capital lease obligations, less current installments         15,000          23,613
                                                          ------------    ------------

          Total Liabilities                                  7,310,274       9,029,688
                                                          ------------    ------------

Stockholders' Equity:
   Preferred stock; $.01 par value; 500,000 shares
   authorized; none issued or outstanding                         --              --

   Common stock; $.01 par value; 8,000,000 shares
   authorized; issued and outstanding 5,431,764 at
   September 30, 1997 and 5,429,764 at June 30, 1997            54,318          54,298

   Additional paid-in capital                                6,685,156       6,675,426
   Retained earnings                                        12,619,433      12,021,013
   Net unrealized losses on investments                        (51,250)        (51,250)
                                                          ------------    ------------

          Total Stockholders' Equity                        19,307,657      18,699,487
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 26,617,931    $ 27,729,175
                                                          ============    ============

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)



                                                  For the Three Months Ended
                                                         September 30
                                               --------------------------------
                                                   1997                1996
                                               ------------        ------------
Net sales                                      $ 12,032,576        $ 11,437,022

Cost of goods sold                                8,871,222           8,176,382
                                               ------------        ------------

 GROSS PROFIT                                     3,161,354           3,260,640

Selling, general &
  administrative expenses                         2,206,644           1,747,915
                                               ------------        ------------

 INCOME FROM OPERATIONS                             954,710           1,512,725
                                               ------------        ------------

Other income (expense):
  Interest income                                    35,800              46,691
  Interest expense                                  (30,090)            (42,543)
  Other, net                                           --                 1,500
                                               ------------        ------------

                                                      5,710               5,648
                                               ------------        ------------

EARNINGS BEFORE
 INCOME TAXES                                       960,420           1,518,373

Income taxes                                        362,000             618,000
                                               ------------        ------------

              NET EARNINGS                     $    598,420        $    900,373
                                               ============        ============


NET EARNINGS PER COMMON SHARE:

  Primary and fully diluted                    $       0.11        $       0.16
                                               ============        ============

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                            Net
                                                                                        Unrealized
                                                             Additional                    Gains
                                        Common Stock          Paid-in       Retained    (Losses) on
                                    Shares        Amount      Capital       Earnings    Investments       Total
                                  ---------   -----------   -----------   -----------   -----------    -----------
Balance at June 30, 1997          5,429,764   $    54,298   $ 6,675,426   $12,021,013   $   (51,250)   $18,699,487

Issuance of common
stock upon exercise of
employee stock options                2,000            20         9,730          --            --            9,750



Net earnings                           --            --                       598,420          --          598,420
                                  ---------   -----------   -----------   -----------   -----------    -----------

Balance at September 30, 1997     5,431,764   $    54,318   $ 6,685,156   $12,619,433   $   (51,250)   $19,307,657
                                  =========   ===========   ===========   ===========   ===========    ===========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        For the Three Months
                                                         Ended September 30
                                                         1997          1996
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                       $   598,420    $   900,373
      Adjustments to reconcile net
      earnings to net cash provided by
      operating activities:
      Bad debt expense                                    90,000         96,621
      Tax benefit on option exercise                           0         45,900
      Depreciation and amortization                      346,234        293,026
      Loss on disposal of assets                               0          1,500
      Other                                               (5,585)        (6,704)
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                              1,237,199        (63,273)
      Inventory                                       (1,380,232)    (1,947,857)
      Deposits                                           103,180       (236,530)
      Tax refund receivable                              797,000           --
      Other assets                                      (345,044)      (176,012)
    (Decrease) increase in:
      Accounts payable                                (1,604,113)     1,271,514
      Accrued compensation and employee benefits         (66,092)       (62,031)
      Income taxes payable                                  --          124,141
                                                     -----------    -----------

      Net Cash Provided by Operating Activities         (229,033)       240,668
                                                     -----------    -----------





                                                                    (Continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)



                                                                  1997           1996
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment               $      --      $     1,250
   Capital expenditures                                        (1,206,991)      (233,107)
   Issuance of notes receivable                                    (4,625)       (26,000)
   Repayment of notes receivable                                   16,518         18,749
                                                              -----------    -----------

   Net Cash Used in Investing Activities                       (1,195,098)      (239,108)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt and capital leases              (49,209)       (69,954)

   Issuance of common stock                                         9,750        116,500
                                                              -----------    -----------

       Net Cash Provided by (Used in) Financing Activities        (39,459)        46,546
                                                              -----------    -----------

       Net Increase (Decrease) in Cash and Cash Equivalents    (1,463,590)        48,106

       Cash and Cash Equivalents at Beginning of Period         3,469,739      1,887,427
                                                              -----------    -----------

       Cash and Cash Equivalents at End of Period             $ 2,006,149    $ 1,935,533
                                                              ===========    ===========

                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Certain amounts in prior period financial statements have been reclassified to conform to the current period financial statements.


NOTE 2 - PRINCIPLES OF CONSOLIDATION


The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Millennium Health International, Inc. (formerly Pro-Lean, Inc. and prior to that Sonergy, Inc.), CellLife International, Inc. and CellLife Pharmaceuticals International, Inc. all of which had been administered and operated out of the Company's facilities. During fiscal 1997, the assets and liabilities of each of the subsidiaries were transferred to the Company and their operations were assumed by the Company. All significant intercompany accounts and transactions for the three months ended September 30, 1996 have been eliminated.


NOTE 3 - INVENTORIES



Inventories are comprised of:



                                                September 30           June 30
                                                    1997                 1997
                                                 ----------           ----------
Raw materials                                    $3,255,526           $2,747,451
Work in progress                                  3,291,898            2,598,430
Finished goods                                      523,658              344,969
                                                 ----------           ----------

                                                 $7,071,082           $5,690,850
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

The weighted average number of shares outstanding and common stock equivalents are as follows:

                                                        For the Three Months
                                                         Ended September 30
                                                        1997               1996
                                                     ---------         ---------
Primary and fully diluted                            5,675,789         5,653,956





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





                                                                    (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - STOCKHOLDERS' EQUITY (continued)

Stock option activity during the periods indicated is summarized below:


                                                             1992             1992            1994
                                                          Incentive        Nonqualified   Nonqualified
                                                             Plan             Plan            Plan
                                                           -------          -------          -------
Outstanding and exercisable at June 30, 1997                93,169          220,942          451,500
Granted at $4.625 per share                                   --               --               --
Exercised                                                     --              2,000             --
                                                           -------          -------          -------
Outstanding and exercisable at September 30, 1997           93,169          218,942          451,500
                                                           =======          =======          =======

Weighted-average exercise price, June 30, 1997
and June 30, 1996                                          $ 4.875          $ 4.875          $ 4.625
Weighted-average remaining contractual life               One Year         One Year      Three Years

Available for grant at September 30, 1997                  300,000              ---              ---
                                                           =======          =======          =======


Effective January 24, 1995, 100,000 options were granted pursuant to a consulting agreement at the fair market value price of $4.625 per share. On September 20, 1996, 45,000 options were granted pursuant to a consulting agreement at prices ranging from $9.00 to $15.00 per share. None of these options had been exercised as of September 30, 1997.



NOTE 6 - PENSION PLAN

Effective January 1, 1997, the Company adopted a defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the five years before retirement. The Company will make annual contributions to the Plan equal to the maximum amount that can be deducted for income tax purposes. For the three months ended September 30, 1997, the estimated current service cost (normal cost) and the amortized portion of the unfunded estimated accrued liability for prior service cost, using a 30-year funding period, amounted to $79,000. This amount has been accrued in the current period.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - MAJOR CUSTOMERS


The Company had substantial sales to five separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have an adverse impact on the Company's revenues and earnings in the short-term. Sales by customer, representing 10% or more of the respective period's total sales, are shown below by industry segment.



                                       Three Months Ended                 Three Months Ended
                                       September 30, 1997                 September 30, 1996
                                   ------------------------           -------------------------
                                    Sales by                          Sales by
Industry Segment                    Customer          %(a)            Customer           %(a)
---------------------------        ----------       -------           ----------        -------
Multi-level Distribution:
   Customer 1                      $4,763,331          40%            $2,637,830           23%
   Customer 2                       2,023,937          17%             2,740,933           24%
   Customer 3                       1,370,156          11%             1,481,048           13%
   Customer 4                          (b)                             1,351,063           12%
   Customer 5                       1,253,346          10%               (b)
                                   ----------         ---             ----------          ---
                                   $9,410,770          78%            $8,210,874           72%
                                   ==========         ===             ==========          ===




(a) Percent of total sales (b) Sales for the period were less than 10% of total sales.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Annual Report on Form 10-K.


RESULTS OF OPERATIONS


FIRST QUARTER OF FISCAL 1998 AND 1997

The Company's consolidated net sales for the quarter ended September 30, 1997, amounted to $12.0 million, an increase of $.6 million over the $11.4 million generated during the quarter ended September 30, 1996. The 5% increase in sales is primarily attributable to the ramping up of the Company's new tablet manufacturing facility, which helped boost sales in Asia, and sales to new customers. International sales for the quarter ended September 30, 1997, amounted to $3.6 million compared to $.3 million for the quarter ended September 30, 1996. The increases in sales from international and new customer business were partially offset by decreased sales to certain other customers.

Gross profit margins were 26.3% for the quarter ended September 30, 1997, compared to 28.5% for the quarter ended September 30, 1996. The decrease in margins was due to cost increases incurred in the fourth quarter of fiscal 1997 for certain raw materials and for subcontracted packaging.

Selling, general and administrative expenses increased as a percentage of revenues to 18.3% for the quarter ended September 30, 1997 from 15.3% for the quarter ended September 30, 1996. The increase of $459,000 was primarily due to expenses associated with the employee pension plan, which was adopted on January 1, 1997, and higher depreciation and other start-up expenses connected with the new tablet manufacturing facility.

Net earnings for the quarter ended September 30, 1997, amounted to $.6 million, a $.3 million decrease from the $.9 million in net earnings produced for the quarter ended September 30, 1996. The decrease in net earnings was due primarily to the decline in gross profit margins and the increase in selling, general and administrative expenses discussed above.

Earnings per share for the quarter ended September 30, 1997, was $.11 compared to $.16 for the quarter ended September 30, 1996. The decrease was due to the reasons discussed above.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1997, the Company had working capital of $11,298,000 compared to $11,439,000 as of June 30, 1997. Decreases in cash and cash equivalents and accounts receivable were offset by an increase in inventories and a decrease in accounts payable. Inventory levels at September 30, 1997, compared to sales, increased moderately relative to historical levels, due principally to increased stocking for fulfillment of an increased sales order backlog.

The Company has purchase commitments approximating $600,000 for additional production equipment that is expected to be placed in service in the second quarter of fiscal 1998. These expenditures are expected to be funded from cash flow from operating activities.

The Company believes it has sufficient sources of funds to finance its ongoing operations and meet its capital asset purchases, as well as future growth through a combination of internally generated cash flow, revolving lines of credit and equipment financing. The Company has revolving line of credit agreements permitting borrowings up to $3,000,000, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate. The bank's prime rate at September 30, 1997 was 8.5%. The lines of credit expire on December 5, 1997; management expects such lines to be renewed in the normal course of business. The company had no borrowings at September 30, 1997, or at June 30, 1997, under these credit lines.

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


ITEM 5. OTHER INFORMATION


None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits: The following exhibits are filed herewith:


 11.0. Computation of weighted average common shares outstanding.

 27.0. Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATURAL ALTERNATIVES INTERNATIONAL, INC.





 MARK A. LE DOUX                                     Date:  November 12, 1997
-------------------------------
Mark A. Le Doux
Chief Executive Officer




 WILLIAM P. SPENCER                                  Date:  November 12, 1997
-------------------------------
William P. Spencer
President