Form 10-Q
period 1997-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1998-02-13
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-15701


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



Delaware                                              84-1007839
--------                                              ----------
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


                                    5,483,764

       (Number of shares of common stock of the registrant outstanding as of January 31, 1998)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                              December 31         June 30
                                                                  1997             1997
                                                              -----------       -----------
                                                              (unaudited)
Current Assets:

      Cash and cash equivalents                               $ 3,285,292       $ 3,469,739

      Accounts receivable - less allowance for doubtful
      accounts of $1,185,000 at December 31, 1997 and
      $1,006,000 at June 30, 1997                               6,778,760         6,990,121

      Inventories                                               8,185,634         5,690,850
      Tax refund receivable                                          --             842,209
      Notes receivable - current portion                          220,442           235,613
      Prepaid expenses                                            698,422           404,899
      Deferred income taxes                                       851,000           851,000
      Deposits                                                     78,343           322,269
      Other current assets                                         27,587            51,279
                                                              -----------       -----------

             Total Current Assets                              20,125,480        18,857,979
                                                              -----------       -----------

Property and equipment, net                                     9,261,122         8,259,705
                                                              -----------       -----------

Other Assets:

      Investments                                                  58,862            58,862
      Notes receivable, less current portion                      248,360           261,697
      Other noncurrent assets, net                                345,442           290,932
                                                              -----------       -----------

             Total Other Assets                                   652,664           611,491
                                                              -----------       -----------

TOTAL ASSETS                                                  $30,039,266       $27,729,175
                                                              ===========       ===========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               December 31           June 30
                                                                  1997                 1997
                                                              ------------        ------------
                                                              (unaudited)
Current Liabilities:
      Accounts payable                                        $  7,369,433        $  6,907,998
      Current installments of long-term debt                        44,819             164,266
      Current installments of capital lease obligations             26,863              25,189
      Accrued compensation and employee benefits                   185,066             321,337
                                                              ------------        ------------

             Total Current Liabilities                           7,626,181           7,418,790

Deferred income taxes                                              487,000             487,000
Long-term debt, less current installments                        1,000,905           1,100,285
Capital lease obligations, less current installments                 9,750              23,613
                                                              ------------        ------------

             Total Liabilities                                   9,123,836           9,029,688
                                                              ------------        ------------

Stockholders' Equity:
      Preferred stock; $.01 par value; 500,000 shares
      authorized; none issued or outstanding                          --                  --

      Common stock; $.01 par value; 8,000,000 shares
      authorized; issued and outstanding 5,465,764 at
      December 31, 1997 and 5,429,764 at June 30, 1997              54,658              54,298

      Additional paid-in capital                                 6,929,566           6,675,426
      Retained earnings                                         13,982,456          12,021,013
      Net unrealized losses on investments                         (51,250)            (51,250)
                                                              ------------        ------------

             Total Stockholders' Equity                         20,915,430          18,699,487
                                                              ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 30,039,266        $ 27,729,175
                                                              ============        ============

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)



                                     For the Six Months Ended         For the Three Months Ended
                                            December 31                       December 31
                                  -----------------------------     -----------------------------
                                       1997             1996            1997             1996
                                  ------------     ------------     ------------     ------------
Net sales                         $ 28,329,917     $ 24,067,255     $ 16,297,341     $ 12,630,234

Cost of goods sold                  20,726,002       17,590,661       11,854,780        9,414,280
                                  ------------     ------------     ------------     ------------

 GROSS PROFIT                        7,603,915        6,476,594        4,442,561        3,215,954

Selling, general &
  administrative expenses            4,391,977        3,571,529        2,185,333        1,823,613
                                  ------------     ------------     ------------     ------------

 INCOME FROM OPERATIONS              3,211,938        2,905,065        2,257,228        1,392,341
                                  ------------     ------------     ------------     ------------

Other income (expense):
  Interest income                       91,068           84,551           55,268           37,860
  Interest expense                     (58,386)         (77,102)         (28,296)         (34,560)
  Other, net                           (52,177)          (8,849)         (52,177)         (10,349)
                                  ------------     ------------     ------------     ------------
                                       (19,495)          (1,400)         (25,205)          (7,049)
                                  ------------     ------------     ------------     ------------

EARNINGS BEFORE
 INCOME TAXES                        3,192,443        2,903,665        2,232,023        1,385,292

Income taxes                         1,231,000        1,154,000          869,000          536,000
                                  ------------     ------------     ------------     ------------

              NET EARNINGS        $  1,961,443     $  1,749,665     $  1,363,023     $    849,292
                                  ============     ============     ============     ============


NET EARNINGS PER COMMON SHARE:

   Basic                          $       0.36     $       0.33     $       0.25     $       0.16
                                  ============     ============     ============     ============

   Diluted                        $       0.35     $       0.31     $       0.24     $       0.15
                                  ============     ============     ============     ============

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                   (Unaudited)




                                                                                               Net
                                                                                            Unrealized
                                       Common Stock            Additional                      Gains
                               ---------------------------      Paid-in       Retained       (Losses) on
                                  Shares         Amount         Capital       Earnings       Investments       Total
                               ------------   ------------   ------------   ------------    ------------    ------------
Balance at June 30, 1997          5,429,764      $54,298       $6,675,426    $12,021,013      $(51,250)      $18,699,487

Issuance of common
stock upon exercise of
employee stock options               36,000          360          202,640             --            --           203,000

Income tax benefit from
stock options                            --           --           51,500             --            --            51,500

Net earnings                             --           --               --      1,961,443            --         1,961,443
                               ------------      -------       ----------    -----------      --------      ------------

Balance at December 31, 1997      5,465,764      $54,658       $6,929,566    $13,982,456      $(51,250)     $ 20,915,430
                               ============      =======       ==========    ===========      ========      ============

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                         For the Six Months
                                                                         Ended December 31
                                                                       1997           1996
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                  $ 1,961,443    $ 1,749,665
     Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
           Bad debt expense                                            180,000        126,621
           Tax benefit on option exercise                               51,500         60,800
           Depreciation and amortization                               721,536        615,323
           Deferred income taxes                                            --        (95,000)
           (Gain) Loss on disposal of assets                            52,177         (9,099)
           Other                                                       (14,206)       (14,006)
     Changes in operating assets and liabilities:
       (Increase) decrease in:
           Accounts receivable                                          31,361        (64,954)
           Inventories                                              (2,494,784)      (524,931)
           Prepaid expenses                                           (293,523)        66,714
           Deposits                                                    243,926       (175,651)
           Tax refund receivable                                       842,209             --
           Prepaid income taxes                                        (51,845)      (159,601)
           Other assets                                                 21,029        (18,263)
       (Decrease) increase in:
           Accounts payable                                            461,435      1,246,073
           Accrued compensation and employee benefits                 (136,271)        47,238
           Income taxes payable                                             --       (520,246)
                                                                   -----------    -----------

     Net Cash Provided by Operating Activities                       1,575,987      2,330,683
                                                                   -----------    -----------

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)



                                                               1997          1996
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment          $    65,000    $        --
     Investment in affiliated company                               --       (200,000)
     Capital expenditures                                   (1,840,129)    (1,012,823)
     Issuance of notes receivable                               (4,625)       (72,184)
     Repayment of notes receivable                              47,337         30,368
     Other                                                          --         (2,027)
                                                           -----------    -----------

     Net Cash Used in Investing Activities                  (1,732,417)    (1,256,666)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt and capital leases            (231,017)      (113,754)
     Issuance of common stock                                  203,000        191,825
     Borrowings on line of credit                                   --        443,959
                                                           -----------    -----------

     Net Cash Provided by (Used in) Financing Activities       (28,017)       522,030
                                                           -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents          (184,447)     1,596,047

Cash and Cash Equivalents at Beginning of Period             3,469,739      1,887,427
                                                           -----------    -----------

Cash and Cash Equivalents at End of Period                 $ 3,285,292    $ 3,483,474
                                                           ===========    ===========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997. The results of operations for the periods ended December 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Certain amounts in prior period financial statements have been reclassified to conform to the current period financial statements.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Millennium Health International, Inc. (formerly Pro-Lean, Inc. and prior to that Sonergy, Inc.), CellLife International, Inc. and CellLife Pharmaceuticals International, Inc. all of which had been administered and operated out of the Company's facilities. During fiscal 1997, the assets and liabilities of each of the subsidiaries were transferred to the Company and the Company assumed their operations. All significant intercompany accounts and transactions for the three months and six months ended December 31, 1996 have been eliminated.


NOTE 3 - INVENTORIES

Inventories are comprised of:



                                      December 31         June 30
                                         1997              1997
                                      ----------       ----------
               Raw materials          $3,104,811       $2,747,451
               Work in progress        4,357,352        2,598,430
               Finished goods            723,471          344,969
                                      ----------       ----------
                                      $8,185,634       $5,690,850
                                      ==========       ==========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NET EARNINGS PER SHARE

Pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), financial statements for periods ending after December 15, 1997 must reflect basic earnings per share and diluted earnings per share as defined. Accordingly, basic earnings per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares outstanding during the period plus the dilutive effects of common shares contingently issuable from stock options. Prior period amounts have been restated to conform to SFAS No. 128. Common stock options are excluded from the computation of net earnings per share if their effect is anti-dilutive.

Basic and diluted earnings per share have been calculated as follows:



                                       For the three months ended                 For the six months ended
                                            December 31, 1997                         December 31, 1997
                              ------------------------------------------- --------------------------------------
                                                  Weighted                               Weighted
                                                   Average                                Average
                                    Earnings       Shares       Per-Share   Earnings      Shares       Per-Share
                                  (Numerator)   (Denominator)     Amount  (Numerator)  (Denominator)     Amount
                                  -----------   -------------   --------- -----------  -------------   ---------
BASIC EARNINGS PER SHARE

  Net earnings                    $1,363,023      5,442,644     $   0.25  $1,961,443      5,438,780     $   0.36

EFFECT OF DILUTIVE SECURITIES
  Stock options                                     239,781                                 229,374

DILUTED EARNINGS PER SHARE
  Net earnings available to
  common stockholders
  plus assumed
                                  ----------      ---------     --------  ----------      ---------     --------
  conversions                     $1,363,023      5,682,425     $   0.24  $1,961,443      5,668,154     $   0.35
                                  ==========      =========     ========  ==========      =========     ========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NET EARNINGS PER SHARE (continued)



                                        For the three months ended                  For the six months ended
                                               December 31, 1996                          December 31, 1996
                                -----------------------------------------  ------------------------------------------
                                                 Weighted                                   Weighted
                                                 Average                                     Average
                                  Earnings        Shares      Per-Share      Earnings        Shares        Per-Share
                                 (Numerator)   (Denominator)   Amount     (Numerator)    (Denominator)      Amount
                                 -----------   -------------  ---------     -----------  ---------------   ---------
BASIC EARNINGS PER SHARE
    Net earnings                  $  849,292     5,388,071     $ 0.16       $1,749,665       5,381,217       $0.33

EFFECT OF DILUTIVE SECURITIES
    Stock options                                  238,443                                     260,375

DILUTED EARNINGS PER SHARE
    Net earnings available to
    common stockholders plus
    assumed conversions
                                  ==========     =========     ======       ==========       =========       =====
                                  $  849,292     5,626,514     $ 0.15       $1,749,665       5,641,592       $0.31
                                  ==========     =========     ======       ==========       =========       =====




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

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - STOCKHOLDERS' EQUITY (continued)

Stock option activity during the periods indicated is summarized below:




                                                                 1992                 1992                  1994
                                                               Incentive          Nonqualified           Nonqualified
                                                                 Plan                 Plan                  Plan
                                                               ---------          ------------           ------------
Outstanding and exercisable at June 30, 1997                    96,169               220,942               451,500
Exercised                                                       13,445                12,555                10,000
                                                               -------               -------               -------
Outstanding and exercisable at December 31, 1997                82,724               208,387               441,500
                                                               =======               =======               =======

Weighted-average exercise price,
June 30, 1997 and December 31, 1997                            $ 4.875               $ 4.875               $ 4.625
Weighted-average remaining contractual life                   One Year              One Year           Three Years

Available for grant at December 31, 1997                       300,000                    --                    --
                                                               =======               =======               =======



Effective January 24, 1995, 100,000 options were granted pursuant to a consulting agreement at the fair market value price of $4.625 per share. On September 20, 1996, 45,000 options were granted pursuant to a consulting agreement at prices ranging from $9.00 to $15.00 per share. None of these options had been exercised as of December 31, 1997.


NOTE 6 - PENSION PLAN

Effective January 1, 1997, the Company adopted a defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the five years before retirement. The Company will make annual contributions to the Plan equal to the maximum amount that can be deducted for income tax purposes. For the three months and six months ended December 31, 1997, the estimated current service cost (normal cost) and the amortized portion of the unfunded estimated accrued liability for prior service cost, using a 30-year funding period, amounted to $117,000 and $234,000, respectively. This amount has been accrued in the current period.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - MAJOR CUSTOMERS


The Company had substantial sales to four separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have an adverse impact on the Company's revenues and earnings in the short-term. Sales by customer, representing 10% or more of the respective period's total sales, are shown below by industry segment.



                           Three Months Ended        Three Months Ended           Six Months Ended        Six Months Ended
                            December 31, 1997         December 31, 1996          December 31, 1997        December 31, 1996
                           -------------------    ----------------------     -------------------------   --------------------
    Industry Segment         Sales by                Sales by                  Sales by                     Sales by
                             Customer    %(a)        Customer      %(a)        Customer        %(a)         Customer     %(a)
-------------------------  -----------   -----      -----------    -----      -----------   --------      ------------   -----
Multi-level Distribution:
   Customer 1              $ 6,203,914    38%       $ 4,708,187     37%       $10,967,245       39%       $ 7,346,017     31%
   Customer 2                3,402,785    21%         2,137,216     17%         5,426,722       19%         4,878,149     20%
   Customer 3                1,551,380    10%            (b)                    2,921,536       10%            (b)
   Customer 4                   (b)                   1,750,034     14%            (b)                      3,101,097     13%
                           -----------   ---        -----------    ---        -----------      ---        -----------    ---
                           $11,158,079    69%       $ 8,595,437     68%       $19,315,503       68%       $15,325,263     64%
                           ===========   ===        ===========    ===        ===========      ===        ===========    ===


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


RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 1998 AND 1997

The Company's consolidated net sales for the quarter ended December 31, 1997, amounted to $16.3 million, an increase of $3.7 million over the $12.6 million generated during the quarter ended December 31, 1996. The 29% increase in sales is evenly divided between sales to existing customers and sales to new customers. International sales for the quarter ended December 31, 1997, amounted to $4.3 million compared to $.5 million for the quarter ended December 31, 1996. The increase in international sales is primarily from expansion into foreign markets by existing customers.

Gross profit margins were 27.3% for the quarter ended December 31, 1997, compared to 25.5% for the quarter ended December 31, 1996. The increase in margins was due to manufacturing cost efficiencies.

Selling, general and administrative expenses decreased as a percentage of net sales to 13.4% for the quarter ended December 31, 1997 from 14.4% for the quarter ended December 31, 1996. Selling, general and administrative expenses increased from $1.8 million in 1996 to $2.2 million in 1997. The increase was primarily due to expenses associated with the employee pension plan, which was adopted on January 1, 1997, and higher depreciation and other expenses connected with the start-up of the new tablet manufacturing facility.

Net earnings for the quarter ended December 31, 1997, amounted to $1.4 million, a $.6 million increase from the $.8 million in net earnings produced for the quarter ended December 31, 1996. The increase in net earnings was due primarily to the growth in gross profit partially offset by the increase in selling, general and administrative expenses discussed above.

Diluted earnings per share for the quarter ended December 31, 1997, was $.24 compared to $.15 for the quarter ended December 31, 1996. The increase was due to the reasons discussed above.


SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

The Company's consolidated net sales for the six months ended December 31, 1997, amounted to $28.3 million, an increase of $4.2 million over the $24.1 million generated during the six months ended December 31, 1996. The 18% increase in sales is primarily attributable to sales to new customers. International sales for the six months ended December 31, 1997, amounted to $8.0 million compared to $.8 million for the six months ended December 31, 1996. The increase in international sales is primarily from expansion into foreign markets by existing customers.

Gross profit margins were 26.8% for the six months ended December 31, 1997, compared to 26.9% for the six months ended December 31, 1996.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

Selling, general and administrative expenses increased as a percentage of net sales to 15.5% for the six months ended December 31, 1997 from 14.8% for the six months ended December 31, 1996. Selling, general and administrative expenses increased from $3.6 million in 1996 to $4.4 million in 1997. The increase was primarily due to expenses associated with the employee pension plan, which was adopted on January 1, 1997, and higher depreciation and other expenses connected with the start-up of the new tablet manufacturing facility.

Net earnings for the six months ended December 31, 1997, amounted to $2.0 million, a $.2 million increase from the $1.8 million in net earnings for the six months ended December 31, 1996. The increase in net earnings was due primarily to the growth in gross profit margins partially offset by the increase in selling, general and administrative expenses discussed above.

Diluted earnings per share for the six months ended December 31, 1997, was $.35 compared to $.31 for the six months ended December 31, 1996. The increase was due to the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had working capital of $12,499,000 compared to $11,439,000 as of June 30, 1997. An increase in inventories was offset by decreases in cash and cash equivalents and accounts receivable and an increase in accounts payable and income taxes payable. Inventory levels at December 31, 1997, compared to sales, increased moderately relative to historical levels, due principally to increased stocking for fulfillment of an increased sales order backlog.

The Company has purchase commitments approximating $650,000 for additional production equipment that is expected to be placed in service in the third quarter. These expenditures are expected to be funded from cash flow from operating activities.

The Company believes it has sufficient sources of funds to finance its ongoing operations and meet its capital asset purchases, as well as future growth through a combination of internally generated cash flow, revolving lines of credit and equipment financing. The Company has revolving line of credit agreements permitting borrowings up to $3,000,000, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate. The bank's prime rate at December 31, 1997 was 8.5%. The lines of credit expire in January 1999. The company had no borrowings outstanding at December 31, 1997, or at June 30, 1997, under these credit lines.

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

ITEM 2. CHANGES IN SECURITIES

During the quarter ended December 31, 1997, 34,000 common shares were issued pursuant to employee stock option exercises.


ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on December 12, 1997. The following matters were voted upon at the meeting:


                                                         Votes for         Votes Against        Abstentions
Election of Mark A. LeDoux as director                   4,833,161                                27,715

Confirm KPMG Peat Marwick LLP as the Company's
Independent auditors for the fiscal year ending
June 30, 1998                                            4,847,299             12,398              1,179


Mark A. LeDoux was elected to continue serving as a director of the Company until the 2000 Annual Meeting of Stockholders. Others whose term of office as a director continued after the meeting include Marie A. LeDoux, William P. Spencer, William R. Kellas, and Lee G. Weldon.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed herewith:
 .

 27.0. Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATURAL ALTERNATIVES INTERNATIONAL, INC.





 MARK A. LE DOUX                                   Date:  February 11, 1998
-----------------

Mark A. Le Doux
Chief Executive Officer




 WILLIAM P. SPENCER                                Date:  February 11, 1998
 ------------------

William P. Spencer
President