Form 10-Q
period 1998-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1998-05-14
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-15701


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



          Delaware                                             84-1007839
(State of other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

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

Yes   [X]         No     [ ]



                                    5,724,542

      (Number of shares of common stock of the registrant outstanding as of
                                 April 30,1998)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                               March 31            June 30
                                                                 1998                1997
                                                              -----------        -----------
                                                              (unaudited)
Current Assets:

     Cash and cash equivalents                                $ 3,399,360        $ 3,469,739

     Accounts receivable - less allowance for doubtful
     accounts of $1,234,000 at March 31, 1998 and
     $1,006,000 at June 30, 1997                               10,010,074          6,990,121

     Inventories                                                8,724,835          5,690,850
     Tax refund receivable                                             --            842,209
     Notes receivable - current portion                           392,573            235,613
     Prepaid expenses                                             599,995            404,899
     Deferred income taxes                                      1,616,000            851,000
     Deposits                                                     273,371            322,269
     Other current assets                                         243,794             51,279
                                                              -----------        -----------

            Total Current Assets                               25,260,002         18,857,979
                                                              -----------        -----------

Property and equipment, net                                     9,844,611          8,259,705
                                                              -----------        -----------

Other Assets:

     Investments                                                   58,862             58,862
     Notes receivable, less current portion                        77,348            261,697
     Other noncurrent assets, net                                 349,062            290,932
                                                              -----------        -----------

            Total Other Assets                                    485,272            611,491
                                                              -----------        -----------

TOTAL ASSETS                                                  $35,589,885        $27,729,175
                                                              ===========        ===========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31              June 30
                                                                    1998                 1997
                                                                ------------         ------------
                                                                 (unaudited)
Current Liabilities:
       Accounts payable                                         $  8,292,952         $  6,907,998
       Current installments of long-term debt                         45,705              164,266
       Current installments of capital lease obligations               7,583               25,189
       Income taxes payable                                          323,749                   --
       Accrued compensation and employee benefits                    316,646              321,337
                                                                ------------         ------------

              Total Current Liabilities                            8,986,635            7,418,790

Deferred income taxes                                                431,000              487,000
Long-term debt, less current installments                          1,011,842            1,100,285
Capital lease obligations, less current installments                      --               23,613
                                                                ------------         ------------

              Total Liabilities                                   10,429,477            9,029,688
                                                                ------------         ------------

Stockholders' Equity:
       Preferred stock; $.01 par value; 500,000 shares
       authorized; none issued or outstanding                             --                   --

       Common stock; $.01 par value; 8,000,000 shares
       authorized; issued and outstanding 5,723,986 at
       March 31, 1998 and 5,429,764 at June 30, 1997                  57,240               54,298

       Additional paid-in capital                                  9,348,233            6,675,426
       Retained earnings                                          15,806,185           12,021,013
       Net unrealized losses on investments                          (51,250)             (51,250)
                                                                ------------         ------------

              Total Stockholders' Equity                          25,160,408           18,699,487
                                                                ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 35,589,885         $ 27,729,175
                                                                ============         ============

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                          For the Nine Months Ended                For the Three Months Ended
                                                  March 31                                  March 31
                                      ---------------------------------         ---------------------------------
                                          1998                 1997                 1998                 1997
                                      ------------         ------------         ------------         ------------
Net sales                             $ 47,290,172         $ 35,473,581         $ 18,960,255         $ 11,406,325

Cost of goods sold                      34,463,007           26,130,920           13,737,005            8,540,258
                                      ------------         ------------         ------------         ------------

 GROSS PROFIT                           12,827,165            9,342,661            5,223,250            2,866,067

Selling, general &
  administrative expenses                6,638,910            5,508,856            2,246,932            1,937,328
                                      ------------         ------------         ------------         ------------

 INCOME FROM OPERATIONS                  6,188,255            3,833,805            2,976,318              928,739
                                      ------------         ------------         ------------         ------------

Other income (expense):
  Interest income                          141,693              127,334               50,625               42,788
  Interest expense                         (85,347)            (111,992)             (26,961)             (34,890)
  Other, net                               (44,429)              (8,845)               7,747                   --
                                      ------------         ------------         ------------         ------------

                                            11,917                6,497               31,411                7,898
                                      ------------         ------------         ------------         ------------

EARNINGS BEFORE
 INCOME TAXES                            6,200,172            3,840,302            3,007,729              936,637

Income taxes                             2,415,000            1,530,000            1,184,000              376,000
                                      ------------         ------------         ------------         ------------

              NET EARNINGS            $  3,785,172         $  2,310,302         $  1,823,729         $    560,637
                                      ============         ============         ============         ============


NET EARNINGS PER COMMON SHARE:

   Basic                              $       0.69         $       0.43         $       0.33         $       0.10
                                      ============         ============         ============         ============

   Diluted                            $       0.66         $       0.41         $       0.31         $       0.10
                                      ============         ============         ============         ============

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                                             Net
                                                                                         Unrealized
                                                            Additional                      Gains
                                   Common Stock              Paid-in       Retained      (Losses) on
                               Shares         Amount         Capital       Earnings      Investments        Total
                             -----------    -----------    -----------    -----------    -----------     -----------
Balance at June 30, 1997       5,429,764    $    54,298    $ 6,675,426    $12,021,013    ($   51,250)    $18,699,487

Issuance of common
stock upon exercise
of employee stock
options                          294,222          2,942      1,432,307             --             --       1,435,249

Income tax benefit
from stock options                    --             --      1,240,500             --             --       1,240,500

Net earnings                          --             --             --      3,785,172             --       3,785,172
                             -----------    -----------    -----------    -----------    -----------     -----------

Balance at March 31, 1998      5,723,986    $    57,240    $ 9,348,233    $15,806,185    ($   51,250)    $25,160,408
                             ===========    ===========    ===========    ===========    ===========     ===========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Nine Months
                                                                      Ended March 31
                                                                 1998                1997
                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                            $ 3,785,172         $ 2,310,302
      Adjustments to reconcile net
      earnings to net cash provided by
      operating activities:
            Bad debt expense                                      270,000             141,621
            Tax benefit on option exercise                      1,240,500              85,600
            Depreciation and amortization                       1,117,273             942,429
            Deferred income taxes                                (821,000)            (95,000)
            (Gain) Loss on disposal of assets                      52,177              (9,099)
            Other                                                 (20,943)            (19,713)
      Changes in operating assets and liabilities:
        (Increase) decrease in:
            Accounts receivable                                (3,289,953)          1,038,821
            Inventories                                        (3,033,985)         (2,564,024)
            Prepaid expenses                                     (195,096)                  0
            Deposits                                               48,898            (152,341)
            Tax refund receivable                                 842,209                  --
            Prepaid income taxes                                  (51,845)                  0
            Other assets                                         (198,799)           (159,838)
        (Decrease) increase in:
            Accounts payable                                    1,325,245           1,671,532
            Accrued compensation and employee benefits             (4,691)            (33,875)
            Income taxes payable                                  323,749            (380,647)
                                                              -----------         -----------

      Net Cash Provided by Operating
      Activities                                                1,440,756           2,775,768
                                                              -----------         -----------

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART 1 - FINANCIAL INFORMATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                        For the Nine Months
                                                           Ended March 31
                                                      1998                1997
                                                   -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property and
      equipment                                    $    65,000         $        --
      Receivable from affiliated company                    --            (200,000)
      Capital expenditures                          (2,819,355)         (1,586,063)
      Issuance of notes receivable                      (4,625)            (82,409)
      Repayment of notes receivable                     55,942              88,948
      Other                                              4,879             (47,716)
                                                   -----------         -----------

      Net Cash Used in Investing Activities         (2,698,159)         (1,827,240)
                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term debt and
      capital leases                                  (248,225)           (178,536)
      Issuance of common stock                       1,435,249             273,575
      Borrowings on line of credit                          --             350,000
                                                   -----------         -----------

      Net Cash Provided by
      Financing Activities                           1,187,024             445,039
                                                   -----------         -----------

Net Increase (Decrease) in Cash and
Cash Equivalents                                       (70,379)          1,393,567

Cash and Cash Equivalents at
Beginning of Period                                  3,469,739           1,887,427
                                                   -----------         -----------

Cash and Cash Equivalents at End of
 Period                                            $ 3,399,360         $ 3,280,994
                                                   ===========         ===========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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


NOTE 3 - INVENTORIES

                                               March 31                June 30
                                                 1998                    1997
                                              ----------              ----------
Raw materials                                 $3,901,218              $2,747,451
Work in progress                               4,427,071               2,598,430
Finished goods                                   396,546                 344,969
                                              ----------              ----------

                                              $8,724,835              $5,690,850
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

                                      For the three months ended                 For the nine months ended
                                             March 31, 1998                            March 31, 1998
                                 --------------------------------------   ---------------------------------------
                                                Weighted                                  Weighted
                                                 Average        Per                        Average        Per
                                  Earnings       Shares        Share       Earnings        Shares        Share
                                 (Numerator)  (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                 -----------  -------------  ----------   -----------   -------------  ----------
BASIC EARNINGS PER SHARE
   Net earnings                  $1,823,729     5,566,956    $     0.33    $3,785,172     5,481,539    $     0.69

EFFECT OF DILUTIVE SECURITIES
   Stock options                                  352,963                                   270,877

                                 ----------    ----------    ----------    ----------    ----------    ----------
DILUTED EARNINGS PER SHARE       $1,823,729     5,919,919    $     0.31    $3,785,172     5,752,416    $     0.66
                                 ==========    ==========    ==========    ==========    ==========    ==========

                                        For the three months ended              For the nine months ended
                                             March 31, 1997                           March 31, 1997
                                 --------------------------------------   ---------------------------------------
                                               Weighted                                   Weighted
                                                Average         Per                        Average        Per
                                  Earnings      Shares         Share       Earnings        Shares        Share
                                 (Numerator)  (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                 -----------  -------------  ----------   -----------   -------------  ----------
BASIC EARNINGS PER SHARE
   Net earnings                  $  560,637     5,398,925    $     0.10    $2,310,302     5,385,224    $     0.43

EFFECT OF DILUTIVE SECURITIES
   Stock options                                  267,388                                   260,882

                                 ----------    ----------    ----------    ----------    ----------    ----------
DILUTED EARNINGS PER SHARE       $  560,637     5,666,313    $     0.10    $2,310,302     5,646,106    $     0.41
                                 ==========    ==========    ==========    ==========    ==========    ==========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - STOCKHOLDERS' EQUITY

Effective June 5, 1992, the Company adopted the 1992 Incentive Stock Option Plan for which 500,000 common shares have been reserved for issuance to officers, directors, and key employees of the Company. The plan provides that no option may be granted at an exercise price less than the fair market value of the common stock of the Company on the date of grant. On September 9, 1993, 200,000 options were granted at the fair market value price of $4.875 per share. On March 10, 1998, 300,000 options were granted at the fair market value price of $10.50 per share.

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

All stock options under each of the plans have five-year terms and all options became fully vested one year after their grant date. On March 10, 1998, the Board of Directors extended the term within which to exercise options under the 1992 Incentive Stock Option Plan by two years.

Stock option activity during the periods indicated is summarized below:

                                                        1992             1992             1994
                                                      Incentive      Nonqualified     Nonqualified
                                                        Plan             Plan             Plan
                                                    -------------   -------------    -------------
Outstanding and exercisable at June 30, 1997            96,169          220,942          451,500
Granted                                                300,000               --               --
Exercised                                               38,332          139,556          116,334
                                                       -------          -------          -------
Outstanding and exercisable at March 31, 1998          357,837           81,386          335,166
                                                       =======          =======          =======

Weighted-average exercise price-
June 30, 1997                                          $ 4.875          $ 4.875          $ 4.625
March 31, 1998                                         $ 9.591          $ 4.875          $ 4.625
Weighted-average remaining contractual life         Five Years         One Year      Three Years

Available for grant at March 31, 1998                       --               --               --
                                                       =======          =======          =======


Effective January 24, 1995, 100,000 options were granted pursuant to a consulting agreement at the fair market value price of $4.625 per share. On September 20, 1996, 45,000 options were granted pursuant to a consulting agreement at prices ranging from $9.00 to $15.00 per share. None of these options had been exercised as of March 31, 1998.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - PENSION PLAN

Effective January 1, 1997, the Company adopted a defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the five years before retirement. The Company will make annual contributions to the Plan equal to the maximum amount that can be deducted for income tax purposes. For the three months and nine months ended March 31, 1998, the estimated current service cost (normal cost) and the amortized portion of the unfunded estimated accrued liability for prior service cost, using a 30-year funding period, amounted to $78,000 and $312,000, respectively. This amount has been accrued in the current period.



NOTE 7 - MAJOR CUSTOMERS

The Company had substantial sales to five separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have an adverse impact on the Company's revenues and earnings in the short-term. Sales by customer, representing 10% or more of the respective period's total sales, are shown below by industry segment.



                              Three Months Ended         Three Months Ended         Nine Months Ended         Nine Months Ended
                                 March 31, 1998            March 31, 1997            March 31, 1998             March 31, 1997
                           -------------------------  ------------------------- -------------------------- -------------------------
     Industry Segment      Sales by Customer  %(a)    Sales by Customer  %(a)   Sales by Customer   %(a)   Sales by Customer  %(a)
-------------------------  -----------------  ------  -----------------  ------ -----------------   ------ -----------------  ------
Multi-level Distribution:
   Customer 1                   $7,667,015       40%       $5,527,135       48%     $18,634,260        39%     $12,873,152       36%
   Customer 2                    2,575,031       14%        1,280,611       11%       8,001,753        17%       6,158,760       17%
   Customer 3                    (b)                        1,708,915       15%       (b)                        (b)
   Customer 4                    (b)                        (b)                       (b)                        3,581,245       10%
                           ----------------   ------  ----------------  ------- ----------------   ------- ----------------  -------

                                10,242,046       54%        8,516,661       74%      26,636,013        56%      22,613,157       63%

Retail:
   Customer 5                    2,127,283       11%        (b)                       (b)                        (b)
                           ----------------   ------  ----------------  ------- ----------------   ------- ----------------  -------

                               $12,369,329       65%       $8,516,661       74%     $26,636,013        56%     $22,613,157       63%
                           ================   ======  ================  ======= ================   ======= ================  =======

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


RESULTS OF OPERATIONS


THIRD QUARTER OF FISCAL 1998 AND 1997

The Company's consolidated net sales for the quarter ended March 31, 1998, amounted to $19.0 million, an increase of $7.6 million over the $11.4 million generated during the quarter ended March 31, 1997. Approximately two-thirds of the 66% increase in sales came from sales to new customers and the balance from existing customers. International sales for the quarter ended March 31, 1998, amounted to $2.6 million compared to $.5 million for the quarter ended March 31, 1997. The increase in international sales is primarily from expansion into foreign markets by existing customers.

Gross profit margins were 27.5% for the quarter ended March 31, 1998, compared to 25.1% for the quarter ended March 31, 1997. The increase in margins was due to purchasing cost efficiencies.

Selling, general and administrative expenses decreased as a percentage of revenues to 11.9% for the quarter ended March 31, 1998 from 17.0% for the quarter ended March 31, 1997. This decrease is due to the 66% increase in sales noted above while selling, general and administrative expenses, which for the most part, are fixed, increased by 16% from $1.9 million in 1997 to $2.2 million in 1998.

Net earnings for the quarter ended March 31, 1998, amounted to $1.8 million, a $1.2 million increase from the $.6 million in net earnings produced for the quarter ended March 31, 1997. The increase in net earnings was due primarily to increased sales and improved gross profit margins partially offset by the increase in selling, general and administrative expenses discussed above.

Diluted earnings per share for the quarter ended March 31, 1998, was $.31 compared to $.10 for the quarter ended March 31, 1997. The increase was due to the reasons discussed above.

NINE MONTHS ENDED MARCH 31, 1998 AND 1997

The Company's consolidated net sales for the nine months ended March 31, 1998, amounted to $47.3 million, an increase of $11.8 million over the $35.5 million generated during the nine months ended March 31, 1997. Approximately three-fourths of the 33% increase in sales came from sales to new customers and the balance from existing customers. International sales for the nine months ended March 31, 1998, amounted to $10.6 million compared to $1.3 million for the nine months ended March 31, 1997. The increase in international sales is primarily from expansion into foreign markets by existing customers.

Gross profit margins were 27.1% for the nine months ended March 31, 1998, compared to 26.3% for the nine months ended March 31, 1997. The increase in margins was due to manufacturing cost efficiencies.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED MARCH 31, 1998 AND 1997 (continued)

Selling, general and administrative expenses decreased as a percentage of revenues to 14.0% for the nine months ended March 31, 1998 from 15.5% for the nine months ended March 31, 1997. Selling, general and administrative expenses increased to $6.6 million in 1998 from $5.5 million in 1997. The increase was primarily due to expenses associated with the employee pension plan, which was adopted on January 1, 1997, and increased costs for research and development and clinical studies.

Net earnings for the nine months ended March 31, 1998, amounted to $3.8 million, a $1.5 million increase from the $2.3 million in net earnings produced for the nine months ended March 31, 1997. The increase in net earnings was due primarily to increased sales and improved gross profit margins partially offset by the increase in selling, general and administrative expenses discussed above.

Diluted earnings per share for the nine months ended March 31, 1998, was $.66 compared to $.41 for the nine months ended March 31, 1997. The increase was due to the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had working capital of $16,273,000 compared to $11,439,000 as of June 30, 1997. An increase in inventories and accounts receivable was offset by an increase in accounts payable. Inventory levels at March 31, 1998, compared to sales, are in line with historic levels.

The Company has purchase commitments approximating $450,000 for additional production equipment that is expected to be placed in service in the fourth quarter. These expenditures are expected to be funded from cash flow from operating activities.

The Company believes it has sufficient sources of funds to finance its ongoing operations and meet its capital asset purchases, as well as future growth through a combination of internally generated cash flow, revolving lines of credit and equipment financing. The Company has revolving line of credit agreements permitting borrowings up to $3,000,000, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate. The bank's prime rate at March 31, 1998 was 8.5%. The lines of credit expire in January 1999. The company had no borrowings at March 31, 1998, or at June 30, 1997, under these credit lines.

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

ITEM 2. CHANGES IN SECURITIES


During the quarter ending March 31, 1998, 294,222 common shares were issued pursuant to employee stock option exercises.


ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES


None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.


ITEM 5. OTHER INFORMATION


None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits: The following exhibits are filed herewith:



 27.0. Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATURAL ALTERNATIVES INTERNATIONAL, INC.





 MARK A. LE DOUX                        Date:  May 13, 1998
------------------------

Mark A. Le Doux
Chief Executive Officer




 WILLIAM P. SPENCER                     Date:  May 13, 1998
------------------------

William P. Spencer
President