Form 10-K
period 1998-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1998-09-28
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

     For the fiscal year ended JUNE 30, 1998 Commission file number 0-15701


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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of 4,499,485 shares of voting stock held by non-affiliates (assuming for this purpose that all officers and directors, and affiliates of directors, are affiliates) of the Registrant was approximately $62,151,000 based on the closing sale price as of September 25, 1998.

At September 25, 1998, the Registrant had outstanding 5,887,375 shares of Common Stock, $.01 par value.

                       Documents Incorporated by Reference

                                      NONE

                                     PART I

ITEM 1. BUSINESS

Natural Alternatives International, Inc. (referred to herein as the "Company") is engaged in the formulation and production of encapsulated vitamins and nutrients and provides sports affiliations, assistance with foreign registration of products, graphic design, brochures, formulations and a host of other marketing related services for its clients. The Company narrowly focuses its marketing activity on attracting and retaining a select number of large, financially sound companies with global, growth-oriented objectives. The Company seeks to further its customers' objectives by assisting them in expanding their market share through a variety of special programs and services. There are no fees charged or revenues generated from these marketing related services, which are generally provided before orders for product are obtained. Therefore, these costs are treated as period costs.

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

During 1997, the Company expanded its product-delivery system mix with the addition of a tablet manufacturing facility that nearly doubled the Company's overall manufacturing capacity. Tablets and chewable wafers are more readily accepted than capsules by consumers in overseas markets, such as Asia. The Company's proprietary and sophisticated flavoring laboratory formulates chewable wafers in a wide variety of tasty flavors.

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

MAJOR CUSTOMERS

Nu Skin International and NSA International together represented 54% of the Company's sales for the year ended June 30, 1998. Loss of either of these customers could have an adverse impact on the Company's revenues and earnings until the Company could replace these sales. If the Company was unable to replace the sales to any of these customers, it would have a material adverse impact on the business and operations of the Company. No other customer represented 10% or more of the Company's sales for the year ended June 30, 1998.

EMPLOYEES

The Company employs 128 individuals, with three employed in executive or other professional positions, eight in the area of research, laboratory and quality control, eleven in sales and marketing, while the remaining employees are engaged in production and administration. The Company has never experienced a work stoppage, and none of its employees are currently represented by a union or any other form of collective bargaining unit. The Company believes its relations with its employees are excellent.

GOVERNMENT REGULATION

The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Federal Drug Administration (FDA), the Federal Trade Commission
(FTC), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold, including without limitation the California Department of Health Services, Food and Drug branch. The FDA in particular regulates the advertising, labeling and sales of vitamin and mineral supplements and may take regulatory action concerning medical claims, misleading or untruthful advertising, and product safety issues. While the Company is subject to the FDA's Good Manufacturing Practices for foods, and complies with them as a quality control practice, it also adheres to many of the FDA's more stringent standards for pharmaceutical manufacturing.

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

In August 1997, the Company entered into a 15-year lease agreement under which the lessor is to construct a build-to-suit 82,000 square foot office and manufacturing facility in Carlsbad, California. The Company plans to move its administrative offices and expand its manufacturing capacity into these premises when the building is ready for occupancy in early 1999. Also, in August 1998, the Company entered into a 5-year lease agreement for the rental of a 54,000 warehousing facility located in Vista, California. The Company will continue to utilize its building in San Marcos for production.

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

                                                         High           Low
                                                       --------      --------
    First Quarter Ended September 30, 1997             $  9.750      $  7.000

    Second Quarter Ended December 31, 1997             $ 10.813      $  7.250

    Third Quarter Ended March 31, 1998                 $ 22.500      $ 17.625

    Fourth Quarter Ended June 30, 1998                 $ 24.500      $ 16.000


    First Quarter Ended September 30, 1996             $ 10.375      $  7.625

    Second Quarter Ended December 31, 1996             $  9.500      $  7.125

    Third Quarter Ended March 31, 1997                 $ 10.500      $  8.125

    Fourth Quarter Ended June 30, 1997                 $  9.000      $  6.875

As of June 30, 1998, the approximate number of holders of common stock was 4,000.

The Company has never paid a dividend on its common stock. It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

                                Five-Year Summary
                  (Not Covered by Independent Auditors' Report)


                                                              YEAR ENDED JUNE 30
                                   -----------------------------------------------------------------------
                                      1998           1997           1996           1995           1994
                                   -----------    -----------    -----------    -----------    -----------
Net sales                          $67,894,305    $49,444,221    $47,621,804    $37,388,254    $34,334,062

Income from Operations             $ 9,622,478    $ 1,815,072    $ 5,263,376    $ 3,637,522    $ 3,592,951

Net Earnings                       $ 5,871,765    $ 1,119,920    $ 3,222,317    $ 2,028,059    $ 1,887,367

Net Earnings Per  Common Share(1):

Basic                              $      1.06    $      0.21    $      0.61    $      0.39    $      0.39

Diluted                            $      1.00    $      0.20    $      0.58    $      0.37    $      0.35

Current Assets                     $31,496,121    $18,857,979    $15,710,135    $14,722,929    $11,883,140

Total Assets                       $42,987,279    $28,108,756    $23,561,191    $21,193,780    $17,514,511

Long-Term Debt and Capital
   Lease Obligations, less
   current installments            $   977,375    $ 1,123,898    $ 1,324,920    $ 1,114,828    $   958,415

Stockholders' Equity               $27,659,141    $18,699,487    $17,159,586    $13,278,255    $11,216,465


     (1) amounts have been restated in accordance with SFAS 128.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

Net sales increased 37.3% or $18.5 million to $67.9 million in fiscal 1998. The Company added several new customers in the latter part of fiscal 1997 and sales to these and other new customers was the primary reason for the increase. A decrease in sales to certain existing customers was offset by increases in international sales to other existing customers through their international distribution channels.

Sales of products into international markets increased to $14.9 million in 1998 from $1.9 million in 1997. The increase is primarily the result of existing customers expanding into Asian and European markets.

Income from operations increased 430% to $9.6 million in 1998. This was due to a $8.3 million increase in gross profit offset by a $.5 million increase in selling, general and administrative expenses.

Gross profit margins were 27.6% and 21.1% in fiscal 1998 and 1997, respectively. The 1997 gross profit margin was substantially below historical margins because of factors that are discussed in the comparison of fiscal 1997 to 1996. The 1998 gross profit margin was slightly higher than historical margins experienced before 1997. The increase is principally due to negotiated raw material savings and improved manufacturing cost efficiencies.

Selling, general and administrative expenses decreased as a percentage of sales to 13.4% in 1998 from 17.4% in 1997, while increasing in absolute dollars to approximately $9.1 million in fiscal 1998 from $8.6 million in 1997. The majority of this increase in selling, general and administrative expenses is due to an increase in employee benefits expense which increased because the defined benefit pension plan adopted as of January 1, 1997 was in effect for a full year in 1998. Additionally, professional fees increased because of increased activity in the registration of foreign products. These increases in selling, general and administrative expenses were partially offset by a decline in bad debt expense, which was attributable to a related party customer write-off in fiscal 1997, and a decline in royalty expense because the Company's agreement with the United States Olympic Committee expired in March 1997.

Other income (expense) contributed to net other income approximately $44,000 in fiscal 1998 compared to a net other income contribution of approximately $25,000 in fiscal 1997.

Net earnings increased by 424% or $4.8 million to $5.9 million in fiscal 1998. This increase was due primarily to the reasons given above and was partially offset by a higher effective income tax rate. The higher effective income tax rate, from 39.1% in 1997 to 39.3% in 1998, is the result of a smaller investment credit applicable to California franchise taxes.

Diluted earnings per share increased 400% to $1.00 per share in 1998 from $.20 per share in 1997.

The Company's backlog position amounted to $24,000,000 as of September 17, 1998, compared to $18,114,000 as of September 12, 1997. This increase is attributable to continued customer expansion into foreign markets and increased orders from existing customers.

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

Diluted earnings per common share decreased 65.5% to $.20 per share in 1997 from $.58 per share in 1996.

The Company's backlog position amounted to $18,114,000 as of September 12, 1997, compared to $12,465,000 as of September 16, 1996. This increase is attributable to successful customer expansion into foreign markets and increased orders from existing customers.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

YEAR 2000 ISSUES

Most computer databases, as well as embedded microprocessors in computer systems and industrial equipment, have been programmed to use a two-digit number to represent the year. Computer programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. Accordingly, all companies must analyze their systems and make the necessary changes to ensure that automated processes will correctly distinguish between years before and after the year 2000.

In the second quarter of its 1998 fiscal year, the Company decided to replace its financial and manufacturing software systems because these systems were not, in management's judgment, able to support the Company's continued growth and expansion. At this time, the Company also began to address its Year 2000 issues. The Company expects to implement its new computer systems by March 31, 1999 and the Company has begun an assessment of the potential for Year 2000 problems with embedded microprocessors in its production equipment.

The Company has received some preliminary information concerning the Year 2000 readiness of some of its vendors of goods and services. It expects to engage in discussions with its most significant vendors during the balance of 1998 and 1999 in an attempt to determine the extent to which the Company is vulnerable to those vendors' possible failure to become Year 2000 ready. If the Company's most significant vendors of goods and services, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with the materials and services which are necessary to produce, distribute and sell its products, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of the Company.

The Company estimates that it will have incurred approximately $1 million in costs, of which approximately $100,000 will be charged to expense, by the end of its 1999 fiscal year to replace its financial and manufacturing software systems and to remediate or replace embedded microprocessors in its production equipment. This amount will be funded from internally generated cash flows.

If some or all of the Company's remediated or replaced internal computer systems fail to correctly distinguish between years before and after the year 2000, or if any software applications or embedded microprocessors critical to the Company's operations are overlooked in the assessment or implementation phases, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition of a magnitude which the Company has not yet fully analyzed.

The Company has not yet established a contingency plan to address unavoided or unavoidable Year 2000 risks, but it expects to create such a plan during the balance of 1998 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has satisfied its liquidity requirements through a combination of equity financing, net cash provided by operating activities, revolving lines of credit, equipment financing and leases. Management believes the Company's financial condition remains strong, and management also believes the Company will be able to obtain additional financing to provide the resources necessary to meet currently anticipated funding requirements.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At June 30, 1998, the Company had working capital of $18,308,000 and borrowings available under revolving lines of credit of $3,000,000. As of June 30, 1998, there were no borrowings under these lines.

In 1998, net cash provided by operating activities was $3,196,000 compared to $3,802,000 for 1997. This decrease of $606,000 was due primarily to increases in accounts receivable and inventories that was partially offset by increases in net earnings, tax benefit on option exercise, accounts payable and a decrease in tax refund receivable. Current maturities of long-term debt and capital leases amounted to $70,000 which the Company expects to pay out of working capital.

The Company has revolving lines of credit permitting borrowings up to $3,000,000, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate. The present loan agreement with the bank contains financial covenants concerning limitations on maintenance of debt, certain financial ratio's and other matters, for all of which the Company is in full compliance as of September 25, 1998. The lines of credit expire on January 19, 1999; management expects such lines to be renewed in the normal course of business.

Capital expenditures for 1998 amounted to $3,475,000 primarily in connection with the building improvements in progress at the Company's new headquarters building and the purchases of additional encapsulation and tablet compression equipment to expand the Company's output capacity. The Company anticipates capital expenditures of approximately $12,000,000 during fiscal 1999. These planned expenditures relate primarily to building improvements for the Company's new headquarters building, which is expected to be occupied in early 1999, and a warehouse and blending facility, which was leased in August 1998. These expenditures are expected to be paid from a combination of cash holdings, net cash provided by operating activities in fiscal 1999, borrowings under the Company's lines of credit with its bank, and anticipated long term debt or equity financing.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. The Company will adopt this Statement in its financial statements for the year ending June 30, 1999.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments and also establishes standards for related disclosures about products and services, geographic areas, and major customers. These statements are effective for years beginning after December 15, 1997. The Company does not expect that the adoption of SFAS Nos. 130, 131 and 132 will result in disclosures that will be materially different from those presently included in its financial statements.

                                     PART II

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risks relating to changes in interest rates and stock market fluctuations.

At June 30, 1998, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments, principally comprised of government backed money market funds, are subject to interest rate risk and will decline in value if interest rates increase. The Company also maintains a short-term investment portfolio containing common stocks that are subject to market risk. The Company has not used derivative financial instruments in its investment portfolio.


                                     PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data as required by this item are set forth on pages 26 through 47.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company (Registrant) are as follows:

                                              Age as of       Year of First
Name and Position                           June 30, 1998        Election         Family Relationship
-----------------                           -------------     -------------    --------------------------
Mark A. LeDoux                                    44               1986        Son to Chairperson of the
Chief Executive Officer, Director                                              Board, Marie A. LeDoux

William P. Spencer                                45               1986        None
President, Treasurer, Chief Operating
Officer, Chief Financial Officer,
Chief Accounting
Officer and Director

Marie A. LeDoux                                   81               1986        Mother to Chief Executive
Secretary, Chairperson of the Board                                            Officer, Mark A. LeDoux

William R. Kellas
Director                                          47               1988        None

Lee G. Weldon
Director                                          59               1992        None

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

BOARD MEMBERS

Members of the Board of Directors are elected in three classes (Class I, Class II, and Class III) to serve initially until the 2000, 1998, and 1999 annual meetings of stockholders, respectively, and until the election and qualification of their successors. After the initial term of directors of each class terminates, at each regularly scheduled annual meeting of stockholders held to elect directors of that class, the number of directors equal to the number of directors of the class whose term expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting of stockholders. Directors receive $500 for each Directors' meeting attended in person. Mark A. LeDoux is the son of Marie A. LeDoux. Executive officers serve at the discretion of the Board of Directors. The classes of directors are as follows:

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

                                                                     (continued)

                                    PART III

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely on its review of the copies of Form 4's received by the Company, the Company believes that during its most recent fiscal year ended June 30, 1998, that its officers and directors complied with the filing requirements under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

The following table sets forth compensation for services rendered in all capacities to the Company during the years ended June 30, by each of the executive officers.

SUMMARY COMPENSATION TABLE

                                                               Annual Compensation
                                                          -------------------------------     All Other
Name and Principal Position                         Year   Salary    Bonus     Other(1)    Compensation(2)
----------------------------------------            ----  --------   ------    ----------  ----------------
Mark A. LeDoux, Chief Executive Officer
   and Director                                     1998   208,000      304     40,270          27,842
                                                    1997   201,579   50,345     28,422          18,703
                                                    1996   213,520   45,300      8,592          21,987

William P. Spencer, President, Chief
   Financial Officer, and Director                  1998   182,000      304    779,409          39,838
                                                    1997   178,830   72,304    166,178          37,438
                                                    1996   169,275   40,300    113,656          35,005

(1) Amounts do not exceed the lesser of $50,000 or 10% of salary and bonus combined for named executive, except as set forth in the following table.

(2)   See following table.

                                                                     (continued)

                                    PART III

SUMMARY OF CASH AND OTHER COMPENSATION  (continued)

                                                       Mark A.      William P.
                                                       LeDoux       Spencer
                                                       -------     ----------
Other Annual Compensation-1998
     Gain from exercise and sale of stock options      $    --      $730,084
     Personal Transportation                            18,000        18,000
     Other Personal Expenses                            22,270        31,325
                                                       -------      --------
     Totals                                            $40,270      $779,409
                                                       -------      --------
Other Annual Compensation-1997
     Gain from exercise and sale of stock options      $    --      $ 92,799
     Personal Transportation                            18,600        13,800
     Other Personal Expenses                             9,822        59,579
                                                       -------      --------
     Totals                                            $28,422      $166,178
                                                       -------      --------
Other Annual Compensation-1996
     Gain from exercise and sale of stock options      $    --      $ 53,078
     Personal Transportation                                --         7,284
     Other Personal Expenses                                --        40,600
     Tax Payment Reimbursements                             --        12,694
                                                       -------      --------
     Totals                                            $ 8,592      $113,656
                                                       -------      --------
All Other Compensation-1998
     401(k) Employer Contributions                     $ 5,675      $  7,647
     Life Insurance and Disability Premiums              4,621        15,446
     Medical, Dental and Vision                         15,046        14,245
     Board of Director Meetings                          2,500         2,500
                                                       -------      --------
     Totals                                            $27,842      $ 39,838
                                                       -------      --------
All Other Compensation-1997
     401(k) Employer Contributions                     $ 5,550      $  6,698
     Life Insurance Premiums                             1,920        13,990
     Medical, Dental and Vision                         10,233        15,750
     Board of Director Meetings                          1,000         1,000
                                                       -------      --------
     Totals                                            $18,703      $ 37,438
                                                       -------      --------
All Other Compensation-1996
     401(k) Employer Contributions                     $ 8,759      $ 10,974
     Life Insurance Premiums                             1,819        13,998
     Medical, Dental and Vision                          9,909         8,533
     Board of Director Meetings                          1,500         1,500
                                                       -------      --------
     Totals                                            $21,987      $ 35,005
                                                       -------      --------

                                                                     (continued)

                                    PART III

OPTION GRANTS

The following table contains information concerning the stock option grants to the Company's Chief Executive Officer and each of the other named executive officers that were made for the fiscal year ended June 30, 1998:

                POTENTIAL VALUE OF OPTIONS GRANTED IN FISCAL 1998

                                                                                         Potential at
                         Shares         % of          Exercise        Expire         ----------------------
                         Granted     Total options     Price           Date            5%            10%
                         -------     -------------    --------    ----------------   --------      --------
Mark A. LeDoux            30,000        10.00%         $10.50     January 21, 2003   $ 67,884      $146,192
William P. Spencer       110,000        36.67%         $10.50     January 21, 2003   $248,910      $536,036
All other                160,000        53.33%
                         -------       ------
Total                    300,000       100.00%
                         =======       ======

(1) There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the five-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Company's common stock does in fact appreciate over the option term, no value will be realized from the option grants made to the executive officers.

(2) The options granted to the named executives were granted under the Company's 1992 Incentive Stock Option Plan on January 21, 1998 at the fair market value price of $10.50. The following restrictions apply to the options granted: (a) The recipient must be employed with the Corporation on the date of exercise, (b) fifty percent of the granted options are exercisable on the date of grant, (c) the remaining fifty percent will become exercisable on January 21, 1999.

OPTION EXERCISES AND HOLDINGS

The following table sets forth information for the year ended June 30, 1998, concerning option exercises and option holdings under the 1992 Incentive Stock Option Plan, the 1992 Nonqualified Stock Option Plan, and the 1994 Nonqualified Stock Option Plan with respect to the Company's executive officers:

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                         Value              Number of Unexercised         Value of Unexercised In-The
                                     Realized Market     Options/SAR's at Fiscal             Money Options/SAR's at
                                        Price at               Year-End(#)                     Fiscal Year End(1)
                          Shares      Exercise less     ----------------------------     ------------------------------
                         Acquired    Exercise Price     Exercisable    Unexercisable     Exercisable      Unexercisable
                         --------    ---------------    -----------    -------------     -----------      -------------
1992 Plans-
  Mark A. LeDoux               0        $      0           90,000            0            $1,192,500            $0
  William P. Spencer      68,000        $730,084          137,000            0            $1,453,375            $0

1994 Plan-
  Mark A. LeDoux               0        $      0          100,000            0            $1,537,500            $0
  William P. Spencer           0        $      0          125,000            0            $1,921,875            $0

(1) The closing price of the Company's common stock at June 30, 1998, as quoted on the Nasdaq Exchange, was $20.00.

                                    PART III

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Company's Compensation Committee for fiscal 1998 were William
R. Kellas and Lee G. Weldon. No current member of the Compensation Committee is a current or former officer or employee of the Company or its subsidiaries.

EMPLOYMENT AGREEMENTS

There were no employment agreements in effect at June 30, 1998.

BONUS PLAN

There were no bonus plans in effect at June 30, 1998.

401(k) PLAN

The NATURAL ALTERNATIVES Partnership for Profits Plan (Plan) is considered a qualified plan under Section 401(k) of the Internal Revenue Code. All employees of the Company with twelve (12) months and at least one thousand hours of service during the twelve month period are eligible to participate in the Plan. The Plan provides for employee contributions of up to 15% of compensation. Employer contributions are determined by the Board of Directors at their discretion. The Company may match up to 100% of each employee's contribution, which does not exceed 5% of the employee's total compensation. Employee contributions in the Plan are 100% vested. Participants become vested in employer contributions at the rate of 34% the first year, 67% the second year and 100% after three years. The Company contributed and expensed $146,277, $114,206, and $101,161 in 1998, 1997 and 1996, respectively.

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

On September 9, 1993, all options then authorized under the Incentive Plan and 1992 Nonqualified Plan were granted with exercise prices equal to the fair market value price of $4.875 per share. On December 9, 1994, the Shareholders approved an amendment to the Incentive Plan, increasing the number of common shares that may be granted from 200,000 to 500,000. On January 24, 1995, options for 500,000 shares under the 1994 Plan were granted at the fair market value of $4.625 per share. On January 21, 1998, options for 300,000 shares under the Incentive Plan were granted at the fair market value of $10.50 per share.

                                                                     (continued)

                                    PART III

STOCK OPTION PLANS (continued)

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

                                                                     (continued)

                                    PART III

STOCK OPTION PLANS (continued)

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

DEFINED BENEFIT PENSION PLAN

Effective January 1, 1997, the Company adopted a defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the five years before retirement. The Company expects to make annual contributions to the Plan equal to the maximum amount that can be deducted for income tax purposes. For the year ended June 30, 1998, the estimated current service cost (normal cost) and the amortized portion of the unfunded estimated accrued liability for prior service cost, using a 30-year funding period, amounted to $404,614. This amount has been accrued in the current period.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as far as is known to the Board of Directors or management of the Company, as of September 24, 1998, the stock ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, all Directors individually, all Directors and Officers as a group and by the individuals listed under the summary compensation table.

                             Directors and Officers


                                                          Amounts and Nature
                            Name and Address                 of Beneficial          Percent
   Title of Class          of Beneficial Owner             Ownership (1)(2)       of Class(2)
   -------------     --------------------------------    -------------------      -----------
   Common Stock      Marie A. LeDoux (3)                      1,012,301             15.96%
                     1185 Linda Vista Drive
                     San Marcos CA 92069

   Common Stock      Mark A. LeDoux (4)                         412,417              6.50%
                     1185 Linda Vista Drive
                     San Marcos CA 92069

   Common Stock      William R. Kellas (5)                       29,500               .47%
                     1185 Linda Vista Drive
                     San Marcos CA 92069

   Common Stock      William P. Spencer (6)                     139,792              2.20%
                     1185 Linda Vista Drive
                     San Marcos CA 92069

   Common Stock      Lee G. Weldon                               43,880               .69%
                     1185 Linda Vista Drive
                     San Marcos CA 92069

   Common Stock      All Directors and Officers as a          1,637,890             25.82%
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

(4) Includes 800 shares of common stock held in the name of Mr. LeDoux's wife, Julie LeDoux, and 8,000 shares of common stock held as custodian for his children and a niece. Also includes 100,000 shares, which Mr. LeDoux has the right to acquire upon exercise of options exercisable within 60 days of the date of this filing.

(5) Includes 1,500 shares of common stock held in the name of Mr. Kellas' wife.

(6) Includes 2,400 shares of common stock held as custodian for Mr. Spencer's children and 125,000 shares, which he has the right to acquire upon exercise of options exercisable within 60 days of the date of this filing.

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

The Company entered into an agreement with the father-in-law and mother-in-law of the Chief Executive Officer of the Company in December 1991, which provides commissions on sales to a particular customer. The term of the agreement is ten years and will expire in December 2001. The commission equals 5% of sales, with earnings capped at $25,000 per calendar quarter. Amounts paid under this agreement were $100,000 for each of the years ending June 30, 1998, 1997 and 1996. There were no amounts owed under the agreement at June 30, 1998 or 1997.

Included in notes receivable are notes from the Company's Chief Executive Officer and President. The balance of the notes, including accrued interest, was $79,036 and $95,365, respectively, as of June 30, 1998 and $74,444 and $89,824, respectively, at June 30, 1997.

Additionally, during the year ended June 30, 1998, the Company made noninterest-bearing loans to the Chairman of the Board and the President in the amount of $50,000 and $13,803, respectively, bringing the aggregate amount of such loans to $282,815. Amounts owed on these loans, which are secured by proceeds from life insurance policies on their respective lives, were $200,000 and $150,000 for the Chairman of the Board and $82,815 and $69,012 for the President at June 30, 1998 and 1997, respectively.

The Company paid commissions during the year ended June 30, 1996 in the amount of $6,916 to the Chairman of the Board.

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

(b)  EXHIBITS

        Exhibit 23   Re: Consent of KPMG Peat Marwick LLP
        Exhibit 27   Financial Data Schedule

(c)  REPORTS FORM 8-K

        Not Applicable

            NATURAL ALTERNATIVES INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  JUNE 30, 1998

Independent Auditors' Report.........................................................................    25

Consolidated Balance Sheets as of June 30, 1998 and 1997.............................................    26

Consolidated Statements of Earnings for the years ended June 30, 1998, 1997 and 1996.................    28

Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996.....    29

Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996...............    30

Notes to Consolidated Financial Statements...........................................................    32

Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1998, 1997 and 1996.....    48

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Alternatives International, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP

San Diego, California
September 8, 1998

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997

                                     ASSETS

                                                                         1998            1997
                                                                     ------------    ------------
Current Assets:

      Cash and cash equivalents                                       $ 4,714,212     $ 3,469,739
      Accounts receivable - less allowance for doubtful
        accounts of $1,073,000 at June 30, 1998 and $1,006,000
        at June 30, 1997 (Notes E, F, and L)                           12,558,731       6,990,121
      Inventories (Notes B, E, and F)                                  11,504,936       5,690,850
      Tax refund receivable                                                    --         842,209
      Notes receivable - current portion (Note K)                         399,307         235,613
      Prepaid expenses                                                    594,054         404,899
      Deferred income taxes (Note H)                                      854,000         851,000
      Deposits                                                            641,573         322,269
      Other current assets                                                229,308          51,279
                                                                     ------------    ------------
             Total Current Assets                                      31,496,121      18,857,979
                                                                     ------------    ------------
Property and equipment, net (Notes C, E, F, G, and K)                  10,531,865       8,259,705
                                                                     ------------    ------------
Other Assets:

      Investments (Note D)                                                 61,971          58,862
      Notes receivable, less current portion (Note K)                     160,273         261,697
      Other noncurrent assets, net                                        737,049         670,513
                                                                     ------------    ------------
             Total Other Assets                                           959,293         991,072
                                                                     ------------    ------------
TOTAL ASSETS                                                          $42,987,279     $28,108,756
                                                                     ============    ============

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             JUNE 30, 1998 AND 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            1998             1997
                                                                        ------------     ------------
Current Liabilities:
      Accounts payable                                                  $ 12,301,859     $  6,824,198
      Current installments of long-term debt (Note F)                         46,501          164,266
      Current installments of capital lease obligation (Note G)               23,542           25,189
      Income taxes payable (Note H)                                          378,055               --
      Accrued compensation and employee benefits                             438,242          321,337
                                                                        ------------     ------------
             Total Current Liabilities                                    13,188,199        7,334,990

Deferred income taxes (Note H)                                               500,000          487,000
Long-term debt, less current installments (Note F)                           977,375        1,100,285
Long-term pension liability (Note I)                                         662,564          463,381
Capital lease obligations, less current installments (Note G)
                                                                                  --           23,613
                                                                        ------------     ------------
             Total Liabilities                                          $ 15,328,138     $  9,409,269
                                                                        ------------     ------------
Stockholders' Equity (Note J):
      Preferred stock; $.01 par value; 500,000 shares
        authorized; none issued or outstanding
      Common stock; $.01 par value; 8,000,000 shares
        authorized; issued and  outstanding 5,768,209 at June 30,
        1998 and 5,429,764 at June 30, 1997                                   57,682           54,298

      Additional paid-in capital                                           9,756,822        6,675,426
      Retained earnings                                                   17,892,778       12,021,013
      Net unrealized losses on investments (Note D)                          (48,141)         (51,250)
                                                                        ------------     ------------
             Total Stockholders' Equity                                 $ 27,659,141     $ 18,699,487
                                                                        ------------     ------------
Commitments and contingencies (Notes K, L and M)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 42,987,279     $ 28,108,756
                                                                        ============     ============

          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                                                1998             1997             1996
                                            ------------     ------------     ------------
Net sales                                   $ 67,894,305     $ 49,444,221     $ 47,621,804

Cost of goods sold                            49,157,717       39,019,224       35,182,059
                                            ------------     ------------     ------------
 GROSS PROFIT                                 18,736,588       10,424,997       12,439,745

Selling, general &
  administrative expenses                      9,114,110        8,609,925        7,176,369
                                            ------------     ------------     ------------
 INCOME FROM OPERATIONS                        9,622,478        1,815,072        5,263,376
                                            ------------     ------------     ------------
Other income (expense):
  Interest income                                194,781          163,368           92,926
  Interest expense                              (110,337)        (147,373)        (190,850)
  Other, net                                     (40,157)           8,853           41,865
                                            ------------     ------------     ------------
                                                  44,287           24,848          (56,059)
                                            ------------     ------------     ------------
EARNINGS BEFORE
 INCOME TAXES                                  9,666,765        1,839,920        5,207,317

Income taxes (Note H)                          3,795,000          720,000        1,985,000
                                            ------------     ------------     ------------
              NET EARNINGS                  $  5,871,765     $  1,119,920     $  3,222,317
                                            ============     ============     ============

NET EARNINGS PER COMMON SHARE:

   Basic                                    $       1.06     $       0.21     $       0.61
                                            ============     ============     ============
   Diluted                                  $       1.00     $       0.20     $       0.58
                                            ============     ============     ============

          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 1998, 1997, AND 1996


                                                                                                 NET UNREALIZED
                                        COMMON STOCK             ADDITIONAL                         GAINS
                                    -----------------------        PAID-IN          RETAINED      (LOSSES) ON
                                     SHARES         AMOUNT         CAPITAL          EARNINGS       INVESTMENTS           TOTAL
                                    ---------       -------       ----------       -----------    -------------      ------------
Balance, June 30,1995               5,257,875       $52,579       $5,586,759       $ 7,678,776       $(39,859)       $ 13,278,255

Issuance of common stock
  upon exercise of employee
  stock options                        94,000           940          454,662                --             --             455,602

Income tax benefit from stock
  options exercised                        --            --          178,775                --             --             178,775

Net unrealized gains on
  investments                              --            --               --                --         24,637              24,637

Net earnings                               --            --               --         3,222,317             --           3,222,317
                                    ---------       -------       ----------       -----------       --------        ------------
Balance, June 30, 1996              5,351,875        53,519        6,220,196        10,901,093        (15,222)         17,159,586

Issuance of common stock
  upon exercise of employee
  stock options                        77,889           779          369,630                --             --             370,409

Income tax benefit from
  stock options exercised                  --            --           85,600                --             --              85,600

Net unrealized loss on
  investments                              --            --               --                --        (36,028)            (36,028)

Net earnings                               --            --               --         1,119,920             --           1,119,920
                                    ---------       -------       ----------       -----------       --------        ------------
Balance, June 30, 1997              5,429,764        54,298        6,675,426        12,021,013        (51,250)         18,699,487

Issuance of common stock
  upon exercise of employee
  stock options                       338,445         3,384        1,646,202                --             --           1,649,586

Income tax benefit from
  stock options exercised                  --            --        1,435,194                --             --           1,435,194

Net unrealized gains on
  investments                              --            --               --                --          3,109               3,109

Net earnings                               --            --               --         5,871,765             --           5,871,765
                                    ---------       -------       ----------       -----------       --------        ------------
Balance, June 30, 1998              5,768,209       $57,682       $9,756,822       $17,892,778       $(48,141)       $ 27,659,141
                                    =========       =======       ==========       ===========       ========        ============

          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                                                                      1998             1997             1996
                                                                  ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                  $  5,871,765     $  1,119,920     $  3,222,317
    Adjustments to reconcile net earnings to net
    cash provided by operating activities:
          Bad debt provision                                           360,000          725,000          391,162
          Tax benefit on option exercise                             1,435,194           85,600          178,775
          Depreciation and amortization                              1,515,402        1,276,355        1,069,460
          Provision for deferred income taxes                           10,000         (296,000)         (27,000)
          Pension expense, net of contributions                         88,839          158,560               --
          Loss on disposal of assets                                    54,727            3,601           11,038
          Gain on investments                                               --               --          (48,020)
          Other                                                        (36,808)         (18,105)         (32,005)
    Changes in operating assets and liabilities:
      (Increase) decrease in:
          Accounts receivable                                       (6,028,610)      (1,747,544)        (686,338)
          Inventories                                               (5,814,086)         708,742       (1,170,007)
          Prepaid expenses                                            (189,155)         107,812          (50,002)
          Deposits                                                    (319,304)        (221,756)          25,710
          Tax refund receivable                                        842,209         (842,209)              --
          Other assets                                                (134,221)         438,037           37,329
      (Decrease) increase in:
          Accounts payable                                           5,044,941        2,785,720       (1,325,016)
          Accrued compensation and employee benefits                   116,905           40,997         (248,364)
          Income taxes payable                                         378,055         (520,246)        (217,829)
          Customer deposits                                                 --           (2,606)         (27,801)
                                                                  ------------     ------------     ------------
    Net Cash Provided by Operating Activities                        3,195,853        3,801,878        1,103,409
                                                                  ------------     ------------     ------------

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               FOR THE YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                                                                      1998             1997             1996
                                                                  ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                  $     65,000     $     10,000     $     55,337
    Proceeds from sale of investments                                       --               --           64,108
    Capital expenditures                                            (3,474,569)      (2,236,165)      (2,064,524)
    Capital expenditure-related party                                       --               --         (545,000)
    Investment purchases                                                    --          (20,000)         (16,088)
    Issuance of notes receivable                                        (4,625)        (183,909)         (60,605)
    Repayment of notes receivable                                       79,163          109,262          135,259
                                                                  ------------     ------------     ------------
    Net Cash Used in Investing Activities                           (3,335,031)      (2,320,812)      (2,431,513)
                                                                  ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on lines of credit                                           --          443,959               --
    Payments on lines of credit                                             --         (443,959)              --
    Payments on long-term debt and capital leases                     (265,935)        (269,163)        (311,910)
    Proceeds from long-term debt financing                                  --               --          545,000
    Issuance of common stock                                         1,649,586          370,409          455,602
                                                                  ------------     ------------     ------------
    Net Cash Provided by Financing Activities                       1,383,651          101,246          688,692
                                                                  ------------     ------------     ------------
Net Increase (Decrease) in Cash and Cash Equivalents                 1,244,473        1,582,312         (639,412)

Cash and Cash Equivalents at Beginning of Period                     3,469,739        1,887,427        2,526,839
                                                                  ------------     ------------     ------------
Cash and Cash Equivalents at End of Period                        $  4,714,212     $  3,469,739     $  1,887,427
                                                                  ============     ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
          Interest                                                $     99,602     $    147,373     $    190,850
          Income Taxes                                               1,494,000        2,289,959        2,052,000
                                                                  ============     ============     ============
    Disclosure of non-cash activities:
          Notes payable refinanced with new debt                  $          0     $          0     $    565,000
          Net unrealized gains (losses) on investments                   3,109          (36,028)          24,637
          Fixed asset purchases in accounts payable                    432,720               --               --
          Issuance of note receivable for payment of
            account receivable                                         100,000               --               --
          Write-off of notes receivable through the
            allowance for doubtful accounts                                 --           15,504           62,790
                                                                  ============     ============     ============

          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Natural Alternatives International, Inc., (the Company) manufactures vitamins, micronutrients and related nutritional supplements, and provides innovative private-label products for specialized corporate, institutional and commercial accounts worldwide. The Company operates as a single business segment.

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

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market (net realizable value). Such costs include raw materials, labor and production overhead.

Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments and are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, generally ranging from 3 to 39 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the improvement or the remaining term of the lease.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments, which consist of equity securities, are classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

Fair Value of Financial Instruments

Because of their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, and accrued compensation and employee benefits approximate fair value. The carrying amounts for long-term debt approximate fair value as the interest rates and terms are substantially similar to rates and terms that could be obtained currently for similar instruments.

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

Net Earnings per Share

In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share, computed using the weighted average number of shares outstanding during the period, and diluted earning per share, computed using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options and warrants account for the additional weighted average shares of common stock outstanding for the Company's diluted earnings per share computation. All prior periods have been restated to conform with the provisions of SFAS 128. Basic and diluted earnings per share have been calculated as follows:

                For the Years Ended June 30, 1998, 1997, and 1996

                                              1998            1997            1996
                                           ----------      ----------      ----------
NUMERATOR:

Net earnings - Numerator for basic
and diluted earnings per share income
available to common
shareholders                               $5,871,765      $1,119,920      $3,222,317
                                           ==========      ==========      ==========
DENOMINATOR:

Denominator for basic
earnings per share - weighted
average shares                              5,544,337       5,395,438       5,290,187

Effect of dilutive securities -
employee stock options                        322,303         197,638         310,595
                                           ----------      ----------      ----------
Denominator for diluted earnings
per share - adjusted weighted
average shares and assumed
conversions                                 5,866,640       5,593,076       5,600,782
                                           ==========      ==========      ==========

Basic earnings per share                   $     1.06      $     0.21      $     0.61

Diluted earnings per share                 $     1.00      $     0.20      $     0.58

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalent investments with high credit qualified financial institutions. Credit risk with respect to receivables is concentrated with the Company's two largest customers (see Note L). These two customers' receivable balances collectively represent 34% and 31% of total accounts receivable at June 30, 1998 and 1997, respectively. Concentrations of credit risk related to the remaining accounts receivable balance are limited due to the large number of customers comprising the Company's remaining customer base and their dispersion across many different industries and geographies.

Reclassifications

Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 1998 presentation.

B. INVENTORIES

Inventories are comprised of the following at June 30:

                                               1998             1997
                                            -----------      ----------
        Raw materials                       $ 7,049,954      $2,747,451
        Work in progress                      3,971,315       2,598,430
        Finished goods                          483,667         344,969
                                            -----------      ----------
                                            $11,504,936      $5,690,850
                                            ===========      ==========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30:

                                                       Life Used For
                                                       Depreciation         1998          1997
                                                       --------------    -----------   -----------
Land                                                        NA              $392,600      $392,600
Building and building improvements                     5 - 39 years        3,140,655     3,124,691
Machinery and equipment                                3 - 15 years       10,077,375     7,649,609
Office equipment and furniture                         5 to 7 years        2,304,243     2,103,479
Equipment under capital leases                            5 Years            516,362       516,362
Vehicles                                                  3 years             42,684        49,534
Leasehold improvements                                 5 to 39 years       1,274,076       268,968
                                                                         -----------   -----------
Total property and equipment                                              17,747,995    14,105,243
Less accumulated depreciation and amortization                            (7,216,130)   (5,845,538)
                                                                         -----------   -----------
Property and equipment, net                                              $10,531,865   $ 8,259,705
                                                                         ===========   ===========

At June 30, 1998 and 1997, accumulated depreciation and amortization includes $477,532 and $452,343, respectively, of amortization of equipment under capital leases.

D. INVESTMENTS

Investments consist of marketable securities. Securities held at June 30, 1998 and 1997 are considered "available for sale securities." Securities are valued at $61,971 and $58,862 as of June 30, 1998 and 1997. The security portfolio includes gross unrealized losses, net of tax, of $48,141 and $51,250 at June 30, 1998 and 1997.

E.  LINE OF CREDIT AGREEMENTS

The Company has revolving lines of credit agreements permitting borrowings up to $3,000,000, which are secured by the Company's receivables, inventories, equipment, and vehicles and bear interest at the bank's prime rate, which was 8.50% at June 30, 1998. Advances against the revolving lines of credit cannot exceed 70% of eligible receivables. These agreements contain financial covenants concerning limitations on maintenance of debt, certain financial ratios and other matters. The lines of credit expire on January 19, 1999; management expects such lines to be renewed in the normal course of business. There were no amounts outstanding under these credit agreements at June 30, 1998 and 1997, respectively.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F. LONG-TERM DEBT

Long-term debt consisted of the following as of June 30:

                                                                1998              1997
                                                            ------------      ------------
Note payable to bank, secured by building, interest at
8.25%, principal and interest payments of $10,769
monthly, due 2011                                           $  1,023,876      $  1,066,644

Note payable to bank, repaid in November 1997                         --           197,907
                                                            ------------      ------------
                                                               1,023,876         1,264,551

Less current installments                                        (46,501)         (164,266)
                                                            ------------      ------------
Long-term debt, less current installments                   $    977,375      $  1,100,285
                                                            ============      ============

Aggregate amounts of long-term debt maturities as of June 30, 1998 are as follows:

                       1999                       $   46,501
                       2000                           50,531
                       2001                           54,812
                       2002                           59,509
                       2003                           64,608
                    Thereafter                       747,915
                                                  ----------
                                                  $1,023,876
                                                  ==========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




G.  CAPITAL LEASE OBLIGATION

The Company leases certain equipment under a capital lease, which expires in fiscal year 1999. The present value of the future minimum capital lease payments as of June 30 are as follows:

                                                                 1998               1997
                                                               --------           --------
Capital lease payable to AT&T Credit Corporation,
   secured by phone system, interest at 13%,
   principal and interest in monthly installments of
   $2,504 through May 1999                                     $ 24,964           $ 55,078

Less amount representing interest                                (1,422)            (6,276)
                                                               --------           --------

Present value of net minimum lease payments                      23,542             48,802

Less current installments                                       (23,542)           (25,189)
                                                               --------           --------

Capital lease obligations - less current installments          $     --           $ 23,613
                                                               ========           ========


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H. INCOME TAXES

Income taxes for the year ended June 30 consist of the following:

                                     1998             1997             1996
                                 ------------     ------------     ------------
Current:
   Federal                       $  3,104,000     $    850,000     $  1,712,000
   State                              681,000          166,000          300,000
                                 ------------     ------------     ------------
                                    3,785,000        1,016,000        2,012,000
                                 ------------     ------------     ------------
Deferred:
   Federal                              8,500         (215,000)         (15,000)
   State                                1,500          (81,000)         (12,000)
                                 ------------     ------------     ------------
                                       10,000         (296,000)         (27,000)
                                 ------------     ------------     ------------
Income taxes                     $  3,795,000     $    720,000     $  1,985,000
                                 ============     ============     ============

The provision (benefits) for deferred income taxes for the year ended June 30 consists of the following:

                                             1998          1997          1996
                                           --------      --------      --------
Accelerated depreciation and
   amortization for tax purposes             13,000        95,000        78,000
Increase in valuation allowance                  --         2,000            --
Accrued compensation                             --            --       108,000
Inventory valuation reserve                 (24,000)     (131,000)     (202,000)
Bad debt expense                            238,000      (309,000)      (41,000)
Accrued vacation expense                      1,000       (15,000)       (6,000)
Customer deposits                                --        (1,000)       11,000
State income taxes                         (207,000)       63,000        48,000
Other, net                                  (11,000)           --       (23,000)
                                           --------      --------      --------
                                             10,000      (296,000)      (27,000)
                                           ========      ========      ========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.  INCOME TAXES (continued)

Net deferred tax assets and deferred tax liabilities as of June 30 are as follows:

                                                              1998        1997
                                                            --------    --------
Deferred tax assets:
     Allowance for doubtful accounts                         198,000     436,000
     Accrued vacation expense                                 53,000      54,000
     Investment loss carryforward                             36,000      36,000
     State income taxes                                      232,000      25,000
     Allowance for inventory valuation                       357,000     333,000
     Other, net                                               14,000       3,000
                                                            --------    --------
     Total gross deferred tax assets                         890,000     887,000
     Less valuation allowance                                 36,000      36,000
                                                            --------    --------
     Net deferred tax assets                                 854,000     851,000

Deferred tax liabilities:
     Accumulated depreciation and amortization               500,000     487,000
                                                            --------    --------
     Net deferred tax asset                                  354,000     364,000
                                                            ========    ========

The valuation allowance for deferred tax assets was $36,000 at June 30, 1998 and 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers, among other things, the scheduled reversal of deferred tax liabilities, projected future taxable income, and other planning strategies. In making this assessment, management believes it is more likely than not that the Company will realize the benefit of the deferred tax asset, net of the existing valuation allowance, at June 30, 1998.

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H. INCOME TAXES (continued)

A reconciliation of income taxes computed by applying the statutory federal income tax rate of 34% to earnings before income taxes for the year ended June 30 is as follows:

                                                    1998         1997           1996
                                                 ----------     --------     ----------
Income taxes computed at statutory federal
   income tax rate                               $3,286,700     $626,000     $1,770,000
State income taxes, net of federal income
   tax benefit                                      451,000       56,000        190,000
Increase in valuation allowance                          --        2,000             --
Expenses not deductible for tax purposes             35,000       31,000         22,000
Other                                                22,300        5,000          3,000
                                                 ----------     --------     ----------
Income taxes as reported                         $3,795,000     $720,000     $1,985,000
                                                 ==========     ========     ==========
Effective tax rate                                     39.3%        39.1%          38.1%
                                                 ==========     ========     ==========

I.  EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. All employees with twelve months and at least one thousand hours of service during the twelve-month period are eligible to participate in the plan. The Company may make contributions at the discretion of its Board of Directors. The Company contributed and expensed $146,277, $114,206 and $100,161 in 1998, 1997 and 1996,
respectively.

The Company has a "Cafeteria Plan" pursuant to Section 125 of the Internal Revenue Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. The Company recognizes the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed for these benefits totaled $241,815, $228,805 and $217,375 for 1998, 1997 and 1996, respectively.

Effective January 1, 1997, the Company adopted a defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the five years before retirement. The Company expects to make annual contributions to the Plan equal to the maximum amount that can be deducted for income tax purposes.

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.    EMPLOYEE BENEFIT PLANS (continued)

The following table sets forth the plan's funded status and amount recognized in the Company's consolidated balance sheets at June 30:


                                                              1998              1997
                                                          ------------      ------------
Actuarial present value of benefit obligations:

   Vested                                                 $    887,697      $    417,236
   Non-vested                                                   88,617           120,905
                                                          ------------      ------------
                                                          $    976,314      $    538,141
                                                          ============      ============
Projected benefit obligation                              $  2,084,109      $  1,207,944
Plan assets at fair value                                     (313,750)               --
                                                          ------------      ------------
Projected benefit obligation (in excess of) plan assets      1,770,359         1,207,944
Unrecognized net (loss) gain                                  (529,132)            3,753
Prior service cost not yet recognized in net periodic
  pension cost                                                (993,828)       (1,053,137)
                                                          ------------      ------------
Increase in accrued pension cost                               247,399           158,560
Adjustment to recognize minimum liability                      415,165           304,821
                                                          ------------      ------------
Accrued pension cost at end of year                       $    662,564      $    463,381
                                                          ============      ============

Net pension cost includes the following components:

Service cost - benefits earned during the period          $    268,815      $     91,934
Interest cost on projected benefit obligation                   84,171            37,172
Actual return on plan assets                                    (5,368)               --
Net amortization and deferral                                   56,996            29,454
                                                          ------------      ------------
Net pension cost                                          $    404,614      $    158,560
                                                          ============      ============


Assumptions used in accounting for the pension plan as of June 30 are as follows:

Discount rate                                                     6.00%             7.00%
Rates of increase in compensation levels                          5.90%             5.76%
Expected long-term rate of return on plan assets                  7.50%             7.50%
                                                          ============      ============

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J.  STOCKHOLDERS' EQUITY

Employee Stock Option Plans

Effective June 5, 1992, the Company adopted the 1992 Incentive Stock Option Plan for which 500,000 common shares have been reserved for issuance to officers, directors, and key employees of the Company. The plan provides that no option may be granted at an exercise price less than the fair market value of the common stock of the Company on the date of grant. On September 9, 1993, 200,000 options were granted with an exercise price equal to the fair market value price of $4.875 per share. On March 10, 1998, 300,000 options were granted with an exercise price equal to the fair market value price of $10.50 per share.

Also effective June 5, 1992, the Company adopted the 1992 Nonqualified Stock Option Plan and reserved a total of 250,000 common shares for issuance to officers, employees, and consultants of the Company. On September 9, 1993, 250,000 options were granted with an exercise price equal to the fair market value price of $4.875 per share.

Effective December 9, 1994, the Board of Directors approved the 1994 Nonqualified Stock Option Plan for which 500,000 common shares were reserved for issuance to officers, employees, and consultants of the Company. On January 24, 1995, 500,000 options were granted with an exercise price equal to the fair market value price of $4.625 per share.

All stock options under each of the plans have five-year terms and all options became fully vested within two years of their grant date.

Stock option activity during the periods indicated is summarized below:

                                                             1992           1992            1994
                                                           Incentive    Nonqualified    Nonqualified
                                                             Plan           Plan            Plan
                                                           ---------    ------------    ------------
Outstanding at June 30, 1995                                198,362        242,138        500,000
Exercised                                                    74,360          8,640         11,000
                                                            -------        -------        -------
Outstanding at June 30, 1996                                124,002        233,498        489,000
Exercised                                                    27,833         12,556         37,500
                                                            -------        -------        -------
Outstanding and exercisable at June 30, 1997                 96,169        220,942        451,500
Exercised                                                    57,778        159,333        121,334
Granted                                                     300,000             --             --
                                                            -------        -------        -------
Outstanding and exercisable at June 30, 1998                338,391         61,609        330,166
                                                            =======        =======        =======

Weighted-average exercise price:
  June 30, 1998                                             $  9.86        $  4.88        $  4.63
  June 30, 1997                                             $  4.88        $  4.88        $  4.63

Weighted-average remaining contractual life in years           5.00           0.17           1.50

Available for grant at June 30, 1998                             --             --             --
                                                            =======        =======        =======

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J. STOCKHOLDERS' EQUITY (continued)

The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate equal to 5.33% at the grant date; dividend yield of zero; expected life of three years; and volatility of 53.4%. The weighted average fair value of options granted during fiscal year 1998 was $4.27.

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:


                                                                 1998
                                                              ----------
       Net earnings, as reported                              $5,871,765
       Pro forma net earnings                                 $5,700,965

       Basic earnings per share, as reported                  $     1.06
       Pro forma basic earnings per share                     $     1.03

       Diluted earnings per share, as reported                $     1.00
       Pro forma diluted earnings per share                   $     0.97

Pro forma net earnings reflects only options granted in fiscal year 1998 as there were no options granted by the Company during fiscal year 1997 or 1996. Therefore, the full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.

Other Stock Options

On January 24, 1995, the Board of Directors granted 100,000 options with an exercise price of $4.625 in exchange for consulting services and reserved 100,000 common shares. As of June 30, 1998, none of these options had been exercised or canceled. At June 30, 1998, the weighted-average remaining contractual life was two years.

On March 14, 1997, 45,000 options were granted pursuant to a consulting agreement at prices ranging from $9.00 to $15.00 per share. Consulting expense incurred as a result of these options was $84,000 for the year ended June 30, 1997. None of these options had been exercised as of June 30, 1998. At June 30, 1998, the weighted-average remaining contractual life was one year and the weighted-average exercise price was $12.00.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company leases part of its main facilities under leases that are classified as noncancelable operating leases. In August 1997, the Company entered into a 15-year lease agreement under which the lessor is to construct a build-to-suit office and manufacturing facility in Carlsbad, California. The Company plans to move its administrative offices and expand its manufacturing capacity into these premises when the building is ready for occupancy in early 1999. Annual lease payments, which will commence in November, 1998, are $1,222,000 and are subject to annual inflation adjustments. The Company has an option to acquire the facility during the sixth year of the lease.


Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all noncancelable operating leases, including the 15-year lease agreement referred to above, (with initial or remaining lease terms in excess of one year) are set forth below.

                     1999                          $   887,504
                     2000                            1,307,736
                     2001                            1,335,640
                     2002                            1,329,580
                     2003                            1,359,960
                Thereafter                          16,673,220
                                                   -----------
                                                   $22,893,640
                                                   ===========

Rental expense totaled $193,018, $169,079, and $193,340 for the years ended June 30, 1998, 1997 and 1996, respectively. These amounts include rental charges, pursuant to a lease agreement (the related party lease) with its two principal stockholders, Marie A. LeDoux and Mark A. LeDoux, of $55,000 for the year ended June 30, 1996. Amounts paid under this agreement were $100,000 for the year ended June 30, 1996.

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

During 1997 and 1996, the Company had sales of $14,812 and $1,084,290, respectively, to a company in which a key employee and beneficial owner of 1% of the stock of the Company was formerly the president and part owner. At June 30, 1997, the amount receivable from this company was $775,302, which was fully reserved because the Company had determined the account to be doubtful of collection. The Company recovered $263,400 in the year ended June 30, 1998.

The Company entered into an agreement with the father-in-law and mother-in-law of the Chief Executive Officer of the Company in December, 1991, which provides commissions on sales to a particular customer. The agreement will expire in December, 2001. The commission equals 5% of sales, and is capped at $25,000 per calendar quarter, effective January 1, 1993. Amounts paid under this agreement were $100,000 for each of the years ended June 30, 1998, 1997 and 1996. There were no amounts owed under the agreement at June 30, 1998 or 1997.

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K.  COMMITMENTS AND RELATED PARTY TRANSACTIONS (continued)

During fiscal year 1993, the Company entered into an agreement that required future minimum royalty payments over the term of the contract, which expired December 31, 1996. Amounts paid under this agreement were $154,728 and $247,898 for the years ended June 30, 1997 and 1996, respectively. No amounts were owed under the agreement at June 30, 1997.

Included in notes receivable are notes from the Company's Chief Executive Officer and President. The balance of the notes, including accrued interest, was $79,036 and $95,365, respectively, as of June 30, 1998 and $74,444 and $89,824, respectively, at June 30, 1997.

Additionally, during the year ended June 30, 1998, the Company made noninterest-bearing loans to the Chairman of the Board and the President in the amount of $50,000 and $13,803, respectively, bringing the aggregate amount of such loans to $282,815. Amounts owed on these loans, which are secured by proceeds from life insurance policies on their respective lives, were $200,000 and $150,000 for the Chairman of the Board and $82,815 and $69,012 for the President at June 30, 1998 and 1997, respectively.

The Company paid commissions during the year ended June 30, 1996 in the amount of $6,916 to the Chairman of the Board.

L. ECONOMIC DEPENDENCY

The Company had substantial sales to four separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have an adverse impact on the Company's revenues and earnings in the short-term. Sales by customer, representing 10% or more of the respective year's total sales, are shown below by industry segment.

                                             1998                    1997                  1996
                                      ------------------      -----------------     -----------------
                                       Sales by                Sales by              Sales by
     Industry Segment                  Customer     %(a)        Customer    %(a)     Customer     %(a)
--------------------------            -----------   ----      -----------   ---     -----------   ---
Multi-level Distribution:
   Customer 1                         $24,914,144     37%     $17,934,985    36%    $13,616,835    29%
   Customer 2                          11,659,906     17%       6,851,560    14%     13,785,211    29%
   Customer 3                             (b)                   5,936,477    12%        (b)
                                      -----------   ----      -----------   ---     -----------   ---
                                       36,574,050     54%      30,723,022    62%     27,402,046    58%
Weight Loss:
   Customer 4                             (b)                     (b)                 5,364,185    11%
                                      -----------   ----      -----------   ---     -----------   ---
            Total                     $36,574,050     54%     $30,723,022    62%    $32,766,231    69%
                                      ===========   ====      ===========   ===     ===========   ===

(a)   Percent of total sales

(b)   Sales for the year were less than 10% of total sales.

Accounts receivable from these customers totaled $4,271,969 and $3,108,597 at June 30, 1998 and 1997, respectively.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M. CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

N. QUARTERLY DATA (unaudited)

The following is a summary of unaudited quarterly data:


                                                                    Year Ended June 30, 1998
                                           ---------------------------------------------------------------------------------
                                           1st Quarter      2nd Quarter      3rd Quarter      4th Quarter           Total
                                           -----------      -----------      -----------      ------------       -----------
Net sales                                  $12,032,576      $16,297,341      $18,960,255      $ 20,604,133       $67,894,305
Gross profit                                 3,161,354        4,442,561        5,223,250         5,909,423        18,736,588
Net earnings                                   598,420        1,363,023        1,823,729         2,086,593         5,871,765

Net earnings per common share:
Basic                                             0.11             0.25             0.33              0.36              1.06
Diluted                                           0.11             0.24             0.31              0.34              1.00

                                                                    Year Ended June 30, 1997
                                           ---------------------------------------------------------------------------------
                                           1st Quarter      2nd Quarter      3rd Quarter      4th Quarter           Total
                                           -----------      -----------      -----------      ------------       -----------
Net sales                                  $11,437,022      $12,630,234      $11,406,325      $ 13,970,640       $49,444,221
Gross profit                                 3,260,640        3,215,954        2,866,067         1,082,336        10,424,997
Net earnings (loss)                            900,373          849,292          560,637        (1,190,382)        1,119,920
Net earnings (loss) per common share:
Basic                                             0.17             0.16             0.10             (0.22)             0.21
Diluted                                           0.16             0.15             0.10             (0.22)             0.20

                                                                     SCHEDULE II

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 1998, 1997, AND 1996


                                    Balance at                                                   Balance at
Allowance for doubtful              beginning                                                    end of
      accounts                      of period        Provision       Deductions*                 period
------------------------           ------------     ------------    -------------             ---------------

Year ended June 30, 1998            $1,006,000        $360,000        $293,000                  $1,073,000

Year ended June 30, 1997              $319,000        $725,000         $38,000                  $1,006,000

Year ended June 30, 1996              $215,000        $391,000        $287,000                    $319,000




  * Accounts written off



                 See accompanying independent auditors report.

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


                                     NATURAL ALTERNATIVES INTERNATIONAL, INC.
                                                   (Registrant)


Date: September 25, 1998      By:                  Mark A. LeDoux
                                    -----------------------------------------
                                    (Mark A. LeDoux, Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                        Title                  Date
      ---------                        -----                  ----


  Marie A. LeDoux            Chairperson of the Board,        September 25, 1998
 ----------------------       Secretary, and Director
  (Marie A. LeDoux)



   Mark A. LeDoux                      Chief                  September 25, 1998
 ----------------------         Executive Officer and
   (Mark A. LeDoux)                   Director



 William P. Spencer             President, and Chief          September 25, 1998
 ----------------------           Operating Officer,
(William P. Spencer)           and Treasurer, and Chief
                             Financial Officer, and Chief
                               Accounting Officer, and
                                       Director



  William R. Kellas                   Director                September 25, 1998
 ----------------------
  (William R. Kellas)




    Lee G. Weldon                     Director                September 25, 1998
 ----------------------
   (Lee G. Weldon)
