Form 10-K/A
period 1998-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1998-10-14
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No.1)

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

                       Documents Incorporated by Reference

                                      NONE

                              EXPLANATORY STATEMENT


This Amendment No. 1 to the Annual Report on Form 10-K for Natural Alternatives International, Inc. (the "Company") for the fiscal year ended June 30, 1998 is being filed to amend Item 14 (2) (a) by adding as Exhibits, certain restated financial data schedules.

As reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, the Company was required to adopt, in the second quarter of fiscal 1998, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share, computed using the weighted average number of shares outstanding during the period, and diluted earnings per share, computed using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options and warrants account for the additional weighted average shares of common stock outstanding for the Company's diluted earnings per share computation. All prior periods were restated to conform with the provisions of SFAS 128 in the Company's Annual Report on Form 10-K, but restated financial data schedules were not included for such annual periods and subsequent interim periods. Such restated financial data schedules are now being filed pursuant to this Amendment No. 1.



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

2. (b)   EXHIBITS

         Exhibit 23*       Re: Consent of KPMG Peat Marwick LLP

         Exhibit 27*       Financial Data Schedule

         Exhibit 27.1** Restated - Financial Data Schedule for the Fiscal Years Ended June 30, 1997 and 1996.

         Exhibit 27.2** Restated - Financial Data Schedule for the Nine Months Ended March 31, 1997.

         Exhibit 27.3** Restated - Financial Data Schedule for the Six Months Ended December 31, 1996.




* Previously filed as part of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1998.

**       Filed herein

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                                  (Registrant)


Date: October 14, 1998   By:                  Mark A. Ledoux
                            ----------------------------------------------------
                                (Mark A. LeDoux, Chief Executive Officer)


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


              Signature                                   Title                           Date
              ---------                                   -----                           ----


           Marie A. LeDoux                      Chairperson of the Board,            October 14, 1998
           ---------------                       Secretary, and Director
          (Marie A. LeDoux)



           Mark A. LeDoux                                 Chief                      October 14, 1998
           --------------                         Executive Officer and
          (Mark A. LeDoux)                               Director



         William P. Spencer                        President, and Chief              October 14, 1998
         ------------------                         Operating Officer,
        (William P. Spencer)                     and Treasurer, and Chief
                                               Financial Officer, and Chief
                                                  Accounting Officer, and
                                                         Director



          William R. Kellas                              Director                    October 14, 1998
          -----------------
         (William R. Kellas)


           Lee G. Weldon                                 Director                    October 14, 1998
           -------------
          (Lee G. Weldon)

                                  EXHIBIT LIST

         Exhibit 23*       Re: Consent of KPMG Peat Marwick LLP

         Exhibit 27*       Financial Data Schedule

         Exhibit 27.1**    Restated - Financial Data Schedule for the
                           Fiscal Years Ended June 30, 1997 and 1996.

         Exhibit 27.2**    Restated - Financial Data Schedule for the
                           Nine Months Ended March 31, 1997.

         Exhibit 27.3**    Restated - Financial Data Schedule for the
                           Six Months Ended December 31, 1996.




* Previously filed as part of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1998.

**       Filed herein