Form 10-Q
period 1998-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1998-11-16
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

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

Yes [X]         No  [ ]



                                    5,887,375

              (Number of shares of common stock of the registrant
                       outstanding as of October 30,1998)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                     ASSETS

                                                          September 30       June 30
                                                             1998             1998
                                                          -----------      -----------
                                                          (unaudited)
Current Assets:

    Cash and cash equivalents                              $ 5,282,807      $ 4,714,212
    Accounts receivable - less allowance for doubtful
      accounts of $953,000 at September 30, 1998 and
      $1,073,000 at June 30, 1998                            7,687,744       12,558,731
    Inventories                                             11,956,080       11,504,936
    Notes receivable - current portion                         398,199          399,307
    Prepaid expenses                                         1,035,652          594,054
    Deferred income taxes                                      745,000          854,000
    Deposits                                                   571,338          641,573
    Other current assets                                       567,985          229,308
                                                           -----------      -----------
           Total Current Assets                             28,244,805       31,496,121
                                                           -----------      -----------

Property and equipment, net                                 11,640,666       10,531,865
                                                           -----------      -----------

Other Assets:

    Investments                                                 54,224           61,971
    Notes receivable, less current portion                     177,179          160,273
    Other noncurrent assets, net                               740,499          737,049
                                                           -----------      -----------

           Total Other Assets                                  971,902          959,293
                                                           -----------      -----------

TOTAL ASSETS                                               $40,857,373      $42,987,279
                                                           ===========      ===========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                           BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             September 30        June 30
                                                                1998              1998
                                                            ------------       ------------
                                                             (unaudited)
Current Liabilities:
    Accounts payable                                        $  7,508,166       $ 12,301,859
    Current installments of long-term debt                        47,465             46,501
    Current installments of capital lease obligation              16,650             23,542
    Income taxes payable                                         808,539            378,055
    Accrued compensation and employee benefits                   312,018            438,242
                                                            ------------       ------------

           Total Current Liabilities                           8,692,838         13,188,199

Deferred income taxes                                            391,000            500,000
Long-term debt, less current installments                        965,147            977,375
Long-term pension liability                                      662,564            662,564
                                                            ------------       ------------

           Total Liabilities                                  10,711,549         15,328,138
                                                            ------------       ------------

Stockholders' Equity:
    Preferred stock; $.01 par value; 500,000 shares
     authorized; none issued or outstanding                           --                 --
    Common stock; $.01 par value; 8,000,000 shares
     authorized; issued and outstanding 5,887,375 at
     September 30, 1998 and 5,768,209 at June 30, 1998            58,874             57,682
    Additional paid-in capital                                10,730,289          9,756,822
    Retained earnings                                         19,412,549         17,892,778
    Accumulated other comprehensive income                       (55,888)           (48,141)
                                                            ------------       ------------

           Total Stockholders' Equity                         30,145,824         27,659,141
                                                            ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 40,857,373       $ 42,987,279
                                                            ============       ============


                   See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                             STATEMENTS OF EARNINGS
                                   (Unaudited)

                                      For the Three Months Ended
                                             September 30
                                    -------------------------------
                                        1998               1997
                                    ------------       ------------
Net sales                           $ 16,985,802       $ 12,032,576

Cost of goods sold                    12,331,693          8,871,222
                                    ------------       ------------

 GROSS PROFIT                          4,654,109          3,161,354

Selling, general &
  administrative expenses              2,173,115          2,206,644
                                    ------------       ------------

 INCOME FROM OPERATIONS                2,480,994            954,710
                                    ------------       ------------

Other income (expense):
  Interest income                         59,677             35,800
  Interest expense                       (21,900)           (30,090)
                                    ------------       ------------

                                          37,777              5,710
                                    ------------       ------------

EARNINGS BEFORE INCOME TAXES           2,518,771            960,420

Income taxes                             999,000            362,000
                                    ------------       ------------

              NET EARNINGS          $  1,519,771       $    598,420
                                    ============       ============


NET EARNINGS PER COMMON SHARE:

Basic                               $       0.26       $       0.11
                                    ============       ============

Diluted                             $       0.25       $       0.11
                                    ============       ============



            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                                           Accumulated
                            Common Stock       Additional                     Other
                         -------------------    Paid-In       Retained    Comprehensive
                          Shares      Amount    Capital       Earnings        Income       Total
                         ---------   -------   -----------   -----------   -----------   -----------
Balance, June 30, 1998   5,768,209   $57,682    $ 9,756,822   $17,892,778    $(48,141)    $27,659,141

Issuance of common
  stock upon exercise
  of employee stock
  options                  119,166     1,192        574,951            --          --         576,143

Income tax benefit
  from stock options
  exercised                     --        --        398,516            --          --         398,516

Net unrealized loss
  on investments                --        --             --            --      (7,747)         (7,747)

Net earnings                    --        --             --     1,519,771          --       1,519,771
                         ---------   -------    -----------   -----------    --------     -----------
Balance,
  September 30, 1998     5,887,375   $58,874    $10,730,289   $19,412,549    $(55,888)    $30,145,824
                         =========   =======    ===========   ===========    ========     ===========

           See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Three Months
                                                                                 Ended September 30
                                                                                1998            1997
                                                                            ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                           $ 1,519,771       $   598,420
    Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
       Bad debt provision                                                       65,000            90,000
       Tax benefit on option exercise                                          398,516                --
       Depreciation and amortization                                           475,275           346,234
       Other                                                                        --            (5,585)
    Changes in operating assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                                                   4,805,987         1,237,199
       Inventories                                                            (451,144)       (1,380,232)
       Prepaid expenses                                                       (441,598)         (293,254)
       Deposits                                                                 70,235           103,180
       Tax refund receivable                                                        --           797,000
       Other assets                                                                 --           (51,790)
      (Decrease) increase in:
       Accounts payable                                                     (4,978,702)       (1,604,113)
       Accrued compensation and employee benefits                             (126,224)          (66,092)
       Income taxes payable                                                    430,824                --
                                                                           -----------       -----------

       Net Cash Provided by (Used in) Operating Activities                  $1,767,600      ($  229,033)




                                                                                     (continued)


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                      STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                  For the Three Months
                                                                   Ended September 30
                                                                  1998            1997
                                                             -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      ($1,397,876)      ($1,206,991)
    Issuance of notes receivable                                  (22,000)           (4,625)
    Repayment of notes receivable                                   5,031            16,518
    Other assets                                                 (342,127)               --
                                                              -----------       -----------

    Net Cash Used in Investing Activities                      (1,756,992)       (1,195,098)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt and capital leases                 (18,156)          (49,209)
    Issuance of common stock                                      576,143             9,750
                                                              -----------       -----------
    Net Cash Provided by (Used in) Financing Activities           557,987           (39,459)
                                                              -----------       -----------

    Net Increase (Decrease) in Cash and Cash Equivalents          568,595        (1,463,590)

    Cash and Cash Equivalents at Beginning of Period            4,714,212         3,469,739
                                                              -----------       -----------

Cash and Cash Equivalents at End of Period                    $ 5,282,807       $ 2,006,149
                                                              ===========       ===========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the quarter for:
    Interest                                                       21,654            25,302
    Income Taxes                                                  493,000                --
Disclosure of non-cash activities:
    Fixed asset purchases in accounts payable                     186,180                --




           See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Certain amounts in prior period financial statements have been reclassified to conform to the current period financial statements.



NOTE 2 - INVENTORIES

Inventories are comprised of the following:

                               September 30           June 30
                                  1998                 1998
                               -----------         -----------
Raw materials                   $7,189,624          $7,049,954
Work in progress                 4,449,735           3,971,315
Finished goods                     316,721             483,667
                               -----------         -----------

                               $11,956,080         $11,504,936
                               ===========         ===========

NOTE 3 - COMPREHENSIVE NET INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) in the first quarter of fiscal year 1999. SFAS 130 establishes new standards for the reporting and presentation of comprehensive income and its components, however it has no impact on the Company's total net income or stockholders' equity. Comprehensive income includes a net unrealized loss of $7,747 and zero for the quarters ended September 30, 1998 and 1997, respectively, and total comprehensive income was $1,512,024 and $598,420 for the quarters ended September 30, 1998 and 1997, respectively.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 4 - NET EARNINGS PER SHARE

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

                                      For the three months ended September 30
                                      ---------------------------------------
                                          1998                       1997
                                      ------------                -----------
NUMERATOR:
Net earnings - Numerator for basic
    and diluted earnings per share -
    income available to common
    shareholders                       $ 1,519,771                 $ 598,420
                                       ===========                 =========
DENOMINATOR:
Denominator for basic
    earnings per share - weighted
    average shares                       5,831,891                  5,430,916

Effect of dilutive securities -
    employee stock options                 347,217                    228,292
                                       -----------                 ----------
Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    conversions                          6,179,108                  5,659,208
                                       ===========                 ==========
Basic earnings per share                    $ 0.26                     $ 0.11
Diluted earnings per share                  $ 0.25                     $ 0.11


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS




NOTE 5 - MAJOR CUSTOMERS


The Company had substantial sales to five separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have an adverse impact on the Company's revenues and earnings in the short-term. Sales by customer, representing 10% or more of the respective period's total sales, are shown below by industry segment.

                                         Three Months Ended
                           September 30, 1998         September 30, 1997
                        ------------------------      -----------------------
  Industry Segment      Sales by Customer  %(a)       Sales by Customer  %(a)
 ---------------------- ---------------- -------      ----------------- -------
Multi-level Distribution:
   Customer 1             $4,966,503         29%       $4,763,331         40%
   Customer 2              3,463,488         20%        2,023,937         17%
   Customer 3               (b)                         1,370,156         11%
   Customer 4               (b)                         1,253,346         10%
                        -------------    -------      ------------    -------
                           8,429,991         49%        9,410,770         78%
Retail Distribution:
   Customer 5              2,922,709         17%          (b)
                        -------------    -------      ------------    -------


                         $11,352,700         67%       $9,410,770         78%
                        =============    =======      ============    =======

                        (a) Percent of total sales
                        (b) Sales for the period were less than 10% of total
                            sales.
                        (c) Total does not foot due to rounding.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements, including trends in financial performance (such as growth in sales and earnings) and financial condition (such as working capital, shareholders' equity, and total assets), the timely development and acceptance of new nutritional supplement formulations, trends in the nutritional and healthcare marketplace, anticipated costs and expenses associated with new facilities and additional equipment, availability of financing on reasonable terms, the maintenance and diversification of relationships with clients, the impact of competitive products and pricing, the impact of government regulations, and other risks including those detailed from time-to-time in the Company's SEC reports, including the report on Form 10-K for the year ended
June 30, 1998.

Actual results may differ materially from those projected. These forward-looking statements represent the company's judgment as of the date of this release. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS


FIRST QUARTER OF FISCAL 1998 AND 1997

Net sales increased 41.2% or approximately $5.0 million to approximately $17.0 million for the quarter ended September 30, 1998, from approximately $12.0 million for the quarter ended September 30, 1997. The Company added several new customers subsequent to the first quarter of fiscal 1998 and sales to these customers was the primary reason for the increase. In addition, an increase in sales to certain existing customers through their international distribution channels was partially offset by a decrease in sales to other existing customers.

Sales of products into international markets increased 23.9% to approximately $4.5 million for the quarter ended September 30, 1998, from approximately $3.6 million for the quarter ended September 30, 1997. The increase is primarily the result of existing customers expanding into Asian and European markets.

Income from operations increased 159.9% to approximately $2.5 million for the quarter ended September 30, 1998, from approximately $1.0 million for the quarter ended September 30, 1997. This was primarily due to a $1.5 million increase in gross profit.

Gross profit margins were 27.4% for the quarter ended September 30, 1998, compared to 26.3% for the quarter ended September 30, 1997. The increase in margins was primarily due to purchasing cost efficiencies and efficiencies gained through higher production volume.

Selling, general and administrative expenses decreased as a percentage of revenues to 12.8% for the quarter ended September 30, 1998 from 18.3% for the quarter ended September 30, 1997. The decrease is due to the increase in sales noted above while selling, general and administrative expenses remained consistent in absolute dollars at approximately $2.2 million.

Net earnings increased 154% or $.9 million to approximately $1.5 million for the quarter ended September 30, 1998 from approximately $.6 for the quarter ended September 30, 1997. The increase in net earnings was due primarily to increased sales and improved gross profit margins.

Diluted earnings per share increased 127% for the quarter ended September 30, 1998 to $.25 from $.11 for the quarter ended September 30, 1997.

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

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


During the quarter ended September 30, 1998, the Company purchased a new financial and manufacturing software system which, in management's judgment, will support the Company's continued growth and expansion. The Company expects to implement its new computer systems by March 31, 1999; the Company has also begun an assessment of the potential for Year 2000 problems with embedded microprocessors in its production equipment. The Company estimates that it will have incurred approximately $1 million in costs, of which approximately $100,000 will be charged directly to expense, by the end of its 1999 fiscal year to replace its financial and manufacturing software systems and to remediate or replace embedded microprocessors in its production equipment. This amount will be funded from internally generated cash flows.

The Company has received some preliminary information concerning the Year 2000 readiness of some of its vendors of goods and services. It expects to engage in discussions with its most significant vendors during the balance of 1998 and 1999 in an attempt to determine the extent to which the Company is vulnerable to those vendors' possible failure to become Year 2000 ready. Furthermore, a reasonably likely worse case scenario would be if one or more of the Company's most significant vendors of goods and services, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, experienced a material disruption in business and this caused the Company to experience a material disruption in business. Such a disruption could have a material adverse effect on the results of operations, liquidity and financial condition of the Company. The Company is currently developing contingency plans to address unavoided or unavoidable Year 2000 risks and expects to create such a plan during the balance of 1998 and 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had working capital of approximately $19.7 million and borrowings available under revolving lines of credit of $3.0 million. As of September 30, 1998, there were no borrowings under these lines.

For the quarter ended September 30, 1998, net cash provided by operating activities was approximately $1.8 million compared to net cash used in operating activities of approximately $.2 million for the quarter ended September 30, 1997. This increase of approximately $2.0 million was due primarily to an increase in net earnings, a decrease in accounts receivable, and an increase in income taxes payable partially offset by decreases in accounts payable and the increase in inventory. Current maturities of long-term debt and capital leases amounted to approximately $64,000 which the Company expects to pay out of working capital.

The Company has revolving line of credit agreements permitting borrowings up to $3.0 million, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate. The present loan agreement with the bank contains financial covenants concerning limitations on maintenance of debt, certain financial ratio's and other matters, for all of which the Company is in full compliance as of November 13, 1998. The lines of credit expire on January 19, 1999; management expects such lines to be renewed in the normal course of business.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



Capital expenditures for the quarter ended September 30, 1998 amounted to approximately $1.6 million primarily in connection with the building improvements in progress at the Company's new headquarters building and the purchases of additional encapsulation and other production equipment to expand the Company's output capacity. The Company anticipates capital expenditures of approximately $12.0 million during fiscal 1999. These planned expenditures relate primarily to building improvements for the Company's new headquarters building, which is expected to be occupied in early 1999, and a warehouse and blending facility, which was leased in August 1998. These expenditures are expected to be paid from a combination of cash holdings, net cash provided by operating activities in fiscal 1999, borrowings under the Company's lines of credit with its bank, and anticipated long term debt or equity financing. If these financing alternatives become unavailable, the Company may be required to defer or restrict certain commercial activities or delay or eliminate expenditures for certain of its potential products and/or markets.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information"
("SFAS 131"). SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments and also establishes standards for related disclosures about products and services, geographic areas, and major customers. These statements are effective for years beginning after December 15, 1997. The Company does not expect that the adoption of SFAS Nos. 131 and 132 will result in disclosures that will be materially different from those previously included in its financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risks relating to changes in interest rates and stock market fluctuations.

At September 30, 1998, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments, principally comprised of government backed money market funds, are subject to interest rate risk and will decline in value if interest rates increase. The Company also maintains a short-term investment portfolio containing common stocks that are subject to market risk. The Company has not used derivative financial instruments in its investment portfolio.

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

ITEM 2. CHANGES IN SECURITIES

During the quarter ending September 30, 1998, 38,390, 61,610, and 19,166 common shares were issued pursuant to employee stock option exercises under the 1992 Incentive Stock Option Plan, the 1992 Nonqualified Stock Option Plan and the 1994 Nonqualified Stock Option Plan, respectively. These shares were issued pursuant to an effective registration statement.


ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES


None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.


ITEM 5. OTHER INFORMATION


None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits: The following exhibits are filed herewith:


27.0. Financial Data Schedule

27.1 Restated - Financial Data Schedule for the Three Months Ended September 30, 1997.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATURAL ALTERNATIVES INTERNATIONAL, INC.





 MARK A. LE DOUX             Date:  November 13, 1998
-----------------
Mark A. Le Doux
Chief Executive Officer
Assistant Treasurer