Form 10-Q
period 1998-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1999-02-16
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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


                                    6,053,507

     (Number of shares of common stock of the registrant outstanding as of
                               January 31, 1999)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                    ASSETS

                                                  December 31          June 30
                                                     1998                1998
                                                  ------------       ------------
                                                  (unaudited)
Current Assets:

    Cash and cash equivalents                      $ 6,142,382       $ 4,714,212
    Accounts receivable - less allowance for
      doubtful accounts of $704,000 at
      December 31, 1998 and
      $1,073,000 at June 30, 1998                    8,767,091        12,558,731
    Inventories                                      9,011,139        11,504,936
    Tax Refund Receivable                              171,260                --
    Notes receivable - current portion                 393,397           399,307
    Prepaid expenses                                   878,475           594,054
    Deferred income taxes                              854,000           854,000
    Deposits                                           670,501           641,573
    Other current assets                               683,385           229,308
                                                   -----------       -----------

           Total Current Assets                     27,571,630        31,496,121
                                                   -----------       -----------

Property and equipment, net                         12,941,574        10,531,865
                                                   -----------       -----------

Other Assets:

    Investments                                         52,215            61,971
    Notes receivable, less current portion             150,072           160,273
    Other noncurrent assets, net                       981,725           737,049
                                                   -----------       -----------

           Total Other Assets                        1,184,012           959,293
                                                   -----------       -----------

TOTAL ASSETS                                       $41,697,216       $42,987,279
                                                   ===========       ===========



                                   (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                           BALANCE SHEETS (continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              December 31          June 30
                                                                 1998                1998
                                                             ------------        ------------
                                                             (unaudited)
Current Liabilities:
     Accounts payable                                        $  8,773,955        $ 12,301,859
     Current installments of long-term debt                        48,452              46,501
     Current installments of capital lease obligation               9,536              23,542
     Income taxes payable                                              --             378,055
     Accrued compensation and employee benefits                   242,819             438,242
                                                             ------------        ------------
            Total Current Liabilities                           9,074,762          13,188,199

Deferred income taxes                                             500,000             500,000
Long-term debt, less current installments                         952,615             977,375
Long-term pension liability                                       662,564             662,564
                                                             ------------        ------------

            Total Liabilities                                  11,189,941          15,328,138
                                                             ------------        ------------

Stockholders' Equity:
     Preferred stock; $.01 par value; 500,000 shares                   --                  --
       authorized; none issued or outstanding
     Common stock; $.01 par value; 8,000,000 shares
       authorized; issued and outstanding 5,889,375 at
       December 31, 1998 and 5,768,209 at June 30, 1998            58,894              57,682
     Additional paid-in capital                                10,840,312           9,756,822
     Retained earnings                                         19,795,177          17,892,778
     Less common stock in treasury, 13,000 shares
       at December 31, 1998, at cost                             (133,120)                 --
     Accumulated other comprehensive income                       (53,988)            (48,141)
                                                             ------------        ------------

                                                             $ 30,507,275        $ 27,659,141
                                                             ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 41,697,216        $ 42,987,279
                                                             ============        ============



          See accompanying notes to unaudited financial statements.

                   NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        PART I - FINANCIAL INFORMATION

                            STATEMENTS OF EARNINGS
                                 (Unaudited)


                                               For the Three Months Ended                For the Six Months Ended
                                                      December 31                              December 31
                                            --------------------------------        --------------------------------
                                               1998                 1997                1998                1997
                                            ------------        ------------        ------------        ------------
Net sales                                   $ 17,317,129        $ 16,297,341        $ 34,302,931        $ 28,329,917

Cost of goods sold                            14,051,710          11,854,780          26,383,403          20,726,002
                                            ------------        ------------        ------------        ------------

 GROSS PROFIT                                  3,265,419           4,442,561           7,919,528           7,603,915

Selling, general &
  administrative expenses                      2,641,756           2,185,333           4,814,871           4,391,977
                                            ------------        ------------        ------------        ------------

 INCOME FROM OPERATIONS                          623,663           2,257,228           3,104,657           3,211,938
                                            ------------        ------------        ------------        ------------

Other income (expense):
  Interest income                                 38,000              55,268              97,677              91,068
  Interest expense                               (22,035)            (28,296)            (43,935)            (58,386)
  Other, net                                          --             (52,177)                 --             (52,177)
                                            ------------        ------------        ------------        ------------

                                                  15,965             (25,205)             53,742             (19,495)
                                            ------------        ------------        ------------        ------------

EARNINGS BEFORE
 INCOME TAXES                                    639,628           2,232,023           3,158,399           3,192,443

Income taxes                                     257,000             869,000           1,256,000           1,231,000
                                            ------------        ------------        ------------        ------------

              NET EARNINGS                  $    382,628        $  1,363,023        $  1,902,399        $  1,961,443
                                            ============        ============        ============        ============


NET EARNINGS PER COMMON SHARE:

   Basic                                    $       0.06        $       0.25        $       0.32        $       0.36
                                            ============        ============        ============        ============

   Diluted                                  $       0.06        $       0.24        $       0.31        $       0.35
                                            ============        ============        ============        ============





          See accompanying notes to unaudited financial statements.

                   NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        PART I - FINANCIAL INFORMATION

                      STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)

                                                                                                     Accumulated
                                    Common Stock        Additional                                    Other
                                --------------------       Paid-in       Retained     Treasury      Comprehensive
                                 Shares      Amount       Capital        Earnings      Stock           Income             Total
                                ---------    -------    -----------    -----------   --------      -------------      ------------
Balance, June 30, 1998           5,768,209   $57,682    $ 9,756,822    $17,892,778         --         ($48,141)       $ 27,659,141

Issuance of common stock
upon exercise of employee
stock options                      121,166     1,212        644,176             --         --               --             512,268

Income tax benefit from
stock options exercised                 --        --        439,314             --         --               --             439,314

Treasury Stock purchased                --        --             --             --   (133,120)              --            (133,120)

Net unrealized loss on
investments                             --        --             --             --         --           (5,847)             (5,847)

Net earnings                            --        --             --      1,902,399         --               --           1,902,399
                                 ---------   -------    -----------    -----------   --------         --------        ------------
Balance, December 31, 1998       5,889,375   $58,894    $10,840,312    $19,795,177  ($133,120)        ($53,988)       $ 30,507,275
                                 =========   =======    ===========    ===========   ========         ========        ============






            See accompanying notes to unaudited financial statements.

                   NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        PART I - FINANCIAL INFORMATION

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                               For the Six Months
                                                                Ended December 31
                                                            1998               1997
                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                         $ 1,902,399        $ 1,961,443
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Bad debt provision                                   155,000            180,000
        Tax benefit on option exercise                       439,314             51,500
        Depreciation and amortization                        818,052            721,536
        (Gain) loss on disposal of assets                         --             52,177
        Other                                                 (3,827)           (14,206)
     Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                3,636,640             31,361
        Inventories                                        2,493,797         (2,494,784)
        Tax refund receivable                               (171,260)           842,209
        Prepaid expenses                                    (284,421)          (293,523)
        Deposits                                             (28,928)           243,926
        Prepaid income taxes                                      --            (51,845)
        Other assets                                              --             21,029
      (Decrease) increase in:
        Accounts payable                                  (3,520,584)           461,435
        Income taxes payable                                (378,055)                --
        Accrued compensation and employee benefits          (195,423)          (136,271)
                                                         -----------        -----------

        Net Cash Provided by Operating Activities        $ 4,862,704        $ 1,575,987



                                                                     (continued)
                                       6

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                      STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                                                                      For the Six Months
                                                                      Ended December 31
                                                                   1998               1997
                                                               -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment               $        --        $    65,000
    Capital expenditures                                        (3,227,763)        (1,840,129)
    Issuance of notes receivable                                   (22,000)            (4,625)
    Repayment of notes receivable                                   38,529             47,337
    Other assets                                                  (698,753)                --
                                                               -----------        -----------

    Net Cash Used in Investing Activities                      ($3,909,985)       ($1,732,417)
                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt and capital leases                  (36,815)          (231,017)
    Issuance of common stock                                       645,388            203,000
    Payments to acquire treasury stock                            (133,120)                --
                                                               -----------        -----------

    Net Cash Provided by Financing Activities                  $   475,453        ($   28,017)
                                                               -----------        -----------

    Net Increase (Decrease) in Cash and Cash Equivalents       $ 1,428,170        ($  184,447)

    Cash and Cash Equivalents at Beginning of Period             4,714,212          3,469,739
                                                               -----------        -----------
Cash and Cash Equivalents at End of Period
                                                               $ 6,142,382        $ 3,285,292
                                                               ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the six months for:
        Interest                                                    41,993             43,780
        Income Taxes                                             1,196,000            764,000




            See accompanying notes to unaudited financial statements.

                   NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        PART I - FINANCIAL INFORMATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998. The results of operations for the periods ended December 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Certain amounts in prior period financial statements have been reclassified to conform to the current period financial statements.



NOTE 2 - INVENTORIES

Inventories are comprised of the following:


                       December 31         June 30
                          1998              1998
                       -----------       -----------
Raw materials          $ 5,560,586       $ 7,049,954
Work in progress         2,693,508         3,971,315
Finished goods             757,045           483,667
                       -----------       -----------

                       $ 9,011,139       $11,504,936
                       ===========       ===========


NOTE 3 - Comprehensive Net Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income " (SFAS 130) in the first quarter of fiscal year 1999. SFAS 130 establishes new standards for the reporting and presentation of comprehensive income and its components. Comprehensive net income presented below includes net unrealized gains (losses) on investments.

                                             For the three months      For the six months
                                              ended December 31,       ended December 31,
                                             --------------------    ----------------------
                                               1998        1997         1998         1997
                                             -------    ---------    ---------    ---------
Net Earnings                                 382,628    1,363,023    1,902,399    1,961,443
Unrealized gain (loss) on investment           1,900           --       (5,847)          --
                                             -------    ---------    ---------    ---------
Comprehensive income                         384,528    1,363,023    1,896,552    1,961,443
                                             =======    =========    =========    =========

                   NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        PART I - FINANCIAL INFORMATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 4 - NET EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, and diluted earnings per share is computed using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options and warrants account for the additional weighted average shares of common stock outstanding for the Company's diluted earnings per share computation. Basic and diluted earnings per share have been calculated as follows:


                                       For the three months ended December 31            For the six months ended December 31
                                       -------------------------------------             --------------------------------
                                          1998                    1997                        1998               1997
                                       -----------            -------------               ------------        -----------
NUMERATOR:
Net earnings - Numerator for basic
and diluted earnings per share --
income available to common
shareholders                             $  382,628              $1,363,023               $1,902,399          $1,961,443
                                         ==========              ==========               ==========          ==========

DENOMINATOR:
Denominator for basic
earnings per share - weighted
average shares                            5,893,483               5,442,644                5,862,209           5,438,780

Effect of dilutive securities -
employee stock options                      145,751                 239,781                  261,091             229,374
                                         ----------              ----------               ----------          ----------

Denominator for diluted earnings
per share - adjusted weighted
average shares and assumed
conversions                               6,039,234               5,682,425                6,123,300           5,668,154
                                         ==========              ==========               ==========          ==========
Basic earnings per share                 $     0.06              $     0.25               $     0.32          $     0.36

Diluted earnings per share               $     0.06              $     0.24               $     0.31          $     0.35


                   NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        PART I - FINANCIAL INFORMATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS




NOTE 5 - MAJOR CUSTOMERS

The Company had substantial sales to four separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have an adverse impact on the Company's revenues and earnings in the short-term. Sales by customer, representing 10% or more of the respective period's total net sales, are shown below by industry segment.

                                        Three Months Ended                                        Six Months Ended
                          December 31, 1998            December 31, 1997          December 31, 1998          December 31, 1997
                     -------------------------      ----------------------     -----------------------   -------------------------
                          Sales by                       Sales by                  Sales by                    Sales by
 Industry Segment         Customer        %(a)           Customer     %(a)         Customer       %(a)         Customer      %(a)
-------------------  -----------------    ----      ----------------- ----     ----------------- -----   ------------------  ----
Multi-level
 Distribution:
   Customer 1            $ 6,349,330       37%          $ 6,203,914    38%       $11,315,833       33%       $10,967,245       39%
   Customer 2              2,772,874       16%            3,402,785    21%         6,236,362       18%         5,426,722       19%
   Customer 3                (b)                          1,551,380    10%            (b)                      2,921,536       10%
                         -----------       --           -----------    --        -----------       --        -----------       --
                           9,122,204       53%           11,158,079    69%        17,552,195       51%        19,315,503       68%
Retail Distribution:
   Customer 4              4,654,776       27%               (b)                   7,577,485       22%            (b)
                         -----------       --           -----------    --        -----------       --        -----------       --

                         $13,776,980       80%          $11,158,079    69%       $25,129,680       73%       $19,315,503       68%
                         ===========       ==           ===========    ==        ===========       ==        ===========       ==

(a) Percent of total net sales.
(b) Net sales for the period were less than 10% of total net sales.

                   NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        PART I - FINANCIAL INFORMATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties including the future levels of corporate expenses, effects of management changes, ability to obtain facility licenses to manufacture pharmaceutical products, trends in financial performance (such as growth in sales and earnings), timely development and acceptance of new nutritional supplement products, anticipated costs and expenses associated with new facilities and additional equipment, the ability to effectively diversify the Company's channels of distribution and increase value-added content to its products, the ability to timely act upon opportunities that add revenues and enhance margins, the maintenance and diversification of relationships with clients, the impact of competitive products and pricing, the impact of government regulations, and other risks including those detailed from time-to-time in the company's SEC reports, including the reports on Form 10-K for fiscal years ended June 30, 1998.

These forward-looking statements represent the company's judgment as of the date of this release. The Company disclaims, however, any intent or obligation to update these forward-looking statements


RESULTS OF OPERATIONS


SECOND QUARTER OF FISCAL 1999 AND 1998

Net sales increased 6.3% or approximately $1.0 million to approximately $17.3 million for the quarter ended December 31, 1998, from approximately $16.3 million for the quarter ended December 31, 1997. The increase was attributed to increased sales to existing customers.

Sales of products into international markets increased 27.9% to approximately $5.5 million for the quarter ended December 31, 1998, from approximately $4.3 million for the quarter ended December 31, 1997. The increase is primarily the result of existing customers expanding into Asian and European markets.

Gross profit margins were 18.9% for the quarter ended December 31, 1998, compared to 27.3% for the quarter ended December 31, 1997. The decrease in margins was due primarily to honoring sales obligations with materials that exceeded original cost parameters, liquidating excess inventories of slow moving items at or below cost, and inventory write-downs.

Selling, general and administrative expenses increased as a percentage of sales to 15.3% for the quarter ended December 31, 1998 from 13.4% for the quarter ended December 31, 1997. The increase is due primarily to consulting and other fees related to changes in the Company's management structure, and costs associated with upgrading the company's financial and manufacturing information systems.

Income from operations decreased 72.4% to approximately $0.6 million for the quarter ended December 31, 1998, from approximately $2.3 million for the quarter ended December 31, 1997. This was due primarily to an approximate $1.2 million decrease in gross profit and an approximate $0.5 million increase in selling, general and administrative expenses.

Net earnings decreased 71.9% or approximately $1.0 million to approximately $0.4 million for the quarter ended December 31, 1998 from approximately $1.4 for the quarter ended December 31, 1997. The decrease in net earnings was due primarily to lower gross profit margins and increased operating expenses.

Diluted earnings per share decreased 75% for the quarter ended December 31, 1998 to $.06 from $.24 for the quarter ended December 31, 1997.

                   NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        PART I - FINANCIAL INFORMATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

Net sales increased 21.1% or approximately $6.0 million to approximately $34.3 million for the six months ended December 31, 1998, from approximately $28.3 million for the six months ended December 31, 1997. The Company added several new customers subsequent to the first quarter of fiscal 1998 and sales to these customers, in addition to increased sales to certain existing customers through their international distribution channels, was the primary reason for the increase.

Sales of products into international markets increased 34.3% to approximately $10.7 million for the six months ended December 31, 1998, from approximately $8.0 million for the six months ended December 31, 1997. The increase is primarily the result of existing customers expanding into Asian and European markets.

Gross profit margins were 23.1% for the six months ended December 31, 1998, compared to 26.8% for the six months ending December 31, 1997. The decrease in margins was due primarily to honoring sales obligations with materials that exceeded original cost parameters, liquidating excess inventories of slow moving items at or below cost, and inventory write-downs.

Selling, general and administrative expenses decreased as a percentage of sales to 14.0% for the six months ended December 31, 1998 from 15.5% for the six months ending December 31, 1997. While selling, general and administrative expenses increased, in absolute dollars, to approximately $4.8 million, the dollar increase was at a lower rate relative to the increase in sales noted above.

Income from operations decreased 3.3% to approximately $3.1 million for the six months ended December 31, 1998, from approximately $3.2 million for the six months ended December 31, 1997. This was due primarily to an approximate $0.4 million increase in operating expenses and lower gross profit margins.

Net earnings decreased 3.0% or $0.1 million to approximately $1.9 million for the six months ended December 31, 1998 from approximately $2.0 for the six months ended December 31, 1997. The decrease in net earnings was due primarily to increased operating expenses.

Diluted earnings per share decreased 11.4% for the six months ended December 31, 1998 to $.31 from $.35 for the six months ended December 31, 1997.

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

During the quarter ended December 31, 1998, the Company began the implementation of a new financial and manufacturing software system which, in management's judgment, is Year 2000 compliant and will support the Company's continued growth and expansion. The Company expects to implement its new computer systems during the fourth quarter of its 1999 fiscal year, and the Company will continue to assess the potential for Year 2000 problems with embedded microprocessors in its production equipment. The Company estimates that it will have incurred approximately $1 million in costs, of which approximately $100,000 will be charged directly to operating expenses, by the end of its 1999 fiscal year to replace its financial and manufacturing software systems and to remediate or replace embedded microprocessors in its production equipment. This amount will be funded from internally generated cash flows.

                   NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        PART I - FINANCIAL INFORMATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


The Company has received some preliminary information concerning the Year 2000 readiness of some of its vendors of goods and services. It expects to engage in discussions with its most significant vendors during 1999 in an attempt to determine the extent to which the Company is vulnerable to those vendors' possible failure to become Year 2000 ready. Furthermore, a reasonably likely worse case scenario would be if one or more of the Company's most significant vendors of goods and services, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, experienced a material disruption in business and this caused the Company to experience a material disruption in business. Such a disruption could have a material adverse effect on the results of operations, liquidity and financial condition of the Company. The Company is currently developing contingency plans to address unavoided or unavoidable Year 2000 risks and expects to create such a plan during the balance of calendar year 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had working capital of approximately $18.5 million and borrowings available under revolving lines of credit of $3.0 million. As of December 31, 1998, there were no borrowings under these lines.

For the six months ended December 31, 1998, net cash provided by operating activities was approximately $4.9 million compared to net cash provided by operating activities of approximately $1.6 million for the six months ended December 31, 1997. This increase of approximately $3.3 million was due primarily to decreases in accounts receivable and inventories, partially offset by a decrease in accounts payable. Current maturities of long-term debt and capital leases at December 31, 1998 amounted to approximately $58,000 which the Company expects to pay out of working capital.

The Company has revolving line of credit agreements permitting borrowings up to $3.0 million, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate. The present loan agreement with the bank contains financial covenants concerning limitations on maintenance of debt, certain financial ratio's and other matters, for all of which the Company is in full compliance as of February 12, 1999. The lines of credit expire on January 19, 2000; management expects such lines to be renewed in the normal course of business.

Capital expenditures for the six months ended December 31, 1998 amounted to approximately $3.2 million. These expenditures were made primarily in connection with the building improvements in progress at the Company's new headquarters building and its new warehouse and blending facility, and includes the purchase of encapsulation and other production equipment to expand the Company's output capacity. The Company anticipates capital expenditures of approximately $6.5 million during fiscal 1999. These expenditures are expected to be paid from a combination of cash holdings, net cash provided by operating activities in fiscal 1999, borrowings under the Company's lines of credit with its bank, and anticipated long term debt or equity financing. If these financing alternatives become unavailable, the Company may be required to defer or restrict certain commercial activities or delay or eliminate expenditures for certain of its potential products and/or markets. The Company is currently assessing the feasibility of long term use of the headquarter facility and are evaluating options for an alternative use of the facility.

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

At December 31, 1998, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments, principally comprised of government backed money market funds, are subject to interest rate risk and will decline in value if interest rates increase. The Company also maintains an investment portfolio containing common stocks that are subject to market risk. The Company has not used derivative financial instruments in its investment portfolio.

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


ITEM 5. OTHER INFORMATION


None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits: The following exhibits are filed herewith:


27.0. Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATURAL ALTERNATIVES INTERNATIONAL, INC.





MARK A. LE DOUX                         Date: February 12, 1998
-------------------------
Mark A. Le Doux
Chief Executive Officer
Assistant Treasurer