Form 10-Q
period 1999-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1999-05-17
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Yes [X] No [ ]



                                    6,002,375

               (Number of shares of common stock of the registrant
                        outstanding as of April 30,1999)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                     ASSETS

                                                              March 31           June 30
                                                                1999              1998
                                                            --------------    --------------
                                                             (unaudited)
Current Assets:

     Cash and cash equivalents                                $2,683,394        $4,714,212
     Accounts receivable - less allowance for doubtful

     accounts of $665,000 at March 31, 1999 and
     $1,073,000 at June 30, 1998                               5,726,961        12,558,731
     Inventories                                               6,624,282        11,504,936
     Tax refund receivable                                       388,260                --
     Notes receivable - current portion                          385,202           399,307
     Prepaid expenses                                            719,813           594,054
     Deferred income taxes                                       854,000           854,000
     Deposits                                                    888,336           641,573
     Other current assets                                        313,950           229,308
                                                             -----------       -----------

            Total Current Assets                              18,584,198        31,496,121
                                                             -----------       -----------

Property and equipment, net                                   11,277,714        10,531,865
                                                             -----------       -----------

Other Assets:

     Investments                                                 202,215            61,971
     Notes receivable, less current portion                      187,203           160,273
     Deferred income taxes                                     2,667,000                --
     Other noncurrent assets, net                                980,840           737,049
                                                             -----------       -----------

            Total Other Assets                                 4,037,258           959,293
                                                             -----------       -----------

TOTAL ASSETS                                                 $33,899,170       $42,987,279
                                                             ===========       ===========

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                           BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              March 31              June 30
                                                                1999                 1998
                                                             -------------      -------------
                                                             (unaudited)
Current Liabilities:
      Accounts payable                                         $2,687,643         $12,301,859
      Current installments of long-term debt                       49,460              46,501
      Current installments of capital lease obligation              1,954              23,542
      Income taxes payable                                             --             378,055
      Accrued compensation and employee benefits                  369,977             438,242
                                                             ------------        ------------

             Total Current Liabilities                          3,109,034          13,188,199

Deferred income taxes                                             500,000             500,000
Long-term debt, less current installments                         939,870             977,375
Accrual for lease termination and other                         2,742,000                  --
Long-term pension liability                                       662,564             662,564
                                                             ------------        ------------

             Total Liabilities                                  7,953,468          15,328,138
                                                             ------------        ------------

Stockholders' Equity:
      Preferred stock; $.01 par value; 500,000 shares                  --                  --
        authorized; none issued or outstanding
      Common stock; $.01 par value; 8,000,000 shares
        authorized; issued and outstanding 6,002,375 at
        March 31, 1999 and 5,768,209 at June 30, 1998              60,024              57,682
      Additional paid-in capital                               11,301,812           9,756,822
      Retained earnings                                        15,474,416          17,892,778
      Common stock in treasury, 137,500 shares at
        March 31, 1999, at cost                                  (836,562)                 --
      Accumulated other comprehensive loss                        (53,988)            (48,141)
                                                             ------------        ------------

             Total Stockholders' Equity                        25,945,702          27,659,141
                                                             ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $33,899,170         $42,987,279
                                                             ============        ============




            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                For the Three Months Ended             For the Nine Months Ended
                                                        March 31                               March 31
                                            --------------------------------        --------------------------------
                                               1999                 1998                1999                1998
                                            ------------        ------------        ------------        ------------
Net sales                                   $ 13,122,768        $ 18,960,255        $ 47,425,699        $ 47,290,172

Cost of goods sold                            11,231,951          13,737,005          37,615,354          34,463,007
                                            ------------        ------------        ------------        ------------

 GROSS PROFIT                                  1,890,817           5,223,250           9,810,345          12,827,165

Selling, general &
  administrative expenses                      9,143,478           2,246,932          13,958,347           6,638,910
                                            ------------        ------------        ------------        ------------

 INCOME (LOSS) FROM OPERATIONS                (7,252,661)          2,976,318          (4,148,002)          6,188,255
                                            ------------        ------------        ------------        ------------

Other income (expense):
  Interest income                                 50,995              50,625             148,671             141,693
  Interest expense                               (20,735)            (26,961)            (64,670)            (85,347)
  Other, net                                      17,639               7,747              17,639             (44,429)
                                            ------------        ------------        ------------        ------------

                                                  47,899              31,411             101,640              11,917
                                            ------------        ------------        ------------        ------------

EARNINGS (LOSS) BEFORE
 INCOME TAXES                                 (7,204,762)          3,007,729          (4,046,362)          6,200,172

Income tax (benefit) expense                  (2,884,000)          1,184,000          (1,628,000)          2,415,000
                                            ------------        ------------        ------------        ------------

              NET EARNINGS (LOSS)           ($ 4,320,762)       $  1,823,729        ($ 2,418,362)       $  3,785,172
                                            ============        ============        ============        ============


NET EARNINGS (LOSS) PER COMMON SHARE:

   Basic                                    $      (0.73)       $       0.33        $      (0.41)       $       0.69
                                            ============        ============        ============        ============

   Diluted                                  $      (0.73)       $       0.31        $      (0.41)       $       0.66
                                            ============        ============        ============        ============



            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    For the Nine Months
                                                                       Ended March 31
                                                                   1999            1998
                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                       ($2,418,362)       $ 3,785,172
     Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
         Bad debt provision                                        454,089            270,000
         Tax benefit on option exercise                            439,314          1,240,500
         Depreciation and amortization                           1,214,721          1,117,273
         Deferred income taxes                                  (2,667,000)          (821,000)
         Gain on disposal of assets                                     --             52,177
         Accrual for lease termination and other                 2,742,000                 --
         Other                                                     (20,943)                --
     Changes in operating assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                     6,377,681         (3,289,953)
         Inventories                                             4,880,654         (3,033,985)
         Tax refund receivable                                    (388,260)           842,209
         Prepaid expenses                                         (125,759)          (195,096)
         Deposits                                                 (246,763)            48,898
         Other assets                                             (198,799)                --
       (Decrease) increase in:
         Accounts payable                                       (9,598,710)         1,325,245
         Income taxes payable                                     (378,055)           323,749
         Accrued compensation and employee benefits                (68,265)            (4,691)
                                                               -----------        -----------
         Net Cash Provided by Operating Activities             $   217,285        $ 1,440,756



                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                      STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                                                                                 For the Nine Months
                                                                                    Ended March 31
                                                                               1999               1998
                                                                            -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                           $        --        $    65,000
     Capital expenditures                                                    (1,960,570)        (2,819,355)
     Issuance of notes receivable                                              (334,799)            (4,625)
     Repayment of notes receivable                                              306,468             55,942
     Other assets                                                              (474,524)             4,879
                                                                            -----------        -----------

     Net Cash Used in Investing Activities                                   (2,463,425)        (2,698,159)
                                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt and capital leases                              (56,134)          (248,225)
     Issuance of common stock                                                 1,108,018          1,435,249
     Payments to acquire treasury stock                                        (836,562)                --
                                                                            -----------        -----------

     Net Cash Provided by Financing Activities                                  215,322          1,187,024
                                                                            -----------        -----------

     Net Decrease in Cash and Cash Equivalents                               (2,030,818)           (70,379)

     Cash and Cash Equivalents at Beginning of Period                         4,714,212          3,469,739
                                                                            -----------        -----------
Cash and Cash Equivalents at End of Period
                                                                            $ 2,683,394        $ 3,399,360
                                                                            ===========        ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the nine months for:
         Interest                                                                62,636             65,343
         Income Taxes                                                         1,196,000          1,194,000



            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

Certain amounts in prior period financial statements have been reclassified to conform to the current period financial statements.



NOTE 2 - INVENTORIES

Inventories are comprised of the following:


                        March 31           June 30
                          1999              1998
                       -----------       -----------
Raw materials          $ 3,034,666       $ 7,049,954
Work in progress         2,726,625         3,971,315
Finished goods             862,991           483,667
                       -----------       -----------

                       $ 6,624,282       $11,504,936
                       ===========       ===========


NOTE 3 - Comprehensive Net Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income " (SFAS 130) in the first quarter of fiscal year 1999. SFAS 130 establishes new standards for the reporting and presentation of comprehensive income and its components. Comprehensive income presented below includes net unrealized gains (losses) on investments.

                                     For the three months ended March 31  For the nine months ended March 31
                                     ----------------------------------   ----------------------------------
                                         1999                1998              1999               1998
                                     --------------     ---------------   ---------------     --------------
Net Earnings (Loss)                     (4,320,762)          1,823,729        (2,418,362)         3,785,172
Unrealized gain (loss) on investments            -                   -            (5,847)                 -
                                     --------------     ---------------   ---------------     --------------

Comprehensive income                    (4,320,762)          1,823,729        (2,424,209)         3,785,172
                                     ==============     ===============   ===============     ==============

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 4 - NET EARNINGS PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the period, and diluted earnings (loss) per share is computed using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options and warrants account for the additional weighted average shares of common stock outstanding for the Company's diluted earnings per share computation. Basic and diluted earnings (loss) per share have been calculated as follows:


                                               For the three months ended March 31   For the nine months ended March 31
                                                  ------------------------------       ------------------------------
                                                     1999                1998             1999                1998
                                                  ------------        ----------       ------------        ----------
NUMERATOR:
Net earnings (loss) - Numerator for
basic and diluted earnings (loss) per share
- income available to common
shareholders                                      $ (4,320,762)       $1,823,729       $ (2,418,362)       $3,785,172
                                                  ============        ==========       ============        ==========

DENOMINATOR:
Denominator for basic
earnings (loss) per share - weighted
average shares                                       5,931,764         5,566,956          5,884,973         5,481,539

Effect of dilutive securities -
employee stock options                                      --           352,963                 --           270,877
                                                  ------------        ----------       ------------        ----------

Denominator for diluted earnings
(loss) per share - adjusted weighted
average shares and assumed
conversions                                          5,931,764         5,919,919          5,884,973         5,752,416
                                                  ============        ==========       ============        ==========

Basic earnings (loss) per share                   $      (0.73)       $     0.33       $      (0.41)       $     0.69

Diluted earnings (loss) per share                 $      (0.73)       $     0.31       $      (0.41)       $     0.66



Options and warrants totaling 364,333 and 449,038 shares were excluded from the calculation of diluted earnings (loss) per share for the three and nine month periods ended March 31, 1999, respectively, since the effect of their inclusion would be anti-dilutive.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS




NOTE 5 - MAJOR CUSTOMERS

The Company had substantial sales to three separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have an adverse impact on the Company's revenues and earnings in the short-term. Sales by customer, representing 10% or more of the respective period's total net sales, are shown below by industry segment.


                                                 Three Months Ended
                                   March 31, 1999                   March 31, 1998
                             ---------------------------     ---------------------------
                                Sales                          Sales
Industry Segment             by Customer        %(a)         by Customer        %(a)
                             -----------     -----------     -----------     -----------
Multi-level Distribution:
   Customer 1                $ 4,100,060              31%    $ 7,667,015              40%
   Customer 2                  3,645,632              28%      2,575,031              14%
                             -----------     -----------     -----------     -----------

                               7,745,692              59%     10,242,046              54%
Retail Distribution:
   Customer 3                  1,648,946              13%      2,127,283              11%
                             -----------     -----------     -----------     -----------


                             $ 9,394,638              72%    $12,369,329              65%
                             ===========     ===========     ===========     ===========

                                              Nine Months Ended
                                  March 31, 1999                  March 31, 1998
                            ---------------------------     --------------------------
                              Sales                           Sales
Industry Segment            by Customer        %(a)         by Customer        %(a)
                            -----------     -----------     -----------     ----------
Multi-level Distribution:
   Customer 1               $15,415,893              33%    $18,634,260            39%
   Customer 2                 9,831,994              21%      8,001,753            17%
                            -----------     -----------     -----------     ----------

                             25,247,887              54%     26,636,013             56%
Retail Distribution:
   Customer 3                 9,226,431              19%            (b)
                            -----------     -----------     -----------     ----------


                            $34,474,318              73%    $26,636,013             56%
                            ===========     ===========     ===========     ==========



         (a) Percent of total net sales.
         (b) Net sales for the period were less than

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Information provided in this Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations and beliefs concerning future events, including, among other things, expectations and beliefs with respect to future financial and operating results, anticipated growth in revenues and profit margins, improvements in management personnel, the impact of European operations, and the utilization of inventories and facilities. The Company wishes to caution and advise readers that these statements involve risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-K.


RESULTS OF OPERATIONS


THIRD QUARTER OF FISCAL 1999 AND 1998

Net sales decreased 30.8%, or approximately $5.8 million, to approximately $13.1 million for the quarter ended March 31, 1999, from approximately $19.0 million for the quarter ended March 31, 1998. The majority of the decrease was attributed to weakened market demand for products, in particular diminished demand for herbal products.

Sales of products into international markets increased 38.6% to approximately $3.7 million for the quarter ended March 31, 1999, from approximately $2.6 million for the quarter ended March 31, 1998. The increase reflects the continued expansion into Asian and European markets by the Company's existing customers.

Gross profit margins were 14.4% for the quarter ended March 31, 1999, compared to 27.5% for the quarter ended March 31, 1998. The decrease in margins was due primarily to the following: reduced industry demand, which resulted in depressed market prices and profit margins; liquidation of inventories of slow moving items at or below cost; and inventory write-downs to net realizable value.

Selling, general and administrative expenses increased as a percentage of sales to 69.7% for the quarter ended March 31, 1999 from 11.9% for the quarter ended March 31, 1998. The increase is due primarily to current period charges of approximately $5.6 million, related to the following: approximately $5.0 million for estimated costs attributed to the Company's decision to sublease, and not occupy, its proposed new facility in Carlsbad, California; and approximately $0.6 million for severance expenses related to management restructuring. In addition, selling, general and administrative expenses increased for the three months ended March 31, 1999 due to costs associated with upgrading the Company's financial and manufacturing information systems.

The elements discussed above combined to result in an operating loss of approximately $7.3 million for the quarter ended March 31, 1999, compared to operating income of approximately $3.0 million for the quarter ended March 31, 1998. The Company incurred a diluted loss per share for the quarter ended March 31, 1999 of ($.73) compared to diluted earnings per share of $.31 for the quarter ended March 31, 1998.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Net sales remained relatively constant at approximately $47.4 million for the nine months ended March 31, 1999, compared to approximately $47.3 million for the nine months ended March 31, 1998. The Company experienced increased sales due to the addition of several new customers subsequent to the first quarter of fiscal 1998. However, increased sales to these customers was offset by weakened market demand for products, in particular diminished demand for herbal products, which resulted in reduced sales to certain existing customers during the quarter ended March 31, 1999.

Sales of products into international markets increased 34.0% to approximately $14.2 million for the nine months ended March 31, 1999, from approximately $10.6 million for the nine months ended March 31, 1998. The increase reflects the continued expansion into Asian and European markets by the Company's existing customers.

Gross profit margins were 20.7% for the nine months ended March 31, 1999, compared to 27.1% for the nine months ended March 31, 1998. The decrease in margins was due primarily to the following: reduced industry demand, which resulted in depressed market prices and profit margins; honoring pricing structures with materials that exceeded original cost parameters; liquidation of excess inventories of slow moving items at or below cost; and inventory write-downs to net realizable value.

Selling, general and administrative expenses increased as a percentage of sales to 29.4% for the nine months ended March 31, 1999 from 14.0% for the nine months ended March 31, 1998. The increase is due primarily to charges recognized during the quarter ended March 31, 1999 of approximately $5.6 million, related to the following: approximately $5.0 million for estimated costs attributed to the Company's decision to sublease, and not occupy, its proposed new facility in Carlsbad, California; and approximately $0.6 million for severance expenses related to management restructuring. In addition, selling, general and administrative expenses increased for the nine months ended March 31, 1999 due to costs associated with upgrading the Company's financial and manufacturing information systems.

The elements discussed above combined to result in an operating loss of approximately $4.1 million for the nine months ended March 31, 1999, compared to operating income of approximately $6.2 million for the nine months ended March 31, 1998. The Company incurred a diluted loss per share for the nine months ended March 31, 1999 of ($.41) compared to diluted earnings per share of $.66 for the nine months ended March 31, 1998.




YEAR 2000 ISSUES

The year 2000 issue ("Year 2000 Issue") is the result of computer programs being written using two digits rather than four digits to represent the year and affects both information technology (IT) and non-IT systems. Thus, computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including among others, a temporary inability to process certain data or engage in similar normal business activities.

PLAN AND STATUS. The Company's plan to resolve the Year 2000 Issue involves four phases: assessment, remediation, testing and implementation. The Company has completed its assessment of its IT systems. The Company expects to implement its new computer systems during the fourth quarter of its 1999 fiscal year which is represented by the manufacturer as Year 2000 compliant. The Company is

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



completing its assessment of non-IT systems, most of which are equipment used in production. Systems identified as not being Year 2000 compliant will be brought into compliance by upgrading either the software or hardware. The Company expects to begin remediation, testing and to be fully implemented by the end of the first quarter of its 2000 fiscal year.

While the Company has queried its significant suppliers, vendors and other outside parties and will continue to monitor their Year 2000 compliance status, the Company has no means of ensuring that suppliers, vendors and other outside parties will be Year 2000 ready. The inability of suppliers, vendors and other outside parties (including the government) to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by suppliers, vendors and outside parties is not determinable.

COSTS: The Company estimates that it will have incurred approximately $1 million in costs, of which approximately $100,000 will be charged directly to expense, by the end of its 1999 fiscal year to replace its financial and manufacturing software systems and to remediate or replace embedded microprocessors in its production equipment. The Company anticipates that it will be able to fund its costs from current funds available for operations. If, however, the costs are higher than anticipated, this could have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS. While management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner, as noted above, the Company has not completed all necessary phases of the Year 2000 program for compliance. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely effect the Company. The Company is unable to estimate if it has any potential liability or potential lost revenue at this time. There can be no assurance that the Company will not discover Year 2000 compliance issues that will have a material adverse effect on the Company's business, results of operations and financial condition.



LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had working capital of approximately $15.5 million and borrowings available under revolving lines of credit of $3.0 million. As of March 31, 1999, there were no borrowings under these lines.

For the nine months ended March 31, 1999, net cash provided by operating activities was approximately $0.2 million compared to net cash provided by operating activities of approximately $1.4 million for the nine months ended March 31, 1998. This decrease of approximately $1.2 million was due primarily to the net loss for the quarter and the decrease in accounts payable. This decrease was partially offset by decreases in accounts receivable and inventories. Current maturities of long-term debt and capital leases at March 31, 1999 amounted to approximately $51,000 which the Company expects to pay out of working capital.

The Company has revolving line of credit agreements permitting borrowings up to $3.0 million, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate. The present loan agreement with the bank contains financial covenants concerning limitations on maintenance of debt, certain financial ratio's and other matters, for all of which the Company is in full compliance as of March 31, 1999. The lines of credit expire on January 19, 2000; management expects such lines to be renewed in the normal course of business.

Capital expenditures for the nine months ended March 31, 1999 amounted to approximately $2.0 million.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


These costs were charged to expense during the quarter ended March 31, 1999 as the Company decided to sublease, and not occupy, this facility. Additional expenditures relate to building improvements for the Company's new warehouse and blending facility, and the purchase of encapsulation and other production equipment to expand the Company's output capacity. The Company anticipates capital expenditures of approximately $6.0 million during fiscal 1999. These expenditures are expected to be paid from a combination of cash holdings, net cash provided by operating activities in fiscal 1999, borrowings under the Company's lines of credit with its bank, and anticipated long term debt or equity financing. If these financing alternatives become unavailable, the Company may be required to defer or restrict certain commercial activities or delay or eliminate expenditures for certain of its potential products and/or markets.



NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 is effective for the Company's fiscal year ending June 30, 2000 and is not expected to have a material effect on the Company's financial position or results of operations.

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

At March 31, 1999, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments, principally comprised of government backed money market funds, are subject to interest rate risk and will decline in value if interest rates increase. The Company also maintains an investment portfolio containing common stocks that are subject to market risk. The Company has not used derivative financial instruments in its investment portfolio.

The Company's only long-term debt at March 31, 1999 is comprised of a note payable to a bank, secured by the Company's corporate office building, with a total balance of approximately $1.0 million. Due to the fixed rate nature of this note, an immediate 10% change in interest rates would not have a material impact on the Company's financial position or the results of its operations.

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

ITEM 2. CHANGES IN SECURITIES

During the quarter ending March 31, 1999, 100,000 common shares were issued pursuant to stock option exercises by an outside third party and 124,500 shares were repurchased by the Company as Treasury Stock.


ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES


None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.


ITEM 5. OTHER INFORMATION


None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits: The following exhibits are filed herewith:


    27.0. Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATURAL ALTERNATIVES INTERNATIONAL, INC.





 MARK A. LE DOUX             Date:  May 13 , 1999
-----------------

Mark A. Le Doux
Chief Executive Officer
Assistant Treasurer