Form 10-K
period 1999-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1999-09-28
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

   For the fiscal year ended JUNE 30, 1999   Commission file number 0-15701

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.


Incorporated in Delaware                                             84-1007839
1185 Linda Vista Drive, San Marcos, California                 (I.R.S. Employer
92069                                                       Identification No.)
(760) 744-7340



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

                                    Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of 3,429,077 shares of voting stock held by non-affiliates (assuming for this purpose that all officers and directors, and affiliates of directors, are affiliates) of the Registrant was approximately $16,074,000 based on the closing sale price as of September 22, 1999.

At September 22, 1999, the Registrant had outstanding 5,759,875 shares of Common Stock, $.01 par value.

                       Documents Incorporated by Reference

                                      NONE

                                     PART I

ITEM 1. BUSINESS

Natural Alternatives International, Inc. and its subsidiaries (referred to collectively herein as the "Company") is engaged in the formulation and production of encapsulated and tablet vitamins and related nutrients including phytochemicals derived from botanicals and foods. The Company provides clinical studies assessment, assistance with international product registration, packaging and delivery system design, customer-specific nutritional product formulation and a host of other marketing related services for its clients. The Company seeks to further its customers' objectives by assisting them in expanding their market share through a variety of special programs and services. There are no fees charged or revenues generated from these marketing related services, which are generally provided before orders for product are obtained.

Management believes its technically advanced facilities, laboratory and quality control capabilities are a major factor in solidifying existing customer relationships and adding new customers. The recognized standards for manufacturing nutritional products should, in the opinion of management, assist the Company in serving its present and future customers. The United States Pharmacopeia compendia (USP) contain specifications for vitamin and mineral supplements. This USP monograph has long been the basis for determining the strength, quality, purity, packaging and labeling of drugs and related articles. The Company currently has the technical and quality control expertise to conform to all aspects of USP specifications. Conformance with USP specifications allows the Company to use the USP designation on products manufactured for its customers, which have the USP designation.

The Company's growth strategy is to introduce new products, attract and retain preferred customers, and enter new markets. The Company believes that it can successfully implement this growth strategy by continuing to capitalize on its operating strengths: science-based products; a strong research and development program; in-house manufacturing; and an experienced management team.

RECENT MANAGEMENT CHANGES

The Company experienced a significant change in its management during fiscal 1999. Mark LeDoux, founder and CEO of the Company, assumed the role of President in January 1999. David Lough was appointed Executive Vice President with responsibility for all corporate operations. Douglas E. Flaker was appointed Vice President of Marketing, Business Development and Strategic Planning. David
K. Shunick was appointed Vice President of Operations.

William P. Spencer, who served as a Director, President and Chief Financial Officer of the Company, and Jane Schlosberg, formerly Director of Marketing and Corporate Relations are no longer employed by the Company. Mr. Spencer resigned as a director of the Company on June 29, 1999.

PRODUCTS AND MANUFACTURING

The Company is engaged in the research, design and manufacture of nutritional supplements for others engaged in commerce in a variety of distribution channels
- both domestic and international. The Company purchases raw materials in bulk from qualified vendors, and, after quality control testing, encapsulates or compresses them into solid dosage forms of either chewable wafers or tablets. The Company utilizes contract manufacturers, in accordance with the Company's specifications and standards, to package the product for shipment.

RESEARCH AND DEVELOPMENT

The primary emphasis of the Company's research and development activities is the development of new products and enhancement of existing products. In addition, the Company continuously produces pilot or sample runs of products to ensure stability or efficacy and to determine ingredient interaction and prospective customer acceptance. The Company has implemented stringent quality control procedures to verify that all products comply with established specifications and standards. Research of this type is a part of the operating expenses incurred by the Company, and the associated costs have not been significant.

                                     PART I

COMPETITION AND BUSINESS RISKS

The Company's products are sold in domestic and foreign markets in competition with other companies. The vitamin and nutritional supplement industry is highly competitive, and competition continues to increase. Competition for the sale of vitamins and supplements comes from many sources, including companies which sell vitamins to supermarkets, large chain discount retailers, drug store chains and independent drug stores, health food stores, pharmaceutical companies and others which sell to wholesalers, mail order vendors and network marketing companies. The Company does not believe it is possible to accurately estimate the number or size of its many competitors since the vitamin industry is largely privately held.

The Company believes that competition among manufacturers of vitamin and supplement products is based, among other things, on price, timely delivery, product quality, safety, availability, product innovation and assistance in marketing and customer service. The competitive position of the Company will also depend upon continued acceptance of its products, its ability to attract and retain qualified personnel, future governmental regulations affecting vitamins and nutritional supplements, and publication of vitamin product safety and efficacy studies by the government and authoritative health and medical authorities.

The Company's operations are subject to the risks normally associated with manufacturing vitamins and nutritional products, including shortage of certain raw materials and damage to property or injury to persons.

SOURCE AND AVAILABILITY OF RAW MATERIALS

Raw materials used in the Company's products consist of nutrient powders, empty gelatin capsules, and necessary components for packaging and distribution of finished vitamin and nutritional supplement products. The nutrient powders and the empty gelatin capsules are purchased from manufacturers in the United States, including foreign entities, some of which have operations in the United States. To date, the Company has not experienced any difficulty in obtaining adequate sources of supply. Although there can be no assurance that the Company will continue to be able to obtain adequate sources in the future, the Company believes that it will be able to do so.

MAJOR CUSTOMERS

Nu Skin International, NSA International and Pharmavite together represented 71% of the Company's sales for the year ended June 30, 1999. Loss of any of these customers could have an adverse impact on the Company's revenues and earnings until the Company could replace these sales. If the Company was unable to replace the sales to any of these customers, it would have a material adverse impact on the business and operations of the Company. No other customer represented 10% or more of the Company's sales for the year ended June 30, 1999.

EMPLOYEES

The Company employs 121 individuals, with five employed in executive positions, eleven in the area of research, laboratory and quality control, eleven in sales and marketing, while the remaining employees are engaged in production and administration. The Company has never experienced a work stoppage, and none of its employees are currently represented by a union or any other form of collective bargaining unit. The Company believes its relations with its employees are excellent.

                                     PART I

GOVERNMENT REGULATION

The formulation, manufacturing, packaging, labeling, advertising and distribution of the Company's products are subject to regulation by one or more federal agencies, including the Federal Drug Administration (FDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC), the United States Department of Agriculture (DOA) and the Environmental Protection Agency (EPA). These activities are also regulated by various agencies of the states and localities in which the Company's products are sold, including without limitation the California Department of Health Services, Food and Drug branch. The FDA in particular regulates the advertising, labeling and sales of vitamin and mineral supplements and may take regulatory action concerning medical claims, misleading or untruthful advertising, and product safety issues. These regulations include the FDA's Good Manufacturing Practices (GMPs) for foods. Detailed dietary supplement GMPs have been proposed but no regulations have been adopted. Additional regulations for the implementation of the Dietary Supplement Health and Education Act of 1994 (DSHEA) requirements for dietary supplement labeling were adopted.

The Company may be subject, from time to time, to additional laws or regulations administered by the FDA or other Federal, State or foreign regulatory authorities, or more stringent interpretations of current laws or regulations in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the Company to: reformulate certain products to meet new standards; recall or discontinue certain products not able to be reformulated; expand documentation of the properties of certain products; expand or provide different labeling and scientific substantiation; or, impose additional recordkeeping requirements. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial position.

ITEM 2. PROPERTIES

The Company's corporate and manufacturing facilities consist of approximately 123,000 square feet and are located in San Marcos and Vista, California. Of this space, the Company owns approximately 29,500 square feet and leases the remaining space. Approximately 68,000 square feet is used for production related activities, 35,000 square feet is used for warehousing, 5,000 square feet is used for laboratory and product development, and 15,000 square feet is used for offices.

In August 1997, the Company entered into a 15-year lease agreement under which the lessor was to construct a build-to-suit 82,000 square foot office and manufacturing facility in Carlsbad, California. In March 1999, the Company made the decision to sublease, and not occupy, the partially completed facility. In the third quarter of fiscal 1999, the Company recorded a $2.3 million charge for impairment of leasehold assets and an accrual of $2.7 million representing the present value of the excess of future lease payments over estimated sub-lease income. The Company is seeking tenants for the facility.

The Company entered into two new lease agreements during fiscal year 1999 for two adjacent buildings located in Vista, California. The facilities are leased from an unaffiliated third party and consist of a total of approximately 74,000 square feet. The lease for the first building commenced in August 1998 under a 5-year lease agreement and consists of approximately 54,000 square feet to be utilized as a warehousing and blending facility. The lease for the second building commenced in March 1999 under a 3.5-year lease agreement for the rental of approximately 20,000 square feet to be utilized as a warehouse and packaging facility. The consolidation of warehousing space is expected to increase operating efficiencies to allow the Company to meet demand for its products. The Company will continue to utilize its facilities in San Marcos for production.

                                     PART I

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                             PART II

ITEM  5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: NAII. The common stock of the Company had previously been traded on the American Stock Exchange (AMEX) since November 17, 1992, under the stock symbol NAI. The table below sets forth the high and low sales prices of the Company's stock for fiscal 1999 and 1998.


                                                               High            Low

First Quarter Ended September 30, 1998                       $26.625         $12.125

Second Quarter Ended December 31, 1998                       $15.063         $ 9.125

Third Quarter Ended March 31, 1999                           $14.000         $ 4.188

Fourth Quarter Ended June 30, 1999                           $ 5.125         $ 3.125



First Quarter Ended September 30, 1997                       $ 9.750         $ 7.000

Second Quarter Ended December 31, 1997                       $10.813         $ 7.250

Third Quarter Ended March 31, 1998                           $22.500         $17.625

Fourth Quarter Ended June 30, 1998                           $24.500         $16.000


As of June 30, 1999, the approximate number of holders of common stock was 4,000.

The Company has never paid a dividend on its common stock. It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

                                Five-Year Summary
                  (Not Covered by Independent Auditors' Report)
--------------------------------------------------------------------------------


                                                                    Year Ended June 30

                                       1999               1998              1997              1996              1995
                                   ------------       ------------      ------------      ------------      ------------
Net Sales                          $ 57,429,898       $ 67,894,305      $ 49,444,221      $ 47,621,804      $ 37,388,254

Income (Loss) from Operations      $ (4,937,345)      $  9,622,478      $  1,815,072      $  5,263,376      $  3,637,522

Net Earnings (Loss)                $ (2,923,340)      $  5,871,765      $  1,119,920      $  3,222,317      $  2,028,059

 Net Earnings (Loss) Per
 Common Share:

   Basic                           $      (0.50)      $       1.06      $       0.21      $       0.61      $       0.39

   Diluted                         $      (0.50)      $       1.00      $       0.20      $       0.58      $       0.37

Current Assets                     $ 23,240,014       $ 30,642,121      $ 18,857,979      $ 15,710,135      $ 14,722,929

Total Assets                       $ 38,596,023       $ 42,987,279      $ 28,108,756      $ 23,561,191      $ 21,193,780

Long-Term Debt and Capital
 Lease Obligations, Less
 Current Installments              $    926,864       $    977,375      $  1,123,898      $  1,324,920      $  1,114,828

Stockholders' Equity               $ 25,090,460       $ 27,659,141      $ 18,699,487      $ 17,159,586      $ 13,278,255


                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains certain "forward-looking statements" as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future financial and operating results, anticipated growth in revenues and profit margins, improvements in management personnel, the impact of European operations, and the utilization of inventories and facilities, statements concerning industry performance, the Company's operations, economic performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to government regulation, the effect of adverse publicity, litigation, the centralized location of the Company's manufacturing operations, availability of raw materials, risks associated with international operations, competition, product liability claims, volatility of stock price and those factors described in this and other Company filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales decreased 15.4% or $10.5 million to $57.4 million in fiscal 1999 from $67.9 million in 1998. Management believes the decrease in sales is attributable to increased product and price competition in the nutritional supplement market as well as increased competition for new distributors. In addition, sales growth was negatively impacted by the reduction in market demand for several herbal products, resulting in depressed market prices. The Company expects competition to remain strong for the foreseeable future.

Sales of products by our customers into international markets increased 18.8% to $17.7 million in 1999 from $14.9 million in 1998. The increase is primarily the result of existing customers continued expansion into Asian and European markets through their international distribution channels. Management believes that the expansion into international markets should continue and net sales to these markets should increase as a percentage of total net sales.

For the year ended June 30, 1999, the Company experienced an increase in cost of goods sold, as a percentage of sales, to 78.4% compared to 72.4% for the prior year. The increase was primarily due to liquidation of excess or slow moving inventories at or below cost and inventory write-downs to net realizable values, caused by depressed market prices due to reduced industry demand. The increase in cost of goods sold resulted in a reduction of gross profit margins to 21.6% in fiscal 1999 compared to 27.6% in fiscal 1998.

Selling, general and administrative expenses increased as a percentage of net sales to 21.4% in 1999 from 13.4% in 1998, increasing in absolute dollars to $12.3 million in fiscal 1999 from $9.1 million in 1998. The percentage increase was due primarily to the fixed nature of selling, general and administrative expenses and the decrease in net sales as noted above. The increase in absolute dollars was due to: upgrades in systems and computers related to Y2K compliance; expenses related to management restructuring; and higher rents in connection with entering into additional leases for new blending, warehousing and packaging facilities. Additionally, professional fees increased because of increased activity in seeking additional manufacturing agreements.

                                                                     (continued)

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998 (continued)

The Company recorded charges related to a lease obligation of approximately $5,000,000 during the fiscal year ended June 30, 1999. The expense relates to the Company's decision to sublease, and not occupy, a partially completed office and manufacturing facility in Carlsbad, California. In the third quarter of fiscal 1999, the Company recorded a $2.3 million charge for impairment of leasehold assets and an accrual of $2.7 million representing the present value of the excess of future lease payments over estimated sub-lease income. The Company is seeking tenants for the facility.

The Company's loss from operations was approximately $4.9 million compared to income from operations of $9.6 million in 1998. This was due to an approximate $6.3 million decrease in gross profit, approximately $3.2 million increase in selling, general and administrative expenses, and the approximate $5 million provision for loss on lease obligation and other expense.

The Company incurred a net loss for fiscal 1999 of approximately $2.9 million compared to net income of $5.9 million in fiscal 1998. This loss was due to the reasons described above. Diluted loss per common share was ($.50) in fiscal 1999 compared to diluted earnings per common share of $1.00 in 1998.

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

Sales of products into international markets increased to $14.9 million in 1998 from $1.9 million in 1997. The increase was primarily the result of existing customers expanding into Asian and European markets.

Income from operations increased 430% to $9.6 million in 1998. This was due to a $8.3 million increase in gross profit offset by a $.5 million increase in selling, general and administrative expenses.

Gross profit margins were 27.6% and 21.1% in fiscal 1998 and 1997, respectively. The 1997 gross profit margin was substantially below historical margins because of the following factors: shifts in product sales mix toward lower profit margin products, rising costs of certain raw materials, increased costs for subcontracted packaging, change in ownership of a customer that resulted in a substantial write-off of packaging materials, and the write-off of raw materials that became obsolete because of customer discontinuance of certain products. The 1998 gross profit margin was slightly higher than historical margins experienced before 1997. The increase is principally due to negotiated raw material savings and improved manufacturing cost efficiencies.

Selling, general and administrative expenses decreased as a percentage of sales to 13.4% in 1998 from 17.4% in 1997, while increasing in absolute dollars to approximately $9.1 million in fiscal 1998 from $8.6 million in 1997. The majority of this increase in selling, general and administrative expenses is due to an increase in employee benefits expense which increased because the defined benefit pension plan adopted as of January 1, 1997 was in effect for a full year in 1998. Additionally, professional fees increased in part because of increased activity in the registration of foreign products. These increases in selling, general and administrative expenses were partially offset by a decline in bad debt expense, which was attributable to a related party customer write-off in fiscal 1997, and a decline in royalty expense because the Company's agreement with the United States Olympic Committee expired in March 1997.

Net other income (expense) was approximately $44,000 in fiscal 1998 compared approximately $25,000 in fiscal 1997.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FISCAL 1998 COMPARED TO FISCAL 1997 (continued)

Net earnings increased by 424% or $4.8 million to $5.9 million in fiscal 1998. This increase was due primarily to the reasons given above and was partially offset by a higher effective income tax rate. The higher effective income tax rate, from 39.1% in 1997 to 39.3% in 1998, was the result of a smaller investment credit applicable to California franchise taxes.

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

STATUS: The Company's plan to resolve the Year 2000 Issue involved four phases: assessment, remediation, testing and implementation. The Company completed its assessment of its IT systems and implemented its new computer software system during the fourth quarter of its 1999 fiscal year. The manufacturer represents this system as Year 2000 compliant. The Company also completed its assessment of non-IT systems, most of which are equipment used in production. Systems identified as not being Year 2000 compliant were brought into compliance by upgrading either the software or hardware. The Company fully implemented these upgrades by the end of its 1999 fiscal year. The Company has determined that its production equipment and alarm, heating, and air-conditioning systems will not be affected by the Year 2000.

The Company's computer staff has queried its significant suppliers, vendors and other outside parties and none of the responses received thus far have indicated any significant deficiencies. The Company will continue to monitor their Year 2000 compliance status, but has no means of ensuring that suppliers, vendors and other outside parties will be Year 2000 ready. The Company's most likely worst case scenario is the inability of suppliers, vendors and other outside parties (including the government) to complete their Year 2000 resolution process in a timely fashion, which could materially impact the Company. The effect of non-compliance by suppliers, vendors and outside parties is not determinable.

COSTS: The Company incurred approximately $1 million in costs, of which approximately $150,000 was charged directly to expense in the 1999 fiscal year to replace its financial and manufacturing software systems and to remediate or replace embedded microprocessors in its production equipment. The Company funded its costs from current funds available from operations. If, however, additional unanticipated costs are incurred, this could have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS: While management of the Company believes it effectively implemented its program to resolve the Year 2000 Issue in a timely manner, as noted above, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely effect the Company. The Company is unable to estimate if it has any potential liability or potential lost revenue at this time. There can be no assurance that the Company will not discover Year 2000 compliance issues that will have a material adverse effect on the Company's business, results of operations and financial condition.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, mainly through net cash provided by operating activities. In addition, the Company has utilized revolving lines of credit and equipment financing and leases. Management plans to pursue additional financing during its fiscal year 2000 to provide the resources necessary to meet currently anticipated funding requirements. There can be no assurance such financing will be available or if it is, on what terms, and if obtained, that it will be adequate to provide resources necessary to meet current requirements.

At June 30, 1999, the Company had working capital of $14,098,000 and borrowings available under revolving lines of credit of $3,000,000. As of June 30, 1999, there were no borrowings under these lines.

In 1999, net cash provided by operating activities was approximately $3,148,000 compared to approximately $3,330,000 for 1998. The net loss was offset by the cumulative effect of a provision for loss on a lease obligation, a decrease in accounts receivable, and a decrease in inventories less the cumulative effect of an increase in deferred income taxes, an increase in tax refund receivable, and a decrease in accounts payable. Current maturities of long-term debt amounted to $50,000, which the Company expects to pay out of working capital.

The Company has revolving lines of credit permitting borrowings up to $3,000,000, which are secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate. These agreements contain financial covenants concerning limitations on maintenance of debt, certain financial ratios and other matters. The lines of credit expire on January 19, 2000; management expects such lines to be renewed in the normal course of business. The Company received a waiver for certain debt covenants for which it was not compliant as of June 30, 1999.

Capital expenditures for 1999 amounted to approximately $5.7 million. These expenditures relate to building improvements for the Company's new warehouse and blending facility, the purchase of production and packaging equipment to expand the Company's output capacity, and leasehold improvements in the Carlsbad facility, which were written off in the third quarter. The Company anticipates capital expenditures of approximately $5.4 million during fiscal 2000. These expenditures are expected to be paid from a combination of cash holdings, net cash provided by operating activities in fiscal 2000, borrowings under the Company's lines of credit with its bank, and anticipated additional financings. If these financing alternatives become unavailable, the Company may be required to defer or restrict certain commercial activities or delay or eliminate expenditures for certain of its potential products and/or markets.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures. Prior years have been restated to conform to the new standard.

In fiscal 1999, the Company adopted Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments and also establishes standards for related disclosures about products and services, geographic areas, and major customers.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The adoption of this Statement will not have a material effect on the Company's consolidated financial statements as the Company does not currently hold any derivative or hedging instruments.

In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up Activities." This Statement requires that all start-up activities, including organizational costs, be expensed as incurred. The Company adopted SOP 98-5 for the year ended June 30, 1999. The effects of adopting this SOP did not have a material impact on consolidated financial position, results of operations or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risks relating to changes in interest rates and stock market fluctuations. At June 30, 1999, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments, principally comprised of government backed money market funds, are subject to interest rate risk and will decline in value if interest rates increase. The Company also maintains a short-term investment portfolio containing common stocks that are subject to market risk. The Company has not used derivative financial instruments in its investment portfolio. The Company believes that its investment in market-risk-sensitive instruments is not material.

Market rate risk related to Long Term Debt is diminimus due to the fixed interest rate and fixed payment structure of the debt.

RISK FACTORS

GOVERNMENT REGULATION

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold. In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals, herbs food, OTC and prescription drugs and cosmetics. The regulations that are promulgated by the FDA relating to the manufacturing process are known as food products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of vitamins, OTC drugs, cosmetics and foods.

The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements which include vitamins, minerals, nutritional supplements and herbs, as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating the active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

                                     PART II

DSHEA provides for specific nutritional labeling requirements for dietary supplements and the FDA's final regulations require that all dietary supplements must be labeled in compliance with the regulations by no later than March 23, 1999. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. The Company anticipates the FDA will finalize CGMPs that are specific to dietary supplements and require at least some of the quality control provisions contained in the CGMPs for drugs. The Company currently manufactures its vitamins and nutritional supplement products in compliance with the applicable food CGMPs.

The FDA has finalized some of its regulations, including those relating to nutritional labeling requirements. The FDA also has under development additional regulations to implement DSHEA. Final labeling regulations may require expanded or different labeling for the Company's vitamin and nutritional products. The Company cannot determine what effect such regulations, when fully implemented, will have on its business in the future. Such regulations could, among other things, require the recall, reformulation or discontinuance of certain products, additional recordkeeping, warnings, notification procedures and expanded documentation of the properties of certain products or scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, fines, product recalls and seizures.

Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into a market or prevent or delay the introduction, or require the reformulation of, certain of the Company's products. In addition, the Company cannot predict whether new domestic or foreign legislation regulating its activities will be enacted. Such new legislation could have a material adverse effect on the Company.

EFFECT OF ADVERSE PUBLICITY

The Company's products consist of vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company. In addition, various scientific studies have suggested the ingredients in some of the Company's products may involve health benefits. The Company believes the growth in the vitamin product business of the last several years may be based on material media attention and various scientific research suggesting potential health benefits for the consumption of certain vitamin products. The Company is highly dependent upon its customers' and consumers' perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies which may not adhere to the same quality standards as the Company. The Company could be adversely affected if any of the Company's products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of products similar to those produced by the Company.

CENTRALIZED LOCATION OF MANUFACTURING OPERATIONS

The Company currently manufactures the vast majority of its products at its manufacturing facilities in San Marcos, California. Accordingly, any event resulting in the slowdown or stoppage of the Company's manufacturing operations or distribution facilities in San Marcos could have a material adverse effect on the Company. The Company maintains business interruption insurance. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that may be incurred from an interruption in the Company's manufacturing and distribution operations.

                                     PART II

RELIANCE ON CERTAIN CUSTOMERS AND CERTAIN PRODUCTS

In fiscal 1999, NuSkin International, NSA International and Pharmavite accounted for approximately 71% of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's sales for fiscal 1999. If one or more of the Company's major customers substantially reduced their volume of purchases from the Company, or if consumer's purchases of vitamins were substantially reduced, the Company's results of operations could be materially adversely affected.

DISTRIBUTION AND MANAGEMENT OF OPERATIONS

In fiscal 1999, the Company leased and initiated development of two additional facilities comprising 74,000 square feet in Vista, California, to be used as warehousing, mixing, blending and packaging facilities. The Company also elected to sublease and not occupy an 82,000 square foot building in Carlsbad, California, developed specifically for the Company. In addition, the Company organized a European subsidiary that leased and developed a 15,000 square foot manufacturing facility in Lugano, Switzerland. During fiscal 1999, the Company also implemented an entirely new software system to manage its materials and manufacturing operations. While the Company believes that these activities will increase the Company's manufacturing and distribution capabilities, there can be no assurance the expected operating improvements will be realized or that these efforts will result in improved sales profit margins or earnings. A significant, unexpected disruption during the implementation of these systems and facilities could have a material adverse effect on the Company's results of operations.

POTENTIAL FOR INCREASED COMPETITION

The market for the Company's products is highly competitive. The Company competes with other vitamin product and OTC pharmaceuticals manufacturers. Among other factors, competition among these manufacturers is based upon price. If one or more manufacturers significantly reduce their prices in an effort to gain market share, the Company's results of operations or market position could be adversely affected. Certain of the Company's competitors, particularly manufacturers of nationally advertised brand name products, are larger and have resources substantially greater than those of the Company. Much speculation has also been made about the potential for increased participation in these markets by major international pharmaceutical companies. In the future, one or more of these companies could seek to compete more directly with the Company by manufacturing and distributing their own or others products or by significantly lowering the prices of their national brand products.

The Company sells substantially all of its vitamin products to customers who sell and distribute the products. Although the Company does not currently participate significantly in other channels such as health food stores, direct mail, internet sales and direct sales, the Company may expand its operations and its products may face competition from such alternative channels as more customers utilize these channels of distribution to obtain vitamin products.

RELIANCE ON CERTAIN SUPPLIERS; AVAILABILITY AND COST OF PURCHASED MATERIALS

The Company purchases from third party suppliers raw materials and certain products that the Company does not manufacture. Although the Company currently has supply arrangements with several suppliers of these ingredients and products, and the Company's purchased materials are generally available from numerous sources, an unexpected interruption of supply could materially adversely affect the Company's results of operations.

                                     PART II

EXPOSURE TO PRODUCT LIABILITY CLAIMS

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces a risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company maintains product liability coverage in the amount of $25 million, including primary product liability and excess liability coverage with deductibles of $25,000 per claim. There can be no assurance product liability insurance will continue to be available at an economically reasonable cost or that the Company's insurance will be adequate to cover liability the Company incurs in respect to product liability claims. See also "Item 3. Legal Proceedings and Product Liability."

RELIANCE ON KEY MANAGEMENT

The operation of the Company requires managerial and operational expertise. The Company does not have long term employment contracts with any of its executives. If, for any reason, key personnel do not continue to be active in the Company management, operations could be adversely affected.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS

The Company's growth may be dependent in part upon its ability to expand its operations and those of its customers into new markets, including international markets. The Company may experience difficulty entering new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things, (1) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company's ability to sell certain products or repatriate profits to the United States, (2) exposure to currency fluctuations, (3) the potential imposition of trade or foreign exchange restrictions or increased tariffs, and (4) economic and political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

LITIGATION INVOLVING PRODUCTS CONTAINING CERTAIN RAW MATERIALS

There can be no assurance that the Company will not be named in actions in the future seeking damages for alleged personal injuries resulting from the ingestion of certain products, and result in the Company becoming a defendant in multiple actions and such an event could have a material adverse impact on the Company.

CONCENTRATION OF OWNERSHIP; CERTAIN ANTI-TAKEOVER CONSIDERATIONS

The Company's directors and executive officers beneficially own approximately 27% of the outstanding Common Stock. Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies and business operations of the Company. The Company's Board of Directors has the authority to approve the issuance of 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company's shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Certain provisions of Delaware law, as well as the issuance of preferred stock, and other "anti-takeover" provisions in the Company's Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy contest, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company's shareholders, and may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

                                     PART II

VOLATILITY OF STOCK PRICE

The Company's stock price has experienced significant volatility over the past two fiscal years. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. Market conditions in the vitamin and nutritional supplement industry and factors such as announcements of new products by the Company, its competitors or third parties, and changes in earnings estimates by analysts, may have a significant effect on the price of the Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data as required by this item are set forth on pages 19 through 43.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the caption "Directors and Executive Officers of the Registrant" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item is included under the caption "Executive Compensation" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(b)  EXHIBITS

        Exhibit 23  Re: Consent of KPMG LLP
        Exhibit 27  Financial Data Schedule

(c)  REPORTS FORM 8-K

        Not Applicable

            NATURAL ALTERNATIVES INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  JUNE 30, 1999


Independent Auditors' Report ........................................................................      20

Consolidated Balance Sheets as of June 30, 1999 and 1998 ............................................      21

Consolidated Statements of Operations and Comprehensive Income (Loss)

 for the years ended June 30, 1999, 1998 and 1997 ...................................................      23

Consolidated Statements of Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997 ....      24

Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997s .............      25

Notes to Consolidated Financial Statements ..........................................................      27

Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1999, 1998 and 1997 ....      43

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. and subsidiaries as of June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

San Diego, California
September 10, 1999

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                                     ASSETS



                                                              1999              1998
                                                           -----------      -----------
Current Assets:
   Cash and cash equivalents                               $ 1,062,894      $ 4,714,212
   Accounts receivable - less allowance for doubtful
     accounts of $472,000 at June 30, 1999 and
     $1,073,000 at June 30, 1998 (Notes F and M)             7,515,320       12,558,731
   Inventories (Notes C and F)                               9,875,961       11,504,936
   Income tax refund receivable (Note I)                     2,229,260             --
   Notes receivable - current portion (Note L)                 127,037          399,307
   Prepaid expenses                                            370,918          399,341
   Deposits                                                  1,265,061          641,573
   Other current assets                                        793,563          424,021
                                                           -----------      -----------

          Total Current Assets                              23,240,014       30,642,121
                                                           -----------      -----------

Property and equipment, net (Notes D, F, G, H, and L)       12,274,065       10,531,865
                                                           -----------      -----------

Other Assets:

   Deferred income taxes (Note I)                            1,979,000          854,000
   Investments (Note E)                                        383,515           61,971
   Notes receivable, less current portion (Note L)             650,617          443,088
   Other noncurrent assets, net                                 68,812          454,234
                                                           -----------      -----------

          Total Other Assets                                 3,081,944        1,813,293
                                                           -----------      -----------

TOTAL ASSETS                                               $38,596,023      $42,987,279
                                                           ===========      ===========

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             JUNE 30, 1999 AND 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                      June 30             June 30
                                                                        1999               1998
                                                                   ------------       ------------
Current Liabilities:
    Accounts payable                                               $  8,305,333       $ 12,301,859
    Current installments of long-term debt (Note G)                      50,486             46,501
    Current installments of capital lease obligation (Note H)                --             23,542
    Income taxes payable (Note I)                                            --            378,055
    Accrued compensation and employee benefits                          786,306            438,242
                                                                   ------------       ------------
           Total Current Liabilities                                  9,142,125         13,188,199

Deferred income taxes (Note I)                                          593,000            500,000
Long-term debt, less current installments (Note G)                      926,864            977,375
Accrual for loss on lease obligation and other (Note L)               2,433,526                 --
Long-term pension liability (Note J)                                    410,048            662,564
                                                                   ------------       ------------
           Total Liabilities                                         13,505,563         15,328,138
                                                                   ------------       ------------
Stockholders' Equity (Note K):

    Preferred stock; $.01 par value; 500,000 shares
       authorized; none issued or outstanding                                --                 --
    Common stock; $.01 par value; 8,000,000 shares
       authorized; issued and outstanding 6,002,375 at
       June 30, 1999 and 5,768,209 at June 30, 1998                      60,024             57,682
    Additional paid-in capital                                       11,236,812          9,756,822
    Retained earnings                                                14,969,438         17,892,778
    Treasury stock, at cost, 212,500 shares at
      June 30, 1999                                                  (1,116,250)                --
    Accumulated other comprehensive loss (Note E)                       (59,564)           (48,141)
                                                                   ------------       ------------
           Total Stockholders' Equity                                25,090,460         27,659,141
                                                                   ------------       ------------
Commitments and contingencies (Notes L and N)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 38,596,023       $ 42,987,279
                                                                   ============       ============



          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997



                                                       1999                1998              1997
                                                   ------------       ------------       ------------
Net sales                                          $ 57,429,898       $ 67,894,305       $ 49,444,221

Cost of goods sold                                   45,010,301         49,157,717         39,019,224
                                                   ------------       ------------       ------------
 GROSS PROFIT                                        12,419,597         18,736,588         10,424,997

Selling, general &
  administrative expenses                            12,309,275          9,114,110          8,609,925

Provision for loss on lease obligation                5,047,667                 --                 --
                                                   ------------       ------------       ------------
 INCOME (LOSS) FROM OPERATIONS                       (4,937,345)         9,622,478          1,815,072
                                                   ------------       ------------       ------------

Other income (expense):

  Interest income                                       185,128            194,781            163,368
  Interest expense                                      (85,158)          (110,337)          (147,373)
  Other, net                                             15,035            (40,157)             8,853
                                                   ------------       ------------       ------------
                                                        115,005             44,287             24,848
                                                   ------------       ------------       ------------

EARNINGS (LOSS) BEFORE
  INCOME TAXES                                       (4,822,340)         9,666,765          1,839,920

Provision for income taxes (benefit) (Note I)        (1,899,000)         3,795,000            720,000
                                                   ------------       ------------       ------------

              NET EARNINGS (LOSS)                    (2,923,340)         5,871,765          1,119,920

Unrealized gain (loss) on investments                   (11,423)             3,109            (36,028)
                                                   ------------       ------------       ------------

Comprehensive Income (loss)                        $ (2,934,763)      $  5,874,874       $  1,083,892
                                                   ============       ============       ============

NET EARNINGS (LOSS) PER COMMON SHARE:

   Basic                                           $      (0.50)      $       1.06       $       0.21
                                                   ============       ============       ============

   Diluted                                         $      (0.50)      $       1.00       $       0.20
                                                   ============       ============       ============


          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997




                                                                                                        Accumulated
                                    Common Stock           Additional                                      Other
                             -------------------------      Paid-in       Retained         Treasury     Comprehensive
                                Shares          Amount      Capital       Earnings           Stock      Income (Loss)     Total
                              ---------        -------     ----------    -----------       --------     ------------   -----------
Balance, June 30, 1996        5,351,875        $53,519     $6,220,196    $10,901,093        $   --        $(15,222)    $17,159,586

Issuance of common
   stock upon exercise of
   employee stock options        77,889            779        369,630             --            --              --         370,409

Income tax benefit from
   stock options exercised           --             --         85,600             --            --              --          85,600

Net unrealized loss on
   investments                       --             --             --             --            --         (36,028)        (36,028)

Net earnings                         --             --             --      1,119,920            --              --       1,119,920
                              ---------        -------     ----------    -----------       --------       ---------    -----------

Balance, June 30, 1997        5,429,764         54,298      6,675,426     12,021,013            --         (51,250)     18,699,487

Issuance of common
   stock upon exercise of
   employee stock options       338,445          3,384      1,646,202             --            --              --       1,649,586

Income tax benefit from
   stock options exercised           --             --      1,435,194             --            --              --       1,435,194

Net unrealized gains on
   investments                       --             --             --             --            --           3,109           3,109

Net earnings                         --             --             --      5,871,765            --              --       5,871,765
                              ---------        -------     ----------    -----------       --------       ---------    -----------

Balance, June 30, 1998        5,768,209         57,682      9,756,822     17,892,778            --         (48,141)     27,659,141

Issuance of common
   stock upon exercise of
   stock options                234,166          2,342      1,105,676             --            --              --       1,108,018

Income tax benefit from
   stock options exercised           --             --        374,314             --            --              --         374,314

Treasury stock purchased             --             --             --             --    (1,116,250)             --      (1,116,250)

Net unrealized loss on
   investments                       --             --             --             --            --         (11,423)        (11,423)

Net loss                             --             --             --     (2,923,340)           --              --      (2,923,340)
                              ---------        -------     ----------    -----------    ----------        ---------    -----------

Balance, June 30, 1999        6,002,375        $60,024    $11,236,812    $14,969,438   $(1,116,250)       $(59,564)    $25,090,460
                              =========        =======    ===========    ===========   ===========        ========     ===========

          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                                                  1999               1998             1997
                                                               ------------      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                            $(2,923,340)      $ 5,871,765       $ 1,119,920

Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
    Bad debt provision                                             566,537           360,000           725,000
    Write-off of notes receivable                                  353,017                --                --
    Tax benefit on option exercise                                 374,314         1,435,194            85,600
    Depreciation and amortization                                1,637,837         1,515,402         1,276,355
    Deferred income taxes                                       (1,032,000)           10,000          (296,000)
    Pension expense, net of contributions                          162,649            88,839           158,560
    Loss on disposal of assets                                       4,634            54,727             3,601
    Loss on investments                                                675                --                --
    Provision for loss on lease obligation,
      net of amounts paid                                        4,739,193                --                --
    Other                                                            9,764           (36,808)          (18,105)
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                        4,476,874        (6,028,610)       (1,747,544)
      Inventories                                                1,628,975        (5,814,086)          708,742
      Tax refund receivable                                     (2,229,260)          842,209          (842,209)
      Prepaid expenses                                              28,423          (189,155)          107,812
      Deposits                                                    (623,488)         (319,304)         (221,756)
    (Decrease) increase in:
      Accounts payable                                          (3,996,526)        5,044,941         2,785,720
      Income taxes payable                                        (378,055)          378,055          (520,246)
      Accrued compensation and employee benefits                   348,064           116,905            40,997
      Customer deposits                                                 --                --            (2,606)
                                                               ------------      -----------       -----------
Net Cash Provided by Operating Activities                      $ 3,148,287       $ 3,330,074       $ 3,363,841
                                                               ------------      -----------       -----------

                                                                     (continued)



                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                                               1999             1998              1997
                                                          ------------      ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment            $    10,000       $    65,000       $    10,000
  Proceeds from sale of investments                               225                --                --
  Capital expenditures                                     (5,700,338)       (3,474,569)       (2,236,165)
  Issuance of notes receivable                               (640,748)           (4,625)         (183,909)
  Repayment of notes receivable                               342,708           142,966           109,262
  Investment purchases                                       (333,867)               --           (20,000)
  Other assets                                               (399,285)         (198,024)          438,037
                                                          ------------      ------------      -----------

  Net Cash Used in Investing Activities                    (6,721,305)       (3,469,252)       (1,882,775)
                                                          ------------      ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings on lines of credit                               700,000                --           443,959
  Payments on lines of credit                                (700,000)               --          (443,959)
  Payments on long-term debt and capital leases               (70,068)         (265,935)         (269,163)
  Issuance of common stock                                  1,108,018         1,649,586           370,409
  Treasury stock acquisitions                              (1,116,250)               --                --
                                                          ------------      ------------      -----------

  Net Cash Provided by Financing Activities                   (78,300)        1,383,651           101,246
                                                          ------------      ------------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents       (3,651,318)        1,244,473         1,582,312

Cash and Cash Equivalents at Beginning of year              4,714,212         3,469,739         1,887,427
                                                          ------------      ------------      -----------

Cash and Cash Equivalents at End of year                  $ 1,062,894       $ 4,714,212       $ 3,469,739
                                                          ============      ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:

     Interest                                             $    84,494       $    99,602       $   147,373
     Income taxes                                           1,196,000         1,494,000         2,289,959
                                                          ============      ============      ===========

  Disclosure of non-cash activities:

     Net unrealized gains (losses) on investments         $   (11,423)      $     3,109       $   (36,028)
     Fixed asset purchases in accounts payable                     --           432,720                --
     Issuance of note receivable for payment of
      account receivable                                           --           100,000                --
     Write-off of notes receivable through the
       allowance for doubtful accounts                             --                --            15,504
                                                          ============      ============      ===========


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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, NAIE Natural Alternatives International Europe, SA. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market (net realizable value). Such costs include raw materials, labor and production overhead.

Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments and are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, generally ranging from 3 to 39 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the improvement or the remaining term of the lease. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 1999, the Company recorded a $2.3 million charge for the impairment of certain assets. See Note L for discussion.

                                                                      (continued

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments, which consist of equity securities, are classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from net earnings and included in Accumulated Other Comprehensive Loss.

Revenue Recognition

Revenue from sales of product, and related cost of products sold, is recognized upon shipment of product at which time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective.

Cost of Goods Sold

Cost of goods sold includes raw material, labor and overhead.

Marketing Costs

In order to attract and retain its customer base, the Company provides a wide range of marketing services to its customers. The Company does not generate fees or revenues from these services and the related costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Stock Option Plans

The Company accounts for its stock-based employee compensation for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as allowed under SFAS 123. Accordingly, compensation cost is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the price the employee must pay to acquire the stock.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, investments, and accounts approximates fair value due to the relatively short maturity of such instruments. The carrying amounts for long-term debt approximate fair value as the interest rates and terms are substantially similar to rates and terms that could be obtained currently for similar instruments.

                                                                      (continued

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

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement requires the presentation of basic earnings (loss) per share, computed using the weighted average number of shares outstanding during the period, and diluted earnings (loss) per share, computed using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for the Company's diluted earnings (loss) per share computation. Basic and diluted earnings (loss) per share have been calculated as follows:



                For the Years Ended June 30, 1999, 1998, and 1997

                                                1999              1998             1997
                                             ------------      -----------      -----------
Numerator:
Net earnings (loss) - Numerator for
  basic and diluted earnings (loss) per
   share - earnings (loss) available to
  common shareholders                        ($2,923,340)      $ 5,871,765      $ 1,119,920
                                             ============      ===========      ===========
Denominator:
Denominator for basic earnings
  (loss) per share - weighted
  average shares                               5,868,159         5,544,337        5,395,438

Effect of dilutive securities -
  employee stock options                              --           322,303          197,638
                                             ------------      -----------      -----------
Denominator for diluted earnings
(loss) per share - adjusted weighted
 average shares with assumed
  conversions                                  5,868,159         5,866,640        5,593,076
                                             ============      ===========      ===========
Basic earnings (loss) per share              $     (0.50)      $      1.06      $      0.21

Diluted earnings (loss) per share            $     (0.50)      $      1.00      $      0.20



Options totaling 142,147 shares were excluded from the calculation of diluted earnings (loss) per share for the year ended June 30, 1999 as the effect of their inclusion would be anti-dilutive.

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with the Company's three largest customers (see Note M). These three customers' receivable balances collectively represent 55% of gross accounts receivable at June 30, 1999 and 57% at June 30, 1998. Concentrations of credit risk related to the remaining accounts receivable balance are limited due to the number of customers comprising the Company's remaining customer base.

Reclassifications

Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 1999 presentation.

B.      INTERNATIONAL SUBSIDIARY

On January 22, 1999, NAIE Natural Alternatives International Europe, SA was incorporated as a wholly-owned subsidiary of the Company, which is based in Switzerland. Operations are expected to commence in the first quarter of fiscal 2000.

C. INVENTORIES

Inventories are comprised of the following at June 30:


                               1999                 1998
                           ----------           -----------
     Raw materials         $6,722,040            $7,049,954
     Work in progress         269,961             3,971,315
     Finished goods         2,883,960               483,667
                           ----------           -----------
                           $9,875,961           $11,504,936
                           ==========           ===========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30:



                                                Life Used For
                                                Depreciation         1999            1998
                                                --------------    -----------     -----------
Land                                                   NA            $392,600        $392,600
Building and building improvements                5 - 39 years      3,232,805       3,140,655
Machinery and equipment                           3 - 15 years     12,784,168      10,077,375
Office equipment and furniture                    5 to 7 years      2,549,478       2,304,243
Equipment under capital leases                         5 Years             --         516,362
Vehicles                                               3 years        178,837          42,684
Leasehold improvements                           5 to 39 years      1,842,313       1,274,076
                                                                  -----------     -----------
Total property and equipment                                       20,980,201      17,747,995
Less accumulated depreciation and amortization                     (8,706,136)     (7,216,130)
                                                                  -----------     -----------
Property and equipment, net                                       $12,274,065     $10,531,865
                                                                  ===========     ===========


At June 30, 1998 accumulated depreciation and amortization includes $477,532 of amortization of equipment under capital leases.

E. INVESTMENTS

Investments consist of marketable securities. Securities held at June 30, 1999 and 1998 are considered "available for sale securities." Securities are valued at $383,515 and $61,971 as of June 30, 1999 and 1998. The security portfolio includes gross unrealized losses, net of tax, of $59,564 and $48,141 at June 30, 1999 and 1998.

F. LINE OF CREDIT AGREEMENTS

The Company has revolving lines of credit agreements permitting borrowings up to $3,000,000, which are secured by the Company's receivables, inventories, equipment, and vehicles and bear interest at the bank's prime rate, which was 7.75% at June 30, 1999. Advances against the revolving lines of credit cannot exceed 70% of eligible receivables. These agreements contain financial covenants concerning limitations on maintenance of debt, certain financial ratios and other matters. The lines of credit expire on January 19, 2000; management expects such lines to be renewed in the normal course of business. There were no amounts outstanding under these credit agreements at June 30, 1999 and 1998, respectively. The Company received a waiver for certain debt covenants for which it was not compliant as of June 30, 1999.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. LONG-TERM DEBT

Long-term debt consisted of the following as of June 30:




                                                                   1999           1998
                                                               -----------    -----------
Note payable to bank, secured by building, interest at 8.25%
  principal and interest payments of $10,769 monthly, due
  2011                                                         $   977,350    $ 1,023,876

Less current installments                                          (50,486)       (46,501)
                                                               -----------    -----------

Long-term debt, less current installments                      $   926,864    $   977,375
                                                               ===========    ===========


            Aggregate amounts of long-term debt maturities as of June 30, 1999 are as follows:

                            2000       $      50,486
                            2001              54,812
                            2002              59,509
                            2003              64,608
                            2004              60,145
                       Thereafter            687,790
                                       -------------

                                       $     977,350
                                       =============


H. CAPITAL LEASE OBLIGATION

The Company leased certain equipment under a capital lease, which expired in fiscal year 1999. The present value of the future minimum capital lease payments as of June 30 are as follows:


                                                                            1999         1998
                                                                          ---------    ---------
 Capital lease payable to AT&T Credit Corporation, secured by phone system, interest at 13%, principal and interest in monthly
 installments of
 $2,504. Lease expired May 1999.                                          $    --      $ 24,964
Less amount representing interest                                              --        (1,422)
                                                                          ---------    ---------

Present value of net minimum lease payments                                    --        23,542

Less current installments                                                      --       (23,542)
                                                                          ---------    ---------

Capital lease obligations - less current installments                     $    --      $     --
                                                                          =========    =========

                           NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.  INCOME TAXES

Income taxes (benefit) for the year ended June 30 consist of the following:


                                 1999           1998              1997
                            ------------    -----------      -----------
Current:
   Federal                 ($  857,000)     $ 3,104,000      $   850,000
   State                       (10,000)         681,000          166,000

                              (867,000)       3,785,000        1,016,000

Deferred:

   Federal                    (689,000)           8,500         (215,000)
   State                      (343,000)           1,500          (81,000)

                            (1,032,000)          10,000         (296,000)

Income taxes (benefit)     ($1,899,000)     $ 3,795,000      $   720,000


The provision (benefit) for deferred income taxes for the year ended June 30 consists of the following:



                                              1999             1998             1997
                                         ------------         -------       -----------

Accrual for loss on lease obligation     $  (971,000)         $    --       $        --
Accelerated depreciation and
   amortization for tax purposes              93,000           13,000           95,000
Increase in valuation allowance                   --               --            2,000
Inventories                                 (106,000)         (24,000)        (131,000)
Bad debt expense                            (245,000)         238,000         (309,000)
Accrued vacation expense                       7,000            1,000          (15,000)
Customer deposits                                 --               --           (1,000)
State income taxes                           232,000         (207,000)          63,000
Other, net                                    14,000          (11,000)              --
Net operating loss carryforward              (56,000)              --               --
                                         ------------         -------       -----------
                                         ($1,032,000)        $  10,000       ($296,000)
                                         ============        =========      ===========

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. INCOME TAXES (continued)

Net deferred tax assets and deferred tax liabilities as of June 30 are as follows:



                                                    1999             1998
                                                  ----------      ---------
Deferred tax assets:
    Accrual for loss on lease obligation          $  971,000       $     --
    Allowance for doubtful accounts                  443,000        198,000
    Accrued vacation expense                          46,000         53,000
    Investment loss carryforward                      36,000         36,000
    State income taxes                                    --        232,000
    Allowance for inventories                        463,000        357,000
    Other, net                                            --         14,000
    Net operating loss carryforward                   56,000             --
                                                  ----------      ---------

    Total gross deferred tax assets                2,015,000        890,000
    Less valuation allowance                          36,000         36,000
                                                  ----------      ---------

    Net deferred tax assets                        1,979,000        854,000

Deferred tax liabilities:

    Accumulated depreciation and amortization        593,000        500,000
                                                  ----------      ---------

    Net deferred tax asset                        $1,386,000     $  354,000
                                                  ==========     ==========


The valuation allowance for deferred tax assets was $36,000 at June 30, 1999 and 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers, among other things, the scheduled reversal of deferred tax liabilities, projected future taxable income, and other planning strategies. In making this assessment, management believes it is more likely than not that the Company will realize the benefit of the deferred tax asset, net of the existing valuation allowance, at June 30, 1999 and 1998.

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. INCOME TAXES (continued)

A reconciliation of income taxes computed by applying the statutory federal income tax rate of 34% to earnings before income taxes for the year ended June 30 is as follows:

                                                        1999            1998          1997
                                                    ------------     ----------     --------
Income taxes (benefit) computed at
  statutory federal income tax rate                 $ (1,640,000)    $3,286,700     $626,000
State income taxes (benefit), net of federal
  income tax benefit (expense)                          (220,000)       451,000       56,000
Increase in valuation allowance                               --             --        2,000
Expenses not deductible for tax purposes                  32,000         35,000       31,000
Other                                                    (71,000)        22,300        5,000
                                                    ------------     ----------     --------
Income taxes (benefit) as reported                  $ (1,899,000)    $3,795,000     $720,000
                                                    ============     ==========     ========
Effective tax rate                                          39.4%          39.3%        39.1%
                                                    ============     ==========     ========

J. EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. All employees with twelve months and at least one thousand hours of service during the twelve-month period are eligible to participate in the plan. The Company may make contributions at the discretion of its Board of Directors. The Company contributed and expensed $167,218, $146,277, and $114,206 in 1999, 1998 and
1997, respectively.

The Company has a "Cafeteria Plan" pursuant to Section 125 of the Internal Revenue Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. The Company recognizes the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed for these benefits totaled $365,613, $241,815, and $228,805 for 1999, 1998 and 1997, respectively.

The Company sponsors a defined benefit pension plan (the "Plan"), which provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 21, 1999, the Company adopted an amendment to freeze benefit accruals of the participants of the Plan, resulting in the recognition of $97,606 of net curtailment gains in 1999. The gain resulted from the net decrease of the Company's benefit obligation. At June 30, 1999, the estimated amortized portion of the unfunded estimated accrued liability for prior service cost, using a 30-year funding period, amounted to $410,048. This amount has been accrued in the current period. The Company's policy is to fund the net pension cost accrued. However, the Company would not contribute an amount less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or more than the maximum tax-deductible amount.

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


J. EMPLOYEE BENEFIT PLANS (continued)

                           Disclosure of Funded Status

The following table sets forth the Plan's funded status and amount recognized in the Company's consolidated balance sheets at June 30, after the effect of curtailment:

                                                          1999                1998
                                                       -----------         -----------
Change in Benefit Obligation
 Benefit obligation at beginning of year               $ 2,084,109         $ 1,207,944
 Service cost                                              527,319             268,815
 Interest cost                                             124,216              84,171
 Plan participant contributions                                 --                  --
 Actuarial (gain)/loss                                     165,610             530,572
 Benefits paid                                                   0              (7,393)
 Effect of curtailment                                  (1,722,023)                 --
                                                       -----------         -----------
 Benefit obligation at end of year                     $ 1,179,231         $ 2,084,109
                                                       ===========         ===========

Change in Plan Assets
 Fair value of plan assets at beginning of year        $   313,750         $        --
 Actual return on plan assets                               18,812               5,368
 Employer contributions                                    436,621             315,775
 Plan participant contributions                                 --                  --
 Benefits paid                                                  --              (7,393)
                                                       -----------         -----------
 Fair value of plan assets at end of year              $   769,183         $   313,750
                                                       ===========         ===========

Reconciliation of Funded Status
 Funded status (under)/over funded                     $  (410,048)        $(1,770,359)
 Unrecognized net actuarial (gain)/loss                         --             529,132
 Unrecognized transition (asset)/obligation                     --                  --
 Unrecognized prior service cost                                --             993,828
                                                       -----------         -----------
 (Accrued)/Prepaid benefit cost                        $  (410,048)        $  (247,399)
                                                       ===========         ===========

Additional Minimum Liability Disclosures
 Accrued benefit liability                             $        --         $  (662,564)
 Intangible asset                                      $        --         $   415,165
 Other comprehensive income, not adjusted
   for applicable income tax                           $        --         $        --

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


J. EMPLOYEE BENEFIT PLANS (continued)

                            Net Periodic Benefit Cost

The Net Periodic Benefit Cost for the fiscal years ending June 30 includes the following components:

                                                           1999           1998
                                                        ----------     ----------
Components of Net Periodic Benefit Cost
  Service cost                                          $  527,319     $  268,815
  Interest cost                                            124,216         84,171
  Expected return on Plan Assets                           (32,078)        (7,681)
  Recognized net actuarial (gain)/loss                      18,110             --
  Amortization of transition (asset)/obligation                 --             --
  Amortization of prior service cost                        59,309         59,309
  Effect of special events (curtailment)                   (97,606)            --
                                                        ----------     ----------
  Net periodic benefit cost                             $  599,270     $  404,614
                                                        ==========     ==========

                        Assumption and Method Disclosures

                                                            1999               1998
                                                        -------------      --------------
Discount rate                                               6.00%              6.00%

Expected long term rate of return                           7.50%              7.50%

Weighted average rate of compensation increase               N/A                N/A

Amortization method                                     Straight-line      Straight-line

K. STOCKHOLDERS' EQUITY

Treasury Stock

In February 1999, the Board of Directors approved a repurchase program of up to 500,000 shares of the Company's common stock. As of June 30, 1999, 199,500 shares had been repurchased under this repurchase approval. In addition, the Company repurchased 13,000 from an officer of the Company, bringing the aggregate amount of repurchases to 212,500 shares of common stock for a total, net of broker fees, of $1,116,250.

Employee Stock Option Plans

Effective June 5, 1992, the Company adopted the 1992 Incentive Stock Option Plan for which 500,000 common shares have been reserved for issuance to officers, directors, and key employees of the Company. The plan provides that no option may be granted at an exercise price less than the fair market value of the common stock of the Company on the date of grant. On September 9, 1993, 200,000 options were granted with an exercise price equal to the fair market value price of $4.875 per share. On January 21, 1998, 300,000 options were granted with an exercise price equal to the fair market value price of $10.50 per share. During 1999, 188,250 of these options were forfeited, and on May 10, 1999 an additional 70,000 options were granted with an exercise price equal to the fair market value price of $3.78 per share.

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K.      STOCKHOLDERS' EQUITY (continued)

Also effective June 5, 1992, the Company adopted the 1992 Nonqualified Stock Option Plan and reserved a total of 250,000 common shares for issuance to officers, employees, and consultants of the Company. On September 9, 1993, 250,000 options were granted with an exercise price equal to the fair market value price of $4.875 per share. All remaining options under this plan were exercised as of June 30, 1999.

Effective December 9, 1994, the Board of Directors approved the 1994 Nonqualified Stock Option Plan for which 500,000 common shares were reserved for issuance to officers, employees, and consultants of the Company. On January 24, 1995, 500,000 options were granted with an exercise price equal to the fair market value price of $4.625 per share. During fiscal 1999, 125,000 of the unexercised options were forfeited.

All stock options under each of the plans have five-year terms and all options become fully vested within three years of their grant date.

Stock option activity during the periods indicated is summarized below:

                                                                 1992            1992           1994
                                                               Incentive     Nonqualified    Nonqualified
                                                                 Plan            Plan            Plan
                                                               ---------     ------------    ------------
Outstanding at June 30, 1996                                    124,002         233,498         489,000
Exercised                                                        27,833          12,556          37,500
                                                                -------        --------         -------
Outstanding at June 30, 1997                                     96,169         220,942         451,500
Exercised                                                        57,778         159,333         121,334
Granted                                                         300,000              --              --
                                                                -------        --------         -------
Outstanding and exercisable at June 30, 1998                    338,391          61,609         330,166
Exercised                                                        38,391          61,609          34,166
Forfeited                                                       188,250              --         125,000
Granted                                                          70,000              --              --
                                                                -------        --------         -------
Outstanding and exercisable at June 30, 1999                    181,750              --         171,000
                                                                =======        ========         =======
Weighted-average exercise price:
  June 30, 1999                                                 $  7.91        $     --         $  4.63
  June 30, 1998                                                 $  9.86        $   4.88         $  4.63

Weighted-average remaining contractual life in years               4.25              --             0.5
Available for grant at June 30, 1999                            118,250              --              --
                                                                =======        ========         =======

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 1999: risk-free interest rate equal to 5.90% at the grant date; dividend yield of zero; expected life of three years; and volatility of 62.1%. The weighted average fair value of options granted during fiscal year 1999 was $1.74. The assumptions used for fiscal 1998 are as follows: risk-free interest rate equal to 5.33% at the grant date; dividend yield of zero; expected life of three years; and volatility of 53.4%. The weighted average fair value of options granted during fiscal year 1998 was $4.27.

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


K. STOCKHOLDERS' EQUITY (continued)

On May 10, 1999, the Board of Directors adopted the 1999 Omnibus Equity Incentive Plan ("1999 Plan") and reserved for issuance thereunder 500,000 shares of common stock for officers, directors, employees and consultants of the Company. The 1999 Plan is subject to shareholder approval which is currently scheduled to be requested at the Annual Meeting of Shareholders on December 6, 1999. No options have been granted under the 1999 Plan.

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock option grants to employees in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) would have been the pro forma amounts indicated below:

                                                         1999           1998
                                                      -----------    -----------
Net earnings (loss), as reported                      $(2,923,340)   $ 5,871,765
Pro forma net earnings (loss)                         $(3,311,091)   $ 5,700,965

Basic earnings (loss) per share, as reported          $     (0.50)   $      1.06
Pro forma basic earnings (loss) per share             $     (0.56)   $      1.03

Diluted earnings (loss) per share, as reported        $     (0.50)   $      1.00
Pro forma diluted earnings (loss) per share           $     (0.56)   $      0.97

Proforma net earnings (loss) reflect only options granted in fiscal years 1999 and 1998 as there were no options granted by the Company during fiscal year 1997 or 1996. The full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the proforma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.

Other Stock Options

On January 24, 1995, the Board of Directors granted 100,000 options with an exercise price of $4.625 in exchange for consulting services and reserved 100,000 common shares. The options were exercised in January 1999.

On March 14, 1997, 45,000 options were granted pursuant to a consulting agreement at prices ranging from $9.00 to $15.00 per share. Consulting expense incurred as a result of these options was $84,000 for the year ended June 30, 1997. None of the options were exercised and all had expired as of June 30, 1999.

L. COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company leases part of its main facilities under leases that are classified as noncancelable operating leases. In August 1997, the Company entered into a 15-year lease agreement under which the lessor was to construct a build-to-suit office and manufacturing facility in Carlsbad, California. Monthly lease payments commenced in November, 1998, at $103,000 per month and are subject to annual inflation adjustments. In March 1999, the Company made the decision to sublease, and not occupy, the partially completed facility. In the third quarter of 1999, the Company recorded a $2.3 million charge for impairment of leasehold assets and an accrual of $2.7 million representing the present value of the excess of future lease payments over estimated sub-lease income. The Company has an option to acquire the facility during the sixth year of the lease.

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L. COMMITMENTS AND RELATED PARTY TRANSACTIONS (continued)

The Company entered into two lease agreements during fiscal year 1999 for adjacent buildings located in Vista, California. The facilities are leased from an unaffiliated third party and consist of a total of approximately 74,000 square feet. The lease for the first building commenced in August 1998 under a 5-year lease agreement and consists of approximately 54,000 square feet to be utilized as a warehousing and blending facility. The lease for the second building commenced in March 1999 under a 3.5-year lease agreement for the rental of approximately 20,000 square feet to be utilized as a packaging facility.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all noncancelable operating leases, including the leases agreements referred to above, (with initial or remaining lease terms in excess of one year) are set forth below:

                2000                              $ 1,838,618
                2001                                1,832,931
                2002                                1,817,001
                2003                                1,850,836
                2004                                1,491,810
          Thereafter                               15,438,588
                                                  -----------
                                                  $24,269,784
                                                  ===========

Rental expense totaled $419,254, $193,018, and $169,079 for the years ended June 30, 1999, 1998 and 1997, respectively.

During 1997, the Company had sales of $14,812 to a company in which a key employee and beneficial owner of 1% of the stock of the Company was formerly the president and part owner. At June 30, 1997, the amount receivable from this company was $775,302, which was fully reserved because the Company had determined the account to be doubtful of collection. The Company recovered $263,400 in the year ended June 30, 1998 and $511,902 was written off in the year ended June 30, 1999.

The Company entered into an agreement with the father-in-law and mother-in-law of the Chief Executive Officer of the Company in December 1991, which provides commissions on sales to a particular customer. The agreement will expire in December 2001. The commission equals 5% of sales, and is capped at $25,000 per calendar quarter, effective January 1, 1993. Amounts paid under this agreement were $100,000 for each of the years ended June 30, 1999, 1998 and 1997. There were no amounts owed under the agreement at June 30, 1999 or 1998.

During fiscal year 1993, the Company entered into an agreement with an unrelated party that required future minimum royalty payments over the term of the contract, which expired December 31, 1996. Amounts paid under this agreement were $154,728 for the year ended June 30, 1997.

Included in notes receivable are notes with the Chief Executive Officer, the Vice President of Science and Technology, the Vice President of Marketing, Business Development and Strategic Management, and the Vice President of Operations. During fiscal 1999, the Company made 6% interest-bearing loans, which are secured by Company stock, for $20,000 each to the Vice President of Science and Technology, the Vice President of Marketing, Business Development and Strategic Management, and the Vice President of Operations. The balances of these notes as of June 30, including accrued interest, are shown below:

                                                             1999         1998
                                                           --------     --------
Chief Executive Officer                                    $ 63,208     $ 84,685
Vice President of Science and Technology                     79,036       52,538
Vice President of Marketing, Business
  Development and Strategic Management                       20,143           --
Vice President of Operations                                 20,143           --

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L. COMMITMENTS AND RELATED PARTY TRANSACTIONS (continued)

In addition, during the year ended June 30, 1999, the Company made a 5-1/2% interest-bearing loan to the Executive Vice President in the amount of $250,000. The loan, including accrued interest, was repaid in February 1999.

During the year ended June 30, 1999, the Company made noninterest-bearing loans to the Chairman of the Board and the former President in the amount of $50,000 and $6,901, respectively. Amounts owed on these loans, which are secured by proceeds from life insurance policies on their respective lives, were $250,000 and $200,000 for the Chairman of the Board and $0 and $82,815 for the former President at June 30, 1999 and 1998, respectively.

M. ECONOMIC DEPENDENCY

The Company had substantial sales to four separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have an adverse impact on the Company's revenues and earnings in the short-term. Sales by customer, representing 10% or more of the respective year's total sales, are shown below:

                         1999                   1998                   1997
                 -------------------    -------------------    -------------------
                   Sales by              Sales by               Sales by
Customer           Customer     %(a)     Customer      %(a)     Customer      %(a)
----------       -----------    ----    -----------    ----    -----------    ----
Customer 1       $18,389,660     32%    $24,914,144     37%    $17,934,985     36%
Customer 2        13,392,763     23%     11,659,906     17%      6,851,560     14%
Customer 3            (b)                    (b)                 5,936,477     12%
Customer 4         9,382,527     16%         (b)                    (b)
                  ----------     --      ----------     --      ----------     --
                  41,164,950     71%     36,574,050     54%     30,723,022     62%

(a) Percent of total sales   (b) Sales for the year were less than 10% of total
sales.

Accounts receivable from these customers totaled $4,396,947 and $7,834,849 at June 30, 1999 and 1998, respectively.


N. CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


O. QUARTERLY DATA (unaudited)

The following is a summary of unaudited quarterly data:

                                                   Year Ended June 30, 1999
                           ----------------------------------------------------------------------------
                           1st Quarter    2nd Quarter    3rd Quarter       4th Quarter        Total
                           -----------    -----------    ------------     ------------     ------------
Net sales                  $16,985,802    $17,317,129    $ 13,122,768     $ 10,004,199     $ 57,429,898
Gross profit                 4,654,109      3,265,419       1,890,817        2,609,252     $ 12,419,597
Net earnings (loss)          1,519,771        382,628      (4,320,762)        (504,977)    $ (2,923,340)

Net earnings (loss) per
  common share:
    Basic                         0.26           0.06           (0.73)           (0.09)           (0.50)
    Diluted                       0.25           0.06           (0.73)           (0.09)           (0.50)

                                           Year Ended June 30, 1998
                    -----------------------------------------------------------------------
                    1st Quarter    2nd Quarter    3rd Quarter    4th Quarter       Total
                    -----------    -----------    -----------    -----------    -----------
Net sales           $12,032,576    $16,297,341    $18,960,255    $20,604,133    $67,894,305
Gross profit          3,161,354      4,442,561      5,223,250      5,909,423     18,736,588
Net earnings            598,420      1,363,023      1,823,729      2,086,593      5,871,765

Net earnings per
  common share:
    Basic           $      0.11    $      0.25    $      0.33    $      0.36    $      1.06
    Diluted         $      0.11    $      0.24    $      0.31    $      0.34    $      1.00

                                                                     SCHEDULE II


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                               Balance at
Allowance for doubtful         beginning of                                         Balance at
       accounts                   period         Provision       Deductions(*)     end of period
------------------------       ------------      ---------       -------------     -------------
Year ended June 30, 1999        $1,073,000        $567,000        $1,168,000        $  472,000

Year ended June 30, 1998        $1,006,000        $360,000        $  293,000        $1,073,000

Year ended June 30, 1997        $  319,000        $725,000        $   38,000        $1,006,000

(*) Accounts written off


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

                                       NATURAL ALTERNATIVES INTERNATIONAL, INC.
                                                         (Registrant)

Date: September 27, 1999 By:           /s/ Mark A. Ledoux
                                       ----------------------------------------
                                       (Mark A. LeDoux, Chief Executive Officer,
                                        President and Assistant Treasurer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                             Title                         Date
           ---------                             -----                         ----
    /s/ Marie A. LeDoux                Chairperson of the Board,        September 27, 1999
---------------------------------       Secretary, and Director
       (Marie A. LeDoux)


     /s/ Mark A. LeDoux                Chief Executive Officer,         September 27, 1999
---------------------------------       President, Assistant
        (Mark A. LeDoux)                Treasurer and Director


      /s/ David Lough                   Executive Vice President        September 27, 1999
---------------------------------
         (David Lough)

   /s/ William R. Kellas                        Director                September 27, 1999
---------------------------------
      (William R. Kellas)

     /s/ Lee G. Weldon                          Director                September 27, 1999
---------------------------------
        (Lee G. Weldon)

    /s/ J. Scott Schmidt                        Director                September 27, 1999
---------------------------------
       (J. Scott Schmidt)