Form 10-Q
period 1999-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 1999-11-15
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-15701


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                              84-1007839
--------
(State of other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)


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

Yes  [X]   No [ ]



                                    5,759,875

        (Number of shares of common stock of the registrant outstanding, net of treasury shares held, as of October 31,1999)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                      September 30        June 30
                                                                          1999             1999
                                                                       ----------        ---------
                                                                      (unaudited)
Current Assets:
   Cash and cash equivalents                                            $    955         $  1,063
   Accounts receivable - less allowance for doubtful accounts of

   $474 at September 30, 1999 and $472 at June 30, 1999                    8,131            7,515
   Inventories, net                                                        9,230            9,876
   Income tax refund receivable                                            1,928            2,229
   Notes receivable - current portion                                        127              127
   Prepaid expenses                                                          522              371
   Deposits                                                                1,466            1,265
   Other current assets                                                      356              794
                                                                        --------         --------

          Total current assets                                            22,715           23,240
                                                                        --------         --------

   Property and equipment, net                                            13,610           12,274
   Deferred income taxes                                                   1,979            1,979
   Investments                                                               192              195
   Notes receivable, less current portion                                    319              401
   Other noncurrent assets, net                                              113              507
                                                                        --------         --------
Total assets                                                              38,928           38,596
                                                                        ========         ========

Current Liabilities:
   Accounts payable                                                        8,396            8,305
   Current installments of long-term debt                                     51               50
   Accrued compensation and employee benefits                                704              786
                                                                        --------         --------

          Total current liabilities                                        9,151            9,141

Deferred income taxes                                                        593              593
Long-term debt, less current installments                                  1,304              927
Accrual for loss on lease obligation                                       2,434            2,434
Long-term pension liability                                                  410              410
                                                                        --------         --------

          Total liabilities                                               13,892           13,505
                                                                        --------         --------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock; $.01 par value; 500,000 shares
     authorized; none issued or outstanding                                   --               --
   Common stock; $.01 par value; 8,000,000 shares authorized;
     issued and outstanding 6,002,375 at  September 30, 1999 and
     6,002,375 at June 30, 1999                                               60               60
   Additional paid-in capital                                             11,237           11,237
   Retained earnings                                                      15,057           14,970
   Treasury stock, at cost, 242,500 shares at September
     30, 1999 and 212,500 shares at June 30, 1999                         (1,227)          (1,116)
   Accumulated other comprehensive loss                                      (91)             (60)
                                                                        --------         --------

          Total stockholders' equity                                      25,036           25,091
                                                                        --------         --------

Total liabilities and stockholders' equity                              $ 38,928         $ 38,596
                                                                        ========         ========



            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                            STATEMENTS OF OPERATIONS
                  (In thousands, except per-share information)
                                   (Unaudited)


                                    For the Three Months Ended
                                          September 30
                                    --------------------------
                                      1999             1998
                                    --------         --------
Net sales                           $ 15,264         $ 16,986
Cost of goods sold                    12,075           12,332
                                    --------         --------
Gross profit                           3,189            4,654
Selling, general &
  administrative expenses              2,835            2,173
                                    --------         --------

Income from operations                   354            2,481
                                    --------         --------
Other income (expense):
  Interest income                         28               60
  Interest expense                       (30)             (22)
  Other, net                              (8)              --
                                    --------         --------
                                         (10)              38
                                    --------         --------

Income before taxes                      344            2,519
Provision for income taxes               257              999
                                    --------         --------
Net income                          $     87         $  1,520
                                    ========         ========

Net income per common share:
   Basic                            $   0.02         $   0.26
                                    ========         ========
   Diluted                          $   0.02         $   0.25
                                    ========         ========



            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                  For the Three Months
                                                                   Ended September 30
                                                                  1999            1998
                                                                -------         -------
Cash flows from operating activities:
     Net income                                                 $    87         $ 1,520
     Adjustments to reconcile net income to net
     cash provided by operating activities:
           Bad debt provision                                        90              65
           Write-off of notes receivable                             72              --
           Tax benefit on option exercise                            --             399
           Depreciation and amortization                            422             475
     Changes in operating assets and liabilities:
       (Increase) decrease in assets:
           Accounts receivable                                     (706)          4,806
           Inventories                                              646            (451)
           Tax refund receivable                                    301              --
           Prepaid expenses                                        (151)           (441)
           Deposits                                                (201)             70
           Other assets                                             832              --
       (Decrease) increase in liabilities:
           Accounts payable                                          91          (4,979)
           Income taxes payable                                      --             430
           Accrued compensation and employee benefits               (82)           (126)
                                                                -------         -------

     Net cash provided by operating activities                    1,401           1,768
                                                                -------         -------

Cash flows from investing activities:
           Capital expenditures                                  (1,786)         (1,398)
           Issuance of notes receivable                              --             (22)
           Repayment of notes receivable                             10               5
           Other assets                                              --            (342)
                                                                -------         -------

     Net cash used in investing activities                       (1,776)         (1,757)
                                                                -------         -------

Cash flows from financing activities:
           Borrowings on lines of credit                            395              --
           Payments on long-term debt and capital leases            (17)            (18)
           Issuance of common stock                                  --             576
           Payments to acquire treasury stock                      (111)             --
                                                                -------         -------

     Net cash provided by financing activities                      267             558
                                                                -------         -------

     Net decrease in cash and cash equivalents                     (108)         (1,199)

     Cash and cash equivalents at beginning of period             1,063           4,714
                                                                -------         -------
Cash and cash equivalents at end of period
                                                                $   955         $ 3,515
                                                                =======         =======


Supplemental disclosures of cash flow information:
  Cash paid during the three months for:
           Interest                                             $    28         $    22
           Income Taxes                                              --             493
                                                                =======         =======
     Disclosure of non-cash activities:
           Fixed asset purchases in accounts payable            $    --         $   186
                                                                =======         =======



            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

NOTE 1 - Interim Financial Information

The unaudited consolidated financial statements of Natural Alternatives International, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial information as of September 30, 1999 and 1998.

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results may differ from such estimates. The consolidated results of operations for the interim periods ended September 30, 1999 and 1998 are not necessarily indicative of the consolidated operating results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in prior periods' consolidated financial statements have been reclassified to conform to the presentation for the quarter ending September 30, 1999.


NOTE 2 - Inventories

Inventories are comprised of the following:

                          September 30        June 30
                             1999               1999
                          ------------        -------
Raw materials               $5,944            $6,722
Work in progress                95               270
Finished goods               3,191             2,884
                            ------            ------
                            $9,230            $9,876
                            ======            ======

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


NOTE 3 - Comprehensive Net Income

Comprehensive net income is comprised of the following:


                                                 For the three months ended September 30
                                                 ---------------------------------------
                                                      1999                1998
                                                    -------             -------
Net income                                          $    87             $ 1,520
Foreign currency translation adjustments                (28)                 --
Unrealized loss on investments                           (3)                 (8)
                                                    -------             -------
Comprehensive income                                $    56             $ 1,512
                                                    =======             =======


NOTE 4 - Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of diluted net income per share does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per share. Basic and diluted net income per share have been calculated as follows:


                                         For the three months ended September 30
                                         ---------------------------------------
                                               1999                  1998
                                            ----------            ----------
NUMERATOR:
Net income - Numerator for
   basic and diluted income per
   share - income available
   to common shareholders                   $       87            $    1,520
                                            ==========            ==========
DENOMINATOR:
Denominator for basic
   income per share - weighted
   average shares                            5,776,427             5,831,891

Effect of dilutive securities -
   employee stock options                          551               347,217
                                            ----------            ----------

Denominator for diluted income
   per share - adjusted weighted
   average shares and assumed
   conversions                               5,776,978             6,179,108
                                            ==========            ==========

Basic income per share                      $     0.02            $     0.26

Diluted income per share                    $     0.02            $     0.25


For the three months ended September 30, 1999, there were outstanding options to purchase 274,500 shares of common stock that were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per-share data)



NOTE 5 - Major Customers

The Company had substantial sales to four separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have an adverse impact on the Company's revenues and income in the short-term. Sales by customer, representing 10% or more of the respective period's total net sales, are shown below.


                                              Three Months Ended
                          September 30, 1999                        September 30, 1998
                      ---------------------------            -----------------------------
                      Sales by                               Sales by
  Customer            Customer              %(a)             Customer               %(a)
  --------            --------            -------            --------             -------
Customer 1            $ 4,975                  33%            $ 3,463                  20%
Customer 2              3,095                  20%              4,967                  29%
Customer 3                 (b)                                  2,923                  17%
Customer 4              2,643                  17%                 (b)
                      -------             -------             -------             -------
                      $10,713                  70%            $11,353                  67%(c)
                      =======             =======             =======             =======

(a)      Percent of total net sales.

(b)      Net sales for the period were less than 10% of total net sales.

(c)      Total does not foot due to rounding.


NOTE 6- Related Party Transactions

The Company entered into an agreement with the father-in-law and mother-in-law of the Chief Executive Officer of the Company in December 1991, which provides commissions on sales to a particular customer. The agreement will expire in December 2001. The commission equals 5% of sales, and is capped at $25,000 per calendar quarter, effective January 1, 1993. Amounts paid under this agreement were $25,000 for each of the quarters ended September 30, 1999 and 1998. There were no amounts owed under the agreement at September 30, 1999 or 1998.

During the quarters ended September 30, 1999 and 1998, the Company had sales of $13,000 and $203,000, respectively, to a customer in which directors, officers and employees previously had direct or indirect equity ownership. At September 30, and June 30, 1999, the net accounts receivable from this customer were $0 and $83,000, respectively. The Company recovered accounts receivable of $35,000 during the quarter ended September 30, 1999 and $39,000 was written off. In addition, at September 30, 1999 and June 30, 1999, the Company had notes receivable, net, of $0 and $50,000, respectively. As of November 11, 1999 no remaining directors, officers or employees of the Company had any direct or indirect equity ownership in the customer.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

Information provided in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future financial and operating results, statements concerning industry performance, the Company's operations, economic performance, financial condition, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well as assumptions related to the foregoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-K.


RESULTS OF OPERATIONS


FIRST QUARTER OF FISCAL 2000 AND 1999

Net sales decreased 10.1%, or $1.7 million, to approximately $15.3 million for the quarter ended September 30, 1999, from approximately $17.0 million for the quarter ended September 30, 1998. The decrease was due to a decrease in sales of products to domestic markets of approximately $2.6 million and was partially offset by an increase in sales to our customers into international markets of approximately $0.9 million. Sales into international markets increased 26.7% to approximately $5.7 million for the quarter ended September 30, 1999 from approximately $4.5 million for the quarter ended September 30, 1998. This increase is primarily the result of existing customers continued expansion into Asian and European markets. NAIE Natural Alternatives International Europe, SA, a subsidiary established in fiscal 1999 in Switzerland, began production and recorded its initial sales during the quarter ended September 30, 1999. Management believes that the expansion into international markets should continue as part of the new strategic focus to diversify and expand geographic distribution channels. In addition, management believes the decrease in total net sales is attributable to increased product and price competition in the domestic nutritional supplement market as well as increased competition for new distributors. Domestic sales growth was also negatively impacted by the loss of customer sales for several herbal products due to the overall reduction of industry market demand. Industry competition could adversely affect the Company's results of operations in any given quarter and such adverse affects often cannot be anticipated.

For the quarter ended September 30, 1999, the Company experienced an increase in cost of goods sold, as a percentage of sales, to 79.1% compared to 72.6% for the quarter ended September 30, 1998. The increase reflects depressed market prices due to reduced industry demand; increased costs related to implementation of stringent quality control procedures to ensure continued product compliance with established GMP specifications and standards; and increased manufacturing overhead costs. The increase in cost of goods sold resulted in a reduction of gross profit margins to 20.9% for the quarter ended September 30, 1999 compared to 27.4% for the quarter ended September 30, 1998.

Selling, general and administrative expenses increased as a percentage of net sales to 18.6% for the quarter ended September 30, 1999 from 12.8% for the quarter ended September 30, 1998. In absolute

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


dollars, the expenses increased to approximately $2.8 million for the quarter ended September 30, 1999 from approximately $2.2 million for the quarter ended September 30, 1998. The percentage increase was due primarily to the fixed nature of selling, general and administrative expenses and the decrease in net sales as noted above. The increase in absolute dollars was due to: the continued investment in upgrading management infrastructure and IT technology; unfavorable lease arrangements; and increased legal fees.

The Company's income from operations was $0.4 million for the quarter ended September 30, 1999, compared to $2.5 million for the quarter ended September 30, 1998. This decrease was due to a $1.5 million decrease in gross profit and $0.6 million increase in selling, general and administrative expenses.

The Company recorded net income for the quarter ended September 30, 1999 of approximately $87,000 compared to net income of approximately $1.5 million for the quarter ended September 30, 1998. This decrease was due to the reasons described above. The higher provision for income taxes of 74.7% from 39.6% for the quarter ended September 30, 1999 and 1998, respectively, is the result of the consolidation of foreign entities. Diluted income per common share was $.02 for the quarter ended September 30, 1999 compared to diluted income per common share of $0.25 for the quarter ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1999, the Company had working capital of approximately $13.6 million and borrowings available under revolving lines of credit of approximately $4.3 million. As of September 30, 1999, there were approximately $0.4 million of borrowings under these lines.

For the three months ended September 30, 1999, net cash provided by operating activities was approximately $1.4 million compared to approximately $1.8 million for the three months ended September 30, 1998. This decrease of approximately $.4 million was due primarily to a decrease in net income and an increase in accounts receivable, partially offset by decreases in inventories and other assets and the timing of payments on accounts payable. Current maturities of long-term debt at September 30, 1999 amounted to approximately $51,000, which the Company expects to pay out of working capital.

At September 30, 1999, the Company had revolving line of credit agreements permitting borrowings up to $4.3 million, secured by the Company's receivables, inventory, equipment, and vehicles and bear interest at the bank's prime rate. The loan agreements with the banks contain financial covenants concerning limitations on maintenance of debt, certain financial ratio's and other matters, for all of which the Company is in full compliance as of September 30, 1999.

On October 4, 1999, the Company replaced an existing $3.0 million revolving line of credit with $9.0 million in new financing, consisting of a $5.0 million revolving line of credit and a $4.0 million term note. Borrowings under the revolving line of credit are collateralized by eligible accounts receivable and inventory, as defined in the agreement; proceeds will be used to support working capital requirements. The line of credit expires on December 1, 2000; management expects this line to be renewed in the normal course of business. Borrowings under the term note will be used for new equipment purchases, as defined. The term note expires on April 1, 2000; the loan will be converted to a five-year term loan provided that the Company is in compliance with all terms and conditions, as defined.

On November 9, 1999, the Company entered into a term note agreement for $2.5 million, secured by equipment. The note has a five-year term that provides for principal and interest payable in monthly installments of $52,000; proceeds will be used to support working capital requirements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Capital expenditures for the three months ended September 30, 1999 amounted to approximately $1.8 million. These expenditures relate primarily to manufacturing facility improvements for expanding and upgrading the Company's warehouse, blending and encapsulation production operations. The Company also purchased packaging equipment in its vertical integration initiative in final product packaging and labeling operations, which is currently outsourced. The Company anticipates capital expenditures of approximately $4.0 million during FY 2000 primarily to complete the manufacturing quality improvements and vertical integration initiatives. These expenditures are expected to be paid from borrowings under the Company's term commitment described above. If these financing alternatives become unavailable, the Company may be required to defer or restrict certain commercial activities or delay or eliminate expenditures for certain of its potential products and/or markets.


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

STATUS: The Company's plan to resolve the Year 2000 Issue involved four phases: assessment, remediation, testing and implementation. The Company completed its assessment of its IT systems and implemented its new computer software system during the fourth quarter of its 1999 fiscal year. The manufacturer represents this system as Year 2000 compliant. The Company also completed its assessment of non-IT systems, most of which are equipment used in production. Systems identified as not being Year 2000 compliant were brought into compliance by upgrading either the software or hardware. The Company fully implemented these upgrades by the end of its 1999 fiscal year. The Company has determined that its production equipment and alarm, heating, and air-conditioning systems will not be affected by the Year 2000 issue.

The Company has queried its significant suppliers, vendors and other outside parties and none of the responses received thus far have indicated any significant deficiencies. The Company will continue to monitor their Year 2000 compliance status, but has no means of ensuring that these third-party service providers will be Year 2000 ready. These services include, but are not limited to, providers that supply electricity, telephone, banking, shipping and raw materials for the Company's manufacturing operations. Any disruption of these critical services could adversely affect the Company's ability to receive, process, ship and collect on customer orders in a timely fashion. In the event of a temporary disruption in the supply of raw materials, the Company believes it currently maintains adequate supplies to sustain manufacturing of finished product until alternative sources become available. In the past, the Company has been able to locate alternative sources, but there can be no assurance the Company will be successful in locating such sources in the future. In addition, the Company believes that a disruption of communication services could seriously impact the Company's ability to receive and process orders. The Company has manual processes in place which it believes would provide temporary replacement for such services.

COSTS: The Company incurred approximately $1 million in costs in fiscal year 1999 to replace its financial and manufacturing software systems and to remediate or replace embedded microprocessors in its production equipment; the Company incurred and expensed additional costs of $136,000 during the first quarter and anticipates additional costs of $150,000 during fiscal year 2000. If, however, additional unanticipated costs are incurred, this could have a material adverse effect on the Company's business, results of operations and financial condition.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



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


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The adoption of this Statement will not have a material effect on the Company's consolidated financial statements as the Company does not currently hold any derivative or hedging instruments.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks which arise in the normal course of business from changes in interest rates, foreign currency exchange rates and stock market fluctuations. At September 30, 1999, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments, principally comprised of government backed money market funds, are subject to interest rate risk and will decline in value if interest rates increase. The Company also maintains a short-term investment portfolio containing common stocks that are subject to market risk. The Company has not used derivative financial instruments in its investment portfolio and believes that its investment in market-risk-sensitive instruments is not material. Based upon our overall currency rate exposure at September 30, 1999, we do not believe that our exposure to currency rate fluctuations will have a material impact on our consolidated financial position or consolidated results of operations.

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

ITEM 2. CHANGES IN SECURITIES

During the quarter ending September 30, 1999, 30,000 common shares were repurchased pursuant to the Board of Directors approved repurchase program of up to 500,000 shares of the Company's common stock. As of September 30, 1999, 229,500 shares had been repurchased under this repurchase program.


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



NATURAL ALTERNATIVES INTERNATIONAL, INC.





PETER C. WULFF               Date:  November 15 , 1999
-------------

Peter C. Wulff
Chief Financial Officer
and Treasurer