Form 10-Q
period 1999-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2000-02-14
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

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

Yes [X]   No [ ]


                                    5,739,875
        (Number of shares of common stock of the registrant outstanding, net of treasury shares held, as of January 31,2000)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                      December 31       June 30
                                                                         1999            1999
                                                                       ----------      --------
                                                                      (unaudited)
Current Assets:
  Cash and cash equivalents                                            $    440        $  1,063
  Accounts receivable - less allowance for doubtful accounts of
    $323 at December 31, 1999 and $472 at June 30, 1999                   7,252           7,515
  Inventories, net                                                        7,403          10,611
  Income tax refund receivable                                            2,746           2,229
  Notes receivable - current portion                                        739             127
  Prepaid expenses                                                          436             371
  Deposits                                                                  726             530
  Other current assets                                                      168             794
                                                                       --------        --------
         Total current assets                                            19,910          23,240

  Property and equipment, net                                            14,474          12,274
  Deferred income taxes                                                   1,979           1,979
  Investments                                                               196             195
  Notes receivable, less current portion                                    478             401
  Other noncurrent assets, net                                              147             507
                                                                       --------        --------
Total assets                                                             37,184          38,596
                                                                       ========        ========

Current Liabilities:
  Accounts payable                                                        5,140           8,305
  Current installments of long-term debt                                  2,395              50
  Accrued compensation and employee benefits                                569             786
                                                                       --------        --------
         Total current liabilities                                        8,104           9,141

Deferred income taxes                                                       593             593
Long-term debt, less current installments                                 3,053             927
Accrual for loss on lease obligation                                      2,434           2,434
Long-term pension liability                                                 414             410
                                                                       --------        --------
         Total liabilities                                               14,598          13,505
                                                                       --------        --------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock; $.01 par value; 500,000 shares
    authorized; none issued or outstanding                                   --              --
  Common stock; $.01 par value; 8,000,000 shares authorized;
       issued and outstanding 6,002,375 at December 31, and
       June 30, 1999                                                         60              60
  Additional paid-in capital                                             11,237          11,237
  Retained earnings                                                      12,646          14,970
  Treasury stock, at cost, 262,500 shares at December
    31, 1999 and 212,500 shares at June 30, 1999                         (1,283)         (1,116)
  Accumulated other comprehensive loss                                      (74)            (60)
                                                                       --------        --------
         Total stockholders' equity                                      22,586          25,091
                                                                       --------        --------
Total liabilities and stockholders' equity                             $ 37,184        $ 38,596
                                                                       ========        ========



See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                            STATEMENTS OF OPERATIONS
                  (In thousands, except per-share information)
                                   (Unaudited)


                                             For the Three Months Ended       For the Six Months Ended
                                                   December 31                       December 31
                                             --------------------------      -------------------------
                                               1999            1998            1999            1998
                                             --------        --------        --------        --------
Net sales                                    $ 12,064        $ 17,317        $ 27,328        $ 34,303

Cost of goods sold                             10,586          14,052          22,661          26,383
Inventory write-off                             2,000              --           2,000              --
                                             --------        --------        --------        --------
  Total cost of goods sold                     12,586          14,052          24,661          26,383
                                             --------        --------        --------        --------

  Gross profit (loss)                            (522)          3,265           2,667           7,920

Selling, general &
  administrative expenses                       3,219           2,641           6,054           4,815
                                             --------        --------        --------        --------
  Income (loss) from operations                (3,741)            624          (3,387)          3,105
                                             --------        --------        --------        --------
Other income (expense):
  Interest income                                  17              38              45              97
  Interest expense                                (75)            (22)           (105)            (44)
  Other, net                                      (48)             --             (56)             --
                                             --------        --------        --------        --------

                                                 (106)             16            (116)             53
                                             --------        --------        --------        --------
  Income (loss) before taxes                   (3,847)            640          (3,503)          3,158

  Provision (benefit) for income taxes         (1,436)            257          (1,179)          1,256
                                             --------        --------        --------        --------
  Net income (loss)                           ($2,411)       $    383         ($2,324)       $  1,902
                                             ========        ========        ========        ========

Net income (loss) per common share:

   Basic                                     $  (0.42)       $   0.06        $  (0.40)       $   0.32
                                             ========        ========        ========        ========

   Diluted                                   $  (0.42)       $   0.06        $  (0.40)       $   0.31
                                             ========        ========        ========        ========



           See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                   For the Six Months
                                                                   Ended December 31
                                                                   1999           1998
                                                                 -------        -------
Cash flows from operating activities:
     Net income (loss)                                           ($2,324)       $ 1,902
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
           Bad debt provision                                        180            155
           Inventory write-off                                     2,000             --
           Write-off of notes receivable                              72             --
           Tax benefit on option exercise                             --            439
           Depreciation and amortization                             913            818
           Other                                                     (16)            (4)
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                        83          3,637
           Inventories                                             1,208          2,494
           Tax refund receivable                                    (517)          (171)
           Prepaid expenses                                          (65)          (284)
           Deposits                                                 (196)           (29)
           Other assets                                              986           (699)
         (Decrease) increase in liabilities:
           Accounts payable                                       (3,160)        (3,521)
           Income taxes payable                                       --           (378)
           Accrued compensation and employee benefits               (217)          (195)
                                                                 -------        -------
       Net cash provided by (used in) operating activities        (1,053)         4,164
                                                                 -------        -------

Cash flows from investing activities:
           Capital expenditures                                   (3,113)        (3,228)
           Issuance of notes receivable                             (791)           (22)
           Repayment of notes receivable                              30             39
                                                                 -------        -------
     Net cash used in investing activities                        (3,874)        (3,211)
                                                                 -------        -------

Cash flows from financing activities:
           Borrowings on lines of credit                           1,070             --
           Proceeds from long-term debt financing                  3,459             --
           Payments on long-term debt and capital leases             (58)           (37)
           Issuance of common stock                                   --            645
           Payments to acquire treasury stock                       (167)          (133)
                                                                 -------        -------
     Net cash provided by financing activities                     4,304            475
                                                                 -------        -------
     Net increase (decrease) in cash and cash equivalents           (623)         1,428
     Cash and cash equivalents at beginning of period              1,063          4,714
                                                                 -------        -------
Cash and cash equivalents at end of period                       $   440        $ 6,142
                                                                 =======        =======

Supplemental disclosures of cash flow information:
   Cash paid during the six months for:
           Interest                                              $    79        $    42
           Income Taxes                                               --          1,196
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

NOTE 1 - Interim Financial Information

The unaudited consolidated financial statements of Natural Alternatives International, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial information as of December 31, 1999 and 1998.

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results may differ from such estimates. The consolidated results of operations for the interim periods ended December 31, 1999 and 1998 are not necessarily indicative of the consolidated operating results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in prior periods' consolidated financial statements have been reclassified to conform to the presentation for the quarter ended December 31, 1999.


NOTE 2 - Inventories

Inventories are comprised of the following:


                                                 December 31            June 30
                                                    1999                  1999
                                                 -----------            --------
Raw materials                                      $ 4,484               $ 7,457
Work in progress                                       204                   270
Finished goods                                       2,715                 2,884
                                                   -------               -------
                                                   $ 7,403               $10,611
                                                   =======               =======



The Company wrote-off inventory of $2.0 million, which included $735,000 for deposits on inventory. The analysis of inventory balances and subsequent write-off related primarily to the loss of a major customer in December 1999, a decline in market share and continuing competitive pressures which caused the Company to re-evaluate all product lines and reduce or slow production of products with limited future sales potential.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per-share data)

NOTE 3 - Comprehensive Net Income

Comprehensive net income is comprised of the following:


                                                 For the three months       For the six months
                                                   ended December 31         ended December 31
                                                 --------------------      ----------------------
                                                   1999        1998          1999           1998
                                                 -------       ------      -------        -------
Net income (loss)                                ($2,411)       $383       ($2,324)       $ 1,902
  Foreign currency translation adjustments            13          --           (15)            --
  Unrealized gain (loss) on investments                4           2             1             (6)
                                                 -------        ----       -------        -------

Comprehensive income (loss)                      ($2,394)       $385       ($2,338)       $ 1,896
                                                 =======        ====       =======        =======



NOTE 4 - Cost Containment Program

In January 2000, the Company publicly announced a cost containment program designed to reduce future operating expenses. The program initiated expense control measures intended to counteract the loss of a major customer and improving operating performance. The program included an immediate reduction of approximately 27% in the Company workforce, consisting of both permanent and temporary personnel. The reduction-in-force is not expected to result in significant separation agreement and other termination costs.


NOTE 5 - Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of diluted net income (loss) per share does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per share. Basic and diluted net income (loss) per share have been calculated as follows:


                                                 For the three months                For the six months
                                                   ended December 31                  ended December 31
                                             -----------------------------        ----------------------------
                                                 1999              1998              1999              1998
                                             -----------        ----------       -----------        ----------
Numerator:
Net income (loss) - Numerator for
  basic and diluted income (loss) per
  share - income (loss) available to
  common shareholders                            ($2,411)       $      383           ($2,324)       $    1,902
                                             ===========        ==========       ===========        ==========

Denominator:
Denominator for basic
  income (loss) per share - weighted
  average shares                               5,758,734         5,893,483         5,767,055         5,862,209

Effect of dilutive securities -
  employee stock options                              --           145,751                --           261,091

Denominator for diluted income
  (loss) per share - adjusted weighted
  average shares and assumed
  conversions                                  5,758,734         6,039,234         5,767,055         6,123,300
                                             ===========        ==========       ===========        ==========

Basic income (loss) per share                     ($0.42)       $     0.06            ($0.40)       $     0.32

Diluted income (loss) per share                   ($0.42)       $     0.06            ($0.40)       $     0.31

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per-share data)


For the three and six months ended December 31, 1999, there were outstanding options to purchase 366,500 shares of common stock that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 6 - Major Customers

The Company had substantial sales to six separate customers during one or more of the periods shown in the following table. The Company lost one of these major customers during the quarter ended December 31, 1999 which resulted in a material adverse impact on the Company's revenues and income. Sales by customer, representing 10% or more of the respective period's total net sales, are shown below.



                      For the three months                       For the six months
                        ended December 31                          ended December 31
               ----------------------------------         ------------------------------------
                     1999                1998                    1999                1998
               ---------------     --------------         ----------------     ----------------
               Sales by            Sales by               Sales by             Sales by
 Customer      Customer   %(a)     Customer     %(a)      Customer    %(a)     Customer   %(a)
 --------      --------   ----     --------     ----      --------    ----     --------   ----
   Customer 1   $3,661    30%       $ 2,773     16%        $ 8,616     32%     $ 6,236     18%
   Customer 2    1,999    17%            (b)                 4,642     17%          (b)
   Customer 3       (b)               6,349     37%          4,210     15%      11,316     33%
   Customer 4    2,152    18%            (b)                 3,239     12%          (b)
   Customer 5    1,172    10%            (b)                    (b)                 (b)
   Customer 6       (b)               4,655     27%             (b)              7,578     22%
               -------    --        -------     --         -------     --      -------     --

                $8,984    74%(c)    $13,777     80%        $20,707     76%     $25,130     73%
                ======    ==        =======     ==         =======     ==      =======     ==


NOTE 7 - Related Party Transactions

The Company entered into an agreement with the father-in-law and mother-in-law of the Chief Executive Officer of the Company in December 1991, which provides commissions on sales to a particular customer. Effective January 1, 1993, the commission is equal to 5% of sales and payable upon collection from the customer, and capped at $25,000 per calendar quarter. Amounts paid under this agreement were $50,000 for each of the six-month periods ended December 31, 1999 and 1998. There were no amounts owed under the agreement at December 31, 1999 or 1998. The agreement will expire in December 2001 or as defined in the agreement; future commissions on sales are anticipated to decline or cease as no orders are expected from the particular customer for the foreseeable future.

During the six months ended December 31, 1999 and 1998, the Company had sales of $13,000 and $252,000, respectively, to a customer in which directors, officers and employees previously had direct or indirect equity ownership. At December 31, and June 30, 1999, the net accounts receivable from this customer were $0 and $83,000, respectively. The Company recovered accounts receivable of $35,000 during the six months ended December 31, 1999 and $39,000 was written off. In addition, at December 31, 1999 and June 30, 1999, the Company had notes receivable, net, of $0 and $50,000, respectively. As of November 11, 1999 no remaining directors, officers or employees of the Company had any direct or indirect equity ownership in the customer.

In March 1999, the Company entered into a letter of intent to form a joint venture with FitnessAge, Inc., a privately held development stage company based in San Diego, CA ("FitnessAge"). In connection therewith, on March 30, 1999 the Company purchased 300,000 shares of common stock of FitnessAge. On or about the same date, the family limited partnership of the Chief Executive Officer and the Secretary and Chairperson of the Board of Directors purchased 200,000 shares of Common Stock of FitnessAge for the same price per share.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per-share data)

NOTE 8 - Custom Nutrition Joint Venture Alliance with FitnessAge, Inc.

In March 1999, the Company entered into a letter of intent to form a joint venture with FitnessAge. In connection therewith, the Company purchased 300,000 shares of FitnessAge common stock for $150,000, on March 30, 1999.

On December 6, 1999, the Company and FitnessAge formalized the joint venture by forming a new company named Custom Nutrition, LLC, a Delaware limited liability company ("Custom Nutrition"). Custom Nutrition was formed for the purpose of developing, merchandising, selling and distributing customized nutritional and related products to health and fitness clubs, as well as over the internet. Under terms of a 10-year Exclusive Manufacturing Agreement, the Company is the exclusive manufacturer of all nutritional supplements for Custom Nutrition. In addition, Custom Nutrition obtained an exclusive royalty free license to FitnessAge's proprietary software technology, including their physical fitness assessments known as the FitnessAge System, as well as, software under development designed to provide customized nutritional assessments. In accordance with its Operating Agreement, the Company is required to make an initial capital contribution of $100,000, which has not been funded as of December 31, 1999; income and losses and any additional capital contribution requirements of Custom Nutrition will be allocated 60% to FitnessAge and 40% to the Company. The Company is currently accounting for this investment under the equity method of accounting. As of December 31, 1999, there were no sales or expenses recorded by Custom Nutrition, which is expected to commence operations during the first half of calendar year 2000.

In addition, in November and December, the Company provided FitnessAge a total of $750,000 as part of a convertible secured loan made by the Company to FitnessAge (the "Loan"). The Loan is collateralized by all of the assets of FitnessAge and includes interest accruing at an annual rate of 12%. The principal together with all accrued and unpaid interest is due November 10, 2000. The Company has the right at any time to convert all or any portion of the amount due on the Loan into the common stock of FitnessAge at a conversion price of $0.75 per share. As of December 31, 1999, the balance of the Loan was $750,000 plus accrued interest, and the Company's direct aggregate investment in FitnessAge was approximately $900,000. The Company is currently accounting for this investment under the cost method of accounting.

In conjunction with the Loan, the Company received a three-year Warrant (the "Warrant") to purchase up to 150,000 shares of Common Stock of FitnessAge for $1.00 per share. The Company may exercise the Warrant at any time up to and including November 1 2002. As of December 31, 1999, the Company had not exercised any portion of this Warrant. The Company also obtained: the right to designate one representative of the Company to be a member of FitnessAge's Board of Directors, which consists of five board members; and registration rights and certain other rights as defined by the loan documents and by an Investor Rights Agreement. If the Company converted the Loan and exercised the Warrant, the Company would own less than five percent, on an as converted basis, of FitnessAge Common stock.

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


RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2000 AND 1999

Net sales decreased 30.3%, or approximately $5.3 million, to approximately $12.1 million for the quarter ended December 31, 1999, from approximately $17.3 million for the quarter ended December 31, 1998. The decrease was primarily due to the loss of a major customer, Nu Skin Enterprises Inc., which accounted for approximately 37% of net sales for the quarter ended December 31, 1998. Nu Skin informed the Company that its production needs have been transitioned to other vendors for the foreseeable future. As of December 31, 1999 the Company expects no adverse impact from the settlement of outstanding receivables from Nu Skin. Sales of products into domestic markets decreased approximately 21%, or $2.4 million, to approximately $9.1 million and sales into international markets decreased approximately 50%, or $2.9 million, to $2.9 million, primarily as a result of the loss of this major customer. Domestic sales growth was also negatively impacted by the loss of customer sales for several herbal products. Management continues to strategically focus its efforts for increasing sales into diversifying and expanding geographic distribution channels. Industry competition could adversely affect the Company's results of operations in any given quarter and such adverse affects often cannot be anticipated.

For the quarter ended December 31, 1999, the Company experienced an increase in cost of goods sold as a percentage of sales, excluding the inventory write-off of $2.0 million, to 87.7% compared to 81.1% for the quarter ended December 31, 1998. The increase reflects reduced sales prices; increased manufacturing overhead costs; and increased costs related to implementation of additional quality control procedures to ensure continued product compliance with established GMP specifications and standards. The Company wrote-off inventory of $2.0 million, which included $735,000 for deposits on inventory. The analysis of inventory balances and subsequent inventory write-off related primarily to the loss of a major customer in December 1999, a decline in market share and continuing competitive pressures which caused the Company to re-evaluate all product lines and reduce or slow production of products with limited future sales potential. The increase in cost of goods sold and the inventory write-off resulted in a gross loss of approximately $0.5 million for the quarter ended December 31, 1999 compared to a gross profit of approximately $3.3 million for the quarter ended December 31, 1998.

Selling, general and administrative expenses increased as a percentage of net sales to 26.7% for the quarter ended December 31, 1999 from 15.2% for the quarter ended December 31, 1998. In absolute dollars, the expenses increased by approximately $0.6 million to approximately $3.2 million for the quarter ended December 31, 1999 from approximately $2.6 million for the quarter ended December 31, 1998. The

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



percentage increase was due primarily to the fixed nature of selling, general and administrative expenses and the decrease in net sales as noted above. The increase in absolute dollars was primarily due to: the continued investment in IT processes and technologies; abandoned facility lease costs; and increased compensation and legal fees.

The Company's loss from operations was approximately $3.7 million for the quarter ended December 31, 1999, compared to income of $0.6 million for the quarter ended December 31, 1998. The decrease of approximately $4.3 million was due to: a decrease of approximately $3.8 million in gross profit which included the inventory write-off of $2.0 million; and approximately $0.6 million increase in selling, general and administrative expenses.

The Company recorded a net loss for the quarter ended December 31, 1999 of approximately $2.4 million compared to net income of approximately $0.4 million for the quarter ended December 31, 1998. The decrease of approximately $2.8 million was due to the reasons described above. The income tax benefit of 37.3% compares with a provision for taxes of 40.2% for the quarters ended December 31, 1999 and 1998, respectively. The lower percentage is the result of the consolidation of a wholly owned subsidiary in Switzerland, which has a low relative tax rate. Diluted net loss per common share was $0.42 for the quarter ended December 31, 1999 compared to diluted net income per common share of $0.06 for the quarter ended December 31, 1998.


SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

Net sales decreased 20.3% or approximately $7.0 million to approximately $27.3 million for the six months ended December 31, 1999, from approximately $34.3 million for the six months ended December 31, 1998. The decrease was primarily due to the loss of a major customer, Nu Skin Enterprises Inc., which accounted for approximately 15% and 33% of net sales for the six months ended December 31, 1999 and 1998, respectively. Nu Skin informed the Company that its production needs have been transitioned to other vendors for the foreseeable future. As of December 31, 1999, the Company expects no adverse impact from the settlement of outstanding receivables from Nu Skin. Sales of products into domestic markets decreased approximately 21%, or $5.1 million, to approximately $18.7 million and sales into international markets decreased approximately 18%, or $1.9 million, to $8.6 million, primarily as a result of the loss of this major customer. Domestic sales growth was also negatively impacted by the loss of customer sales for several herbal products. Management continues to strategically focus its efforts for increasing sales into diversifying and expanding geographic distribution channels. Industry competition could adversely affect the Company's results of operations in any given period and such adverse affects often cannot be anticipated.

For the six months ended December 31, 1999, the Company experienced an increase in cost of goods sold as a percentage of sales, excluding the inventory write-off of $2.0 million, to 82.9% compared to 76.9% for the six months ended December 31, 1998. The increase reflects reduced sales prices; increased costs related to implementation of additional quality control procedures to ensure continued product compliance with established GMP specifications and standards; and increased manufacturing overhead costs. The Company wrote-off inventory of $2.0 million, which included $735,000 for deposits on inventory. The analysis of inventory balances and subsequent write-off related primarily to the loss of a major customer in December 1999, a decline in market share and continuing competitive pressures which caused the Company to re-evaluate all product lines and reduce or slow production of products with limited future sales potential. The increase in cost of goods sold and the inventory write-off resulted in a reduction of gross profit of $5.3 million to $2.7 million for the six months ended December 31, 1999 compared to $7.9 million for the six months ended December 31, 1998.

Selling, general and administrative expenses increased as a percentage of sales to 22.2% for the six months ended December 31, 1999 from 14.0% for the six months ending December 31, 1998. In absolute dollars, the expenses increased to approximately $6.1 million for the six months ended December 31, 1999

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



from approximately $4.8 million for the six months ended December 31, 1998. The percentage increase was due primarily to the fixed nature of selling, general and administrative expenses and the decrease in net sales as noted above. The increase in absolute dollars was primarily due to: the continued investment in IT processes and technologies; abandoned facility lease costs; and increased compensation and legal fees.

The Company's loss from operations was approximately $3.4 million for the six months ended December 31, 1999 compared to income of approximately $3.1 million for the six months ended December 31, 1998. The decrease of approximately $6.5 million was due to: a decrease of approximately $5.3 million in gross profit which included the inventory write-off of $2.0 million; and approximately $1.2 million increase in selling, general and administrative expenses.

The Company recorded a net loss for the six months ended December 31, 1999 of approximately $2.3 million compared to net income of approximately $1.9 million for the six months ended December 31, 1998. This decrease was due to the reasons described above. The income tax benefit of 33.7% compares with a provision for taxes of 39.8% for the quarters ended December 31, 1999 and 1998, respectively. The lower percentage is the result of the consolidation of a wholly owned subsidiary in Switzerland, which has a low relative tax rate. Diluted net loss per common share was $.40 for the six months ended December 31, 1999 compared to diluted net income per common share of $0.31 for the six months ended December 31, 1998.


COST CONTAINMENT PROGRAM

In January 2000, the Company publicly announced a cost containment program designed to reduce future operating expenses. The program initiated expense control measures intended to counteract the loss of a major customer and improving operating performance. The program included an immediate reduction of approximately 27% in the Company workforce, consisting of both permanent and temporary personnel. The reduction-in-force is not expected to result in significant separation agreement and other termination costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through product sales, capital and operating lease transactions, working capital credit facility and equipment financing arrangements.

For the six months ended December 31, 1999, net cash used in operating activities was approximately $1.1 million compared to net cash provided of approximately $4.2 million for the six months ended December 31, 1998. This decrease of approximately $5.2 million was due primarily to the decrease in net income of approximately $2.2 million, excluding the $2.0 million inventory write-off in the current period, and approximately $3.6 million less for accounts receivable collections.

Capital expenditures for the six months ended December 31, 1999 amounted to approximately $3.1 million. These expenditures relate primarily to manufacturing facility improvements for expanding and upgrading the Company's warehouse, blending and encapsulation production operations. The Company anticipates additional capital expenditures of approximately $2.3 million during fiscal year 2000 primarily to complete the manufacturing quality improvements purchased and for the purchase of packaging equipment in its vertical integration initiative in final product packaging and labeling operations, which are currently outsourced. These expenditures are expected to be paid primarily from borrowings under the Company's term note described below. If these financing alternatives become unavailable, the Company may be required to defer or restrict certain commercial activities or delay or eliminate expenditures for certain of its potential products and/or markets.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


At December 31, 1999, the Company had working capital of approximately $11.8 million compared to approximately $14.1 million at June 30, 1999. The $2.3 million decrease in working capital resulted from an increase in current installments of long-term debt of approximately $2.3 million used to finance manufacturing facility improvements and expansion and decreases in inventories of approximately $3.2 million, partially offset by a reduction in accounts payable of approximately $3.2 million. Current maturities of long-term debt at December 31, 1999 amounted to approximately $2.4 million.

On October 4, 1999, the Company replaced an existing $3.0 million revolving working capital line of credit with $9.0 million in new financing, consisting of a $5.0 million revolving working capital line of credit and a $4.0 million term note. Borrowings under the revolving working capital line of credit are collateralized by eligible accounts receivable and inventory, as defined in the agreement; proceeds will be used to support ongoing operating requirements. As of December 31, 1999, the Company was not in compliance with certain financial covenant provisions of the line of credit agreement, which the financial institution has waived through fiscal year 2000. The line of credit expires on December 1, 2000; management expects this line to be renewed in the normal course of business. Borrowings under the term note will be used for new equipment purchases, as defined. The term note expires on April 1, 2000; the loan will be converted to a five-year term loan provided that the Company is in compliance with all terms and conditions, as defined. As of December 31, 1999, amounts outstanding under the revolving line of credit and term note were $100,000 and $958,000, respectively.

The Company's wholly owned subsidiary in Switzerland has a revolving line of credit agreement permitting borrowings up to CHF 2.0 million, or approximately $1.3 million at December 31, 1999. The line of credit expires on December 31, 2000; management expects this line to be renewed in the normal course of business. The agreement contains no financial covenants As of December 31, 1999, the Company converted approximately $1.0 million of the amounts outstanding to term notes with payments starting in calendar year 2001. As of December 31, 1999, the Company is in compliance with all terms and conditions of the revolving line of credit agreement.

On November 9, 1999, the Company entered into a term note agreement for $2.5 million, secured by equipment. The note has a five-year term that provides for principal and interest payable in monthly installments of $52,000; proceeds will be used to support working capital requirements. As of December 31, 1999, $2,467,000 was outstanding under this term note. As of December 31, 1999, the Company is in compliance with all terms and conditions of the term note.

The Company has funds available from existing credit facilities to support future ongoing operating requirements and capital expenditures of approximately $8.3 million, net of borrowings outstanding as of December 31, 1999 of approximately $2.0 million. The Company believes that its available cash and cash equivalents and existing credit facilities should be sufficient to fund ongoing operating activities during fiscal year 2000. The Company's ability to fund future operations and meet capital requirements will depend on many factors, including: the effectiveness of the Company's diversified growth strategy; the effectiveness of the cost containment program; vertical integration of packaging operations; the expansion of Switzerland manufacturing operations; the ability to establish additional alliances or changes to existing alliances; and the ability to establish sub-lease arrangements for the abandoned office and manufacturing facility. The Company may seek additional financing sources, but there can be no assurance that such additional financing sources will be available at acceptable terms, if any at all.


CUSTOM NUTRITION JOINT VENTURE ALLIANCE WITH FITNESSAGE, INC.

In March 1999, the Company entered into a letter of intent to form a joint venture with FitnessAge, Inc., a privately held development stage company based in San Diego, CA ("FitnessAge"). In connection therewith, the Company purchased 300,000 shares of FitnessAge common stock for $150,000, on March 30, 1999.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



On December 6, 1999, the Company and FitnessAge formalized the joint venture by forming a new company named Custom Nutrition, LLC, a Delaware limited liability company ("Custom Nutrition"). Custom Nutrition was formed for the purpose of developing, merchandising, selling and distributing customized nutritional and related products to health and fitness clubs, as well as over the internet. Under terms of a 10-year Exclusive Manufacturing Agreement, the Company is the exclusive manufacturer of all nutritional supplements for Custom Nutrition. In addition, Custom Nutrition obtained an exclusive royalty free license to FitnessAge's proprietary software technology, including their physical fitness assessments known as the FitnessAge System, as well as, software under development designed to provide customized nutritional assessments. In accordance with its Operating Agreement, the Company is required to make an initial capital contribution of $100,000, which has not been funded as of December 31, 1999; income and losses and any additional capital contribution requirements of Custom Nutrition will be allocated 60% to FitnessAge and 40% to the Company. The Company is currently accounting for this investment under the equity method of accounting. As of December 31, 1999, there were no sales or expenses recorded by Custom Nutrition, which is expected to commence operations during the first half of calendar year 2000.

In addition, in November and December, the Company provided FitnessAge a total of $750,000 as part of a convertible secured loan made by the Company to FitnessAge (the "Loan"). The Loan is collateralized by all of the assets of FitnessAge and includes interest accruing at an annual rate of 12%. The principal together with all accrued and unpaid interest is due November 10, 2000. The Company has the right at any time to convert all or any portion of the amount due on the Loan into the common stock of FitnessAge at a conversion price of $0.75 per share. As of December 31, 1999, the balance of the Loan was $750,000 plus accrued interest, and the Company's direct aggregate investment in FitnessAge was approximately $900,000. The Company is currently accounting for this investment under the cost method of accounting.

In conjunction with the Loan, the Company received a three-year Warrant (the "Warrant") to purchase up to 150,000 shares of Common Stock of FitnessAge for $1.00 per share. The Company may exercise the Warrant at any time up to and including November 1 2002. As of December 31, 1999, the Company had not exercised any portion of this Warrant. The Company also obtained: the right to designate one representative of the Company to be a member of FitnessAge's Board of Directors, which consists of five board members; and registration rights and certain other rights as defined by the loan documents and by an Investor Rights Agreement. If the Company converted the Loan and exercised the Warrant, the Company would own less the five percent, on an as converted basis, of FitnessAge common stock.


YEAR 2000 ISSUES

As of the date of this filing, the Company has not experienced any significant year 2000 problems with its internal systems or equipment, nor has the Company detected any significant year 2000 problems affecting its customers or suppliers.


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

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION



                          RISK FACTORS THAT MAY AFFECT
                            FUTURE OPERATING RESULTS


In addition to the other information included in this Report, the following factors should be considered in evaluating the Company's business and future prospects. The Company's business and results of operations could be seriously harmed by any of the following risks. In addition, the market price of our common stock could decline due to any of these risks.


CURRENT LOSSES AND EXPECTED FUTURE LOSSES; DECLINING SALES

The Company incurred a net loss of approximately $2.9 million for the fiscal year ended June 30, 1999. Sales for the fiscal year ended June 30, 1999 declined to approximately $57.0 million compared to approximately $68.0 million for the fiscal year ended June 30, 1998. Sales for the six months ended December 31, 1999 were approximately $27.3 million versus sales of approximately $34.3 million for the comparable period of 1998. The Company incurred a net loss of approximately $2.3 million for the six months ended December 31, 1999, and expects to incur a net loss for the fiscal year ended June 30, 2000. The Company is expected to continue to incur significant marketing and general and administrative expenses during fiscal year 2000. There can be no assurance the Company will achieve profitability in 2001 or thereafter.

STOCK PRICE VOLATILITY

The Company's stock price has experienced significant volatility at times during the past two years. In view of the Company's current losses and expected losses through June 30, 2000, and the fact there can be no assurances losses will not continue, it is expected that volatility in the stock price will continue. Market conditions in the vitamin and nutritional supplement industry such as increased price competition, consolidation, oversupply of vitamin and supplement products, operating results of competitors, adverse publicity and other factors such as customer and product announcements by the Company and operating results which are lower than the expectations of analysts and our investors, may have a significant adverse effect on the price of the Company's stock.

LOSS OF MAJOR CUSTOMER

During the quarter ended December 31, 1999, one of the Company's major customers, NuSkin Enterprises, Inc. ("NuSkin"), advised the Company it would stop purchasing products from the Company, and no longer purchases any Company products. For the fiscal year ended June 30, 1999, NuSkin accounted for approximately $18.4 million or approximately 32% of the Company's sales, and for the six months ended December 31, 1999, NuSkin accounted for approximately $4.2 million or 15% of the Company's sales. The loss of NuSkin as a customer is expected to have a material adverse impact on the revenues of the Company.

LONG-TERM LEASE COMMITMENT FOR ABANDONED FACILITY

The Company has a 15-year lease commitment for an approximately 82,500 square foot build-to-suit office and manufacturing facility in Carlsbad, California that the Company has determined not to occupy. The monthly lease payments, which commenced in November, 1998, are currently in excess of $105,000 and are subject to annual inflation adjustments through the remainder of the lease term. The Company is attempting to sublease the partially completed facility. The Company believes it will be required to expend significant sums for commissions, tenant improvements and other sublease expenses in the event it is successful in subleasing all or any portion of the property. If the Company is not able to sublease the property at terms consistent with those used when the Company accrued for the loss on the sublease, it is expected to continue to have a material adverse impact on the operations and financial condition of the Company.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION



RELIANCE ON LIMITED NUMBER OF CUSTOMERS FOR MAJORITY OF REVENUE

For the fiscal year ended June 30, 1999, the Company had three major customers, which together accounted for approximately 71% of the Company's net sales. For the six months ended December 31, 1999, there were four major customers who each accounted for 10% or more of the Company's net sales, which together accounted for 76% of the Company's net sales. The Company lost one of these major customers, NuSkin, during the quarter ended December 31, 1999, as a customer. The loss of any additional major customers, or any of these customers substantially reducing their purchases from the Company, could have a material adverse impact on the business, operations and financial condition of the Company.

LAWSUIT BY FORMER PRESIDENT, DIRECTOR AND CHIEF FINANCIAL OFFICER

A lawsuit has been filed against the Company by its former President, Director and Chief Financial Officer, William P. Spencer. The complaint was filed on January 14, 2000 in the California Superior Court for the County of San Diego, North County Branch. The complaint, which has not yet been served upon the Company as of the date of this filing, alleges damages for wrongful termination, breach of option contract, conversion, breach of employment contract, discriminatory and retaliatory discharge, workplace harassment and slander. The complaint seeks damages in an amount to be proved at trial and alleges damages in excess of six million dollars. The former officer and director was terminated for cause in January of 1999. Management believes the lawsuit is without merit. The Company intends to vigorously defend itself in the event it is served with the complaint. In the event a judgment was obtained in the amount of the damages alleged in the complaint or any significant portion thereof, it would have a material adverse impact upon the financial condition of the Company.

POTENTIAL FOR INCREASED COMPETITION

The market for the Company's products is highly competitive. The Company competes with other dietary supplement products and over-the-counter pharmaceutical manufacturers. Among other factors, competition among these manufacturers is based upon price. If one or more manufacturers significantly reduce their prices in an effort to gain market share, the Company's business, operations and financial condition could be adversely affected. Many of the Company's competitors, particularly manufacturers of nationally advertised brand name products, are larger and have resources substantially greater than those of the Company. There has also recently been speculation about the potential for increased participation in these markets by major international pharmaceutical companies. In the future, one or more of these companies could seek to compete more directly with the Company by manufacturing and distributing their own or others products, or by significantly lowering the prices of existing national brand products. The Company sells substantially all of its supplement products to customers who re-sell and distribute the products. Although the Company does not currently participate significantly in other channels such as health food stores, direct mail, internet sales and direct sales, the Company may expand its operations and its products may face competition from such alternative channels as more customers utilize these channels of distribution to obtain similar products.

RELIANCE ON LIMITED NUMBER OF SUPPLIERS; AVAILABILITY AND COST OF PURCHASED MATERIALS

The Company purchases from a limited number of raw material suppliers certain products the Company does not manufacture. No supplier represented more than 10% of total raw material purchases for the fiscal year ended June 30, 1999 or for the six month period ended December 31, 1999. Although the Company currently has supply arrangements with several suppliers of these raw materials, and such materials are generally available from numerous sources, the termination of the supply relationship by any material supplier or an unexpected interruption of supply could materially adversely affect the Company's business, operations and financial condition.

EFFECT OF ADVERSE PUBLICITY

The Company's products consist primarily of dietary supplements (vitamins, minerals, herbs and other ingredients). The Company regards these products as safe when taken as suggested by the Company. In

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION



addition, various scientific studies have suggested the ingredients in some of the Company's products may involve health benefits. The Company believes the growth in the dietary supplements business of the last several years may in part be based on material media attention and various scientific research suggesting potential health benefits for the consumption of certain vitamin products. The Company is indirectly dependent upon its customers' consumers' perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies which may not adhere to the same quality standards as the Company. The business, operations and financial condition of the Company could be adversely affected if any of the Company's products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers, or should scientific studies provide unfavorable findings regarding the effect of products similar to those produced by the Company.

EXPOSURE TO PRODUCT LIABILITY CLAIMS

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces a risk of exposure to product liability claims in the event that, among other things, the use of its products result in injury. The Company maintains product liability insurance coverage, including primary product liability and excess liability coverage. There can be no assurance product liability insurance will continue to be available at an economically reasonable cost or that the Company's insurance will be adequate to cover any liability the Company incurs in respect to all possible product liability claims.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS

The Company's growth may be dependent in part upon its ability to expand its operations and those of its customers into new markets, including international markets. For the fiscal year ended June 30, 1999 and six months ended December 31, 1999, the percentage of the Company's net sales by customers into international markets were 30.8% and 31.5%, respectively. The Company also has a manufacturing facility in Switzerland, which is designed to increase sales of the Company's products overseas. The Company may experience difficulty entering new international markets due to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things, (1) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company's ability to sell certain products or repatriate profits to the United States, (2) exposure to currency fluctuations, (3) the potential imposition of trade or foreign exchange restrictions or increased tariffs, and (4) economic and political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

GOVERNMENT REGULATION

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold. In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals, herbs food, OTC and prescription drugs and cosmetics. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of vitamins, over-the-counter drugs, cosmetics and foods.

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

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION



such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

DSHEA provides for specific nutritional labeling requirements for dietary supplements. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. The Company anticipates the FDA will finalize manufacturing process regulations that are specific to dietary supplements and require at least some of the quality control provisions for drugs. The Company currently manufactures its vitamins and nutritional supplement products in compliance with good manufacturing processes.

The FDA is developing additional regulations to implement DSHEA. Labeling regulations may require expanded or different labeling for the Company's vitamin and nutritional products. The Company cannot determine what effect such regulations, when fully implemented, will have on its business in the future. Such regulations could, among other things, require the recall, reformulation or discontinuance of certain products, additional recordkeeping, warnings, notification procedures and expanded documentation of the properties of certain products or scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements could result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, fines, product recalls and seizures.

Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into a market or prevent or delay the introduction, or require the reformulation of, certain of the Company's products. In addition, the Company cannot predict whether new domestic or foreign legislation regulating its activities will be enacted. Such new legislation could have a material adverse effect on the business, operations and financial condition of the Company.

DISTRIBUTION AND MANAGEMENT OF OPERATIONS

In fiscal 1999, the Company leased and completed development of two additional facilities. One new facility, comprising 74,000 square feet in Vista, California, is used as warehousing, mixing, blending and packaging facility. The Company also owns a Swiss subsidiary that leased and developed a 18,000 square foot manufacturing facility in Lugano, Switzerland. During fiscal 1999, the Company also implemented an entirely new software system to manage its materials and manufacturing operations. While the Company believes these activities will increase the Company's manufacturing and distribution capabilities, there can be no assurance the expected operating improvements will be realized, or these new facilities will result in improved sales, profit margins or earnings. A significant, unexpected disruption of these systems and facilities could have a material adverse effect on the Company's results of operations.


FAILURE TO ATTRACT AND RETAIN MANAGEMENT COULD HARM OUR ABILITY TO ACHIEVE PROFITABILITY AND GAIN

We believe our success is dependent in large part upon our continued ability to identify, hire, retain and motivate highly skilled management employees. These types of qualified individuals are currently in great demand in the marketplace. Competition for these employees is intense and we may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. The majority of our Officers began their employment with the Company in late fiscal year 1998 and 1999. The loss of any one of them could adversely affect our ability to execute our business strategy.

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

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION



adequate to cover any losses that may be incurred from an interruption in the Company's manufacturing and distribution operations.

CONCENTRATION OF OWNERSHIP; CERTAIN ANTI-TAKEOVER CONSIDERATION

The Company's directors and executive officers beneficially own in excess of 27% of the outstanding Common Stock as of June 30, 1999. Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies and business operations of the Company. The Company's Board of Directors has the authority to approve the issuance of 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company's shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Certain provisions of Delaware law, as well as the issuance of preferred stock, and other "anti-takeover" provisions in the Company's Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company's shareholders, and may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

RESTRICTIVE FINANCING COVENANTS.

One or more of the Company's loan agreements contain a number of covenants that restrict the operations of the Company. Such restriction includes requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, debt coverage ratios and minimum EBITDA to cash interest expense ratios. The Company was not in compliance with certain of these ratios at December 31, 1999 which the financial institution has agreed to waive through fiscal year 2000. There can be no assurance the Company will be able to comply with such covenants or restrictions in the future years. The Company's ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the various loan agreements that would permit the lenders thereunder to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and terminate their commitments to make further extensions of credit thereunder.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks which arise in the normal course of business from changes in interest rates, foreign currency exchange rates and stock market fluctuations. At December 31, 1999, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of six months or less. These financial instruments, principally comprised of government backed money market funds, are subject to interest rate risk and will decline in value if interest rates increase. The Company also maintains a short-term investment portfolio containing common stocks that are subject to market risk. The Company has not used derivative financial instruments in its investment portfolio and believes that its investment in market-risk-sensitive instruments is not material. Based upon our overall currency rate exposure at December 31, 1999, we do not believe that our exposure to currency rate fluctuations will have a material impact on our consolidated financial position or consolidated results of operations.

Market rate risk related to Long Term Debt is diminimus due to the fixed interest rate and fixed payment structure of the debt.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION


ITEM 1. LEGAL PROCEEDINGS

A lawsuit has been filed against the Company by its former President, Director and Chief Financial Officer, William P. Spencer. The complaint was filed on January 14, 2000 in the California Superior Court for the County of San Diego, North County Branch. The complaint, which has not yet been served upon the Company as of the date of this filing, alleges damages for wrongful termination, breach of option contract, conversion, breach of employment contract, discriminatory and retaliatory discharge, workplace harassment and slander. The complaint seeks damages in an amount to be proved at trial and alleges damages in excess of six million dollars. The former officer and director was terminated for cause in January of 1999. Management believes the lawsuit is without merit. The Company intends to vigorously defend itself in the event it is served with the complaint. In the event a judgment was obtained in the amount of the damages alleged in the complaint or any significant portion thereof, it would have a material adverse impact upon the financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES

During the six month period ending December 31, 1999, 50,000 common shares were repurchased pursuant to the Board of Directors approved repurchase program of up to 500,000 shares of the Company's common stock. As of December 31, 1999, 249,500 shares had been repurchased under this repurchase program.


ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 6, 1999, at the Company's annual meeting, the shareholders elected each of the following three directors with the following votes:

Name                            Votes For              Votes Withheld
----                            ---------              --------------
Marie A. LeDoux                 5,213,568                  251,537
Lee G. Weldon                   5,218,768                  246,337
J. Scott Schmidt                5,218,738                  246,307

The shareholders also approved a second proposal to adopt the Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Board of Directors reserved 500,000 shares of common stock, plus an annual increase as defined, for the Omnibus Plan. The purpose of the Omnibus Plan is to promote the interests of the Company through awards in the form of restricted shares, stock units, options and stock appreciation rights. This second proposal received the following votes: for 2,728,647; against 1,048,965; broker non-votes 1,622,158; and abstain 25,335. In addition, the shareholders approved the proposal to adopt the Company's Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Board of Directors reserved 150,000 shares of common stock for the Stock Purchase Plan, plus an annual increase as defined, to be added on the first day of the Company's fiscal year beginning July 1, 2000. The Stock Purchase Plan provides eligible employees of the Company with a means to purchase, through payroll deductions, shares of Common Stock at a discount consistent with the provisions of the Internal Revenue Code of 1986, as amended. This third proposal received the following votes: for 3,340,994; against 484,327; and abstain 20,285. Finally, the shareholders approved a fourth proposal to ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending June 30, 2000. This fourth proposal received the following votes: for 5,430,897; against 19,427; and abstain 14,781.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                           PART II - OTHER INFORMATION



ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits: The following exhibits are filed herewith:

10.1 Operating Agreement of Custom Nutrition, LLC between FitnessAge Inc. and Natural Alternatives International, Inc. dated December 6, 1999.

10.2 Exclusive Manufacturing Agreement between Natural Alternatives International, Inc. and Custom Nutrition, LLC dated December 6, 1999.

10.3 Loan Agreement by and between FitnessAge, Inc. and Natural Alternatives International, Inc. dated November 11, 1999.

10.4 First Amendment to Loan Agreement and Security Agreement by and between FitnessAge, Inc. and Natural Alternatives International, Inc. dated December 6, 1999.

10.5    FitnessAge, Inc. Convertible Secured Promissory Note dated November 11,
        1999.

10.6    FitnessAge, Inc. Convertible Secured Promissory Note dated December 6,
        1999.

10.7 Security Agreement between Natural Alternatives International, Inc. and FitnessAge, Inc. dated November 11, 1999.

10.8    Warrant dated November 11, 1999.

10.9 Investor Rights Agreement by and among FitnessAge, Inc. and Natural Alternatives International, Inc. dated November 11, 1999.

10.10 Executive Employment Agreement between Mark A. LeDoux and Natural Alternatives International, Inc. beginning October 1, 1999.

10.11 Executive Employment Agreement between David Lough and Natural Alternatives International, Inc. beginning October 1, 1999.

10.12 Executive Employment Agreement between Peter C. Wulff and Natural Alternatives International, Inc. beginning October 25, 1999.

10.13 Executive Employment Agreement between Douglas E. Flaker and Natural Alternatives International, Inc. beginning October 1, 1999.

10.14 Executive Employment Agreement between David K. Shunick and Natural Alternatives International, Inc. beginning October 1, 1999.

27.0    Financial Data Schedule



(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATURAL ALTERNATIVES INTERNATIONAL, INC.



PETER C. WULFF               Date:  February 14, 2000
---------------

Peter C. Wulff
Chief Financial Officer
and Treasurer