Form 10-Q
period 2000-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2000-05-15
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-15701


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



Delaware                                                              84-1007839
--------                                                              ----------
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

Yes   [X]     No   [ ]



                                    5,752,423

        (Number of shares of common stock of the registrant outstanding, net of treasury shares held, as of April 30, 2000)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                          March 31        June 30
                                                                            2000            1999
                                                                          --------        --------
                                                                         (unaudited)
Current Assets:
  Cash and cash equivalents                                               $  1,000        $  1,063
  Accounts receivable - less allowance for doubtful accounts of
    $326 at March 31, 2000 and $472 at June 30, 1999                         4,176           7,515
  Inventories                                                                8,277          10,611
  Income tax refund receivable                                               3,517           2,229
  Notes receivable - current portion                                           769             127
  Prepaid expenses                                                             445             371
  Deposits                                                                   1,195             530
  Other current assets                                                         139             794
                                                                          --------        --------
         Total current assets                                               19,518          23,240
  Property and equipment, net                                               14,649          12,274
  Deferred income taxes                                                      2,129           1,979
  Investments                                                                  250             195
  Notes receivable, less current portion                                       506             401
  Other noncurrent assets, net                                                 140             507
                                                                          --------        --------
Total assets                                                                37,192          38,596
                                                                          ========        ========

Current Liabilities:
  Accounts payable                                                           6,076           8,305
  Current installments of long-term debt                                     1,576              50
  Accrual for loss on lease obligation                                       3,030              --
  Accrued compensation and employee benefits                                   583             786
                                                                          --------        --------
         Total current liabilities                                          11,265           9,141
Deferred income taxes                                                          593             593
Long-term debt, less current installments                                    4,079             927
Accrual for loss on lease obligation                                            --           2,434
Long-term pension liability                                                    417             410
                                                                          --------        --------
         Total liabilities                                                  16,354          13,505
                                                                          --------        --------

Commitments and contingencies
Stockholders' Equity:
  Preferred stock; $.01 par value; 500,000 shares
    authorized; none issued or outstanding                                      --              --
  Common stock; $.01 par value; 8,000,000 shares authorized; issued and outstanding 6,014,923 at March 31, 2000 and 6,002,375 at
       June 30, 1999                                                            60              60
  Additional paid-in capital                                                11,258          11,237
  Retained earnings                                                         10,883          14,970
  Treasury stock, at cost, 262,500 shares at March
    31, 2000 and 212,500 shares at June 30, 1999                            (1,283)         (1,116)
  Accumulated other comprehensive loss                                         (80)            (60)
                                                                          --------        --------
         Total stockholders' equity                                         20,838          25,091
                                                                          --------        --------
Total liabilities and stockholders' equity                                $ 37,192        $ 38,596
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

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                            STATEMENTS OF OPERATIONS
                  (In thousands, except per-share information)
                                   (Unaudited)


                                                 For the Three Months Ended            For the Nine Months Ended
                                                          March 31                              March 31
                                               ------------------------------        ------------------------------
                                                  2000               1999               2000               1999
                                               -----------        -----------        -----------        -----------
Net sales                                      $     9,538        $    13,123        $    36,866        $    47,426

Cost of goods sold                                   8,942             11,232             31,912             37,616
Inventory write-off                                     --                 --              2,000                 --
                                               -----------        -----------        -----------        -----------
  Total cost of goods sold                           8,942             11,232             33,912             37,616
                                               -----------        -----------        -----------        -----------

  Gross profit                                         596              1,891              2,954              9,810

Selling, general and
  administrative expenses                            2,541              4,096              8,286              8,910
Provision for loss on lease obligation                 600              5,048                600              5,048
                                               -----------        -----------        -----------        -----------
  Loss from operations                              (2,545)            (7,253)            (5,932)            (4,148)
                                               -----------        -----------        -----------        -----------

Other income (expense):
  Interest income                                       48                 51                 94                149
  Interest expense                                    (113)               (21)              (218)               (65)
  Other, net                                           (74)                18               (131)                18
                                               -----------        -----------        -----------        -----------

                                                      (139)                48               (255)               102
                                               -----------        -----------        -----------        -----------

  Loss before taxes                                 (2,684)            (7,205)            (6,187)            (4,046)

  Tax benefit                                         (921)            (2,884)            (2,100)            (1,628)
                                               -----------        -----------        -----------        -----------

  Net loss                                     $    (1,763)       $    (4,321)       $    (4,087)       $    (2,418)
                                               ===========        ===========        ===========        ===========


Basic and diluted net loss per common share    $     (0.31)       $     (0.73)       $     (0.71)       $     (0.41)
                                               ===========        ===========        ===========        ===========

  Shares used in calculation of
    basic and diluted net loss per share         5,739,875          5,931,764          5,758,061          5,884,973
                                               ===========        ===========        ===========        ===========


            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                 For the Nine Months
                                                                    Ended March 31
                                                               ----------------------
                                                                 2000           1999
                                                               -------        -------
Cash flows from operating activities:
    Net loss                                                   ($4,087)       ($2,418)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
           Bad debt provision                                      240            454
           Inventory write-off                                   2,000             --
           Write-off of notes receivable                            72             --
           Accrued interest on notes receivable                    (42)            --
           Tax benefit on option exercise                           --            439
           Depreciation and amortization                         1,401          1,215
           Provision for income taxes                             (150)        (2,667)
           Accrual for lease obligation                            600          5,048
           Other                                                    46             --
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                   3,099          6,378
           Inventories                                             334          4,881
           Tax refund receivable                                (1,288)          (388)
           Prepaid expenses                                        (74)          (126)
           Deposits                                               (665)          (247)
           Other assets                                          1,022             --
         Decrease in liabilities:
           Accounts payable                                     (2,226)        (9,599)
           Income taxes payable                                     --           (378)
           Accrued compensation and employee benefits             (203)           (69)
                                                               -------        -------
    Net cash provided by operating activities                       79          2,523
                                                               -------        -------

Cash flows from investing activities:
           Capital expenditures                                 (3,776)        (4,267)
           Issuance of notes receivable                           (808)          (335)
           Repayment of notes receivable                            31            307
           Other assets                                           (100)          (474)
                                                               -------        -------
    Net cash used in investing activities                       (4,653)        (4,769)
                                                               -------        -------
Cash flows from financing activities:
           Borrowings on lines of credit                         1,390             --
           Proceeds from long-term debt financing                3,459             --
           Payments on long-term debt and capital leases          (171)           (56)
           Issuance of common stock                                 --          1,108
           Payments to acquire treasury stock                     (167)          (837)
                                                               -------        -------
    Net cash provided by financing activities                    4,511            215
                                                               -------        -------
    Net decrease in cash and cash equivalents                      (63)        (2,031)
    Cash and cash equivalents at beginning of period             1,063          4,714
                                                               -------        -------
Cash and cash equivalents at end of period                     $ 1,000        $ 2,683
                                                               =======        =======
Supplemental disclosures of cash flow information:
    Cash paid during the nine months for:
           Interest                                            $   203        $    63
           Income Taxes                                        $    --        $ 1,196
                                                               =======        =======


            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

NOTE 1 - Interim Financial Information

The unaudited consolidated financial statements of Natural Alternatives International, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial information as of and for the nine months ended March 31, 2000 and 1999.

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results may differ from such estimates. The consolidated results of operations for the interim periods ended March 31, 2000 and 1999 are not necessarily indicative of the consolidated operating results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in prior periods' consolidated financial statements have been reclassified to conform to the presentation for the quarter ended March 31, 2000.


NOTE 2 - Inventories

Inventories are comprised of the following:

                       March 31      June 30
                         2000          1999
                       -------       -------
Raw materials          $ 4,399       $ 7,457
Work in progress           458           270
Finished goods           3,420         2,884
                       -------       -------
                       $ 8,277       $10,611
                       =======       =======

In December 1999, the Company wrote-off inventory of $2.0 million, which included $735,000 for deposits on inventory. The analysis of inventory balances and subsequent write-off related primarily to the loss of a major customer in December 1999, a decline in market share and continuing competitive pressures which caused the Company to re-evaluate all product lines and reduce or slow production of products with limited future sales potential.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

NOTE 3 - Comprehensive Net Loss

Comprehensive net loss is comprised of the following:

                                                  For the three months           For the nine months
                                                     ended March 31                ended March 31
                                                 ----------------------        ----------------------
                                                  2000           1999           2000           1999
                                                 -------        -------        -------        -------
Net loss                                         ($1,763)       ($4,321)       ($4,087)       ($2,418)
  Foreign currency translation adjustments            (6)            --            (21)            --
  Unrealized gain (loss) on investments               --             --              1             (6)
                                                 -------        -------        -------        -------

Comprehensive loss                               ($1,769)       ($4,321)       ($4,107)       ($2,424)
                                                 =======        =======        =======        =======

NOTE 4 - Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of diluted net loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per share.

For the three and nine months ended March 31, 2000, there were outstanding options to purchase 313,000 shares of common stock, and for the three and nine months ended March 31, 1999 there were outstanding options to purchase 45,000 and 30,000 shares of common stock, respectively, that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.


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

                               For the three months                                      For the nine months
                                   ended March 31                                           ended March 31
                   ------------------------------------------------       -----------------------------------------------------
                           2000                       1999                         2000                         1999
                   -------------------       ----------------------       -----------------------       -----------------------
                   Sales by                  Sales by                     Sales by                      Sales by
 Customer          Customer       %(a)       Customer        %(a)         Customer         %(a)         Customer         %(a)
------------       --------       ----       -------        -------       --------        -------       --------        -------
  Customer 1       $  6,367         67%      $ 3,646             28%       $14,981             41%       $ 9,832             21%
  Customer 2          1,321         14%      (b)                             5,964             16%       (b)
  Customer 3       (b)                         4,100             31%         4,256             12%        15,416             33%
  Customer 4       (b)                       (b)                             3,747             10%       (b)
  Customer 5       (b)                         1,649             13%       (b)                             9,226             19%
                   --------       ----       -------        -------        -------        -------        -------        -------
                   $  7,688         81%      $ 9,395             72%       $28,948             79%       $34,474             73%
                   ========       ====       =======        =======        =======        =======        =======        =======

        (a)  Percent of total net sales.
        (b)  Net sales for the period were less than 10% of total net sales.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per-share data)


NOTE 6 - Debt

On October 4, 1999, the Company replaced an existing $3.0 million revolving working capital line of credit with $9.0 million in new financing. The new financing consists of a $5.0 million revolving working capital line of credit at an annual interest rate of prime and a $4.0 million term note at an annual interest rate of prime plus 0.25%, for an effective interest rate of 9.00% and 9.25%, respectively, at March 31, 2000. Borrowings under the revolving working capital line of credit are collateralized by eligible accounts receivable and inventory, as defined in the agreement; proceeds are to be used to support ongoing operating requirements. As of March 31, 2000, the Company was not in compliance with certain financial covenant provisions of the line of credit agreement, which the financial institution has waived through June 30, 2000. The line of credit expires on December 1, 2000; management expects this line to be renewed in the normal course of business. Borrowings under the term note will be used for new equipment purchases, as defined. The term note expires on June 1, 2000; the loan will be converted to a five-year term loan provided that the Company is in compliance with all terms and conditions, as defined. As of March 31, 2000, amounts outstanding under the revolving line of credit and term note were $100,000 and $958,000, respectively.

The Company's wholly owned subsidiary in Switzerland has a revolving line of credit agreement permitting borrowings up to CHF 2.0 million, or approximately $1.3 million at March 31, 2000 at an annual interest rate of 5.0%. The line of credit expires on December 31, 2000; management expects this line to be renewed in the normal course of business. The agreement contains no financial covenants. As of March 31, 2000, the Company converted approximately $935,000 of the amounts outstanding to term notes, with minimum payments of CHF 250,000, or approximately $151,000, required beginning in the second quarter of fiscal year 2001. As of March 31, 2000, the Company is in compliance with all terms and conditions of the revolving line of credit agreement.

On November 9, 1999, the Company entered into a term note agreement for $2.5 million, secured by equipment at an annual interest rate of 9.2%. The note has a five-year term that provides for principal and interest payable in monthly installments of $52,000; proceeds have been used to support working capital requirements. As of March 31, 2000, approximately $2.4 million was outstanding under this term note. As of March 31, 2000, the Company is in compliance with all terms and conditions of the term note. The composite interest rate on all outstanding debt was approximately 8.3%.


NOTE 7 - Equity

During the nine month period ended March 31, 2000, 50,000 common shares were repurchased at a cost of $167,000 pursuant to the Board of Directors approved repurchase program of up to 500,000 shares of the Company's common stock. As of March 31, 2000, 249,500 shares had been repurchased at a cost of $1,161,000 under this repurchase program.


NOTE 8 - Related Party Transactions

The Company entered into an agreement with the father-in-law and mother-in-law of the Chief Executive Officer of the Company in December 1991, which provides for commissions on sales to a particular customer. Effective January 1, 1993, the commission is equal to 5% of sales and payable upon collection from the customer and capped at $25,000 per calendar quarter. Amounts paid under this agreement were $50,000 and $75,000 for the nine-month periods ended March 31, 2000 and 1999, respectively. There were no amounts owed under the agreement at March 31, 2000 or 1999. The agreement will expire in December 2001 or as defined in the agreement; future commissions on sales are anticipated to decline or cease as no orders are expected from the particular customer for the foreseeable future.

During the nine months ended March 31, 2000 and 1999, the Company had sales of $13,000 and $743,000, respectively, to a customer in which certain directors, officers and employees previously had direct or indirect equity ownership. At March 31, 2000 and June 30, 1999, the net accounts receivable from

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per-share data)

this customer were $0 and $83,000, respectively. The Company recovered accounts receivable of $35,000 during the nine months ended March 31, 2000 and $39,000 was written off. In addition, at March 31, 2000 and June 30, 1999, the Company had notes receivable, net, of $0 and $50,000, respectively. As of November 11, 1999 no remaining directors, officers or employees of the Company had any direct or indirect equity ownership in the customer.

In March 1999, the Company entered into a letter of intent to form a joint venture with FitnessAge, Inc., a privately held development stage company based in San Diego, CA ("FitnessAge"). In connection therewith, on March 30, 1999 the Company purchased 300,000 shares of FitnessAge common stock for $150,000. On or about the same date, the family limited partnership of the Chief Executive Officer and the Secretary and Chairperson of the Board of Directors purchased 200,000 shares of the Common Stock of FitnessAge for $100,000. During the nine months ended March 31, 2000, the Company had sales of $127,000 to Custom Nutrition, LLC, a company formed under its joint venture with FitnessAge. At March 31, 2000, the net accounts receivable from this customer was $127,000.


NOTE 9 - Custom Nutrition Joint Venture Alliance with FitnessAge, Inc.

On December 6, 1999, the Company and FitnessAge formalized the joint venture by forming a new company named Custom Nutrition, LLC, a Delaware limited liability company ("Custom Nutrition"). Custom Nutrition was formed for the purpose of developing, merchandising, selling and distributing customized nutritional and related products to health and fitness clubs, as well as over the internet. Under terms of a 10-year Exclusive Manufacturing Agreement, the Company is the exclusive manufacturer of all nutritional supplements for Custom Nutrition. In addition, Custom Nutrition obtained an exclusive royalty free license to FitnessAge's proprietary software technology, including their physical fitness assessments known as the FitnessAge System, as well as, software under development designed to provide customized nutritional assessments. In accordance with its Operating Agreement, the Company was required to make an initial capital contribution of $100,000, which was funded during the quarter ended March 31, 2000; income and losses are to be allocated and any additional capital contribution requirements of Custom Nutrition are to be made 60% to FitnessAge and 40% to the Company. As of March 31, 2000, there were no sales recorded by Custom Nutrition, which commenced operations during the first half of calendar year 2000, and other operations have been insignificant.

In addition, in November and December 1999, the Company provided FitnessAge a total of $734,000, net of $16,000 of professional fees, as part of a convertible secured loan made by the Company to FitnessAge (the "Loan"). The Loan is collateralized by all of the assets of FitnessAge and includes interest accruing at an annual rate of 12%. The principal together with all accrued and unpaid interest is due November 10, 2000. The Company has the right at any time to convert all or any portion of the amount due on the Loan into the common stock of FitnessAge at a conversion price of $0.75 per share. As of March 31, 2000, the balance of the Loan, including all accrued and unpaid interest, was $765,000, and the Company's direct aggregate investment in FitnessAge was approximately $915,000. The Company is currently accounting for this investment under the cost method of accounting.

In conjunction with the Loan, the Company received a three-year Warrant (the "Warrant") to purchase up to 150,000 shares of Common Stock of FitnessAge for $1.00 per share. The Company may exercise the Warrant at any time up to and including November 1, 2002. As of March 31, 2000, the Company had not exercised any portion of this Warrant. The Company also obtained: the right to designate one representative of the Company to be a member of FitnessAge's Board of Directors, which consists of five board members; and registration rights and certain other rights as defined by the loan documents and by an Investor Rights Agreement. If the Company converted the Loan and exercised the Warrant, the Company would own less than five percent, on an as converted basis, of FitnessAge common stock.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per-share data)

NOTE 10 - Subsequent Event

On April 27, 2000 the Company executed an agreement to sublease 24,000 square feet of the abandoned office and manufacturing facility in Carlsbad, California and the Company is in final contract negotiations to sublease an additional 58,000 square feet of the facility. Management expects to finalize these agreements by June 2000.

The Company also received a proposal for the sale of its leasehold interests in the abandoned Carlsbad facility in exchange for the Company's payment of a fixed buyout fee. The Company is currently evaluating this proposal. The Company can make no assurance that it will sell its leasehold interests, or sublease the premises on terms acceptable to the Company, or if at all.

The Company accrued an additional $600,000 in costs during the quarter ended March 31, 2000 in connection with the sublease arrangements. The total accrued liability of approximately $3.0 million provides for the expected costs related to the various sublease arrangements and other potential exit strategies, including but not limited to commissions, tenant improvement allowances, legal, architectural fees and other related exit and/or lease buyout settlement costs.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

Information provided in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future financial and operating results, statements concerning industry performance, the Company's operations, economic performance, financial condition, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well as assumptions related to the foregoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including but not limited to those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-K.

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2000 AND 1999

Net sales decreased 27.3%, or approximately $3.6 million, to approximately $9.5 million for the quarter ended March 31, 2000, from approximately $13.1 million for the quarter ended March 31, 1999. The decrease was primarily due to the loss of a major customer, Nu Skin Enterprises Inc., which accounted for approximately $4.1 million, or 31.2%, of net sales for the quarter ended March 31, 1999. During the second quarter of fiscal year 2000, Nu Skin informed the Company that its production needs have been transitioned to other vendors for the foreseeable future. Domestic sales growth was also negatively impacted by the loss of customer sales for several herbal products. Partially offsetting the decrease in net sales from the loss of these major customers was increased net sales to existing customers, primarily attributed to the Company's largest customer which had increased net sales of approximately 74.6%, or $2.7 million, to approximately $6.4 million for the quarter ended March 31, 2000.

Company management continues its strategy to focus its efforts for increasing sales through diversifying and expanding geographic distribution channels. The expansion in fiscal 2000 into Switzerland through the wholly-owned manufacturing subsidiary, which commenced operations in September 1999, contributed $1.2 million in net sales for the quarter ended March 31, 2000, an increase of approximately $0.9 million from the prior quarter ended December 31, 1999. The Company believes that the Swiss facility is tracking to meet its business plan expectations, as volumes are anticipated to grow to meet European market demand. During the latter part of the third quarter of fiscal year 2000, the Company also commenced the initial marketing and sale of unique herbal health and natural supplement products under the Dr. Cherry label. The Company has a 10-year Exclusive Licensing and Manufacturing Agreement for the manufacture and distribution of these products and has contracted with an outside company to utilize their specialized services to meet direct to consumer order fulfillment capabilities. These services are anticipated to support future direct television, direct mail and e-commerce channels, specifically targeted to the branded health practitioner market. In addition, during the third quarter of fiscal year 2000, the Company began the manufacture of products held in inventory by Custom Nutrition, a joint venture with FitnessAge, in anticipation of the product launch of customized sports nutritional supplements and related products to consumers expected to commence during the second half of calendar year 2000. These new business initiatives are intended to diversify sales and improve gross margins and are currently not material to the results of operations. Industry competition, which the Company expects to remain strong for the foreseeable future, and other market or regulatory factors, could adversely affect

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

these initiatives and results of operations in any given period; such adverse affects often cannot be anticipated.

For the quarter ended March 31, 2000, the Company experienced an increase in cost of goods sold as a percentage of sales, to 93.8% compared to 85.6% for the quarter ended March 31, 1999. The increase reflects the following: reduced sales prices which were not completely offset by reduced material costs; decreased production volume absorption of manufacturing overhead costs; and increased quality control costs to ensure product compliance with established GMP specifications and standards. The increase in cost of goods sold resulted in a reduction in gross profit of approximately $1.3 million to $0.6 million for the quarter ended March 31, 2000 compared to a gross profit of approximately $1.9 million for the quarter ended March 31, 1999. The Company reduced total manufacturing labor and overhead costs approximately $0.5 million from the previous quarter ended December 31, 1999 as a result of the previously announced cost containment program.

Selling, general and administrative expenses decreased as a percentage of net sales to 26.6% for the quarter ended March 31, 2000 from 31.2% for the quarter ended March 31, 1999. In absolute dollars, the expenses decreased by approximately $1.6 million to approximately $2.5 million for the quarter ended March 31, 2000 from approximately $4.1 million for the quarter ended March 31, 1999. The reduction was primarily the result of the previously announced cost containment program. In addition, approximately $0.6 million of non-recurring employment termination and loan impairment expenses related to senior management restructuring were incurred during the quarter ended March 31, 1999. Total selling, general and administrative expenses declined approximately $0.4 million from the previous quarter ended December 31, 1999.

The Company's loss from operations was approximately $2.6 million for the quarter ended March 31, 2000, compared to a loss from operations of $7.3 million for the quarter ended March 31, 1999. The decrease of approximately $4.7 million was due to a decrease of approximately $6.0 million in selling, general and administrative expenses and the provision for loss on lease obligation, partially offset by the decrease in gross profit of approximately $1.3 million.

The Company recorded a net loss for the quarter ended March 31, 2000 of approximately $1.8 million compared to a net loss of approximately $4.3 million for the quarter ended March 31, 1999. The decrease of approximately $2.5 million was due to the reasons described above. The income tax benefit of 34.3% compares with a tax benefit of 40.0% for the quarters ended March 31, 2000 and 1999, respectively. The lower percentage is the result of the consolidation of a wholly owned manufacturing subsidiary in Switzerland, which has a five-year income tax holiday. Diluted net loss per common share was $0.31 for the quarter ended March 31, 2000 compared to diluted net loss per common share of $0.73 for the quarter ended March 31, 1999.


NINE MONTHS ENDED MARCH 31, 2000 AND 1999

Net sales decreased 22.3% or approximately $10.6 million to approximately $36.9 million for the nine months ended March 31, 2000, from approximately $47.4 million for the nine months ended March 31, 1999. The decrease was primarily due to the loss of a major customer, Nu Skin Enterprises Inc., which accounted for approximately $4.3 million, or 11.5% and $15.4 million, or 32.5% of net sales for the nine months ended March 31, 2000 and 1999, respectively. Nu Skin informed the Company that its production needs have been transitioned to other vendors for the foreseeable future. Domestic sales growth was also negatively impacted by the loss of customer sales for several herbal products. Partially offsetting the decrease in net sales from the loss of these major customers was increased net sales to existing customers, primarily attributed to the Company's largest customer which had increased net sales of approximately $5.1 million, or 52.4%, to approximately $15.0 million for the nine months ended March 31, 2000.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Company management continues its strategy to focus its efforts for increasing sales through diversifying and expanding geographic distribution channels. The expansion in fiscal 2000 into Switzerland through the wholly-owned manufacturing subsidiary, which commenced operations in September 1999, contributed $1.6 million in net sales for the nine months ended March 31, 2000. The Company believes that the Swiss facility is tracking to meet its business plan expectations, as volumes are anticipated to grow to meet European market demand. During the latter part of the third quarter of fiscal year 2000, the Company also commenced the initial marketing and sale of unique herbal health and natural supplement products under the Dr. Cherry label. The Company has a 10-year Exclusive Licensing and Manufacturing Agreement for the distribution and manufacture of these products and has contracted with an outside company to utilize their specialized services to meet direct to consumer order fulfillment capabilities. These services are anticipated to support future direct television, direct mail and e-commerce channels, specifically targeted to the branded health practitioner market. In addition, during the third quarter of fiscal year 2000 the Company began the manufacture of products held in inventory by Custom Nutrition, a joint venture with FitnessAge, in anticipation of the product launch of customized sports nutritional supplements and related products to consumers expected to commence during the second half of calendar year 2000. These new business initiatives are intended to diversify sales and improve gross margins to levels previously experienced and are currently not material to the results of operations. Industry competition, which the Company expects to remain strong for the foreseeable future, and other market or regulatory factors, could adversely affect these initiatives and results of operations in any given period; such adverse affects often cannot be anticipated.

For the nine months ended March 31, 2000, the Company experienced an increase in cost of goods sold as a percentage of sales, excluding the inventory write-off of $2.0 million, to 86.6% compared to 79.3% for the nine months ended March 31, 1999. The increase reflects reduced sales prices which were not completely offset by reduced material costs; increased manufacturing overhead costs; and increased quality control costs to ensure product compliance with established GMP specifications and standards. During the second quarter of fiscal year 2000, the Company wrote-off inventory of $2.0 million, which included $735,000 for deposits on inventory. The analysis of inventory balances and subsequent write-off related primarily to the loss of a major customer in December 1999, a decline in market share and continuing competitive pressures, which caused the Company to re-evaluate all product lines and reduce or slow production of products with limited future sales potential. The decrease in sales, increase in cost of goods sold and the inventory write-off resulted in a reduction of gross profit of $6.9 million to approximately $3.0 million for the nine months ended March 31, 2000 compared to $9.8 million for the nine months ended March 31, 1999. The Company reduced total manufacturing labor and overhead costs approximately $0.5 million from the previous quarter ended December 31, 1999 as a result of the previously announced cost containment program.

Selling, general and administrative expenses increased as a percentage of sales to 22.5% for the nine months ended March 31, 2000 from 18.8% for the nine months ending March 31, 1999. In absolute dollars, the expenses decreased by approximately $0.6 million to approximately $8.3 million for the nine months ended March 31, 2000 from approximately $8.9 million for the nine months ended March 31, 1999. The reduction was primarily the result of the previously announced cost containment program. In addition, approximately $0.6 million of non-recurring employment termination and loan impairment expenses related to the senior management restructuring were incurred during the quarter ended March 31, 1999. Total selling, general and administrative expenses declined approximately $0.4 million from the previous quarter ended December 31, 1999.

The Company's loss from operations was approximately $5.9 million for the nine months ended March 31, 2000 compared to a loss of approximately $4.1 million for the nine months ended March 31, 1999. The increase of approximately $1.8 million was due to a decrease in gross profit of approximately $6.9 million, partially offset by the decrease in selling, general and administrative expenses and the provision for loss on lease obligation of approximately $5.1 million.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company recorded a net loss for the nine months ended March 31, 2000 of approximately $4.1 million compared to a net loss of approximately $2.4 million for the nine months ended March 31, 1999. This increase was due to the reasons described above. The income tax benefit of 33.9% compares with a benefit of 40.2% for the quarters ended March 31, 2000 and 1999, respectively. The lower percentage is the result of the consolidation of a wholly owned subsidiary in Switzerland, which has five-year income tax holiday. Diluted net loss per common share was $0.71 for the nine months ended March 31, 2000 compared to diluted net loss per common share of $0.41 for the nine months ended March 31, 1999.

COST CONTAINMENT PROGRAM

In January 2000, the Company announced a cost containment program designed to reduce future operating expenses. The program initiated expense control measures intended to counteract the loss of a major customer and streamline business processes to improve future operating performance. The program included an immediate reduction of approximately 27% in the Company workforce, consisting of both permanent and temporary personnel. The reduction-in-force did not result in significant separation agreement or other termination costs. As a result of this program, total compensation, manufacturing, selling and administrative overhead costs declined $0.9 million, or 14.5%, to approximately $5.3 million for the quarter ended March 31, 2000 from approximately $6.2 million for the previous quarter ended December 31, 1999.

Based on the Company's continued net operating losses, management is committed to the restoration of future net profits by adjusting its operating cost structures with current operating levels. Immediate efforts in progress for the quarter ended June 30, 2000 are (i) a reduction in force of 25% effective May 2000, (ii) termination of outside packaging services, as a result of the cost reduction initiative to invest in the integration of in-house finished goods packaging capabilities and (iii) exit strategies of the Carlsbad abandoned office and manufacturing facility.

The Company will continue to concentrate its efforts on improving operational efficiencies, resource requirements, and core business processes to improve operating performance. In addition, the Company will continue to focus on existing customers and realizing the returns from the strategies implemented to diversify and expand geographical and distribution channels through its Swiss manufacturing operations, Custom Nutrition joint venture and Dr. Cherry physician branding direct to consumer initiatives.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through cash flow from operations, capital and operating lease transactions, working capital credit facility and equipment financing arrangements.

At March 31, 2000, the Company had cash of approximately $1.0 million, consistent with the approximate $1.1 million at June 30, 1999. The Company used approximately $4.7 million in investing activities primarily to fund manufacturing facility improvements and a convertible secured loan with FitnessAge as discussed in footnote 9 to the financial statements. The cash used in investing activities was funded by cash provided by financing activities of approximately $4.5 million and cash provided by operating activities of approximately $79,000.

Capital expenditures for the nine months ended March 31, 2000 amounted to approximately $3.8 million. These expenditures relate primarily to manufacturing facility improvements for expanding and upgrading the Company's warehouse, blending and encapsulation production operations. The Company anticipates additional capital expenditures of approximately $1.7 million during fiscal year 2000. These expenditures will primarily be for completing manufacturing quality improvements through the purchase of packaging equipment to vertically integrate finished goods packaging and labeling operations, all of which were outsourced through the quarter ended March 31, 2000. Subsequent to quarter end, the packaging operation was brought on-line, beginning the elimination of outside packaging services; through this cost

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

reduction initiative, the Company expects to reduce future manufacturing costs and realize additional benefits of improved logistics, inventory, quality control and customer service. These expenditures are expected to be paid primarily from borrowings under the Company's term note described below. If these financing alternatives become unavailable, the Company may be required to defer or restrict certain commercial activities or delay or eliminate expenditures for certain of its potential products and/or markets.

At March 31, 2000, the Company had working capital of approximately $8.3 million compared to approximately $14.1 million at June 30, 1999. The $5.8 million decrease in working capital was primarily the result of a decrease in inventories of approximately $2.3 million and accounts receivable of $3.3 million, and a reclassification of the accrual for loss on lease obligation of $3.0 million from long term to current and current installments of long-term debt of approximately $1.5 million used to finance manufacturing facility improvements and expansion; this was partially offset by a decrease in accounts payable of approximately $2.2 million. Current maturities of long-term debt at March 31, 2000 amounted to approximately $1.6 million.

For the nine months ended March 31, 2000, the Company's consolidated outstanding debt increased to approximately $5.7 million from approximately $1.0 million at June 30, 1999. The increase in debt of $4.7 million was utilized to fund the following Company initiatives: capital expenditures related primarily to manufacturing facility improvements discussed above; and the start-up expenses for the expansion in fiscal 2000 of the wholly-owned manufacturing subsidiary in Switzerland. The composite interest rate on all outstanding debt was approximately 8.3%.

The Company has access to funds from existing credit facilities to support future ongoing operating requirements and capital expenditures of approximately $8.0 million, net of borrowings outstanding under these facilities as of March 31, 2000 of approximately $2.3 million. The Company believes that its available cash and cash equivalents and existing credit facilities should be sufficient to fund near term operating activities. The Company's ability to fund future operations and meet capital requirements will depend on many factors, including: the effectiveness of the Company's diversified growth strategy; the effectiveness of the cost containment program; vertical integration of packaging operations; the expansion of Switzerland manufacturing operations; the ability to establish additional alliances or changes to existing alliances; and the ability to establish sub-lease arrangements for the abandoned office and manufacturing facility. The Company may seek additional financing sources, but there can be no assurance that such additional financing sources will be available at acceptable terms, if any at all.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company will be required to adopt SAB 101 in the first quarter of fiscal 2001. SAB101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company does not expect this change in accounting principle to have a material effect on the Company's financial position and results of operation.

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

CURRENT LOSSES AND EXPECTED FUTURE LOSSES; DECLINING SALES

The Company incurred a net loss of approximately $2.9 million for the fiscal year ended June 30, 1999. Sales for the fiscal year ended June 30, 1999 declined to approximately $57.0 million compared to approximately $68.0 million for the fiscal year ended June 30, 1998. Sales for the nine months ended March 31, 2000 were approximately $36.9 million versus sales of approximately $47.4 million for the comparable period of 1999. The Company incurred a net loss of approximately $4.1 million for the nine months ended March 31, 2000, and expects to incur a net loss for the fiscal year ending June 30, 2000. The Company has implemented a cost containment program and a return to profitability program in an effort to reduce expenses to meet current operating levels. There can be no assurance that these programs will be effective, or if they are, the Company cannot predict the level of profitability or whether the Company will be able to maintain profitability. The Company expects that operating results will fluctuate from period to period as a result of differences in when it incurs expenses and receives revenues from product sales. Some of these fluctuations may be significant.

DECLINE IN STOCK PRICE

The Company's stock price has experienced significant volatility at times during the past two years and is currently at historic lows. In view of the Company's current losses and expected losses through June 30, 2000, and the fact there can be no assurances of future profitability, there can be no assurance that the stock price will not continue to decline. Market conditions in the vitamin and nutritional supplement industry such as increased price competition, consolidation, oversupply of vitamin and supplement products, operating results of competitors, adverse publicity and other factors such as customer and product announcements by the Company and operating results which are lower than the expectations of analysts and our investors, may have a significant adverse effect on the price of the Company's stock.

LOSS OF MAJOR CUSTOMER

During the quarter ended December 31,1999, one of the Company's major customers, NuSkin Enterprises, Inc. ("NuSkin"), advised the Company it would stop purchasing products from the Company, and no longer purchases any Company products. For the fiscal year ended June 30, 1999, NuSkin accounted for approximately $18.4 million or approximately 32% of the Company's sales, and for the nine months ended March 31, 2000, NuSkin accounted for approximately $4.3 million or 12% of the Company's sales. The loss of NuSkin as a customer has had a material adverse impact on the near term revenues and operating results of the Company.

LONG-TERM LEASE COMMITMENT FOR ABANDONED FACILITY

The Company has a 15-year lease commitment for an approximately 82,500 square foot build-to-suit office and manufacturing facility in Carlsbad, California that the Company previously determined not to occupy. The monthly lease payments, which commenced in November, 1999, are currently approximately $106,000 plus costs for taxes, insurance and maintenance. The rental expenses are subject to annual inflation adjustments through the remainder of the lease term. As discussed in footnote 10 to the financial statements, the Company executed an agreement to sublease 24,000 square feet and is in final contract negotiations to sublease an additional 58,000 square feet of the facility. Management expects to finalize these agreements by June 2000.

The Company also received a proposal for the sale of its leasehold interests in the abandoned Carlsbad facility in exchange for the Company's payment of a fixed buyout fee. The Company is currently evaluating this proposal. The

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION


Company can make no assurance that it will sell its leasehold interests, or sublease the premises on terms acceptable to the Company, or if at all.

RELIANCE ON LIMITED NUMBER OF CUSTOMERS FOR MAJORITY OF REVENUE

For the fiscal year ended June 30, 1999, the Company had three major customers, which together accounted for approximately 71% of the Company's net sales. For the nine months ended March 31, 2000, there were four major customers who each accounted for 10% or more of the Company's net sales, which together accounted for 79% of the Company's net sales. The Company lost one of these major customers, NuSkin, during the quarter ended December 31, 1999. For the quarter ended March 31, 2000, there were two major customers who each accounted for 10% or more of the Company's net sales, which together accounted for 81% of the Company's net sales. The loss of any additional major customers, or any of these customers substantially reducing their purchases from the Company, would have a material adverse impact on the business, operations and financial condition of the Company.

LAWSUIT BY FORMER PRESIDENT, DIRECTOR AND CHIEF FINANCIAL OFFICER

The Company is a party to a lawsuit filed by its former President, Director and Chief Financial Officer, William P. Spencer. The lawsuit was filed in January 2000 and was served upon the Company in March 2000. Mr. Spencer was terminated by the Company for cause in January 1999. The lawsuit alleges damages for wrongful termination, breach of option contract, conversion, breach of employment contract, discriminatory and retaliatory discharge, workplace harassment and slander. The lawsuit seeks damages in an amount to be proved at trial, and alleges damages in excess of six million dollars. The Company has responded to the lawsuit and has denied it has any liability. Management believes the claims against the Company are without merit. The Company has filed a cross complaint in a lawsuit against Mr. Spencer and a corporation in which he is currently a director, principal shareholder and chief executive. The Company has also filed a cross complaint against three other individuals, two of whom are former employees of the Company and the other a former consultant to the Company. The cross complaint seeks damages and injunctive relief for breach of fiduciary duty; fraud-concealment of material facts; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; civil conspiracy; intentional interference with contract; trade libel; slander per se; breach of contract; conversion; misappropriation of trade secrets; breach of duty of loyalty; unlawful, unfair and/or fraudulent business acts or practices and an accounting. Management believes the Company will prevail in its cross complaint against each cross defendant. In the event a judgment was obtained against the Company in the amount of the damages alleged in the lawsuit or any significant portion thereof, it would have a material adverse impact upon the financial condition of the Company.

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

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION


RELIANCE ON LIMITED NUMBER OF SUPPLIERS; AVAILABILITY AND COST OF PURCHASED MATERIALS

The Company purchases from a limited number of raw material suppliers certain products the Company does not manufacture. No supplier represented more than 10% of total raw material purchases for the fiscal year ended June 30, 1999 or for the nine month period ended March 31, 2000. Although the Company currently has supply arrangements with several suppliers of these raw materials, and such materials are generally available from numerous sources, the termination of the supply relationship by any material supplier or an unexpected interruption of supply could materially adversely affect the Company's business, operations and financial condition.


The Company has reliance on a single supplier to process certain raw materials for a product of a major customer. An unexpected interruption of supply of this service would materially adversely affect the Company's business, operations and financial condition.

EFFECT OF ADVERSE PUBLICITY

The Company's products consist primarily of dietary supplements (vitamins, minerals, herbs and other ingredients). The Company regards these products as safe when taken as suggested by the Company. In addition, various scientific studies have suggested the ingredients in some of the Company's products may involve health benefits. The Company believes the growth in the dietary supplements business of the last several years may in part be based on material media attention and various scientific research suggesting potential health benefits for the consumption of certain vitamin products. The Company is indirectly dependent upon its customers' perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies which may not adhere to the same quality standards as the Company. The business, operations and financial condition of the Company could be adversely affected if any of the Company's products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers, or should scientific studies provide unfavorable findings regarding the effect of products similar to those produced by the Company.

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

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS

The Company's growth may be dependent in part upon its ability to expand its operations and those of its customers into new markets, including international markets. For the fiscal year ended June 30, 1999 and nine months ended March 31, 2000, the percentage of the Company's net sales by customers into international markets were 30.8% and 28.0%, respectively. The Company also has a manufacturing facility in Switzerland, which is designed to increase sales of the Company's products overseas. The Company may experience difficulty entering new international markets due to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things, (1) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company's ability to sell certain products or repatriate profits to the United States, (2) exposure to currency fluctuations, (3) the potential imposition of trade or foreign exchange restrictions or increased tariffs, and (4) economic and political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

GOVERNMENT REGULATION

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION


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

The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating the active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

DSHEA provides for specific nutritional labeling requirements for dietary supplements. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. The Company anticipates the FDA will finalize manufacturing process regulations that are specific to dietary supplements and require at least some of the quality control provisions applicable for drugs. The Company currently manufactures its vitamins and nutritional supplement products in compliance with the food good manufacturing processes.

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

DISTRIBUTION AND MANAGEMENT OF OPERATIONS

In fiscal 1999, the Company leased and began development of two additional facilities. One new facility, comprising 74,000 square feet in Vista, California, is used as warehousing, blending, packaging and distribution facility. The Company also operates an 18,000 square foot manufacturing facility in Lugano, Switzerland. Both of these facilities were completed and fully operational during fiscal 2000. During fiscal 1999, the Company also implemented an entirely new software system to manage its materials, manufacturing and accounting operations. While the Company believes these activities will increase the Company's manufacturing and distribution capabilities, there can be no assurance the expected operating improvements will be realized, or these new facilities will result in improved sales, profit margins or earnings. A significant, unexpected disruption of these systems and facilities could have a material adverse effect on the Company's results of operations.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION

FAILURE TO ATTRACT AND RETAIN MANAGEMENT COULD HARM OUR ABILITY TO ACHIEVE PROFITABILITY AND GAIN

The Company's success is dependent in large part upon it's continued ability to identify, hire, retain and motivate highly skilled management employees. These types of qualified individuals are currently in great demand in the marketplace. Competition for these employees is intense and the Company may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. The majority of Officers began their employment with the Company in late fiscal year 1999 and 2000. The inability of the Company to retain competent professional management could adversely affect our ability to execute our business strategy.

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

CONCENTRATION OF OWNERSHIP; CERTAIN ANTI-TAKEOVER CONSIDERATION

The Company's directors and executive officers beneficially own in excess of 27% of the outstanding Common Stock as of March 31, 2000. Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies and business operations of the Company. The Company's Board of Directors has the authority to approve the issuance of 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company's shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Certain provisions of Delaware law, as well as the issuance of preferred stock, and other "anti-takeover" provisions in the Company's Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company's shareholders, and may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

RESTRICTIVE FINANCING COVENANTS.

One or more of the Company's loan agreements contain a number of covenants that restrict the operations of the Company. Such restriction includes requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, debt coverage ratios and minimum EBITDA to cash interest expense ratios. The Company was not in compliance with certain of these ratios at March 31, 2000 which the financial institution has agreed to waive through June 30, 2000. The Company is currently in negotiations with the financial institution and others to establish revised loan agreements. There can be no assurance the Company will successfully enter into new loan agreements and will be able to comply with such covenants or restrictions contained therein in the future quarters. The Company's ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the various loan agreements that would permit the lenders thereunder to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and terminate their commitments to make further extensions of credit thereunder.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks which arise in the normal course of business from changes in interest rates, foreign currency exchange rates and stock market fluctuations. At March 31, 2000, the Company maintains an investment portfolio containing common stocks that are subject to market risk. The Company has not used derivative financial instruments in its investment portfolio and believes that

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION


its investment in market-risk-sensitive instruments is not material. Based upon our overall currency rate exposure at March 31, 2000, we do not believe that our exposure to currency rate fluctuations will have a material impact on our consolidated financial position or consolidated results of operations.

Market rate risk related to Long Term Debt is diminimus due to the fixed interest rate and fixed payment structure of the significant portion of debt.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a lawsuit filed by its former President, Director and Chief Financial Officer, William P. Spencer. The lawsuit was filed in January 2000 and was served upon the Company in March 2000. Mr. Spencer was terminated by the Company for cause in January 1999. The lawsuit alleges damages for wrongful termination, breach of option contract, conversion, breach of employment contract, discriminatory and retaliatory discharge, workplace harassment and slander. The lawsuit seeks damages in an amount to be proved at trial, and alleges damages in excess of six million dollars. The Company has responded to the lawsuit and has denied it has any liability. Management believes the claims against the Company are without merit. The Company has filed a cross complaint in a lawsuit against Mr. Spencer and a corporation in which he is currently a director, principal shareholder and chief executive. The Company has also filed a cross complaint against three other individuals, two of whom are former employees of the Company and the other a former consultant to the Company. The cross complaint seeks damages and injunctive relief for breach of fiduciary duty; fraud-concealment of material facts; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; civil conspiracy; intentional interference with contract; trade libel; slander per se; breach of contract; conversion; misappropriation of trade secrets; breach of duty of loyalty; unlawful, unfair and/or fraudulent business acts or practices and an accounting. Management believes the Company will prevail in its cross complaint against each cross defendant. In the event a judgment was obtained against the Company in the amount of the damages alleged in the lawsuit or any significant portion thereof, it would have a material adverse impact upon the financial condition of the Company.

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies have filed a number of similar lawsuits against some or all of the same manufacturers. The Company's lawsuit has been consolidated with some of the others and is captioned In re Vitamin Antitrust Litigation, and is pending in U.S. District Court in Washington D.C. One or more consumer class actions have also been filed against some or all of the same defendants, and at least one of these is presently in a settlement process. The Company brought its own action to insure it understood what actually occurred. The Company is eager to resolve its claims. There can be no assurance the claims will be resolved, or it they are that it will result in a material benefit to the Company.

ITEM 2. CHANGES IN SECURITIES

During the nine month period ending March 31, 2000, 50,000 common shares were repurchased at a cost of $167,000 pursuant to the Board of Directors approved repurchase program of up to 500,000 shares of the Company's common stock. As of March 31, 2000, 249,500 shares had been repurchased at a cost of $1,161,000 under this repurchase program. In addition, 12,548 shares of Common Stock were purchased through the Company's Employee Stock Purchase Plan (the "Stock Purchase Plan") and issued to eligible employees of the Company. The Stock Purchase Plan provides eligible employees of the Company to purchase, through payroll deductions, shares of Common Stock at a discount consistent with the provisions of the Internal Revenue Code of 1986, as amended. The Board of Directors reserved 150,000 shares of common stock for the Stock Purchase Plan, plus an annual increase as defined, to be added on the first day of the Company's fiscal year beginning July 1, 2000.


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



NATURAL ALTERNATIVES INTERNATIONAL, INC.





                         Date:  May 15, 2000
/s/ Peter C. Wulff
-------------------

Peter C. Wulff
Chief Financial Officer
and Treasurer