Form 10-K405
period 2000-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2000-10-12
CIK 787253

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

     For the fiscal year ended JUNE 30, 2000 Commission file number 0-15701


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


                                   Yes [X] No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of shares of voting stock held by non-affiliates (assuming for this purpose that all officers and directors, and affiliates of directors, are affiliates) of the Registrant was approximately $9.0 million based on the closing sale price as of October 9, 2000.

At October 9, 2000, the Registrant had 5,761,880 outstanding shares of Common Stock, $.01 par value, net of 262,500 shares held in the treasury.

                       Documents Incorporated by Reference

Registrant's Proxy Statement, for the 2001 Annual Meeting of Stockholders, to be filed within 120 days from June 30, 2000, is incorporated herein by reference.

                                     PART I

ITEM    1. BUSINESS

Natural Alternatives International, Inc. and its subsidiaries (referred to collectively herein as "Natural Alternatives", "NAI", or the "Company") are engaged in the formulation, manufacturing and packaging of encapsulated and compressed tablets and powder blended vitamins and related nutritional supplements including phytochemicals derived from botanicals and foods. The Company provides private label contract manufacturing services to various companies engaged in the marketing and distribution of vitamins, mineral supplements, herbs and other health and nutrition consumer products. The Company also provides various services to these customers including, customer-specific nutritional product formulation; clinical studies assessment; product development; assistance with international product registration; packaging and delivery system design; and other marketing related services. The Company seeks to further its customers' objectives by assisting them in expanding their market share through a variety of special marketing and research programs and services.

The Company's near term strategy is to strengthen both the board of directors and management team; diversify its revenue base, improve quality control and customer service, and restore its financial position. The Company believes it can successfully implement its strategy by continuing to capitalize on its core product development and manufacturing strengths: its ability to develop innovative science-based products; adherence to stringent quality control and assurance standards; the utilization of fully integrated manufacturing and distribution; and the leadership of an experienced management team.

The Company's long-term growth strategies are focused on geographic diversification through its European manufacturing facility and Asian sales presence, introduction of branded direct-to-consumer product lines and development of strategic alliances with health companies focused on consumer sales.

MANAGEMENT

The Company experienced significant changes in its management team and board of directors during both fiscal 1999 and fiscal 2000.

During fiscal 2000, NAI's management team was strengthened in November 1999 with the addition of Peter C. Wulff as Chief Financial Officer and Treasurer. Also, Joe E. Davis was appointed to the Board of Directors in February 2000. Mr. Davis replaces William R. Kellas, Ph.D. who resigned as a director in November 1999.

PROFIT RESTORATION PLAN

The Company lost a major customer in December 1999, which represented approximately 20% of net sales for the first quarter of fiscal 2000 and approximately 32% of net sales for fiscal 1999. In response to losing this major customer the Company initiated in January 2000 a cost containment program aimed at reducing overall company expenses. The Company reduced executive compensation and reduced the workforce by approximately 47% to a level commensurate with its current operating levels. These cost containment initiatives, completed in May 2000, are estimated to have reduced annual compensation costs by $3.25 million. In addition, management reduced costs in other expenditure and professional service categories that were deemed non-essential to its business objectives.

Additional measures taken to reduce operating expenses included the lease termination of the abandoned corporate office and manufacturing facility in Carlsbad, California and the integration of in-house finished goods packaging capabilities, as discussed further below. The termination of the lease obligation in June 2000 eliminated $1.5 million in annual cash outflows related to this lease. The commencement of in-house packaging in April of 2000 substantially eliminates the need to use outside packaging services to produce finished goods manufactured by the Company.

BUSINESS DEVELOPMENT INITIATIVES

During fiscal 2000, the Company worked to diversify its sales channels while solidifying its core customer base in private label manufacturing. The Company initiated a direct-to-consumer marketing program for its own products, as well as, entered into joint venture and manufacturing agreements with other companies. Sales channels include: physicians branding; health and fitness facilities; direct mail and other media channels; and E-commerce. The Company expects to continue to expand these efforts as an integral component of its long-term growth strategy.

PHYSICIANS BRANDED PRODUCTS

In March 2000, the Company entered into an amended and restated 10-year worldwide exclusive licensing agreement with Dr. Reginald B. Cherry, M.D. to develop and distribute natural products. The Company is responsible for collaborating with Dr. Cherry in the design, formulation and development of these nutritional products, and the Company retains exclusive rights for the manufacturing, marketing and distribution of these products. The Company promotes the sale of these nutritional products through Dr. Cherry's weekly television program and monthly medical newsletter, direct mail solicitation, Website, books, study guides, and audiotapes.

In March 2000, the Company launched the first product, Basic Nutrient Support(TM), under the new Dr. Cherry brand and recorded slightly less than $1 million in net sales for the four month period ended June 30, 2000. The Company is planning other marketing initiatives to expand into additional sales channels and is developing new product offerings for introduction in fiscal 2001.

The Company continues to seek additional physicians interested in developing branded products. The ability to execute these opportunities depends on many factors, including but not limited to, the identification of reputable and renowned medical professionals, the ability to reach a business agreement and the ability to create and market nutritional products in an effective and profitable manner.

CUSTOM NUTRITION JOINT VENTURE

In November 1999, the Company entered into a strategic alliance with FitnessAge Incorporated ("FitnessAge"), a privately held development stage company based in San Diego, California. FitnessAge is a consumer health marketing company that has a unique and patented software assessment program that measures an individual's physiological age ("FitnessAge calculator"). FitnessAge is seeking to market the FitnessAge calculator to consumers through diverse channels including health and fitness facilities, corporate wellness centers, healthcare facilities and medical practitioners. FitnessAge is also developing an interactive website to cross-promote its products and services, including online tracking of its relationships with its customers.

The Company and FitnessAge entered into a joint venture agreement in November 1999, to establish Custom Nutrition LLC ("Custom Nutrition"), a Delaware limited liability company. Custom Nutrition was formed for the purpose of developing, merchandising, selling and distributing customized nutritional supplements and related products through various channels to individuals who have taken the FitnessAge assessment. Custom Nutrition is one of the first supplement retailers to provide personalized nutritional supplements and products based on an individual's fitness assessment results. The FitnessAge software has been modified to automatically generate recommendations from the exclusive supplement product line, and will provide the ability for consumers to purchase these products using the internet.

The Company has a 40% equity interest in Custom Nutrition with FitnessAge holding the remaining 60% equity interest. In accordance with the Operating Agreement, the Company made a capital contribution of $100,000 to Custom Nutrition. The Company also provided funds to FitnessAge in exchange for a $750,000 convertible secured promissory note due in November 2000, which is secured by certain FitnessAge assets and is convertible into 1,000,000 shares of FitnessAge common stock. The Company also invested $150,000 for 300,000 shares of FitnessAge common stock in fiscal 1999. In addition, under terms of a 10-year Exclusive Manufacturing Agreement, the Company is the exclusive manufacturer for all nutritional supplements and related products sold by Custom Nutrition. Custom Nutrition has obtained an exclusive royalty free license of FitnessAge's proprietary software technology, including their physical fitness assessments, known as the FitnessAge System, as well as, software under development designed to provide customized nutritional assessments.

During the year ended June 30, 2000, the Company had sales of $135,000 to Custom Nutrition. At June 30, 2000, the net accounts receivable from Custom Nutrition was approximately $80,000.


PRODUCTS AND MANUFACTURING

The Company is engaged in the research, design and manufacture of private label customized nutritional supplements for domestic and international personal care and health product companies engaged in marketing and distribution in a variety of sales channels. The Company purchases raw materials in bulk from qualified vendors, and, after quality control testing and release, weighs and blends these materials and then either encapsulates them, processes the powder blends into jars, or compresses them into solid dosage forms of either chewable wafers or tablets.

In October 1999, the Company opened a new facility in Vista, California for materials receiving, warehousing, weighing and blending, and distribution. The facility consolidates these operations into one location to improve materials and inventory management, work-in-process manufacturing, product distribution, as well as improve overall manufacturing and quality process controls.

In April 2000, the Company began operating its own finished goods packaging facility, adjacent to the warehousing and distribution facility. This new capability substantially eliminates the need to use outside packaging services to produce finished goods manufactured by the Company. The Company's packaging capabilities include bottles, powder fill, blister cards and packets. Management believes that the ability to offer in-house packaging will help control and reduce manufacturing costs, improve inventory management and quality control, simplify manufacturing logistics and provide more dependable service to its customers.

In October 1999, the Therapeutic Goods Administration ("TGA") of Australia re-certified the Company's encapsulation and tableting operations. In March 2000, the Company was also certified TGA compliant in areas including the new finished goods packaging operations. The TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are of high quality, safe and effective. TGA certification also enables the Company to manufacture products for export into countries which have signed the Pharmaceutical Inspection Convention, and includes most European countries as well as several Pacific Rim countries.

The United States Pharmacopeia XXIV compendia ("USP") contain specifications for vitamin and mineral supplements. This USP monograph has long been the basis for determining the potency, purity, content uniformity, disintegration, dissolution and bio-burden of drugs and related articles. The Company believes its has the technical and quality control expertise to conform to all aspects of USP specifications. Conformance with USP specifications allows the Company to use the USP designation on products manufactured for its customers.

The Company believes its international manufacturing facilities, research & development, laboratory and quality control capabilities are a major factor in customer relationships. The standards for formulating, manufacturing and labeling nutritional products should, in the opinion of management, assist the Company in serving its present and future customers and, ultimately, the consumer.

INTERNATIONAL OPERATIONS

In 1999, the Company initiated its geographic expansion strategy to develop a manufacturing facility in Europe. This strategic initiative intended to provide the Company's customers doing business in Europe the ability to source products locally, thereby reducing costs in distribution; reducing duties and tariffs; minimizing exchange exposure; reducing inventory; shortening lead times and improving customer service.

In September 1999, Natural Alternatives International Europe S.A. ("NAIE"), a wholly-owned subsidiary of the Company, opened its facility in Manno Switzerland, which is adjacent to the city of Lugano. The new manufacturing facility provides manufacturing capability in encapsulation and tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration. Over the last six months of fiscal 2000, the facility was profitable with a growing revenue base. Upon formation, NAIE obtained from the Swiss tax authorities a five-year federal and local income tax holiday ending in fiscal 2005.

In fiscal 2000, the Company's percentage of net sales of products marketed by its customers into international markets was approximately 32%, including approximately 7% of net sales of products manufactured by NAIE for customers marketing in the European marketplace.

RESEARCH AND DEVELOPMENT

The primary emphasis of the Company's research and development activities is the development of new products and enhancement of existing products. In addition, the Company continuously produces pilot or sample runs of product formulation prototypes to ensure stability and/or efficacy and to determine ingredient interaction and prospective customer acceptance of the final product. The Company has implemented quality control procedures to verify that all products comply with established specifications and standards in compliance with both USP and Good Manufacturing Practices promulgated by the Food and Drug Administration. The Company also directs and participates in clinical research studies for measuring the efficacy of certain products and/or formulations. These studies are conducted to establish consumer benefits and scientific efficacy supporting both product claims and marketing initiatives. The Company often collaborates with scientists and institutions, and the study results are generally presented at various scientific meetings and symposia, and published in numerous peer reviewed scientific journals. Research of this type is a part of the operating expenses incurred by the Company, and the associated costs have not been significant to date.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Raw materials used in the Company's products consist of nutrient powders, excipients, empty gelatin capsules, and necessary components for packaging and distribution of finished vitamin and nutritional supplement products. The nutrient powders and the empty gelatin capsules are purchased from manufacturers in the United States, and foreign countries. All materials procured by the Company undergo quality control review to ensure conformance to product specification prior to acceptance and release into materials inventory. To date, the Company has not experienced any difficulty in obtaining adequate sources of supply. Although there can be no assurance that the Company will continue to be able to obtain adequate sources in the future, the Company believes that it will be able to do so.

MAJOR CUSTOMERS

NSA International, Inc. ("NSA") and Mannatech Incorporated ("Mannatech") represented 62% of the Company's net sales for the fiscal year ended June 30, 2000. No other customers represented 10% or more of the Company's net sales for the fiscal year ended June 30, 2000. For the year ended June 30, 1999, NuSkin Enterprises, Inc., NSA and Pharmavite Corporation together represented 71% of the Company's net sales.

The Company is strengthening the manner in which it conducts business with its customers by entering into multi-year manufacturing services and supply agreements. These agreements may be either exclusive or non-exclusive covering markets for either the United States, certain countries or worldwide. Most of the Company's current customers conduct business under such agreements, whereby both parties agree to specific terms and conditions for product formulation, clinical research assessment, proprietary and confidential business information, product specifications, manufacturing standards, product pricing, delivery and payment terms.

The majority of the Company's existing customers are either public or privately held direct marketing organizations who distribute a variety of nutritional and health related products throughout the United States, Europe and the Pacific Rim.

As of June 30, 2000, the Company' s sales backlog was approximately $13.6 million.

COMPETITION

The Company's products are sold in domestic and foreign markets in competition with other private label manufacturing and marketing companies. The vitamin and nutritional supplement industry is highly competitive, and competition continues to increase. Competition for the sale of vitamins and supplements comes from many sources, including companies which sell vitamins to supermarkets, large chain discount retailers, drug store chains and independent drug stores, health food stores, pharmaceutical companies and others who sell to wholesalers, as well as mail order vendors, eCommerce and network marketing companies. The Company does not believe it is possible to accurately estimate the number or size of its many competitors since the vitamin industry is largely privately held and highly fragmented.

The Company believes the industry continues to see significant consolidation with merger and acquisition activity totaling over $4 billion in transactions during the first half of calendar 2000. Most industry experts expect this activity to continue for the foreseeable future in food and nutrition companies, multilevel marketing organizations and eCommerce internet firms.

The Company believes competition among manufacturers of vitamin and supplement products is based, among other things, on price, timely delivery, product quality, safety, availability, product innovation, marketing assistance and customer service. The competitive position of the Company will likely depend upon continued acceptance of its products, its ability to attract and retain qualified personnel, future governmental regulations affecting vitamins and nutritional supplements, and publication of vitamin product safety and efficacy studies by the government and authoritative health and medical authorities.

Based on industry data, the botanicals and supplements industry experienced a 30% sales growth in calendar year 1998, while 1999 experienced a decelerating growth rate of 7.8%. Intense competition among industry members during the same period narrowed overall operating margins from 9.7% to 4.3%. The industry is believed to be moving into a mature stage where greater price pressure and modest market expansion will continue to increase competition.

The Company's operations are subject to the risks normally associated with manufacturing vitamins and nutritional products, including shortage of certain raw materials and damage to property or injury to persons.

EMPLOYEES

As of June 30, 2000, the Company employed in the United States 101 full-time employees, with five employed in executive management positions, twenty in the area of research, laboratory and quality control, six in sales and marketing, while the remaining employees are engaged in production and administration. The Company uses in its normal course of operations temporary personnel to meet short term operating level requirements primarily in manufacturing and manufacturing support. As of June 30, 2000 approximately 34 individuals were employed as temporary personnel.

As of June 30, 2000, the Company employed 12 full-time employees and 11 temporary personnel in Switzerland. Most of these employees were engaged in manufacturing and manufacturing support.

The Company has never experienced a work stoppage, and none of its employees are currently represented by a union or any other form of collective bargaining unit. The Company believes its relations with its employees are good.

GOVERNMENT REGULATION

The formulation, manufacturing, packaging, labeling, advertising and distribution of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("DOA") and the Environmental Protection Agency ("EPA"). These activities are also regulated by various agencies of the states and localities in which the Company's products are sold, including without limitation the California Department of Health Services, Food and Drug branch. The FDA in particular regulates the advertising, labeling and sales of vitamin and mineral supplements and may take regulatory action concerning medical claims, misleading or untruthful advertising, and product safety issues. These regulations include the FDA's Good Manufacturing Practices ("GMP") for foods. Detailed dietary supplement GMPs have been proposed but no regulations have been adopted. Additional dietary supplement regulations were adopted by the FDA pursuant to the implementation of the Dietary Supplement Health and Education Act of 1994 ("DSHEA").

The Company may be subject, from time to time, to additional laws or regulations administered by the FDA or other Federal, State or foreign regulatory authorities, or to revised interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the Company to: reformulate certain products to meet new standards; recall or discontinue certain products not able to be reformulated; expand documentation of the properties of certain products; expand or provide different labeling and scientific substantiation; or, impose additional record keeping requirements. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial position.

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

In August 1997, the Company entered into a 15-year lease agreement under which the lessor was to construct a build-to-suit 82,000 square foot corporate office and manufacturing facility in Carlsbad, California. In March 1999, the Company made the decision to abandon the facility and sublease, and not occupy, the partially completed facility. The decision to abandon the facility was based on subsequent management determination that considered the inadequate size, location, utility and the expense of the building. In fiscal 1999, the Company recorded a $5.4 million loss on abandonment of leased facility consisting of:
(1) $2.3 million impairment of leasehold improvement costs, (2) an unfavorable lease obligation accrual of $2.7 million representing the present value of the excess of future lease payments over the estimated sub-lease income and (3) $0.4 million facility lease payments.

In June 2000, the Company successfully terminated the long-term lease obligation related to the Carlsbad facility. In April and May 2000, the Company entered into two sublease agreements for the entire premises for approximately five years. In June 2000, the Company completed a termination agreement of the fifteen-year lease obligation from the landlord for a $3.0 million settlement fee. The buyout agreement provided for the sale of the Company's leasehold interests and obligations to the landlord for essentially the same cost of performing its obligations pursuant to the sublease agreements. The Company recorded an additional $1.7 million charge to results of operations in the year ended June 30, 2000, reflecting the final cost for exiting the long-term lease commitment, lease payments and property taxes. The Company incurred total expenses of approximately $7.1 million over the duration of this abandoned facility commitment, including facility lease payments and property taxes. The buyout terminated the Company's obligation for the facility saving cash outflows of approximately $1.5 million per year related to the leased facility and terminated a $20.0 million long-term lease commitment.

The Company entered into two new lease agreements during fiscal year 1999 for two adjacent buildings located in Vista, California. The facilities are leased from an unaffiliated third party and consist of a total of approximately 74,000 square feet. The lease for the first building commenced in August 1998 under a 5-year lease agreement and consists of approximately 54,000 square feet to be utilized as a materials warehousing, weighing, blending, and distribution facility. The lease for the second building commenced in March 1999 under a 3.5 year lease agreement for the rental of approximately 20,000 square feet to be utilized as a finished goods packaging facility. The consolidation of receiving, warehousing, weighing, blending and distribution space is expected to increase operating efficiencies to allow the Company to meet demand for its products, as well as maintain stringent inventory and quality controls. The Company will continue to utilize its facilities in San Marcos as its corporate and administrative offices, laboratory, pilot manufacturing and encapsulation and tablet bulk product production.

The Company leases approximately 18,000 square feet in Manno, a town adjacent to Lugano, Switzerland. The facilities are used primarily for the use of manufacturing, packaging and distribution of nutritional supplement products for the European marketplace. The Company entered into a five-year lease agreement in March 1999, with the facility becoming fully operational for manufacturing operations in September 1999.

The Company expects to renew its leases in the normal course of business. The Company believes that its current facilities are adequate to meet its operating requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to a lawsuit filed by its former President, Director and Chief Financial Officer, William P. Spencer. The lawsuit was filed in January 2000, and was served upon the Company in March 2000. Mr. Spencer was terminated by the Company for cause in January 1999. The lawsuit alleges damages for wrongful termination, breach of option contract, conversion, breach of employment contract, discriminatory and retaliatory discharge, workplace harassment and slander. The lawsuit seeks damages in an amount to be proved at trial, and alleges damages in excess of six million dollars. The Company has responded to the lawsuit and has denied it has any liability. Management believes the claims against the Company are without merit. The Company has filed a cross-complaint in the lawsuit against Mr. Spencer and Imagenetix, Inc., a corporation in which Mr. Spencer is currently a director, principal shareholder and chief executive, and three other individuals, two of whom are former employees of the Company and the other a former consultant to the Company. The cross-complaint seeks damages and injunctive relief for breach of fiduciary duty; fraud-concealment of material facts; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; civil conspiracy; intentional interference with contract; trade libel; slander per se; breach of contract; conversion; misappropriation of trade secrets; breach of duty of loyalty; unlawful, unfair and/or fraudulent business acts or practices and an accounting. The additional defendants in NAI's cross-complaint subsequently filed cross-actions against NAI, alleging similar claims to those alleged by Mr. Spencer. The complaint against NAI was also amended to add Imagenetix, Inc. as a claimant. Management believes the additional claims are without merit, and the Company will prevail in its cross-complaint against each cross-defendant. The Company subsequently amended its complaint, adding additional claims against certain parties. In the event a judgment is obtained against the Company in the amount of the damages alleged in the lawsuit or any significant portion thereof, it would have a material adverse impact upon the financial condition of the Company.

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies have filed a number of similar lawsuits against some or all of the same manufacturers. The Company's lawsuit has been consolidated with some of the others and is captioned In re: Vitamin Antitrust Litigation, and is pending in U.S. District Court in Washington D.C. One or more consumer class actions have also been filed against some or all of the same defendants, and at least one of these is presently in a settlement process. The Company brought its own action to insure it understood what actually occurred. There can be no assurance the claims will be resolved, or, if they are, that it will result in a material benefit to the Company.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: NAII. The common stock of the Company had previously been traded on the American Stock Exchange (AMEX) since November 17, 1992, under the stock symbol NAI. The table below sets forth the high and low sales prices of the Company's stock for fiscal 2000 and 1999.


                                                High             Low
                                               ------           -----

First Quarter Ended September 30, 1999        $ 4.875          $ 3.188

Second Quarter Ended December 31, 1999        $ 4.250          $ 2.531

Third Quarter Ended March 31, 2000            $ 3.500          $ 1.750

Fourth Quarter Ended June 30, 2000            $ 2.125          $ 1.313


First Quarter Ended September 30, 1998        $26.625          $12.125

Second Quarter Ended December 31, 1998        $15.063          $ 9.125

Third Quarter Ended March 31, 1999            $14.000          $ 4.188

Fourth Quarter Ended June 30, 1999            $ 5.125          $ 3.125


As of June 30, 2000, there were approximately 422 stockholders of record of NAII Common Stock.

The Company has never paid a dividend on its Common Stock. It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA


                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------

                               YEAR ENDED JUNE 30
                 (Dollars in thousands except per share amounts)


                                              2000           1999           1998          1997          1996
                                            --------       --------       --------      --------      --------
Net Sales                                   $ 47,827       $ 57,430       $ 67,894      $ 49,444      $ 47,622

Income (Loss) from Operations               $ (6,724)      $ (4,937)      $  9,623      $  1,815      $  5,263


Net Earnings (Loss)                         $ (4,472)      $ (2,923)      $  5,872      $  1,120      $  3,222

Net Earnings (Loss) Per Common Share:

Basic                                       $  (0.78)      $  (0.50)      $   1.06      $   0.21      $   0.61

Diluted                                     $  (0.78)      $  (0.50)      $   1.00      $   0.20      $   0.58


Current Assets                              $ 17,456       $ 23,239       $ 30,642      $ 18,858      $ 15,710

Total Assets                                $ 34,875       $ 38,596       $ 42,987      $ 28,109      $ 23,561

Long-Term Debt and Capital
Lease Obligations, Less
Current Installments                        $  3,345       $    927       $    977      $  1,124      $  1,325

Stockholders' Equity                        $ 20,486       $ 25,091       $ 27,660      $ 18,700      $ 17,160

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


RESULTS OF OPERATIONS

The following discussion refers to the twelve-month period ended June 30, 2000, the twelve-month period ended June 30, 1999, and the twelve-month period ended June 30, 1998, respectively.


FISCAL 2000 COMPARED TO FISCAL 1999

Fiscal 2000 net sales of $47.8 million decreased $9.6 million, or 17%, compared to net sales of approximately $57.4 million for fiscal 1999. The decrease was primarily due to the loss of a major customer, Nu Skin Enterprises Inc., which accounted for sales of approximately $4.3 million, or 9%, for fiscal 2000 and $18.4 million, or 32%, for fiscal 1999. NuSkin informed the Company in December 1999 that its production needs have been transitioned to other vendors for the foreseeable future. The sales decrease from fiscal 1999 was also impacted due to the loss of commodity herbal product sales to Pharmavite Corporation of approximately $9.4 million. The Company experienced the sales decrease to Pharmavite commencing in the third quarter fiscal 1999 as a result of a sharp sales decrease in the mass drug and retail consumer market starting during the time period of mid to late 1998. The loss of these major customers was partially offset by increased sales to existing and new customers in the private label product line and the launch in March 2000 of the Company's first direct-to-consumer physicians branded product line. The sales increase attributed to the Company's largest customer increased to $20.8 million, over fiscal year 1999 sales of $13.4 million, an increase of $7.4 million. The Company's second largest customer in fiscal 2000 also increased sales from $2.5 million in fiscal 1999 to $9.0 million in fiscal 2000, an increase of $6.5 million. In addition, sales attributed to a new private label product line customer contributed approximately $3.1 million in sales for fiscal 2000.

Management continues to focus its growth strategy through diversifying and expanding geographic sales channels. The geographic expansion in fiscal 2000 through the wholly-owned manufacturing subsidiary, located in Switzerland, commenced operations in September 1999 and contributed $3.4 million, or 7%, in net sales fiscal 2000. The Company believes that the new Swiss manufacturing facility is tracking to its business plan and sales volumes are anticipated to grow to meet European market demand. During the latter part of the third quarter of fiscal 2000, the Company also launched its first physician branded product line under the Dr. Cherry label. This new direct-to-consumer product line contributed slightly less than $1.0 million in revenues during the fourth quarter fiscal 2000. The Company has a 10-year Exclusive Licensing and Manufacturing Agreement for the distribution and manufacture of these products and has contracted with an outside company to utilize their specialized services to meet direct-to-consumer call center and order fulfillment capabilities. These fulfillment services support future direct television, radio, monthly medical newsletter, direct mail, study guides, books and e-commerce channels, specifically targeted to the direct-to-consumer market. In addition, the Company developed and sold to Custom Nutrition, a joint venture with FitnessAge Incorporated, customized sports nutritional supplements in anticipation of FitnessAge launching its consumer health marketing programs during the second half of calendar year 2000.

During fiscal 2000, the Company experienced an increase in cost of goods sold as a percentage of sales, excluding the inventory write-off of $2.0 million, to 86.7% compared to 78.4% for fiscal 1999. The increase reflects reduced selling prices which were not completely offset by reduced material costs; increased manufacturing labor and overhead costs; and increased costs in quality control to ensure product compliance with established GMP specifications and standards. During the second quarter fiscal 2000, the Company wrote-off inventory of $2.0 million, which included $735,000 for deposits on inventory. The analysis of inventory balances and subsequent write-off related primarily to the loss of a major customer in December 1999, a decline in market share and continuing competitive pressures, which caused the Company to re-evaluate all product lines and reduce or slow production of products with limited future commercial value. The decrease in sales, increase in cost of goods sold and the inventory write-off resulted in a reduction of gross profit of $8.1 million to approximately $4.3 million for fiscal 2000 compared to $12.4 million for fiscal 1999. The Company reduced manufacturing labor and overhead costs by $1.0 million and outside packaging costs by $1.6 million during the last six months of fiscal 2000 primarily attributable to the cost containment program discussed below.

Selling, general and administrative expenses for fiscal 2000 were $9.3 million, or 19.5% as a percentage of sales, which represented a decrease from 20.8% for fiscal 1999. In absolute dollars, the expenses decreased by approximately $2.7 million to $9.3 million for fiscal 2000 from $12.0 million for fiscal 1999. The expense reduction was primarily the result of the previously announced cost containment program, including reductions in consulting, commissions and travel expenses. In addition, during fiscal 1999, the Company incurred approximately $0.6 million of expenses related to the restructuring of the senior management team. Total selling, general and administrative expenses have declined over the last preceding four quarters in fiscal 2000 primarily attributable to the cost containment program discussed below.

The Company's loss from operations was $6.7 million for fiscal 2000 compared to a loss of $4.9 million for fiscal 1999. The increase in loss from operations of $1.8 million was due to a decrease in gross profit of $8.1 million, partially offset by the decrease in selling, general and administrative expenses of $2.7 million and the loss on abandonment of leased facility of approximately $3.7 million. Cumulative loss from operations for the two fiscal years 2000 and 1999 of $11.7 million included expenses relating to the loss on abandonment of the Carlsbad facility of $7.1 million and the inventory write-off of $2.0 million. Loss from operations during both fiscal 2000 and 1999 also included professional and consulting fees relating to the training in new computer systems and management restructuring. These costs are expected to reduce significantly as a result of both the cost containment program and cessation of such events.

The Company recorded a net loss for 2000 of $4.5 million compared to a net loss of $2.9 million for fiscal 1999. The increase in net loss was due to the reasons described above. The income tax benefit of 35.2% compares with a benefit of 39.4% for fiscal 2000 and 1999, respectively. The lower percentage is partially due to the consolidation of NAIE, the wholly-owned subsidiary located in Switzerland, which has five-year income tax holiday ending in fiscal 2005. NAIE contributed in its first year of operations a net loss of less than $0.2 million during fiscal 2000, which included start-up and development expenses, and provided net earnings for the last six months of fiscal 2000 of approximately $0.5 million. Diluted net loss per common share was $0.78 for fiscal 2000 compared to diluted net loss per common share of $0.50 for 1999.

COST CONTAINMENT PROGRAM

Based on the Company's net operating losses in fiscal 2000 and previous quarters during fiscal 1999, management is committed to the restoration of future operating profits by adjusting its operating cost structure in line with its operating levels.

In the second quarter fiscal 2000, the Company announced a cost containment program designed to reduce future operating expenses in response to the loss of a major customer in December 1999. The program initiated expense control measures intended to counteract the loss of a major customer and streamline business processes to improve future operating performance. The program included an immediate reduction of approximately 27% in the Company workforce, consisting of both permanent and temporary personnel.

In the fourth quarter fiscal 2000 the following additional cost containment initiatives completed were:

(i) Substantial reduction of outside packaging services, as a result of the capital expansion initiative to invest in the integration of in-house finished goods packaging capabilities and to substantially eliminate future outside packaging services.

(ii) An additional reduction in force of 25% effective May 2000, including reductions in executive compensation and benefits.

(iii) Successfully terminating the long-term lease obligation related to the Carlsbad facility in June 2000. Initially the Company entered into two sublease agreements for the entire premises for approximately five years. Shortly thereafter, the Company completed a buyout of the fifteen-year lease obligation from the landlord. The buyout agreement provided for the sale of the Company's leasehold interests and obligations to the landlord for essentially the same cost of performing its obligations pursuant to the sublease agreements, resulting in the Company paying a $3.0 million settlement fee to the landlord.

Since January 2000, the Company eliminated approximately 95 positions, or 47% of its United States workforce, excluding the effect of new positions created in the fourth quarter fiscal 2000 for its new in-house packaging facility. The Company estimates that the cumulative effect of the reductions will reduce annual operating expenses by approximately $3.25 million. The two reduction-in-force initiatives did not result in significant separation agreement or other termination costs during fiscal 2000.

The Company will continue to concentrate and adhere to its efforts on improving operational efficiencies, steamlining resource requirements, and upgrading core business processes to improve operating performance. In addition, the Company will continue to focus on existing customers and realize the returns from the strategies implemented to diversify and expand geographical and distribution channels through its Swiss manufacturing operations, physician branding direct to consumer initiatives and Custom Nutrition joint venture.

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales decreased 15.4% or $10.5 million to $57.4 million in fiscal 1999 from $67.9 million in fiscal 1998. Management believes the decrease in sales is attributable to increased product and price competition in the nutritional supplement market as well as increased competition for new distributors. In addition, sales growth was negatively impacted by the reduction in market demand for several herbal products, resulting in depressed market prices and sales volumes. The Company expects competition to remain strong for the foreseeable future.

Sales of products by our customers into international markets increased 18.8% to $17.7 million in fiscal 1999 from $14.9 million in fiscal 1998. The increase is primarily the result of existing customers continued expansion into Asian and European markets through their international distribution channels.

In fiscal 1999, the Company experienced an increase in cost of goods sold, as a percentage of sales, to 78.4% compared to 72.4% for the prior year. The increase was primarily due to liquidation of excess or slow moving inventories at or below cost and inventory write-downs to net realizable values, caused by depressed market prices due to reduced industry demand. The increase in cost of goods sold resulted in a reduction of gross profit margins to 21.6% in fiscal 1999 compared to 27.6% in fiscal 1998.

Selling, general and administrative expenses increased as a percentage of net sales to 20.8% in fiscal 1999 from 13.4% in fiscal 1998, increasing in absolute dollars to $12.0 million in fiscal 1999 from $9.1 million in fiscal 1998. The percentage increase was due primarily to the fixed nature of selling, general and administrative expenses and the decrease in net sales as noted above. The increase in absolute dollars was due to: upgrades in systems and computers related to Y2K compliance; expenses related to management restructuring; and higher rents in connection with entering into additional leases for new blending, warehousing and packaging facilities. Additionally, professional fees increased because of increased activity in seeking additional manufacturing agreements.

The Company recorded charges related to the loss on abandonment of leased facility of $5.4 million during fiscal 1999. The expense relates to the Company's decision to sublease, and not occupy, a partially completed office and manufacturing facility in Carlsbad, California. In fiscal 1999, the Company recorded a $2.3 million charge for impairment of leasehold assets, an unfavorable lease obligation accrual of $2.7 million representing the present value of the excess of future lease payments over estimated sub-lease income, and $0.4 million in lease payments.

The Company's loss from operations was $4.9 million compared to income from operations of $9.6 million in fiscal 1998. This was due to an $6.3 million decrease in gross profit, $2.9 million increase in selling, general and administrative expenses, and the $5.4 million provision for loss on abandonment of leased facility and other expense.

The Company incurred a net loss for fiscal 1999 of $2.9 million compared to net income of $5.9 million in fiscal 1998. This loss was due to the reasons described above. Diluted loss per common share was ($.50) in fiscal 1999 compared to diluted earnings per common share of $1.00 in fiscal1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through cash flow from operations, capital and operating lease transactions, working capital credit facility and equipment financing arrangements.

At June 30, 2000, the Company had cash of approximately $0.8 million, a decrease from approximately $1.1 million at June 30, 1999. The Company used approximately $6.0 million in investing activities primarily to fund manufacturing facility improvements in both the United States and Switzerland, and a convertible secured promissory note from FitnessAge Incorporated as discussed in footnote L to the financial statements. The Company also utilized approximately $1.6 million to fund cash used in operating activities. The cash used in both investing and operating activities were primarily funded by cash provided by financing activities of approximately $7.4 million.

Capital expenditures for fiscal 2000 amounted to approximately $5.2 million. These expenditures relate primarily to the development of the new Swiss manufacturing facility of approximately $1.4 million and domestic manufacturing facility improvements of approximately $3.7 million. The domestic capital expenditures were spent on expanding and upgrading the Company's materials warehouse, weighing, blending, and distribution facility, as well as the addition of the new finished goods packaging facility. These expenditures were primarily for consolidating operations into adjacent facilities to improve overall manufacturing, quality and process controls, as well as to vertically integrate finished goods packaging and labeling capabilities. In April 2000, the Company began operating its own finished goods packaging facility, adjacent to the warehousing and distribution facility. This new capability substantially eliminates the need to use outside packaging services to produce finished goods manufactured by the Company. The Company packages bottles, powder filling, blister cards or packets. Management believes that the ability to offer in-house packaging will help control and reduce manufacturing costs, improve inventory management and quality control, simplify manufacturing logistics and provide more dependable service to its customers. These expenditures were funded primarily from borrowings under the Company's term note described below.

At June 30, 2000, the Company had working capital of approximately $7.6 million compared to approximately $14.1 million at June 30, 1999. The $6.5 million decrease in working capital was primarily the result of a decrease in current assets of $5.8 million and an increase of current liabilities of $0.7 million. Current assets decreased primarily due to a decrease in inventories of approximately $2.2 million and accounts receivable of $3.4 million. Current liabilities increased primarily due to an increase in lines of credit, current notes payable and current portion of long-term debt of $5.0 million partially offset by a decrease in accounts payable of $3.9 million and other liabilities of $0.4 million.

For fiscal 2000, the Company's consolidated outstanding debt increased to approximately $8.4 million from approximately $1.0 million at June 30, 1999. The increase of $7.4 million in total debt to fund the following Company initiatives in fiscal 2000: capital expenditures related primarily to domestic manufacturing facility improvements of $3.7 million; cash used in operating activities of $1.6 million; increase of debt of $0.8 million for the development of the new manufacturing subsidiary in Switzerland; and cash used in investing activities of $0.9 million for FitnessAge and Custom Nutrition. The composite interest rate on all outstanding debt as of June 30, 2000 was approximately 8.95%.

The Company has access to funds from existing working capital credit facilities to support future ongoing operating requirements of approximately $6.2 million, net of borrowings outstanding under these facilities as of June 30, 2000 of approximately $2.8 million. The working capital line of credit facilities are subject to eligibility requirements for current accounts receivable and inventory balances. As of June 30, 2000 total excess borrowing capacity based on eligible working capital balances was approximately $1.0 million. One or more of the Company's loan agreements contain a number of covenants that restrict the operations of the Company. Such restrictions include requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, debt coverage ratios, and minimum Earnings before Interest, Depreciation and Amortization ("EBITDA") to cash interest expense ratios. The Company was not in compliance with certain of these ratios as of June 30, 2000, which the lender has agreed to waive through June 30, 2000. As of July 1, 2000 the Company and the lender have amended the credit agreement to provide new debt covenant restrictions under which the Company is compliant. The Company is negotiating with various lenders to establish new loan arrangements.

The Company believes that its available cash and existing credit facilities should be sufficient to fund near-term operating activities. However, the Company's ability to fund future operations and meet capital requirements will depend on many factors, including but not limited to: the ability to seek additional capital; the effectiveness of the Company's diversified growth strategy; the effectiveness of the cost containment program; vertical integration of packaging operations; the expansion of Switzerland manufacturing operations; and the ability to establish additional customers or changes to existing customer's business.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended by SAB No. 101B, summarizes certain of the SEC's staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to implement SAB No. 101 by the fourth quarter fiscal 2001 and does not believe that it will have a significant effect on its financial statements.

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which was amended by Statement of Financial Accounting Standards No. 137 (SFAS 137). SFAS 133 and SFAS 137 require companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. SFAS 133 and SFAS 137 become effective for the Company on July 1, 2000, however, the Company does not believe their adoption will have a material impact on its financial statements.

In March of 2000, the Financial Accounting Standards Boards ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25. FIN 44 is effective July 1, 2000. The Company does not expect the application of FIN 44 to have a significant effect on its financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and the cost of our debt.

At June 30, 2000, the Company maintained its cash and cash equivalents in financial instruments with original maturities of three months or less.

The Company's debt totaled $8.4 million as of June 30, 2000 and was comprised principally of term notes and lines of credit. The Company's debt obligations bear a composite rate of 9.0%. An immediate change of one hundred basis points in interest rates would not have a material effect on our financial condition or results of operations due to the fixed rate nature of the term notes.


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

RECENT LOSSES; DECLINING SALES

The Company incurred a net loss of approximately $4.5 million for the fiscal year ended June 30, 2000. Sales for the fiscal year ended June 30, 2000, declined to approximately $47.8 million, compared to approximately $57.4 million for the fiscal year ended June 30, 1999. The Company has implemented a cost containment program and a return to profitability program in an effort to reduce expenses to be consistent with current operating levels. There can be no assurance these programs will be effective, or if they are, the Company cannot predict the level of profitability or whether the Company will be able to maintain profitability. The Company expects that operating results will fluctuate from period to period as a result of differences in when it incurs expenses and recognizes revenues from product sales. Some of these fluctuations may be significant.

DECLINE IN STOCK PRICE

The Company's stock price has experienced significant volatility at times during the past few years and is currently at historic lows. In view of the Company's recent losses and the fact there can be no assurances of future profitability, there can be no assurance that the stock price will not continue to decline. Market conditions in the vitamin and nutritional supplement industry, such as increased price competition, consolidation, oversupply of vitamin and supplement products, operating results of competitors, adverse publicity and other factors such as customer and product announcements by the Company and operating results which are lower than the expectations of analysts and our investors, may have a continuing adverse affect on the price of the Company's stock.

RELIANCE ON LIMITED NUMBER OF CUSTOMERS FOR MAJORITY OF REVENUE

For the fiscal year ended June 30, 2000, the Company had 2 major customers, which together accounted for approximately 62% of the Company's net sales. The loss of either of these major customers, or any substantial reduction of their purchases from the Company, would have a material adverse impact on the business, operations and financial condition of the Company.

LOSS OF MAJOR CUSTOMER

During the quarter ended December 31,1999, one of the Company's major customers, NuSkin Enterprises, Inc. ("NuSkin"), advised the Company it would stop purchasing products from the Company, and no longer purchases any Company products. For the fiscal year ended June 30, 1999, NuSkin accounted for approximately $18.4 million or approximately 32% of the Company's net sales. For the year ended June 30, 2000, NuSkin accounted for approximately $4.3 million or 9% of the Company's net sales. The loss of

NuSkin as a customer has had a material adverse impact on the revenues and operating results of the Company. There can be no assurance the Company will be able to generate revenue from any source in an amount sufficient to offset the loss of NuSkin as a customer.

RESTRICTIVE FINANCING COVENANTS.

One or more of the Company's loan agreements contain a number of covenants that restrict the operations of the Company. Such restrictions include requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, debt coverage ratios, and minimum Earnings before Interest, Depreciation and Amortization ("EBITDA") to cash interest expense ratios. The Company was not in compliance with certain of these ratios at June 30, 2000, which the lender has agreed to waive through June 30, 2000. The credit agreement was subsequently amended to provide new debt covenant restrictions under which the Company was compliant at 6/30/00. The Company is negotiating with various lenders to establish new loan arrangements. There can be no assurance the Company will successfully enter into new loan agreements and will be able to comply with the covenants or restrictions contained therein during future quarters. The Company's ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the various loan agreements that would permit the lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and to terminate their commitments to make further extensions of credit. Any such action could have a material adverse impact upon the business operations and financial condition of the Company.

SECURED PROMISSORY NOTE RECEIVABLE

The Company has loaned approximately $750,000 to its joint venture partner in a limited liability company. The debt is convertible into the private company's common stock and will become due and payable in the second fiscal quarter of 2001. The borrower is a development stage company and there can be no assurance it will have the funds to repay the debt when it becomes due. In the event it does not, the Company may elect to renegotiate the terms or grant an extension or convert the debt into the stock of the borrower on the same or revised terms as exist in the current loan agreements.

LAWSUIT BY FORMER PRESIDENT, DIRECTOR AND CHIEF FINANCIAL OFFICER

The Company is a party to a lawsuit filed by its former President, Director and Chief Financial Officer, William P. Spencer. Mr. Spencer was terminated by the Company for cause in January 1999. The lawsuit includes various claims, and alleges damages in excess of six million dollars. The Company has responded to the lawsuit and has denied it has any liability associated with the claim. Management believes the claims against the Company are without merit. The Company filed a cross-complaint in the lawsuit against Mr. Spencer and Imagenetix, Inc., a corporation in which he is currently a director, principal shareholder and chief executive, and three other individuals, two of whom are former employees of the Company and the other a former consultant to the Company. Both the Company's and the other parties' complaints have been amended, and additional parties have been added. Management believes the Company will not be found liable on any claim, and will prevail in its cross-complaint against each cross-defendant. In the event a judgment is obtained against the Company in the amount of the damages alleged in the lawsuit or any significant portion thereof, it would have a material adverse impact upon the financial condition of the Company.

POTENTIAL FOR INCREASED COMPETITION

The market for the Company's products is highly competitive. The Company competes with other dietary supplement products and over-the-counter pharmaceutical manufacturers. Among other factors, competition among these manufacturers is based upon price. If one or more manufacturers significantly reduce their prices in an effort to gain market share, the Company's business, operations and financial condition could be adversely affected. Many of the Company's competitors, particularly manufacturers of nationally advertised brand name products, are larger and have resources substantially greater than those of the Company. There has been speculation about the potential for increased participation in these markets by major international pharmaceutical companies. In the future, if not already, one or more of these companies could seek to compete more directly with the Company by manufacturing and distributing their own or others' products, or by significantly lowering the prices of existing national brand products. The Company sells substantially all of its supplement products to customers who re-sell and distribute the products. Although the Company does not currently participate significantly in other channels such as health food stores, direct mail, internet sales and direct sales, the Company is expanding its operations and its products, and will likely face increased competition in such distribution and sales channels as more vendors and customers utilize them.

RELIANCE ON LIMITED NUMBER OF SUPPLIERS; AVAILABILITY AND COST OF PURCHASED MATERIALS

The Company purchases certain products it does not manufacture from a limited number of raw material suppliers. No supplier represented more than 10% of total raw material purchases for the fiscal year ended June 30, 2000. Although the Company currently has supply arrangements with several suppliers of these raw materials, and such materials are generally available from numerous sources, the termination of the supply relationship by any material supplier or an unexpected interruption of supply could materially adversely affect the Company's business, operations and financial condition.

The Company relies on a single supplier to process certain raw materials for a product line of the Company's largest customer. An unexpected interruption of supply of this service would materially adversely affect the Company's business, operations and financial condition.

EFFECT OF ADVERSE PUBLICITY

The Company's products consist primarily of dietary supplements (vitamins, minerals, herbs and other ingredients). The Company regards these products as safe when taken as suggested by the Company. In addition, various scientific studies have suggested the ingredients in some of the Company's products may involve health benefits. The Company believes the growth in the dietary supplements business of the last several years may, in part, be based on significant media attention and various scientific research suggesting potential health benefits from the consumption of certain vitamin products. The Company is indirectly dependent upon its customers' perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies which may not adhere to the same quality standards as the Company. The business, operations, and financial condition of the Company could be adversely affected if any of the Company's products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers, or should scientific studies provide unfavorable findings regarding the effect of products similar to those produced by the Company.

EXPOSURE TO PRODUCT LIABILITY CLAIMS

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces a risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company maintains product liability insurance coverage, including primary product liability and excess liability coverage. There can be no assurance that product liability insurance will continue to be available at an economically reasonable cost or that the Company's insurance will be adequate to cover any liability the Company incurs in respect to all possible product liability claims. In addition, some of the ingredients included in one or more of the products manufactured by the Company are subject to controversy involving potential negative side effects or questionable health benefits. Some insurers have recently excluded certain of these ingredients from their product liability coverage. Although the Company's product liability insurance does not presently have any such limitations, the Company's insurer could require such exclusions or limitations on coverage in the future. In such event, the Company may have to cease utilizing the ingredients or may have to rely on indemnification or similar arrangements with its customers who wish to continue to include such ingredients in their products. In such an event, the consequential increase in product liability risk or the loss of customers or product lines could have a material adverse impact on the Company's business, operations, and financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS

The Company's growth may be dependent in part upon its ability to expand its operations and those of its customers into new markets, including international markets. For the fiscal year ended June 30, 2000, the percentage of the Company's net sales to customers in international markets was approximately 32%. The

Company has a manufacturing facility in Switzerland, which is intended to facilitate an increase in sales of the Company's products overseas and which contributed approximately 7% of the Company's' s net sales for the fiscal year ended June 30, 2000. The Company may experience difficulty entering new international markets due to regulatory barriers, the necessity of adapting to new regulatory systems, and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things, (1) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company's ability to sell certain products or repatriate profits to the United States, (2) exposure to currency fluctuations, (3) the potential imposition of trade or foreign exchange restrictions or increased tariffs, and (4) economic and political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

GOVERNMENT REGULATION

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency, and the Occupational Safety and Health Administration. The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold. In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals, herbs, food, and over-the-counter and prescription drugs and cosmetics. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of vitamins, over-the-counter drugs, cosmetics and foods.

The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating the active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

DSHEA provides for specific nutritional labeling requirements for dietary supplements. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. The Company anticipates the FDA will finalize manufacturing process regulations that are specific to dietary supplements and require at least some of the quality control provisions applicable to drugs. The Company currently manufactures its vitamins and nutritional supplement products in compliance with the food good manufacturing processes.

The FDA is developing additional regulations to implement DSHEA. Labeling regulations may require expanded or different labeling for the Company's vitamin and nutritional products. The Company cannot determine what effect such regulations, when fully implemented, will have on its business in the future. Such regulations could, among other things, require the recall, reformulation or discontinuance of certain products, additional record keeping, warnings, notification procedures and expanded documentation of the properties of certain products or scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements could result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, fines, product recalls and seizures.

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

DISTRIBUTION AND MANAGEMENT OF OPERATIONS

In fiscal 1999, the Company leased and commenced operating three additional facilities. Two adjacent facilities, comprising 74,000 square feet in Vista, California, and used as a receiving, warehousing, weighing, blending, finished goods packaging, and distribution facility. The third new facility is an 18,000 square foot manufacturing facility in Lugano, Switzerland. Both of these facilities were completed and became fully operational during fiscal 2000. During fiscal 1999, the Company also implemented an entirely new software system to manage its materials, manufacturing and accounting operations, and use of this system has continued to be refined in fiscal 2000. While the Company believes new facilities and operating systems will increase the Company's manufacturing and distribution capabilities, there can be no assurance that they will result in improved sales, profit margins or earnings. A significant, unexpected disruption of these systems and facilities could have a material adverse effect on the Company's results of operations.

FAILURE TO ATTRACT AND RETAIN MANAGEMENT COULD HARM OUR ABILITY TO ACHIEVE PROFITABILITY AND GAIN

The Company's success is dependent in large part upon its continued ability to identify, hire, retain, and motivate highly skilled management employees. These types of qualified individuals are currently in great demand in the marketplace. Competition for these employees is intense, and the Company may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. The majority of the Company's current corporate officers began their employment with the Company in fiscal years 1999 and 2000. The inability of the Company to retain competent professional management could adversely effect our ability to execute our business strategy.

CENTRALIZED LOCATION OF MANUFACTURING OPERATIONS

The Company currently manufactures the vast majority of its products at its manufacturing facilities in San Marcos, California. Accordingly, any event resulting in the slowdown or stoppage of the Company's manufacturing operations or distribution facilities in San Marcos could have a material adverse affect on the Company. The Company maintains business interruption insurance. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that may be incurred from an interruption in the Company's manufacturing and distribution operations.

CONCENTRATION OF OWNERSHIP; CERTAIN ANTI-TAKEOVER CONSIDERATIONS

The Company's directors and executive officers beneficially own in excess of 24.9% of the outstanding Common Stock as of June 30, 2000. Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies, and business operations of the Company. The Company's Board of Directors has the authority to approve the issuance of 500,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company's shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Certain provisions of Delaware law, as well as the issuance of preferred stock, and other "anti-takeover" provisions in the Company's Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company's shareholders, and may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data as required by this item are set forth on pages 26 through 53.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included under the caption "Directors and Executive Officers of the Registrant" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the caption "Executive Compensation" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

The financial statements listed in the accompanying index to the consolidated financial statements are filed as part of this report.


    2. FINANCIAL STATEMENT SCHEDULES

The financial statement schedule listed in the accompanying index to the consolidated financial statements is filed as part of this annual report. Schedules not included have been omitted because they are not applicable or the information required is included in the financial statements and notes thereto.


(b) EXHIBITS

10.1 Standard Industrial/Commercial Multi-Tenant Lease - Modified Net dated March 3, 1999, by and between Pacific Gulf Properties, Inc. and Natural Alternatives International, Inc., as amended.

10.2 Industrial Real Estate Lease (Multi-Tenant Facility) dated July 17, 1998, by and between Pacific Gulf Properties, Inc. and Natural Alternatives International, Inc.

10.3 Standard Business Park Lease dated January 9, 1995, by and between Brigitte Zemmrich and Natural Alternatives International, Inc., located at 425 Ryan Drive, Suite A, San Marcos, CA 92069, as amended.

10.4 Standard Industrial/Commercial Multi-Tenant Lease-Gross dated April 11, 1994, by and between Brigitte Zemmrich and Natural Alternatives International, Inc., located at 425 Ryan Drive, Suite B, San Marcos, CA 92069, as amended.

10.5 Buy Out of Leasehold Interest dated June 30, 2000, between Pacific View Corporate Center, L.L.C. and Natural Alternatives International, Inc.

10.6 Natural Alternatives International, Inc. 1999 Omnibus Equity Incentive Plan Effective May 10, 1999 (incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the Commission on October 27, 1999.)

10.7 Natural Alternatives International, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the Commission on October 27, 1999.)

10.8 Executive Employment Agreement dated October 1, 1999, between Douglas E. Flaker and Natural Alternatives International, Inc.

10.9 Executive Employment Agreement dated October 1, 1999, between Mark A. LeDoux and Natural Alternatives International, Inc.

10.10 Executive Employment Agreement dated October 1, 1999, between David Lough and Natural Alternatives International, Inc.

10.11 Executive Employment Agreement dated October 1, 1999, between John A. Wise and Natural Alternatives International, Inc.

10.12 Executive Employment Agreement dated October 25, 1999, between Peter C. Wulff and Natural Alternatives International, Inc.

10.13 Operating Agreement of Custom Nutrition, LLC dated December 6, 1999, by and among FitnessAge Incorporated, as one member, and Natural Alternatives International, Inc. (incorporated by reference to the Company's Report on Form 10-Q, for the quarter ended December 31, 1999.)

10.14 Loan Agreement dated November 11, 1999, by and between FitnessAge, Inc. and Natural Alternatives International, Inc. (incorporated by reference to the Company's Report on Form 10-Q, for the quarter ended December 31, 1999.)

10.15 First Amendment to Loan Agreement and Security Agreement dated December 6, 1999 by and between FitnessAge, Inc. and Natural Alternatives International, Inc. (incorporated by reference to the Company's Report on Form 10-Q, for the quarter ended December 31, 1999.)

23.1    Consent of KPMG L.L.P., Independent Auditors

27.1    Financial Data Schedule


(c) REPORTS FORM 8-K

    Not Applicable

            NATURAL ALTERNATIVES INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                  JUNE 30, 2000


Independent Auditors' Report .............................................      27

Consolidated Balance Sheets as of June 30, 2000 and 1999 .................      28

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the years ended June 30, 2000, 1999 and 1998 .........................      30

Consolidated Statements of Stockholders' Equity for
the years ended June 30, 2000, 1999 and 1998 .............................      31

Consolidated Statements of Cash Flows for the
years ended June 30, 2000, 1999 and 1998 .................................      32

Notes to Consolidated Financial Statements ...............................      34

Schedule II - Valuation and Qualifying Accounts for
the years ended June 30, 2000, 1999 and 1998 .............................      53

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG LLP

San Diego, California
October 9, 2000

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                     ASSETS



                                                                                June 30            June 30
(Amounts in thousands except share data)                                         2000               1999
                                                                                -------            -------
Current Assets:

     Cash and cash equivalents                                                  $   815            $ 1,063
     Accounts receivable - less allowance for doubtful
       accounts of $330 at June 30, 2000 and
       $472 at June 30, 1999 (Notes F and M)                                      4,097              7,515
     Inventories (Notes C and F)                                                  7,627              9,876
     Income tax refund receivable (Note G)                                        1,500              2,229
     Deferred income taxes                                                        1,467                 --
     Related parties notes receivable - current portion (Note K)                    815                126
     Prepaid expenses                                                               635                371
     Deposits                                                                       390              1,265
     Other current assets                                                           110                794
                                                                                -------            -------

            Total Current Assets                                                 17,456             23,239
                                                                                -------            -------

Property and equipment, net (Notes D and F)                                      15,037             12,274
                                                                                -------            -------

Other Assets:

     Deferred income taxes (Note G)                                               1,592              1,979
     Investments (Note E)                                                           232                196
     Related parties notes receivable, less current portion (Note K)                444                401
     Other noncurrent assets, net                                                   114                507
                                                                                -------            -------

            Total Other Assets                                                    2,382              3,083
                                                                                -------            -------

TOTAL ASSETS                                                                    $34,875            $38,596
                                                                                =======            =======



          See accompanying notes to consolidated financial statements.



                                                                    (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             JUNE 30, 2000 AND 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                         June 30              June 30
(Amounts in thousands except share data)                                   2000                 1999
                                                                         --------             --------
Current Liabilities:
     Accounts payable                                                    $  4,422             $  8,305
     Lines of credit (Note F)                                               2,803                   --
     Notes payable (Note F)                                                 1,741                   --
     Current installments of long-term debt (Note F)                          490                   50
     Income taxes payable (Note G)                                             --                   --
     Current accrual for loss on lease obligation                              50                   --
     Accrued compensation and employee benefits                               355                  786
                                                                         --------             --------

            Total Current Liabilities                                       9,861                9,141

Deferred income taxes (Note G)                                                766                  593
Long-term debt, less current installments (Note F)                          3,345                  927
Accrual for loss on lease obligation                                           --                2,434
Long-term pension liability (Note H)                                          417                  410
                                                                         --------             --------

            Total Liabilities                                              14,389               13,505
                                                                         --------             --------

Stockholders' Equity (Note I):
     Preferred stock; $.01 par value; 500,000 shares
       authorized; none issued or outstanding                                  --                   --
     Common stock; $.01 par value; 8,000,000 shares
       authorized, issued and outstanding 6,024,380 at
       June 30, 2000 and 6,002,375 at June 30, 1999                            60                   60
     Additional paid-in capital                                            11,272               11,237
     Retained earnings                                                     10,498               14,970
     Treasury stock, at cost, 262,500 shares at June 30, 2000
       and 212,500 shares at  June 30, 1999                                (1,283)              (1,116)
     Accumulated other comprehensive loss (Note E)                            (61)                 (60)
                                                                         --------             --------

            Total Stockholders' Equity                                     20,486               25,091
                                                                         --------             --------

Commitments and contingencies (Notes H, J and N)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 34,875             $ 38,596
                                                                         ========             ========



          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998



(Dollars in thousands except share data)               2000               1999               1998
                                                    -----------        -----------        -----------
Net sales                                           $    47,827        $    57,430        $    67,894

Cost of goods sold                                       41,503             45,010             49,157
Inventory write-off                                       2,000                 --                 --
                                                    -----------        -----------        -----------

 GROSS PROFIT                                             4,324             12,420             18,737

Selling, general &
  administrative expenses                                 9,319             11,965              9,114

Loss on abandonment of leased facility                    1,729              5,392                 --
                                                    -----------        -----------        -----------

INCOME (LOSS) FROM OPERATIONS                            (6,724)            (4,937)             9,623
                                                    -----------        -----------        -----------

Other income (expense):
  Interest income                                           139                185                194
  Interest expense                                         (399)               (85)              (110)
  Equity in loss of unconsolidated joint
    venture                                                 (62)                --                 --
  Foreign exchange gain                                      74                 --                 --
  Other, net                                                 71                 15                (40)
                                                    -----------        -----------        -----------

                                                           (177)               115                 44
                                                    -----------        -----------        -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                      (6,901)            (4,822)             9,667

Provision for income taxes (benefit) (Note G)            (2,429)            (1,899)             3,795
                                                    -----------        -----------        -----------

              NET EARNINGS (LOSS)                   $    (4,472)       $    (2,923)       $     5,872
                                                    ===========        ===========        ===========

Unrealized gain (loss) on investments                        (1)               (12)                 3
                                                    -----------        -----------        -----------

Comprehensive Income (loss)                         $    (4,473)       $    (2,935)       $     5,875
                                                    ===========        ===========        ===========

NET EARNINGS (LOSS) PER COMMON SHARE:

   Basic                                            $     (0.78)       $     (0.50)       $      1.06
                                                    ===========        ===========        ===========

   Diluted                                          $     (0.78)       $     (0.50)       $      1.00
                                                    ===========        ===========        ===========


Weighted average common shares outstanding:
Basic shares                                          5,756,705          5,868,159          5,544,337
Diluted shares                                        5,756,705          5,868,159          5,866,640


          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998




                                                                                                   Accumulated
                                 Common Stock           Additional                                    Other
                             -----------------------      Paid-in      Retained       Treasury     Comprehensive
(Dollars in thousands)         Shares        Amount       Capital      Earnings         Stock      Income (Loss)      Total
                             ---------     ---------    ----------     ---------      ---------    --------------   ---------
Balance, June 30, 1997       5,429,764     $      54     $   6,676     $  12,021             --      $     (51)     $  18,700

Issuance of common
stock upon exercise of
employee stock options         338,445             4         1,646            --             --             --          1,650

Income tax benefit from
stock options exercised             --            --         1,435            --             --             --          1,435

Net unrealized gains on
investments                         --            --            --            --             --              3              3

Net earnings                        --            --            --         5,872             --             --          5,872
                             ---------     ---------     ---------     ---------      ---------      ---------      ---------

Balance, June 30, 1998       5,768,209     $      58     $   9,757     $  17,893             --      $     (48)     $  27,660

Issuance of common
stock upon exercise of
stock options                  234,166             2         1,106            --             --             --          1,108

Income tax benefit from
stock options exercised             --            --           374            --             --             --            374

Treasury stock purchased            --            --            --            --         (1,116)            --         (1,116)

Net unrealized loss on
investments                         --            --            --            --             --            (12)           (12)

Net loss                            --            --            --        (2,923)            --             --         (2,923)
                             ---------     ---------     ---------     ---------      ---------      ---------      ---------

Balance, June 30, 1999       6,002,375     $      60     $  11,237     $  14,970      $  (1,116)     $     (60)     $  25,091

Issuance of common
stock for employee stock
purchase plan                   22,005            --            35            --             --             --             35

Treasury stock purchased            --            --            --            --           (167)            --           (167)

Net unrealized loss on
investments                         --            --            --            --             --             (1)            (1)

Net loss                            --            --            --        (4,472)            --             --         (4,472)
                             ---------     ---------     ---------     ---------      ---------      ---------      ---------

Balance, June 30, 2000       6,024,380     $      60     $  11,272     $  10,498      $  (1,283)     $     (61)     $  20,486
                             =========     =========     =========     =========      =========      =========      =========


          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998




(Dollars in thousands)                                           2000         1999         1998
                                                               -------      -------      -------
CASH FLOWS (USED IN)/PROVIDED BY OPERATING ACTIVITIES:
    Net earnings (loss)                                        $(4,472)     $(2,923)     $ 5,872

    Adjustments to reconcile net (loss) earnings to net
      cash provided by operating activities:
        Bad debt provision                                        (142)         566          360
        Write-off of inventory                                   2,000           --           --
        Write-off of notes receivable                               80          353           --
        Tax benefit on option exercise                              --          374        1,435
        Depreciation and amortization                            2,182        1,638        1,515
        Deferred income taxes                                     (907)      (1,032)          10
        Pension expense, net of contributions                        7          163           89
        Loss on disposal of assets                                 162            5           55
        Loss on investments                                         63            1           --
        Loss on abandonment of leased facility,
        net of amounts paid                                     (2,384)       4,739           --
        Other                                                       --           10          (37)
        Foreign exchange gains                                     (86)          --           --
    Changes in operating assets and liabilities:
        (Increase) decrease in:
        Accounts receivable                                      3,560        4,477       (6,029)
        Inventories                                                249        1,629       (5,814)
        Tax refund receivable                                      729       (2,229)         842
        Prepaid expenses                                           420           28         (189)
        Deposits                                                   875         (624)        (319)
        Accrued interest on related parties notes receivable       (64)          --           --
        Other noncurrent assets                                    393           --           --
        (Decrease) increase in:
        Accounts payable                                        (3,883)      (3,997)       5,045
        Income taxes payable                                        --         (378)         378
        Accrued compensation and employee benefits                (431)         348          117
                                                               -------      -------      -------

    Net Cash (Used in) Provided by Operating Activities        $(1,649)     $ 3,148      $ 3,330
                                                               -------      -------      -------



                                                                    (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998



                                                             2000         1999         1998
                                                            -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment            $    54      $    10      $    65
    Capital expenditures                                     (5,161)      (5,700)      (3,475)
    Issuance of notes receivable                               (826)        (641)          (5)
    Repayment of notes receivable                                78          343          143
    Investment purchases                                       (100)        (334)          --
    Other assets                                                 --         (399)        (198)
                                                            -------      -------      -------
    Net Cash (Used in) Investing Activities                  (5,955)      (6,721)      (3,470)
                                                            -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on lines of credit                             3,805          700           --
    Borrowings on long-term debt                              5,455           --           --
    Payments on lines of credit                                (972)        (700)          --
    Payments on long-term debt and capital leases              (800)         (70)        (266)
    Issuance of common stock                                     35        1,108        1,650
    Treasury stock acquisitions                                (167)      (1,116)          --
                                                            -------      -------      -------
    Net Cash (Used in) Provided by Financing Activities       7,356          (78)       1,384
                                                            -------      -------      -------

Net Increase (Decrease) in Cash and Cash Equivalents           (248)      (3,651)       1,244
Cash and Cash Equivalents at Beginning of Year                1,063        4,714        3,470
                                                            -------      -------      -------
Cash and Cash Equivalents at End of Year                    $   815      $ 1,063      $ 4,714
                                                            =======      =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                              $   365      $    84      $   100
      Income taxes (refunded) paid                           (2,252)       1,196        1,494
                                                            =======      =======      =======

    Disclosure of non-cash activities:
      Net unrealized gains (losses) on investments          $    (1)     $   (12)     $     3
      Fixed asset purchases in accounts payable                  --           --          433
      Issuance of note receivable for payment of
       account receivable                                        --           --          100
      Write-off of notes receivable through the
      allowance for doubtful accounts                            --           --           --
                                                            =======      =======      =======



          See accompanying notes to consolidated financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Natural Alternatives International, Inc. manufactures vitamins, micronutrients and related nutritional supplements, and provides innovative private-label products for specialized corporate, institutional and commercial accounts worldwide.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Natural Alternatives International, Inc. and its wholly owned subsidiary, NAIE Natural Alternatives International Europe, SA ("Company"). All significant intercompany accounts and transactions have been eliminated. The functional currency of the Company's foreign subsidiary is the United States dollar. The financial statements of the subsidiary have been translated at either current or historical exchange rates, as appropriate, with gains and losses included in the consolidated statements of operations.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are recorded at the lower of cost (first-in, first-out) or market (net realizable value). Such costs include raw materials, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, generally ranging from 3 to 39 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the improvement or the remaining term of the lease. Maintenance and repairs are expensed as incurred. Significant expenditures that increase economic useful lives are capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In fiscal 1999, the Company recorded a $2.3 million charge for the impairment of certain leasehold improvements. See Note J for discussion.



                                                                    (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

The Company's investments include equity securities classified as available for sale and carried at fair value, with unrealized gains and losses excluded from net earnings and area included in Accumulated Other Comprehensive Loss.

The Company has a 4.2% investment, on a converted basis, in FitnessAge Incorporated, which is accounted for under the cost method. The Company also holds a 40% investment in Custom Nutrition L.L.C., which is accounted for under the equity method, as the Company has the ability to exercise significant influence over Custom Nutrition L.L.C. (Note L).

REVENUE RECOGNITION

Revenue from sales of product, and related cost of products sold, is recognized upon shipment of product at which time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective.

COST OF GOODS SOLD

Cost of goods sold includes raw material, labor and manufacturing overhead.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, line of credit and note payable approximates fair value due to the relatively short maturity of such instruments. The carrying amounts for long-term debt approximate fair value as the interest rates and terms are comparable to rates and terms that could be obtained currently for similar instruments.



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


                For the Years Ended June 30, 2000, 1999, and 1998
                    (Amounts in thousands except share data)


                                                               2000              1999             1998
                                                           ------------      ------------      ----------
               NUMERATOR:
               Net earnings (loss) - Numerator for
               basic and diluted earnings (loss) per
                share - earnings (loss) available to
               common shareholders (In thousands)          $     (4,472)     $     (2,923)     $    5,872
                                                           ============      ============      ==========

               DENOMINATOR:
               Denominator for basic earnings
               (loss) per share - weighted
               average shares                                 5,756,705         5,868,159       5,544,337

               Effect of dilutive securities -
               employee stock options                                --                --         322,303
                                                           ------------      ------------      ----------

               Denominator for diluted earnings (loss)
               per share - adjusted weighted average
               shares with assumed
               conversions                                    5,756,705         5,868,159       5,866,640
                                                           ============      ============      ==========

               Basic earnings (loss) per share             $      (0.78)     $      (0.50)     $     1.06

               Diluted earnings (loss) per share           $      (0.78)     $      (0.50)     $     1.00



For the years ended June 30, 2000 and 1999, respectively, shares related to stock options of 313,000 and 352,750, respectively, were excluded from the calculation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.


                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

In fiscal 1999, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. This Statement allows aggregation of similar operating segments into a single operating segment if businesses are considered similar under the criteria of this Statement. The Company believes it operates in a single segment, nutritional supplements.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with the Company's two largest customers (see Note M). These two customers' receivable balances collectively represent 65% of gross accounts receivable at June 30, 2000 and 28% at June 30, 1999. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising the Company's remaining customer base.

RECLASSIFICATIONS

Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.


B. INTERNATIONAL SUBSIDIARY

On January 22, 1999, NAIE Natural Alternatives International Europe, SA ("NAIE"), was incorporated as a wholly-owned subsidiary of the Company, based in Manno Switzerland, which is adjacent to the city of Lugano. In September 1999, NAIE opened its new manufacturing facility to provide manufacturing capability in encapsulation and tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration. Upon formation, NAIE obtained from the Swiss tax authorities a five-year federal and local income tax holiday ending in fiscal 2005.


C. INVENTORIES

Inventories are comprised of the following at June 30:



               (Dollars in thousands)       2000       1999
                                          ------     ------
               Raw materials              $4,187     $6,722
               Work in progress            2,409        270
               Finished goods              1,031      2,884
                                          ------     ------
                                          $7,627     $9,876
                                          ======     ======

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30:



                                                                 Life Used For
(Dollars in thousands)                                            Depreciation        2000          1999
                                                                 -------------      --------      --------
               Land                                                    NA           $    393      $    393
               Building and building improvements                 5 - 39 years         3,285         3,233
               Machinery and equipment                            3 - 15 years        14,301        12,784
               Office equipment and furniture                     5 to 7 years         3,679         2,549
               Vehicles                                              3 years             179           179
               Leasehold improvements                             5 to 39 years        3,920         1,842
                                                                                    --------      --------
               Total property and equipment                                           25,757        20,980
               Less accumulated depreciation and amortization                        (10,720)       (8,706)
                                                                                    --------      --------
               Property and equipment, net                                          $ 15,037      $ 12,274
                                                                                    ========      ========



E. INVESTMENTS

Investments includes marketable securities. Securities held at June 30, 2000 and 1999 are considered "available for sale securities." Securities are valued at $44,000 and $46,000 as of June 30, 2000 and 1999. The security portfolio includes gross unrealized losses, net of tax, of $61,000 and $60,000 at June 30, 2000 and 1999, respectively.

In addition to marketable securities, the Company has investments in FitnessAge Incorporated, which is accounted for under the cost method, and Custom Nutrition L.L.C., which is accounted for under the equity method. The investment in FitnessAge Incorporated as of June 30, 2000 and June 30, 1999 was $150,000, respectively. The investment in Custom Nutrition L.L.C. as of June 30, 2000 was $38,000 consisting of a $100,000 initial investment less $62,000 of equity in loss of unconsolidated joint venture. (See Note L)


F. DEBT

On October 4, 1999, the Company replaced an existing $3.0 million working capital line of credit with $9.0 million in new financing. The new financing consists of a $5.0 million working capital line of credit at an annual interest rate of prime and a $4.0 million term note at an annual interest rate of prime plus 0.25%, for an effective interest rate of 9.50% and 9.75%, respectively, at June 30, 2000. Borrowings under the working capital line of credit are collateralized by eligible accounts receivable and inventory, as defined in the agreement; proceeds are to be used to support ongoing operating requirements. As of June 30, 2000, the Company was not in compliance with certain financial covenant provisions of the credit agreement, which the financial institution has waived through June 30, 2000. The credit agreement was subsequently amended to provide new debt covenant restrictions under which the Company was compliant at June 30, 2000.

The line of credit expires on December 1, 2000. The term note expires on November 1, 2000. As of June 30, 2000, amounts outstanding under the line of credit and term note were $2.65 million and $1.74 million, respectively. The Company expects this line to be renewed in the normal course of business and the Company is negotiating with various lenders to establish new working capital credit facility arrangements.

The Company also has a term note secured by a building due June 2011 with the same lender that also provides the working capital credit facility. As of June 30, 2000 the outstanding amount is $927,000.

The Company's wholly owned subsidiary in Switzerland has a line of credit agreement permitting borrowings up to CHF 2.0 million, or approximately $1.2 million at June 30, 2000 at an annual interest rate of 5.5%. The line of credit requires minimum annual principal payments of CHF250,000, or $150,000, due annually on December 31; management expects this line to be renewed in the normal course of business. The agreement contains no financial covenants. As of June 30, 2000, the Company converted approximately $645,000 into various unsecured term notes with maturities from six to twelve months at interest rates ranging from 5.5% to 6.0%. The amount outstanding under the line of credit is approximately $153,000.

On November 9, 1999, the Company entered into a term note agreement for $2.5 million, secured by equipment, at an annual interest rate of 9.2%. The note has a five-year term that provides for principal and interest payable in monthly installments of $52,000; proceeds have been used to support working capital requirements. As of June 30, 2000 the outstanding amount is $2.26 million. The composite interest rate on all outstanding debt was 8.95%.


Aggregate amounts of long-term debt maturities as of June 30, 2000 are as follows:


(Dollars in thousands)


                      2001                 $  490
                      2002                    687
                      2003                    738
                      2004                    793
                      2005                    481
                Thereafter                    646
                                           ------
                                           $3,835
                                           ======

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


G. INCOME TAXES


Income taxes (benefit) for the year ended June 30 consist of the following:



               (Dollars in thousands)       2000         1999         1998
                                          -------      -------      -------
               Current:
                  Federal                 $(1,525)     $  (857)     $ 3,104
                  State                         3          (10)         681
                                          -------      -------      -------

                                           (1,522)        (867)       3,785
                                          -------      -------      -------

               Deferred:
                  Federal                    (755)        (689)           9
                  State                      (152)        (343)           1
                                          -------      -------      -------

                                             (907)      (1,032)          10
                                          -------      -------      -------

               Income taxes (benefit)     $(2,429)     $(1,899)     $ 3,795
                                          =======      =======      =======


The provision (benefit) for deferred income taxes for the year ended June 30 consists of the following:



               (Dollars in thousands)                     2000         1999        1998
                                                        -------      -------      -------
               Accrual for loss on lease obligation     $   951      $  (971)     $    --
               Accelerated depreciation and
                  amortization for tax purposes              21           93           13
               Increase in valuation allowance               83           --           --
               Inventories                                 (697)        (106)         (24)
               Bad debt expense                             308         (245)         238
               Accrued vacation expense                     (15)           7            1
               Customer deposits                            (80)          --           --
               State income taxes                            --          232         (207)
               Credit carryforward                         (126)          --           --
               Investment loss carryforward                  36           --           --
               Other, net                                  (102)          14          (11)
               Net operating loss carryforward           (1,286)         (56)          --
                                                        -------      -------      -------

                                                        $  (907)     $(1,032)     $    10
                                                        =======      =======      =======



                                                                    (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


G. INCOME TAXES (CONTINUED)

Net deferred tax assets and deferred tax liabilities as of June 30 are as follows:


               (Dollars in thousands)                               2000       1999
                                                                   ------     ------
               Deferred tax assets:
                     Accrual for loss on lease obligation          $   20     $  971
                     Allowance for doubtful accounts                  135        443
                     Accrued vacation expense                          61         46
                     Investment loss carryforward                      --         36
                     Credit carryforward                              126         --
                     Allowance for inventories                      1,160        463
                     Other, net                                       102         --
                     Deposits                                          80         --
                     Net operating loss carryforward                1,494         56
                                                                   ------     ------

                     Total gross deferred tax assets                3,178      2,015
                     Less valuation allowance                         119         36
                                                                   ------     ------

                     Net deferred tax assets                        3,059      1,979

               Deferred tax liabilities:
                     Accumulated depreciation and amortization        614        593
                     Federal impact of state NOL carryforward         152         --
                                                                   ------     ------
                     Net deferred tax liabilities                     766        593
                                                                   ------     ------

                     Net deferred tax asset                        $2,293     $1,386
                                                                   ======     ======


The valuation allowance for deferred tax assets was $119,000 and $36,000 at June 30, 2000 and 1999, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers, among other things, the scheduled reversal of deferred tax liabilities, projected future taxable income, and other planning strategies. As of June 30, 2000 and 1999 management believes it is more likely than not that the Company will realize the benefit of the net deferred tax asset, net of the existing valuation allowance.




                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



G. INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed by applying the statutory federal income tax rate of 34% to earnings before income taxes for the year ended June 30 is as follows:


(Dollars in thousands)                                      2000          1999         1998
                                                          -------       -------       -------
         Income taxes (benefit) computed at
             statutory federal income tax rate            $(2,346)      $(1,640)      $ 3,287
         State income taxes (benefit), net of federal
             income tax benefit (expense)                    (214)         (220)          451
         Increase (decrease) in valuation allowance            83            --            --
         Expenses not deductible for tax purposes              68            32            35
         Foreign tax holiday                                   57            --            --
         Other                                                (77)          (71)           22
                                                          -------       -------       -------

         Income taxes (benefit) as reported               $(2,429)      $(1,899)      $ 3,795
                                                          =======       =======       =======
         Effective tax rate                                  35.2%         39.4%         39.3%
                                                          =======       =======       =======

H. EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. All employees with twelve months and at least one thousand hours of service during the twelve-month period are eligible to participate in the plan. The Company may make contributions at the discretion of its Board of Directors. The Company contributed and expensed $117,000, $167,000, and $146,000 in 2000, 1999, and
1998, respectively.

The Company has a "Cafeteria Plan" pursuant to Section 125 of the Internal Revenue Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. The Company recognizes the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed for these benefits totaled $348,000, $366,000, and $242,000 for 2000, 1999, and 1998, respectively.

In December 1999, the Company adopted an employee stock purchase plan that provides for the issuance of up to 150,000 shares of Common Stock. The plan is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees, as designated by the Compensation and Stock Option Committee of the Board of Directors. Under the terms of the plan, participating employees are eligible to have a maximum of 10% of their compensation withheld through payroll deductions to purchase shares of Common Stock at the lower of 85% of (i) the fair market value at the beginning of each offering period or (ii) the fair market value on predetermined dates. As of June 30, 2000, 22,005 shares of Common Stock have been issued pursuant to this plan.

The Company sponsors a defined benefit pension plan (the "Plan"), which provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 21, 1999, the Company adopted an amendment to freeze benefit accruals of the participants of the Plan, resulting in the recognition of $97,606 of net curtailment gains in 1999. The gain resulted from the net decrease of the Company's benefit obligation. At June 30, 2000, the estimated amortized portion of the unfunded estimated accrued liability for prior service cost, using a 30-year funding period, amounted to approximately $417,000. This amount has been accrued. The Company's policy is to fund the net pension cost accrued. However, the Company would not contribute an amount less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or more than the maximum tax-deductible amount.




                                                                    (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



H. EMPLOYEE BENEFIT PLANS (CONTINUED)

                           DISCLOSURE OF FUNDED STATUS


The following table sets forth the Plan's funded status and amount recognized in the Company's consolidated balance sheets at June 30, after the effect of curtailment:



(Dollars in thousands)                                       2000         1999
                                                            -------      -------
         Change in Benefit Obligation
         Benefit obligation at beginning of year            $ 1,179      $ 2,084
         Service cost                                            --          527
         Interest cost                                           69          124
         Actuarial (gain)/loss                                 (227)         166
         Benefits paid                                          (33)          --
         Effect of curtailment                                   --       (1,722)
                                                            -------      -------
         Benefit obligation at end of year                  $   988      $ 1,179
                                                            =======      =======

         Change in Plan Assets
         Fair value of plan assets at beginning of year     $   769      $   314
         Actual return on plan assets                            32           19
         Employer contributions                                  --          436
         Benefits paid                                          (33)          --
                                                            -------      -------
         Fair value of plan assets at end of year           $   768      $   769
                                                            =======      =======

         Reconciliation of Funded Status
         Funded status (under)/over funded                  $  (220)     $  (410)
         Unrecognized net actuarial (gain)/loss                (197)          --
                                                            -------      -------
         (Accrued)/Prepaid benefit cost                     $  (417)     $  (410)
                                                            =======      =======

         Additional Minimum Liability Disclosures
         Accrued benefit liability                          $  (220)     $    --
         Intangible asset                                   $    --      $    --
         Other comprehensive income, not adjusted
         for applicable income tax                          $    --      $    --



                                                                    (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H. EMPLOYEE BENEFIT PLANS (CONTINUED)

                            NET PERIODIC BENEFIT COST

The Net Periodic Benefit Cost for the fiscal years ending June 30 includes the following components:



         (Dollars in thousands)                       2000       1999
                                                     -----      -----
         Components of Net Periodic Benefit Cost
         Service cost                                   --      $ 528
         Interest cost                                  68        124
         Expected return on Plan Assets                (61)       (32)
         Recognized net actuarial (gain)/loss           --         18
         Amortization of prior service cost             --         59
         Effect of special events (curtailment)         --        (98)
                                                     =====      =====
         Net periodic benefit cost                   $   7      $ 599
                                                     =====      =====


                        ASSUMPTION AND METHOD DISCLOSURES


                                                                             2000                    1999
                                                                             ----                    ----
         Discount rate                                                       7.00%                   6.00%

         Expected long term rate of return                                   7.50%                   7.50%

         Weighted average rate of compensation increase                        --                      --

         Amortization method                                              Straight-line           Straight-line


I. STOCKHOLDERS' EQUITY

TREASURY STOCK

In February 1999, the Board of Directors approved a repurchase program of up to 500,000 shares of the Company's common stock. As of June 30, 2000, 262,500 shares had been repurchased under this repurchase approval. During 1999, the Company also repurchased 13,000 shares from an officer of the Company.

STOCK OPTION PLANS

Effective June 5, 1992, the Company adopted the 1992 Incentive Stock Option Plan for which 500,000 common shares have been reserved for issuance to officers, directors, and key employees of the Company. The plan provides that no option may be granted at an exercise price less than the fair market value of the common stock of the Company on the date of grant. On September 9, 1993, 200,000 options were granted with an exercise price equal to the fair market value price of $4.875 per share. On January 21, 1998, 300,000 options were granted with an exercise price equal to the fair market value price of $10.50 per share. During 1999, 188,250 options were forfeited, and on May 10, 1999 an additional 70,000 options were granted with an exercise price equal to the fair market value price of $3.78 per share. During fiscal 2000 an additional 30,000 options were granted on December 6, 1999 to equal the fair market value price of $3.19 per share and 38,750 options were forfeited.



                                                                    (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



I. STOCKHOLDERS' EQUITY (CONTINUED)

Also effective June 5, 1992, the Company adopted the 1992 Nonqualified Stock Option Plan and reserved a total of 250,000 common shares for issuance to officers, employees, and consultants of the Company. On September 9, 1993, 250,000 options were granted with an exercise price equal to the fair market value price of $4.875 per share. All remaining options under this plan were exercised or forfeited as of June 30, 1999. As of June 30, 2000, no additional shares are reserved.

Effective December 9, 1994, the Board of Directors approved the 1994 Nonqualified Stock Option Plan for which 500,000 common shares were reserved for issuance to officers, employees, and consultants of the Company. On January 24, 1995, 500,000 options were granted with an exercise price equal to the fair market value price of $4.625 per share. During the fiscal years 2000 and 1999, a total of 34,166 options were exercised, while 296,000 options were forfeited. As of June 30, 2000, no additional shares are reserved.

On October 28, 1998, and as amended March 11, 1999, the Board of Directors adopted the 1998 Outside Director Compensation Plan that provided non-employee directors and annual grant of nonqualified stock options. During fiscal 2000, three options for 10,000 shares each, were granted as of March 11, 1999, at a fair market value price of $5.75 per share, and one grant of 10,000 shares was subsequently forfeited.

At the Company's Annual Meeting held on December 6, 1999, the Stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the "1999 Plan") and reserved a total of 500,000 common shares for issuance to officers, employees, and consultants of the Company. Grants under this Plan can be either Incentive Stock Options, or Nonqualified Stock Options. There have been three grants under this Plan - 108,500 options were granted at $2.031 per share, 30,000 options were granted at $2.156 per share, and 12,000 options were granted at $1.813 per share on February 10, 2000, March 1, 2000, and June 29, 2000, respectively. Of the 150,500 options granted in fiscal 2000, 30,500 have been forfeited as of June 30, 2000.

With the exception of the 1999 Plan; all stock options under each of the plans have five-year terms and all options become fully vested within three years of their grant date. The stock options granted under the 1999 Plan have either a five or a ten-year term and become fully vested within three years of their grant date.



                                                                     (continued)

Stock option activity during the periods indicated is summarized below:



                                                           1992          1992            1994
                                                        Incentive    Nonqualified    Nonqualified     1998 Outside       1999
                                                           Plan          Plan            Plan        Director Plan       Plan
                                                        ---------    ------------    ------------    -------------     --------
Outstanding at June 30, 1997                               96,169       220,942         451,500              --              --
Exercised                                                 (57,778)     (159,333)       (121,334)             --              --
Granted                                                   300,000            --              --              --              --
                                                         --------      --------        --------        --------        --------
Outstanding and exercisable at June 30, 1998              338,391        61,609         330,166              --              --
Exercised                                                 (38,391)      (61,609)        (34,166)             --              --
Forfeited                                                (188,250)           --        (125,000)             --              --
Granted                                                    70,000            --              --              --              --
                                                         --------      --------        --------        --------        --------
Outstanding at June 30, 1999                              181,750            --         171,000              --              --
Exercised                                                      --                            --
Forfeited                                                 (38,750)                     (171,000)        (10,000)        (30,500)
Granted                                                    30,000                            --          30,000         150,500
                                                         ========      ========        ========        ========        ========
Outstanding at June 30, 2000                              173,000            --              --          20,000         120,000
                                                         ========      ========        ========        ========        ========
Exercisable at June 30, 2000                              113,000            --              --              --              --
                                                         ========      ========        ========        ========        ========

Weighted-average exercise price:
 June 30, 2000                                           $   7.29      $     --        $     --        $   5.75        $   2.04
 June 30, 1999                                           $   7.91      $     --        $   4.63        $     --        $     --

Weighted-average remaining contractual life in years          3.4            --              --             3.4             6.5
Available for grant at June 30, 2000                      135,000            --              --              --         380,000
                                                         ========      ========        ========        ========        ========


The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 2000: risk-free interest rate of 6.0% at the grant date; dividend yield of zero; expected life of three to six years depending on the option termination date; and volatility of 88%. The weighted average fair value of the options granted during fiscal 2000 was $1.61 per share.

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 1999: risk-free interest rate of 5.9% at the grant date; dividend yield of zero; expected life of three to six years depending on the option termination date; and volatility of 62.1%. The weighted average fair value of the options granted during fiscal 2000 was $1.74 per share.

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



(Dollars in thousands except per share data)                   2000         1999         1998
                                                              -------      -------      -------
Net earnings (loss), as reported                              $(4,472)     $(2,923)     $ 5,872
Pro forma net earnings (loss)                                 $(4,750)     $(3,311)     $ 5,701

Basic earnings (loss) per share, as reported                  $ (0.78)     $ (0.50)     $  1.06
Pro forma basic earnings (loss) per share                     $ (0.83)     $ (0.56)     $  1.03

Diluted earnings (loss) per share, as reported                $ (0.78)     $ (0.50)     $  1.00
Pro forma diluted earnings (loss) per share                   $ (0.83)     $ (0.56)     $  0.97

OTHER STOCK OPTIONS

On January 24, 1995, the Board of Directors granted 100,000 options with an exercise price of $4.625 in exchange for consulting services and reserved 100,000 common shares. The options were exercised in January 1999. As of June 30, 2000, no additional shares are reserved.


J. COMMITMENTS

The Company leases part of its main facilities under leases that are classified as non-cancelable operating leases.

In August 1997, the Company entered into a 15-year lease agreement under which the lessor was to construct a build-to-suit 82,000 square foot corporate office and manufacturing facility in Carlsbad, California. In March 1999, the Company made the decision to abandon the facility and sublease, and not occupy, the partially completed facility. In fiscal 1999, the Company recorded a $5.4 million loss on abandonment of leased facility consisting of: (1) $2.3 million impairment of leasehold improvement costs, (2) an unfavorable lease obligation accrual of $2.7 million representing the present value of the excess of future lease payments over the estimated sub-lease income and (3) $0.4 million facility lease payments.

In June 2000, the Company successfully terminated the long-term lease obligation related to the Carlsbad facility.

In April and May 2000, the Company entered into two sublease agreements for the entire premises for approximately five years. In June 2000, the Company completed a buyout of the fifteen-year lease obligation from the landlord. The buyout agreement provided for the sale of the Company's leasehold interests and obligations to the landlord for essentially the same cost of performing its obligations pursuant to the sublease agreements, resulting in the Company paying a $3.0 million settlement fee to the landlord. The Company recorded an additional $1.7 million charge to results of operations in the fiscal 2000, reflecting the final cost for exiting the long-term lease commitment including lease payments and property taxes paid in fiscal 2000. The Company incurred total expenses of approximately $7.1 million over the duration of this abandoned facility commitment, including facility occupancy costs. The buyout terminated the Company's obligation for the facility for the entire term of the original 15 year lease.

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

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all noncancelable operating leases, including the lease agreements referred to above, (with initial or remaining lease terms in excess of one year) are set forth below:



              (Dollars in thousands)
                       2001                       $  824
                       2002                          749
                       2003                          757
                       2004                          232
                       2005                           23
                                                  ------
                                                  $2,585
                                                  ======


Rental expense totaled $647,000, $419,000, and $193,000 for the years ended June 30, 2000, 1999, and 1998, respectively. Rental expense excludes payments related to the abandoned Carlsbad facility.

K. RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2000, 1999, and 1998, the Company had sales of $-0-, $-0-, and $15,000, respectively, to a customer in which certain directors, officers and employees previously had direct or indirect equity ownership. At June 30, 1997, the amount receivable from this company was $775,000, which was fully reserved because the Company had determined the account was uncollectible. The Company recovered $263,000 in the year ended June 30, 1998 and $512,000 was written off in the year ended June 30, 1999.

The Company had a note receivable from a company in which a certain officers had direct or indirect equity ownership. At June 30, 1999, the amount receivable from this company was $26,000. This amount was written off during fiscal 2000.

The Company had sales of $24,000, $553,000, and $875,000 for fiscal year 2000, 1999, and 1998, respectively, to a customer in which directors, officers and employees previously had direct and indirect equity ownership. At June 30, 1999 the amount receivable from this company was $91,000, net of a $74,000 bad debt allowance reserve. During fiscal 2000, the Company received payments of $155,000 and wrote off the remaining balance of $34,000. In addition, at June 30, 1999 the Company had a net note receivable from this customer of $50,000. This entire amount was written off during the year ended June 30, 2000.

The Company entered into an agreement with the father-in-law and mother-in-law of the Chief Executive Officer of the Company in December 1991, which provided for payment of commissions of 5% on sales to a particular customer. Amounts paid under this agreement were $50,000, $100,000 and $100,000 for the fiscal years ended June 30, 2000, 1999, and 1998, respectively. There were no amounts owed under the agreement at June 30, 2000 or 1999. The agreement expires in December 2001.

During fiscal 1999, the Company made 6% interest-bearing loans of $20,000, secured by Company common stock, to the Vice President of Science and Technology, the Vice President, Marketing, and the Vice President, Operations. During fiscal 2000 an additional loan of $19,000, with interest at 6% and secured by a second deed of trust on a principal residence, was made to the Vice President, Marketing. During fiscal 2000 the loan amount, including accrued interest, to the Vice President, Operations, was repaid upon termination of his employment.

During fiscal 1999 and 2000, the Company paid the brother and sister-in-law of the Chief Executive Officer approximately $33,000 and $58,000, respectively, in settlement of an existing consulting arrangement. As of June 30, 2000, the agreement and any underlying obligations on the part of the Company have expired.

In addition, during fiscal 1999, the Company made a 5-1/2% interest-bearing loan to the Executive Vice President in the amount of $250,000. The loan, including accrued interest, was repaid in February 1999.

During each of the fiscal years 2000, 1999 and 1998, the Company made non-interest loans to the Chairperson of the Board of $50,000. Amounts owed on these loans, which are secured by proceeds from life insurance policies, were $300,000, $250,000, and $200,000 at June 30, 2000, 1999 and 1998, respectively.

During fiscal 1999, the Company made non-interest loans to its former President of approximately $7,000. The total loan amounts outstanding of $101,000 was written off during fiscal 1999, including $83,000 loaned in fiscal 1998 and accrued interest.

The balances of these notes receivables from related parties and employees as of June 30, including accrued interest are shown below.


      (Dollars in thousands)                            2000          1999
                                                       -----         -----
      Chief Executive Officer                             67            63
      Vice President of Science and Technology            21            20
      Vice President, Marketing                           41            20
      Chairperson - Board of Directors                   300           250
      Other Current Employees                             24            32
      Former Officers                                     --            23
      Former Employees                                     1            20
      Other                                                0            23
      Former Customers                                     0            76
      FitnessAge (See Note L)                            805            --
                                                       -----         -----
                                                       1,259           527
                                                       =====         =====


The Company accrued interest from related parties notes receivable of $67,000 and $33,000 for fiscal 2000 and fiscal 1999, respectively.


L. CUSTOM NUTRITION JOINT VENTURE

In March 1999, the Company entered into a letter of intent to form a joint venture with FitnessAge Incorporated , a privately held development stage company based in San Diego, CA ("FitnessAge"). In connection therewith, on March 30, 1999 the Company purchased 300,000 shares of FitnessAge common stock for $150,000. On or about the same date, the family limited partnership of the Chief Executive Officer and the Secretary and Chairperson of the Board of Directors purchased 200,000 shares of the Common Stock of FitnessAge for $100,000.

During December 1999, the Company and FitnessAge formalized the joint venture by forming a new company named Custom Nutrition, LLC, a Delaware limited liability company ("Custom Nutrition") in which the Company has a 40% ownership. Custom Nutrition was formed for the purpose of developing, merchandising, selling and distributing customized nutritional and related products to health and fitness clubs, as well as over the internet. Under terms of a 10-year Exclusive Manufacturing Agreement, the Company is the exclusive manufacturer of all nutritional supplements for Custom Nutrition. In addition, Custom Nutrition obtained an exclusive royalty free license to FitnessAge's proprietary software technology, including their physical fitness assessments known as the FitnessAge System, as well as, software under development designed to provide customized nutritional assessments. In accordance with its Operating Agreement, the Company was required to make an initial capital contribution of $100,000, which was funded during the fourth quarter fiscal 2000; income and losses are to be allocated and any additional capital contribution requirements of Custom Nutrition are to be made 60% to FitnessAge and 40% to the Company.

In addition, in November and December 1999, the Company loaned FitnessAge a total of $734,000, net of $16,000 of legal fees, as part of a convertible secured loan (the "Loan"). The Loan is collateralized by certain assets of FitnessAge and includes interest accruing at an annual rate of 12%. The principal together with all accrued and unpaid interest is due November 10, 2000. The Company has the right at any time to convert all or any portion of the amount due on the Loan into the common stock of FitnessAge at a conversion price of $0.75 per share. As of June 30, 2000, the balance of the Loan, including all accrued and unpaid interest, was $805,000, and the Company's direct aggregate investment in FitnessAge was approximately $955,000. The Company is currently accounting for this investment under the cost method of accounting.

In conjunction with the Loan, the Company received a three-year Warrant (the "Warrant") to purchase up to 150,000 shares of Common Stock of FitnessAge for $0.75 per share. The Company may exercise the Warrant at any time up to and including November 1, 2002. The Company was issued two additional warrants to purchase common stock as additional consideration for providing a short-term loan to FitnessAge which was repaid prior to June 30, 2000. One warrant provides for the purchase of 80,000 shares of FitnessAge common stock for $1.25 per share and the other warrant provides for the purchase of 80,000 shares of FitnessAge common stock for $2.00 per share. The Company may exercise these two Warrants at any time up to and including June 12, 2003. As of June 30, 2000, the Company had not exercised any portion of these Warrants. The Company also obtained: the right to designate one representative of the Company to be a member of FitnessAge's Board of Directors, which consists of five board members; and registration rights and certain other rights as defined by the loan documents and by an Investor Rights Agreement. If the Company converted the Loan and exercised the Warrants, the Company would own less than five percent, on an as converted basis, of FitnessAge common stock.

During the year ended June 30, 2000, the Company had sales of $135,000 to Custom Nutrition, a company formed under its joint venture with FitnessAge. At June 30, 2000, the net accounts receivable from this customer was approximately $80,000.


M. ECONOMIC DEPENDENCY

The Company had substantial sales to four separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have a material adverse impact on the Company's revenues and earnings. Sales by customer, representing 10% or more of the respective year's total sales, are shown below:


                                   2000                                1999                       1998
                       ----------------------------         --------------------         ------------------
                        Sales by                              Sales by                    Sales by
     Customer           Customer               %(a)           Customer       %(a)          Customer     %(a)
     ----------        -----------       ----------         -----------       --         -----------     --
     Customer 1        $20,818,000               44%        $13,393,000       23%        $11,660,000     17%
     Customer 2          8,958,000               18%           (b)                           (b)
     Customer 3              (b)                             18,390,000       32%         24,914,000     37%
     Customer 4              (b)                              9,383,000       16%            (b)
                       -----------               --         -----------       --         -----------     --
                        29,776,000               62%         41,166,000       71%         36,574,000     54%
                       ===========               ==         ===========       ==         ===========     ==


(a)     Percent of total sales

(b)     Sales for the year were less than 10% of total sales.

Accounts receivable from these customers totaled $2,889,000 and $4,397,000 at June 30, 2000 and 1999, respectively.


N. CONTINGENCIES

The Company is a party to a lawsuit filed by its former President, Director and Chief Financial Officer, William P. Spencer. The lawsuit was filed in January 2000, and was served upon the Company in March 2000. Mr. Spencer was terminated by the Company for cause in January 1999. The lawsuit alleges damages for wrongful termination, breach of option contract, conversion, breach of employment contract, discriminatory and retaliatory discharge, workplace harassment and slander. The lawsuit seeks damages in an amount to be proved at trial, and alleges damages in excess of six million dollars. The Company has responded to the lawsuit and has denied it has any liability. Management believes the claims against the Company are without merit. The Company has filed a cross-complaint in the lawsuit against Mr. Spencer and Imagenetix, Inc., a corporation in which Mr. Spencer is currently a director, principal shareholder and chief executive, and three other individuals, two of whom are former employees of the Company and the other a former consultant to the Company. The cross-complaint seeks damages and injunctive relief for breach of fiduciary duty; fraud-concealment of material facts; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; civil conspiracy; intentional interference with contract; trade libel; slander per se; breach of contract; conversion;

misappropriation of trade secrets; breach of duty of loyalty; unlawful, unfair and/or fraudulent business acts or practices and an accounting. The additional defendants in NAI's cross-complaint subsequently filed cross-actions, alleging similar claims against Mr. Spencer. The complaint against the Company was further amended to add Imagenetix, Inc. as a claimant and several current or former employees of the Company as defendants. Management believes the additional claims are without merit, and the Company will prevail in its cross-complaint against each cross-defendant. The Company subsequently amended its complaint, adding additional claims against certain parties. In the event a judgment is obtained against the Company in the amount of the damages alleged in the lawsuit or any significant portion thereof, it would have a material adverse impact upon the financial condition of the Company.

While the Company believes the allegations contained in these lawsuits are without merit, the claims have not progressed sufficiently for the Company to estimate the possible exposure, if any.

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies have filed a number of similar lawsuits against some or all of the same manufacturers. The Company's lawsuit has been consolidated with some of the others and is captioned In re: Vitamin Antitrust Litigation, and is pending in U.S. District Court in Washington D.C. One or more consumer class actions have also been filed against some or all of the same defendants, and at least one of these is presently in a settlement process. The Company brought its own action to insure it understood what actually occurred. The Company is eager to resolve its claims. There can be no assurance the claims will be resolved, or, if they are, that it will result in a material benefit to the Company.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

O. SEGMENT INFORMATION

Prior to July 1, 1999 the Company operated solely within the United States. During the year ended June 30, 2000 the Company opened its new wholly owned manufacturing subsidiary in Switzerland. The Company's segment information by geographic area as of and for the year ended June 30, 2000 is as follows:


                                                           Long
                                                           Lived              Total               Capital
                                         Sales             Assets             Assets           Expenditures
                                        -------            -------            -------          ------------
               United States            $44,429            $14,560            $32,006            $ 3,742
               Europe                     3,398              1,267              2,869              1,419
                                        -------            -------            -------            -------
                                        $47,827            $15,827            $34,875            $ 5,161
                                        =======            =======            =======            =======

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


P. QUARTERLY DATA (UNAUDITED)

The following is a summary of unaudited quarterly data:


                                                              Year Ended June 30, 2000
                                    --------------------------------------------------------------------------------
                                    1st Quarter     2nd Quarter       3rd Quarter       4th Quarter           Total
                                    -----------     -----------       -----------       -----------         --------
                                            (Amounts in thousands except per share amounts)
         Net sales                   $ 15,264         $ 12,064          $  9,538          $ 10,961          $ 47,827
         Gross profit                   3,189             (522)              287             1,370             4,324
         Net earnings (loss)         $     87         $ (2,411)         $ (1,763)         $   (385)         $ (4,472)

         Net earnings (loss)
         per common share:
           Basic                     $   0.02         $  (0.42)         $  (0.31)         $  (0.07)         $  (0.78)
           Diluted                   $   0.02         $  (0.42)         $  (0.31)         $  (0.07)         $  (0.78)


                                                              Year Ended June 30, 1999
                                    --------------------------------------------------------------------------------
                                    1st Quarter     2nd Quarter       3rd Quarter       4th Quarter           Total
                                    -----------     -----------       -----------       -----------         --------
                                            (Amounts in thousands except per share amounts)
         Net sales                   $ 16,986         $ 17,317          $ 13,123          $ 10,004          $ 57,430
         Gross profit                   4,654            3,265             1,891             2,609            12,419
         Net earnings                $  1,520         $    383          $ (4,321)         $   (505)         $ (2,923)

         Net earnings
         per common share:
           Basic                     $   0.26         $   0.06          $  (0.73)         $  (0.09)         $  (0.50)
           Diluted                   $   0.25         $   0.06          $  (0.73)         $  (0.09)         $  (0.50)

                                                                    SCHEDULE II


                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998



                                  Balance at
  Allowance for doubtful          beginning of                                                Balance at
        accounts                    period            Provision        (Deductions)         end of period
------------------------          ------------        ---------        ------------         -------------
(Dollars in thousands)
Year ended June 30, 2000            $   472            $   389            $  (531)            $   330

Year ended June 30, 1999            $ 1,073            $   567            $(1,168)            $   472

Year ended June 30, 1998            $ 1,006            $   360            $  (293)            $ 1,073


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


                                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                                    (Registrant)


Date: October 9, 2000              By: /s/ MARK A. LEDOUX
                                       -----------------------------------------
                                       (Mark A. LeDoux, Chief Executive Officer,
                                       President and Assistant Treasurer)


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



            Signature                                  Title                                       Date
            ---------                                  -----                                       ----
/s/ MARIE A. LEDOUX                         Chairperson of the Board,
------------------------------               Secretary, and Director
(Marie A. LeDoux)                                                                             October 9, 2000


/s/ MARK A. LEDOUX
------------------------------              Chief Executive Officer,                          October 9, 2000
(Mark A. LeDoux)                       President, Assistant Treasurer, and
                                                    Director


/s/ PETER C. WULFF
------------------------------
(Peter C. Wulff)                      Chief Financial Officer and Treasurer                   October 9, 2000


/s/ JOE E. DAVIS
------------------------------
(Joe E. Davis)                                      Director                                  October 9, 2000


/s/ LEE G. WELDON
------------------------------
(Lee G. Weldon)                                     Director                                  October 9, 2000


/s/ J. SCOTT SCHMIDT
------------------------------
(J. Scott Schmidt)                                  Director                                  October 9, 2000