Form 10-Q
period 2000-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2000-11-14
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

Yes   [X]     No    [ ]



                                    5,761,880

(Number of shares of common stock of the registrant outstanding, net of treasury shares held, as of November 11, 2000)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              September 30,   June 30,
(Amounts in thousands except share data)                          2000          2000
                                                              -------------   --------
                                                              (unaudited)    (audited)
Current Assets:

    Cash and cash equivalents                                   $   803       $   815
    Accounts receivable - less allowance for doubtful
         accounts of $328 at September 30, 2000 and
         $330 at June 30, 2000                                    4,682         4,097
    Inventories (Note 2)                                          7,902         7,627
    Income tax refund receivable                                  1,500         1,500
    Deferred income taxes                                         1,467         1,467
    Related parties notes receivable - current portion              840           815
    Prepaid expenses                                                637           635
    Deposits                                                        502           390
    Other current assets                                            252           110
                                                                -------       -------

           Total Current Assets                                  18,585        17,456
                                                                -------       -------

Property and equipment, net                                      14,593        15,037
                                                                -------       -------

Other Assets:

    Deferred income taxes                                         1,662         1,592
    Investments                                                     212           232
    Related parties notes receivable, less current portion          442           444
    Other noncurrent assets, net                                    114           114
                                                                -------       -------

           Total Other Assets                                     2,430         2,382
                                                                -------       -------

TOTAL ASSETS                                                    $35,608       $34,875
                                                                =======       =======


           See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I -- FINANCIAL INFORMATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        September 30,     June 30,
(Amounts in thousands except share data)                    2000           2000
                                                        -------------     --------
                                                        (unaudited)      (audited)
Current Liabilities:
     Accounts payable                                     $  5,375       $  4,422
     Lines of credit and notes payable (Note 5)              4,423          4,544
     Current installments of long-term debt (Note 5)           502            490
     Accrual for loss on lease obligation                       --             50
     Accrued compensation and employee benefits                483            355
                                                          --------       --------

            Total Current Liabilities                       10,783          9,861

Deferred income taxes                                          766            766
Long-term debt, less current installments (Note 5)           3,148          3,345
Long-term pension liability                                    220            417
                                                          --------       --------

            Total Liabilities                               14,917         14,389
                                                          --------       --------

Stockholders' Equity (Note 6):
     Preferred stock; $.01 par value; 500,000 shares
       authorized; none issued or outstanding                   --             --
     Common stock; $.01 par value; 8,000,000 shares
       authorized, issued and outstanding 6,024,380             60             60
     Additional paid-in capital                             11,272         11,272
     Retained earnings                                      10,703         10,498
     Treasury stock, at cost, 262,500 shares                (1,283)        (1,283)
     Accumulated other comprehensive loss                      (61)           (61)
                                                          --------       --------

            Total Stockholders' Equity                      20,691         20,486
                                                          --------       --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 35,608       $ 34,875
                                                          ========       ========

           See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three months ended
(Dollars in thousands except                            September 30,
share data)                                         2000              1999
                                                 -----------       -----------
Net sales                                        $    10,223       $    15,264

Cost of goods sold                                     8,212            12,075
                                                 -----------       -----------

 GROSS PROFIT                                          2,011             3,189

Selling, general &
  administrative expenses                              1,736             2,527

Loss on abandonment of leased facility                    --               308
                                                 -----------       -----------

 INCOME FROM OPERATIONS                                  275               354
                                                 -----------       -----------

Other income (expense):
  Interest income                                         31                28
  Interest expense                                      (184)              (30)
  Equity in loss of unconsolidated joint
   venture                                               (20)               --
  Foreign exchange gain                                   39                --
  Other, net                                              (6)               (8)
                                                 -----------       -----------

                                                        (140)              (10)
                                                 -----------       -----------

EARNINGS BEFORE INCOME TAXES                             135               344

Provision for income taxes (benefit)                     (70)              257
                                                 -----------       -----------

NET EARNINGS AND COMPREHENSIVE
    INCOME                                       $       205       $        87
                                                 ===========       ===========


NET EARNINGS PER COMMON SHARE:

   Basic                                         $      0.04       $      0.02
                                                 ===========       ===========

   Diluted                                       $      0.04       $      0.02
                                                 ===========       ===========


Weighted average common shares outstanding:
Basic shares                                       5,761,880         5,776,427
Diluted shares                                     5,763,890         5,776,978


           See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I -- FINANCIAL INFORMATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three months ended
                                                        September 30,
(Dollars in thousands)                                2000          1999
                                                     -------       -------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net earnings                                      $   205       $    87

   Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Bad debt provision                                   --            90
     Write-off of notes receivable                        --            72
     Depreciation and amortization                       634           422
     Deferred income taxes                               (70)           --
     Pension expense, net of contributions              (197)           --
     Loss on unconsolidated joint venture                 20            --
     Accrued interest - notes receivable                 (23)
     Foreign exchange gains                              (51)           --
   Changes in operating assets and liabilities:
     (Increase) decrease in:
     Accounts receivable                                (585)         (706)
     Inventories                                        (275)          646
     Tax refund receivable                                --           301
     Prepaid expenses                                     (2)         (151)
     Deposits                                           (112)         (201)
     Other current assets                               (142)          832
     (Decrease) increase in:
     Accounts payable                                    953            91
     Accrued compensation and employee benefits          128           (82)
     Accrual for loss on lease obligation                (50)           --
                                                     -------       -------


   Net Cash Provided by Operating Activities         $   433       $ 1,401
                                                     -------       -------



                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           $(  190)      $(1,786)
   Repayment of notes receivable                                       --            10
                                                                   ------       -------

   Net Cash Used in Investing Activities                             (190)       (1,776)
                                                                   ------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on lines of credit and notes payable                    293           395
   Payments on lines of credit and notes payable                     (548)          (17)
   Treasury stock acquisitions                                         --          (111)
                                                                   ------       -------

   Net Cash (Used in) Provided by Financing Activities               (255)          267
                                                                   ------       -------

Net Decrease in Cash and Cash Equivalents                             (12)         (108)

Cash and Cash Equivalents at Beginning of Period                      815         1,063
                                                                   ------       -------

Cash and Cash Equivalents at End of Period                        $   803       $   955
                                                                  =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                     $   172       $    28
                                                                  =======       =======



           See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I -- FINANCIAL INFORMATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -- Interim Financial Information

The unaudited consolidated financial statements of Natural Alternatives International, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial information as of and for the three months ended September 30, 2000 and 1999.

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results may differ from such estimates. The consolidated results of operations for the interim periods ended September 30, 2000 and 1999 are not necessarily indicative of the consolidated operating results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in prior periods' consolidated financial statements have been reclassified to conform to the presentation for the quarter ended September 30, 2000.

NOTE 2 - Inventories

Inventories are comprised of the following:

                                 September 30   June 30
(Dollars in thousands)               2000        2000

                                 ------------   -------

Raw materials                       $4,248      $4,187
Work in progress                     2,721       2,409
Finished goods                         933       1,031
                                    ------      ------
                                    $7,902      $7,627
                                    ======      ======


NOTE 3 -- Net Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of diluted net earnings per share does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share.

                                           2000            1999
                                        ----------      ----------
NUMERATOR:
Net earnings  - Numerator for
basic and diluted earnings per
 share - earnings available to
common shareholders (In thousands)      $      205      $       87
                                        ==========      ==========

DENOMINATOR:
Denominator for basic earnings
 per share - weighted
 average shares                          5,761,880       5,776,427

Effect of dilutive securities -
employee stock options                       2,010             551
                                        ----------      ----------

Denominator for diluted earnings
 per share - adjusted weighted
 average shares with assumed
 conversions                             5,763,890       5,776,978
                                        ==========      ==========

Basic earnings per share                $     0.04      $     0.02

Diluted earnings per share              $     0.04      $     0.02



For the three months ended September 30, 2000 and 1999, there were outstanding options to purchase 301,000 and 274,500, respectively, shares of common stock, that were not included in the computation of diluted net earnings per share as their effect would have been anti-dilutive.


NOTE 4 -- Major Customers

The Company had substantial sales to four separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have a material adverse impact on the Company's revenues and earnings. Sales by customer, representing 10% or more of the respective period's total net sales, are shown below.




                                 Three months ended September 30,
                -----------------------------------------------------------------
(Dollars in
thousands)                   2000                                 1999
                -----------------------------        ----------------------------
                 Sales by                            Sales by
  Customer       Customer              %(a)           Customer              %(a)
------------    -----------           -------        ----------            ------
Customer 1          $ 5,226                51%          $ 4,975                33%
Customer 2            1,259                12%               (b)
Customer 3               (b)                              3,095                20%
Customer 4               (b)                              2,643                17%
                    -------           -------           -------           -------
                    $ 6,485                63%          $10,713                70%
                    =======           =======           =======           =======

(a) Percent of total sales
(b) Sales for the year were less than 10% of total sales.

Accounts receivable from these customers totaled $2,285 and $1,248 at September 30, 2000 and June 30, 2000, respectively.

NOTE 5 -- Debt

On October 4, 1999, the Company replaced an existing $3.0 million working capital line of credit with $9.0 million in new financing. The new financing consists of a $5.0 million working capital line of credit at an annual interest rate of prime and a $4.0 million term note at an annual interest rate of prime plus 0.25%, for an effective interest rate of 9.50% and 9.75%, respectively, at September 30, 2000. Borrowings under the working capital line of credit are collateralized by eligible accounts receivable and inventory, as defined in the agreement; proceeds are to be used to support ongoing operating requirements. As of June 30, 2000, the Company was not in compliance with certain financial covenant provisions of the credit agreement. The credit agreement was amended to provide new debt covenant restrictions under which the Company was compliant at September 30, 2000. (See Note 8 -- Subsequent Events)

The line of credit expires on December 1, 2000. The term note expired on November 1, 2000. As of September 30, 2000, amounts outstanding under the line of credit and term note were $2.4 million and $1.59 million, respectively. The Company expects this line to be renewed in the normal course of business and the Company is negotiating with various lenders to establish new working capital credit facility arrangements. (See Note 8 -- Subsequent Events)

The Company also has a term note secured by a building due June 2011 with the same lender that provides the working capital credit facility. As of September 30, 2000 the outstanding amount is $913,000.

The Company's wholly owned subsidiary in Switzerland has a line of credit agreement permitting borrowings up to CHF 2.0 million, or approximately $1.1 million at September 30, 2000 at an annual interest rate of 5.5%. The line of credit requires minimum annual principal payments of CHF 250,000, or $140,000, due annually on December 31; management expects this line to be renewed in the normal course of business. The agreement contains no financial covenants. As of September 30, 2000, the Company has converted borrowings under the line of credit of approximately $577,000 into various unsecured term notes with maturities from six to twelve months at interest rates ranging from 5.5% to 6.0%. The amount outstanding under the line of credit is approximately $432,000.

On November 9, 1999, the Company entered into a term note agreement for $2.5 million, secured by equipment, at an annual interest rate of 9.2%. The note has a five-year term that provides for principal and interest payable in monthly installments of $52,000; proceeds have been used to support working capital requirements. As of September 30, 2000 the outstanding amount is $2.16 million.

As of September 30, 2000, the composite interest rate on all outstanding debt was 8.7%.

Note 6 -- Stockholders' Equity

On August 28, 2000, under the 1999 Omnibus Equity Incentive Plan, the Company granted to various officers and employees stock options to purchase 130,200 shares of the Company's common stock at $1.81 per share.

Note 7 -- Custom Nutrition Joint Venture

In March 1999, the Company entered into a letter of intent to form a joint venture with FitnessAge Incorporated, a privately held development stage company based in San Diego, CA ("FitnessAge"). In connection therewith, on March 30, 1999 the Company purchased 300,000 shares of FitnessAge common stock for $150,000. On or about the same date, the family limited partnership of the Chief Executive Officer and the Secretary and Chairperson of the Board of Directors purchased 200,000 shares of the Common Stock of FitnessAge for $100,000.

During December 1999, the Company and FitnessAge formalized the joint venture by forming a new company named Custom Nutrition, LLC, a Delaware limited liability company ("Custom Nutrition") in which the Company has a 40% ownership. Custom Nutrition was formed for the purpose of developing, merchandising, selling and distributing customized nutritional and related products to health and fitness clubs, as well as over the internet. Under terms of a 10-year Exclusive Manufacturing Agreement, the Company is the exclusive manufacturer of all nutritional supplements for Custom Nutrition. In addition, Custom Nutrition obtained an exclusive royalty free license to FitnessAge's proprietary software technology, including their physical fitness assessments known as the FitnessAge System, as well as, software under development designed to provide customized nutritional assessments. In accordance with its Operating Agreement, the Company was required to make an initial capital contribution of $100,000, which was funded during the fourth quarter of fiscal 2000. Income and losses are to be allocated and any additional capital contribution requirements of Custom Nutrition are to be made 60% to FitnessAge and 40% to the Company.

In addition, in November and December 1999, the Company loaned FitnessAge a total of $750,000 as part of a convertible secured promissory note (the "Loan"). The Loan is secured by all rights, title, and interest in Custom Nutrition and FitnessAge's allocable share of gross revenues received by Custom Nutrition from a major customer and includes interest accruing at an annual rate of 12%. The principal together with all accrued and unpaid interest was due November 10, 2000. The Company has the right at any time to convert all or any portion of the amount due on the Loan into the common stock of FitnessAge at a conversion price of $0.75 per share. As of September 30, 2000, the balance of the Loan, including all accrued and unpaid interest, was $830,000, and the Company's direct aggregate investment in FitnessAge was approximately $980,000. The Company is currently accounting for this investment under the cost method of accounting. (See Note 8 -- Subsequent Events)

In conjunction with the Loan, the Company received a three-year Warrant (the "Warrant") to purchase up to 150,000 shares of Common Stock of FitnessAge for $0.75 per share. The Company may exercise the Warrant at any time up to and including November 1, 2002. The Company was issued two additional warrants to purchase common stock as additional consideration for providing a short-term loan to FitnessAge which was repaid prior to June 30, 2000. One warrant provides for the purchase of 80,000 shares of FitnessAge common stock for $1.25 per share and the other warrant provides for the purchase of 80,000 shares of FitnessAge common stock for $2.00 per share. The Company may exercise these two Warrants at any time up to and including June 12, 2003. As of September 30, 2000, the Company had not exercised any portion of these Warrants. The Company also obtained the right to designate one representative of the Company to be a member of FitnessAge's Board of Directors, which consists of five board members, and registration rights and certain other rights as defined by the loan documents and by an Investor Rights Agreement. If the Company converted the Loan and exercised the Warrants, the Company would own less than five percent, on an as converted basis, of FitnessAge common stock.

NOTE 8 -- Subsequent Events

NEW CREDIT FACILITY

On November 13, 2000 the Company received a firm financing commitment letter to enter into a working capital line of credit and equipment term financing (the "new credit facility") with a new lender. The new credit facility allows up to a maximum of $9.35 million of borrowing capacity, subject to certain eligibility requirements of collateral balances of accounts receivable, inventory and fixed assets as defined in the new credit facility. The proposed new credit facility will also contain debt covenant restrictions for the Company including, but not limited to, certain coverage ratios, minimum net stockholders' equity and earnings amounts. The initial proceeds of this new credit facility will be used to pay-off the Company's outstanding indebtedness due during the second quarter of fiscal 2001 under the existing working capital and equipment term note of $2.4 million and $1.59 million, respectively.

FITNESSAGE LOAN EXTENSION

Effective November 13, 2000 the Company and FitnessAge entered into an agreement to revise the due date of the outstanding convertible secured loan (the "Loan") due from FitnessAge on November 11, 2000. The Company agreed to extend the due date of the Loan with a debt repayment schedule which requires payments of $150,000 in February 2001, $150,000 in March 2001, $225,000 in June 2001 and
complete pay-off of any outstanding principal and accrued interest by September 2001. In the event that FitnessAge does not perform under the new settlement terms, the Company may place a notice of default of the Loan, convert the Loan to FitnessAge common stock or further amend the terms of the Loan.

In consideration for the Loan extension, FitnessAge agreed to provide the company additional collateral to secure FitnessAge's obligation to repay the Loan. The additional collateral consists of a non-exclusive, perpetual, royalty free, worldwide license of the FitnessAge assessment software, including but not limited to, all upgrades of its assessment technology and all rights of licenses in and to or from such technology.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

Information provided in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future financial and operating results, statements concerning industry performance, the Company's operations, economic performance, financial condition, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well as assumptions related to the foregoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including but not limited to those set forth herein and in the Company's most recent Form 10-K.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2001 AND 2000

Net sales for the first quarter of fiscal 2001 of $10.2 million decreased $5.1 million, or 33%, compared to net sales of $15.3 million for the first quarter of fiscal 2000. The decrease was primarily due to the loss of a major customer, NuSkin Enterprises, Inc., which accounted for sales of approximately $3.0 million, or 20% for the first quarter of fiscal 2000, with no sales in the first quarter of fiscal 2001. NuSkin informed the Company in December 1999 that its production needs had been transitioned to other vendors. The sales decrease from the first quarter of fiscal 2000 also included loss of sales to two other customers which had combined sales of approximately $1.8 million int the first quarter of fiscal 2000 and no sales in fiscal 2001. Also contributing to the sales decrease was a reduction in sales to our third largest customer of $1.7 million. Sales to this customer amounted to $2.6 million and $900,000 for the first quarters of fiscal 2000 and 2001, respectively. Fiscal 2000 sales volumes were bolstered as this customer acquired large quantities of product to support an inventory build for a major product introduction, while fiscal 2001 sales volume have stabilized. These losses were partially offset by increased sales to existing and new customers, including our largest customer with a sales increase of approximately $250,000. During the latter part of the third quarter of fiscal year 2000, the Company also commenced the initial marketing and sale of unique herbal health and natural supplement products under the Dr. Cherry label. The Company has a 10-year Exclusive Licensing and Manufacturing Agreement for the manufacture and distribution of these products. Sales of this product exceeded $1.0 million during the first quarter of fiscal 2001.

During the first quarter of fiscal 2001, the Company experienced an increase in cost of goods sold, as a percentage of net sales, to 80.3% compared to 79.1%, for the first quarter of fiscal 2000, resulting in an approximate reduction to gross margin of 1% of sales or $100,000. Material costs as a percentage of sales is comparable between the first quarter of fiscal 2001 and 2000. The decrease in gross margin, for the first quarter of fiscal 2000, was due primarily to a change in sales mix as a result of the decline in market share during the first quarter of fiscal 2000, and continuing competitive pressure, coupled with additional start-up costs of our Swiss operation ($450,000). Continuation of the cost containment program during the first quarter of fiscal 2001, produced savings in overhead costs of approximately $100,000, and costs of approximately $200,000 associated with excess manufacturing capacity were reclassified to selling, general and administrative expenses.

Selling, general and administrative expenses were as a percentage of net sales 17% for the quarters ended September 30, 2000 and 1999. In absolute dollars the expenses decreased by $791,000 to $1.7 million. The reduction was primarily the result of the continuing combined benefits of the cost containment program and the non-recurring nature of certain costs incurred in the first quarter of fiscal 2000 associated with the start-up of our Swiss manufacturing subsidiary and the training and implementation of a fully integrated manufacturing and accounting computer software system.


INCOME TAXES

Our effective tax rate was a benefit of 52% compared to an expense of 75% for the first quarters of fiscal 2001 and 2000, respectively. The decrease in expense relates to a tax holiday, which applies a zero tax rate to pretax earnings of our Swiss subsidiary which was profitable in the first quarter of fiscal 2001. U.S. operations recorded a net loss which generated the current period tax benefit.


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

In May 2000, the Company took additional steps, which were completed by the end of June 2000, as follows:

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

Management is committed to the restoration of net profits by maintaining its operating cost structures with current operating levels.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through cash flow from operations, its working capital credit facility and equipment financing arrangements.

At September 30, 2000, the Company had cash of approximately $803,000, versus $815,000 at June 30, 2000. Net cash provided by operations during the first quarter of fiscal 2001 amounted to $433,000, which was used primarily to fund acquisition of capital equipment and to reduce outstanding debt.

Capital expenditures for the three months ended September 30, 2000 amounted to $190,000. These expenditures relate primarily to the acquisition of production equipment in both our U.S. and Swiss manufacturing facilities.

At September 30, 2000 the Company had working capital of $7.8 million, comparable to working capital at June 30, 2000. Current assets increased by approximately $1.1 million while current liabilities increased $900,000. Accounts receivable, inventory, deposits, and other current assets increased $585,000, $275,000, $112,000, and $142,000, respectively. The increase to accounts receivable was primarily caused by shipments occurring toward the end of the quarter. Increases to accounts payable and accrued compensation were coupled with decreases to current debt and the accrual for loss on lease obligation. The increase in accounts payable was $953,000, while the reduction to current debt was $109,000. The increase to accounts payable resulted from increased purchases offset by the increase in accounts receivable.

For the three months ended September 30, 2000, the Company's consolidated outstanding debt decreased approximately $300,000 to $8.1 million from approximately $8.4 million at June 30, 2000. The net decrease of $300,000 reflects borrowings of $300,000 offset by payments of $550,000 and $51,000 of foreign exchange gains realized on the Swiss Franc borrowings made by the Company's wholly owned subsidiary. The composite interest rate on all outstanding debt was approximately 8.7%.

The Company has access to approximately $6.1 million of funds from existing working capital credit facilities to support future operating requirements, net of borrowings outstanding under these facilities as of September 30, 2000 of approximately $3.4 million. The working capital line of credit facilities are subject to eligibility requirements for current accounts receivable and inventory balances. As of September 30, 2000 total excess borrowing capacity based on eligible working capital balances was approximately $1.1 million. One or more of the Company's loan agreements contain a number of covenants that restrict the operations of the Company. Such restrictions include requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, debt coverage ratios, and minimum Earnings before Interest, Depreciation and Amortization ("EBITDA") to cash interest expense ratios. The Company was not in compliance with certain of these ratios as of June 30, 2000, which the lender had agreed to waive through June 30, 2000. Effective July 1, 2000 the Company and the lender have amended the credit agreement to provide new debt covenant restrictions under which the Company is compliant. The Company is negotiating with various lenders to establish new loan arrangements. (See Note 8 -- Subsequent Events)

The Company believes that its available cash and existing credit facilities should be sufficient to fund near-term operating activities. However, the Company's ability to fund future operations and meet capital requirements will depend on many factors, including but not limited to: the ability to seek additional capital; the effectiveness of the Company's diversified growth strategy; the effectiveness of the cost containment program; vertical integration of packaging operations; the expansion of Switzerland manufacturing operations; and the ability to establish additional customers or changes to existing customer's business.

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

RECENT LOSSES; DECLINING SALES

The net earnings and net sales for the first quarter of fiscal 2001 were $205,000 and $10.2 million, respectively, as compared with $87,000 and $15.3 million for the same period of fiscal 2000. The Company has implemented a cost containment program and a return to profitability program in an effort to reduce expenses to be consistent with current operating levels. While the current results of operations are encouraging, there can be no assurance these programs will be effective, or if they are, the Company cannot predict the level of profitability or whether the Company will be able to maintain profitability. The Company expects that operating results will fluctuate from period to period as a result of differences in when it incurs expenses and recognizes revenues from product sales. Some of these fluctuations may be significant.

DECLINE IN STOCK PRICE

The Company's stock price has experienced significant volatility at times during the past few years and has recently been near historic lows. In view of the Company's recent losses, there can be no assurance that the stock price will not continue to languish at the current level or decline. Market conditions in the vitamin and nutritional supplement industry, such as increased price competition, consolidation, oversupply of vitamin and supplement products, operating results of competitors, adverse publicity and other factors such as customer and product announcements by the Company and operating results which are lower than the expectations of analysts and our investors, may also have a continuing adverse affect on the price of the Company's stock.

RELIANCE ON LIMITED NUMBER OF CUSTOMERS FOR MAJORITY OF REVENUE

For the first quarter of fiscal 2001, the Company had 2 major customers, which together accounted for approximately 63% of the Company's net sales. The loss of either of these major customers, or any substantial reduction of their purchases from the Company, would have a material adverse impact on the business, operations and financial condition of the Company.

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

RESTRICTIVE FINANCING COVENANTS.

One or more of the Company's loan agreements contain a number of covenants that restrict the operations of the Company. Such restrictions include requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, debt coverage ratios, and minimum Earnings before Interest, Depreciation and Amortization ("EBITDA") to cash interest expense ratios. As of June 30, 2000, the Company was not in compliance with certain financial covenant provisions of the credit agreement. The credit agreement was amended to provide new debt covenant restrictions under which the Company was compliant at September 30, 2000. The Company is negotiating with various lenders to establish new loan arrangements. There can be no assurance the Company will successfully enter into new loan agreements and will be able to comply with the covenants or restrictions contained therein during future quarters. The Company's ability to obtain new credit arrangements, and comply with present or future covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the various loan agreements that would permit the lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and to terminate their commitments to make further extensions of credit. Any such action could have a material adverse impact upon the business operations and financial condition of the Company.

SECURED PROMISSORY NOTE RECEIVABLE

The Company has loaned approximately $750,000 to its joint venture partner in a limited liability company. The debt is convertible into the private company's common stock and will become due and payable in the second fiscal quarter of 2001. The borrower is a development stage company and there can be no assurance it will have the funds to repay the debt when it becomes due. In the event it does not, the Company may elect to renegotiate the terms or grant an extension or convert the debt into the stock of the borrower on the same or revised terms as exist in the current loan agreements. (See Note 8 of Notes to unaudited financial statements)

LAWSUIT BY FORMER PRESIDENT, DIRECTOR AND CHIEF FINANCIAL OFFICER

The Company is a party to a lawsuit filed by its former President, Director and Chief Financial Officer, William P. Spencer. Mr. Spencer was terminated by the Company for cause in January 1999. The lawsuit includes various claims, and alleges damages in excess of six million dollars. The Company has responded to the lawsuit and has denied it has any liability associated with the claim. Management believes the claims against the Company are without merit. The Company filed a cross-complaint in the lawsuit against Mr. Spencer and Imagenetix, Inc., (a corporation in which Mr. Spencer is a director, principal shareholder and chief executive), and three other individuals, two of whom are former employees of the Company and the other a former consultant to the Company. Both the Company's and the other parties' complaints have been amended, and additional parties have been added. Management believes the Company will not be found liable on any claim, and will prevail in its cross-complaint against each cross-defendant. In the event a judgment is obtained against the Company in the amount of the damages alleged in the lawsuit or any significant portion thereof, it would have a material adverse impact upon the financial condition of the Company.

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

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS

The Company's growth may be dependent in part upon its ability to expand its operations and those of its customers into new markets, including international markets. The Company has a manufacturing facility in Switzerland, which is intended to facilitate an increase in sales of the Company's products overseas. The Company may experience difficulty entering new international markets due to regulatory barriers, the necessity of adapting to new regulatory systems, and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things, (1) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company's ability to sell certain products or repatriate profits to the United States, (2) exposure to currency fluctuations,
(3) the potential imposition of trade or foreign exchange restrictions or increased tariffs, and (4) economic and political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

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

DISTRIBUTION AND MANAGEMENT OF OPERATIONS

In fiscal 1999, the Company leased and commenced operating three additional facilities. Two adjacent facilities, comprising 74,000 square feet in Vista, California, are used as a receiving, warehousing, weighing, blending, finished goods packaging, and distribution facility. The third new facility is an 18,000 square foot manufacturing facility in Lugano, Switzerland. All of these facilities were completed and became fully operational during fiscal 2000. During fiscal 1999, the Company also implemented an entirely new software system to manage its materials, manufacturing and accounting operations, and use of this system has continued to be refined. While the Company believes new facilities and operating systems will increase the Company's manufacturing and distribution capabilities, there can be no assurance that they will result in improved sales, profit margins or earnings. A significant, unexpected disruption of these systems and facilities could have a material adverse effect on the Company's results of operations.

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

CONCENTRATION OF OWNERSHIP; CERTAIN ANTI-TAKEOVER CONSIDERATIONS

The Company's directors and executive officers beneficially own in excess of 24.9% of the outstanding Common Stock as of September 30, 2000. Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies, and business operations of the Company. The

Company's Board of Directors has the authority to approve the issuance of 500,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company's shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Certain provisions of Delaware law, as well as the issuance of preferred stock, and other "anti-takeover" provisions in the Company's Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company's shareholders, and may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

                    .NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and the cost of our debt.

At September 30, 2000, the Company's cash equivalents consisted of financial instruments with original maturities of three months or less.

The Company's debt totaled $8.1 million as of September 30, 2000 and was comprised principally of term notes and lines of credit. The Company's debt obligations bear a composite rate of 8.7%. An immediate change of one hundred basis points in interest rates would not have a material effect on our financial condition or results of operations due to the fixed rate nature of the majority of the debt.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a lawsuit filed by its former President, Director and Chief Financial Officer, William P. Spencer. The lawsuit was filed in January 2000, and was served upon the Company in March 2000. Mr. Spencer was terminated by the Company for cause in January 1999. The lawsuit alleges damages for wrongful termination, breach of option contract, conversion, breach of employment contract, discriminatory and retaliatory discharge, workplace harassment and slander. The lawsuit seeks damages in an amount to be proved at trial, and alleges damages in excess of six million dollars. The Company has responded to the lawsuit and has denied it has any liability. Management believes the claims against the Company are without merit. The Company has filed a cross-complaint in the lawsuit against Mr. Spencer and Imagenetix, Inc., (a corporation in which Mr. Spencer is a director, principal shareholder and chief executive), and three other individuals, two of whom are former employees of the Company and the other a former consultant to the Company. The cross-complaint seeks damages and injunctive relief for breach of fiduciary duty; fraud-concealment of material facts; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; civil conspiracy; intentional interference with contract; trade libel; slander per se; breach of contract; conversion; misappropriation of trade secrets; breach of duty of loyalty; unlawful, unfair and/or fraudulent business acts or practices and an accounting. The additional defendants in NAI's cross-complaint subsequently filed cross-actions against NAI, alleging similar claims to those alleged by Mr. Spencer. The complaint against NAI was also amended to add Imagenetix, Inc. as a claimant. Management believes the additional claims are without merit, and the Company will prevail in its cross-complaint against each cross-defendant. The Company subsequently amended its complaint, adding additional claims against certain parties. The Company also filed motions to disqualify the Plaintiff's and Cross Complainant's attorneys on conflict of interest grounds as the same law firm also represented the Company. The Company's motions to disqualify the other parties attorneys was approved, the law firm been removed from the case, and those parties are presently seeking new counsel. In the event a judgment is obtained against the Company in the amount of the damages alleged in the lawsuit or any significant portion thereof, it would have a material adverse impact upon the financial condition of the Company.

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



NATURAL ALTERNATIVES INTERNATIONAL, INC.





/S/ PETER C. WULFF           Date:  November 14, 2000
------------------------

Peter C. Wulff
Chief Financial Officer
and Treasurer