Form 10-Q
period 2000-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2001-02-14
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

Yes  [X]    No [ ]



                                    5,777,289

(Number of shares of common stock of the registrant outstanding, net of treasury shares held, as of February 5, 2001

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                           December 31           June 30
(Amounts in thousands except share data)                                       2000                2000
                                                                          --------------      --------------
                                                                           (unaudited)           (audited)
Current Assets:

     Cash and cash equivalents                                            $          987      $          815
     Accounts receivable - less allowance for doubtful
          accounts of $211 at December 31, 2000 and
          $330 at June 30, 2000                                                    3,886               4,097
     Inventories (Note 2)                                                          7,868               7,627
     Income tax refund receivable                                                  1,500               1,500
     Deferred income taxes                                                         1,467               1,467
     Related parties notes receivable - current portion (Note 7)                      11                 815
     Prepaid expenses                                                                881                 635
     Deposits                                                                        492                 390
     Other current assets                                                            146                 110
                                                                          --------------      --------------
            Total Current Assets                                                  17,238              17,456
                                                                          --------------      --------------
Property and equipment, net                                                       14,162              15,037
                                                                          --------------      --------------

Other Assets:

     Deferred income taxes                                                         1,635               1,592
     Investments                                                                      44                 232
     Related parties notes receivable, less current portion (Note 7)                 480                 444
     Investments in and advances to a related party (Notes 8 and 9)                1,141                  --
     Other noncurrent assets, net                                                    114                 114
                                                                          --------------      --------------

            Total Other Assets                                                     3,414               2,382
                                                                          --------------      --------------

TOTAL ASSETS                                                              $       34,814      $       34,875
                                                                          ==============      ==============



            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                        December 31            June 30
(Amounts in thousands except share data)                                    2000                 2000
                                                                       --------------       --------------
                                                                        (unaudited)           (audited)
Current Liabilities:
      Accounts payable                                                 $        4,736       $        4,422
      Lines of credit and notes payable (Note 5)                                2,628                4,544
      Current installments of long-term debt (Note 5)                             833                  490
      Income taxes payable                                                         31                   --
      Accrual for loss on lease obligation                                         --                   50
      Accrued compensation and employee benefits                                  477                  355
                                                                       --------------       --------------

             Total Current Liabilities                                          8,705                9,861

Deferred income taxes                                                             766                  766
Long-term debt, less current installments (Note 5)                              3,966                3,345
Long-term pension liability                                                       223                  417
                                                                       --------------       --------------

             Total Liabilities                                                 13,660               14,389
                                                                       --------------       --------------

Stockholders' Equity (Note 6):
      Preferred stock; $.01 par value; 500,000 shares
           authorized; none issued or outstanding                                  --                   --
      Common stock; $.01 par value; 8,000,000 shares
           authorized, issued and outstanding 6,039,789 at
           December 31, 2000 and 6,024,380 at June 30, 2000                        60                   60
      Additional paid-in capital                                               11,292               11,272
      Retained earnings                                                        11,146               10,498
      Treasury stock, at cost, 262,500 shares                                  (1,283)              (1,283)
      Accumulated other comprehensive loss                                        (61)                 (61)
                                                                       --------------       --------------

             Total Stockholders' Equity                                        21,154               20,486
                                                                       --------------       --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $       34,814       $       34,875
                                                                       ==============       ==============


            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)






                                                      Three months ended                  Six months ended
(Dollars in thousands except  share data)                 December 31,                       December 31,
                                                 -----------------------------       -----------------------------
                                                     2000              1999              2000              1999
                                                 -----------       -----------       -----------       -----------
Net sales                                        $    11,240       $    12,064       $    21,463       $    27,328

Cost of goods sold                                     8,395            10,586            16,607            22,661
Inventory write-off                                       --             2,000                --             2,000
                                                 -----------       -----------       -----------       -----------
  Total cost of goods sold                             8,395            12,586            16,607            24,661
                                                 -----------       -----------       -----------       -----------

 GROSS PROFIT (LOSS)                                   2,845              (522)            4,856             2,667

Selling, general &
  administrative expenses                              2,171             3,219             3,907             6,054
                                                 -----------       -----------       -----------       -----------

 INCOME (LOSS) FROM OPERATIONS                           674            (3,741)              949            (3,387)
                                                 -----------       -----------       -----------       -----------

Other income (expense):
  Interest income                                         37                17                68                45
  Interest expense                                      (199)              (75)             (383)             (105)
  Equity in loss of unconsolidated joint
     venture                                             (18)               --               (38)               --
  Foreign exchange loss                                 (104)               --               (65)               --
  Other, net                                             110               (48)              104               (56)
                                                 -----------       -----------       -----------       -----------

                                                        (174)             (106)             (314)             (116)
                                                 -----------       -----------       -----------       -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                      500            (3,847)              635            (3,503)

Provision (benefit) for income taxes                      57            (1,436)              (13)           (1,179)
                                                 -----------       -----------       -----------       -----------

NET EARNINGS (LOSS) AND COMPREHENSIVE
    INCOME (LOSS)                                $       443       $    (2,411)      $       648       $    (2,324)
                                                 ===========       ===========       ===========       ===========


NET EARNINGS (LOSS) PER COMMON SHARE:

   Basic                                         $      0.08       $     (0.42)      $      0.11       $     (0.40)
                                                 ===========       ===========       ===========       ===========

   Diluted                                       $      0.08       $     (0.42)      $      0.11       $     (0.40)
                                                 ===========       ===========       ===========       ===========


Weighted average common shares outstanding:
   Basic shares                                    5,761,880         5,758,734         5,761,880         5,767,055
   Diluted shares                                  5,803,039         5,758,734         5,783,465         5,767,055


            See accompanying notes to unaudited financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                  Six months ended
                                                                     December 31
                                                              -----------------------
(Dollars in thousands)                                          2000           1999
                                                              --------       --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
    Net earnings (loss)                                       $    648       $ (2,324)

    Adjustments to reconcile net earnings to net
     cash provided by operating
      activities:
      Bad debt provision                                           (64)           180
      Write-off of inventory                                        --          2,000
      Write-off of notes receivable and accrued interest            --             72
      Depreciation and amortization                              1,259            913
      Deferred income taxes                                        (43)            --
      Pension expense, net of contributions                       (194)            --
      Loss on disposal of assets                                    (4)            --
      Loss on unconsolidated joint venture                          38             --
      Accrued interest - notes receivable                          (49)
      Other                                                         --            (16)
      Foreign exchange gains - notes payable                       (31)            --
    Changes in operating assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                                         168             83
       Inventories                                                (241)         1,208
       Tax refund receivable                                        --           (517)
       Prepaid expenses                                           (246)           (65)
       Deposits                                                   (102)          (196)
       Other current assets                                        (36)           986
       Accounts payable                                            285         (3,160)
       Income taxes payable                                         31             --
       Accrued compensation and employee benefits                  122           (217)
       Accrual for loss on lease obligation                        (50)            --
                                                              --------       --------


    Net Cash Provided by Operating Activities                 $  1,491       $ (1,053)
                                                              --------       --------

                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART 1 - FINANCIAL INFORMATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)




                                                                Six months ended
                                                                   December 31
                                                             -----------------------
                                                               2000           1999
                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     $   (380)      $ (3,113)
    Repayment of notes receivable                                  12             30
    Issuance of notes receivable                                  (50)          (791)
                                                             --------       --------
    Net Cash Used in Investing Activities                        (418)        (3,874)
                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on lines of credit and notes payable             5,126          4,529
    Payments on lines of credit and notes payable              (6,047)           (58)
    Issuance of common stock                                       20             --
    Treasury stock acquisitions                                    --           (167)
                                                             --------       --------

    Net Cash (Used in) Provided by Financing Activities
                                                                 (901)         4,304
                                                             --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents              172           (623)
Cash and Cash Equivalents at Beginning of Period
                                                                  815          1,063
                                                             --------       --------

Cash and Cash Equivalents at End of Period
                                                             $    987       $    440
                                                             ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                               $    391       $     79
                                                             ========       ========



            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - Interim Financial Information

The unaudited consolidated financial statements of Natural Alternatives International, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial information as of and for the three and six months ended December 31, 2000 and 1999.

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results may differ from such estimates. The consolidated results of operations for the interim periods ended December 31, 2000 and 1999 are not necessarily indicative of the consolidated operating results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - Inventories

Inventories are comprised of the following:




                                    December 31          June 30
       (Dollars in thousands)          2000               2000
                                   -------------      -------------
Raw materials                      $       4,026      $       4,187
Work in progress                           1,968              2,409
Finished goods                             1,874              1,031
                                   -------------      -------------

                                   $       7,868      $       7,627
                                   =============      =============

NOTE 3 - Net Earnings Per Share

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of diluted net earnings (loss) per share does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings (loss) per share.


            For the Three and Six months Ended December 31, 2000, and 1999
             (Amounts in thousands except share data)


                                              Three Months Ended December 31,            Six Months Ended December 31,
                                             ----------------------------------       ----------------------------------
                                                  2000                1999                 2000                1999
                                             --------------      --------------       --------------      --------------
NUMERATOR:
Net earnings (loss)  - Numerator for
basic and diluted earnings (loss) per
 share - earnings available to
 common shareholders                         $          443      $       (2,411)      $          648      $       (2,324)
                                             ==============      ==============       ==============      ==============

DENOMINATOR:
Denominator for basic earnings (loss)
  per share - weighted
  average shares                                  5,761,880           5,758,734            5,761,880           5,767,055

Effect of dilutive securities -
  employee stock options                             41,159                  --               21,585                  --
                                             --------------      --------------       --------------      --------------

Denominator for diluted earnings (loss)
  per share - adjusted weighted average
  shares with assumed
  conversions                                     5,803,039           5,758,734            5,783,465           5,767,055
                                             ==============      ==============       ==============      ==============

Basic earnings (loss) per share              $         0.08      $        (0.42)      $         0.11      $        (0.40)

Diluted earnings (loss) per share            $         0.08      $        (0.42)      $         0.11      $        (0.40)



For the three and six months ended December 31, 2000, there were outstanding options to purchase 193,000 and 223,000, respectively, shares of common stock, that were not included in the computation of diluted net earnings per share as their effect would have been anti-dilutive.

For the three and six months ended December 31, 1999, there were outstanding options to purchase 366,500 shares of common stock, that were not included in the computation of diluted net earnings per share as their effect would have been anti-dilutive.

NOTE 4 - Major Customers

The Company had substantial sales to five separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have a material adverse impact on the Company's revenues and earnings. Sales by customer, representing 9% or more of the respective period's total net sales, are shown below.



                          Three months ended December 31,                             Six months ended December 31,
               ----------------------------------------------------    ----------------------------------------------------
                         2000                        1999                        2000                        1999
               ------------------------    ------------------------    ------------------------    ------------------------
(Dollars in thousands)
                Sales by                    Sales by                    Sales by                    Sales by
    Customer    Customer        %(a)        Customer        %(a)        Customer      %(a) (c)      Customer        %(a)
               ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Customer 1     $    5,809            52%   $    3,638            30%   $   11,034            51%   $    8,612            32%
Customer 2          1,042             9%        2,000            17%        1,969             9%        4,643            17%
Customer 3            (b)                       1,115             9%          (b)                       4,209            15%
Customer 4            (b)                       2,152            18%          (b)                       3,239            12%
Customer 5            975             9%        1,172            10%        2,233            10%        2,094             8%
               ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
               $    7,826            70%   $   10,077            84%   $   15,236            71%   $   22,797            83%
               ==========    ==========    ==========    ==========    ==========    ==========    ==========    ==========


(a) Percent of total sales
(b) Sales for the period were less than 9% of total sales.
(c) Total does not foot due to rounding.

Accounts receivable from these customers totaled $2,715 and $3,399 at December 31, 2000 and June 30, 2000, respectively.

NOTE 5 - Debt

On December 20, 2000, the Company replaced an existing credit agreement with $9.35 million in new financing. The new financing consists of a two year $7.0 million working capital line of credit, a $1.6 million five-year equipment term note, and a line of credit of up to $750,000 for new capital equipment financing. Interest accrues at an annual rate of prime plus 0.5%. At December 31, 2000 the effective interest rate was 10%. As of December 31, 2000, amounts outstanding under the line of credit and equipment term note were $2.2 million and $1.6 million, respectively. Borrowings under the working capital line of credit are collateralized by eligible accounts receivable and inventory, as defined in the agreement; proceeds are to be used to support ongoing operating requirements. Financial covenants associated with this facility obligate the Company to comply with specified financial ratios and tests, including minimum working capital and tangible net worth requirements, maximum leverage ratios, and minimum earnings levels. As of December 31, 2000, the Company was in compliance with all financial covenant provisions of the credit agreement.

The Company also has a term note secured by a building due June 2011 with annual interest at 8.25%. The note provides for principal and interest payable in monthly installments of $11,000. As of December 31, 2000, the outstanding amount is $900,000.

The Company's wholly owned subsidiary in Switzerland has a line of credit agreement permitting borrowings up to CHF 1.0 million, or approximately $620,000 at December 31, 2000 at an annual interest rate of 5.5%. The line of credit requires minimum annual principal payments of CHF 250,000, or $155,000, due annually on December 31; management expects this line to be renewed in the normal course of business. The agreement contains no financial covenants. As of December 31, 2000, the Company has converted borrowings under the line of credit of approximately $248,000 into various unsecured term notes with maturities from six to twelve months at interest rates ranging from 5.5% to 6.0%. The amount outstanding under the line of credit is approximately $469,000 at December 31, 2000. Availability under the line includes cash on hand, which was approximately $640,000 at December 31, 2000.

On November 9, 1999, the Company entered into a term note agreement for $2.5 million, secured by equipment, at an annual interest rate of 9.2%. The note has a five-year term that provides for principal and interest payable in monthly installments of $52,000; proceeds have been used to support working capital requirements. As of December 31, 2000 the outstanding amount is $2.05 million.

As of December 31, 2000, the composite interest rate on all outstanding debt was 9.1%.

NOTE 6 - Stockholders' Equity

On August 28, 2000, under the 1999 Omnibus Equity Incentive Plan, the Company granted to various officers and employees, stock options to purchase 130,200 shares of the Company's common stock at $2.00 per share.

NOTE 7 - Related Party Transactions

During the current quarter, the Company made a further advance on a non-interest bearing loan to the Chairperson of the Board of Directors, in the amount of $50,000. Amounts owed on this loan, which is secured by proceeds from a life insurance policy, were $350,000 and $300,000 at December 31, 2000 and June 30, 2000, respectively.

NOTE 8 - Custom Nutrition Joint Venture

In March 1999, the Company entered into a letter of intent to form a joint venture with FitnessAge Incorporated, a privately held development stage company based in San Diego, CA ("FitnessAge"). In connection therewith, on March 30, 1999 the Company purchased 300,000 shares of FitnessAge common stock for $150,000. On or about the same date, the family limited partnership of the Chief Executive Officer and the Chairperson of the Board of Directors and Secretary purchased 200,000 shares of the Common Stock of FitnessAge for $100,000.

During December 1999, the Company and FitnessAge formalized the joint venture by forming a new company named Custom Nutrition, LLC, a Delaware limited liability company ("Custom Nutrition") in which the Company has a 40% ownership. Custom Nutrition was formed for the purpose of developing, merchandising, selling and distributing customized nutritional and related products to health and fitness clubs, as well as over the internet. Under terms of a 10-year Exclusive Manufacturing Agreement, the Company is the exclusive manufacturer of all nutritional supplements for Custom Nutrition. In addition, Custom Nutrition obtained an exclusive royalty free license to FitnessAge's proprietary software technology, including their physical fitness assessments known as the FitnessAge System, as well as, software under development designed to provide customized nutritional assessments. In accordance with the Custom Nutrition LLC Operating Agreement, the Company was required to make an initial capital contribution of $100,000, which was funded during the fourth quarter of fiscal 2000. Income and losses are to be allocated and any additional capital contribution requirements of Custom Nutrition are to be made 60% to FitnessAge and 40% to the Company.

In addition, in November and December 1999, the Company loaned FitnessAge a total of $750,000 (the "Loan"). The Loan is secured by all rights, title, and interest of FitnessAge in Custom Nutrition and FitnessAge's allocable share of gross revenues which at the time could have been received by Custom Nutrition from a major customer and includes interest accruing at an annual rate of 12%. The principal together with all accrued and unpaid interest on the Loan was due November 10, 2000. The Company has the right at any time to convert all or any portion of the amount due on the Loan into the common stock of FitnessAge at a conversion price of $0.75 per share. As of December 31, 2000, the balance of the Loan, including all accrued and unpaid interest, was $830,000, and the Company's direct aggregate investment in FitnessAge was approximately $980,000. The Company is currently accounting for this investment under the cost method of accounting. (See Note 9 - Subsequent Events)

In conjunction with the Loan, the Company received a three-year Warrant (the "Warrant") to purchase up to 150,000 shares of Common Stock of FitnessAge for $0.75 per share. The Company may exercise the Warrant at any time up to and including November 1, 2002. The Company was issued two additional warrants to purchase common stock as additional consideration for providing a short-term loan to FitnessAge which was repaid prior to June 30, 2000. One warrant provides for the purchase of 80,000 shares of FitnessAge common stock for $1.25 per share and the other warrant provides for the purchase of 80,000 shares of FitnessAge common stock for $2.00 per share. The Company may exercise these two Warrants at any time up to and including June 12, 2003. As of December 31, 2000, the Company had not exercised any portion of these Warrants. The Company also obtained the right to designate one representative of the Company to be a member of FitnessAge's Board of Directors, which consists of five board members, and registration rights and certain other rights as defined by the loan documents and by an Investor Rights Agreement. If the Company converted the Loan and exercised the Warrants, the

Company would own less than five percent, on an as converted basis, of FitnessAge's common stock.

As of November 10, 2000, the Company agreed with FitnessAge to extend the maturity of the Loan (the "Extension"). Pursuant to the Extension, the Company capitalized all accrued and unpaid interest owing on the Loan and agreed to a revised payment schedule requiring payments of $150,000 in February 2001, $150,000 in March 2001, $225,000 in June 2001 and complete pay-off of any outstanding principal and accrued interest by September 2001. In consideration of the Extension, FitnessAge provided the Company with additional collateral in the form of a perpetual, irrevocable, nonexclusive, royalty-free worldwide license to FitnessAge's proprietary physical assessment software technology together with all upgrades and enhancements thereto.

The Company believes these assets have future commercial value based on the alternatives that may be available including those described below. The Company reclassified its interests in FitnessAge and Custom Nutrition under the balance sheet caption Investments in and Advances to a Related Party as of December 31, 2000. (See Note 9 - Subsequent Events)

NOTE 9 - Subsequent Events - FitnessAge Foreclosure Notice

FitnessAge was unable to meet its payment obligation on February 1, 2001 pursuant to the Extension. As a result, the Company notified FitnessAge on February 2, 2001 of its decision to accelerate the maturity of the Loan and its intention to retain the Loan collateral in satisfaction of FitnessAge's obligations. The Company is evaluating the actions it may take, including but not limited to, moving forward to commercialize the assets alone, or with others, restructuring the joint venture with FitnessAge, abandoning its investment, or other alternatives.

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

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2001 AND 2000

Net sales for the second quarter of fiscal 2001 of $11.2 million decreased approximately $900,000, or 7%, compared to net sales of $12.1 million for the second quarter of fiscal 2000. The sales decline was primarily due to the loss of two of our larger customers (NuSkin Enterprises Inc. and Bally Total Fitness) with combined sales of $3.3 million during the second quarter of fiscal 2000 and $200,000 during the same quarter in fiscal 2001. NuSkin informed the Company in December 1999 that its production needs have been transitioned to other vendors. Sales to our second largest customer in the second quarter of fiscal 2001, decreased by $1.0 million from $2.0 million for the second quarter of fiscal 2000. We believe fiscal 2000 sales were higher because this customer acquired large quantities of product to support an inventory build for a major product introduction, while fiscal 2001 sales volumes have stabilized at lower levels. The loss of these major customers were offset by an increase in sales to our largest customer coupled with sales from our direct-to-consumer natural products sold under the Dr. Cherry physicians branded label which was first introduced during the third quarter of fiscal year 2000. Sales to our largest customer of $5.8 million for the second quarter of fiscal 2001, increased by $2.2 million from $3.6 million for the same period last year, while the direct-to-consumer sales volume of the Dr. Cherry brand totaled $1.2 million during the second quarter of fiscal 2001.

Gross profit for the second quarter of fiscal 2001 increased to $2.8 million, representing 25% of net sales, an increase of $3.4 million over the loss of $522,000 for the second quarter of fiscal 2000. Direct and indirect manufacturing expenses were comparable from period to period at 26% of net sales. Material costs decreased to $5.4 million for the current period, 48% of net sales, from $9.4 million, 78% of net sales, for the same period last year. During the fourth quarter of fiscal 2000, the Company began packaging most of its finished goods internally. Prior to this independent 3rd-party packaging vendors performed all packaging of the Company's products. Savings from bringing this function in-house have been significant. Cost of outside packaging during the second quarter of fiscal 2000 were approximately $1.5 million or 12% of net sales, compared with $319,000, or 3%, for the same period of fiscal 2001. During the second quarter of fiscal 2000, the Company wrote-off inventory of $2.0 million, 17% of net sales, which included $735,000 for deposits on inventory. The analysis of inventory balances and subsequent write-off in fiscal 2000 related primarily to the loss of a major customer, a decline in market share and continuing competitive pressures, which caused the Company to re-evaluate all product lines and reduce or slow production of products with limited future value.

Selling, general and administrative expenses were as a percentage of net sales 19% and 27% for the quarters ended December 31, 2001 and 2000, respectively. In absolute dollars the expenses decreased by $1.0 million to $2.2 million as reported for the second quarter of fiscal 2001. The reduction was primarily the result of (i) the continuing benefits of the cost containment program, discussed further below, (ii) the non-recurring nature of certain costs incurred in the second quarter of fiscal 2000 associated with the start-up of our Swiss manufacturing subsidiary and (iii) training and implementation expenses associated with the installation of our integrated manufacturing and accounting computer software system in May 1999.

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other income for the quarter ended December 31, 2000 includes receipt of approximately $110,000 in settlement of the claims made against one of the defendants in the suit. See Part II - Item 1. Legal Proceedings.

SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

Net sales for the six months ended December 31, 2000 of $21.5 million decreased $5.8 million, or 21%, compared to net sales of $27.3 million for the same period of fiscal 2000. The sales decline was primarily due to the loss of two of our larger customers (NuSkin Enterprises Inc. and Bally Total Fitness) with combined sales of $7.4 million during the first six months ended December 31, 1999 and $219,000 during the same period in fiscal 2001. NuSkin informed the Company in December 1999 that its production needs have been transitioned to other vendors. Sales to our third largest customer in the first six months of fiscal 2001 decreased by $2.7 million from $4.6 million for the first six months ended December 31, 1999. Fiscal 2000 sales were higher as this customer acquired large quantities of product to support an inventory build for a major product introduction, while fiscal 2001 sales volumes have stabilized at lower levels. The loss of these major customers were offset by an increase in sales to our largest customer coupled with sales from our direct-to-consumer natural products sold under the Dr. Cherry physicians branded label which was first introduced during the third quarter of fiscal year 2000. Sales to our largest customer of $11.0 million for the first six months of fiscal 2001, increased by $2.4 million from $8.6 million for the same period last year, while the direct-to-consumer sales volume of the Dr. Cherry brand totaled $2.3 million during the first six months of fiscal 2001.

Gross profit for the first six months ended December 31, 2000 increased to $4.9 million, representing 23% of net sales, an increase of approximately $2.2 million over the gross profit of $2.7 million, or 10% of net sales, for the same period of fiscal 2000. Direct and indirect manufacturing expenses decreased by $350,000 for the first six months ended December 31, 2000, versus the same period of the previous year. This reduction is directly related to our continuing cost containment program partially offset by the internal operating costs for in-house packaging. Material costs decreased to $10.9 million for the current period, 51% of net sales, from $18.6 million, 68% of net sales, for the same period last year. During the fourth quarter of fiscal 2000, the Company began packaging most of its finished goods internally. Prior to this independent 3rd-party packaging vendors performed all packaging of the Company's products. Savings from bringing this function in-house have been significant. Cost of outside packaging during the first six months ended December 31, 1999 were approximately $3.5 million or 13% of net sales, compared with $500,000, or 2%, for the same period of fiscal 2001. During the second quarter of fiscal 2000, the Company wrote-off inventory of $2.0 million, 7% of sales, which included $735,000 for deposits on inventory. The analysis of inventory balances and subsequent write-off in fiscal 2000, related primarily to the loss of the major customers, a decline in market share and continuing competitive pressures, which caused the Company to re-evaluate all product lines and reduce or slow production of products with limited future value.

Selling, general and administrative expenses were as a percentage of net sales 18% and 22% for the first six months ended December 31, 2000 and 1999, respectively. In absolute dollars the expenses decreased by $2.2 million to $3.9 million as reported for the first six months of fiscal 2001. The reduction was primarily the result of (i) the continuing benefits of the cost containment program, discussed below, (ii) the non-recurring nature of certain costs incurred in the second quarter of fiscal 2000 associated with the start-up of our Swiss manufacturing subsidiary and (iii) training and implementation expenses associated with the installation of our integrated manufacturing and accounting computer software system in May 1999.

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other income for the six months ended December 31, 2000 includes receipt of approximately $110,000 in settlement of the claims made against one of the defendants in the suit. See Part II - Item 1. Legal Proceedings.

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

Management is committed to the restoration of net earnings by maintaining its operating cost structures with current operating levels.

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

INCOME TAXES

Our effective tax rates were benefits of 2% and 34% for the six months of fiscal 2001 and 2000, respectively. The rate for fiscal 2001 reflects the five-year tax holiday, which applies, at the Swiss federal level, a zero tax rate to pretax earnings of our Swiss subsidiary, which was profitable in fiscal 2001. Earnings of our Swiss subsidiary are taxed at the local level. The effective Swiss tax rate is approximately 4% and resulted in $31,000 of tax expense for the six months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through cash flow from operations, its working capital credit facility and equipment financing arrangements.

At December 31, 2000, the Company has cash of approximately $987,000, versus $815,000 at June 30, 2000. Net cash provided by operations during the first six months of fiscal 2001 amounted to $1.5 million, which was used primarily to fund our investing activities including the acquisition of capital equipment and to reduce outstanding debt.

Capital expenditures for the first six months ended December 31, 2000 amounted to $380,000. These expenditures relate primarily to the acquisition of production equipment in both our U.S. and Swiss manufacturing facilities.

During the first six months of fiscal 2001, the Company's consolidated outstanding debt decreased approximately $1 million to $7.4 million from approximately $8.4 million at June 30, 2000. The net decrease reflects borrowings of $1.4 million offset by payments of $2.3 million. These amounts reflect normal borrowing activity and exclude the $3.8 million associated with the establishment our new financing, the initial proceeds, from which, were used to extinguish existing debt. See Note 5 to the Unaudited Financial Statements. The composite interest rate on all outstanding debt at December 31, 2000 was approximately 9.1%.

The Company has access to approximately $8.4 million of funds from existing working capital credit facilities to support future operating requirements, net of borrowings outstanding under these facilities as of December 31, 2000 of approximately $2.9 million. The working capital line of credit facilities are subject to eligibility requirements for current accounts receivable and inventory balances. As of December 31, 2000 total excess borrowing capacity based on eligible working capital balances was approximately $2.3 million. One or more of the Company's loan agreements contain a number of covenants that restrict the operations of the Company. Such restrictions include requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, debt coverage ratios, and minimum net income. As of December 31, 2000, the Company was in compliance with all restrictive covenants of these agreements.

The Company believes its available cash and existing credit facilities should be sufficient to fund near-term operating activities. However, the Company's ability to fund future operations and meet capital requirements will depend on many factors, including but not limited to: the ability to seek additional capital; the effectiveness of the Company's diversified growth strategy, cost containment program, vertical integration of packaging operations, the expansion of Swiss manufacturing operations, and the ability to establish additional customers or changes to existing customer's business.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information included in this Report, the following factors should be considered in evaluating the Company's business and future prospects. The Company's business and results of operations could be seriously harmed by any of the following risks. In addition, the market price of our common stock could decline due to many factors, including but not limited to, any of these risks.

DECLINING SALES, INDETERMINATE PROFITS

The net earnings and net sales for the first six months of fiscal 2001 were $648,000 and $21.5 million, respectively, as compared with a loss of $2.3 million and sales of $27.3 million for the same period of fiscal 2000. The Company implemented a cost containment program and a return to profitability program in the prior fiscal year in an effort to reduce expenses to be consistent with current operating levels. The Company is experiencing continued difficulty in maintaining expenses consistent with operating levels and there can be no assurance it will be able to do so in the future. The Company cannot predict with any assurance whether the Company will be able to achieve profitability in future periods. In addition the Company expects operating results will fluctuate from period to period as a result of differences in when it incurs expenses and recognizes revenues from product sales. Some of these fluctuations may be significant.

RESULTS OF INVESTMENT IN JOINT VENTURE

In fiscal 2000 the Company loaned approximately $750,000 to a joint venture partner. The debt became due and payable and was extended and restructured in the second fiscal quarter of 2001. In the third fiscal quarter of 2001 the borrower was not able to meet its obligations under the restructured debt. As a result the Company has begun execution upon its security arrangements and intends to acquire legal title to all Loan collateral as soon as possible. The Company is evaluating the actions it may take, including but not limited to, moving forward to commercialize the assets in future joint ventures or by sub-licenses to third parties. At the present time the Company has not completed this evaluation and has continuing discussions ongoing with its former partner. If the Company abandons its investment or is unable to salvage a reasonable business opportunity from its investment it will likely have a material adverse impact upon its operations and financial condition.

RELIANCE ON LIMITED NUMBER OF CUSTOMERS FOR MAJORITY OF REVENUE

For the first six months of fiscal 2001, the Company had three major customers, which together accounted for approximately 71% of the Company's net sales. The loss of any of these major customers, or any substantial reduction of their purchases from the Company, would have a material adverse impact on the business, operations and financial condition of the Company.

RESTRICTIVE FINANCING COVENANTS.

One or more of the Company's loan agreements contain a number of covenants that restrict the operations of the Company. Such restrictions include requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, debt coverage ratios, minimum net income and minimum Earnings before Interest, Depreciation and Amortization ("EBITDA") to cash interest expense ratios. The Company was not in compliance with certain of these ratios at June 30, 2000, which the lender has agreed to waive through June 30, 2000. As of December 31, 2000, the Company was in compliance with all financial covenant provisions of its various credit agreements, but there can be no assurance the Company will be able to maintain compliance with such requirements in the present or future periods. The Company's ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the various loan agreements that would permit the lenders to declare all amounts outstanding there under to be immediately due and payable, together with accrued and unpaid interest, and to terminate their commitments to make further extensions of credit. Any such action could have a material adverse impact upon the business operations and financial condition of the Company.

DECLINE IN STOCK PRICE

The Company's stock price has experienced significant volatility at times during the past few years and is currently at or near historic lows. In view of the Company's difficulty in maintaining profitability there can be no assurance that the stock price will not continue to languish at the current level or decline further. Current market conditions in the vitamin and nutritional supplement industry including increased price competition, consolidation, oversupply of vitamin and supplement products, operating results of competitors, adverse publicity and other factors such as operating results lower than the expectations of analysts and investors, may have a continuing adverse affect on the price of the Company's stock.

LAWSUIT BY FORMER PRESIDENT, DIRECTOR AND CHIEF FINANCIAL OFFICER

The Company is a party to a lawsuit filed by its former President, Director and Chief Financial Officer, William P. Spencer. The Company terminated Mr. Spencer for cause in January 1999. The lawsuit includes various claims, and alleges damages in excess of six million dollars. The Company has responded to the lawsuit and has denied it has any liability associated with the claim. Management believes the claims against the Company are without merit. The Company filed a cross-complaint in the lawsuit against Mr. Spencer and Imagenetix, Inc., a corporation in which Mr. Spencer is currently a director, principal shareholder and chief executive, and three other individuals, two of whom are former employees of the Company and the other a former consultant to the Company. Both the Company's and the other parties' complaints have been amended, and additional parties have been added. Management believes the Company will not be found liable on any claim, and will prevail in its cross-complaint against each cross-defendant. The Company has expended considerable sums to date in connection with the ongoing litigation and anticipates continuing expenses in connection with the litigation to be significant in the present and future periods. In the event the Company obtains a judgment in its favor there can be no assurance the Company will be able to collect all or any portion thereof. In the event a judgment is obtained against the Company in the amount of the damages alleged in the lawsuit or any significant portion thereof, it would have a material adverse impact upon the financial condition of the Company.

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

EFFECT OF ADVERSE PUBLICITY

The Company's products consist primarily of dietary supplements (vitamins, minerals, herbs and other ingredients). The Company regards these products as safe when taken as suggested by the Company. In addition, various scientific studies have suggested the ingredients in some of the Company's products may involve health benefits. The Company believes the growth in the dietary supplements business of the last several years may, in part, be based on significant media attention and various scientific research that has suggested there may be potential health benefits from the consumption of certain vitamin products. The Company is indirectly dependent upon its customers' perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies who may not adhere to the same quality standards as the Company. The business, operations, and financial condition of the Company could be adversely affected if any of the Company's products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers, or should scientific studies provide unfavorable findings regarding the effect of products similar to those produced by the Company.

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

DISTRIBUTION AND MANAGEMENT OF OPERATIONS

In fiscal 1999, the Company leased and commenced operating three additional facilities. Two of these are adjacent facilities comprising 74,000 square feet in Vista, California used as a receiving, warehousing, weighing, blending, finished goods packaging, and distribution facility. The third new facility is an 18,000 square foot manufacturing facility in Lugano, Switzerland. All of these facilities were completed and became fully operational during fiscal 2000. During fiscal 1999, the Company also implemented an entirely new software system to manage its materials, manufacturing and accounting operations, and use of this system has continued to be refined in fiscal 2001. While the Company believes new facilities and operating systems will increase the Company's manufacturing and distribution capabilities, there can be no assurance they will result in improved sales, profit margins or earnings. A significant, unexpected disruption of these systems and facilities could have a material adverse effect on the Company's results of operations.

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

CONCENTRATION OF OWNERSHIP; CERTAIN ANTI-TAKEOVER CONSIDERATIONS

The Company's directors and executive officers beneficially own in excess of 24.9% of the outstanding Common Stock as of December 31, 2000. Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies, and business operations of the Company. The Company's Board of Directors has the authority to approve the issuance of 500,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company's shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Certain provisions of Delaware law, as well as the issuance of preferred stock, and other "anti-takeover" provisions in the Company's Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy contest, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company's shareholders, and may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from adverse changes in interest rates, and foreign exchange rates affecting the return on our investments and the cost of our debt. The Company does not use derivative financial instruments to reduce the impact of changes in interest or foreign exchange rates.

At December 31, 2000, the Company's cash equivalents consisted of financial instruments with original maturities of three months or less.

The Company's debt as of December 31, 2000 totaled $7.4 million and was comprised of fixed rate loans of $3.6 million and variable rate loans of $3.8 million. The average composite interest rates at December 31, 2000 for fixed rate and variable rate loans were 8.1% and 10%, respectively.

The Company's wholly owned Swiss subsidiary has a line of credit denominated in Swiss Francs. The balance of borrowing under the line was CHF 1.2 million at December 31, 2000 ($717,000). The interest rate applied to the line is fixed, but the Company is exposed to movements in the exchange rate between the Swiss Franc and the U.S. Dollar. On December 31, 2000, the Swiss Franc closed at 1.61 to 1 U.S. dollar. The same rate was 1.64 Swiss Francs to 1 U.S. dollar at June 30, 2000. Foreign exchange loss for the first six months of fiscal 2001 was $65,000.

An immediate adverse change of one hundred basis points in interest rates would increase interest expense on an annual basis by $38,000. A 10% adverse change to the Swiss Franc exchange rate would decrease earnings by $80,000.

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

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies have filed a number of similar lawsuits against some or all of the same manufacturers. The Company's lawsuit has been consolidated with some of the others and is captioned In re: Vitamin Antitrust Litigation, and is pending in U.S. District Court in Washington D.C. One or more consumer class actions have also been filed against some or all of the same defendants, and at least one of these is presently in a settlement process. The Company brought its own action to insure it understood what actually occurred. To date the Company has received $110,000 in settlement payments from certain defendants. There can be no assurance the remaining claims will be resolved, or, if they are, that it will result in a material benefit to the Company.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The following exhibits are filed herewith:

10.1 Second Amendment to Loan Agreement dated as of November 10, 2000, by and between FitnessAge Incorporated and Natural Alternatives International, Inc.

10.2 Software License Agreement dated as of November 10, 2000, by and between FitnessAge Incorporated and Natural Alternatives International, Inc.

10.3 Security Agreement dated as of November 10, 2000 between Natural Alternatives International, Inc. and FitnessAge Incorporated.

10.4 Source Code Escrow Agreement dated as of November 10, 2000 by and among Natural Alternatives International, Inc., FitnessAge Incorporated and The Chicago Trust Company of California as Escrow Agent.

10.5 Executive Employment dated as of November 15, 2000 between Natural Alternatives International, Inc. and Mark A. LeDoux.

10.6 Executive Employment dated as of November 15, 2000 between Natural Alternatives International, Inc. and Peter C. Wulff.

10.7 Executive Employment dated as of November 15, 2000 between Natural Alternatives International, Inc. and David A. Lough.

10.8 Executive Employment dated as of November 15, 2000 between Natural Alternatives International, Inc. and Douglas E. Flaker.

10.9 Executive Employment dated as of November 15, 2000 between Natural Alternatives International, Inc. and John A. Wise.

10.10 Amended and Restated Executive Employment dated as of October 9, 2000 between Natural Alternatives International, Inc. and Robert K. Clausen.


(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATURAL ALTERNATIVES INTERNATIONAL, INC.





 /s/ Peter C. Wulff                 Date:   February 14, 2001
-----------------------------

Peter C. Wulff
Chief Financial Officer
and Treasurer