Form 10-Q
period 2001-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2001-05-15
CIK 787253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

Yes [X] No [ ]

                                    5,777,289

        (Number of shares of common stock of the registrant outstanding, net of treasury shares held, as of May 14, 2001

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I -- FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          March 31     June 30
(Amounts in thousands except share data)                                    2001        2000
                                                                          -------      -------
                                                                        (unaudited)   (audited)
Current Assets:

     Cash and cash equivalents                                            $   485      $   815
     Accounts receivable - less allowance for doubtful
          accounts of $495 at March 31, 2000 and
          $330 at June 30, 2000                                             3,735        4,097
     Inventories (Note 2)                                                   6,643        7,627
     Income tax refund receivable                                              --        1,500
     Deferred income taxes                                                  1,467        1,467
     Related parties notes receivable - current portion (Note 7)               12          815
     Prepaid expenses                                                         767          635
     Deposits                                                                 506          390
     Other current assets                                                     168          110
                                                                          -------      -------

            Total Current Assets                                           13,783       17,456
                                                                          -------      -------

Property and equipment, net                                                14,100       15,037
                                                                          -------      -------

Other Assets:

     Deferred income taxes                                                  1,935        1,592
     Investments                                                               44          232
     Related parties notes receivable, less current portion (Note 7)          530          444
     Investment in intangible assets acquired (Notes 8 and 9)               1,217           --
     Other noncurrent assets, net                                             114          114
                                                                          -------      -------

            Total Other Assets                                              3,840        2,382
                                                                          -------      -------

TOTAL ASSETS                                                              $31,723      $34,875
                                                                          =======      =======



            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I -- FINANCIAL INFORMATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             March 31       June 30
(Amounts in thousands except share data)                       2001           2000
                                                             --------       --------
                                                           (unaudited)      (audited)
Current Liabilities:
      Accounts payable                                       $  3,991       $  4,422
      Lines of credit and notes payable (Note 5)                  771          4,544
      Current installments of long-term debt (Note 5)             845            490
      Income taxes payable                                         43             --
      Accrual for loss on lease obligation                         --             50
      Accrued compensation and employee benefits                  425            355
                                                             --------       --------

             Total Current Liabilities                          6,075          9,861

Deferred income taxes                                             766            766
Long-term debt, less current installments (Note 5)              3,739          3,345
Long-term pension liability                                       223            417
                                                             --------       --------

             Total Liabilities                                 10,803         14,389
                                                             --------       --------

Stockholders' Equity (Note 6):
      Preferred stock; $.01 par value; 500,000 shares
        authorized; none issued or outstanding                     --             --
      Common stock; $.01 par value; 8,000,000 shares
        authorized, issued and outstanding 6,039,789 at
        March 31, 2001 and 6,024,380 at June 30, 2000              60             60
      Additional paid-in capital                               11,292         11,272
      Retained earnings                                        10,912         10,498
      Treasury stock, at cost, 262,500 shares                  (1,283)        (1,283)
      Accumulated other comprehensive loss                        (61)           (61)
                                                             --------       --------

             Total Stockholders' Equity                        20,920         20,486
                                                             --------       --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 31,723       $ 34,875
                                                             ========       ========


            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                     Three months ended                    Nine months ended
(Dollars in thousands except  share data)                 March 31                             March 31
                                                 -----------------------------       -----------------------------
                                                    2001              2000              2001              2000
                                                 -----------       -----------       -----------       -----------
Net sales                                        $    10,341       $     9,538       $    31,804       $    36,866
                                                 -----------       -----------       -----------       -----------

Cost of goods sold                                     8,051             8,942            24,658            31,912
Inventory write-off                                       --                --                --             2,000
                                                 -----------       -----------       -----------       -----------
Total cost of goods sold                               8,051             8,942            24,658            33,912
                                                 -----------       -----------       -----------       -----------

 GROSS PROFIT                                          2,290               596             7,146             2,954

Selling, general &
  administrative expenses                              2,864             2,102             6,771             7,224

Loss on abandonment of leased facility                    --             1,039                --             1,662
                                                 -----------       -----------       -----------       -----------

 INCOME (LOSS) FROM OPERATIONS                          (574)           (2,545)              375            (5,932)
                                                 -----------       -----------       -----------       -----------

Other income (expense):
  Interest income                                         10                48                78                94
  Interest expense                                      (192)             (113)             (575)             (218)
  Equity in loss of unconsolidated joint
    venture                                               --                --               (38)               --
  Foreign exchange gain (loss)                            47                --               (18)               --
  Other, net                                             188               (74)              292              (131)
                                                 -----------       -----------       -----------       -----------

                                                          53              (139)             (261)             (255)
                                                 -----------       -----------       -----------       -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                     (521)           (2,684)              114            (6,187)

Income tax benefit                                      (287)             (921)             (300)           (2,100)
                                                 -----------       -----------       -----------       -----------

NET EARNINGS (LOSS) AND COMPREHENSIVE
    INCOME (LOSS)                                ($      234)      ($    1,763)      $       414       ($    4,087)
                                                 ===========       ===========       ===========       ===========



NET EARNINGS (LOSS) PER COMMON SHARE:

   Basic                                         $     (0.04)      $     (0.31)      $      0.07       $     (0.71)
                                                 ===========       ===========       ===========       ===========

   Diluted                                       $     (0.04)      $     (0.31)      $      0.07       $     (0.71)
                                                 ===========       ===========       ===========       ===========


Weighted average common shares outstanding:
Basic shares                                       5,777,289         5,739,875         5,767,016         5,758,061
Diluted shares                                     5,777,289         5,739,875         5,805,784         5,758,061



                  See accompanying notes to unaudited financial statements

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I -- FINANCIAL INFORMATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine months ended
                                                                                    March 31
                                                                              ---------------------
(Dollars in thousands)                                                         2001          2000
                                                                              -------       -------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
    Net earnings (loss)                                                       $   414       ($4,087)

    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
      Bad debt provision                                                          220           240
      Write-off of inventory                                                       --         2,000
      Write-off of notes receivable and accrued interest                           --            72
      Depreciation and amortization                                             1,869         1,401
      Provision for deferred income taxes                                        (343)         (150)
      Pension expense, net of contributions                                      (194)           --
      Loss on disposal of assets                                                    4            --
      Loss on unconsolidated joint venture                                         38            --
      Accrued interest - notes receivable                                         (50)          (42)
      Other                                                                        --            46
      Foreign exchange gains - notes payable                                      (65)           --
    Changes in operating assets and liabilities:
      (Increase) decrease in:
      Accounts receivable                                                          35         3,099
      Inventories                                                                 984           334
      Tax refund receivable                                                     1,500        (1,288)
      Prepaid expenses                                                           (132)          (74)
      Deposits                                                                   (116)         (665)
      Other current assets                                                       (122)        1,022
      Accounts payable                                                           (460)       (2,226)
      Income taxes payable                                                         43            --
      Accrued compensation and employee benefits                                   70          (203)
      Accrual for loss on lease obligation                                        (50)          600
                                                                              -------       -------


    Net Cash Provided by Operating Activities                                 $ 3,645       $    79
                                                                              -------       -------



                                                                     (continued)

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART 1 -- FINANCIAL INFORMATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                               Nine months ended
                                                                   March 31
                                                             -----------------------
                                                               2001           2000
                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     $   (936)      $ (3,776)
    Repayment of notes receivable                                  12             31
    Issuance of notes receivable                                 (100)          (808)
    Other assets                                                  (12)          (100)
                                                             --------       --------
    Net Cash Used in Investing Activities                      (1,036)        (4,653)
                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on lines of credit and notes payable            13,736          4,849
    Payments on lines of credit and notes payable             (16,695)          (171)
    Issuance of common stock                                       20             --
    Treasury stock acquisitions                                    --           (167)
                                                             --------       --------

    Net Cash (Used in) Provided by Financing Activities
                                                               (2,939)         4,511
                                                             --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents             (330)           (63)

Cash and Cash Equivalents at Beginning of Period                  815          1,063
                                                             --------       --------

Cash and Cash Equivalents at End of Period                   $    485       $  1,000
                                                             ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                               $    681       $    203
                                                             ========       ========

    Cash paid (received) during the period for:
      Income taxes                                           ($ 1,500)      $      0
                                                             ========       ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
    Related parties notes receivable                         $    855       $      0
    Investments                                                   150             --
    Accounts receivable                                           107             --
    Other current assets                                           64             --
    Accounts payable                                              (29)            --
                                                             --------       --------
                                                             $  1,147       $      0
                                                             ========       ========



            See accompanying notes to unaudited financial statements.

                    NATURAL ALTERNATIVES INTERNATIONAL, INC.
                         PART I -- FINANCIAL INFORMATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -- Interim Financial Information

The unaudited consolidated financial statements of Natural Alternatives International, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles and with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial information as of and for the three and nine months ended March 31, 2001 and 2000.

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results may differ from such estimates. The consolidated results of operations for the interim periods ended March 31, 2001 and 2000 are not necessarily indicative of the consolidated operating results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - Inventories

Inventories are comprised of the following:

                           March 31           June 30
(Dollars in thousands)       2001              2000
                            ------            ------
Raw materials               $2,888            $4,187
Work in progress             1,221             2,409
Finished goods               2,534             1,031
                            ------            ------
                            $6,643            $7,627
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

(Amounts in thousands except share data)        Three Months Ended March 31            Nine Months Ended March 31
                                               -----------------------------         ------------------------------
                                                 2001                2000               2001               2000
                                               ----------         ----------         -----------        -----------
NUMERATOR:
Net earnings (loss)  - Numerator for
  basic and diluted earnings (loss) per
  share - earnings available to
  common shareholders                          $     (234)        $   (1,763)        $       414        $    (4,087)
                                               ==========         ==========         ===========        ===========

DENOMINATOR:
Denominator for basic earnings (loss)
  per share - weighted average shares           5,777,289          5,739,875           5,767,016          5,758,061

Effect of dilutive securities -
  employee stock options                               --                 --              38,768                 --
                                               ----------         ----------         -----------        -----------

Denominator for diluted earnings (loss)
  per share - adjusted weighted average
  shares with assumed conversions               5,777,289          5,739,875           5,805,784          5,758,061
                                               ==========         ==========         ===========        ===========

Basic earnings (loss) per share                $    (0.04)        $    (0.31)        $      0.07        $     (0.71)

Diluted earnings (loss) per share              $    (0.04)        $    (0.31)        $      0.07        $     (0.71)

For the three months ended March 31, 2001, there were outstanding options to purchase 215,000 shares of common stock, that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

For the three and nine months ended March 31, 2000, there were outstanding options to purchase 313,000 shares of common stock, that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 4 -- Major Customers

The Company had substantial sales to five separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have a material adverse impact on the Company's revenues and earnings. Sales by customer, representing 8% or more of the respective period's total net sales, are shown below.

                               Three months ended March 31                                 Nine months ended March 31
                  ----------------------------------------------------        ----------------------------------------------------
                           2001                          2000                         2001                           2000
                  ----------------------       -----------------------        ----------------------        ----------------------
(Dollars in
thousands)
                  Sales by                     Sales by                      Sales by                      Sales by
Customer          Customer        %(a)         Customer         %(a)         Customer          %(a)        Customer          %(a)
--------          -------        -------        -------        -------        -------        -------        -------        -------
Customer 1        $ 5,110             49%       $ 6,365             67%       $16,144             51%       $14,981             41%
Customer 2          1,342             13%         1,321             14%         3,311             10%         5,963             16%
Customer 3            (b)                           (b)                           (b)                         4,256             12%
Customer 4            (b)                           (b)                           (b)                         3,747             10%
Customer 5            982             10%           870              9%         3,215             10%         2,964              8%
                  -------        -------        -------        -------        -------        -------        -------        -------
                  $ 7,434             72%       $ 8,556             90%       $22,670             71%       $31,911             87%
                  =======        =======        =======        =======        =======        =======        =======        =======

(a) Percent of total sales
(b) Sales for the period were less than 8% of total sales.

Accounts receivable from these customers totaled $2.8 million and $3.4 million at March 31, 2001 and June 30, 2000, respectively.

NOTE 5 -- Debt

On December 20, 2000, the Company replaced an existing credit agreement with $9.35 million in new financing. The new financing consists of a two year $7.0 million working capital line of credit, a $1.6 million five-year equipment term note, and a line of credit of up to $750,000 for new capital equipment financing. Interest accrues at an annual rate of prime plus 0.5%. At March 31, 2001 the effective interest rate was 8.5%. As of March 31, 2001, amounts outstanding under the working capital line of credit and equipment term note were $401,000 and $1.52 million, respectively. Borrowings under the working capital line of credit are collateralized by eligible accounts receivable and inventory, as defined in the agreement; proceeds are to be used to support ongoing operating requirements. Financial covenants associated with this facility obligate the Company to comply with specified financial ratios and tests, including minimum working capital and tangible net worth requirements, maximum leverage ratios, and minimum earnings levels. As of March 31, 2001, the Company was in compliance with all financial covenant provisions of the credit agreement.

The Company also has a term note secured by a building due June 2011 with annual interest at 8.25%. The note provides for principal and interest payable in monthly installments of $11,000. As of March 31, 2001, the outstanding amount is $886,000.

The Company's wholly owned subsidiary in Switzerland has a line of credit agreement permitting borrowings up to CHF 1.0 million, or approximately $592,000 at March 31, 2001 at an annual interest rate of 5.5%. The line of credit requires minimum annual principal payments of CHF 250,000, or $148,000, due annually on December 31; management expects this line to be renewed in the normal course of business. The agreement contains no financial covenants. As of March 31, 2001, the Company has converted borrowings under the line of credit of approximately $237,000 into various unsecured term notes with maturities from six to twelve months at interest rates ranging from 5.5% to 6.0%. The amount outstanding under the line of credit is approximately $370,000 at March 31, 2001. Availability under the line includes cash on hand, which was approximately $167,000 at March 31, 2001.

On November 9, 1999, the Company entered into a term note agreement for $2.5 million, secured by equipment, at an annual interest rate of 9.2%. The note has a five-year term that provides for principal and interest payable in monthly installments of $52,000; proceeds have been used to support working capital requirements. As of March 31, 2001 the outstanding amount is $1.94 million.

As of March 31, 2001, the composite interest rate on all outstanding debt was 8.3%.

NOTE 6 -- Stockholders' Equity

During the nine months ended March 31, 2001, under the 1999 Omnibus Equity Incentive Plan, the Company granted to various directors, officers and employees, stock options to purchase shares, at fair market value, of the Company's common stock as follows:

                        No. of        Exercise
     Date              options         Price
     ----              -------         -----
August 28, 2000        167,000        $   2.00
January 8, 2001         20,000        $   2.44
March 1, 2001           30,000        $   2.69
                       -------
 Total Granted         217,000
                       =======

NOTE 7 -- Related Party Transactions / Notes Receivable

During the second fiscal quarter, ended December 31, 2000, the Company made a further advance on a non-interest bearing loan to the Chairperson of the Board of Directors, in the amount of $50,000. Amounts owed on this loan, which is secured by proceeds from a life insurance policy, were $350,000 and $300,000 at March 31, 2001 and June 30, 2000, respectively.

On February 6, 2001, the Company made a 12% convertible interest-bearing loan to a consulting organization Pulse Information Network, LLC ("PIN") of $50,000. The principal, and all accrued interest, is payable on or before February 5, 2004. The Company can convert the note at anytime into equity of PIN.

NOTE 8 -- Custom Nutrition Joint Venture

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

During December 1999, the Company and FitnessAge formalized the joint venture by forming a new company named Custom Nutrition, LLC, a Delaware limited liability company ("Custom Nutrition") in which the Company at formation had a 40% ownership. Custom Nutrition was formed for the purpose of developing, merchandising, selling and distributing customized nutritional and related products to health and fitness clubs, as well as over the Internet. Under terms of a 10-year Exclusive Manufacturing Agreement, the Company is the exclusive manufacturer of all nutritional supplements for Custom Nutrition. In addition, Custom Nutrition obtained an exclusive royalty free license to FitnessAge's proprietary software technology, including their physical fitness assessments known as the FitnessAge System, as well as, software under development designed to provide customized nutritional assessments. In accordance with the Custom Nutrition LLC Operating Agreement, the Company was required to make an initial capital contribution of $100,000, which was funded during the fourth quarter of fiscal 2000. Income and losses were to be allocated and any additional capital contribution requirements of Custom Nutrition were to be made 60% to FitnessAge and 40% to the Company.

In addition, in November and December 1999, the Company loaned FitnessAge a total of $750,000 (the "Loan"). The Loan was secured by all rights, title, and interest of FitnessAge in Custom Nutrition and FitnessAge's allocable share of gross revenues which at the time could have been received by Custom Nutrition from a major customer and included interest accruing at an annual rate of 12%. The principal together with all accrued and unpaid interest on the Loan was due November 10, 2000. The Company had the right at any time to convert all or any portion of the amount due on the Loan into the common stock of FitnessAge at a conversion price of $0.75 per share. (See Note 9)

In conjunction with the Loan, the Company received a three-year Warrant (the "Warrant") to purchase up to 150,000 shares of Common Stock of FitnessAge for $0.75 per share. The Company may exercise the

Warrant at any time up to and including November 1, 2002. The Company was issued two additional warrants to purchase common stock as additional consideration for providing a short-term loan to FitnessAge which was repaid prior to June 30, 2000. One warrant provides for the purchase of 80,000 shares of FitnessAge common stock for $1.25 per share and the other warrant provides for the purchase of 80,000 shares of FitnessAge common stock for $2.00 per share. The Company may exercise these two Warrants at any time up to and including June 12, 2003. As of March 31, 2001, the Company had not exercised any portion of these Warrants. The Company also obtained the right to designate one representative of the Company to be a member of FitnessAge's Board of Directors, which consists of five board members, and registration rights and certain other rights as defined by the loan documents and by an Investor Rights Agreement. As of March 31, 2001, the Company waived its rights to board representation.

As of November 10, 2000, the Company agreed with FitnessAge to extend the maturity of the Loan (the "Extension"). Pursuant to the Extension, the Company combined all accrued and unpaid interest on the Loan into a revised payment schedule requiring payments of $150,000 in February 2001, $150,000 in March 2001, $225,000 in June 2001 and complete pay-off of any outstanding principal and accrued interest by September 2001. In consideration of the Extension, FitnessAge provided the Company with additional collateral in the form of a perpetual, irrevocable, nonexclusive, royalty-free worldwide license to FitnessAge's proprietary physical assessment software technology.

The Company believes these assets have future commercial value based on the alternatives that may be available including those described below. The Company reclassified its interests in FitnessAge and Custom Nutrition to Investment in Intangible Assets Acquired as of March 31, 2001. (See Note 9)

NOTE 9 -- FitnessAge Loan Default and Retention of Collateralized Assets

FitnessAge did not meet its loan payment obligation on February 1, 2001 pursuant to the Extension discussed in Note 8. As a result, the Company notified FitnessAge on February 2, 2001 of its decision to accelerate the maturity of the Loan and its intention to retain the Loan collateral in satisfaction of FitnessAge's obligations. As of February 23, 2001, the Company perfected its interest in the collateralized assets, as defined per the escrow agreement and the Uniform Commercial Code, and took full ownership and possession of Custom Nutrition LLC and the perpetual, irrevocable, nonexclusive, royalty-free worldwide license to FitnessAge's proprietary physical assessment software technology. The Company retains its equity interest in FitnessAge by its ownership of common stock and warrants as described in Note 8. The Company is evaluating the actions it may take, including but not limited to, moving forward to commercialize the assets alone, or with others, restructuring the joint venture with FitnessAge, abandoning its investment, or other alternatives.

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

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2001 AND 2000

Net sales for the third quarter of fiscal 2001 of $10.3 million increased approximately $800,000, or 8%, compared to net sales of $9.5 million for the third quarter of fiscal 2000. This increase reflects additional sales from our direct-to-consumer product line and our smaller customers partially offset by net decrease of sales from our five largest customers. Sales to our five largest customers totaled $9.1 million in the third quarter of fiscal 2000, while sales to the same group was only $7.5 million in the current year a decrease of $1.6 million. Sales to our largest customer decreased by $1.3 million reflecting stabilization in inventory levels built-up during fiscal 2000. The remaining decline in sales is due to the loss of certain customers in fiscal 2000. The decline in sales of these major customers were offset by an increase in sales from our direct-to-consumer natural products, sold under the Dr. Cherry physicians branded label, which was first introduced during the third quarter of fiscal year 2000. Sales from the direct-to-consumer product totaled $1.7 million during the third quarter of fiscal 2001 as compared to $66,000 for the same period in fiscal 2000.

Gross profit for the third quarter of fiscal 2001 increased to $2.3 million, representing 22% of net sales, an increase of $1.7 million over the $596,000, 6% of sales, for the third quarter of fiscal 2000. Direct and indirect manufacturing expenses decreased from period to period by $640,000 to 21% versus 27% of net sales for fiscal 2001 and fiscal 2000, respectively. Material costs, including outside packaging costs, decreased to $6.0 million for the current period, 58% of net sales, from $6.2 million, 65% of net sales, for the same period last year. During the fourth quarter of fiscal 2000, the Company began packaging most of its finished goods internally. Prior to this conversion in the fourth quarter of fiscal 2000, independent 3rd-party vendors packaged all of the Company's products. Savings from bringing this function in-house have been significant. Cost of outside packaging during the third quarter of fiscal 2000 were approximately $1.2 million or 13% of net sales, compared with $180,000, or 2%, for the same period of fiscal 2001. The favorable impact on gross margin achieved through bringing packaging operations in-house, were augmented by the reduction of direct and indirect manufacturing expenses achieved primarily as a result of the cost containment program (discussed below), partially offset by the internal operating costs for in-house packaging.

Selling, general and administrative expenses, excluding the loss on abandonment of leased facility, were as a percentage of net sales 28% and 22% for the quarters ended March 31, 2001 and 2000, respectively. In absolute dollars the expenses increased by $762,000 to $2.9 million for the third quarter of fiscal 2001. The noted increase over the prior year was primarily the result of increased litigation expense ($236,000), bad debt expense ($240,000) and additional advertising and fulfillment expenses ($358,000) associated with our direct-to-consumer product sales. Litigation expense for the current quarter is net of $184,000 of insurance proceeds received in March 2001. These increases were partially offset by the non-recurring nature of certain costs incurred in the third quarter of fiscal 2000 associated with the start-up of our Swiss manufacturing subsidiary. During the third quarter of fiscal 2000, the Company increased the reserve, for the loss on abandonment of the leased facility, by $600,000, to a total of $3.0 million at March 31, 2000.

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other income for the quarter ended March 31, 2001 includes receipt of approximately $188,000 in settlement of the claims made against one of the defendants in the suit. See Part II -- Item 1. Legal Proceedings.

NINE MONTHS ENDED MARCH 31, 2001 AND 2000

Net sales for the nine months ended March 31, 2001 of $31.8 million decreased $5.1 million, or 14%, compared to net sales of $36.9 million for the same period of fiscal 2000. The sales decline was primarily due to the loss of two of our larger customers (NuSkin Enterprises Inc. and Bally Total Fitness) with combined sales of $8.0 million during the first nine months ended March 31, 2000 and $238,000 during the same period in fiscal 2001. NuSkin informed the Company in December 1999 that its production needs have been transitioned to other vendors. Sales to our second largest customer in the first nine months of fiscal 2001 decreased by $2.7 million from $6.0 million for the first nine months ended March 31, 2000. Fiscal 2000 sales were higher as this customer acquired large quantities of product to support an inventory build for a major product introduction, while fiscal 2001 sales volumes have stabilized at lower levels. The loss of these major customers were offset by an increase in sales to our largest customer coupled with sales from our direct-to-consumer natural products sold under the Dr. Cherry physicians branded label which was first introduced during the third quarter of fiscal year 2000. Sales to our largest customer of $16.1 million for the first nine months of fiscal 2001, increased by $1.1 million from $15.0 million for the same period last year, while the direct-to-consumer sales volume of the Dr. Cherry brand totaled $4.0 million during the first nine months of fiscal 2001, an increase of $3.9 million.

Gross profit for the first nine months ended March 31, 2001 increased to $7.1 million, representing 22% of net sales, an increase of approximately $4.2 million over the gross profit of $3.0 million, or 8% of net sales, for the same period of fiscal 2000. Direct and indirect manufacturing expenses decreased by $820,000 for the first nine months ended March 31, 2001, versus the same period of the previous year. This reduction is directly related to our continuing cost containment program partially offset by the internal operating costs for in-house packaging. Material costs, including outside packaging costs, decreased to $16.8 million for the current period, 53% of net sales, from $23.2 million, 63% of net sales, for the same period last year. During the fourth quarter of fiscal 2000, the Company began packaging most of its finished goods internally. Prior to this independent 3rd-party vendors performed all packaging of the Company's products. Savings from bringing this function in-house have been significant. Cost of outside packaging during the first nine months ended March 31, 2000 were approximately $4.6 million or 14% of net sales, compared with $600,000, or 2%, for the same period of fiscal 2001. During the second quarter of fiscal 2000, the Company wrote-off inventory of $2.0 million, 5% of sales, which included $735,000 for deposits on inventory. The analysis of inventory balances and subsequent write-off in fiscal 2000, related primarily to the loss of the major customers, a decline in market share and continuing competitive pressures, which caused the Company to re-evaluate all product lines and reduce or slow production of products with limited future value.

Selling, general and administrative expenses were as a percentage of net sales 21% and 20% for the first nine months of fiscal 2001 and 2000, respectively. In absolute dollars the expenses decreased by $453,000 to $6.8 million as reported for the first nine months of fiscal 2001. The reduction was primarily the result of (i) the continuing benefits of the cost containment program, discussed below,
(ii) the non-recurring nature of certain costs incurred in fiscal 2000 associated with the start-up of our Swiss manufacturing subsidiary, (iii) training and implementation expenses associated with the installation of our integrated manufacturing and accounting computer software system in May 1999, and (iv) rent of an abandoned leased facility. These savings were partially offset by an increase during fiscal 2001 of litigation expenses of $563,000 and an increase in advertising and fulfillment expenses of $863,000 associated with our direct-to-consumer product sales. Litigation expense for fiscal 2001 is net of $184,000 of insurance proceeds received in March 2001. During the third quarter of fiscal 2000, the Company increased the reserve for the loss on abandonment of the leased facility by $600,000, to a total of $3.0 million at March 31, 2000.

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other income for the nine months ended March 31, 2001 includes receipt of approximately $299,000 in settlement of the claims made against one of the defendants in the suit. See Part II -- Item 1. Legal Proceedings.

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

The Company will continue to concentrate its efforts on improving operational efficiencies, resource requirements, and core business processes to improve operating performance. In addition, the Company will continue to focus on existing customers and realizing the returns from the strategies implemented to diversify and expand geographical and distribution channels through its Swiss manufacturing operations, FitnessAge/Custom Nutrition business venture and physician branding direct-to-consumer initiatives.

INCOME TAXES

Our effective tax rates (excluding our Swiss subsidiary) were benefits of 36% and 34% for the nine months in fiscal 2001 and 2000, respectively. The total benefit for income taxes of $300,000 for fiscal 2001 reflects the benefit of a five-year tax holiday, which applies, at the Swiss federal level, a zero tax rate to pretax earnings of our Swiss subsidiary, which was profitable in fiscal 2001. Earnings of our Swiss subsidiary are taxed at the local level. The effective Swiss tax rate is approximately 4% and resulted in $43,000 of tax expense for the nine months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through cash flow from operations, its working capital line of credit facility and equipment financing arrangements.

At March 31, 2001, the Company has cash and cash equivalents of approximately $485,000, a decrease from $815,000 at June 30, 2000. Net cash provided by operations during the first nine months of fiscal 2001 amounted to $3.6 million, which was used primarily to fund our investing activities including the acquisition of capital equipment and to reduce outstanding debt.

Capital expenditures for the first nine months ended March 31, 2001 amounted to $936,000. These expenditures relate primarily to the acquisition of production equipment in both our U.S. and Swiss manufacturing facilities.

During the first nine months of fiscal 2001, the Company's consolidated outstanding debt decreased approximately $3.0 million to $5.4 million from approximately $8.4 million at June 30, 2000. The net decrease reflects positive cash flow from operations affecting the Company's lines of credit (borrowings of $10.0 million, net of repayments of $13.0 million) and excludes the $3.7 million associated with the establishment our new financing, the initial proceeds, from which, were used to extinguish existing debt in December 2000. See Note 5 to the Unaudited Financial Statements. The composite interest rate on all outstanding debt at March 31, 2001 was approximately 8.3%.

The Company has access to approximately $8.3 million of funds from existing working capital credit facilities to support future operating requirements. Borrowings outstanding under these facilities as of March 31, 2001 total approximately $1.0 million. The working capital line of credit facilities are subject to eligibility requirements for current accounts receivable and inventory balances. As of March 31, 2001, total excess borrowing capacity based on eligible working capital balances was approximately $4.0 million. One or more of the Company's loan agreements contain a number of covenants that restrict the operations of the Company. Such restrictions include requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, debt coverage ratios, and minimum net income. As of March 31, 2001, the Company was in compliance with all restrictive covenants of these agreements.

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

DECLINING SALES, INDETERMINATE PROFITS

The net earnings and net sales for the first nine months of fiscal 2001 were $414,000 and $31.8 million, respectively, as compared with a loss of $4.1 million and sales of $36.9 million for the same period of fiscal 2000. The Company implemented a cost containment program and a return to profitability program in the prior fiscal year in an effort to reduce expenses to be consistent with current operating levels. The Company is experiencing continued difficulty in maintaining expenses consistent with operating levels and there can be no assurance it will be able to do so in the future. The Company cannot predict with any assurance whether the Company will be able to achieve profitability in future periods. In addition the Company expects operating results will fluctuate from period to period as a result of differences in when it incurs expenses and recognizes revenues from product sales. Some of these fluctuations may be significant.

RESULTS OF INVESTMENT IN JOINT VENTURE

In fiscal 2000 the Company loaned approximately $750,000 to a joint venture partner. The debt became due and payable and was extended and restructured in the second fiscal quarter of 2001. In the third fiscal quarter of 2001 the borrower was not able to meet its obligations under the restructured debt. As a result the Company, in February 2001, perfected its rights and took full ownership and possession of the loan collateral. The Company is evaluating the actions it may take, including but not limited to, moving forward to commercialize the acquired assets by itself or in future joint ventures or by sub-licenses to third parties. At the present time the Company has not completed this evaluation. If the Company abandons its investment or is unable to salvage a reasonable business opportunity from its investment it will likely have a material adverse impact upon its operations and financial condition.

RELIANCE ON LIMITED NUMBER OF CUSTOMERS FOR MAJORITY OF REVENUE

For the first nine months of fiscal 2001, the Company had three major customers, which together accounted for approximately 72% of the Company's net sales. The loss of any of these major customers, or any substantial reduction of their purchases from the Company, would have a material adverse impact on the business, operations and financial condition of the Company.

RESTRICTIVE FINANCING COVENANTS.

One or more of the Company's loan agreements contain a number of covenants that restrict the operations of the Company. Such restrictions include requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, debt coverage ratios, minimum net income and minimum Earnings before Interest, Depreciation and Amortization ("EBITDA") to cash interest expense ratios. As of March 31, 2001, the Company was in compliance with all financial covenant provisions of its various credit agreements, but does not currently anticipate it will be in compliance with such requirements at the end of the current fiscal year ended June 30, 2001. There can be no assurance the Company will be able to comply with the existing covenants or that the lender will restructure them in a fashion that the Company could presently comply with in future periods. The Company's ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the various loan agreements that would permit the lenders to declare all amounts outstanding there under to be immediately due and payable, together with accrued and unpaid interest, and to terminate their commitments to make further extensions of credit. Any such action could have a material adverse impact upon the business operations and financial condition of the Company.

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

CONCENTRATION OF OWNERSHIP; CERTAIN ANTI-TAKEOVER CONSIDERATIONS

The Company's directors and executive officers beneficially own in excess of 24.9% of the outstanding Common Stock as of March 31, 2001. Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies, and business operations of the Company. The Company's Board of Directors has the authority to approve the issuance of 500,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company's shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Certain provisions of Delaware law, as well as the issuance of preferred stock, and other "anti-takeover" provisions in the Company's Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy contest, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company's shareholders, and may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

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

At March 31, 2001, the Company's cash equivalents consisted of financial instruments with original maturities of three months or less.

The Company's debt as of March 31, 2001 totaled $5.4 million and was comprised of fixed rate loans of $3.5 million and variable rate loans of $1.9 million. The average composite interest rates at March 31, 2001 for fixed rate and variable rate loans were 8.2% and 8.5%, respectively.

The Company's wholly owned Swiss subsidiary has a line of credit denominated in Swiss Francs. The balance of borrowing under the line was CHF 1.0 million at March 31, 2001 ($607,000). The interest rate applied to the line is fixed, but the Company is exposed to movements in the exchange rate between the Swiss Franc and the U.S. Dollar. On March 31, 2001, the Swiss Franc closed at 1.69 to 1 U.S. dollar. The same rate was 1.64 Swiss Francs to 1 U.S. dollar at June 30, 2000. Foreign exchange loss for the first nine months of fiscal 2001 was $18,000.

An immediate adverse change of one hundred basis points in interest rates would increase interest expense on an annual basis by $19,000. A 10% adverse change to the Swiss Franc exchange rate would decrease earnings by $67,000.

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

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies have filed a number of similar lawsuits against some or all of the same manufacturers. The Company's lawsuit has been consolidated with some of the others and is captioned In re: Vitamin Antitrust Litigation, and is pending in U.S. District Court in Washington D.C. One or more consumer class actions have also been filed against some or all of the same defendants, and at least one of these is presently in a settlement process. The Company brought its own action to insure it understood what actually occurred. To date the Company has received $415,000 in settlement payments from certain defendants. There can be no assurance the remaining claims will be resolved, or, if they are, that it will result in a material benefit to the Company.

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

None.

ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 8, 2001, at the Company's annual meeting, the shareholders elected each of the following two directors with the following votes:

                                               Votes                     Votes
Name                                            For                     Withheld
----                                            ---                     --------
Mark A. Le Doux                              5,412,403                   49,539
Joe E. Davis                                 5,413,168                   48,774

The shareholders approved a second proposal to ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending June 30, 2001. This proposal received the following votes: for 5,439,958; against 16,479; and abstain 5,505.
None.


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NATURAL ALTERNATIVES INTERNATIONAL, INC.





  /s/ Peter C. Wulff                 Date:  May 15, 2001
-----------------------------
Peter C. Wulff
Chief Financial Officer
and Treasurer