Form 10-K405
period 2001-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2001-10-12
CIK 787253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001    Commission file number 0-15701

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Incorporated in Delaware 1185 Linda Vista Drive, San Marcos, California 92069 (760) 744-7340	84-1007839 (I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock — $.01 par value	Nasdaq Stock Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of shares of voting stock held by non-affiliates (assuming for this purpose that all officers and directors, and affiliates of directors, are affiliates) of the Registrant was approximately $8.30 million based on the closing sale price as of September 17, 2001.

At September 17, 2001, the Registrant had 5,785,606 outstanding shares of Common Stock, $.01 par value, net of 262,500 shares held in the treasury.

Documents Incorporated by Reference

Registrant’s Proxy Statement, for the 2002 Annual Meeting of Stockholders, to be filed within 120 days from June 30, 2001, is incorporated herein by reference.

PART I

ITEM 1.	BUSINESS

Natural Alternatives International, Inc. and its subsidiaries (referred to collectively herein as “Natural Alternatives”, “NAI”, or the “Company”) are engaged in the formulation, manufacturing and packaging of encapsulated and compressed tablets and powder blended vitamins and related nutritional supplements including phytochemicals derived from botanicals and foods. The Company has for many years provided private label contract manufacturing services to various companies engaged in the marketing and distribution of vitamins, mineral supplements, herbs and other health and nutrition consumer products (“core business” or “core products”). The Company seeks to further its customers’ objectives by assisting them in expanding their market share through a variety of special marketing and research programs including, customer-specific nutritional product formulation; clinical studies assessment; product development; assistance with international product registration; and packaging and delivery system design. Revenues are not specifically derived from these activities, but are a component of the sales price for the core products delivered to the customer. In an attempt to diversify its sales channels while solidifying its core business, the Company initiated, during the fourth quarter of fiscal 2000, a direct-to-consumer (“DTC”) marketing program for its own products.

The Company’s strategy is to increase its revenues by capitalizing on key customer relationships through new product introductions, developing new customer relationships in its core business both internationally and domestically, expanding its DTC marketing program by increasing existing product lines, marketing through additional mediums and securing new highly targeted physicians brands. The Company will also continue to strengthen its financial position by effectively managing its cost structure. The Company believes it can successfully implement its strategy by continuing to capitalize on its core product development and manufacturing strengths; its ability to develop innovative science-based products; adherence to stringent quality control and assurance standards; the utilization of fully integrated manufacturing and distribution; and the leadership of an experienced management team.

The Company’s long-term growth strategies are focused on geographic diversification through its European manufacturing facility and Asian sales presence, introduction of additional branded direct-to-consumer product lines and development of strategic alliances with health companies focused on consumer sales.

RECENT MANAGEMENT CHANGES

The Company experienced changes in its management team during fiscal 2001.

During fiscal 2001, NAI’s management team was strengthened in September 2000 with the addition of Robert Clausen as Vice President Operations. In May 2001 Peter Wulff, the Company’s CFO, left the Company to return to the medical device industry. Randell Weaver replaced Mr. Wulff as CFO in May 2001 and was also named the Company’s Chief Operating Officer in September 2001. Mr. Clausen has subsequently been promoted to Senior Vice President of Manufacturing. John Egerer, formerly Corporate Controller, has also assumed new duties as Vice President Accounting and Corporate Controller. Douglas Flaker, Vice President Marketing, also left the company in August 2001 to pursue other interests.

PRODUCTS AND MANUFACTURING

The Company is engaged in the research, design and manufacture of private label customized nutritional supplements for domestic and international personal care and health product companies engaged in marketing and distribution in a variety of sales channels. The Company purchases raw materials in bulk from qualified vendors, and, after quality control testing and release, weighs and blends these materials and then either encapsulates them, processes the powder blends into jars, or compresses them into solid dosage forms of either chewable wafers or tablets. These materials are packaged by the Company and delivered to its customers.

The Therapeutic Goods Administration (“TGA”) of Australia has certified the Company’s operations. The TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are of high quality, safe and effective. TGA certification also enables the Company to manufacture products for export into countries which have signed the Pharmaceutical Inspection Convention, and includes most European countries as well as several Pacific Rim countries.

The United States Pharmacopeia XXIV compendia (“USP”) contain specifications for vitamin and mineral supplements. This USP monograph has long been the basis for determining the potency, purity, content uniformity, disintegration, dissolution and bio-burden of drugs and related articles. The Company believes its has the technical and quality control expertise to conform to all aspects of USP specifications. Conformance with USP specifications allows the Company to use the USP designation on products manufactured for its customers.

INTERNATIONAL OPERATIONS

Natural Alternatives International Europe S.A. (“NAIE”), a wholly-owned subsidiary of the Company, operates a facility in Manno Switzerland, which is adjacent to the city of Lugano. The manufacturing facility provides manufacturing capability in encapsulation and tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration. NAIE enjoys a five-year Swiss federal and local income tax holiday ending in fiscal 2005.

For the fiscal years ended June 30, 2001 and 2000, the percentage of the Company’s net sales to customers in international markets was approximately 29% and 32%, respectively. Approximately 18% and 8% of the Company’s net sales for the same fiscal years, respectively, were manufactured by NAIE for customers marketing in the European marketplace.

RESEARCH AND DEVELOPMENT

The primary emphasis of the Company’s research and development activities is the development of new products and enhancement of existing products. In addition, the Company continuously produces pilot or sample runs of product formulation prototypes to ensure stability and/or efficacy and to determine ingredient interaction and prospective customer acceptance of the final product. The Company has implemented quality control procedures to verify that all products comply with established specifications and standards in compliance with both USP and Good Manufacturing Practices promulgated by the Food and Drug Administration. The Company also directs and participates in clinical research studies for measuring the efficacy of certain products and/or formulations. These studies are conducted to establish consumer benefits and scientific efficacy supporting both product claims and marketing initiatives. The Company often collaborates with scientists and institutions, and the study results are generally presented at various scientific meetings and symposia, and published in peer reviewed scientific journals. Research of this type is a part of the operating expenses incurred by the Company, and the associated costs have not been significant to date.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Raw materials used in the Company’s products consist of nutrient powders, excipients, empty gelatin capsules, and necessary components for packaging and distribution of finished vitamin and nutritional supplement products. The nutrient powders and the empty gelatin capsules are purchased from manufacturers in the United States, and foreign countries. To date, the Company has not experienced any difficulty in obtaining adequate sources of supply. Although there can be no assurance that the Company will continue to be able to obtain adequate sources in the future, the Company believes that it will be able to do so.

MAJOR CUSTOMERS

NSA International, Inc. (“NSA”), Mannatech Incorporated (“Mannatech”) and Nikken USA, Ltd. (“Nikken”) represented 72% of the Company’s net sales for the fiscal year ended June 30, 2001. No other customers represented 10% or more of the Company’s net sales for the fiscal year ended June 30, 2001. For the year ended June 30, 2000, NSA and Mannatech together represented 62% of the Company’s net sales.

The majority of the Company’s existing customers are either public or privately held direct marketing organizations who distribute a variety of nutritional and health related products throughout the United States, Europe and the Pacific Rim.

As of August 31, 2001, the Company’s sales backlog was approximately $10.7 million.

COMPETITION

The Company’s products are sold in domestic and foreign markets in competition with other private label manufacturing and marketing companies. The vitamin and nutritional supplement industry is highly competitive, and competition continues to increase. The nutritional supplements category includes vitamins and minerals, herbs and botanicals, and sports, meal and homeopathic supplements. Competition for the sale of vitamins and supplements comes from many sources, including companies which sell vitamins to supermarkets, large chain discount retailers, drug store chains and independent drug stores, health food stores, pharmaceutical companies and others who sell to wholesalers, as well as mail order vendors, eCommerce and network marketing companies. The Company does not believe it is possible to accurately estimate the number or size of its many competitors since the vitamin industry is largely privately held and highly fragmented.

The Company believes the industry will continue to undergo significant consolidation with merger and acquisition activity in the near-term. Most industry experts expect this activity to continue for the foreseeable future in food and nutrition companies, multilevel marketing organizations and eCommerce internet firms.

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

The Company’s operations are subject to the risks normally associated with manufacturing vitamins and nutritional products, including shortage of certain raw materials and damage to property or injury to persons.

EMPLOYEES

As of June 30, 2001, the Company employed in the United States 114 full-time employees, with five employed in executive management positions, twenty in the area of research, laboratory and quality control, seven in sales and marketing, while the remaining employees are engaged in production and administration. The Company uses in its normal course of operations temporary personnel to meet short- term operating level requirements primarily in manufacturing and manufacturing support. As of June 30, 2001 approximately 39 individuals were employed as temporary personnel.

As of June 30, 2001, the Company’s Swiss subsidiary employed 19 full-time employees and 4 temporary personnel in Switzerland. Most of these employees were engaged in manufacturing and manufacturing support.

The Company has never experienced a work stoppage. None of its employees are currently represented by a union or any other form of collective bargaining unit. The Company believes its relations with its employees are good.

GOVERNMENT REGULATION

The formulation, manufacturing, packaging, labeling, advertising and distribution of the Company’s products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“DOA”) and the Environmental Protection Agency (“EPA”). The Company’s activities are also regulated by various agencies of the states and localities in which the Company’s products are sold, including without limitation the California Department of Health Services, Food and Drug branch. The FDA in particular regulates the advertising, labeling and sales of vitamin and mineral supplements and may take regulatory action concerning medical claims, misleading or untruthful advertising, and product safety issues. These regulations include the FDA’s Good Manufacturing Practices (“GMP”) for foods. Detailed dietary supplement GMPs have been proposed but no regulations have been adopted. Additional dietary supplement regulations were adopted by the FDA pursuant to the implementation of the Dietary Supplement Health and Education Act of 1994 (“DSHEA”).

The Company may be subject, from time to time, to additional laws or regulations administered by the FDA or other Federal, State or foreign regulatory authorities, or to revised interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the Company to: reformulate certain products to meet new standards; recall or discontinue certain products not able to be reformulated; expand documentation of the properties of certain products; expand or provide different labeling and scientific substantiation; or, impose additional record keeping requirements. Any or all such requirements could have a material adverse effect on the Company’s results of operations and financial position.

ITEM 2.	PROPERTIES

The Company’s U.S. corporate and manufacturing facilities consist of approximately 123,000 square feet and are located in San Marcos and Vista, California. Of this space, the Company owns approximately 29,500 square feet and leases the remaining space. Approximately 68,000 square feet is used for production related activities, 35,000 square feet is used for warehousing, 5,000 square feet is used for laboratory and product development, and 15,000 square feet is used for offices.

The Company’s Swiss subsidiary leases approximately 22,000 square feet in Manno, a town adjacent to Lugano, Switzerland. The facilities are used primarily for the manufacturing, packaging and distribution of nutritional supplement products for the European marketplace.

The Company expects to renew its leases in the normal course of business. The Company believes that its current facilities are adequate to meet its operating requirements for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to a lawsuit filed in January 2000 by its former President, Director and Chief Financial Officer, William P. Spencer. Mr. Spencer was terminated by the Company for cause in January 1999. The lawsuit alleges damages for wrongful termination, breach of option contract, conversion, breach of employment contract, discriminatory and retaliatory discharge, workplace harassment and slander. The lawsuit seeks damages in an amount to be proved at trial, and alleges damages in excess of six million dollars. The Company has responded to the lawsuit and has denied it has any liability. The Company has filed a cross-complaint in the lawsuit against Mr. Spencer and Imagenetix, Inc., a corporation in which Mr. Spencer is currently a director, principal shareholder and chief executive, and three other individuals, two of whom are former employees of the Company and the other a former consultant to the Company. The cross-complaint seeks damages and injunctive relief for breach of fiduciary duty; fraud-concealment of material facts; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; civil conspiracy; intentional interference with contract; trade libel; slander per se; breach of contract; conversion; misappropriation of trade secrets; breach of duty of loyalty; unlawful, unfair and/or fraudulent business acts or practices and an accounting. The additional defendants in NAI’s cross-complaint subsequently filed cross-actions against NAI, alleging similar claims to those alleged by Mr. Spencer and add Imagenetix, Inc. as a claimant. Management believes the claims against it are without merit, and the Company will prevail in its cross-complaint against each cross-defendant. In the event a judgment is obtained against the Company in the amount of the damages alleged in the lawsuit or any significant portion thereof, it would have a material adverse impact upon the financial condition of the Company.

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies have filed a number of similar lawsuits against some or all of the same manufacturers. The Company’s lawsuit has been consolidated with some of the others and is captioned In re: Vitamin Antitrust Litigation, and is pending in U.S. District Court in Washington D.C. One or more consumer class actions have also been filed against some or all of the same defendants, and at least one of these is presently in a settlement process. The Company brought its own action to insure it understood what actually occurred. To date the Company has received $416,000 in settlement payments from certain defendants. There can be no assurance the claims will be resolved, or, if they are, that it will result in a material benefit to the Company.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on The Nasdaq Stock Market under the Symbol: NAII. The table below sets forth the high and low sales prices of the Company’s stock for fiscal 2001 and 2000.

	High	Low

First Quarter Ended September 30, 2000	$2.313	$1.375
Second Quarter Ended December 31, 2000	$3.625	$1.656
Third Quarter Ended March 31, 2001	$3.000	$2.094
Fourth Quarter Ended June 30, 2001	$2.780	$1.938
First Quarter Ended September 30, 1999	$4.875	$3.188
Second Quarter Ended December 31, 1999	$4.250	$2.531
Third Quarter Ended March 31, 2000	$3.500	$1.750
Fourth Quarter Ended June 30, 2000	$2.125	$1.313

As of June 30, 2001, there were approximately 1,800 stockholders of record of NAII Common Stock.

The Company has never paid a dividend on its Common Stock. It is the Company’s present policy to retain all earnings to provide funds for the future growth of the Company.

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data

Year Ended June 30
(Dollars in thousands except per share amounts)

	2001	2000	1999	1998	1997

Net Sales	$42,158	$47,827	$57,430	$67,894	$49,444
Income (Loss) from Operations	$(2,204)	$(6,724)	$(4,937)	$9,623	$1,815
Net Earnings (Loss)	$(4,889)	$(4,472)	$(2,923)	$5,872	$1,120
Net Earnings (Loss) Per Common Share:
Basic	$(0.85)	$(0.78)	$(0.50)	$1.06	$0.21
Diluted	$(0.85)	$(0.78)	$(0.50)	$1.00	$0.20
Current Assets	$11,037	$17,500	$23,239	$30,642	$18,858
Total Assets	$25,068	$34,109	$38,596	$42,987	$28,109
Long-Term Debt and Capital Lease Obligations, Less Current Installments	$3,567	$3,345	$927	$977	$1,124
Stockholders’ Equity	$15,604	$20,486	$25,091	$27,660	$18,700

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains certain “forward-looking statements” as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning future financial and operating results, anticipated growth in revenues and profit margins, improvements in management personnel, the impact of European operations, and the utilization of inventories and facilities, statements concerning industry performance, the Company’s operations, economic performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company’s products. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to government regulation, the effect of adverse publicity, litigation, the centralized location of the Company’s manufacturing operations, availability of raw materials, risks associated with international operations, competition, product liability claims, volatility of stock price and those factors described in this and other Company filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Fiscal 2001 Compared to Fiscal 2000

Fiscal 2001’s net sales were $42.2 million a decrease from fiscal 2000 of $5.6 million, or 12%. Net sales for fiscal 2001 were comprised of $36.5 million from our core business and $5.7 million from our DTC products versus $46.9 million and $875,000, for the same products in fiscal 2000, respectively. Of the core business for fiscal 2001, $7.5 million was produced by NAIE with NAI manufacturing the remainder of $29.0 million. NAIE produced approximately $3.4 million of the core business sales in fiscal 2000.

DTC products were first shipped in March 2000 and included only a single product offering. Sales for fiscal 2000 were $875,000. During fiscal 2001, three additional products were introduced and sales increased approximately $4.8 million.

Total net sales for all core business customers achieving individual volumes of at least $1.0 million was $34.4 million (six customers) and $45.1 million (eight customers) for fiscal years 2001 and 2000, respectively, a decrease of $10.7 million. The sales decline was primarily due to the loss of three customers, which represented combined net sales of $9.9 million in fiscal 2000 versus $238,000 for fiscal 2001. Loss of these three customers reflects the risk associated with our core business where price/cost is a prime driver. Sales to our second largest customer declined by 53% to $4.2 million from $9.0 million for fiscal 2000. Fiscal 2000 sales were higher as this customer purchased large quantities of product from the Company to support a major product introduction, while fiscal 2001 sales volumes have stabilized at lower levels. The sales decreases associated with these customers were offset by increases with other existing customers. Sales to our largest customer during fiscal 2001 increased by $1.1 million to $21.9 million as a result of increased product shipped. Sales increased by $1.1 million to our third largest customer as a result of increased volume of established products coupled with additional new products introduced during the year.

Gross profit for fiscal 2001 increased to $8.2 million, 19% of net sales, from $3.7 million, or 8% of net sales, for fiscal 2000. Gross profit for fiscal 2001 was favorably impacted primarily by: savings obtained by bringing in-house the Company’s packaging operations (gross savings of $4.6 million), the favorable material contribution margins generated by DTC product sales (approximately $1.1 million) and the $2.0 million inventory write-off in fiscal 2000, partially offset by increases to material costs associated with our core business ($520,000) and the additional manufacturing, fulfillment, and royalty expenses required to support in-house packaging and the DTC products ($2.5 million). Cost of goods sold for fiscal 2000 included an inventory write-off of $2.0 million, which represents approximately 4% of net sales. Excluding this charge, gross profit would have been 12% for fiscal 2000.

Cost of goods sold, excluding the inventory write-off, decreased by $8.2 million, or 19%, to $34.0 million from $42.2 million in fiscal 2000. The decrease in the absolute dollar amount of the cost of goods sold resulted from the decrease in sales in fiscal 2001 versus fiscal 2000.

Material costs, including outside packaging costs, as a percentage of net sales, excluding the inventory write-off, were 53% ($22.2 million) and 63% ($30.2 million) for fiscal years 2001 and 2000, respectively. The decrease is primarily due to savings in packaging costs coupled with the effect of higher gross margins generated by our direct-to-consumer (“DTC”) business, offset by some higher material costs affecting our core products. During the fourth quarter of fiscal 2000, the Company began packaging most of its finished goods internally. Prior to this period, independent third-party vendors performed all packaging of the Company’s products. Cost of outside packaging during fiscal 2001 amounted to approximately $700,000, or 2% of sales, versus $5.4 million (11% of sales) for fiscal 2000. Material costs, as a percentage of sales, are approximately 55% and 36% for our core and DTC businesses, respectively.

Direct and indirect manufacturing expenses were, 28% and 25%, as a percentage of sales, for fiscal years 2001 and 2000, respectively. In absolute dollars, the expenses decreased to $11.7 million from $12.0 million. The reduction was primarily due to a cost containment program established previously in fiscal 2000, offset by additional expenses to support in-house packaging and fulfillment expenses required by the DTC business.

SG&A for fiscal years 2001 and 2000 was $8.8 million (21% of net sales) and $8.7 million (18% of net sales), respectively. The increase of fiscal 2001’s SG&A expenses, as a percentage of net sales, reflects incremental expenditures for legal expense ($851,000), and selling and promotional expenses associated with DTC sales increases, ($712,000), offset by savings in bad debts, and costs to support our Swiss subsidiary. Legal expense incurred in fiscal 2001 is net of insurance proceeds received from our insurance carriers of $312,000 (See Item 3. Legal Proceedings).

Fiscal 2000 operating expenses included a $1.7 million charge for loss on leased facility. Fiscal 2001 operating expenses included a charge of $1.5 million reflecting the write down of intangible assets acquired and additional expenses associated with the attempted commercialization of the underlying software obtained from the FitnessAge and Custom Nutrition ventures (See Note L to Consolidated Financial Statements).

Other income for fiscal years 2001 and 2000, contain receipts of $300,000 and $116,000, respectively obtained in partial settlement of claims associated with the Vitamin Antitrust Litigation (See Item 3. Legal Proceedings).

The Company’s loss from operations was $2.2 million for fiscal 2001 compared to a loss of $6.7 million for fiscal 2000. The decrease in loss from operations of $4.5 million was due primarily to an increase in gross profit of $4.5 million. Operating expenses for both fiscal 2001 and fiscal 2000 were comparable in absolute dollars at approximately $10.4 million.

Income tax expense for fiscal 2001 was $2.4 million, while fiscal 2000 reflected a benefit of $2.4 million, a change of $4.8 million. The income tax benefit recorded in fiscal 2000 gave rise to net deferred tax assets of $2.3 million. At the end of fiscal 2001, changes in underlying estimates and assumptions as to the ultimate recovery of these assets required Management to establish a valuation reserve of $2.3 million thereon, resulting in the charge to income taxes, for the current year, of the same amount (See Note G to Consolidated Financial Statements).

The Company recorded a net loss for fiscal 2001 of $4.9 million ($0.85 per share) compared to a net loss of $4.5 million ($0.78 per share) for fiscal 2000. The change in net loss from fiscal 2000 to fiscal 2001 reflects the favorable change in operations offset by the significant charge to income taxes as described above.

Fiscal 2000 Compared To Fiscal 1999

Fiscal 2000 net sales of $47.8 million decreased $9.6 million, or 17%, compared to net sales of approximately $57.4 million for fiscal 1999. The decrease was primarily due to the loss of a major customer who accounted for sales of approximately $4.3 million, or 9%, for fiscal 2000 and $18.4 million, or 32%, for fiscal 1999. The sales decrease from fiscal 1999 was also impacted by the loss of commodity herbal product sales to another former customer of approximately $9.4 million. The Company experienced the sales decrease to this customer commencing in the third quarter fiscal 1999 as a result of a sharp sales decrease in the mass drug and retail consumer market starting during the time period of mid to late 1998. The loss of these major customers was partially offset by increased sales to existing and new customers in the private label product line and the launch in March 2000 of the Company’s first direct-to-consumer physicians branded product line. The sales increase attributed to the Company’s largest customer increased to $20.8 million, over fiscal year 1999 sales of $13.4 million, an increase of $7.4 million. The Company’s second largest customer in fiscal 2000 also increased sales from $2.5 million in fiscal 1999 to $9.0 million in fiscal 2000, an increase of $6.5 million. In addition, sales attributed to a new private label product line customer contributed approximately $3.1 million in sales for fiscal 2000.

Management continues to focus its growth strategy through diversifying and expanding sales channels. The expansion in fiscal 2000 was principally through the Company’s Swiss subsidiary who commenced operations in September 1999 and contributed $3.4 million, or 7%, in net sales for fiscal 2000. The Company believes NAIE is tracking to its business plan and sales volumes are anticipated to grow to meet European market demand. During the latter part of the third quarter of fiscal 2000, the Company also launched its first physician branded product line under the Dr. Cherry label. This new direct-to-consumer product line contributed slightly less than $1.0 million in revenues during the fourth quarter fiscal 2000. The Company has a 10-year Exclusive Licensing and Manufacturing Agreement for the distribution and manufacture of these products and has contracted with an outside company to utilize their specialized services to meet direct-to-consumer call center and order fulfillment capabilities. In addition, the Company developed and sold to Custom Nutrition, a joint venture with FitnessAge Incorporated, customized sports nutritional supplements in anticipation of FitnessAge launching its consumer health marketing programs during the second half of calendar year 2000.

During fiscal 2000, the Company experienced an increase in cost of goods sold as a percentage of sales, excluding the inventory write-off of $2.0 million, to 86.7% compared to 78.4% for fiscal 1999. The increase reflects reduced selling prices which were not completely offset by reduced material costs; increased manufacturing labor and overhead costs; and increased costs in quality control to ensure product compliance with established GMP specifications and standards. During the second quarter fiscal 2000, the Company wrote-off inventory of $2.0 million, which included $735,000 for deposits on inventory. The analysis of inventory balances and subsequent write-off related primarily to the loss of a major customer in December 1999, a decline in market share and continuing competitive pressures, which caused the Company to re-evaluate all product lines and reduce or slow production of products with limited future commercial value. The decrease in sales, increase in cost of goods sold and the inventory write-off resulted in a reduction of gross profit of $8.1 million to approximately $4.3 million for fiscal 2000 compared to $12.4 million for fiscal 1999. The Company reduced manufacturing labor and overhead costs by $1.0 million and outside packaging costs by $1.6 million during the last six months of fiscal 2000.

Selling, general and administrative expenses for fiscal 2000 were $9.3 million, or 19.5% as a percentage of sales, which represented a decrease from 20.8% for fiscal 1999. In absolute dollars, the expenses decreased by approximately $2.7 million to $9.3 million for fiscal 2000 from $12.0 million for fiscal 1999. The expense reduction was primarily the result of reductions in personnel, consulting, commissions and travel expenses. In addition, during fiscal 1999, the Company incurred approximately $0.6 million of expenses related to the restructuring of the senior management team.

The Company’s loss from operations was $6.7 million for fiscal 2000 compared to a loss of $4.9 million for fiscal 1999. The increase in loss from operations of $1.8 million was due to a decrease in gross profit of $8.1 million, partially offset by the decrease in selling, general and administrative expenses of $2.7 million and the loss on abandonment of leased facility of approximately $3.7 million. Cumulative loss from operations for the two fiscal years 2000 and 1999 of $11.7 million included expenses relating to the loss on abandonment of the Carlsbad facility of $7.1 million and the inventory write-off of $2.0 million. Loss from operations during both fiscal 2000 and 1999 also included professional and consulting fees relating to the training in new computer systems and management restructuring. These costs are expected to reduce significantly as a result of both the cost containment program and cessation of such events.

The Company recorded a net loss for fiscal 2000 of $4.5 million compared to a net loss of $2.9 million for fiscal 1999. The increase in net loss was due to the reasons described above. The income tax benefit of 35.2% compares with a benefit of 39.4% for fiscal 2000 and 1999, respectively. The lower percentage is partially due to the consolidation of NAIE, the wholly-owned subsidiary located in Switzerland, which has five-year income tax holiday ending in fiscal 2005. NAIE contributed in its first year of operations a net loss of less than $0.2 million during fiscal 2000, which included start-up and development expenses, and provided net earnings for the last six months of fiscal 2000 of approximately $0.5 million. Diluted net loss per common share was $0.78 for fiscal 2000 compared to diluted net loss per common share of $0.50 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through cash flow from operations, capital and operating lease transactions, working capital credit facilities and equipment financing arrangements.

At June 30, 2001, the Company had cash of approximately $0.5 million, a decrease from approximately $0.8 million at June 30, 2000. The Company used approximately $1.1 million in investing activities primarily to fund improvements to its management information systems, manufacturing facilities and equipment in both the United States and Switzerland. The Company also used approximately $3.6 million cash to pay-down debt. The cash used in both investing and financing activities, was provided from operations of approximately $4.4 million.

Capital expenditures for fiscal 2001 amounted to $960,000. These expenditures relate primarily to the continuing development of the Swiss manufacturing facility of approximately $355,000 and domestic manufacturing and information system improvements of approximately $605,000. The domestic capital expenditures for manufacturing were spent on improvements to leasehold and building improvements and for the acquisition of equipment primarily for our finished goods packaging operation. Additional expenditures were made to improve the Company’s management information system as well as to improve speed and security of the Company’s local-area and web-based networks. These expenditures were funded primarily from cash provided by operations.

At June 30, 2001, the Company had working capital of approximately $5.4 million compared to approximately $7.6 million at June 30, 2000. The $2.2 million decrease in working capital was primarily the result of a decrease in current assets of $6.4 million offset by a decrease in current liabilities of $4.2 million. Current assets declined primarily due to a decrease in inventories of approximately $1.4 million, collection of the income tax receivable of $1.5 million and the establishment of a valuation reserve against the deferred tax asset of approximately $1.5 million. Current liabilities declined primarily as cash was used to pay-down debt of $3.7 million.

For fiscal 2001, the Company’s consolidated outstanding debt decreased to approximately $4.7 million from approximately $8.4 million at June 30, 2000. The decrease of $3.7 million reflects the pay-down of debt discussed in the previous paragraph. The composite interest rate on all outstanding debt as of June 30, 2001 was approximately 8.06%.

The Company has access to funds from existing working capital credit facilities to support future ongoing operating requirements of approximately $3.1 million, net of borrowings outstanding under these facilities as of June 30, 2001 of approximately $465,000. The working capital line of credit facilities are subject to eligibility requirements for current accounts receivable and inventory balances. As of June 30, 2001 total excess borrowing capacity based on eligible working capital balances was approximately $3.0 million. One or more of the Company’s loan agreements contain a number of financial covenants. Such covenants include requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, debt coverage ratios, and minimum earnings. The Company was not in compliance with certain of these ratios as of June 30, 2001, which the lender has agreed to waive at June 30, 2001. As of July 1, 2001 the Company and the lender have amended the credit agreement to provide new debt covenant restrictions under which the Company is compliant.

The Company believes that its available cash and existing credit facilities should be sufficient to fund near-term operating activities. However, the Company’s ability to fund future operations and meet capital requirements will depend on many factors, including but not limited to: the ability to seek additional capital; the effectiveness of the Company’s diversified growth strategy; the effectiveness of the expansion of European operations and the ability to establish additional customers or changes to existing customer’s business.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 101, as amended by SAB No. 101B, summarizes certain of the SEC’s staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company implemented SAB No. 101 in fiscal 2001 with no significant effect to its financial statements.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”) and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective July 1, 2002. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from adverse changes in interest rates, and foreign exchange rates affecting the return on our investments and the cost of our debt. The Company does not use derivative financial instruments to reduce the impact of changes in interest or foreign exchange rates.

At June 30, 2001, the Company’s cash equivalents consisted of financial instruments with original maturities of three months or less.

The Company’s debt as of June 30, 2001 totaled $4.7 million and was comprised of fixed rate loans of $3.0 million and variable rate loans of $1.7 million. The average composite interest rates at June 30, 2001 for fixed rate and variable rate loans were 8.5% and 7.25%, respectively.

NAIE has a line of credit denominated in Swiss Francs. The maximum borrowing allowed under the line is CHF 1.0 million ($558,000). The interest rate applied to the line is fixed, but the Company is exposed to movements in the exchange rate between the Swiss Franc and the U.S. Dollar. On June 30, 2001, the Swiss Franc closed at 1.79 to 1 U.S. dollar. The same rate was 1.64 Swiss Francs to 1 U.S. dollar at June 30, 2000. Foreign exchange gain for the year-ended June 30, 2001 was $15,000.

An immediate adverse change of one hundred basis points in interest rates would increase interest expense on an annual basis by $17,000. A 10% adverse change to the Swiss Franc exchange rate would decrease earnings by $38,000.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to the other information included in this Report, the following factors should be considered in evaluating the Company’s business and future prospects. The Company’s business and results of operations could be seriously harmed by any of the following risks. In addition, the market price of our common stock could decline due to any of these risks.

Recent Losses; Declining Sales

The Company incurred a net loss of approximately $4.9 million for the fiscal year ended June 30, 2001. Sales for the fiscal year ended June 30, 2001, declined to approximately $42.2 million, compared to approximately $47.8 million for the fiscal year ended June 30, 2000. There can be no assurance management’s efforts to reverse these trends will be effective, or if they are, the Company cannot predict the level of profitability or whether the Company will be able to maintain profitability. The Company expects that operating results will fluctuate from period to period as a result of differences in when it incurs expenses and recognizes revenues from product sales. Some of these fluctuations may be significant.

Decline in Stock Price

The Company’s stock price has experienced significant volatility at times during the past few years and is currently near historic lows. In view of the Company’s recent losses and the fact there can be no assurances of future profitability, there can be no assurance that the stock price will not continue to decline. Market conditions in the vitamin and nutritional supplement industry, such as increased price competition, consolidation, oversupply of vitamin and supplement products, operating results of competitors, adverse publicity and other factors such as customer and product announcements by the Company and operating results which are lower than the expectations of analysts and our investors, may have a continuing adverse affect on the price of the Company’s stock.

Reliance on Limited Number of Customers for Majority of Revenue

For the fiscal year ended June 30, 2001, the Company had 3 major customers, which together accounted for approximately 72% of the Company’s net sales. The loss of any of these major customers, or any substantial reduction of their purchases from the Company, would have a material adverse impact on the business, operations and financial condition of the Company.

Restrictive Financing Covenants.

One or more of the Company’s loan agreements contain a number of covenants that restrict the operations of the Company. Such restrictions include requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, debt coverage ratios, and minimum earnings.

The Company was not in compliance with certain of these ratios at June 30, 2001, which the lender has agreed to waive through June 30, 2001. As of July 1, 2001, the Company and the lender have amended the credit agreement to provide new debt covenant restrictions under which the Company is compliant. There can be no assurance the Company will be able to comply with the covenants or restrictions contained therein during future quarters. The Company’s ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the various loan agreements that would permit the lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and to terminate their commitments to make further extensions of credit. Any such action could have a material adverse impact upon the business operations and financial condition of the Company.

Lawsuit by Former President, Director and Chief Financial Officer

The Company is a party to a lawsuit filed by its former President, Director and Chief Financial Officer, William P. Spencer. Mr. Spencer was terminated by the Company for cause in January 1999. The lawsuit includes various claims, and alleges damages in excess of six million dollars. The Company has responded to the lawsuit and has denied it has any liability associated with the claim. Management believes the claims against the Company are without merit. The Company filed a cross-complaint in the lawsuit against Mr. Spencer and Imagenetix, Inc., a corporation in which he is currently a director, principal shareholder and chief executive, and three other individuals, two of whom are former employees of the Company and the other a former consultant to the Company. Both the Company’s and the other parties’ complaints have been amended, and additional parties have been added. Management believes the Company will not be found liable on any claim, and will prevail in its cross-complaint against each cross-defendant. In the event a judgment is obtained against the Company in the amount of the damages alleged in the lawsuit or any significant portion thereof, it would have a material adverse impact upon the financial condition of the Company.

Potential for Increased Competition

The market for the Company’s products is highly competitive. The Company competes with other dietary supplement products and over-the-counter pharmaceutical manufacturers. Among other factors, competition among these manufacturers is based upon price. If one or more manufacturers significantly reduce their prices in an effort to gain market share, the Company’s business, operations and financial condition could be adversely affected. Many of the Company’s competitors, particularly manufacturers of nationally advertised brand name products, are larger and have resources substantially greater than those of the Company. There has been speculation about the potential for increased participation in these markets by major international pharmaceutical companies. In the future, if not already, one or more of these companies could seek to compete more directly with the Company by manufacturing and distributing their own or others’ products, or by significantly lowering the prices of existing national brand products. The Company sells substantially all of its supplement products to customers who re-sell and distribute the products. Although the Company does not currently participate significantly in other channels such as health food stores, direct mail, and internet sales, the Company is expanding its operations and its products, and will likely face increased competition in such distribution and sales channels as more vendors and customers utilize them.

Reliance on Limited Number of Suppliers; Availability and Cost of Purchased Materials

The Company purchases certain products it does not manufacture from a limited number of raw material suppliers. No supplier represented more than 10% of total raw material purchases for the fiscal year ended June 30, 2001. Although the Company currently has supply arrangements with several suppliers of these raw materials, and such materials are generally available from numerous sources, the termination of the supply relationship by any material supplier or an unexpected interruption of supply could materially adversely affect the Company’s business, operations and financial condition.

The Company relies on a single supplier to process certain raw materials for a product line of the Company’s largest customer. An unexpected interruption of supply of this service would materially adversely affect the Company’s business, operations and financial condition.

Effect of Adverse Publicity

The Company’s products consist primarily of dietary supplements (vitamins, minerals, herbs and other ingredients). The Company regards these products as safe when taken as suggested by the Company. In addition, various scientific studies have suggested the ingredients in some of the Company’s products may involve health benefits. The Company believes the growth in the dietary supplements business of the last several years may, in part, be based on significant media attention and various scientific research suggesting potential health benefits from the consumption of certain vitamin products. The Company is indirectly dependent upon its customers’ perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies which may not adhere to the same quality standards as the Company. The business, operations, and financial condition of the Company could be adversely affected if any of the Company’s products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers, or should scientific studies provide unfavorable findings regarding the effect of products similar to those produced by the Company.

Exposure to Product Liability Claims

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces a risk of exposure to product liability claims in the event that, among other things, the use of its products allegedly results in injury. The Company maintains product liability insurance coverage, including primary product liability and excess liability coverage. There can be no assurance that product liability insurance will continue to be available at an economically reasonable cost or that the Company’s insurance will be adequate to cover any liability the Company incurs in respect to all possible product liability claims. In addition, some of the ingredients included in one or more of the products manufactured by the Company are subject to controversy involving potential negative side effects or questionable health benefits. Some insurers have recently excluded certain of these ingredients from their product liability coverage. Although the Company’s product liability insurance does not presently have any such limitations, the Company’s insurer could require such exclusions or limitations on coverage in the future. In such event, the Company may have to cease utilizing the ingredients or may have to rely on indemnification or similar arrangements with its customers who wish to continue to include such ingredients in their products. In such an event, the consequential increase in product liability risk or the loss of customers or product lines could have a material adverse impact on the Company’s business, operations, and financial condition.

Risks Associated with International Markets

The Company’s growth may be dependent in part upon its ability to expand its operations and those of its customers into new markets, including international markets. For the fiscal year ended June 30, 2001 and 2000, the percentage of the Company’s net sales to customers in international markets was approximately 29% and 32%, respectively. NAIE operates a manufacturing facility in Switzerland, which is intended to facilitate an increase in sales of the Company’s products overseas and which contributed approximately 18% and 8% of the Company’s net sales for the fiscal years ended June 30, 2001 and 2000, respectively. The Company may experience difficulty expanding in international markets due to regulatory barriers, the necessity of adapting to new regulatory systems, and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things, (1) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company’s ability to sell certain products or repatriate profits to the United States, (2) exposure to currency fluctuations, (3) the potential imposition of trade or foreign exchange restrictions or increased tariffs, and (4) economic and political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

Government Regulation

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency, and the Occupational Safety and Health Administration. The Company’s activities are also regulated by various agencies of the states and localities in which the Company’s products are sold. In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals, herbs, food, and over-the-counter and prescription drugs and cosmetics. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of vitamins, over-the-counter drugs, cosmetics and foods.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating the active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

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

The FDA is developing additional regulations to implement DSHEA. Labeling regulations may require expanded or different labeling for the Company’s vitamin and nutritional products. The Company cannot determine what effect such regulations, when fully implemented, will have on its business in the future. Such regulations could, among other things, require the recall, reformulation or discontinuance of certain products, additional record keeping, warnings, notification procedures and expanded documentation of the properties of certain products or scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements could result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, fines, product recalls and seizures.

Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into a market or prevent or delay the introduction, or require the reformulation of, certain of the Company’s products. In addition, the Company cannot predict whether new domestic or foreign legislation regulating its activities will be enacted. Such new legislation could have a material adverse effect on the business, operations and financial condition of the Company.

Failure to Attract and Retain Management Could Harm Our Ability to Achieve Profitability

The Company’s success is dependent in large part upon its continued ability to identify, hire, retain, and motivate highly skilled management employees. Competition for these employees is intense, and the Company may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. The majority of the Company’s current corporate officers began their employment with the Company in fiscal years 2000 and 2001. The inability of the Company to retain competent professional management could adversely effect our ability to execute our business strategy.

Centralized Location of Manufacturing Operations

The Company currently manufactures the vast majority of its products at its manufacturing facilities in San Marcos, California. Accordingly, any event resulting in the slowdown or stoppage of the Company’s manufacturing operations or distribution facilities in San Marcos could have a material adverse affect on the Company. The Company maintains business interruption insurance. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that may be incurred from an interruption in the Company’s manufacturing and distribution operations.

Concentration of Ownership; Certain Anti-Takeover Considerations

The Company’s directors and executive officers beneficially own in excess of 22.9% of the outstanding Common Stock as of June 30, 2001. Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies, and business operations of the Company. The Company’s Board of Directors has the authority to approve the issuance of 500,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company’s shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Certain provisions of Delaware law, as well as the issuance of preferred stock, and other “anti-takeover” provisions in the Company’s Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company’s shareholders, and may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data as required by this item are set forth on pages 25 through 51.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Form 8-K filed May 24, 2001, and amended June 12, 2001

Item 4. Changes In Registrant’s Certifying Accountant

(b) On May 16, 2001, the Board of Directors of the Company notified KPMG LLP (“KPMG”) that their appointment as independent auditors has been terminated effective May 16, 2001.

The reports of KPMG on the Company’s financial statements for the fiscal years ended June 30, 1999 and June 30, 2000 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company’s financial statements for the fiscal years ended June 30, 1999 and June 30, 2000, and in the subsequent interim period through March 31, 2001, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The Company provided KPMG with a copy of this disclosure and requested KPMG to furnish it with a letter addressed to the Securities Exchange Commission stating whether it agrees with the above statements. A copy of that letter dated May 24, 2001 was filed as Exhibit 16.1 to a current report filed with the Securities and Exchange Commission on Form 8-K as amended.

(c) The Registrant engaged the accounting firm of Ernst & Young LLP (“Ernst & Young”), on May 21, 2001, as the independent auditors to audit the Registrant’s financial statements. Neither the Registrant nor anyone acting on its behalf has previously consulted Ernst & Young for any purpose, within the last two most recent fiscal years or any subsequent interim period.

Item 7. Financial Statements and Exhibits

(c) Exhibit 16.1 Letter from KPMG to the Securities Exchange Commission dated May 24, 2001.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included under the caption “Directors and Executive Officers of the Registrant” in the Registrant’s Proxy Statement for the next Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under the caption “Executive Compensation” in the Registrant’s Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Registrant’s Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included under the caption “Certain Relationships and Related Transactions” in the Registrant’s Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(B)	EXHIBITS

23.1	Consent of KPMG LLP, Independent Auditors

23.2	Consent of Ernst & Young LLP, Independent Auditors

(C)	REPORTS FORM 8-K

The following filings, and amendment, on Form 8-K were filed during the fourth fiscal quarter, of the fiscal year reported herein, ended June 30, 2001:

Form 8-K filed May 24, 2001, and amended June 12, 2001 Item 4. Changes in Registrant’s Certifying Accountant

NATURAL ALTERNATIVES INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
JUNE 30, 2001

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
NATURAL ALTERNATIVES INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheet of Natural Alternatives International, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14 (a)(2) for the year ended June 30, 2001. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. and subsidiaries at June 30, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

San Diego, California
August 13, 2001
except the second paragraph of
Note E, as to which the date is
October 10, 2001

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
NATURAL ALTERNATIVES INTERNATIONAL, INC.

We have audited the consolidated balance sheet of Natural Alternatives International, Inc. and subsidiaries as of June 30, 2000 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as of June 30, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. and subsidiaries as of June 30, 2000, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Diego, California
October 9, 2000

NATURAL ALTERNATIVES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000

ASSETS

	June 30	June 30
	2001	2000

	(Amounts in thousands except share data)
Current Assets:
Cash and cash equivalents	$499	$815
Accounts receivable — less allowance for doubtful
accounts of $470 at June 30, 2001 and $330 at June 30, 2000 (Notes F and M)	3,331	4,097
Inventories (Notes C and F)	6,201	7,627
Income tax refund receivable (Note G)	—	1,500
Deferred income taxes (Note G)	—	1,467
Related parties notes receivable — current portion (Note K)	—	815
Prepaid expenses	481	635
Deposits	353	390
Other current assets	172	154

Total Current Assets	11,037	17,500

Property and equipment, net (Notes D and F)	13,478	15,037

Other Assets:
Deferred income taxes (Note G)	—	826
Related parties notes receivable, less current portion (Note K)	451	444
Other noncurrent assets, net	102	302

Total Other Assets	553	1,572

TOTAL ASSETS	$25,068	$34,109

See accompanying notes to consolidated financial statements.

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (continued)
JUNE 30, 2001 AND 2000

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30	June 30
	2001	2000

	(Amounts in thousands except share data)
Current Liabilities:
Accounts payable	$4,149	$4,422
Accrued compensation and employee benefits	320	355
Lines of credit (Note F)	242	2,803
Notes payable (Note F)	—	1,741
Income taxes payable (Note G)	72	—
Current accrual for loss on lease obligation	—	50
Current installments of long-term debt and capital lease (Note F)	889	490

Total Current Liabilities	5,672	9,861

Deferred income taxes (Note G)	—	—
Long-term debt and capital lease, less current installments (Note F)	3,567	3,345
Long-term pension liability (Note H)	225	417

Total Liabilities	9,464	13,623

Commitments and contingencies (Notes F, H, J and N)

Stockholders’ Equity (Note I):
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 8,000,000 shares authorized, issued and outstanding 6,048,106 at June 30, 2001 and 6,024,380 at June 30, 2000	60	60
Additional paid-in capital	11,307	11,272
Retained earnings	5,609	10,498
Treasury stock, at cost, 262,500 shares at June 30, 2001 and June 30, 2000	(1,283)	(1,283)
Accumulated other comprehensive loss (Note E)	(89)	(61)

Total Stockholders’ Equity	15,604	20,486

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,068	$34,109

See accompanying notes to consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

	2001	2000	1999

	(Dollars in thousands except share data)
Net sales	$42,158	$47,827	$57,430
Cost of goods sold	33,970	42,152	45,010
Inventory write-off	—	2,000	—

GROSS PROFIT	8,188	3,675	12,420

Selling, general & administrative expenses	8,848	8,670	11,965
Loss on abandonment of leased facility	—	1,729	5,392
Loss associated with impairment of intangible assets acquired	1,544	—	—

LOSS FROM OPERATIONS	(2,204)	(6,724)	(4,937)

Other income (expense):
Interest income	92	139	185
Interest expense	(755)	(399)	(85)
Equity in loss of unconsolidated joint venture	(38)	(62)	—
Foreign exchange gain	15	74	—
Other, net	371	71	15

	(315)	(177)	115

LOSS BEFORE INCOME TAXES	(2,519)	(6,901)	(4,822)
Provision for income taxes (benefit) (Note G)	2,370	(2,429)	(1,899)

NET LOSS	$(4,889)	$(4,472)	$(2,923)

Unrealized loss on investments	(28)	(1)	(12)

Comprehensive Loss	$(4,917)	$(4,473)	$(2,935)

NET LOSS PER COMMON SHARE:
Basic	$(0.85)	$(0.78)	$(0.50)

Diluted	$(0.85)	$(0.78)	$(0.50)

Weighted average common shares outstanding:
Basic shares	5,769,585	5,756,705	5,868,159
Diluted shares	5,769,585	5,756,705	5,868,159

See accompanying notes to consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

						Accumulated
	Common Stock			Additional		Other
			Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Total

	(Dollars in thousands)
Balance, June 30, 1998	5,768,209	$58	$9,757	$17,893	—	$(48)	$27,660
Issuance of common stock upon exercise of stock options	234,166	2	1,106	—	—	—	1,108
Income tax benefit from stock options exercised	—	—	374	—	—	—	374
Treasury stock purchased	—	—	—	—	(1,116)	—	(1,116)
Net unrealized loss on investments	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	(2,923)	—	—	(2,923)

Balance, June 30, 1999	6,002,375	$60	$11,237	$14,970	$(1,116)	$(60)	$25,091
Issuance of common stock for employe stock purchase plan	22,005	—	35	—	—	—	35
Treasury stock purchased	—	—	—	—	(167)	—	(167)
Net unrealized loss on investments	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(4,472)	—	—	(4,472)

Balance, June 30, 2000	6,024,380	$60	$11,272	$10,498	$(1,283)	$(61)	$20,486
Issuance of common stock for employee stock purchase plan	23,726	—	35	—	—	—	35
Net unrealized loss on investments	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	(4,889)	—	—	(4,889)

Balance, June 30, 2001	6,048,106	$60	$11,307	$5,609	$(1,283)	$(89)	$15,604

See accompanying notes to consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

	2001	2000	1999

	(Dollars in thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(4,889)	$(4,472)	$(2,923)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	286	(142)	566
Write-off of inventory	—	2,000	—
Write-off of notes receivable	89	80	353
Tax benefit on option exercise	—	—	374
Depreciation and amortization	2,487	2,182	1,638
Impairment charge on intangible assets	1,216	—	—
Deferred income taxes	2,293	(907)	(1,032)
Pension expense, net of contributions	(192)	7	163
Loss on disposal of assets	32	162	5
Loss on investments	37	63	1
Loss on abandonment of leased facility, net of amounts paid	(50)	(2,384)	4,739
Other	—	—	10
Foreign exchange gains on foreign debt	—	(86)	—
Changes in operating assets and liabilities:
Accounts receivable	373	3,560	4,477
Inventories	1,426	249	1,629
Tax refund receivable	1,500	729	(2,229)
Prepaid expenses	154	420	28
Deposits	37	875	(624)
Accrued interest on related parties notes receivable	(53)	(64)	—
Other current assets	(109)	—	—
Other noncurrent assets	12	393	—
Accounts payable	(302)	(3,883)	(3,997)
Income taxes payable	72	—	(378)
Accrued compensation and employee benefits	(35)	(431)	348

Net Cash Provided by (Used in) Operating Activities	$4,384	$(1,649)	$3,148

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

	2001	2000	1999

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	$—	$54	$10
Capital expenditures	(960)	(5,161)	(5,700)
Issuance of notes receivable	(100)	(826)	(641)
Repayment of notes receivable	17	78	343
Investment purchases	—	(100)	(334)
Increases intangible assets	(11)	—	—
Other assets	—	—	(399)

Net Cash Used in Investing Activities	(1,054)	(5,955)	(6,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowing on lines of credit	(2,561)	2,833	—
Borrowings on long-term debt and capital leases	1,708	5,455	—
Payments on long-term debt and capital leases	(2,828)	(800)	(70)
Issuance of common stock	35	35	1,108
Treasury stock acquisitions	—	(167)	(1,116)

Net Cash (Used in) Provided by Financing Activities	(3,646)	7,356	(78)

Net Decrease in Cash and Cash Equivalents	(316)	(248)	(3,651)
Cash and Cash Equivalents at Beginning of Year	815	1,063	4,714

Cash and Cash Equivalents at End of Year	$499	$815	$1,063

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$676	$365	$84
Income taxes (refunded) paid	(1,497)	(2,252)	1,196

Disclosure of non-cash activities:
Net unrealized gains (losses) on investments	$(28)	$(1)	$(12)

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Related parties notes receivable	$855	$—	$—
Investments	150	—	—
Accounts receivable	107	—	—
Other current assets	64	—	—
Accounts payable	29	—	—

	$1,205	$—	$—

See accompanying notes to consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Natural Alternatives International, Inc. manufactures vitamins, micronutrients and related nutritional supplements, and provides innovative private-label products for specialized corporate, institutional and commercial accounts worldwide. The Company operates in a single segment, nutritional supplements.

Principles of Consolidation

The consolidated financial statements include the accounts of Natural Alternatives International, Inc. and its wholly-owned subsidiary, NAIE Natural Alternatives International Europe, SA (“Company”). All significant intercompany accounts and transactions have been eliminated. The functional currency of the Company’s foreign subsidiary is the United States dollar. The financial statements of the subsidiary have been translated at either current or historical exchange rates, as appropriate, with gains and losses included in the consolidated statements of operations.

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

Revenue Recognition

Revenue from sales of product, and related cost of products sold, are recognized at the time title passes to the customer, which usually occurs upon shipment. Customers generally do not have the right to return product unless damaged or defective.

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Goods Sold

Cost of goods sold includes raw material, labor and manufacturing overhead.

Research and Development Costs

Research and development costs are charged to expense when incurred and were $718,000, $774,000, and $754,000 for the years ended June 30, 2001, 2000, and 1999, respectively.

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

Stock Option Plans

The Company accounts for its stock-based employee compensation for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, as allowed under SFAS 123. Accordingly, compensation cost is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the price the employee must pay to acquire the stock.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, line of credit and note payable approximates fair value due to the relatively short maturity of such instruments. The carrying amounts for long-term debt approximate fair value as the interest rates and terms are comparable to rates and terms that could be obtained currently for similar instruments.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). This statement requires the presentation of basic earnings (loss) per share, computed using the weighted average number of shares outstanding during the period, and diluted earnings (loss) per share, computed using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for the Company’s diluted earnings (loss) per share computation. Basic and diluted earnings (loss) per share have been calculated as follows:

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the Years Ended June 30, 2001, 2000, and 1999
(Amounts in thousands except share data)

	2001	2000	1999

Numerator:
Net loss — Numerator for basic and diluted loss per share — loss available to common shareholders (In thousands)	$(4,889)	$(4,472)	$(2,923)

Denominator:
Denominator for basic loss per share — weighted average shares	5,769,585	5,756,705	5,868,159
Denominator for diluted loss per share — adjusted weighted average shares with assumed conversions	5,769,585	5,756,705	5,868,159

Basic loss per share	$(0.85)	$(0.78)	$(0.50)

Diluted loss per share	$(0.85)	$(0.78)	$(0.50)

For the years ended June 30, 2001, 2000 and 1999, shares related to stock options of 524,400, 313,000 and 352,750, respectively, were excluded from the calculation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with the Company’s largest customers (see Note M). These customers’ receivable balances collectively represent 85% of gross accounts receivable at June 30, 2001 and 71% at June 30, 2000. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising the Company’s remaining customer base.

Reclassifications

In July 2000, the Emerging Issues Task Force (“EITF”) finalized its consensus on Issue No. 00-10, “Accounting for Shipping and Handling Revenues and Costs.” Pursuant to EITF Issue No. 00-10 and the Securities and Exchange Commission’s position on this issue, all amounts billed to customers for shipping and handling should be included in “net sales” and costs incurred related to shipping and handling should be included in “cost of goods sold.” The Company had previously included shipping and handling revenues and costs in “selling” expenses. The Company’s Statement of Operations for all periods presented has been reclassified and reflects the classification required by EITF Issue No. 00-10. As a result, revenues for the years ended June 30, 2001, 2000 and 1999 were increased by the amounts billed to customers for freight of $240,000, $75,000 and $11,000, respectively, which was previously offset by Shipping Expenses in the warehouse operations. Shipping Expenses were $279,000, $337,000 and $224,000 for fiscal years 2001, 2000 and 1999, respectively.

Certain other prior period amounts have been reclassified to conform with the current period presentation.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.	INTERNATIONAL SUBSIDIARY

On January 22, 1999, Natural Alternatives International Europe, SA (“NAIE”), was incorporated as a wholly-owned subsidiary of the Company, based in Manno Switzerland, which is adjacent to the city of Lugano. In September 1999, NAIE opened its new manufacturing facility to provide manufacturing capability in encapsulation and tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration. Upon formation, NAIE obtained from the Swiss tax authorities a five-year federal and local income tax holiday ending in fiscal 2005.

C.	INVENTORIES

Inventories are comprised of the following at June 30:

	2001	2000

	(Dollars in thousands)
Raw materials	$2,758	$4,187
Work in progress	2,196	2,409
Finished goods	1,247	1,031

	$6,201	$7,627

D.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30:

	Life Used For
	Depreciation	2001	2000

		(Dollars in thousands)

Land	NA	$393	$393
Building and building improvements	5 - 39 years	3,277	3,285
Machinery and equipment	3 - 15 years	14,675	14,301
Office equipment and furniture	5 - 7 years	3,813	3,679
Vehicles	3 years	197	179
Leasehold improvements	5 - 39 years	4,100	3,920

Total property and equipment		26,455	25,757
Less accumulated depreciation and amortization		(12,977)	(10,720)

Property and equipment, net		$13,478	$15,037

E.	INVESTMENTS

The Company’s investments include equity securities classified as available for sale and carried at fair value, with unrealized gains and losses excluded from net earnings and are included in Accumulated Other Comprehensive Loss. Securities are valued at $17,000 and $44,000 as of June 30, 2001 and 2000 and are included in other current assets in the accompanying balance sheet. The security portfolio includes gross unrealized losses, net of tax, of $89,000 and $61,000 at June 30, 2001 and 2000, respectively.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.	DEBT

On December 20, 2000, the Company replaced an existing $9.0 million working capital line of credit with $9.35 million in new financing. The new financing consists of a $7.0 million working capital line of credit, a $1.6 million term note, and an additional $750,000 term note facility to be used to finance equipment purchases. The entire credit facility carries an annual interest rate of prime plus 0.5%, for an effective interest rate of 7.25% at June 30, 2001. Borrowings under the line of credit are collateralized by eligible accounts receivable and inventory, as defined in the agreement; proceeds are to be used to support ongoing operating requirements. As of June 30, 2001, the Company was not in compliance with certain financial covenant provisions of the credit agreement.

In October 2001, the Company and the lender amended the credit agreement to provide new debt covenant restrictions and waive default rights and remedies as of June 30, 2001. Under the amended agreement the working capital line of credit was reduced to $2.5 million. The entire credit facility, including the term note, now expires on July 1, 2002. The term note is to be repaid in monthly installments of approximately $26,700 with the balance due upon expiration of the agreement on July 1, 2002.

As of June 30, 2001, amounts outstanding under the line of credit, the term note, and the equipment purchases facility were $213,000, $1.4 million, and $-0-, respectively. The Company expects this line to be refinanced in the normal course of business.

On May 2, 1996, the Company entered into a term note agreement for $1.1 million, secured by a building, at an annual interest rate of 8.25%. The note is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of June 30, 2001 the outstanding amount is $872,000.

NAIE has a line of credit agreement permitting borrowings up to CHF 1.0 million, or approximately $558,000 at June 30, 2001, at an annual interest rate of 5.5%. The line of credit requires minimum annual principal payments of CHF 250,000, or $139,000, due annually on December 31; management expects this line to be renewed in the normal course of business. The agreement contains no financial covenants. As of June 30, 2001, the Company has converted approximately $223,000 of amounts previously borrowed under the line of credit, into various unsecured term notes with maturities from six to twelve months at interest rates ranging from 5.5% to 6.0%. The amount outstanding under the line of credit was approximately $30,000 as of June 30, 2001.

In March 2001, NAIE entered into a capital lease arrangement with a bank for CHF 182,000, or approximately $108,000. The lease provides for monthly payments of approximately $3,000 over its thirty six (36) month term. Proceeds were used to finance capital equipment purchased.

On November 9, 1999, the Company entered into a term note agreement for $2.5 million, secured by equipment, at an annual interest rate of 9.2%. The note has a five-year term that provides for principal and interest payable in monthly installments of $52,000. As of June 30, 2001 the outstanding amount is $1.828 million.

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F.	DEBT (continued)

The composite interest rate on all outstanding debt at June 30, 2001 was 8.06%.

Aggregate amounts of long-term debt maturities as of June 30, 2001 are as follows:

(Dollars in thousands)
2002	$857
2003	908
2004	963
2005	651
2006	243
Thereafter	742

$4,364

Future minimum payments under capital lease obligation as of June 30, 2001 are as follows:

(Dollars in thousands)
2002	$36
2003	36
2004	27
2005	—
2006	—
Thereafter	—

99
Less amount representing interest	7

Present value of minimum lease payments	92
Less current portion	(32)

Long-term portion	$60

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.	INCOME TAXES

Income taxes (benefit) for the year ended June 30 consist of the following:

	2001	2000	1999

	(Dollars in thousands)
Current:
Federal	$—	$(1,525)	$(857)
State	—	3	(10)

	—	(1,522)	(867)

Deferred:
Federal	1,992	(755)	(689)
State	378	(152)	(343)

	2,370	(907)	(1,032)

Income taxes (benefit)	$2,370	$(2,429)	$(1,899)

The provision (benefit) for deferred income taxes for the year ended June 30 consists of the following:

	2001	2000	1999

	(Dollars in thousands)
Accrual for loss on lease obligation	$—	$951	$(971)
Accelerated depreciation and amortization for tax purposes	91	21	93
Increase in valuation allowance	3,355	83	—
Inventories	(90)	(697)	(106)
Bad debt expense	(51)	308	(245)
Accrued vacation expense	(18)	(15)	7
Customer deposits	—	(80)	—
State income taxes	—	—	232
Credit carryforward	—	(126)	—
Investment loss carryforward	—	36	—
Other, net	304	(102)	14
Net operating loss carryforward	(1,221)	(1,286)	(56)

	$2,370	$(907)	$(1,032)

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. INCOME TAXES (continued)

Net deferred tax assets and deferred tax liabilities as of June 30 are as follows:

	2001	2000

	(Dollars in thousands)
Deferred tax assets:
Accrual for loss on lease obligation	$—	$20
Allowance for doubtful accounts	184	135
Accrued vacation expense	78	61
Credit carryforward	126	126
Allowance for inventories	1,220	1,160
Other, net	116	102
Deposits	—	80
Net operating loss carryforward	2,456	1,494

Total gross deferred tax assets	4,180	3,178
Less valuation allowance	3,474	119

Net deferred tax assets	706	3,059

Deferred tax liabilities:
Accumulated depreciation and amortization	706	614
Federal impact of state NOL carryforward	—	152

Net deferred tax liabilities	706	766

Net deferred tax asset	$—	$2,293

At June 30, 2001, the Company has federal and state tax net operating loss carry forwards of approximately $6,400,000 and $4,700,000, respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2005, respectively, unless previously utilized.

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. The valuation allowance for deferred tax assets was $119,000 at June 30, 2000. In assessing the realizability of deferred tax assets, management considered, among other things, the scheduled reversal of deferred tax liabilities, projected future taxable income, and other planning strategies. As of June 30, 2000 management believed it was more likely than not that the Company would realize the benefit of the net deferred tax asset, net of the existing valuation allowance.

As reflected in the Company’s filings on Form 10-Q for the three fiscal quarters ended March 31, 2001 and based upon various forecasts of future taxable income, management believed that as to the deferred tax assets as of June 30, 2000 and subsequent additions through the third quarter of fiscal 2001, it was more likely than not that the Company would realize the benefit of the net deferred tax assets. During the fourth fiscal quarter of 2001, management reviewed the likelihood of the realizability of the net deferred tax assets. Based upon the comprehensive business plan completed in June 2001, the historical operating losses and the uncertainty regarding sufficient near term taxable income, management believes that this evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets. Therefore, a valuation allowance of $3,474,000 was recorded.

As was discussed in Note B, NAIE obtained from the Swiss tax authorities a five year federal and local income tax holiday ending in fiscal 2005. NAIE had income of $1,471,000 for the year ended June 30, 2001.

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. INCOME TAXES (continued)

A reconciliation of income taxes computed by applying the statutory federal income tax rate of 34% to earnings before income taxes for the year ended June 30 is as follows:

	2001	2000	1999

	(Dollars in thousands)
Income taxes (benefit) computed at statutory federal income tax rate	$(857)	$(2,346)	$(1,640)
State income taxes (benefit), net of federal income tax benefit (expense)	(101)	(214)	(220)
Increase (decrease) in valuation allowance	3,355	83	—
Expenses not deductible for tax purposes	70	68	32
Foreign tax holiday	(442)	57	—
Other	345	(77)	(71)

Income taxes (benefit) as reported	$2,370	$(2,429)	$(1,899)

Effective tax rate	94.1%	35.2%	39.4%

H. EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. All employees with twelve months and at least one thousand hours of service during the twelve-month period are eligible to participate in the plan. The Company may make contributions at the discretion of its Board of Directors. The Company contributed and expensed $-0-, $117,000, and $167,000 in 2001, 2000, and 1999, respectively.

The Company has a “Cafeteria Plan” pursuant to Section 125 of the Internal Revenue Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. The Company recognizes the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed for these benefits totaled $271,000, $348,000, and $366,000 for 2001, 2000, and 1999, respectively.

In December 1999, the Company adopted an employee stock purchase plan that provides for the issuance of up to 150,000 shares of Common Stock. The plan is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees, as designated by the Human Resource Committee of the Board of Directors. Under the terms of the plan, participating employees are eligible to have a maximum of 10% of their compensation withheld through payroll deductions to purchase shares of Common Stock at the lower of 85% of (i) the fair market value at the beginning of each offering period or (ii) the fair market value on predetermined dates. As of June 30, 2001, 45,731 shares of Common Stock have been issued pursuant to this plan.

The Company sponsors a defined benefit pension plan (the “Plan”), which provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 21, 1999, the Company adopted an amendment to freeze benefit accruals to the participants of the Plan, resulting in the recognition of $97,606 of net curtailment gains in 1999. The gain resulted from the net decrease of the Company’s benefit obligation. At June 30, 2001, the estimated amortized portion of the unfunded estimated accrued liability for prior service cost, using a 30-year funding period, amounted to approximately $225,000. This amount has been accrued. The Company’s policy is to fund the net pension cost accrued. However, the Company would not contribute an amount less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or more than the maximum tax-deductible amount.

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H. EMPLOYEE BENEFIT PLANS (continued)

Disclosure of Funded Status

The following table sets forth the Plan’s funded status and amount recognized in the Company’s consolidated balance sheets at June 30, after the effect of curtailment:

	2001	2000

	(Dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$988	$1,179
Interest cost	68	69
Actuarial (gain)/loss	141	(227)
Benefits paid	—	(33)
Other	(219)	—

Benefit obligation at end of year	$978	$988

Change in Plan Assets
Fair value of plan assets at beginning of year	$768	$769
Actual return on plan assets	18	32
Employer contributions	201	—
Benefits paid	—	(33)
Other	(219)	—

Fair value of plan assets at end of year	$768	$768

Reconciliation of Funded Status
Funded status (under)/over funded	$(210)	$(220)
Unrecognized net actuarial (gain)/loss	(15)	(197)

(Accrued)/Prepaid benefit cost	$(225)	$(417)

Additional Minimum Liability Disclosures
Accrued benefit liability	$(210)	$(220)

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H. EMPLOYEE BENEFIT PLANS (continued)

Net Periodic Benefit Cost

The Net Periodic Benefit Cost for the fiscal years ending June 30 includes the following components:

	2001	2000

	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Interest cost	$68	$68
Expected return on Plan Assets	(58)	(61)
Recognized net actuarial (gain)/loss	(6)	—
Effect of special events (curtailment)	4	—

Net periodic benefit cost	$8	$7

Assumption and Method Disclosures

	2001	2000

Discount rate	6.50%	7.00%
Expected long term rate of return	7.50%	7.50%
Amortization method	Straight-line	Straight-line

I. STOCKHOLDERS’ EQUITY

Treasury Stock

In February 1999, the Board of Directors approved a repurchase program of up to 500,000 shares of the Company’s common stock. As of June 30, 2001, 262,500 shares had been repurchased under this repurchase program, including 13,000 shares from an officer of the Company.

Stock Option Plans

Effective June 5, 1992, the Company adopted the 1992 Incentive Stock Option Plan for which 500,000 common shares have been reserved for issuance to officers, directors, and key employees of the Company. The plan provides that no option may be granted at an exercise price less than the fair market value of the common stock of the Company on the date of grant. On September 9, 1993, 200,000 options were granted with an exercise price equal to the fair market value price of $4.875 per share. On January 21, 1998, 300,000 options were granted with an exercise price equal to the fair market value price of $10.50 per share. During fiscal 1999, 188,250 options were forfeited, and on May 10, 1999 an additional 70,000 options were granted with an exercise price equal to the fair market value price of $3.78 per share. During fiscal 2000 an additional 30,000 options were granted on December 6, 1999 to equal the fair market value price of $3.19 per share and 38,750 options were forfeited. During fiscal 2001 no options were granted under this plan, but 8,000 were forfeited.

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. STOCKHOLDERS’ EQUITY (continued)

Also effective June 5, 1992, the Company adopted the 1992 Nonqualified Stock Option Plan and reserved a total of 250,000 common shares for issuance to officers, employees, and consultants of the Company. On September 9, 1993, 250,000 options were granted with an exercise price equal to the fair market value price of $4.875 per share. All remaining options under this plan were exercised or forfeited as of June 30, 1999. As of June 30, 2001, no additional shares are reserved.

Effective December 9, 1994, the Board of Directors approved the 1994 Nonqualified Stock Option Plan for which 500,000 common shares were reserved for issuance to officers, employees, and consultants of the Company. On January 24, 1995, 500,000 options were granted with an exercise price equal to the fair market value price of $4.625 per share. During the fiscal years 2000 and 1999, a total of 34,166 options were exercised, while 296,000 options were forfeited. As of June 30, 2001, no additional shares are reserved.

On October 28, 1998, and as amended March 11, 1999, the Board of Directors adopted the 1998 Outside Director Compensation Plan that provided non-employee directors an annual grant of nonqualified stock options. During fiscal 2000, three options for 10,000 shares each, were granted as of March 11, 1999, at a fair market value price of $5.75 per share, and one grant of 10,000 shares was subsequently forfeited.

At the Company’s Annual Meeting held on December 6, 1999, the Stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”) and reserved a total of 500,000 common shares for issuance to officers, directors, employees, and consultants of the Company. Grants under this Plan can be either Incentive Stock Options, or Nonqualified Stock Options. During fiscal 2000 there were three grants under this Plan — 108,500 options were granted at $2.031 per share, 30,000 options were granted at $2.156 per share, and 12,000 options were granted at $1.813 per share on February 10, 2000, March 1, 2000, and June 29, 2000, respectively. Of the 150,500 options granted in fiscal 2000, 30,500 were forfeited as of June 30, 2000. During fiscal 2001 total options granted were 233,000; 167,000 options were granted at $2.00 per share on August 28, 2000, 20,000 options at $2.44 per share were granted on January 8, 2001, 30,000 options were granted at $2.81 per share on March 12, 2001, 10,000 options at $2.38 per share were granted on April 16, 2001, and 6,000 options were granted at $2.35 per share on June 22, 2001. Total options forfeited during fiscal 2001 were 13,600.

With the exception of the 1999 Plan; all stock options under each of the plans have five-year terms and all options become fully vested within three years of their grant date. The stock options granted under the 1999 Plan have either a five or a ten-year term and become fully vested within three years of their grant date.

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. STOCKHOLDERS’ EQUITY (continued)

Stock option activity during the periods indicated is summarized below:

	1992	1992	1994
	Incentive	Nonqualified	Nonqualified	1998 Outside	1999
	Plan	Plan	Plan	Director Plan	Plan

Outstanding and exercisable at June 30, 1998	338,391	61,609	330,166	—	—
Exercised	(38,391)	(61,609)	(34,166)	—	—
Forfeited	(188,250)	—	(125,000)	—	—
Granted	70,000	—	—	—	—

Outstanding at June 30, 1999	181,750	—	171,000	—	—
Exercised	—	—	—	—	—
Forfeited	(38,750)	—	(171,000)	(10,000)	(30,500)
Granted	30,000	—	—	30,000	150,500

Outstanding at June 30, 2000	173,000	—	—	20,000	120,000
Exercised	—	—	—	—	—
Forfeited	(8,000)	—	—	—	(13,600)
Granted	—	—	—	—	233,000

Outstanding at June 30, 2001	165,000	—	—	20,000	339,400

Exercisable at June 30, 2001	128,333	—	—	13,334	36,540

Weighted-average exercise price:
June 30, 2001	$7.13	$—	$—	$5.75	$2.13
June 30, 2000	$7.29	$—	$—	$5.75	$2.04
Weighted-average remaining contractual life in years	2.3	—	—	2.7	8.2
Available for grant at June 30, 2001	143,000	—	—	—	160,600

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 2001: risk-free interest rate of 6.0% at the grant date; dividend yield of zero; expected life of four years depending on the option termination date; and volatility of 52%. The weighted average fair value of the options granted during fiscal 2001 was $2.17 per share.

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

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 1999: risk-free interest rate of 5.9% at the grant date; dividend yield of zero; expected life of three to six years depending on the option termination date; and volatility of 62.1%. The weighted average fair value of the options granted during fiscal 1999 was $1.74 per share.

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock option grants to employees in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net earnings (loss) would have been the pro forma amounts indicated below. These proforma amounts are not necessarily representative of the effects on reported net income (loss) for future years.

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. STOCKHOLDERS’ EQUITY (continued)

	2001	2000	1999

	(Dollars in thousands except per share data)
Net loss, as reported	$(4,889)	$(4,472)	$(2,923)
Pro forma net loss	$(4,993)	$(4,750)	$(3,311)

Basic loss per share, as reported	$(0.85)	$(0.78)	$(0.50)
Pro forma basic loss per share	$(0.87)	$(0.83)	$(0.56)

Diluted earnings loss per share, as reported	$(0.85)	$(0.78)	$(0.50)
Pro forma diluted loss per share	$(0.87)	$(0.83)	$(0.56)

Other Stock Options

On January 24, 1995, the Board of Directors granted 100,000 options with an exercise price of $4.625 in exchange for consulting services and reserved 100,000 common shares. The options were exercised in January 1999. As of June 30, 2001, no additional shares are reserved.

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

NAIE leases two units in Manno, a town adjacent to Lugano, Switzerland. Both units total approximately 22,000 square feet. The facilities are used primarily for the use of manufacturing, packaging and distribution of nutritional supplement products for the European marketplace. The Company entered into a five-year lease agreement in March 1999 for the initial unit containing 18,000 square feet, with the facility becoming fully operational for manufacturing operations in September 1999. The lease for the second unit (the term of which is the same as the first unit) was completed in March 2001, for an additional 4,000 square feet. This unit is expected to be operational in the fourth quarter of fiscal 2002.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases, including the lease agreements referred to above, (with initial or remaining lease terms in excess of one year) are set forth below:

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J. COMMITMENTS (continued)

(Dollars in thousands)
2002	$822
2003	817
2004	354
2005	239
2006	108

$2,340

Rental expense totaled $780,000, $647,000 and $419,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

K. RELATED PARTY TRANSACTIONS

The Company had sales of $-0-, $24,000, and $553,000 for fiscal year 2001, 2000 and 1999, respectively, to a customer in which directors, officers and employees previously had direct and indirect equity ownership. At June 30, 1999 the amount receivable from this company was $91,000, net of a $74,000 bad debt allowance reserve. During fiscal 2000, the Company received payments of $155,000 and wrote off the remaining balance of $34,000. In addition, at June 30, 1999 the Company had a net note receivable from this customer of $50,000. This entire amount was written off as uncollectable during the year ended June 30, 2000. A lawsuit was filed during fiscal 2001 and $65,000 was received from this company. The total amount was credited to Other Income as recovery of amounts previously written off.

During fiscal 1999, the Company made 6% interest-bearing loans of $20,000, secured by Company common stock, to the Vice President of Science and Technology, the Vice President, Marketing, and a former Vice President, Operations. During fiscal 2000 an additional loan of $19,000, with interest at 6% and secured by a second deed of trust on a principal residence, was made to a former Vice President, Marketing. During fiscal 2000 the loan amount, including accrued interest, to the Vice President, Operations, was repaid upon termination of his employment. As of June 30, 2001, the notes receivable from the former Vice President, Marketing were fully reserved as uncollectible. The amount reserved was $39,000 plus accrued interest of approximately $4,000. During fiscal 2001, certain notes and accrued interest receivable, totaling $61,216 from the Company’s Vice President of Science and Technology, which had been fully reserved in fiscal 1999, as uncollectible, were forgiven.

During fiscal 2001, 2000 and 1999, the Company paid the brother and sister-in-law of the Chief Executive Officer approximately $25,000, $58,000 and $33,000, respectively, in settlement of an existing consulting arrangement. As of June 30, 2001, the agreement has expired.

During each of the fiscal years 2001, 2000 and 1999, the Company made non-interest loans to a member of the Board of Directors in the amount of $50,000. Amounts owed on these loans, which are secured by proceeds from life insurance policies, were $350,000, $300,000 and $250,000 at June 30, 2001, 2000 and 1999, respectively.

During fiscal 2001, the Company made a loan to a consultant of $50,000. As of June 30, 2001, the note and interest receivable (total of $52,000), was reserved as uncollectible.

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K. RELATED PARTY TRANSACTIONS (continued)

The balances of these notes receivables from related parties and employees as of June 30, including accrued interest are shown below.

	2001	2000

	(Dollars in thousands)
Chief Executive Officer	$71	$67
Vice President of Science and Technology	27	21
Vice President, Marketing	—	41
Chairperson — Board of Directors	350	300
Other Current Employees	1	24
Former Officers	—	—
Former Employees	—	1
Other	2	—
Former Customers	—	—
FitnessAge (See Note L)	—	805

	$451	$1,259

The Company accrued interest from related parties notes receivable of $4,000 and $67,000 for fiscal 2001 and fiscal 2000, respectively.

L. JOINT VENTURE AND INTANGIBLE ASSETS ACQUIRED

In March 1999, the Company entered into a letter of intent to form a joint venture with FitnessAge Incorporated, a privately held development stage company based in San Diego, CA (“FitnessAge”). In connection therewith, on March 30, 1999 the Company purchased 300,000 shares of FitnessAge common stock for $150,000. On or about the same date, the family limited partnership of the Chief Executive Officer and the Chairperson of the Board of Directors and Secretary purchased 200,000 shares of the Common Stock of FitnessAge for $100,000.

During November 1999, the Company and FitnessAge formalized the joint venture by forming a new company named Custom Nutrition, LLC, a Delaware limited liability company (“Custom Nutrition”) in which the Company at formation had a 40% ownership. Custom Nutrition was formed for the purpose of developing, merchandising, selling and distributing customized nutritional and related products through various channels to individuals who have taken the FitnessAge assessment. Under terms of a 10-year Exclusive Manufacturing Agreement, the Company was to be the exclusive manufacturer of all nutritional supplements and related products sold by Custom Nutrition. Custom Nutrition has obtained an exclusive royalty free license to FitnessAge’s proprietary software technology, including their physical fitness assessments known as the FitnessAge System, as well as, software under development designed to provide customized nutritional assessments. In accordance with the Custom Nutrition LLC Operating Agreement, the Company was required to make an initial capital contribution of $100,000, which was funded during the fourth quarter of fiscal 2000. Income and losses were to be allocated and any additional capital contribution requirements of Custom Nutrition were to be made 60% to FitnessAge and 40% to the Company.

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L. JOINT VENTURE AND INTANGIBLE ASSETS ACQUIRED (continued)

In addition, in November and December 1999, the Company loaned FitnessAge a total of $750,000 (the “Loan”). The Loan was secured by all rights, title, and interest of FitnessAge in Custom Nutrition and FitnessAge’s allocable share of gross revenues which at the time could have been received by Custom Nutrition from a major customer and included interest accruing at an annual rate of 12%. The principal together with all accrued and unpaid interest on the Loan was due November 10, 2000. The Company had the right at any time to convert all or any portion of the amount due on the Loan into the common stock of FitnessAge at a conversion price of $0.75 per share.

During the year ended June 30, 2000, the Company had sales of $135,000 to Custom Nutrition. At June 30, 2000, the net accounts receivable from this customer was approximately $80,000.

As of November 10, 2000, the Company agreed with FitnessAge to extend the maturity of the Loan (the “Extension”). Pursuant to the Extension, the Company combined all accrued and unpaid interest on the Loan into a revised payment schedule requiring payments of $150,000 in February 2001, $150,000 in March 2001, $225,000 in June 2001 and complete pay-off of any outstanding principal and accrued interest by September 2001. In consideration of the Extension, FitnessAge provided the Company with additional collateral in the form of a perpetual, irrevocable, nonexclusive, royalty-free worldwide license to FitnessAge’s proprietary physical assessment software technology.

FitnessAge did not meet its loan payment obligation on February 1, 2001 pursuant to the Extension. As a result, the Company notified FitnessAge on February 2, 2001 of its decision to accelerate the maturity of the Loan and its intention to retain the Loan collateral in satisfaction of FitnessAge’s obligations. As of February 23, 2001, the Company perfected its interest in the collateralized assets, as defined per the escrow agreement and the Uniform Commercial Code, and took full ownership and possession of Custom Nutrition LLC and the perpetual, irrevocable, nonexclusive, royalty-free worldwide license to FitnessAge’s proprietary physical assessment software technology. The Company retained its equity interest in FitnessAge by its ownership of common stock. As of March 31, 2001, the Company believed the assets had future value based on various alternatives, including but not limited to, moving forward to commercialize the assets alone, or with others, restructuring the joint venture with FitnessAge, or other alternatives.

As of June 30, 2001, the management and the Board of Directors determined based on their on-going evaluation of the various alternatives to commercialize the physical assessment software, that the Company will not dedicate the resources necessary to recover the carrying value of the asset. Management has determined that the fair value of the asset is de minimus and therefore recorded a charge of $1,216,000 to write off the carrying value of the intangible asset. In addition, the Company has incurred expenses of approximately $328,000 in its efforts toward commercializing the assets.

M. ECONOMIC DEPENDENCY

The Company had substantial sales to five separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have a material adverse impact on the Company’s revenues and earnings. Sales by customer, representing 10% or more of the respective year’s total sales, are shown below:

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M. ECONOMIC DEPENDENCY (continued)

	2001			2000			1999

	Sales by			Sales by			Sales by
Customer	Customer		%(a)	Customer		%(a)	Customer		%(a)

Customer 1	$21,889,000		52%	$20,818,000		44%	$13,393,000		23%
Customer 2	4,242,000		10%	8,958,000		18%	(b	)
Customer 3	(b	)		(b	)		18,390,000		32%
Customer 4	(b	)		(b	)		9,383,000		16%
Customer 5	4,219,000		10%	(b	)		(b	)

	$30,350,000		72%	$29,776,000		62%	$41,166,000		71%

(a)	Percent of total sales (b) Sales for the year were less than 10% of total sales. Accounts receivable from these customers totaled $2,817,000 and $2,889,000 at June 30, 2001 and 2000, respectively.

N. CONTINGENCIES

The Company is a party to a lawsuit filed in January 2000 by its former President, Director and Chief Financial Officer, William P. Spencer. Mr. Spencer was terminated by the Company, for cause in January 1999. His termination has had no direct effect on the Company’s financial statements. The lawsuit alleges damages for wrongful termination, breach of option contract, conversion, breach of employment contract, discriminatory and retaliatory discharge, workplace harassment and slander. The lawsuit seeks damages in an amount to be proved at trial, and alleges damages in excess of six million dollars. The Company has responded to the lawsuit and has denied it has any liability. The Company has filed a cross-complaint in the lawsuit against Mr. Spencer and Imagenetix, Inc., a corporation in which Mr. Spencer is currently a director, principal shareholder and chief executive, and three other individuals, two of whom are former employees of the Company and the other a former consultant to the Company. The cross-complaint seeks damages and injunctive relief for breach of fiduciary duty; fraud-concealment of material facts; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; civil conspiracy; intentional interference with contract; trade libel; slander per se; breach of contract; conversion; misappropriation of trade secrets; breach of duty of loyalty; unlawful, unfair and/or fraudulent business acts or practices and an accounting. The additional defendants in NAI’s cross-complaint subsequently filed cross-actions against NAI, alleging similar claims as those alleged by Mr. Spencer. The complaint against the Company was further amended to add Imagenetix, Inc. as a claimant and several current or former employees of the Company as defendants. Management believes the additional claims are without merit, and the Company will prevail in its cross-complaint against each cross-defendant. The Company subsequently amended its complaint, adding additional claims against certain parties. In the event a judgment is obtained against the Company in the amount of the damages alleged in the lawsuit or any significant portion thereof, it would have a material adverse impact upon the financial condition of the Company.

While the Company believes the allegations contained in these lawsuits are without merit, the claims have not progressed sufficiently for the Company to estimate the possible exposure, if any.

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

N. CONTINGENCIES (continued)

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies have filed a number of similar lawsuits against some or all of the same manufacturers. The Company’s lawsuit has been consolidated with some of the others and is captioned In re: Vitamin Antitrust Litigation, and is pending in U.S. District Court in Washington D.C. One or more consumer class actions have also been filed against some or all of the same defendants, and at least one of these is presently in a settlement process. The Company brought its own action to insure it understood what actually occurred. To date the Company has received $415,000 in settlement payments from certain defendants. There can be no assurance the claims will be resolved, or, if they are, that it will result in a material benefit to the Company.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

O. SEGMENT INFORMATION

Prior to July 1, 1999 the Company operated solely within the United States. During the year ended June 30, 2000 the Company opened its new wholly owned manufacturing subsidiary in Switzerland. The Company’s segment information by geographic area as of and for the years ended June 30, 2001 and 2000, respectively, is as follows:

		Long Lived	Total	Capital
2001	Sales	Assets	Assets	Expenditures

United States	$34,639	$12,678	$22,674	$605
Europe	7,519	1,370	2,394	355

	$42,158	$14,048	$25,068	$960

		Long Lived	Total	Capital
2000	Sales	Assets	Assets	Expenditures

United States	$44,429	$14,560	$32,006	$3,742
Europe	3,398	1,267	2,869	1,419

	$47,827	$15,827	$34,875	$5,161

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. QUARTERLY DATA (unaudited)

The following is a summary of unaudited quarterly data:

	Year Ended June 30, 2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

	(Amounts in thousands except per share amounts)
Net sales	$10,223	$11,240	$10,341	$10,354	$42,158
Gross profit	2,011	2,845	2,290	1,042	8,188
Net earnings (loss)	$205	$443	$(234)	$(5,303)	$(4,889)
Net earnings (loss) per common share:
Basic	$0.04	$0.08	$(0.04)	$(0.93)	$(0.85)
Diluted	$0.04	$0.08	$(0.04)	$(0.93)	$(0.85)

	Year Ended June 30, 2000

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Net sales	$15,264	$12,064	$9,538	$10,961	$47,827
Gross profit	3,188	(527)	(126)	1,140	3,675
Net earnings (loss)	$87	$(2,411)	$(1,763)	$(385)	$(4,472)
Net earnings (loss) per common share:
Basic	$0.02	$(0.42)	$(0.31)	$(0.07)	$(0.78)
Diluted	$0.02	$(0.42)	$(0.31)	$(0.07)	$(0.78)

SCHEDULE II

NATURAL ALTERNATIVES INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

	Balance at
Allowance for	beginning of			Balance at
doubtful accounts	period	Provision	(Deductions)	end of period

(Dollars in thousands)
Year ended June 30, 2001	$330	$286	$(146)	$470
Year ended June 30, 2000	$472	$389	$(531)	$330
Year ended June 30, 1999	$1,073	$567	$(1,168)	$472

See accompanying independent auditors report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL ALTERNATIVES INTERNATIONAL, INC. (Registrant)

Date: October 12, 2001	By:	/s/ Mark A. LeDoux

(Mark A. LeDoux, Chief Executive Officer)

By:	/s/ Randell Weaver

(Randell Weaver, Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux (Mark A. LeDoux)	Chairman of the Board of Directors	October 12, 2001

/s/ Marie A. LeDoux (Marie A. LeDoux)	Director	October 12, 2001

/s/ Joe E. Davis (Joe E. Davis)	Director	October 12, 2001

/s/ Lee G. Weldon (Lee G. Weldon)	Director	October 12, 2001

/s/ J. Scott Schmidt (J. Scott Schmidt)	Director	October 12, 2001