Form 10-Q
period 2001-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2001-11-13
CIK 787253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15701

NATURAL ALTERNATIVES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	84-1007839 (I.R.S. Employer Identification No.)

1185 Linda Vista Drive, San Marcos, California 92069
(Address of principal executive offices)
(Zip Code)

(760) 744-7340
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

5,785,606

(Number of shares of common stock of the registrant outstanding, net of treasury shares held, as of
October 5, 2001

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30	June 30
(Amounts in thousands except share data)	2001	2001

	(unaudited)	(audited)
Current Assets:
Cash and cash equivalents	$792	$499
Accounts receivable — less allowance for doubtful accounts of $416 at September 30, 2001 and $470 at June 30, 2001	3,395	3,331
Inventories (Note 2)	7,059	6,201
Prepaid expenses	628	481
Deposits	353	353
Other current assets	248	172

Total Current Assets	12,475	11,037
Property and equipment, net	13,151	13,478
Related parties notes receivable, less current portion	452	451
Other noncurrent assets, net	102	102

TOTAL ASSETS	$26,180	$25,068

See accompanying notes to unaudited financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30	June 30
(Amounts in thousands except share data)	2001	2001

	(unaudited)	(audited)
Current Liabilities:
Accounts payable	$4,617	$4,149
Accrued compensation and employee benefits	532	320
Lines of credit	1,496	242
Income taxes payable	86	72
Current installments of long-term debt and capital lease	885	889

Total Current Liabilities	7,616	5,672
Long-term debt and capital lease, less current installments (Note 5)	3,386	3,567
Long-term pension liability	230	225

Total Liabilities	11,232	9,464

Stockholders’ Equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 8,000,000 shares authorized; issued and outstanding 6,048,106 at September 30, 2001 and June 30, 2001, respectively	60	60
Additional paid-in capital	11,310	11,307
Retained earnings	4,951	5,609
Treasury stock, at cost, 262,500 shares	(1,283)	(1,283)
Accumulated other comprehensive loss	(90)	(89)

Total Stockholders’ Equity	14,948	15,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,180	$25,068

See accompanying notes to unaudited financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended
	September 30

(Amounts in thousands except share and per share data)	2001	2000

Net sales	$9,887	$10,223
Cost of goods sold	7,863	8,418

GROSS PROFIT	2,024	1,805
Selling, general & administrative expenses	2,454	1,222
Loss on abandonment of leased facility	—	308

INCOME (LOSS) FROM OPERATIONS	(430)	275

Other income (expense):
Interest income	3	31
Interest expense	(158)	(184)
Equity in loss of unconsolidated joint venture	—	(20)
Foreign exchange gain (loss)	(64)	39
Other, net	5	(6)

	(214)	(140)

INCOME (LOSS) BEFORE INCOME TAXES	(644)	135
Provision (benefit) for income taxes	14	(70)

NET INCOME (LOSS)	($658)	$205

Unrealized loss on investments	(1)	—
Comprehensive earnings (loss)	($659)	$205

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.11)	$0.04

Diluted	$(0.11)	$0.04

Weighted average common shares outstanding:
Basic shares	5,785,606	5,761,880
Diluted shares	5,785,606	5,763,890

See accompanying notes to unaudited financial statements

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	September 30

(Amounts in thousands)	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	($658)	$205
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Bad debt provision	(54)	—
Depreciation and amortization	593	634
Deferred income taxes	—	(70)
Pension expense, net of contributions	5	(197)
Loss on investments	—	20
Accrued interest — notes receivable	(1)	(23)
Foreign exchange (gains) loss — Swiss franc debt	36	(51)
Changes in operating assets and liabilities:
Accounts receivable	(10)	(585)
Inventories	(858)	(275)
Prepaid expenses	(147)	(2)
Deposits	—	(112)
Other current assets	(77)	(142)
Accounts payable	468	953
Income taxes payable	14	—
Accrued compensation and employee benefits	212	128
Accrual for loss on lease obligation	—	(50)

Net Cash Provided (Used) by Operating Activities	($477)	$433

(continued)

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART 1 — FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Three months ended
	September 30

	2001	2000

INVESTING ACTIVITIES:
Capital expenditures	$(266)	$(190)

Net Cash Used in Investing Activities	(266)	(190)

FINANCING ACTIVITIES:
Net borrowing on lines of credit	1,251	293
Payments on long-term debt and capital lease	(218)	(548)
Stock based compensation	3	—

Net Cash Provided by (Used in) Financing Activities	1,036	(255)

Net Increase (Decrease) in Cash and Cash Equivalents	293	(12)
Cash and Cash Equivalents at Beginning of Period	499	815

Cash and Cash Equivalents at End of Period	$792	$803

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$158	$172

Cash paid (received) during the period for:
Income taxes	—	—

See accompanying notes to unaudited financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Interim Financial Information

The unaudited consolidated financial statements of Natural Alternatives International, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial information as of and for the three months ended September 30, 2001 and 2000.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results may differ from such estimates. The consolidated results of operations for the interim periods ended September 30, 2001 and 2000 are not necessarily indicative of the consolidated operating results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the presentation for the period ended September 30, 2001.

Note 2 — Inventories

Inventories are comprised of the following:

	September 30	June 30
(Amounts in thousands)	2001	2001

Raw materials	$3,135	$2,758
Work in progress	2,239	2,196
Finished goods	1,685	1,247

	$7,059	$6,201

Note 3 — Net Income Per Share

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

(Amounts in thousands except share data)
	Three Months Ended September 30
	2001	2000

Numerator:
Net income (loss) — Numerator for basic and diluted income (loss) per share — income available to common shareholders	($658)	$205

Denominator:
Denominator for basic income (loss) per share — weighted average shares	5,785,606	5,761,880
Effect of dilutive securities — employee stock options	—	2,010

Denominator for diluted earnings (loss) per share — adjusted weighted average shares with assumed conversions	5,785,606	5,763,890

Basic income (loss) per share	$(0.11)	$0.04
Diluted income (loss) per share	$(0.11)	$0.04

For the three months ended September 30, 2001 and 2000, there were outstanding options to purchase 615,400 and 301,000 shares, respectively, of common stock, that were not included in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

Note 4 — Major Customers

The Company had substantial sales to five separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have a material adverse impact on the Company’s revenues and earnings. Sales by customer, representing 5% or more of the respective period’s total net sales, are shown below.

	Three months ended September 30
	2001			2000

(Amounts in thousands)
Customer	Sales by Customer		%(a)	Sales by Customer	%(a)

Customer 1	$5,119		52%	$5,226	51%
Customer 2	1,030		10%	927	9%
Customer 3	794		8%	1,259	12%
Customer 4	(b	)	—	616	6%
Customer 5	464		5%	543	5%

	$7,407		75%	$8,571	83%

(a)	Percent of total sales

(b)	Sales for period reported were less than 5%

Accounts receivable from these customers totaled $2.9 million and $3.0 million at September 30, 2001 and June 30, 2001, respectively.

Note 5 — Debt

On December 20, 2000, the Company replaced an existing $9.0 million working capital line of credit with $9.35 million in new financing. The new financing consists of a $7.0 million working capital line of credit, a $1.6 million term note, and an additional $750,000 term note facility to be used to finance equipment purchases. The entire credit facility carries an annual interest rate of prime plus 0.5%, for an effective interest rate of 6.50% at September 30, 2001. Borrowings under the line of credit are collateralized by eligible accounts receivable and inventory, as defined in the agreement; proceeds are to be used to support ongoing operating requirements. As of June 30, 2001, the Company was not in compliance with certain financial covenant provisions of the credit agreement.

In October 2001, the Company and the lender amended the credit agreement to provide new debt covenant restrictions and waive default rights and remedies as of June 30, 2001. Under the amended agreement the working capital line of credit was reduced to $2.5 million and the annual interest rate was increased to prime plus 3.5%, which becomes effective October 1, 2001. The entire credit facility, including the term note, now expires on July 1, 2002. The term note is to be repaid in monthly installments of approximately $26,700 with the balance due upon expiration of the agreement on July 1, 2002. As of September 30, 2001, the Company was in compliance with all financial covenant provisions of the amended credit agreement.

As of September 30, 2001, amounts outstanding under the line of credit and the term note were $886,000 and $1.360 million, respectively. The Company expects this line to be refinanced in the normal course of business.

On May 2, 1996, the Company entered into a term note agreement for $1.1 million, secured by a building, at an annual interest rate of 8.25%. The note is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of September 30, 2001 the outstanding amount is $858,000.

NAIE has a line of credit agreement permitting borrowings up to CHF 1.0 million, or approximately $617,000 at September 30, 2001, at an annual interest rate of 5.5%. The line of credit requires minimum annual principal payments of CHF 250,000, or $154,000, due annually on December 31; management expects this line to be renewed in the normal course of business. The agreement contains no financial covenants. As of September 30, 2001, the Company has converted approximately $247,000 of amounts previously borrowed under the line of credit, into various unsecured term notes with maturities from six to twelve months at interest rates ranging from 5.5% to 6.0%. The amount outstanding under the line of credit was approximately $611,000 as of September 30, 2001.

In March 2001, NAIE entered into a capital lease arrangement with a bank for CHF 182,000, or approximately $108,000. The lease provides for monthly payments of approximately $3,000 over its thirty six (36) month term. Proceeds were used to finance capital equipment purchased. Total future minimum payments, net of amounts representing interest, due on this obligation at September 30, 2001 was $94,000.

On November 9, 1999, the Company entered into a term note agreement for $2.5 million, secured by equipment, at an annual interest rate of 9.2%. The note has a five-year term that provides for principal and interest payable in monthly installments of $52,000. As of September 30, 2001 the outstanding amount is $1.712 million.

The composite interest rate on all outstanding debt at September 30, 2001 was 7.34%. This rate would have been 8.51% if the amended credit agreement had been effective as of September 30, 2001.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

Information provided in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning future financial and operating results, statements concerning industry performance, the Company’s operations, economic performance, financial condition, margins and growth in sales of the Company’s products, capital expenditures, financing needs, as well as assumptions related to the foregoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company’s financial performance and the forward-looking statements contained herein are further qualified by other risks including but not limited to those set forth herein and in the Company’s most recent Form 10-K.

RESULTS OF OPERATIONS

First Quarter Fiscal 2002 (“fiscal 2002”)
versus First Quarter Fiscal 2001 (“fiscal 2001”)

Net sales for the first quarter of fiscal 2002 were $9.9 million a decrease from the same period of fiscal 2001 of $336,000, or 3%. Net sales for fiscal 2002 were comprised of $7.9 million from our private label contract manufacturing business (“core business” or “core products”) and $2.0 million from our direct-to-consumer (“DTC”) products versus $9.2 million and $1.0, for the same products in fiscal 2001, respectively. Of the core business for fiscal 2002, $1.7 million was produced by our Swiss subsidiary (“NAIE”) with our U.S. operations (“NAI”) manufacturing the remainder of $6.2 million. NAIE produced approximately $2.0 million of the core business sales in fiscal 2001.

DTC sales for fiscal 2001 were $1.0 million and included only a single product offering. DTC sales during fiscal 2002 included six products and sales increased by $1.0 million.

Total net sales for all core business customers achieving individual volumes of at least 5% of total net sales were $7.4 million (four customers) and $8.6 million (five customers) for fiscal years 2001 and 2000, respectively, a decrease of $1.2 million. Sales, during the first quarter of fiscal 2002, to our largest customer declined slightly to $5.1 million from $5.2 million for fiscal 2001, while sales to our second largest customer increased by a similar amount from $900,000 for fiscal 2001 to $1.0 million in fiscal 2002. Sales to our next three largest customers decreased by $1.2 million during the first quarter of fiscal 2002 versus same quarter of fiscal 2001. The decrease was primarily due to adjustments in order rates by our customer to reduce inventories (third largest customer $465,000) and shift in product mix from vitamins and nutritional supplements to personal care products (fourth largest customer $616,000). Sales volume to our third largest customer is not indicative of expected volumes for entire current fiscal year. The decline in sales to our fourth largest customer is expected to continue.

Gross profit for fiscal 2002 increased to $2.0 million, 20% of net sales, from $1.8 million, or 18% of net sales, for fiscal 2001. In absolute dollars, gross profit attributable to our DTC business increased $650,000, while our core business declined approximately $450,000. The changes, in absolute dollars, were driven for the most part by changes in sales volumes, although core business margins declined by 3% of sales, while DTC’s margins increased 4%.

Total material costs, including outside packaging costs, as a percentage of net sales, were 49% ($4.8 million) and 53% ($5.4 million) for fiscal 2002 and 2001, respectively. Material costs for our core products remained comparable in both periods at 55% of sales, while DTC costs decreased in fiscal 2002 to 24% versus 30% for fiscal 2001. The noted improvement is primarily due to increased margins being derived from the five new products introduced during the last 12 months.

Total direct and indirect manufacturing expenses, as a percentage of sales, remained comparable from period-to-period at 29%. In absolute dollars, the expenses decreased $62,000. The reduction was primarily due to a savings achieved in our core business ($146,000), offset by additional fulfillment expenses required to support the DTC business ($84,000). Fulfillment expenses as a percentage of DTC sales increased to approximately 6% in fiscal 2002 versus 4% in fiscal 2001.

Selling, general and administrative expenses (“SG&A”) for fiscal years 2002 and 2001 were $2.5 million (25% of net sales) and $1.5 million (15% of net sales), respectively. The increase of fiscal 2002’s SG&A expenses, as a percentage of net sales, reflects incremental expenditures for consulting ($59,000), legal expense ($273,000), selling and promotional expenses associated with DTC sales increases ($432,000) and separation expenses ($150,000). Legal expense incurred in fiscal 2002 is net of insurance proceeds received from our insurance carriers of $129,000 (See Item 3. Legal Proceedings).

The Company’s loss from operations was $430,000 for fiscal 2002 compared to income of $275,000 for fiscal 2001. The increase in the loss from operations of $705,000 was due primarily to an increase in gross profit of $219,000 offset by the incremental increases in SG&A expenses discussed above.

Income tax expense for fiscal 2002 was $14,000 and reflects the local Swiss income tax of 4% applied to our Swiss operations, which were profitable for fiscal 2002. The Company benefits from a five-year tax holiday, which applies, at the Swiss federal level, a zero tax rate to pretax income of our Swiss subsidiary. The tax holiday applies to earnings through June 30, 2004. At September 30, 2001, the Company’s U.S generated net deferred tax assets are fully offset by a valuation allowance, resulting in no tax benefit recognized for fiscal 2002. Management will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The income tax benefit recognized in fiscal 2001, reflects the increase to the Company’s net deferred tax assets recorded at that time.

The Company recorded a net loss for fiscal 2002 of $658,000 ($0.11 per share) compared to a net income of $205,000 million ($0.04 per share) for fiscal 2001. The change in profitability from fiscal 2001 to fiscal 2002 reflects primarily the favorable increase in gross profit offset by the increases to SG&A expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through cash flow from operations, its working capital lines of credit facility and equipment financing arrangements.

At September 30, 2001, the Company has cash and cash equivalents of approximately $792,000, a slight increase from $499,000 at June 30, 2001. Net cash provided by financing activities during the first three months of fiscal 2002 amounted to $1.036 million and was used to fund cash used by operations of $477,000 and the acquisition of capital equipment of $266,000.

At September 30, 2001, the Company has access to approximately $3.8 million of funds from existing working capital credit facilities to support future operating requirements. Borrowings outstanding under these facilities as of September 30, 2001 total approximately $1.7 million. The working capital line of credit facilities are subject to eligibility requirements for current accounts receivable and inventory balances. As of September 30, 2001, total excess borrowing capacity based on eligible working capital balances was approximately $2.1 million. One or more of the Company’s loan agreements contain a number of covenants that restrict the operations of the Company. Such restrictions include requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, and minimum net income. As of September 30, 2001, the Company was in compliance with all restrictive covenants of these agreements.

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

Recent Losses; Declining Sales

The Company incurred a net loss of approximately $658,000 for the first three months of fiscal 2002. Sales for the fiscal quarter ended September 30, 2001, declined to approximately $9.9 million, compared to approximately $10.2 million for the same period of fiscal 2001. There can be no assurance management’s efforts to reverse these trends will be effective, or if they are, the Company cannot predict the level of profitability or whether the Company will be able to maintain profitability. The Company expects that operating results will fluctuate from period to period as a result of differences in when it incurs expenses and recognizes revenues from product sales. Some of these fluctuations may be significant.

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

Reliance on Limited Number of Customers for Majority of Revenue

For the first three months of fiscal 2002, the Company had 4 major customers, which together accounted for approximately 75% of the Company’s net sales. The loss of any of these major customers, or any substantial reduction of their purchases from the Company, would have a material adverse impact on the business, operations and financial condition of the Company.

Restrictive Financing Covenants

One or more of the Company’s loan agreements contain a number of covenants that restrict the operations of the Company. Such restrictions include requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, and minimum earnings.

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

Reliance on Limited Number of Suppliers; Availability and Cost of Purchased Materials

The Company purchases certain products it does not manufacture from a limited number of raw material suppliers. No supplier represented more than 10% of total raw material purchases for the fiscal year ended June 30, 2001 and through September 30, 2001. Although the Company currently has supply arrangements with several suppliers of these raw materials, and such materials are generally available from numerous sources, the termination of the supply relationship by any material supplier or an unexpected interruption of supply could materially adversely affect the Company’s business, operations and financial condition.

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

Risks Associated with International Markets

The Company’s growth may be dependent in part upon its ability to expand its operations and those of its customers into new markets, including international markets. For the period ended June 30, 2001 and 2000, the percentage of the Company’s net sales to customers in international markets was approximately 29% and 32%, respectively. NAIE operates a manufacturing facility in Switzerland, which is intended to facilitate an increase in sales of the Company’s products overseas and which contributed approximately 18% and 8% of the Company’s net sales for the fiscal years ended June 30, 2001 and 2000, respectively. The Company may experience difficulty expanding in international markets due to regulatory barriers, the necessity of adapting to new regulatory systems, and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things, (1) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company’s ability to sell certain products or repatriate profits to the United States, (2) exposure to currency fluctuations, (3) the potential imposition of trade or foreign exchange restrictions or increased tariffs, and (4) economic and political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

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

Concentration of Ownership; Certain Anti-Takeover Considerations

The Company’s directors and executive officers beneficially own in excess of 22.9% of the outstanding Common Stock as of June 30, 2001 and September 30, 2001. Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies, and business operations of the Company. The Company’s Board of Directors has the authority to approve the issuance of 500,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company’s shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Certain provisions of Delaware law, as well as the issuance of preferred stock, and other “anti-takeover” provisions in the Company’s Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company’s shareholders, and may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from adverse changes in interest rates, and foreign exchange rates affecting the return on our investments and the cost of our debt. The Company does not use derivative financial instruments to reduce the impact of changes in interest or foreign exchange rates.

At September 30, 2001, the Company’s cash equivalents consisted of financial instruments with original maturities of three months or less.

The Company’s debt as of September 30, 2001 totaled $5.8 million and was comprised of fixed rate loans of $3.6 million and variable rate loans of $2.2 million. The average composite interest rates at September 30, 2001 for fixed rate and variable rate loans were 7.9% and 6.5%, respectively.

The Company’s wholly owned Swiss subsidiary has a line of credit and a capital lease denominated in Swiss Francs. The balance of borrowing under these agreements was CHF 1.6 million at September 30, 2001 ($952,000). The interest rate applied to these obligations is fixed, but the Company is exposed to movements in the exchange rate between the Swiss Franc and the U.S. Dollar. On September 30, 2001, the Swiss Franc closed at 1.62 to 1 U.S. dollar. The same rate was 1.79 Swiss Francs to 1 U.S. dollar at June 30, 2001. Foreign exchange loss for the first three months of fiscal 2002 was $64,000.

An immediate adverse change of one hundred basis points in interest rates would increase interest expense on an annual basis by $22,000. A 10% adverse change to the Swiss Franc exchange rate would decrease earnings by $87,000.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a lawsuit filed in January 2000 by its former President, Director and Chief Financial Officer, William P. Spencer. The Parties have mutually resolved their disputes with each other and have dismissed all pending claims against one another and have entered into a confidential settlement agreement.

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

NATURAL ALTERNATIVES INTERNATIONAL, INC.

/s/ Randell Weaver	Date: November 12, 2001

Randell Weaver Chief Financial Officer