Form 10-Q
period 2001-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2002-02-14
CIK 787253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15701

NATURAL ALTERNATIVES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   [X]   No   [   ]

5,794,723

(Number of shares of common stock of the registrant outstanding, net of treasury shares held, as of
February 05, 2002

NATURAL ALTERNATIVES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,	June 30,
	2001	2001

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$482	$499
Accounts receivable,net	5,323	3,331
Inventories	6,600	6,201
Prepaid expenses	660	481
Deposits	432	353
Other current assets	222	172

Total Current Assets	13,719	11,037
Property and equipment, net	13,126	13,478
Related parties notes receivable	465	451
Other noncurrent assets	102	102

Total Assets	$27,412	$25,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,185	$4,221
Accrued compensation and employee benefits	444	320
Lines of credit	1,547	242
Current installments of long-term debt and capital lease	889	889

Total Current Liabilities	9,065	5,672
Long-term debt and capital lease, less current installments	3,091	3,567
Long-term pension liability	225	225

Total Liabilities	12,381	9,464

Stockholders’ Equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 8,000,000 shares authorized; issued and outstanding 6,057,223 at December 31, 2001 and 6,048,106 at June 30, 2001	60	60
Additional paid-in capital	11,328	11,307
Retained earnings	5,015	5,609
Treasury stock, at cost, 262,500 shares	(1,283)	(1,283)
Accumulated other comprehensive loss	(89)	(89)

Total Stockholders’ Equity	15,031	15,604

Total Liabilities and Stockholders’ Equity	$27,412	$25,068

See accompanying notes to unaudited consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share data)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,

	2001	2000	2001	2000

Net sales	$12,655	$11,240	$22,542	$21,463
Cost of goods sold	9,949	8,584	17,812	17,002

GROSS PROFIT	2,706	2,656	4,730	4,461
Selling, general & administrative expenses	2,461	1,982	4,915	3,629

INCOME (LOSS) FROM OPERATIONS	245	674	(185)	832

Other income (expense):
Interest income	4	37	7	68
Interest expense	(193)	(199)	(351)	(383)
Equity in loss of unconsolidated joint venture	—	(18)	—	(38)
Foreign exchange loss (gain)	27	(104)	(37)	(65)
Other, net	9	110	14	221

	(153)	(174)	(367)	(197)

INCOME (LOSS) BEFORE INCOME TAXES	92	500	(552)	635
Provision (benefit) for income taxes	28	57	42	(13)

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$64	$443	$(594)	$648

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$0.08	$(0.10)	$0.11

Diluted	$0.01	$0.08	$(0.10)	$0.11

Weighted average common shares outstanding:
Basic shares	5,785,606	5,761,880	5,785,606	5,761,880
Diluted shares	5,785,606	5,803,039	5,785,606	5,783,465

See accompanying notes to unaudited consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share data)
(Unaudited)

	Six months ended
	December 31,

	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$(594)	$648
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt provision	(133)	(64)
Depreciation and amortization	1,188	1,259
Deferred income taxes	—	(43)
Pension expense, net of contributions	—	(194)
Loss on disposal of assets	—	(4)
Loss on investments	—	38
Accrued interest — notes receivable	—	(49)
Foreign exchange (gain) loss — Swiss franc debt	37	(31)
Changes in operating assets and liabilities:
Accounts receivable	(1,859)	168
Inventories	(399)	(241)
Prepaid expenses	(179)	(246)
Deposits	(79)	(102)
Other current assets	(54)	(36)
Accounts payable	1,964	316
Accrued compensation and employee benefits	124	122
Accrual for loss on lease obligation	—	(50)

Net Cash Provided by Operating Activities	16	1,491

INVESTING ACTIVITIES:
Capital expenditures	(852)	(380)
Proceeds from sale of property and equipment	16	—
Repayment of notes receivable	—	12
Issuance of notes receivable	(14)	(50)
Write-off of investment	5	—

Net Cash Used in Investing Activities	(845)	(418)

FINANCING ACTIVITIES:
Net borrowing on lines of credit	1,268	5,126
Borrowings on long-term debt	—	—
Payments on long-term debt and capital lease	(476)	(6,047)
Stock based compensation	20	20

Net Cash Provided (Used) by Financing Activities	812	(901)

Net Increase (Decrease) in Cash and Cash Equivalents	(17)	172
Cash and Cash Equivalents at Beginning of Period	499	815

Cash and Cash Equivalents at End of Period	$482	$987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$351	$383

See accompanying notes to unaudited consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Natural Alternatives International, Inc. and its wholly owned subsidiaries (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results may differ from such estimates. In the opinion of the Company, all adjustments necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain amounts in prior period consolidated financial statements have been reclassified to conform to the presentation for the six months ended December 31, 2001.

Note 2 — Inventories

Inventories are recorded at the lower of cost (first in, first out) or market (net realizable value). Inventories are as follows (amounts in thousands):

	December 31,	June 30,
	2001	2001

Raw materials	$3,540	$2,758
Work in progress	1,847	2,196
Finished goods	1,213	1,247

	$6,600	$6,201

Note 3 — Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment are as follows (amounts in thousands):

	Life Used For	December 31,	June 30,
	Depreciation	2001	2001

Land	NA	$393	$393
Building and building improvements	5 - 39 years	3,277	3,277
Machinery and equipment	3 - 15 years	15,200	14,675
Office equipment and furniture	5 - 7 years	3,941	3,813
Vehicles	3 years	197	197
Leasehold improvements	5 - 39 years	4,223	4,100

Total property and equipment		27,231	26,455
Less accumulated depreciation		(14,105)	(12,977)

Property and equipment, net		$13,126	$13,478

Note 4 — Net Income Per Share

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

For the Three and Six months Ended December 31, 2001 and 2000
(Amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001		2000

Numerator:
Net income (loss) — Numerator for basic and diluted net income (loss) per share — net income available to common stockholders	$64	$443	$	(594)	$648

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	5,785,606	5,761,880		5,785,606	5,761,880
Effect of dilutive securities - employee stock options	—	41,159		—	21,585

Denominator for diluted net income (loss) per share — adjusted weighted average shares with assumed conversions	5,785,606	5,803,039		5,785,606	5,783,465

Basic net income (loss) per share	$0.01	$0.08		$(0.10)	$0.11
Diluted net income (loss) per share	$0.01	$0.08		$(0.10)	$0.11

For the three and six months ended December 31, 2001, there were outstanding options to purchase 580,200 and 506,015 shares, respectively, of common stock, that were not included in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

For the three and six months ended December 31, 2000, there were outstanding options to purchase 193,000 and 223,000 shares, respectively, of common stock, that were not included in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

Note 5 — Economic Dependency

The Company had substantial sales to three separate customers. The loss of any of these customers could have a material adverse impact on the Company’s revenues and earnings. Sales by customer, representing 10% or more of the respective period’s total net sales are as follows (dollars in thousands):

	Three months ended December 31,				Six months ended December 31,

	2001		2000		2001		2000

	Sales by		Sales by		Sales by		Sales by
Customer	Customer	%(a)	Customer	%(a)	Customer	%(a)	Customer	%(a)

Customer 1	$5,241	41%	$5,809	52%	$10,360	46%	$11,034	51%
Customer 2	3,200	25%	1,042	9%	4,230	19%	1,969	9%
Customer 3	1,214	10%	975	9%	2,008	9%	2,233	10%

	$9,655	76%	$7,826	70%	$16,598	74%	$15,236	70%

(a)	Percent of total sales

Accounts receivable from these customers totaled $3.4 million and $2.8 million at December 31, 2001 and June 30, 2001, respectively.

Note 6 — Segment Information

The Company’s segment information by geographic area as of and for the six months ended December 31, 2001 and 2000 respectively, is as follows:

		Long Lived	Total
	Sales	Assets, net	Assets

2001
United States	$18,985	$11,463	$24,028
Europe	3,557	1,663	3,384

	$22,542	$13,126	$27,412

2000
United States	$17,694	$12,780	$32,459
Europe	3,769	1,382	2,355

	$21,463	$14,162	$34,814

Note 7 — Financial Condition

In October 2001, the Company and its primary lender amended an existing credit agreement to reduce maximum borrowings under the existing credit agreement, increase the existing rate, provide new debt covenant restrictions and waive default rights and remedies through the date of the amended agreement.

Under the amended agreement, maximum borrowings under the working capital line of credit were reduced to $2.5 million. The annual interest rate, for both the working capital line of credit and an existing term note, was increased to prime plus 3.5%. The term note is to be repaid in monthly installments of $26,700 plus interest. The amended agreement expires on July 1, 2002, and all outstanding amounts are due and payable upon expiration of the amended credit agreement. Borrowings under the amended agreement are collateralized by the Company’s accounts receivable, inventory, certain equipment and real estate.

As of December 31, 2001, amounts outstanding under the line of credit and the term note were $1.514 million and $1.280 million, respectively. The Company expects the line of credit and term note to be refinanced in the normal course of business. As of December 31, 2001, the Company was in compliance with all financial covenant provisions of the amended agreement

On November 9, 1999, the Company entered into a term note agreement for $2.5 million, secured by equipment, at an annual interest rate of 9.2%. The note has a five-year term that provides for principal and interest payable in monthly installments of $52,000. As of December 31, 2001 the outstanding amount is $1.595 million.

On May 2, 1996, the Company entered into a term note agreement for $1.1 million, secured by a building, at an annual interest rate of 8.25%. The note is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of December 31, 2001 the outstanding amount is $843,000.

NAIE has a line of credit agreement permitting borrowings up to CHF 1.0 million, or approximately $598,000 at December 31, 2001, at an annual interest rate of 5.5%. The line of credit requires minimum annual principal payments of CHF 250,000, or $150,000, due annually on December 31; management expects this line to be renewed in the normal course of business. The agreement contains no financial covenants. As of December 31, 2001, the Company has converted approximately $179,000 of amounts previously borrowed under the line of credit, into various unsecured term notes with maturities from six to twelve months at interest rates ranging from 5.0% to 6.0%. The amount outstanding under the line of credit was approximately $34,000 as of December 31, 2001.

In March 2001, NAIE entered into a capital lease arrangement with a bank for CHF 182,000, or approximately $108,000. The lease provides for monthly payments of approximately $3,000 over its thirty six (36) month term. Proceeds were used to finance capital equipment purchased. Total future minimum payments, net of amounts representing interest, due on this obligation at December 31, 2001, was $83,000.

Note 8 — Contingencies

The Company was a party to a lawsuit filed in January 2000 by its former President, Director and Chief Financial Officer, William P. Spencer. In November 2001, the Parties mutually resolved their disputes with each other, dismissed all pending claims against one another and entered into a confidential settlement agreement pursuant to which the Company has no further economic obligations.

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies have filed a number of similar lawsuits against some or all of the same manufacturers. The Company’s lawsuit was consolidated with other plaintiffs and captioned In re: Vitamin Antitrust Litigation. This lawsuit is pending in the U.S. District Court in Washington D.C. Settlement payments received by the company of $0 and $226,000 are included in Other Income for the six months ending December 31, 2001 and 2000, respectively. Subsequent to December 31, 2001, the Company received a settlement payment of approximately $1.0 million in this proceeding. There can be no assurance the remaining claims will be resolved, or, if they are, that they will result in a material benefit to the Company.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

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

RESULTS OF OPERATIONS

Second Quarter Fiscal 2002 (“fiscal 2002”)
versus Second Quarter Fiscal 2001 (“fiscal 2001”)

Net sales for the second quarter of fiscal 2002 reflect an increase of $1,415,000 or 12.6% over net sales for the second quarter of fiscal 2001. The increase is primarily due to incremental revenue from an existing major core business customer and additional product introductions in the direct-to-consumer (“DTC”) product lines, partially offset by decreased orders from smaller customers.

Gross profit was 21.4% for the second quarter of fiscal 2002 compared to 23.6% for the second quarter of fiscal 2001. The decrease is primarily due to increased raw material costs resulting from a product mix change initiated by a major customer.

Selling, general and administrative expenses (“SG&A”) for the second quarter of fiscal 2002 reflect an increase of $477,000 or 24% over SG&A for the second quarter of fiscal 2001. The increase is primarily attributable to incremental spending of approximately $395,000 for DTC products and approximately $50,000 related to an evaluation and restructuring of the Company’s sales organization. The Company incurred approximately $150,000 of incremental costs for advertising and promoting DTC products. Additionally, the inadequate performance of the Company’s outsourced DTC call and fulfillment center resulted in significantly increased processing and customer service costs of approximately $225,000. Effective December 2001, the Company replaced the previous DTC call and fulfillment center and began a campaign to resolve outstanding customer service issues. Management expects completion of the call center transition and improving customer service performance to generate costs at a rate equal to or in excess of the costs experienced in the quarter ended December 31, 2001.

First Six Months of Fiscal 2002 (“fiscal 2002”)
versus First Six Months of Fiscal 2001 (“fiscal 2001”)

Net sales for the six months ended December 31, 2001 reflect an increase of $1,079,000 or 5% over net sales for the six months ended December 31, 2000. The increase is primarily due to new product introductions in the DTC product line, partially offset by a nominal reduction in core business revenues.

Gross profit was 21.0% for the six months ended December 31, 2001 compared to 20.8% for the six months ended December 31, 2000. The slight increase is primarily due to changing product mix.

SG&A for the six months ended December 31, 2001 reflect an increase of $1,286,000 or 35% over SG&A for the six months ended December 31, 2000. The increase is primarily attributable to incremental promotional and fulfillment costs for the DTC product line of approximately $800,000, legal costs of approximately $300,000 and employee separation expenses of approximately $150,000.

LIQUIDITY AND CAPITAL RESOURCES

Based on its financial condition at December 31, 2001 the Company believes that its internally generated cash flow combined with funds available under its existing working capital line of credit will enable the Company to provide for its current level of operations and finance future growth. The Company was in compliance with the terms and covenants of its credit agreements as of December 31, 2001, and for the six months then ended.

Working capital at December 31, 2001 was $4,654,000 compared to $5,365,000 at June 30, 2001. The decline results primarily from an increase in borrowings under the working capital line of credit of $1,305,000 and accounts payable of $1,964,000 offset by an increase in accounts receivable of $1,992,000, inventories of $399,000 and prepaid expenses of $179,000. Cash and cash equivalents were $482,000 at December 31, 2001 compared to $499,000 at June 30, 2001.

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

Recent Losses; Declining Sales

The Company incurred a net loss of approximately $594,000 for the first six months of fiscal 2002. Sales for the six months ended December 31, 2001, increased to $22.5 million, compared to approximately $21.4 million for the same period of fiscal 2001. There can be no assurance that management’s efforts to continue these trends will be effective, or if they are, the Company cannot predict the level of profitability or whether the Company will be able to maintain profitability. The Company expects that operating results will fluctuate from period to period as a result of differences in when it incurs expenses and recognizes revenues from product sales. Some of these fluctuations may be significant.

Decline in Stock Price

The Company’s stock price has experienced significant volatility at times during the past few years and is currently near historic lows. In view of the Company’s recent losses and the fact there can be no assurances of future profitability, there can be no assurance that the stock price will not continue to decline. Market conditions in the vitamin and nutritional supplement industry, such as increased price competition, consolidation, oversupply of vitamin and supplement products, operating results of competitors, adverse publicity and other factors such as customer and product announcements by the Company and operating results which are lower than the expectations of analysts and our investors, may have a continuing adverse effect on the price of the Company’s stock.

Reliance on Limited Number of Customers for Majority of Revenue

For the first six months of fiscal 2002, the Company had 3 major customers, which together accounted for approximately 74% of the Company’s net sales. The loss of any of these major customers, or any substantial reduction of their purchases from the Company, would have a material adverse impact on the business, operations and financial condition of the Company.

Restrictive Financing Covenants

One or more of the Company’s loan agreements contain a number of covenants that restrict the operations of the Company. Such restrictions include requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios, and minimum earnings.

The Company was not in compliance with certain of these ratios at June 30, 2001, which the lender has agreed to waive through June 30, 2001. As of October 2001, the Company and the lender have amended the credit agreement to provide new debt covenant restrictions under which the Company is compliant. There can be no assurance the Company will be able to comply with the covenants or restrictions contained therein during future quarters. The Company’s ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the various loan agreements that would permit the lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and to terminate their commitments to make further extensions of credit. Any such action could have a material adverse impact upon the business operations and financial condition of the Company.

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

Reliance on Limited Number of Suppliers; Availability and Cost of Purchased Materials

The Company purchases certain products it does not manufacture from a limited number of raw material suppliers. No supplier represented more than 10% of total raw material purchases for the fiscal year ended June 30, 2001 and through December 31, 2001. Although the Company currently has supply arrangements with several suppliers of these raw materials, and such materials are generally available from numerous sources, the termination of the supply relationship by any material supplier or an unexpected interruption of supply could materially adversely affect the Company’s business, operations and financial condition.

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

Concentration of Ownership; Certain Anti-Takeover Considerations

The Company’s directors and executive officers beneficially own in excess of 24.3% of the outstanding Common Stock as of June 30, 2001 and December 31, 2001. Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies, and business operations of the Company. The Company’s Board of Directors has the authority to approve the issuance of 500,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company’s shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Certain provisions of Delaware law, as well as the issuance of preferred stock, and other “anti-takeover” provisions in the Company’s Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company’s shareholders, and may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

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

At December 31, 2001, the Company’s cash equivalents consisted of financial instruments with original maturities of three months or less.

The Company’s debt as of December 31, 2001 totaled $5.5 million and was comprised of fixed rate loans of $2.7 million and variable rate loans of $2.8 million. The average composite interest rates at December 31, 2001 for fixed rate and variable rate loans were 8.5% and 5.25%, respectively.

The Company’s wholly owned Swiss subsidiary has a line of credit and a capital lease denominated in Swiss Francs. The balance of borrowing under these agreements was CHF 1.6 million at December 31, 2001 ($956,000). The interest rate applied to these obligations is fixed, but the Company is exposed to movements in the exchange rate between the Swiss Franc and the U.S. Dollar. On December 31, 2001, the Swiss Franc closed at 1.67 to 1 U.S. dollar. The same rate was 1.79 Swiss Francs to 1 U.S. dollar at June 30, 2001. Foreign exchange loss for the first six months of fiscal 2002 was $37,000.

An immediate adverse change of one hundred basis points in interest rates would increase interest expense on an annual basis by $28,000. A 10% adverse change to the Swiss Franc exchange rate would decrease earnings by $29,000.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was a party to a lawsuit filed in January 2000 by its former President, Director and Chief Financial Officer, William P. Spencer. In November 2001, the Parties mutually resolved their disputes with each other, dismissed all pending claims against one another and entered into a confidential settlement agreement.

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies have filed a number of similar lawsuits against some or all of the same manufacturers. The Company’s lawsuit was consolidated with other plaintiffs and captioned In re: Vitamin Antitrust Litigation. This lawsuit is pending in the U.S. District Court in Washington D.C. Settlement payments received by the company of $0 and $226,000 are included in Other Income for the six months ending December 31, 2001 and 2000, respectively. Subsequent to December 31, 2001, the Company received a settlement payment of approximately $1.0 million in this proceeding. There can be no assurance the remaining claims will be resolved, or, if they are, that they will result in a material benefit to the Company.

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

NATURAL ALTERNATIVES INTERNATIONAL, INC.

/s/ Randell Weaver	Date: February 13, 2002
Randell Weaver Chief Financial Officer