Form 10-Q
period 2002-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2002-05-03
CIK 787253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15701

NATURAL ALTERNATIVES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Linda Vista Drive, San Marcos, California 92069
(Address of principal executive offices)
(Zip Code)

(760) 744-7340
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

5,784,823

(Number of shares of common stock of the registrant outstanding, net of treasury shares held, as of

April 30, 2002

NATURAL ALTERNATIVES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2002	June 30, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$614	$499
Accounts receivable, net	3,498	3,331
Inventories	8,740	6,201
Prepaid expenses	641	481
Deposits	142	33
Other current assets	168	172

Total current assets	13,803	10,717
Property and equipment, net	12,893	13,798
Related parties notes receivable	116	451
Other assets	101	102

Total Assets	$26,913	$25,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,100	$4,221
Accrued compensation and employee benefits	479	320
Lines of credit	1,336	242
Current installments of long-term debt and capital lease	892	889

Total current liabilities	8,807	5,672
Long-term debt and capital lease, less current installments	2,058	3,567
Long-term pension liability	227	225

Total Liabilities	11,092	9,464

STOCKHOLDERS’ EQUITY:
Preferred stock; $.01 par value; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $.01 par value; 8,000,000 shares authorized; 6,057,223 and 6,048,106 shares outstanding as of March 31, 2002 and June 30, 2001, respectively	61	60
Additional paid-in capital	11,327	11,307
Retained earnings	5,774	5,609
Less—Treasury stock 272,400 and 262,500 shares at cost as of March 31, 2002 and June 30, 2001, respectively	(1,303)	(1,283)
Accumulated other comprehensive loss	(38)	(89)

Total Stockholders’ Equity	15,821	15,604

Total Liabilities and Stockholders’ Equity	$26,913	$25,068

See accompanying notes to unaudited consolidated financial statements

NATURAL ALTERNATIVES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Dollars in thousands, except share data) (Unaudited)
	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
NET SALES	$12,843	$10,341	$35,385	$31,804
Cost of goods sold	9,956	8,051	27,768	24,658

Gross profit	2,887	2,290	7,617	7,146
Selling, general & administrative expenses	2,946	2,864	7,861	6,771

INCOME (LOSS) FROM OPERATIONS	(59)	(574)	(244)	375
Other income (expense):
Interest income	2	10	9	78
Interest expense	(159)	(192)	(510)	(575)
Litigation settlement payments	1,000	—	1,000	226
Equity in loss of unconsolidated joint venture	—	—	—	(38)
Foreign currency translation adjustment	(2)	47	(39)	(18)
Other, net	(2)	188	12	66

INCOME (LOSS) BEFORE INCOME TAXES	780	(521)	228	114
Provision (benefit) for income taxes	21	(287)	63	(300)

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$759	$(234)	$165	$414

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.13	$(0.04)	$0.03	$0.07

Diluted	$0.13	$(0.04)	$0.03	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic shares	5,794,613	5,777,289	5,788,608	5,767,016

Diluted shares	5,795,833	5,777,289	5,789,015	5,805,784

See accompanying notes to unaudited consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
	Nine months ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$165	$414
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt provision	(134)	220
Depreciation and amortization	1,795	1,869
Deferred income taxes	—	(343)
Pension expense, net of contributions	2	(194)
Loss (gain) on disposal of assets	(46)	4
Loss on investments	43	38
Accrued interest—notes receivable	—	(50)
Foreign exchange (gain) loss—Swiss franc debt	39	(65)
Changes in operating assets and liabilities:
Accounts receivable	(33)	35
Inventories	(2,539)	984
Income tax refund receivable	—	1,500
Prepaid expenses	(160)	(132)
Deposits	(109)	(116)
Other current assets	(27)	(122)
Accounts payable and accrued liabilities	1,879	(417)
Accrued compensation and employee benefits	159	70
Accrual for loss on lease obligation	—	(50)

Net Cash Provided by Operating Activities	1,034	3,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(924)	(936)
Proceeds from sale of property and equipment	80	—
Repayment of related party notes receivable	330	12
Issuance of related party notes receivable	(15)	(100)
Other assets	1	(12)

Net Cash Used in Investing Activities	(528)	(1,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing on lines of credit	1,094	(3,708)
Borrowings on long-term debt and capital lease	—	749
Payments on long-term debt and capital lease	(1,506)	—
Issuance of common stock	21	20

Net Cash Used in Financing Activities	(391)	(2,939)

Net Increase (Decrease) in Cash and Cash Equivalents	115	(330)
Cash and Cash Equivalents at Beginning of Period	499	815

Cash and Cash Equivalents at End of Period	$614	$485

See accompanying notes to unaudited consolidated financial statements

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Natural Alternatives International, Inc. and its wholly owned subsidiary, Natural Alternatives International Europe (“NAIE”), (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The Company suggests that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results may differ from such estimates. In the opinion of the Company, all adjustments necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Inventories

Inventories are recorded at the lower of cost (first in, first out) or market (net realizable value). Inventories were as follows (dollars in thousands):

	March 31, 2002	June 30, 2001
	(Unaudited)
Raw materials	$3,984	$2,758
Work in progress	3,265	2,196
Finished goods	1,491	1,247

	$8,740	$6,201

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment were as follows (dollars in thousands):

	Depreciable Life In Years	March 31, 2002	June 30, 2001
		(Unaudited)
Land	—	$393	$393
Building and building improvements	5–39	3,279	3,277
Machinery and equipment	3–15	15,477	14,995
Office equipment and furniture	5–7	3,944	3,813
Vehicles	3	197	197
Leasehold improvements	5–39	4,224	4,100

Total property and equipment		27,514	26,775
Less accumulated depreciation		(14,621)	(12,977)

Property and equipment, net		$12,893	$13,798

F-5

Earnings Per Share

Earnings per share are computed in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period. The computation of earnings per share is as follows (dollars in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
Numerator:
Net income (loss)—Numerator for basic and diluted net income (loss) per share—net income available to common stockholders	$759	$(234)	$165	$414

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	5,794,613	5,777,289	5,788,608	5,767,016
Effect of dilutive securities—employee stock options	1,220	—	407	38,768

Denominator for diluted net income (loss) per share—adjusted weighted average shares with assumed conversions	5,795,833	5,777,289	5,789,015	5,805,784

Basic net income (loss) per share	$0.13	$(0.04)	$0.03	$0.07

Diluted net income (loss) per share	$0.13	$(0.04)	$0.03	$0.07

For the three and nine months ended March 31, 2002, there were outstanding options to purchase 573,400 and 533,410 shares, respectively, of common stock, that were not included in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

For the three and nine months ended March 31, 2001, there were outstanding options to purchase 216,600 and 218,333 shares, respectively, of common stock, that were not included in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncement

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently reviewing the requirements of SFAS No. 144 and has not yet determined its impact, if any, on the Company’s financial position and results of operations.

Supplemental Cash Flow Information

In March 2002, $20,000 of the Company’s stock was received as payment for a Note Receivable from a related party.

Reclassifications

Certain amounts in prior period consolidated financial statements have been reclassified to conform to the presentation for the nine months ended March 31, 2002.

Note 2—Concentration of Risk

The Company’s core business is providing nutritional supplements to companies through contract manufacturing relationships. Additionally, the Company provides nutritional supplements directly to consumers (“DTC”). Sales to core customers were approximately $29 million and $28 million for the nine months ended March 31, 2002 and 2001, respectively. DTC sales were approximately $6 million and $4 million for the nine months ended March 31, 2002 and 2001, respectively.

The Company had substantial sales to three separate core customers. The loss of any of these customers could have a material adverse impact on the Company’s revenues and earnings. Sales by customer representing 10% or more of the respective period’s total net sales were as follows (dollars in thousands):

	Three months ended March 31,					Nine months ended March 31,
	2002			2001		2002			2001
Customer	Sales by Customer		%(a)	Sales by Customer	%(a)	Sales by Customer		%(a)	Sales by Customer	%(a)
Customer 1	$6,740		52	$5,110	49	$17,100		48	$16,144	51
Customer 2	2,865		22	1,342	13	7,095		20	3,311	10
Customer 3	(b	)	—	982	10	(b	)	—	3,215	10

	$9,605		74	$7,434	72	$24,195		68	$22,670	71

(a)	Percent of total sales
(b)	Sales for period were less than 10% of total sales

Accounts receivable from these core customers totaled $2.2 million and $1.5 million at March 31, 2002 and June 30, 2001, respectively.

Note 3—Segment Information

The Company’s segment information by geographic area was as follows (dollars in thousands):

	Three Months Ended March 31		Nine Months Ended March 31
	2002	2001	2002	2001
Net Sales
United States	$11,010	$8,474	$29,994	$26,168
Europe	1,833	1,867	5,391	5,636

	$12,843	$10,341	$35,385	$31,804

	March 31, 2002	June 30, 2001
	(Unaudited)
Long Lived Assets, net
United States	$11,215	$12,328
Europe	1,678	1,470

	$12,893	$13,798

Total Assets
United States	$23,595	$22,574
Europe	3,318	2,494

	$26,913	$25,068

Note 4—Financial Condition

In October 2001, the Company and its primary lender amended an existing credit agreement to reduce maximum borrowings under the existing credit agreement, increase the existing interest rate, provide new debt covenant restrictions and waive default rights and remedies through the date of the amended agreement.

Under the amended agreement, maximum borrowings under the working capital line of credit were reduced from $7.0 million to $2.5 million. The annual interest rate, for both the working capital line of credit and an existing term note, was increased from prime plus 0.5% to prime plus 3.5%. The term note is to be repaid in monthly installments of $26,700 plus interest. The amended agreement expires on July 1, 2002, and all outstanding amounts are due and payable upon expiration of the amended credit agreement. Borrowings under the amended agreement are collateralized by the Company’s accounts receivable, inventory, certain equipment and real estate.

As of March 31, 2002, amounts outstanding under the line of credit and the term note were $1.3 million and $575,000, respectively. The Company expects the line of credit and term note to be refinanced in the normal course of business. As of March 31, 2002, the Company was in compliance with all financial covenant provisions of the amended agreement.

On November 9, 1999, the Company entered into a term note agreement for $2.5 million, secured by equipment, at an annual interest rate of 9.2%. The note has a five-year term that provides for monthly principal and interest payments of $52,000. As of March 31, 2002 the outstanding amount is $1.48 million.

On May 2, 1996, the Company entered into a term note agreement for $1.1 million, secured by a building, at an annual interest rate of 8.25%. The note is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of March 31, 2002 the outstanding amount is $828,000.

NAIE has a line of credit agreement permitting borrowings up to CHF 500,000, or approximately $297,000 at March 31, 2002, at an annual interest rate of 5.5%. The line of credit requires minimum annual principal payments of CHF 250,000, or $150,000, due annually on December 31; management expects this line to be renewed in the normal course of business. The agreement contains no financial covenants. The amount outstanding under the line of credit was approximately $3,000 as of March, 31, 2002.

In March 2001, NAIE entered into a capital lease arrangement with a bank for CHF 182,000, or approximately $108,000. The lease provides for monthly payments of approximately $3,000 over its thirty six (36) month term. Proceeds were used to finance capital equipment purchased. Total future minimum payments, net of amounts representing interest, due on this obligation at March 31, 2002, was $73,000.

Note 5—Contingencies

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies have filed a number of similar lawsuits against some or all of the same manufacturers. The Company’s lawsuit was consolidated with other plaintiffs and captioned In re: Vitamin Antitrust Litigation. This lawsuit is pending in the U.S. District Court in Washington D.C. Settlement payments received by the Company of $1,000,000 and $226,000 are included in Other Income for the nine months ending March 31, 2002 and 2001, respectively. Although the Company anticipates it will shortly receive substantial additional settlement amounts, there can be no assurance the remaining claims will be resolved, or, if they are, that they will result in a material benefit to the Company.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates including those related to bad debts and inventories. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowance for Doubtful Accounts—the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Reserve for Inventory—the Company records valuation reserves on its inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand and market conditions. If future product demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Results of Operations

Third Quarter Fiscal 2002 (“fiscal 2002”)
Versus Third Quarter Fiscal 2001 (“fiscal 2001”)

Net sales for the third quarter of fiscal 2002 reflect an increase of $2,502,000 or 24.1% over net sales for the third quarter of fiscal 2001. The increase is primarily due to incremental revenue from existing major core business customers and additional product introductions in the direct-to-consumer (“DTC”) product line, partially offset by decreased orders from smaller customers.

Gross profit was 22.4% for the third quarter of fiscal 2002 compared to 22.1% for the third quarter of fiscal 2001. The increase is primarily due to an increase in raw material yields resulting from improved manufacturing processes.

Selling, general and administrative expenses (“SG&A”) for the third quarter of fiscal 2002 reflect an increase of $82,000 or 2.8% compared to the third quarter of fiscal 2001. The increase is primarily attributable to incremental spending of approximately $760,000 for DTC products, offset by a reduction of approximately $620,000 in legal, bad debt and other expenses. The Company incurred approximately $500,000 of incremental DTC costs to correct customer service, processing and reporting issues caused by a third party DTC call and fulfillment center that was replaced in December 2001.

First Nine Months of Fiscal 2002 (“fiscal 2002”)
Versus First Nine Months of Fiscal 2001 (“fiscal 2001”)

Net sales for the nine months ended March 31, 2002 reflect an increase of $3,581,000 or 11.2% over net sales for the nine months ended March 31, 2001. The increase is primarily due to incremental revenue from existing major core business customers and additional product introductions in the DTC product line, partially offset by decreased orders from smaller customers.

Gross profit was 21.5% for the nine months ended March 31, 2002 compared to 22.4% for the nine months ended March 31, 2001. The slight decrease is primarily due to changing product mix.

SG&A for the nine months ended March 31, 2002 reflects an increase of $1.1 million or 16% compared to the nine months ended March 31, 2001. The increase is primarily attributable to incremental promotional and fulfillment costs for the DTC product line of approximately $1.7 million, partially offset by a reduction of approximately $300,000 in legal costs, bad debt and other expenses.

Liquidity and Capital Resources

Based on its financial condition at March 31, 2002 the Company believes its internally generated cash flow combined with funds available under its existing working capital line of credit will enable the Company to provide for its current level of operations and finance future growth. The Company was in compliance with the terms and covenants of its credit agreements as of March 31, 2002, and for the nine months then ended.

Working capital at March 31, 2002 was $4,996,000 compared to $5,054,000 at June 30, 2001. The decline results primarily from an increase in borrowings under the working capital line of credit of $1,094,000 and accounts payable and accrued liabilities of $1,879,000 offset by an increase in accounts receivable of $167,000, prepaid expenses of $160,000 and inventories of $2,539,000. Inventory increased in part due to customer requirements and to accommodate identified limitations in supply chain management. Cash and cash equivalents were $614,000 at March 31, 2002 compared to $499,000 at June 30, 2001.

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

Recent Operating Losses; Increasing Sales

The Company incurred a net loss from operations of $244,000 for the first nine months of fiscal 2002 despite the fact sales for the nine months ended March 31, 2002, increased to $35.4 million, compared to approximately $31.8 million for the same period of fiscal 2001. There can be no assurance these losses will not continue. The Company expects that operating results will fluctuate from period to period as a result of differences in when it incurs expenses and recognizes revenues from product sales. Some of these fluctuations may be significant.

Decline in Stock Price

The Company’s stock price has generally declined during the past few years and is currently near historic lows. In view of the Company’s recent losses and the fact there can be no assurances of future profitability, there can be no assurance that the stock price will not continue to decline. Market conditions in the vitamin and nutritional supplement industry, such as increased price competition, consolidation, oversupply of vitamin and supplement products, operating results of competitors, adverse publicity and other factors such as customer and product announcements by the Company and operating results which are lower than the expectations of analysts and our investors, may have a continuing adverse effect on the price of the Company’s stock.

Reliance on Limited Number of Customers for Majority of Revenue

For the first nine months of fiscal 2002, the Company had 2 major customers, which together accounted for approximately 68% of the Company’s net sales. The loss of either of these major customers, or any substantial reduction of their purchases from the Company, would have a material adverse impact on the business, operations and financial condition of the Company.

Restrictive Financing Covenants

One or more of the Company’s loan agreements contain a number of covenants that restrict the operations of the Company. Such restrictions include requiring the Company to comply with specified financial ratios and tests, including minimum tangible net worth requirements, maximum leverage ratios and minimum earnings.

The Company was not in compliance with certain of these ratios at June 30, 2001, which the lender agreed to waive through June 30, 2001. As of October 2001, the Company and the lender have amended the credit agreement to provide new debt covenant restrictions under which the Company is compliant. There can be no assurance the Company will be able to comply with the covenants or restrictions contained therein during future quarters. The Company’s ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the various loan agreements that would permit the lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and to terminate their commitments to make further extensions of credit. Any such action could have a material adverse impact upon the business operations and financial condition of the Company.

Potential for Increased Competition

The market for the Company’s products is highly competitive. The Company competes with other dietary supplement products and over-the-counter pharmaceutical manufacturers. Among other factors, competition among these manufacturers is based upon price. If one or more manufacturers significantly reduce their prices in an effort to gain market share, the Company’s business, operations and financial condition could be adversely affected. Many of the Company’s competitors, particularly manufacturers of nationally advertised brand name products, are larger and have resources substantially greater than those of the Company. There has been speculation about the potential for increased participation in these markets by major international pharmaceutical companies. In the future, if not already, one or more of these companies could seek to compete more directly with the Company by manufacturing and distributing their own or others’ products, or by significantly lowering the prices of existing national brand products. The Company sells a substantial percentage of its supplement products to customers who re-sell and distribute the products. The Company does not currently participate significantly in channels such as health food stores and direct mail. The Company is expanding its operations and its products, and will likely face increased competition in such distribution and sales channels as more vendors and customers utilize them.

Reliance on Limited Number of Suppliers; Availability and cost of Purchased Materials

The Company relies on a single supplier to process certain raw materials for a product line of the Company’s largest customer. An unexpected interruption of supply of this service would materially adversely affect the Company’s business, operations and financial condition.

The Company purchases certain products it does not manufacture from a limited number of raw material suppliers. No supplier represented more than 10% of total raw materials purchased for the fiscal year ended June 30, 2001 and through March 31, 2002. Although the Company currently has supply arrangements with several suppliers of these raw materials, and such materials are generally available from numerous sources, the termination of the supply relationship by any material supplier or an unexpected interruption of supply could materially adversely affect the Company’s business, operations and financial condition.

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

Exposure to Product Liability Claims

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces a risk of exposure to product liability claims in the event that, among other things, the use of its products allegedly results in injury. The Company maintains product liability insurance coverage, including primary product liability and excess liability coverage. There can be no assurance that product liability insurance will continue to be available at an economically reasonable cost or that the Company’s insurance will be adequate to cover any liability the Company incurs in respect to all possible product liability claims. In addition, some of the ingredients included in one or more of the products manufactured by the Company are subject to controversy involving potential negative side effects or questionable health benefits. Some insurers have recently excluded certain of these ingredients from their product liability coverage. Although the Company’s product liability insurance does not presently have any such limitations, the Company’s insurer could require such exclusions or limitations on coverage in the future. In such event, the Company may have to cease utilizing the ingredients or may have to rely on indemnification or similar arrangements with its customers who wish to continue to include such ingredients in their products. In such an event, the consequential increase in product liability risk or the loss of customers or product lines could have a material adverse impact on the Company’s business, operations and financial condition.

Risks Associated with International Markets

The Company’s growth may be dependent in part upon its ability to expand its operations and those of its customers into new markets, including international markets. For the period ended June 30, 2001 and 2000, the percentage of the Company’s net sales to customers in international markets was approximately 29% and 32% respectively. NAIE operates a manufacturing facility in Switzerland, which is intended to facilitate an increase in sales of the Company’s products overseas and which contributed approximately 18% and 8% of the Company’s net sales for the fiscal years ended June 30, 2001 and 2000, respectively. The Company may experience difficulty expanding in international markets due to regulatory barriers, the necessity of adapting to new regulatory systems, and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things, (1) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company’s ability to sell certain products or repatriate profits to the United States, (2) exposure to currency fluctuations, (3) the potential imposition of trade or foreign exchange restrictions or increased tariffs, and (4) economic and political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

Government Regulation

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency, and the Occupational Safety and Health Administration. The Company’s activities are also regulated by various agencies of the states and localities in which the Company’s products are sold. In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals, herbs, food, and over-the-counter and prescription drugs and cosmetics. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of vitamins, over-the counter drugs, cosmetics and foods.

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

DSHEA provides for specific nutritional labeling requirements for dietary supplements. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure of function of the body. The Company anticipates the FDA will finalize manufacturing process regulations that are specific to dietary supplements and require at least some of the quality control provisions applicable to drugs. The Company currently manufactures its vitamins and nutritional supplement products in compliance with Good Manufacturing Practices for food.

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

Failure to Attract and Retain Management Could Harm Our Ability to Achieve Profitability

The Company’s success is dependent in large part upon its continued ability to identify, hire, retain and motivate highly skilled management employees. Competition for these employees is intense, and the Company may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. The majority of the Company’s current corporate officers began their employment with the Company in fiscal years 2001 and 2002. The inability of the Company to retain competent professional management could adversely affect our ability to execute our business strategy.

Centralized Location of Manufacturing Operations

The Company currently produces the vast majority of its products at its facilities in San Marcos, California and Vista, California. Accordingly, any event resulting in the slowdown or stoppage of the Company’s manufacturing operations or distribution facilities in Northern San Diego County could have a material adverse affect on the Company. The Company maintains business interruption insurance. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that may be incurred from an interruption in the Company’s manufacturing and distribution operations.

Concentration of Ownership; Certain Anti-Takeover Considerations

The Company’s directors and executive officers beneficially own in excess of 24% of the outstanding Common Stock as of March 31, 2002 and June 30, 2001. Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies and business operations of the Company. The Company’s Board of Directors has the authority to approve the issuance of 500,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company’s shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Certain provisions of Delaware law, as well as the issuance of preferred stock, and other “anti-takeover” provisions in the Company’s Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy contest, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company’s shareholders, and may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from adverse changes in interest rates, and foreign exchange rates affecting the return on our investments and the cost of our debt. The Company does not use derivative financial instruments to reduce the impact of changes in interest or foreign exchange rates.

At March 31, 2002, the Company’s cash equivalents consisted of financial instruments with original maturities of three months or less.

The Company’s debt as of March 31, 2002 totaled $4.3 million and was comprised of fixed rate loans of $2.4 million and variable rate loans of $1.9 million. The average composite interest rates at March 31, 2002 for fixed rate and variable rate loans were 8.84% and 5.25% respectively.

The Company’s wholly owned Swiss subsidiary has a line of credit and a capital lease denominated in Swiss Francs. The balance of borrowing under these agreements was CHF 500,000 at March 31, 2002 ($297,000). The interest rate applied to these obligations is fixed, but the Company is exposed to movements in the exchange rate between the Swiss Franc and the U.S. Dollar. On March 31, 2002, the Swiss Franc closed at 1.69 to 1 U.S. Dollar. The same rate was 1.79 Swiss Francs to 1 U.S. Dollar at June 30, 2001. Foreign exchange loss for the first nine months of fiscal 2002 was $39,000.

An immediate adverse change of one hundred basis points in interest rates would increase interest expense on an annual basis by $19,000. A 10% adverse change to the Swiss Franc exchange rate would decrease earnings by $10,000.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies have filed a number of similar lawsuits against some or all of the same manufacturers. The Company’s lawsuit was consolidated with other plaintiffs and captioned In re: Vitamin Antitrust Litigation. This lawsuit is pending in the U.S. District Court in Washington D.C. Settlement payments received by the Company of $1,000,000 and $226,000 are included in Other Income for the nine months ending March 31, 2002 and 2001, respectively. Although the Company anticipates it will shortly receive substantial additional settlement amounts, there can be no assurance the remaining claims will be resolved, or, if they are, that they will result in a material benefit to the Company.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with its legal counsel, the ultimate disposition of these matters will not have a material adverse affect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 2.    CHANGES IN SECURITIES

None.

ITEM 3.    DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:    None.
(b)  No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL ALTERNATIVES INTERNATIONAL, INC

By:	/s/ RANDELL WEAVER
Randell Weaver
Chief Financial Officer

Date:    May 3, 2002