Form 10-K
period 2002-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2002-09-23
CIK 787253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

Commission file number 0-15701

NATURAL ALTERNATIVES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Linda Vista Drive San Marcos, California 92069	(760) 744-7340
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock—$.01 par value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting common stock held by non-affiliates (assuming for this purpose that all officers and directors, and affiliates of officers and directors, are affiliates) of the Registrant, as of September 4, 2002 was approximately $15.5 million based on the closing sale price as reported for such date by NASDAQ.

At September 4, 2002, the Registrant had 5,855,426 outstanding shares of common stock, $.01 par value, net of 272,400 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed within 120 days from June 30, 2002, is incorporated by reference in Part III, Items 10, 11, 12 and 13.

PART I

ITEM 1.    BUSINESS

Natural Alternatives International, Inc. and its subsidiaries (referred to collectively herein as “Natural Alternatives”, “NAI”, or the “Company”) are engaged in the formulation, manufacturing and packaging of encapsulated and compressed tablets and powder blended vitamins and related nutritional supplements including phytochemicals derived from botanicals and foods. The Company has for many years provided private label contract manufacturing services to various companies engaged in the marketing and distribution of vitamins, mineral supplements, herbs and other health and nutrition consumer products (“core business” or “core products”). The Company seeks to further its customers’ objectives by assisting them in expanding their market share through a variety of special marketing and research programs including customer-specific nutritional product formulation; clinical studies assessment; product development; assistance with international product registration; and packaging and delivery system design. Revenues are not specifically derived from these activities, but are a component of the sales price for the core products delivered to the customer. Marketing, research and other services are provided to the customer prior to manufacturing the products.

The Company’s strategy is to increase its revenues by capitalizing on key customer relationships through new product introductions, developing new customer relationships in its core business both internationally and domestically, expanding its direct-to-consumer (“DTC”) marketing program by increasing existing product lines, marketing through additional media and securing new highly targeted DTC brands. The Company also intends to strengthen its financial position by effectively managing its cost structure. The Company believes it can successfully implement its strategy by continuing to capitalize on its core product development and manufacturing strengths; its ability to develop innovative science-based products; adherence to stringent quality control and assurance standards; the utilization of fully integrated manufacturing and distribution; and the leadership of an experienced management team.

The Company’s long-term growth strategies are focused on geographic diversification through its European manufacturing facility and Asian sales presence, introduction of additional branded DTC product lines and development of strategic alliances with health companies focused on consumer sales.

RECENT MANAGEMENT CHANGES

In March 2002, Mark Zimmerman was appointed Interim Vice President of Manufacturing. In May 2002, Tim Belanger and John Reaves joined NAI as Senior Vice President of Sales & Marketing and Vice President of Finance, respectively. In August 2002, Mark Zimmerman was promoted to Vice President of Manufacturing and Randy Weaver was promoted to Executive Vice President and Chief Operating Officer.

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

The Therapeutic Goods Administration (“TGA”) of Australia has certified the Company’s operations. The TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are of high quality, safe and effective. TGA certification also enables the Company to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which includes most European countries as well as several Pacific Rim countries.

The United States Food and Drug Administration (“FDA”) has proposed detailed Good Manufacturing Practices (“GMP”) for nutritional supplements but has not yet adopted final regulations. The Company believes it complies with GMP as proposed by the FDA.

INTERNATIONAL OPERATIONS

Natural Alternatives International Europe S.A. (“NAIE”), a wholly-owned subsidiary of the Company, operates a facility in Manno, Switzerland, which is adjacent to the city of Lugano. The manufacturing facility provides manufacturing capability for encapsulation and tableting, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration. NAIE is operating under a five-year Swiss federal and local income tax holiday ending in fiscal 2005.

For the fiscal years ended June 30, 2002, 2001 and 2000, the percentage of the Company’s net sales to customers in international markets was approximately 31%, 29% and 32%, respectively. Approximately 16%, 18% and 8% of the Company’s net sales for the same fiscal years, respectively, were manufactured by NAIE for customers with sales in the European marketplace.

RESEARCH AND DEVELOPMENT

The primary emphasis of the Company’s research and development activities is the development of new products and enhancement of existing products. In addition, the Company continuously produces pilot or sample runs of product formulation prototypes to ensure stability and/or efficacy and to determine ingredient interaction and prospective customer acceptance of the final product. The Company maintains quality control procedures to verify that all products comply with established specifications and standards in compliance with both United States Pharmacopoeia and Good Manufacturing Practices promulgated by the Food and Drug Administration. The Company also directs and participates in clinical research studies for measuring the efficacy of certain products and/or formulations. These studies are conducted to establish consumer benefits and scientific efficacy supporting both product claims and marketing initiatives. The Company often collaborates with scientists and institutions, and the study results are generally presented at various scientific meetings and symposia, and generally also published in peer reviewed scientific journals. Research and development costs are expensed when incurred and were $821,000, $718,000 and $774,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Raw materials used in the Company’s products consist of nutrient powders, excipients, empty gelatin capsules, and necessary components for packaging and distribution of finished vitamin and nutritional supplement products. The nutrient powders and the empty gelatin capsules are purchased from manufacturers in the United States and foreign countries. To date, the Company has not experienced any difficulty in obtaining adequate sources of supply. Although there can be no assurance the Company will continue to be able to obtain adequate sources of these raw materials in the future, the Company believes it will be able to do so.

MAJOR CUSTOMERS

NSA International, Inc. (“NSA”) and Mannatech Incorporated (“Mannatech”) comprised 69% of the Company’s net sales for the fiscal year ended June 30, 2002. No other customers comprised 10% or more of the Company’s net sales for the fiscal year ended June 30, 2002. For the year ended June 30, 2001, sales to NSA, Mannatech and Nikken USA, Ltd. (“Nikken”) comprised 72% of the Company’s net sales.

The majority of the Company’s existing customers are marketing organizations who distribute a variety of nutritional and health related products throughout the United States, Europe and the Pacific Rim.

The Company’s sales backlog was approximately $10.1 million and $10.7 million as of August 31, 2002 and 2001, respectively.

COMPETITION

The Company’s products are sold in domestic and foreign markets in competition with other private label manufacturing and marketing companies. The vitamin and nutritional supplement industry is highly competitive, and competition continues to increase. The nutritional supplements category includes vitamins, minerals, herbs, botanicals, sports supplements, food supplements and homeopathic supplements. Competition for the sale of vitamins and supplements comes from many sources, including companies that sell supplements to supermarkets, large chain discount retailers, drug store chains and independent drug stores, health food stores, pharmaceutical companies and others who sell to wholesalers, as well as mail order vendors, eCommerce and network marketing companies. The Company does not believe it is possible to accurately estimate the number or size of its many competitors since the supplement industry is largely privately held and highly fragmented.

The Company believes the industry will continue to undergo significant consolidation with merger and acquisition activity in the near-term. Most industry experts expect consolidation activity to continue for the foreseeable future in food and nutrition companies, multilevel marketing organizations and eCommerce internet firms.

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

EMPLOYEES

As of June 30, 2002, the Company employed in the United States 134 full-time employees, with six employed in executive management positions, 18 in the area of research, laboratory and quality control, eight in sales and marketing, while the remaining employees are engaged in production and administration. The Company uses in its normal course of operations temporary personnel to meet short-term operating requirements primarily in manufacturing and manufacturing support. As of June 30, 2002, approximately 35 individuals were employed as temporary personnel.

As of June 30, 2002, the Company’s Swiss subsidiary employed 26 full-time employees and two temporary personnel in Switzerland. Most of these employees were engaged in manufacturing and manufacturing support.

The Company has never experienced a work stoppage. None of its employees are currently represented by a union or any other form of collective bargaining unit. The Company believes its relations with its employees are good.

GOVERNMENT REGULATION

The formulation, manufacturing, packaging, labeling, advertising and distribution of the Company’s products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”). The Company’s activities are also regulated by various agencies of the states and localities in which the Company’s products are sold, including without limitation the California Department of Health Services, Food and Drug branch. The FDA in particular regulates the advertising, labeling and sales of vitamin and mineral supplements and may take regulatory action concerning medical claims, misleading or untruthful advertising, and product safety issues. These regulations include the FDA’s Good Manufacturing Practices (“GMP”) for foods. Detailed dietary supplement GMPs have been proposed but no regulations have been adopted. Additional dietary supplement regulations were adopted by the FDA pursuant to the implementation of the Dietary Supplement Health and Education Act of 1994 (“DSHEA”).

The Company may be subject, from time to time, to additional laws or regulations administered by the FDA or other Federal, state or foreign regulatory authorities, or to revised interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or their application to the Company, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, by way of illustration and without limitation, require the Company to: reformulate certain products to meet new standards; recall or discontinue certain products not able to be reformulated; expand documentation of the properties of certain products; expand or provide different labeling and scientific substantiation; or, impose additional record keeping requirements. Any or all such requirements could have a material adverse effect on the Company’s results of operations and financial position.

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

The Company’s Swiss subsidiary leases approximately 22,000 square feet in Manno, Switzerland. The facilities are used primarily for the manufacturing, packaging and distribution of nutritional supplement products for the European marketplace.

The Company expects to renew its leases in the normal course of business. The Company is presently expanding its Swiss facilities. The Company believes that its facilities are adequate to meet its operating requirements for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

Over the past several years, the Company was a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies filed a number of similar lawsuits against some or all of the same manufacturers. The Company’s lawsuit was consolidated with some of the others and captioned In re: Vitamin Antitrust Litigation. Settlement payments received by the Company of $3,410,000, $298,000 and $116,000 are included in proceeds from Vitamin Antitrust Litigation for fiscal 2002, 2001 and 2000, respectively, in the accompanying statements of operations. Subsequent to June 30, 2002, the Company received a final settlement payment of $225,000 as all of its claims under the Vitamin Antitrust Litigation were settled.

The Company was a party to a lawsuit filed in January 2000 against its former President, Director and Chief Financial Officer and others. In November 2001, the parties mutually resolved their disputes with each other, dismissed all pending claims against one another and entered into a confidential settlement agreement.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER                    MATTERS

The Company’s common stock trades on The Nasdaq Stock Market under the Symbol: NAII. The table below sets forth the high and low sales prices of the Company’s stock for the years ended June 30, 2002 and 2001.

	High	Low
FY 2002
Fourth Quarter	$3.10	$1.58
Third Quarter	$2.45	$1.60
Second Quarter	$2.25	$1.08
First Quarter	$2.10	$1.24
FY 2001
Fourth Quarter	$2.78	$1.94
Third Quarter	$3.00	$2.09
Second Quarter	$3.63	$1.66
First Quarter	$2.31	$1.38

As of June 30, 2002, there were approximately 418 stockholders of record of NAII common stock.

The Company has never paid a dividend on its common stock. It is the Company’s present policy to retain all earnings to provide funds for the future growth of the Company.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company. The selected financial data in the table are derived from the consolidated financial statements of the Company. The following data should be read in conjunction with, and is qualified in its entirety by, the Company’s consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K.

	Year Ended June 30
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)

Net sales	$50,037	$42,158	$47,827	$57,430	$67,894
Cost of goods sold	39,068	33,970	44,152	45,010	49,158

Gross profit	10,969	8,188	3,675	12,420	18,736
Selling, general & administrative expenses	10,684	8,848	8,670	11,965	9,114
Loss on abandonment of leased facility	—	—	1,729	5,392	—
Loss on impairment of intangible assets acquired	—	1,544	—	—	—

Income (loss) from operations	285	(2,204)	(6,724)	(4,937)	9,622

Other income (expense):
Interest income	16	92	139	185	195
Interest expense	(665)	(755)	(399)	(85)	(110)
Equity in loss of unconsolidated joint venture	—	(38)	(62)	—	—
Foreign exchange gain (loss)	(68)	15	74	—	—
Proceeds from vitamin antitrust litigation	3,410	298	116	—	—
Other, net	259	73	(45)	15	(40)

Total other income (expense)	2,952	(315)	(177)	115	45

Income (loss) before income taxes	3,237	(2,519)	(6,901)	(4,822)	9,667
Provision (benefit) for income taxes	(642)	2,370	(2,429)	(1,899)	3,795

Net income (loss)	$3,879	$(4,889)	$(4,472)	$(2,923)	$5,872

Net income (loss) per common share:
Basic	$0.67	$(0.85)	$(0.78)	$(0.50)	$1.06
Diluted	$0.67	$(0.85)	$(0.78)	$(0.50)	$1.00
Weighted average common shares:
Basic	5,788	5,770	5,757	5,868	5,544
Diluted	5,798	5,770	5,757	5,868	5,867
Balance sheet data at end of period:
Total assets	$27,510	$25,068	$34,109	$38,596	$42,987
Working capital	8,725	5,045	7,639	14,098	17,454
Long-term debt and capital lease obligations, net of current portion	1,576	3,567	3,345	927	977
Total stockholders’ equity	19,608	15,604	20,486	25,091	27,659

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

Certain Forward-Looking Information

This Form 10-K contains certain “forward-looking statements” as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning future financial and operating results, anticipated growth in revenues and profit margins, improvements in management personnel, the impact of European operations, the utilization of inventories and facilities, statements concerning industry performance, the Company’s operations, economic performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company’s products. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including without limitation uncertainty related to government regulation, the effect of adverse publicity, litigation, the centralized location of the Company’s manufacturing operations, availability of raw materials, risks associated with international operations, competition, product liability claims, volatility of stock price and those factors described in this and other Company filings with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates including those related to bad debts and inventories. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowance for Doubtful Accounts—the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

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

Depreciation of Long-Lived Assets—the Company assigns useful lives for long-lived assets based on periodic studies of actual asset lives and the intended use for those assets. Any change in these asset lives would be reported in the statement of operations as soon as any change in estimate is determined.

Accounting for Income Taxes—the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At June 30, 2002, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating losses and the uncertainty regarding sufficient near term taxable income, management believes that this evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets. Therefore, a full valuation allowance of $1,097,000 is recorded at June 30, 2002. Should the Company determine that it would be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be recorded to operations in the period such determination was made.

RESULTS OF OPERATIONS

Fiscal 2002 Compared to Fiscal 2001

In fiscal 2002, the Company’s net sales were $50.0 million, an increase from fiscal 2001 of $7.8 million, or 19%. Net sales for fiscal 2002 were comprised of $41.6 million from our core business and $8.4 million from DTC products versus $36.5 million and $5.7 million for the same products in fiscal 2001, respectively. Of the core business for fiscal 2002, $8.2 million was produced by NAIE with NAI manufacturing the remainder of $33.4 million. NAIE produced $7.5 million of the core business sales in fiscal 2001.

Total net sales for all core business customers achieving individual volumes of at least $1.0 million was $39.2 million (four customers) and $34.4 million (six customers) for fiscal years 2002 and 2001, respectively, an increase of $4.8 million. The sales increase was primarily due to new product sales combined with increased volume of established products to the first and second largest customers of $2.1 million and $6.2 million, respectively. These increases were partially offset by decreased orders from smaller customers.

As noted above, DTC sales increased $2.7 million or 47%, from $5.7 million in fiscal 2001 to $8.4 million in fiscal 2002. This increase is primarily due to the introduction of eight new DTC products in fiscal 2002.

Gross profit for fiscal 2002 increased to $11.0 million, or 22% of net sales, from $8.2 million, or 19% of net sales, for fiscal 2001. Gross profit for fiscal 2002 was favorably impacted by sales increases from core business and DTC business and improved manufacturing yields partially offset by higher royalty expenses related to the DTC products.

Material costs as a percentage of net sales were 52% ($26.2 million) and 53% ($22.2 million) for fiscal years 2002 and 2001, respectively. Material contribution margins decreased due to material costs for the new packaged powder products sales. Excluding the packaged powder products, the material costs as a percentage of net sales would have improved 4% due to the Company’s efforts to reduce costs.

Direct and indirect manufacturing expenses were 24% and 28%, as a percentage of net sales for fiscal 2002 and 2001, respectively. The reduction in manufacturing expenses as a percent of net sales is due to improved internal process controls and increased efficiency.

Selling, general and administrative expenses (“SG&A”) for fiscal 2002 and 2001 was $10.7 million (21% of net sales) and $8.8 million (21% of net sales), respectively. The increase in fiscal 2002 is primarily attributable to incremental spending for DTC of $1.7 million and $350,000 related to reorganizing of the Company’s manufacturing and sales organizations. Additionally, inadequate performance by the Company’s former 3rd party DTC call and fulfillment center provider resulted in significantly higher processing and customer services costs. The Company replaced the former DTC call and fulfillment center in December 2001 and began an aggressive campaign to resolve the customer service issues resulting in additional charges of approximately $500,000. The start up costs associated with the new DTC call and fulfillment center were approximately $267,000.

Fiscal 2001 operating expenses included a charge of $1.5 million reflecting the write down of intangible assets acquired and additional expenses associated with the attempted commercialization of the underlying software obtained from the FitnessAge and Custom Nutrition ventures.

Proceeds from vitamin antitrust litigation for fiscal 2002 and 2001 includes receipts of $3.4 million and $298,000, respectively, obtained in settlement of claims associated with the Vitamin Antitrust Litigation.

The Company’s income from operations was $285,000 for fiscal 2002 compared to a loss of $2.2 million for fiscal 2001. The improvement in income from operations was due primarily to the increase in gross profit of $2.8 million and the intangible asset impairment charge of $1.5 million recorded in 2001. Operating expenses for both fiscal 2002 and fiscal 2001 were comparable in absolute dollars at approximately $10.7 million and $10.4 million, respectively.

Income tax expense for fiscal 2001 was $2.4 million resulting from the establishment of a valuation allowance on the net deferred tax assets. In fiscal 2002, Federal tax legislation was passed allowing companies to carryback NOLs for five years. This resulted in recognition of a $701,000 income tax refund receivable which was included as an income tax benefit in the accompanying consolidated statement of operations for the year ended June 30, 2002.

The Company recorded net income for fiscal 2002 of $3.9 million ($0.67 per share) compared to a net loss for fiscal 2001 of $4.9 million ($0.85 per share). The improvement in net income from fiscal 2002 to fiscal 2001 results from improved operating results, the Vitamin Antitrust settlement and the income tax benefit as described above.

Fiscal 2001 Compared to Fiscal 2000

Fiscal 2001’s net sales were $42.2 million, a decrease from fiscal 2000 of $5.6 million, or 12%. Net sales for fiscal 2001 were comprised of $36.5 million from our core business and $5.7 million from our DTC products versus $46.9 million and $875,000, for the same products in fiscal 2000, respectively. Of the core business for fiscal 2001, $7.5 million was produced by NAIE with NAI manufacturing the remainder of $29.0 million. NAIE produced approximately $3.4 million of the core business sales in fiscal 2000.

DTC products were first shipped in March 2000 and included only a single product offering. Sales for fiscal 2000 were $875,000. During fiscal 2001, three additional products were introduced and as a result sales increased approximately $4.8 million.

Total net sales for all core business customers achieving individual volumes of at least $1.0 million was $34.4 million (six customers) and $45.1 million (eight customers) for fiscal years 2001 and 2000, respectively, a decrease of $10.7 million. The sales decline was primarily due to the loss of three customers, which represented combined net sales of $9.9 million in fiscal 2000 versus $238,000 for fiscal 2001. Loss of these three customers reflects the risk associated with our core business where price/cost is a prime driver. Sales to our second largest customer declined in 2001 by 53% to $4.2 million from $9.0 million for fiscal 2000. Fiscal 2000 sales were higher as this customer purchased large quantities of product from the Company to support a major product introduction, while fiscal 2001 sales volumes have stabilized at lower levels. The sales decreases associated with these customers were offset by increases with other existing customers. Sales to our largest customer during fiscal 2001 increased by $1.1 million to $21.9 million as a result of increased product shipped. Sales increased by $1.1 million in 2001 to our third largest customer as a result of increased volume of established products coupled with additional new products introduced during the 2001 fiscal year.

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

Cost of goods sold, excluding the inventory write-off of $2.0 million, decreased by $8.2 million, or 19%, to $34.0 million from $42.2 million in fiscal 2000. The decrease in the absolute dollar amount of the cost of goods sold resulted from the decrease in sales in fiscal 2001 versus fiscal 2000.

Material costs, including outside packaging costs, as a percentage of net sales, excluding the inventory write-off, were 53% ($22.2 million) and 63% ($30.2 million) for fiscal 2001 and 2000, respectively. The decrease is primarily due to savings in packaging costs coupled with the effect of higher gross margins generated by our direct-to-consumer (“DTC”) business, offset by some higher material costs affecting our core products. During the fourth quarter of fiscal 2000, the Company began packaging most of its finished goods internally. Prior to this period, independent third-party vendors performed all packaging of the Company’s products. Cost of outside packaging during fiscal 2001 amounted to approximately $700,000, or 2% of sales, versus $5.4 million (11% of sales) for fiscal 2000. Material costs, as a percentage of sales, are approximately 55% and 36% for our core and DTC businesses, respectively.

Direct and indirect manufacturing expenses were, 28% and 25%, as a percentage of sales, for fiscal years 2001 and 2000, respectively. In absolute dollars, the expenses decreased to $11.7 million in 2001 from $12.0 million in 2000. The reduction was primarily due to a cost containment program established previously in fiscal 2000, offset by additional expenses to support in-house packaging and fulfillment expenses required by the DTC business.

SG&A for fiscal 2001 and 2000 was $8.8 million (21% of net sales) and $8.7 million (18% of net sales), respectively. The increase of fiscal 2001’s SG&A expenses, as a percentage of net sales, reflected incremental expenditures for legal expenses ($851,000), and selling and promotional expenses associated with DTC sales increases, ($712,000), offset by savings in bad debts, and costs to support our Swiss subsidiary. Legal expense incurred in fiscal 2001 is net of insurance proceeds received from our insurance carriers of $312,000.

Fiscal 2000 operating expenses included a $1.7 million charge for loss on leased facility. Fiscal 2001 operating expenses included a charge of $1.5 million reflecting the write down of intangible assets acquired and additional expenses associated with the attempted commercialization of the underlying software obtained from the FitnessAge and Custom Nutrition ventures.

Proceeds from vitamin antitrust litigation for fiscal 2001 and 2000 includes receipts of $298,000 and $116,000, respectively obtained in settlement of claims associated with the Vitamin Antitrust Litigation.

The Company’s loss from operations was $2.2 million for fiscal 2001 compared to a loss of $6.7 million for fiscal 2000. The decrease in loss from operations of $4.5 million in 2001 was due primarily to an increase in gross profit of $4.5 million. Operating expenses for both fiscal 2001 and fiscal 2000 were comparable in absolute dollars at approximately $10.4 million.

Income tax expense for fiscal 2001 was $2.4 million, while fiscal 2000 reflected a benefit of $2.4 million, a change of $4.8 million. The income tax benefit recorded in fiscal 2000 gave rise to net deferred tax assets of $2.3 million. At the end of fiscal 2001, changes in underlying estimates and assumptions as to the ultimate recovery of these assets required management to establish a valuation reserve of $2.3 million thereon, resulting in the charge to income taxes, for the current year, of the same amount.

The Company recorded a net loss for fiscal 2001 of $4.9 million ($0.85 per share) compared to a net loss of $4.5 million ($0.78 per share) for fiscal 2000. The change in net loss from fiscal 2000 to fiscal 2001 reflected a favorable change in operations offset by the significant charge to income taxes as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through cash flow from operations, capital and operating lease transactions, working capital credit facilities and equipment financing arrangements.

At June 30, 2002, the Company had cash of approximately $640,000, an increase from approximately $499,000 at June 30, 2001. Cash provided by operating activities was approximately $4.8 million. Proceeds from the Vitamin Antitrust Litigation of approximately $3.4 million are included in cash provided by operating activities. The Company used approximately $681,000 in investing activities primarily on capital expenditures that were partially offset by the repayment of notes receivable. The Company used approximately $4.0 million in financing activities to pay down debt by approximately $2.5 million and place a $1.5 million cash deposit as collateral for the Company’s amended working capital line of credit agreement.

Capital expenditures for fiscal 2002 were approximately $1,076,000. These expenditures relate primarily to the continuing development of the Swiss manufacturing facility of approximately $356,000 and domestic manufacturing and information system improvements of approximately $720,000. The domestic capital expenditures for manufacturing were spent on the acquisition of equipment primarily for our finished goods packaging operation. Additional expenditures were made to improve the Company’s management information system as well as to improve speed and security of the Company’s local-area and web-based networks. These expenditures were funded primarily from cash provided by operations.

At June 30, 2002, the Company had working capital of approximately $8.7 million compared to approximately $5.0 million at June 30, 2001. The $3.7 million increase in working capital was primarily the result of an increase in current assets of $4.1 million offset by an increase in current liabilities of $0.4 million. The change in current assets was primarily due to an increase in inventories of approximately $1.6 million, an income tax receivable of $0.7 million and cash and restricted cash of $2.1 million. Current liabilities declined primarily as cash was used to pay-down debt of $2.5 million of which $889,000 was current.

For fiscal 2002, the Company’s consolidated outstanding debt decreased to approximately $2.2 million from approximately $4.7 million at June 30, 2001. The decrease of $2.5 million reflects the pay-down of debt discussed in the previous paragraph. The composite interest rate on all outstanding debt as of June 30, 2002 was approximately 8.84%.

The Company has access to funds from the existing working capital credit facility to support future ongoing operating requirements of approximately $2.5 million, net of borrowings outstanding under these facilities as of June 30, 2002 of approximately $-0-. The working capital line of credit facilities are subject to eligibility requirements for current accounts receivable and inventory balances. As of June 30, 2002 total excess borrowing capacity based on eligible working capital balances was approximately $2.5 million.

Effective July 1, 2002, the Company and lender amended the working capital line of credit agreement. Under the terms of the amended agreement, maximum borrowings remain at $2.5 million, the interest rate was decreased to prime plus 0.5% and existing financial covenants were removed. The amended agreement requires the Company to maintain a minimum cash balance of $1.5 million with the secured creditor. The amount outstanding under the working capital line of credit agreement is to be paid upon expiration of the agreement on October 31, 2002. The Company is working with prospective lenders to replace the current working capital line of credit facility.

The Company believes that its available cash and existing credit facility should be sufficient to fund near-term operating activities. However, the Company’s ability to fund future operations and meet capital requirements will depend on many factors, including but not limited to: continued profitability from operations, the ability to seek additional financing; the effectiveness of the Company’s diversified growth strategy; the effectiveness of the expansion of European operations and the ability to establish additional customers or changes to existing customer’s business.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s contractual obligations and estimated cash requirements as of June 30, 2002. This table should be read in conjunction with the footnotes in the accompanying consolidated financial statements (dollars in thousands):

Fiscal Year	Operating Leases	Term Notes	Total
2003	$906	$587	$1,493
2004	375	642	1,017
2005	241	332	573
2006	108	83	191
2007	-0-	90	90
Thereafter	-0-	429	429

Total	$1,630	$2,163	$3,793

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this statement will have a material impact on its financial position or results of operations.

Also in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that Statement, and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from adverse changes in interest rates, and foreign exchange rates affecting the return on its investments and the cost of its debt. The Company does not use derivative financial instruments to reduce the impact of changes in interest or foreign exchange rates.

At June 30, 2002, the Company’s cash equivalents consisted of financial instruments with original maturities of three months or less.

The Company’s debt as of June 30, 2002 totaled $2.2 million of fixed rate loans. The average composite interest rate at June 30, 2002 for fixed rate loans was 8.84%.

The Company is exposed to movements in the exchange rate between the Swiss Franc and the U.S. Dollar. On June 30, 2002, the Swiss Franc closed at 1.48 to 1.00 U.S. dollar. The same rate was 1.79 Swiss Francs to 1.00 U.S. dollar at June 30, 2001. Foreign exchange losses for the year-ended June 30, 2002 were $68,000.

An immediate adverse change of one hundred basis points in interest rates would increase interest expense on an annual basis by $25,000. A 10% adverse change to the Swiss Franc exchange rate would decrease earnings by $31,000.

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

Recent Operating Income; Increasing Sales

The Company’s income from operations was $285,000 for the fiscal year ended June 30, 2002, compared to a loss from operations of $2.2 million for fiscal 2001. Sales for the fiscal year ended June 30, 2002 increased to approximately $50.0 million, compared to approximately $42.2 million for the fiscal year ended June 30, 2001. There can be no assurance that income from operations will continue. The Company expects operating results may further fluctuate from period to period as a result of differences in when it incurs expenses and recognizes revenues from product sales. Some of these fluctuations may be significant.

Reliance on Limited Number of Customers

For the fiscal year ended June 30, 2002, the Company had two major customers, which together accounted for approximately 69% of the Company’s net sales. The loss of any of these major customers, or any substantial reduction of their purchases from the Company, would have a material adverse impact on the business, operations and financial condition of the Company.

Reliance on a Key Personality

For the fiscal year ended June 30, 2002, the Company’s DTC product line was approximately 17% of the Company’s net sales. DTC products are marketed with a key personality through a variety of distribution channels including weekly television programming, internet and a monthly newsletter. The inability of the key personality to fulfill his current role, the reduction of television exposure or the reduction of internet or mailing capabilities would have a material adverse impact on the business, operations and financial condition of the Company.

Potential for Increased Competition

The market for the Company’s products is highly competitive. The Company competes with other dietary supplement products and over-the-counter pharmaceutical manufacturers. Among other factors, competition among these manufacturers is based upon price. If one or more manufacturers significantly reduce their prices in an effort to gain market share, the Company’s business, operations and financial condition could be adversely affected. Many of the Company’s competitors, particularly manufacturers of nationally advertised brand name products, are larger and have resources substantially greater than those of the Company. There has been speculation about the potential for increased participation in these markets by major international pharmaceutical companies. In the future, if not already, one or more of these companies could seek to compete more directly with the Company by manufacturing and distributing their own or others’ products, or by significantly lowering the prices of existing national brand products. The Company sells substantially all of its supplement products to customers who re-sell and distribute the products. Although the Company does not currently participate significantly in other channels such as health food stores, direct mail, and internet sales, the Company is expanding its operations and its products, including direct mail and internet sales, and will likely face increased competition in such distribution and sales channels as more vendors and customers utilize them.

Availability of Line of Credit

The Company’s current $2.5 million line of credit expires on October 31, 2002. The lender has not committed to extend the facility and is not planning to renew it. The liquidity provided by a line of credit is an important component of a sound financial management plan. The Company is in negotiations with other lenders for a replacement line of credit. There can be no assurance the current lender will extend the existing credit line or the Company will obtain a replacement credit facility or, if it does, that the terms of the new facility will be as favorable or better than those of the current credit line. Failure to obtain a new line of credit could materially impair the Company’s ability to fund growth in operations or meet other working capital needs in the future.

Reliance on Limited Number of Suppliers; Availability and Cost of Purchased Materials

The Company purchases certain products it does not manufacture from a limited number of raw material suppliers. Mannatech comprised 29% of the Company’s total raw material purchases for the year ended June 30, 2002. No other supplier represented more than 10% of total raw material purchases for the year ended June 30, 2002. Although the Company currently has supply arrangements with several suppliers of these raw materials, and such materials are generally available from numerous sources, the termination of the supply relationship by any material supplier or an unexpected interruption of supply could materially adversely affect the Company’s business, operations and financial condition.

The Company relies on a single supplier to process certain raw materials for a product line of the Company’s largest customer. An unexpected interruption of supply of this service would materially adversely affect the Company’s business, operations and financial condition.

Decline in Stock Price

The Company’s stock price has experienced volatility, has generally declined during the past few years and is currently near historic lows. In view of the Company’s recent results and the fact there can be no assurances of future profitability, there can be no assurance that the stock price will not decline. Market conditions in the vitamin and nutritional supplement industry, such as increased price competition, consolidation, oversupply of vitamin and supplement products, operating results of competitors, adverse publicity and other factors such as customer and product announcements by the Company and operating results which are lower than the expectations of analysts and our investors, may have a continuing adverse effect on the price of the Company’s stock.

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

Exposure to Product Liability Claims

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces a risk of exposure to product liability claims in the event that, among other things, the use of its products allegedly results in injury. The Company maintains product liability insurance coverage, including primary product liability and excess liability coverage. The cost of such coverage has increased dramatically in the last year and the availability of adequate insurance coverage has decreased. There can be no assurance that adequate product liability insurance will continue to be available at an economically reasonable cost or that the Company’s insurance will be adequate to cover any liability the Company incurs in respect to all possible product liability claims. In addition, some of the ingredients included in one or more of the products manufactured by the Company are subject to controversy involving potential negative side effects or questionable health benefits. Some insurers, including some providing coverage to the Company, have recently excluded certain of these ingredients from their product liability coverage. Although the Company’s product liability insurance does not presently have any such limitations, the Company’s insurer could require such exclusions or limitations on coverage in the future. In such event, the Company may have to cease utilizing the ingredients or may have to rely on indemnification or similar arrangements with its customers who wish to continue to include such ingredients in their products. In such an event, the consequential increase in product liability risk or the loss of customers or product lines could have a material adverse impact on the Company’s business, operations, and financial condition.

Risks Associated with International Markets

The Company’s growth may be dependent in part upon its ability to expand its operations and those of its customers into new markets, including international markets. For the fiscal year ended June 30, 2002 and 2001, the percentage of the Company’s net sales to customers in international markets was approximately 31% and 29%, respectively. NAIE operates a manufacturing facility in Switzerland, which is intended to facilitate an increase in sales of the Company’s products overseas and which contributed approximately 16% and 18% of the Company’s net sales for the fiscal years ended June 30, 2002 and 2001, respectively. The Company may experience difficulty expanding in international markets due to regulatory barriers, the necessity of adapting to new regulatory systems, and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things, (1) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company’s ability to sell certain products or repatriate profits to the United States, (2) exposure to currency fluctuations, (3) the potential imposition of trade or foreign exchange restrictions or increased tariffs, and (4) economic and political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

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

Failure to Attract and Retain Management Could Harm Our Ability to Maintain Profitability

The Company’s success is dependent in large part upon its continued ability to identify, hire, retain, and motivate highly skilled management employees. Competition for these employees is intense, and the Company may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. The majority of the Company’s current corporate officers began their employment with the Company in fiscal years 2002 and 2001. The inability of the Company to retain competent professional management could adversely effect its ability to execute its business strategy.

Centralized Location of Manufacturing Operations

The Company currently manufactures the vast majority of its products at its manufacturing facilities in Southern California. Accordingly, any event resulting in the slowdown or stoppage of the Company’s manufacturing operations or distribution facilities in Southern California could have a material adverse affect on the Company. The Company maintains business interruption insurance. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that may be incurred from an interruption in the Company’s manufacturing and distribution operations.

Concentration of Ownership; Certain Anti-Takeover Considerations

The Company’s directors and executive officers beneficially own in excess of 22.7% of the outstanding Common Stock as of June 30, 2002. Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies, and business operations of the Company. The Company’s Board of Directors has the authority to approve the issuance of 500,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company’s shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Certain provisions of Delaware law, as well as the issuance of preferred stock, and other “anti-takeover” provisions in the Company’s Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company’s shareholders, and may limit the price certain investors may be willing to pay in the future for shares of Common Stock.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data as required by this item are set forth on pages 25 through 45.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE

Form 8-K filed May 24, 2001, and amended June 12, 2001

Item 4.    Changes in Registrant’s Certifying Accountant

(b)	On May 16, 2001, the Board of Directors of the Company notified KPMG LLP (“KPMG”) that their appointment as independent auditors was terminated effective May 16, 2001.

The reports of KPMG on the Company’s financial statements for the fiscal year ended June 30, 2000 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company’s financial statements for the fiscal years ended June 30, 2000, and in the subsequent interim period through March 31, 2001, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The Company provided KPMG with a copy of this disclosure and requested KPMG to furnish it with a letter addressed to the Securities Exchange Commission stating whether it agrees with the above statements. A copy of that letter dated May 24, 2001 was filed as Exhibit 16.1 to a current report filed with the Securities and Exchange Commission on Form 8-K as amended.

(c)
the Registrant engaged the accounting firm of Ernst & Young LLP (“Ernst & Young”), on May 21, 2001, as the independent auditors to audit the Registrant’s financial statements. Neither the Registrant nor anyone acting on its behalf had previously consulted Ernst & Young for any purpose, within the last two most recent fiscal years or any subsequent interim period.

Item 7.    Financial Statements and Exhibits

(c)	Exhibit 16.1 Letter from KPMG to the Securities Exchange Commission dated May 24, 2001.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included under the caption “Directors and Executive Officers of the Registrant” in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included under the caption “Executive Compensation” in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included under the caption “Certain Relationships and Related Transactions” in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The following filing on Form 8-K was filed during the fourth fiscal quarter, of the fiscal year reported herein, ended June 30, 2002:

The Company filed a Form 8-K on May 23, 2002 to announce the receipt of approximately $2.4 million from a settlement with certain defendants in the
Vitamin Antitrust Litigation.

NATURAL ALTERNATIVES INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
JUNE 30, 2002

Independent Auditors’ Report

The Board of Directors and Stockholders
Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14 (a)(2) for each of the two years in the period ended June 30, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

San Diego, California
August 9, 2002

Independent Auditors’ Report

The Board of Directors and Stockholders
Natural Alternatives International, Inc.

We have audited the consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows of Natural Alternatives International, Inc. and subsidiaries for the year ended June 30, 2000. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended June 30, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Natural Alternatives International, Inc. and subsidiaries for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Diego, California
October 9, 2000

Natural Alternatives International, Inc.

Consolidated Balance Sheets
As of June 30
(Dollars in thousands, except share data)

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$640	$499
Restricted cash	1,500	—
Accounts receivable—less allowance for doubtful accounts of $105 at June 30, 2002 and $470 at June 30, 2001	3,536	3,331
Inventories, net	7,871	6,201
Income tax refund receivable	701	—
Prepaid expenses	271	481
Deposits	168	33
Other current assets	165	172

Total current assets	14,852	10,717

Property and equipment, net	12,439	13,798

Other assets:
Related parties notes receivable	118	451
Other noncurrent assets, net	101	102

Total other assets	219	553

Total assets	$27,510	$25,068

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,927	$4,149
Accrued compensation and employee benefits	482	320
Line of credit	—	242
Income taxes payable	131	72
Current portion of long-term debt and capital lease	587	889

Total current liabilities	6,127	5,672
Long-term debt and capital lease, less current portion	1,576	3,567
Long-term pension liability	199	225

Total liabilities	7,902	9,464

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 8,000,000 shares authorized, issued and outstanding 6,073,179 at June 30, 2002 and 6,048,106 at June 30, 2001	61	60
Additional paid-in capital	11,362	11,307
Retained earnings	9,488	5,609
Treasury stock, at cost, 272,400 shares at June 30, 2002 and 262,500 shares at June 30, 2001	(1,303)	(1,283)
Accumulated other comprehensive loss	—	(89)

Total stockholders’ equity	19,608	15,604

Total liabilities and stockholders’ equity	$27,510	$25,068

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income (Loss)
For the Years Ended June 30
(Dollars in thousands, except share data)

	2002	2001	2000
Net sales	$50,037	$42,158	$47,827
Cost of goods sold	39,068	33,970	44,152

Gross profit	10,969	8,188	3,675
Selling, general & administrative expenses	10,684	8,848	8,670
Loss on abandonment of leased facility	—	—	1,729
Loss on impairment of intangible assets acquired	—	1,544	—

Income (loss) from operations	285	(2,204)	(6,724)

Other income (expense):
Interest income	16	92	139
Interest expense	(665)	(755)	(399)
Equity in loss of unconsolidated joint venture	—	(38)	(62)
Foreign exchange gain (loss)	(68)	15	74
Proceeds from vitamin antitrust litigation	3,410	298	116
Other, net	259	73	(45)

	2,952	(315)	(177)

Income (loss) before income taxes	3,237	(2,519)	(6,901)
Provision for (benefit from) income taxes	(642)	2,370	(2,429)

Net income (loss)	$3,879	$(4,889)	$(4,472)

Unrealized loss on investments	—	(28)	(1)

Comprehensive income (loss)	$3,879	$(4,917)	$(4,473)

Net income (loss) per common share:
Basic	$0.67	$(0.85)	$(0.78)

Diluted	$0.67	$(0.85)	$(0.78)

Weighted average common shares outstanding:
Basic shares	5,787,712	5,769,585	5,756,705
Diluted shares	5,798,453	5,769,585	5,756,705

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity
For the Years Ended June 30
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount
Balance, June 30, 1999	6,002,375	$60	$11,237	$14,970	$(1,116)	$(60)	$25,091
Issuance of common stock for employee stock purchase plan	22,005	—	35	—	—	—	35
Treasury stock purchased	—	—	—	—	(167)	—	(167)
Net unrealized loss on investments	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	(4,472)	—	—	(4,472)

Balance, June 30, 2000	6,024,380	60	11,272	10,498	(1,283)	(61)	20,486
Issuance of common stock for employee stock purchase plan	23,726	—	35	—	—	—	35
Net unrealized loss on investments	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	(4,889)	—	—	(4,889)

Balance, June 30, 2001	6,048,106	60	11,307	5,609	(1,283)	(89)	15,604
Issuance of common stock for employee stock purchase plan and stock option exercises	25,073	1	53	—	—	—	54
Treasury stock purchased	—	—	—	—	(20)	—	(20)
Compensation expense related to stock options granted to employees	—	—	2	—	—	—	2
Net realized loss on disposal of investments	—	—	—	—	—	89	89

Net income	—	—	—	3,879	—	—	3,879

Balance, June 30, 2002	6,073,179	$61	$11,362	$9,488	$(1,303)	$—	$19,608

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows
For the Years Ended June 30
(Dollars in thousands)

	2002	2001	2000
Cash flows from operating activities
Net income (loss)	$3,879	$(4,889)	$(4,472)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	(58)	286	(142)
Increase in inventory reserve	1,535	—	2,000
Write-off of notes receivable	—	89	80
Depreciation and amortization	2,407	2,487	2,182
Impairment charge on intangible assets	—	1,216	—
Deferred income taxes	—	2,293	(907)
Non-cash compensation	2	—	—
Pension expense, net of contributions	(26)	(192)	7
(Gain) loss on disposal of assets	(54)	32	162
Loss on investments	89	37	63
Loss on abandonment of leased facility, net of amounts paid	—	(50)	(2,384)
Foreign exchange gains on foreign debt	—	—	(86)
Changes in operating assets and liabilities:
Accounts receivable	(147)	373	3,560
Inventories	(3,205)	1,426	249
Tax refund receivable	(701)	1,500	729
Prepaid expenses	210	154	420
Deposits	(135)	37	875
Accrued interest on related parties notes receivable	—	(53)	(64)
Other current assets	7	(109)	—
Other noncurrent assets	1	12	393
Accounts payable	778	(302)	(3,883)
Income taxes payable	59	72	—
Accrued compensation and employee benefits	162	(35)	(431)

Net cash provided by (used in) operating activities	4,803	4,384	(1,649)

Cash flows from investing activities
Proceeds from sale of property and equipment	82	—	54
Capital expenditures	(1,076)	(960)	(5,161)
Issuance of notes receivable	—	(100)	(826)
Repayment of notes receivable	313	17	78
Investment purchases	—	—	(100)
Increase in intangible assets	—	(11)	—

Net cash used in investing activities	(681)	(1,054)	(5,955)

Cash flows from financing activities
Net (payments) borrowing on lines of credit	(242)	(2,561)	2,833
Borrowings on long-term debt and capital leases	—	1,708	5,455
Payments on long-term debt and capital leases	(2,293)	(2,828)	(800)
Increase in restricted cash	(1,500)	—	—
Issuance of common stock	54	35	35
Treasury stock acquisitions	—	—	(167)

Net cash (used in) provided by financing activities	(3,981)	(3,646)	7,356
Net increase (decrease) in cash and cash equivalents	141	(316)	(248)
Cash and cash equivalents at beginning of year	499	815	1,063

Cash and cash equivalents at end of year	$640	$499	$815

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$394	$676	$365
Income taxes refunded	—	(1,497)	(2,252)

Disclosure of non-cash activities:
Net unrealized gains (losses) on investments	$—	$(28)	$(1)

Supplemental schedule of non-cash activities
Related parties notes receivable	$20	$855	$—
Investments	—	150	—
Accounts receivable	307	107	—
Inventory	1,500	64	—
Accounts payable	—	29	—

	$1,827	$1,205	$—

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

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, generally ranging from 3 to 39 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term as management believes it is more likely than not that the renewal option in the underlying lease will be exercised. Maintenance and repairs are expensed as incurred. Significant expenditures that increase economic useful lives are capitalized.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and Development Costs

Research and development costs are expensed when incurred and were $821,000, $718,000 and $774,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended June 30, 2002, 2001 and 2000, the Company incurred and expensed advertising costs in the amounts of $679,000, $501,000 and $261,000, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements of operations.

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

Stock Option Plans

The Company accounts for its stock-based employee compensation for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, as allowed under Statement of Financial Accounting Standards No. (“SFAS”) 123. Accordingly, compensation cost is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the price the employee must pay to acquire the stock.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable, line of credit and note payable

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings Per Share.” This statement requires the presentation of basic income (loss) per share, using the weighted average number of shares outstanding during the period, and diluted income per share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for the Company’s diluted income per share computation. Basic and diluted income (loss) per share are calculated as follows:

	For the Years Ended June 30,
	2002	2001	2000
	(Dollars in thousands, except share data)
Numerator
Net income (loss)	$3,879	$(4,889)	$(4,472)

Denominator
Basic weighted average common shares outstanding	5,787,712	5,769,585	5,756,705
Dilutive effect of stock options	10,741	—	—

Diluted weighted average common shares outstanding	5,798,453	5,769,585	5,756,705

Basic net income (loss) per share	$0.67	$(0.85)	$(0.78)

Diluted net income (loss) per share	$0.67	$(0.85)	$(0.78)

For the years ended June 30, 2002, 2001 and 2000, shares related to stock options of 137,000, 524,400, and 313,000, respectively, were excluded from the calculation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with the Company’s largest customers. These customers’ receivable balances collectively represent 71% of gross accounts receivable at June 30, 2002 and 85% at June 30, 2001. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising the Company’s remaining customer base.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    Inventories

Inventories, net are comprised of the following at June 30:

	2002	2001
	(Dollars in thousands)

Raw materials	$4,631	$2,758
Work in progress	1,754	2,196
Finished goods	1,486	1,247

	$7,871	$6,201

C.    Property and Equipment

The following is a summary of property and equipment at June 30:

	Life Used for Depreciation	2002	2001
		(Dollars in thousands)

Land	NA	$393	$393
Building and building improvements	5–39 years	3,279	3,277
Machinery and equipment	3–15 years	15,517	14,995
Office equipment and furniture	5–7 years	4,054	3,813
Vehicles	3 years	197	197
Leasehold improvements	5–39 years	4,230	4,100

Total property and equipment		27,670	26,775
Less accumulated depreciation and amortization		(15,231)	(12,977)

Property and equipment, net		$12,439	$13,798

D.    Investments

As of June 30, 2001, the Company’s investments include equity securities classified as available for sale. These investments were carried at fair value, with unrealized gains and losses recorded in Accumulated Other Comprehensive Loss. Securities are valued at $-0- and $17,000 as of June 30, 2002 and 2001 and are included in other current assets in the accompanying balance sheet. The security portfolio includes gross unrealized losses, net of tax, of $0 and $89,000 at June 30, 2002 and 2001, respectively.

E.    Debt

On December 20, 2000, the Company replaced an existing $9.0 million working capital line of credit with a $9.35 million credit facility. The financing consisted of a $7.0 million working capital line of credit, a $1.6 million term note, and an additional $750,000 term note facility for financing equipment purchases. The entire credit facility carried an annual interest rate of prime plus 0.5%, for an effective interest rate of 7.25% at June 30, 2001. Borrowings under the line of credit were collateralized by eligible accounts receivable and inventory, as defined in the agreement; proceeds were used to support ongoing operating requirements.

In October 2001, the Company and the lender amended the credit agreement to provide new debt covenant restrictions and waive default rights and remedies as of June 30, 2001. Under the amended agreement the

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

working capital line of credit was reduced to $2.5 million and the interest rate was increased to prime plus 3.5%. The entire credit facility, including the term note, expired on July 1, 2002. The term note was to be repaid in monthly installments of approximately $26,700 with the balance due upon expiration of the agreement on July 1, 2002.

Effective July 1, 2002, the Company and lender amended the working capital line of credit agreement. Under the terms of the amended agreement, maximum borrowings remain at $2.5 million, the interest rate was decreased to prime plus 0.5% and existing financial covenants were removed. The amended agreement requires the Company to maintain a minimum cash balance of $1.5 million with the secured creditor. The minimum cash balance requirement was reflected as restricted cash in the accompanying balance sheet as of June 30, 2002. The amount outstanding under the working capital line of credit agreement is to be paid upon expiration of the agreement on October 31, 2002. The Company expects the working capital line of credit to be refinanced in the normal course of business. As of June 30, 2002 there was no amount outstanding.

On May 2, 1996, the Company entered into a term note agreement for $1.1 million, secured by a building, at an annual interest rate of 8.25%. The note is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of June 30, 2002 the outstanding amount was $813,000.

In March 2001, NAIE entered into a capital lease arrangement with a bank for CHF 182,000, or approximately $108,000. The lease provided for monthly payments of approximately $3,000 over its thirty six (36) month term. Proceeds were used to finance capital equipment. This obligation was fully repaid at June 30, 2002.

During fiscal 2002, NAIE’s line of credit agreement that permitted borrowings up to CHF 1.0 million at an annual interest rate of 5.5% was cancelled. Amounts outstanding under the line of credit were $-0- and $30,000 as of June 30, 2002 and 2001, respectively.

On November 9, 1999, the Company entered into a term note agreement for $2.5 million, secured by equipment, at an annual interest rate of 9.2%. The note has a five-year term that provides for principal and interest payable in monthly installments of $52,000. As of June 30, 2002 the outstanding amount was $1.4 million.

The composite interest rate on all outstanding debt at June 30, 2002 and 2001 was 8.84% and 8.06%, respectively.

Aggregate amounts of long-term debt maturities as of June 30, 2002 are as follows (dollars in thousands):

2003	$587
2004	642
2005	332
2006	83
2007	90
Thereafter	429

$2,163

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.    Income Taxes

The provision (benefit) for income taxes for the years ended June 30 consisted of the following:

	2002	2001	2000
	(Dollars in thousands)
Current:
Federal	$(701)	$—	$(1,525)
State	—	—	3
Foreign	59	—	—

	(642)	—	(1,522)

Deferred:
Federal	—	1,992	(755)
State	—	378	(152)
Foreign	—	—	—

	—	2,370	(907)

Provision (benefit) for income taxes	$(642)	$2,370	$(2,429)

The provision (benefit) for deferred income taxes for the years ended June 30 consists of the following:

	2002	2001	2000
	(Dollars in thousands)
Accrual for loss on lease obligation	$—	$—	$951
Accelerated depreciation and amortization for tax purposes	826	91	21
Increase (decrease) in valuation allowance	(2,377)	3,355	83
Inventories	703	(90)	(697)
Bad debt expense	155	(51)	308
Accrued vacation expense	(10)	(18)	(15)
Customer deposits	—	—	(80)
Credit carryforward	(313)	—	(126)
Investment loss carryforward	—	—	36
Other, net	(1)	304	(102)
Net operating loss carryforward	1,017	(1,221)	(1,286)

	$—	$2,370	$(907)

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net deferred tax assets and deferred tax liabilities as of June 30 are as follows:

	2002	2001
	(Dollars in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$29	$184
Accrued vacation expense	88	78
Tax credit carryforward	439	126
Allowance for inventories	517	1,220
Other, net	117	116
Net operating loss carryforward	1,439	2,456

Total gross deferred tax assets	2,629	4,180
Less valuation allowance	1,097	3,474

Net deferred tax assets	1,532	706
Deferred tax liabilities:
Accumulated depreciation and amortization	1,532	706

Net deferred tax liabilities	1,532	706

Net deferred tax asset	$—	$—

At June 30, 2002, the Company has federal and state tax net operating loss carryforwards of approximately $3,335,000 and $5,229,000, respectively. The Federal and state tax loss carryforwards will begin to expire in 2019 and 2005, respectively, unless previously utilized.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating losses and the uncertainty regarding sufficient near term taxable income, management believes that this evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets. Therefore, a full valuation allowance of $3,474,000 was established in the year ended June 30, 2001 and adjusted to a full valuation allowance of $1,097,000 in the fiscal year ended June 30, 2002.

NAIE obtained from the Swiss tax authorities a five year Federal and local income tax holiday ending in fiscal 2005. NAIE had net income of $1,163,000 for the year ended June 30, 2002.

During the fiscal year, Federal tax legislation was enacted that allows operating losses to be carried back five years, rather than three years as allowed under the previous statute. As a result of the new legislation, the Company amended its 1996 tax return, resulting in a $701,000 income tax refund. This amount was recognized as a benefit for income taxes for the year ended June 30, 2002 in the accompanying statement of operations and is included in income tax receivable in the accompanying balance sheet as of June 30, 2002.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income taxes computed by applying the statutory federal income tax rate of 34% to earnings before income taxes for the year ended June 30 is as follows:

	2002	2001	2000
	(Dollars in thousands)

Income taxes (benefit) computed at statutory federal income tax rate	$1,101	$(857)	$(2,346)
State income taxes (benefit), net of federal income tax benefit (expense)	128	(101)	(214)
Net operating loss carryback refund	(701)	—	—
Increase (decrease) in valuation allowance	(863)	3,355	83
Expenses not deductible for tax purposes	3	70	68
Foreign tax holiday	(356)	(442)	57
Other	46	345	(77)

Income taxes (benefit) as reported	$(642)	$2,370	$(2,429)

Effective tax rate	(19.8)%	94.1%	(35.2)%

G.    Employee Benefit Plans

The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with twelve months and at least one thousand hours of service during the twelve-month period are eligible to participate in the plan. The Company may make contributions to the plan at the discretion of its Board of Directors. Effective July 1, 2001, the plan was amended to require the Company to match one half of the first 6% of a participant’s compensation contributed to the plan. During the year ended June 30, 2002, the Company contributed $73,000 in matching contributions to the plan. Prior to July 1, 2001, Company contributions to the plan were made at the discretion of the Board of Directors. During the years ended June 30, 2001 and 2000, the Company contributed $-0- and $117,000, respectively. Contributions to the plan are expensed and included in selling, general and administrative expenses in the accompanying statements of operations.

The Company has a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. The Company recognizes the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed for these benefits totaled $342,000, $271,000 and $348,000 for 2002, 2001, and 2000, respectively.

In December 1999, the Company adopted an employee stock purchase plan that provides for the issuance of up to 150,000 shares of the Company’s common stock. The plan is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees, as designated by the Human Resource Committee of the Board of Directors. Under the terms of the plan, participating employees are eligible to have a maximum of 15% of their compensation withheld through payroll deductions to purchase shares of common stock at the lower of 85% of (i) the fair market value at the beginning of each offering period or (ii) the fair market value on predetermined dates. As of June 30, 2002, 64,727 shares of common stock have been issued pursuant to this plan.

The Company sponsors a defined benefit pension plan (the “Plan”), which provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 21, 1999, the Company adopted an amendment to freeze benefit accruals to the participants. At

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002, the amortized portion of the unfunded accrued liability for prior service cost, using a 30-year funding period, was approximately $199,000. This amount was accrued. The Company’s policy is to fund the net pension cost accrued. However, the Company will not contribute an amount less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or more than the maximum tax-deductible amount.

Disclosure of Funded Status

The following table sets forth the Plan’s funded status and amount recognized in the Company’s consolidated balance sheets at June 30, after the effect of curtailment:

	2002	2001
	(Dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$978	$988
Interest cost	63	68
Actuarial (gain)/loss	8	141
Benefits paid	(16)	—
Other	—	(219)

Benefit obligation at end of year	$1,033	$978

Change in Plan Assets
Fair value of plan assets at beginning of year	$768	$768
Actual return on plan assets	84	18
Employer contributions	21	201
Benefits paid	(16)	—
Other	—	(219)

Fair value of plan assets at end of year	$857	$768

Reconciliation of Funded Status
Funded status (under)/over funded	$(176)	$(210)
Unrecognized net actuarial (gain)/loss	(23)	(15)

Accrued benefit cost	$(199)	$(225)

Additional Minimum Liability Disclosures
Accrued benefit liability	$(176)	$(210)

Net Periodic Benefit Cost

The Net Periodic Benefit Cost for the fiscal years ending June 30 includes the following components:

	2002	2001	2000
	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Interest cost	$63	$68	$68
Expected return on Plan Assets	(68)	(58)	(61)
Recognized net actuarial (gain)/loss	—	(6)	—
Effect of special events (curtailment)	—	4	—

Net periodic benefit cost (income)	$(5)	$8	$7

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumption and Method Disclosures

	2002	2001	2000
Discount rate	6.50%	6.50%	7.00%
Expected long term rate of return	7.50%	7.50%	7.50%
Amortization method	Straight-line	Straight-line	Straight-line

H.    Stockholders’ Equity

Treasury Stock

In February 1999, the Board of Directors approved a repurchase program of up to 500,000 shares of the Company’s common stock. As of June 30, 2001, 262,500 shares were repurchased under this program. In fiscal 2002, 9,900 shares were repurchased from a former Vice President of the Company pursuant to a separation agreement.

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

On October 28, 1998, and as amended March 11, 1999, the Board of Directors adopted the 1998 Outside Director Compensation Plan that provides non-employee directors an annual grant of nonqualified stock options. Three options for 10,000 shares each, were granted on March 11, 1999, at a fair market value price of $5.75 per share, and one grant of 10,000 shares was subsequently forfeited. The Outside Director Compensation Plan was subsequently included with the 1999 Plan and ceased to exist as a separate stock option plan. Pursuant to the former Outside Director Compensation Plan and the 1999 Plan, each non-employee director receives an annual grant of a Non-Qualified Option to purchase 10,000 shares on the first day of March of each fiscal year. Each such option has an exercise price equal to the fair market value on the date of grant, a five-year term and vests over 3 years providing the non-employee director remains willing to serve as a non-employee director of the Company.

At the Company’s Annual Meeting held on December 6, 1999, the Stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”) and reserved a total of 500,000 common shares for issuance to officers, directors, employees, and consultants of the Company. Grants under this Plan can be either Incentive Stock Options, or Nonqualified Stock Options.

With the exception of the 1999 Plan; all stock options under each of the plans have five-year terms and all options become fully vested between three and eight years of their grant date. Stock options granted under the 1999 Plan have either a five or a ten-year term and become fully vested within three years of their grant date.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity during the periods indicated is summarized below:

	1992 Incentive Plan	1994 Nonqualified Plan	1998 Outside Director Plan	1999 Plan	Total All Plans	Weighted Average Exercise Price
Outstanding at June 30, 1999	181,750	171,000	—	—	352,750	6.32
Forfeited	(38,750)	(171,000)	(10,000)	(30,500)	(250,250)	4.79
Granted	30,000	—	30,000	150,500	210,500	2.73

Outstanding at June 30, 2000	173,000	—	20,000	120,000	313,000	5.18
Forfeited	(8,000)	—	—	(13,600)	(21,600)	5.17
Granted	—	—	—	233,000	233,000	2.17

Outstanding at June 30, 2001	165,000	—	20,000	339,400	524,400	3.84
Exercised	—	—	—	(6,104)	(6,104)	2.02
Forfeited	(80,000)	—	—	(186,296)	(266,296)	2.51
Granted	—	—	—	274,800	274,800	2.01

Outstanding at June 30, 2002	85,000	—	20,000	421,800	526,800	3.58

Exercisable at June 30, 2002	85,000	—	20,000	120,840	225,840	5.59

Weighted-average remaining contractual life in years	.6	—	1.7	8.3	6.66
Available for grant at June 30, 2002	215,000	—	—	72,096	287,096

During fiscal 2002, the Company granted options to purchase 90,000 shares to employees at an exercise price below the fair market value of the stock on the grant date. The Company recorded approximately $2,000 of compensation expense in fiscal 2002 related to these option grants. As of June 30, 2002, the Company expects to record approximately $86,000 of compensation expense over the vesting period of the related stock options through fiscal 2005.

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 2002, 2001 and 2000: risk-free interest rates of 4.40%, 6.0% and 6.0%, respectively; dividend yield rate of zero; expected life of four to nine years, four years, and three to six years, respectively, depending on option termination date; and volatility of 53%, 52% and 88%, respectively. The weighted average fair value of the options granted was $1.45, $2.17 and $1.61 per share, respectively.

As of June 30, 2002, the range of stock option exercise prices was $1.80 to $10.50.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma Information for Stock Options

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, recognizes compensation cost based on the intrinsic value of the options on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) would have been the pro forma amounts indicated below. These pro forma amounts are not necessarily representative of the effects on reported net income (loss) for future years.

	2002	2001	2000
	(Dollars in thousands)

Net income (loss), as reported	$3,879	$(4,889)	$(4,472)
Pro forma net income (loss)	$3,740	$(4,993)	$(4,750)

Basic net income (loss) per share, as reported	$0.67	$(0.85)	$(0.78)
Pro forma basic net income (loss) per share	$0.67	$(0.87)	$(0.83)

Diluted earnings net income (loss) per share, as reported	$0.67	$(0.85)	$(0.78)
Pro forma diluted net income (loss) per share	$0.67	$(0.87)	$(0.83)

I.    Commitments

The Company leases part of its main facilities under leases that are non-cancelable operating leases.

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

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases, including the lease agreements referred to above, (with initial or remaining lease terms in excess of one year) are set forth below (dollars in thousands):

2003	$906
2004	375
2005	241
2006	108

$1,630

Rental expense totaled $818,000, $780,000 and $647,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.    Related Party Transactions

Prior to fiscal 2001, the Company had sales to a customer in which directors, officers and employees previously had direct and indirect equity ownership. During fiscal 2000, the Company wrote off an account receivable and a note receivable from this customer of $34,000 and $50,000, respectively. During fiscal 2001, $65,000 was received from this customer and credited to other income as recovery of amounts previously written off.

During fiscal 1999, the Company made 6% interest-bearing loans of $20,000, secured by Company common stock, to the Vice President of Science and Technology, the former Vice President of Marketing, and a former Vice President of Operations. During fiscal 2000 an additional loan of $19,000, with interest at 6% and secured by a second deed of trust on his principal residence, was made to a former Vice President of Marketing. During fiscal 2000 the loan amount, including accrued interest, to the Vice President of Operations, was repaid upon termination of his employment. As of June 30, 2001, the notes receivable from the former Vice President of Marketing of $39,000 plus accrued interest of $4,000 were fully reserved as uncollectible. During fiscal 2001, certain notes and accrued interest receivable, totaling $61,216 from the Company’s Vice President of Science and Technology, which had been fully reserved in fiscal 1999, as uncollectible, were forgiven. During fiscal 2002, the note and accrued interest receivables from the former Vice President of Marketing, which had been fully reserved in fiscal 2001, were repaid as part of a separation agreement. During fiscal 2002, the Company made a non-interest loan for $14,000 to the Vice President of Science and Technology. The loan has a 13 month term and provides for monthly payments of $1,100.

During fiscal 2001 and 2000, the Company paid the brother and sister-in-law of the Chief Executive Officer approximately $25,000 and $58,000, respectively, in settlement of an existing consulting arrangement. As of June 30, 2001, the agreement expired.

During each of the fiscal years 2001 and 2000, the Company made non-interest loans to a former member of the Board of Directors in the amount of $50,000. Amounts owed on these loans, which are secured by proceeds from life insurance policies, were $350,000 and $300,000 at June 30, 2001 and 2000, respectively. During fiscal 2002, the loans were repaid from the insurance proceeds.

The balances of these notes receivables from related parties and employees as of June 30, including accrued interest are shown below (dollars in thousands).

	2002	2001
Chief Executive Officer	$76	$71
Vice President of Science and Technology	42	27
Chairperson—Board of Directors	—	350
Other Current Employees	—	1
Other	—	2

	$118	$451

The Company accrued interest from related parties notes receivable of $5,600 and $4,000 for the years ended June 30, 2002 and 2001, respectively.

K.    Joint Venture and Intangible Assets Acquired

In March 1999, the Company entered into a letter of intent to form a joint venture with FitnessAge Incorporated, a privately held development stage company based in San Diego, CA (“FitnessAge”). In connection therewith, on March 30, 1999 the Company purchased 300,000 shares of FitnessAge common stock

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for $150,000. On or about the same date, the Family Limited Partnership of the Chief Executive Officer and the former Chairperson of the Board of Directors and Secretary purchased 200,000 shares of common stock of FitnessAge for $100,000.

During fiscal 2000, the Company and FitnessAge formalized the joint venture by forming a new company named Custom Nutrition, LLC, (“Custom Nutrition”) in which the Company at formation had a 40% ownership from an initial capital contribution of $100,000.

Additionally, in November and December 1999, the Company loaned FitnessAge a total of $750,000 (the “Loan”). The principal together with all accrued and unpaid interest on the Loan was due beginning February 1, 2001.

FitnessAge did not meet its loan payment obligation on February 1, 2001. As a result, the Company notified FitnessAge on February 2, 2001 of its decision to accelerate the maturity of the Loan and its intention to retain the Loan collateral in satisfaction of FitnessAge’s obligations. As of February 23, 2001, the Company perfected its interest in the collateralized assets, as defined per the escrow agreement and the Uniform Commercial Code, and took full ownership and possession of Custom Nutrition LLC and the perpetual, irrevocable, nonexclusive, royalty-free worldwide license to FitnessAge’s proprietary physical assessment software technology. The Company retained its equity interest in FitnessAge by its ownership of common stock.

As of June 30, 2001, management and the Board of Directors determined based on their on-going evaluation of the various alternatives to commercialize the physical assessment software, that the Company would not dedicate the resources necessary to recover the carrying value of the asset. Management determined that the fair value of the asset was zero and therefore recorded a charge of $1,216,000 to write off the carrying value of the intangible asset. Additionally, in fiscal 2001 the Company incurred expenses of approximately $328,000 in its efforts toward commercializing the assets.

As of June 30, 2002, the net book value of the intangible asset was zero.

L.    Economic Dependency

The Company had substantial sales to three separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have a material adverse impact on the Company’s revenues and earnings. Sales by customer, representing 10% or more of the respective year’s total sales, are shown below (dollars in thousands):

	2002			2001		2000
	Sales by Customer		%(a)	Sales by Customer	%(a)	Sales by Customer		%(a)
Customer 1	$23,975		48%	$21,889	52%	$20,818		44%
Customer 2	10,432		21%	4,242	10%	8,958		18%
Customer 3	(b	)	—	4,219	10%	(b	)	—

	$34,407		69%	$30,350	72%	$29,776		62%

(a)	Percent of total sales (b) Sales for the year were less than 10% of total sales.

Accounts receivable from these customers totaled $2,528,000 and $2,817,000 at June 30, 2002 and 2001, respectively.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company purchases certain products it does not manufacture from a limited number of raw material suppliers. Mannatech Incorporated comprised 29% of total raw material purchases for the year ended June 30, 2002. Accounts payable to Mannatech Incorporated was $1.5 million at June 30, 2002. No other supplier comprised 10% or more of the Company’s raw material purchases for the year ended June 30, 2002.

M.    Contingencies

The Company was a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies filed a number of similar lawsuits against some or all of the same manufacturers. The Company’s lawsuit was consolidated with some of the others and captioned In re: Vitamin Antitrust Litigation, and is pending in U.S. District Court in Washington D.C. Settlement payments received by the Company of $3,410,000, $298,000 and $116,000 are included in proceeds from vitamin antitrust litigation in the accompanying statements of operations for fiscal 2002, 2001 and 2000, respectively. Subsequent to June 30, 2002, the Company received a final settlement payment of $225,000, as all of its claims under the Vitamin Antitrust Litigation were settled.

The Company was a party to a lawsuit filed in January 2000 against its former President, Director and Chief Financial Officer and others. In November 2001, the parties mutually resolved their disputes with each other, dismissed all pending claims against one another and entered into a confidential settlement agreement.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

N.    Segment Information

Prior to July 1, 1999 the Company operated solely within the United States. During the year ended June 30, 2000 the Company opened its new wholly owned manufacturing subsidiary in Switzerland. The Company’s segment information by geographic area as of and for the years ended June 30, 2002, 2001 and 2000, respectively, is as follows (dollars in thousands):

2002	Sales	Long Lived Assets	Total Assets	Capital Expenditures
United States	$41,807	$11,450	$24,290	$720
Europe	8,230	1,527	3,220	356

	$50,037	$12,977	$27,510	$1,076

2001	Sales	Long Lived Assets	Total Assets	Capital Expenditures
United States	$34,639	$12,678	$22,674	$605
Europe	7,519	1,370	2,394	355

	$42,158	$14,048	$25,068	$960

2000	Sales	Long Lived Assets	Total Assets	Capital Expenditures
United States	$44,429	$14,560	$32,006	$3,742
Europe	3,398	1,267	2,869	1,419

	$47,827	$15,827	$34,875	$5,161

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.    Quarterly Data (unaudited)

The following is a summary of unaudited quarterly data:

	Year Ended June 30, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(Amounts in thousands, except per share amounts)

Net sales	$9,887	$12,655	$12,843	$14,652	$50,037
Gross profit	2,024	2,706	2,887	3,352	10,969
Net income (loss)	$(658)	$64	$759	$3,714	$3,879
Net income (loss) per common share:
Basic	$(0.11)	$0.01	$0.13	$0.64	$0.67
Diluted	$(0.11)	$0.01	$0.13	$0.64	$0.67

	Year Ended June 30, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(Amounts in thousands, except per share amounts)

Net sales	$10,223	$11,240	$10,341	$10,354	$42,158
Gross profit	2,011	2,845	2,290	1,042	8,188
Net income (loss)	$205	$443	$(234)	$(5,303)	$(4,889)
Net income (loss) per common share:
Basic	$0.04	$0.08	$(0.04)	$(0.93)	$(0.85)
Diluted	$0.04	$0.08	$(0.04)	$(0.93)	$(0.85)

Schedule II

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Valuation and Qualifying Accounts
For The Years Ended June 30, 2002, 2001 and 2000

	Allowance for doubtful accounts
	Balance at beginning of period	Provision	(Deductions)	Balance at end of period
	(Dollars in thousands)
2002	$470	$(58)	$(307)	$105
2001	$330	$286	$(146)	$470
2000	$472	$389	$(531)	$330

See accompanying independent auditors report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL ALTERNATIVES INTERNATIONAL, INC. (Registrant)

Date: September 20, 2002	By:	/s/ MARK A. LEDOUX
(Mark A. LeDoux, Chief Executive Officer)

	By:	/s/ RANDELL WEAVER
(Randell Weaver, Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK A. LEDOUX (Mark A. LeDoux)	Chairman of the Board of Directors	September 20, 2002

/s/ JOE E. DAVIS (Joe E. Davis)	Director	September 20, 2002

/s/ LEE G. WELDON (Lee G. Weldon)	Director	September 20, 2002

/s/ J. SCOTT SCHMIDT (J. Scott Schmidt)	Director	September 20, 2002