Form 10-Q
period 2002-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2002-11-14
CIK 787253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 0-15701

NATURAL ALTERNATIVES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Linda Vista Drive	(760) 744-7340
San Marcos, California 92069	(Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

At November 1, 2002, the registrant had 5,804,267 outstanding shares of common stock, $.01 par value, net of 272,400 treasury shares.

Part I. Financial Information
Item 1. Financial Statements

Natural Alternatives International, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2002	June 30, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,824	$640
Restricted cash	1,500	1,500
Accounts receivable, net of allowance for doubtful accounts of $82 at September 30, 2002 and $105 at June 30, 2002	3,698	3,536
Inventories, net	7,521	7,871
Income tax refund receivable	701	701
Prepaid expenses	875	271
Deposits	155	168
Other current assets	175	165

Total current assets	17,449	14,852

Property and equipment, net	11,996	12,439

Other assets:
Related parties notes receivable	116	118
Other noncurrent assets, net	101	101

Total other assets	217	219

Total assets	$29,662	$27,510

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,096	$4,927
Accrued compensation and employee benefits	670	482
Line of credit	1,386	—
Income taxes payable	138	131
Current portion of long-term debt and capital lease	601	587

Total current liabilities	7,891	6,127
Long-term debt and capital lease, less current portion	1,421	1,576
Long-term pension liability	172	199

Total liabilities	9,484	7,902

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 8,000,000 shares authorized; issued and outstanding 6,076,667 shares at September 30, 2002 and 6,073,179 shares at June 30, 2002	61	61
Additional paid-in capital	11,395	11,362
Retained earnings	10,025	9,488
Treasury stock, at cost, 272,400 shares at September 30, 2002 and June 30, 2002	(1,303)	(1,303)

Total stockholders’ equity	20,178	19,608

Total liabilities and stockholders’ equity	$29,662	$27,510

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.
Consolidated Statements Of Operations And Comprehensive Income (Loss)
For the Three Months Ended September 30
(Dollars in thousands, except share data)
(Unaudited)

	2002	2001

Net sales	$13,136	$9,887
Cost of goods sold	9,941	7,863

Gross profit	3,195	2,024
Selling, general & administrative expenses	2,792	2,454

Income (loss) from operations	403	(430)

Other income (expense):
Interest income	7	3
Interest expense	(82)	(158)
Foreign exchange loss	(6)	(64)
Proceeds from vitamin antitrust litigation	225	—
Other, net	(2)	5

	142	(214)

Income (loss) before income taxes	545	(644)
Provision for income taxes	8	14

Net income (loss)	$537	$(658)

Unrealized loss on investments	—	(1)

Comprehensive income (loss)	$537	$(659)

Net income (loss) per common share:
Basic	$0.09	$(0.11)

Diluted	$0.09	$(0.11)

Weighted average common shares outstanding:
Basic shares	5,804,267	5,785,606
Diluted shares	5,928,884	5,785,606

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30
(Dollars in thousands, except share data)
(Unaudited)

	2002	2001

Cash flows from operating activities
Net income (loss)	$537	$(658)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	(10)	(54)
Increase in inventory reserve	77	—
Depreciation and amortization	615	593
Stock based compensation	30	3
Pension expense, net of contributions	(27)	5
Loss on disposal of asset	3	—
Foreign exchange gains on foreign debt	—	36
Other	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(152)	(10)
Inventories	273	(858)
Prepaid expenses	(604)	(147)
Deposits	13	—
Other assets	(10)	(77)
Accounts payable and accrued liabilities	169	468
Income taxes payable	7	14
Accrued compensation and employee benefits	188	212

Net cash provided by (used in) operating activities	1,109	(474)

Cash flows from investing activities
Proceeds from sale of property and equipment	95	—
Capital expenditures	(270)	(266)
Repayment of notes receivable	2	—

Net cash used in investing activities	(173)	(266)

Cash flows from financing activities
Net borrowing on lines of credit	1,386	1,251
Payments on long-term debt	(141)	(218)
Proceeds from issuance of common stock	3	—

Net cash provided by financing activities	1,248	1,033

Net increase in cash and cash equivalents	2,184	293
Cash and cash equivalents at beginning of quarter	640	499

Cash and cash equivalents at end of quarter	$2,824	$792

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$83	$158

See accompanying notes to consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1  –  Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Natural Alternatives International, Inc. and its wholly owned subsidiary, Natural Alternatives International Europe (“NAIE”), (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.  The Company suggests that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.  In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods.  Actual results may differ from such estimates.  In the opinion of the Company, all adjustments necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Inventories

Inventories are recorded at the lower of cost (first in, first out) or market (net realizable value).  Inventories were as follows (dollars in thousands):

	September 30, 2002	June 30, 2002

Raw materials	$3,994	$4,631
Work in progress	1,954	1,754
Finished goods	1,573	1,486

	$7,521	$7,871

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Property and equipment were as follows (dollars in thousands):

	Life Used for Depreciation	September 30, 2002	June 30, 2002

Land	NA	$393	$393
Building and building improvements	5 - 39 years	3,279	3,279
Machinery and equipment	3 - 15 years	15,552	15,517
Office equipment and furniture	5 - 7 years	4,081	4,054
Vehicles	3 years	197	197
Leasehold improvements	5 - 39 years	4,249	4,230

Total property and equipment		27,751	27,670
Less accumulated depreciation and amortization		(15,755)	(15,231)

Property and equipment, net		$11,996	$12,439

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  This statement requires the presentation of basic net income (loss) per share, using the weighted average number of shares outstanding during the period, and diluted net income (loss) per share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for the Company’s diluted net income (loss) per share computation. Basic and diluted net income (loss) per share are calculated as follows (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,

	2002	2001

Numerator
Net income (loss)	$537	$(658)
Denominator
Basic weighted average common shares outstanding	5,804,267	5,785,606
Dilutive effect of stock options	124,617	—

Diluted weighted average common shares outstanding	5,928,884	5,785,606

Basic net income (loss) per share	$0.09	$(0.11)

Diluted net income (loss) per share	$0.09	$(0.11)

For the three months ended September 30, 2002 and 2001, there were outstanding options to purchase 110,000 and 615,400 shares, respectively, of common stock, that were not included in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 had no impact on the Company’s financial position or results of operations.

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

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that Statement, and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.”  SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS No. 145 had no impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002.  We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

Note 2  –  Economic Dependency

The Company had substantial sales to two separate customers during the periods shown in the following table. The loss of either of these customers could have a material adverse impact on the Company’s sales and earnings.  Net sales by customer, representing 10% or more of the respective quarter’s total net sales, are shown below (dollars in thousands):

	Three Months Ended September 30, 2002		Three Months Ended September 30, 2001

	Net Sales by Customer	% (a)	Net Sales by Customer	% (a)

Customer 1	$5,619	43%	$4,973	50%
Customer 2	2,814	21%	1,030	10%

	$8,433	64%	$6,003	60%

(a) Percent of total net sales

Accounts receivable from these customers totaled $3.0 million and $2.5 million at September 30, 2002 and June 30, 2002, respectively.

Direct-to-consumer sales were approximately $2.6 million and $2.0 million for the three months ended September 30, 2002 and 2001, respectively.

The Company purchases certain products it does not manufacture from a limited number of raw material suppliers.  The Company had substantial purchases from three separate suppliers during the periods shown in the following table.  The loss of any of these suppliers could have a material adverse impact on the Company’s sales and earnings.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Raw material purchases, representing 10% or more of the respective quarter’s raw material purchases, are shown below (dollars in thousands):

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001

	Purchases by Supplier		% (a)	Purchases by Supplier		% (a)

Supplier 1	$1,204		23%	(b	)	(b )
Supplier 2	689		13%	$471		11%
Supplier 3	552		11%	533		12%
Supplier 4	(b	)	—	938		21%

	$2,445		47%	$1,942		44%

            (a)        Percent of total raw material purchases
            (b)        Purchases were less than 10% of total raw material purchases

Accounts payable to suppliers representing 10% or more of raw material purchases for the quarter ended September 30, 2002, was $519,000 and $721,000 at September 30, 2002 and June 30, 2002, respectively.

Note 3  –  Segment Information

The Company’s segment information by geographic area was as follows (dollars in thousands):

	Net Sales for the Three Months Ended September 30,

	2002	2001

United States	$9,970	$7,098
International	3,166	2,789

	$13,136	$9,887

	Long Lived Assets		Total Assets

	September 30, 2002	June 30, 2002	September 30, 2002	June 30, 2002

United States	$10,986	$11,450	$26,197	$24,290
International	1,549	1,527	3,465	3,220

	$12,535	$12,977	$29,662	$27,510

Note 4-  Financial Condition

Effective July 1, 2002, the Company and a lender amended the working capital line of credit agreement.  Under the terms of the amended agreement, maximum borrowings remained at $2.5 million, the interest rate was decreased to prime plus 0.5% and existing financial covenants were removed.  The amended agreement required the Company to maintain a minimum cash balance of $1.5 million with the secured creditor.  The minimum cash balance requirement was reflected as restricted cash in the accompanying balance sheet as of September 30, 2002.  The amount outstanding under the amended working capital line of credit agreement was due upon expiration of the agreement on October 31, 2002.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

On November 9, 1999, the Company entered into a term note agreement for $2.5 million, secured by equipment, at an annual interest rate of 9.2%. The note has a five-year term that provides for principal and interest payable in monthly installments of $52,000.  As of September 30, 2002 the outstanding amount was $1.2 million.

Effective October 31, 2002, the Company entered into a new $6.5 million two-year credit facility.  The new facility is comprised of a $4 million working capital line of credit and a $2.5 million term loan.  The interest rate on the line of credit and term loan is prime plus 0.5%.  The new facility replaced the $2.5 million line of credit that expired on October 31, 2002 and refinanced the term note with $1.2 million outstanding.

On May 2, 1996, the Company entered into a term note agreement for $1.1 million, secured by a building, at an annual interest rate of 8.25%. The note is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800.  As of September 30, 2002 the outstanding amount was $797,000.

The composite interest rate on all outstanding debt at September 30, 2002 and 2001 was 7.37% and 7.51%, respectively.

Note 5-  Contingencies

The Company was a plaintiff in an antitrust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company.  Other similarly situated companies filed a number of similar lawsuits against some or all of the same manufacturers.  The Company’s lawsuit was consolidated with some of the others and captioned In re: Vitamin Antitrust Litigation, and was pending in U.S. District Court in Washington D.C.  A final settlement payment of $225,000 was received by the Company and is included in proceeds from vitamin antitrust litigation in the accompanying statement of operations for the three months ended September 30, 2002.  All of its claims under the Vitamin Antitrust Litigation were settled.

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

Certain Forward-Looking Information

Information provided in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning future financial and operating results, statements concerning industry performance, the Company’s operations, economic performance, financial condition, margins and growth in sales of the Company’s products, capital expenditures, financing needs, as well as assumptions related to the foregoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company’s financial performance and the forward-looking statements contained herein are further qualified by other risks including but not limited to those set forth herein and in the Company’s most recent Form 10-K.

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

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Allowance for Doubtful Accounts – the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

Reserve for Inventory – the Company records valuation reserves on its inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand and market conditions.  If future product demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Depreciation of Long-Lived Assets – the Company assigns useful lives for long-lived assets based on periodic studies of actual asset lives and the intended use for those assets.  Any change in these asset lives would be reported in the statement of operations as soon as any change in estimate is determined.

Accounting for Income Taxes – the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and financial reporting purposes.  Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews.  At September 30, 2002, the Company assessed the need for a valuation allowance on its deferred tax assets.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based upon the historical operating losses and the uncertainty regarding sufficient near term taxable income, management believes that this evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets.  Therefore, a full valuation allowance  is recorded at September 30, 2002.  Should the Company determine that it would be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be recorded to operations in the period such determination was made.

RESULTS OF OPERATIONS

First Quarter Fiscal 2003 (“fiscal 2003”)
versus First Quarter Fiscal 2002 (“fiscal 2002”)

Consolidated net sales increased 32% to $13.1 million for the first quarter of fiscal 2003 from $9.9 million for the first quarter of fiscal 2002.  The consolidated net sales growth resulted primarily from a $2.6 million or 34% increase in contract manufacturing sales and a $582,000 or 29% growth in direct-to-consumer sales.  The growth in contract manufacturing sales to $10.5 million for the first quarter of fiscal 2003 from $7.9 million for the first quarter of fiscal 2002 is primarily due to new products sold to existing major contract manufacturing customers.  The growth in direct-to-consumer sales to $2.6 million for the first quarter of fiscal 2003 from $2.0 million for the first quarter of fiscal 2002 is primarily due to six additional product offerings.  NAIE contract manufacturing net sales were $1.9 million for the first quarter of fiscal 2003 compared to $1.7 million for the first quarter of fiscal 2002.

Gross profit margin was 24.3% for the first quarter of fiscal 2003 compared to 20.5% for the first quarter of fiscal 2002.  The increase in gross profit margin is primarily due to improvement in fixed cost leverage resulting from additional sales volumes, offset partially by an increase in the material cost as a percent of net sales to 52% for the first quarter of fiscal 2003 from 48% for the first quarter of fiscal 2002.  The increase in material cost as a percent of net sales was primarily due to producing $1.8 million of new contract manufacturing products that have a higher material cost than in the comparable quarter last year.

Selling, general and administrative expenses (“SG&A”) increased 14% to $2.8 million for the first quarter of fiscal 2003 from $2.5 million for the first quarter of fiscal 2002.  The increase of $300,000 is primarily due to increases in direct-to-consumer fulfillment costs for incremental orders of $193,000, in strengthening sales and executive management teams of $120,000, in insurance premiums of $100,000, in information systems costs of $86,000, in clinical study costs of $96,000, partially offset by a $297,000 reduction in legal costs.  Overall, SG&A decreased as a percentage of net sales to 21.3% for the first quarter of fiscal 2003 from 24.8% in the comparable quarter last year.

The Company recorded income from operations of $403,000 for the first quarter of fiscal 2003 compared to a loss from operations of ($430,000) for the first quarter of fiscal 2002.  The increase in income from operations of $833,000 was due primarily to improved gross margin on higher net sales, partially offset by the incremental SG&A expenses discussed above.

Proceeds from vitamin antitrust litigation for the first quarter of fiscal 2003 includes receipt of the final settlement payment of $225,000 from the Vitamin Antitrust Litigation.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through cash flow from operations, its working capital line of credit facilities and equipment financing arrangements.

At September 30, 2002, the Company had cash and working capital of $2.8 million and $9.6 million, respectively, compared to $640,000 and $8.7 million, respectively, at June 30, 2002.  The improvement in working capital is primarily due to the $1.1 million of cash flow from operations generated during the first quarter of fiscal 2003.

Effective October 31, 2002, the Company entered into a new $6.5 million two-year credit facility.  The facility is comprised of a $4 million working capital line of credit and a $2.5 million term loan.  The working capital line of credit is subject to eligibility requirements for current accounts receivable and inventory balances.  The interest rate on the line of credit and term loan is prime plus 0.5%.  The new facility replaced the $2.5 million line of credit that expired on October 31, 2002, and refinanced the $1.2 million outstanding term note.  The new working capital line of credit provided a $1.3 million increase in the Company’s cash position, freed up $1.5 million of cash previously restricted as collateral for the prior line of credit and provided an additional $1.5 million of borrowing capacity.

The Company believes that its available cash and existing credit facility should be sufficient to fund near-term operating activities. However, the Company’s ability to fund future operations and meet capital requirements will depend on many factors, including but not limited to: continued profitability from operations, maintaining adequate financing, the effectiveness of the Company’s diversified growth strategy, the effectiveness of the expansion of European operations, the ability to establish additional customers and changes to existing customers’ business.

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

Recent Operating Income; Increasing Sales

The Company’s income from operations was $403,000 for the first quarter ended September 30, 2002, compared to a loss from operations of ($430,000) for the quarter ended September 30, 2001.  Sales for the first quarter of fiscal 2003 increased to $13.1 million, compared to $9.9 million for the first quarter of fiscal 2002.  There can be no assurance that income from operations will continue. The Company expects operating results may further fluctuate from period to period as a result of differences in when it incurs expenses and recognizes revenues from product sales.  Some of these fluctuations may be significant.

Reliance on Limited Number of Customers

For the first quarter ended September 30, 2002, the Company had two major customers, which together accounted for approximately 64% of the Company’s net sales. The loss of either of these major customers, or any substantial reduction of their purchases from the Company, would have a material adverse impact on the business, operations and financial condition of the Company.

Reliance on a Key Personality

For the first quarter ended September 30, 2002, the Company’s DTC product line was approximately 20% of the Company’s net sales.  DTC products are marketed with a key personality through a variety of distribution channels including weekly television programming, internet and a monthly newsletter.  The inability of the key personality to fulfill his current role, the reduction of television exposure or the reduction of internet or mailing capabilities would have a material adverse impact on the business, operations and financial condition of the Company.

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

Availability of Line of Credit

Effective October 31, 2002, the Company entered into a new $6.5 million two-year credit facility.  The liquidity provided by a line of credit is an important component of a sound financial management plan.  Failure to maintain the new line of credit could materially impair the Company’s ability to fund growth in operations or meet other working capital needs in the future.

Reliance on Limited Number of Suppliers; Availability and Cost of Purchased Materials

The Company purchases certain products it does not manufacture from a limited number of raw material suppliers.  For the first quarter ended September 30, 2002, the Company had three major suppliers, which together accounted for 47% of raw material purchases.  No other supplier represented more than 10% of total raw material purchases for the first quarter ended September 30, 2002.  Although the Company currently has supply arrangements with several suppliers of these raw materials, and such materials are generally available from numerous sources, the termination of the supply relationship by any material supplier or an unexpected interruption of supply could materially adversely affect the Company’s business, operations and financial condition.

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

Effect of Adverse Publicity

The Company’s products consist primarily of dietary supplements (vitamins, minerals, herbs and other ingredients).  The Company regards these products as safe when taken as suggested by the Company.  In addition, various scientific studies have suggested the ingredients in some of the Company’s products may involve health benefits.  The Company believes the growth in the dietary supplements business of the last several years may, in part, be based on significant media attention and various scientific research suggesting potential health benefits from the consumption of certain vitamin products. The Company is indirectly dependent upon its customers’ perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies that may not adhere to the same quality standards as the Company.  The business, operations, and financial condition of the Company could be adversely affected if any of the Company’s products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers, or should scientific studies provide unfavorable findings regarding the effect of products similar to those produced by the Company.

Exposure to Product Liability Claims

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces a risk of exposure to product liability claims in the event that, among other things, the use of its products allegedly results in injury.  The Company maintains product liability insurance coverage, including primary product liability and excess liability coverage.  The cost of such coverage has increased dramatically in the last year and the availability of adequate insurance coverage has decreased.  There can be no assurance that adequate product liability insurance will continue to be available at an economically reasonable cost or that the Company’s insurance will be adequate to cover any liability the Company incurs in respect to all possible product liability claims.  In addition, some of the ingredients included in one or more of the products manufactured by the Company are subject to controversy involving potential negative side effects or questionable health benefits.  Some insurers, including some providing coverage to the Company, have recently excluded certain of these ingredients from their product liability coverage. Although the Company’s product liability insurance includes certain exclusions and limitations, the Company’s insurer could expand such exclusions or limitations on coverage in the future.  In such event, the Company may have to cease utilizing the ingredients or may have to rely on indemnification or similar arrangements with its customers who wish to continue to include such ingredients in their products. In such an event, the consequential increase in product liability risk or the loss of customers or product lines could have a material adverse impact on the Company’s business, operations, and financial condition.

Risks Associated with International Markets

The Company’s growth may be dependent in part upon its ability to expand its operations and those of its customers into new markets, including international markets.  For the first quarter ended September 30, 2002 and 2001, the percentage of the Company’s net sales to customers in international markets was approximately 24% and 28%, respectively.  NAIE operates a manufacturing facility in Switzerland, which is intended to facilitate an increase in sales of the Company’s products overseas and which contributed approximately 14.5% and 17.3% of the Company’s net sales for the first quarter ended September 30, 2002 and 2001, respectively. The Company may experience difficulty expanding in international markets due to regulatory barriers, the necessity of adapting to new regulatory systems, and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things, (1) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company’s ability to sell certain products or repatriate profits to the United States, (2) exposure to currency fluctuations, (3) the potential imposition of trade or foreign exchange restrictions or increased tariffs, and (4) economic and political instability.  As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

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

Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into a market or prevent or delay the introduction, or require the reformulation of certain of the Company’s products.  In addition, the Company cannot predict whether new domestic or foreign legislation regulating its activities will be enacted.  Such new legislation could have a material adverse effect on the business, operations and financial condition of the Company.

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

Centralized Location of Manufacturing Operations

The Company currently manufactures the vast majority of its products at its manufacturing facilities in Southern California. Accordingly, any event resulting in the slowdown or stoppage of the Company’s manufacturing operations or distribution facilities in Southern California could have a material adverse effect on the Company.  The Company maintains business interruption insurance. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that may be incurred from an interruption in the Company’s manufacturing and distribution operations.

Concentration of Ownership; Certain Anti-Takeover Considerations

The Company’s directors and executive officers beneficially own in excess of 27.2% of the outstanding common stock as of September 30, 2002.  Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies and business operations of the Company. The Company’s Board of Directors has the authority to approve the issuance of 500,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company’s shareholders.  The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.  Certain provisions of Delaware law, as well as the issuance of preferred stock, and other “anti-takeover” provisions in the Company’s Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company’s shareholders, and may limit the price certain investors may be willing to pay in the future for shares of common stock.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks from adverse changes in interest rates, and foreign exchange rates affecting the return on our investments and the cost of our debt. The Company does not use derivative financial instruments to reduce the impact of changes in interest or foreign exchange rates.

At September 30, 2002 the Company’s cash equivalents consisted of financial instruments with original maturities of three months or less.

The Company’s debt as of September 30, 2002 totaled $3.4 million and was comprised of fixed rate loans of $2.0 million and variable rate loans of $1.4 million. The average composite interest rates at September 30, 2002 for fixed rate and variable rate loans were 8.8% and 5.25%, respectively.

Item 4.   Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are effective.  This conclusion was reached after an evaluation of these controls and procedures as of September 30, 2002.

We are not aware of any significant changes in the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after September 30, 2002.

Part II.   Other Information

ITEM 1.   LEGAL PROCEEDINGS

The Company was a plaintiff in an antitrust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company.  Other similarly situated companies filed a number of similar lawsuits against some or all of the same manufacturers.  The Company’s lawsuit was consolidated with some of the others and captioned In re: Vitamin Antitrust Litigation, and was pending in U.S. District Court in Washington D.C.  A final settlement payment of $225,000 was received by the Company and is included in proceeds from vitamin antitrust litigation in the accompanying statement of operations for the three months ended September 30, 2002.  All of its claims under the Vitamin Antitrust Litigation were settled.

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

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits 99.1   Certification of Chief Executive Officer, Mark A. LeDoux and Chief Financial Officer, Randell Weaver.

(b)     No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

/s/ RANDELL WEAVER	Date:	November 13, 2002

Randell Weaver Chief Financial Officer

Certifications

I, Mark A. LeDoux, Chief Executive Officer of Natural Alternatives International, Inc., certify that:

1.      I have reviewed this quarterly report on Form 10-Q of Natural Alternatives International, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors:

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ MARK A. LEDOUX

Mark A. LeDoux Chief Executive Officer

Certifications

     I, Randell Weaver, Chief Operating Officer of Natural Alternatives International, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Natural Alternatives International, Inc.;

2.

     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors:

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ RANDELL WEAVER

Randell Weaver Chief Financial Officer