Form 10-Q
period 2002-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2003-02-06
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

Commission file number 0-15701

NATURAL ALTERNATIVES

INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1007839 (I.R.S. Employer Identification No.)

1185 Linda Vista Drive San Marcos, California 92069 (Address of principal executive offices, including zip code)	(760) 744-7340 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

At February 3, 2003, the registrant had 5,812,421 outstanding shares of common stock, $.01 par value, net of 272,400 treasury shares.

Part I. Financial Information

Item 1. Financial Statements

Natural Alternatives International, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31, 2002	June 30, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,037	$640
Restricted cash	—	1,500
Accounts receivable, net of allowance for doubtful accounts of $25 at September 30, 2002 and $105 at June 30, 2002	3,958	3,536
Inventories, net	7,318	7,871
Income tax refund receivable	715	701
Prepaid expenses	761	271
Deposits	106	168
Other current assets	189	165

Total current assets	17,084	14,852

Property and equipment, net	11,630	12,439

Other assets:
Related parties notes receivable	50	118
Other noncurrent assets, net	101	101

Total other assets	151	219

Total assets	$28,865	$27,510

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,563	$4,112
Accrued liabilities	858	815
Accrued compensation and employee benefits	533	482
Income taxes payable	145	131
Current portion of long-term debt	567	587

Total current liabilities	5,666	6,127
Long-term debt, less current portion	2,672	1,576
Long-term pension liability	158	199

Total liabilities	8,496	7,902

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 8,000,000 shares authorized; issued and outstanding 6,084,821 shares at December 31, 2002 and 6,073,179 shares at June 30, 2002	61	61
Additional paid-in capital	11,437	11,362
Retained earnings	10,174	9,488
Treasury stock, at cost, 272,400 shares at December 31, 2002 and June 30, 2002	(1,303)	(1,303)

Total stockholders’ equity	20,369	19,608

Total liabilities and stockholders’ equity	$28,865	$27,510

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income (Loss)

(Dollars in thousands, except share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Net sales	$13,010	$12,655	$26,146	$22,542
Cost of goods sold	9,958	9,949	19,899	17,812

Gross profit	3,052	2,706	6,247	4,730
Selling, general & administrative expenses	2,797	2,461	5,589	4,915

Income (loss) from operations	255	245	658	(185)

Other income (expense):
Interest income	21	4	28	7
Interest expense	(70)	(193)	(153)	(351)
Foreign exchange loss	(11)	27	(17)	(37)
Proceeds from vitamin antitrust litigation	—	—	225	—
Other, net	(39)	9	(40)	14

	(99)	(153)	43	(367)

Income (loss) before income taxes	156	92	701	(552)
Provision for income taxes	7	28	15	42

Net income (loss)	$149	$64	$686	$(594)

Net income (loss) per common share:
Basic	$0.03	$0.01	$0.12	$(0.10)

Diluted	$0.02	$0.01	$0.11	$(0.10)

Weighted average common shares outstanding:
Basic shares	5,804,267	5,785,606	5,803,566	5,785,606
Diluted shares	6,021,919	5,785,606	5,975,742	5,785,606

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended December 31,

(Dollars in thousands)

(Unaudited)

	2002	2001
Cash flows from operating activities
Net income (loss)	$686	$(594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible accounts receivable	(80)	(133)
Depreciation and amortization	1,222	1,188
Stock based compensation	51	3
Pension expense, net of contributions	(41)	—
Loss on disposal of asset	4	—
Foreign exchange gains on foreign debt	—	37
Changes in operating assets and liabilities:
Accounts receivable	(342)	(1,859)
Inventories	553	(399)
Tax refund receivable	(14)	–
Prepaid expenses	(490)	(179)
Other assets	38	(133)
Accounts payable and accrued liabilities	(492)	1,964
Accrued compensation and employee benefits	51	124

Net cash provided by operating activities	1,146	19

Cash flows from investing activities
Capital expenditures	(526)	(852)
Proceeds from sale of property and equipment	109	16
Repayment of notes receivable	68	—
Issuance of notes receivable	—	(14)
Write-off of investment	—	5

Net cash used in investing activities	(349)	(845)

Cash flows from financing activities
Net borrowing on lines of credit	—	1,268
Borrowings on long-term debt	2,500	–
Payments on long-term debt	(1,424)	(476)
Decrease in restricted cash	1,500	—
Proceeds from issuance of common stock	24	17

Net cash provided by financing activities	2,600	809

Net increase (decrease) in cash and cash equivalents	3,397	(17)
Cash and cash equivalents at beginning of period	640	499

Cash and cash equivalents at end of period	$4,037	$482

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$153	$351

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

Inventories

Inventories are recorded at the lower of cost (first in, first out) or market (net realizable value). Inventories were as follows (dollars in thousands):

	December 31, 2002	June 30, 2002
Raw materials	$4,112	$4,631
Work in progress	1,573	1,754
Finished goods	1,633	1,486

	$7,318	$7,871

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment were as follows (dollars in thousands):

	Life Used for Depreciation	December 31, 2002	June 30, 2002
Land	NA	$393	$393
Building and building improvements	5-39 years	3,288	3,279
Machinery and equipment	3-15 years	15,226	15,517
Office equipment and furniture	5-7 years	4,129	4,054
Vehicles	3 years	197	197
Leasehold improvements	5-39 years	4,415	4,230

Total property and equipment		27,648	27,670
Less accumulated depreciation and amortization		(16,018)	(15,231)

Property and equipment, net		$11,630	$12,439

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Numerator
Net income (loss)	$149	$64	$686	$(594)
Denominator
Basic weighted average common shares outstanding	5,804,267	5,785,606	5,803,566	5,785,606
Dilutive effect of stock options	217,652	—	172,176	—

Diluted weighted average common shares outstanding	6,021,919	5,785,606	5,975,742	5,785,606

Basic net income (loss) per share	$0.03	$0.01	$0.12	$(0.10)

Diluted net income (loss) per share	$0.02	$0.01	$0.11	$(0.10)

For the three and six months ended December 31, 2002, there were outstanding options to purchase 105,000 and 117,500 shares, respectively, of common stock, that were not included in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

For the three and six months ended December 31, 2001, there were outstanding options to purchase 580,200 and 506,015 shares, respectively, of common stock, that were not included in the computation of diluted net income (loss) per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards Board (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended June 30, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarter ended March 31, 2003.

Note 2 – Economic Dependency

The Company had substantial sales to two separate customers during the periods shown in the following table. The loss of either of these customers could have a material adverse impact on the Company’s sales and earnings. Net sales by customer, representing 10% or more of the respective quarter’s total net sales, are shown below (dollars in thousands):

	Three months ended December 31,				Six months ended December 31,
	2002		2001		2002		2001
Customer 1	$5,782	44%	$5,163	41%	$11,750	45%	$10,360	46%
Customer 2	3,599	28%	3,200	25%	6,413	24%	4,230	19%

	$9,381	72%	$8,363	66%	$18,163	69%	$14,590	65%

Accounts receivable from these customers totaled $3.0 million and $2.5 million at December 31, 2002 and June 30, 2002, respectively.

Direct-to-consumer sales were approximately $2.4 million and $1.7 million for the three months ended December 31, 2002 and 2001, respectively, and $5.0 million and $3.8 million for the six months ended December 31, 2002 and 2001, respectively.

The Company purchases certain products it does not manufacture from a limited number of raw material suppliers. The Company had substantial purchases from five separate suppliers during the periods shown in the following table. The loss of any of these suppliers could have a material adverse impact on the Company’s sales and earnings.

Raw material purchases, representing 10% or more of the respective quarter’s raw material purchases, are shown below (dollars in thousands):

	Three months ended December 31,							Six months ended December 31,
	2002			2001				2002			2001
Supplier 1	$1,628		34%	$	(a	)	—	$3,163		32%	$	(a	)	—
Supplier 2	601		13%		(a	)	—	1,108		11%		(a	)	—
Supplier 3	(a	)	—		1,774		39%	(a	)	—		2,713		31%
Supplier 4	(a	)	—		442		10%	(a	)	—		877		10%
Supplier 5	(a	)	—		435		10%	(a	)	—		841		10%

	$2,229		47%		$2,651		59%	$4,271		43%		$4,431		51%

(a)  Purchases were less than 10% of total raw material purchases

Accounts payable to suppliers representing 10% or more of raw material purchases for the quarter ended December 31, 2002, was $575,000 and $426,000 at December 31, 2002 and June 30, 2002, respectively.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3 – Segment Information

The Company’s information by geographic area was as follows (dollars in thousands):

	Net Sales for the Three months ended December 31,		Net Sales for the Six months ended December 31,
	2002	2001	2002	2001
United States	$11,112	$10,808	$22,339	$18,985
International	1,898	1,847	3,807	3,557

	$13,010	$12,655	$26,146	$22,542

	Long Lived Assets		Total Assets
	December 31, 2002	June 30, 2002	December 31, 2002	June 30, 2002
United States	$10,927	$11,450	$25,391	$24,290
International	1,392	1,527	3,474	3,220

	$12,319	$12,977	$28,865	$27,510

Note 4 – Financial Condition

On October 31, 2002, the Company entered into a new $6.5 million two-year credit facility. The facility is comprised of a $4 million working capital line of credit and a $2.5 million term loan. The working capital line of credit is subject to eligibility requirements for current accounts receivable and inventory balances. The interest rate on the line of credit and term loan is prime plus 0.5%. As of December 31, 2002, the outstanding amount on the line of credit was zero. The term loan provides for principal and interest payable in monthly installments of $47,000 with a final balloon payment of $1.6 million on the second anniversary of the loan agreement. As of December 31, 2002 the outstanding amount was $2.5 million.

On May 2, 1996, the Company entered into a term note agreement for $1.1 million, secured by a building, at an annual interest rate of 8.25%. The note is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of December 31, 2002, the outstanding amount was $781,000.

The composite interest rate on all outstanding debt at December 31, 2002 and 2001 was 6.84% and 8.55%, respectively.

Note 5 – Contingencies

The Company was a plaintiff in an antitrust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies filed a number of similar lawsuits against some or all of the same manufacturers. The Company’s lawsuit was consolidated with some of the others and captioned In re: Vitamin Antitrust Litigation, and was pending in U.S. District Court in Washington D.C. A final settlement payment of $225,000 was received by the Company and is included in proceeds from vitamin antitrust litigation in the accompanying statement of operations for the six months ended December 31, 2002. All of its claims under the Vitamin Antitrust Litigation were settled.

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

Accounting for Income Taxes – the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and financial reporting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At

December 31, 2002, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating losses and the uncertainty regarding sufficient near term taxable income, management believes that this evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets. Therefore, a full valuation allowance is recorded at December 31, 2002. Should the Company determine that it would be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be recorded to operations in the period such determination was made.

RESULTS OF OPERATIONS

Second Quarter Fiscal 2003 (“fiscal 2003”)

versus Second Quarter Fiscal 2002 (“fiscal 2002”)

Consolidated net sales increased 3% to $13.0 million for the second quarter of fiscal 2003 from $12.7 million for the second quarter of fiscal 2002. The consolidated net sales growth resulted primarily from a $692,000 or 40% increase in direct-to-consumer sales. The growth in direct-to-consumer sales to $2.4 million for the second quarter of fiscal 2003 from $1.7 million for the second quarter of fiscal 2002 is primarily due to seven additional product offerings. Contract manufacturing sales decreased slightly to $10.6 million for the second quarter of fiscal 2003 from $10.9 million for the same period of the prior year. NAIE contract manufacturing net sales remained consistent at $1.9 million for the second quarter of fiscal 2003 compared to $1.8 million for the second quarter of fiscal 2002.

Gross profit margin was 23.5% for the second quarter of fiscal 2003 compared to 21.4% for the second quarter of fiscal 2002. The increase in gross profit margin is primarily due to improvement in fixed cost leverage resulting from additional sales volumes, combined with a decrease in the material cost as a percent of net sales to 52% for the second quarter of fiscal 2003 from 54% for the second quarter of fiscal 2002. The decrease in material cost as a percent of net sales was primarily due to lower pricing from our primary vendors.

Selling, general and administrative expenses (“SG&A”) increased 14% to $2.8 million for the second quarter of fiscal 2003 from $2.5 million for the second quarter of fiscal 2002. The increase of $336,000 is primarily due to increases in direct-to-consumer fulfillment costs of $110,000 associated with incremental orders, sales and executive personnel costs of $180,000, insurance premiums of $90,000, research and development personnel costs of $110,000, partially offset by a $150,000 reduction in legal costs.

The Company recorded income from operations of $255,000 for the second quarter of fiscal 2003 compared to $245,000 for the second quarter of fiscal 2002. The increase in income from operations of $10,000 was due primarily to improved gross margin on higher net sales, partially offset by the incremental SG&A expenses discussed above.

First Six Months of Fiscal 2003 (“fiscal 2003”)

versus First Six Months of Fiscal 2002 (“fiscal 2002”)

Consolidated net sales increased 16% to $26.1 million for the six months ended December 31, 2002 from $22.5 million for the six months ended December 31, 2001. The consolidated net sales growth resulted primarily from a $2.3 million or 12% increase in contract manufacturing sales and a $1.3 million or 34% growth in direct-to-consumer sales. The growth in contract manufacturing sales to $21.1 million for the six months ended December 31, 2002 from $18.8 million for the six months ended December 31, 2001 is primarily due to new products sold to existing major contract manufacturing customers. The growth in direct-to-consumer sales to $5.0 million for the six months ended December 31, 2002 from $3.8 million for the six months ended December 31, 2001 is primarily due to seven additional product offerings. NAIE contract manufacturing net sales were $3.8 million for the six months ended December 31, 2002 compared to $3.6 million for the six months ended December 31, 2001.

Gross profit margin was 23.9% for the six months ended December 31, 2002 compared to 21.0% for the six months ended December 31, 2002. The increase in gross profit margin is primarily due to improvement in fixed cost leverage resulting from additional sales volumes. Material cost as a percent of net sales remained consistent at 52% for the six months ended quarter of fiscal 2003 and fiscal 2002.

Selling, general and administrative expenses (“SG&A”) increased 14% to $5.6 million for the six months ended December 31, 2002 from $4.9 million for the six months ended December 31, 2001. The increase of $674,000 is primarily due to increases in direct-to-consumer fulfillment costs of $303,000 associated with incremental orders, sales and executive personnel costs of $300,000, research and development personnel costs of $150,000, insurance premiums of $100,000, information systems costs of $100,000, clinical study costs of $90,000, partially offset by a $350,000 reduction in legal costs, and $150,000 reduction in employee separation expenses incurred in the prior year. Overall, SG&A decreased as a percentage of net sales to 21.4% for the six months ended December 31, 2002 from 21.8% in the comparable period last year.

The Company recorded income from operations of $658,000 for the six months ended December 31, 2002 compared to a loss from operations of ($185,000) for the six months ended December 31, 2002. The increase in income from operations was due primarily to improved gross margin on higher net sales, partially offset by the incremental SG&A expenses discussed above.

Proceeds from vitamin antitrust litigation for the six months ended December 31, 2002 includes receipt of the final settlement payment of $225,000 from the Vitamin Antitrust Litigation.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through cash flow from operations, its working capital line of credit facilities and equipment financing arrangements.

At December 31, 2002, the Company had cash and working capital of $4.0 million and $11.4 million, respectively, compared to $640,000 and $8.7 million, respectively, at June 30, 2002. The improvement in working capital is primarily due to the $1.1 million of cash flow from operations generated during the six months ended December 31, 2002 and $1.3 million from re-financing the credit facility.

On October 31, 2002, the Company entered into a new $6.5 million two-year credit facility. The facility is comprised of a $4 million working capital line of credit and a $2.5 million term loan. The working capital line of credit is subject to eligibility requirements for current accounts receivable and inventory balances. The interest rate on the line of credit and term loan is prime plus 0.5%. The new facility replaced the $2.5 million line of credit that expired on October 31, 2002, and refinanced the $1.2 million outstanding term note. The new working capital line of credit provided a $1.3 million increase in the Company’s cash position, freed up $1.5 million of cash previously restricted as collateral for the prior line of credit and provided an additional $1.5 million of borrowing capacity.

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

Recent Operating Income; Increasing Sales

The Company’s income from operations increased to $658,000 for the six months ended December 31, 2002, compared to a loss from operations of ($185,000) for the six months ended December 31, 2001.

Sales for the second quarter of fiscal 2003 increased to $13.0 million, compared to $12.7 million for the second quarter of fiscal 2002. There can be no assurance that increases in income from operations will continue or that the Company will have net income from operations and not a net loss in future periods. The Company expects operating results may further fluctuate from period to period as a result of differences in when it incurs expenses and recognizes revenues from product sales. Some of these fluctuations may be significant.

Reliance on Limited Number of Customers

For the six months ended December 31, 2002, the Company had two major customers, which together accounted for approximately 69% of the Company’s net sales. The loss of either of these major customers, or any substantial reduction of their purchases from the Company, would have a material adverse impact on the business, operations and financial condition of the Company.

Reliance on a Key Personality

For the six months ended December 31, 2002, the Company’s DTC product line was approximately 19% of the Company’s net sales. DTC products are marketed with a key personality through a variety of distribution channels including weekly television programming, internet and a monthly newsletter. The inability of the key personality to fulfill his current role, or the reduction of television or other media exposure could have a material adverse impact on the business, operations and financial condition of the Company.

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

Availability of Line of Credit

Effective October 31, 2002, the Company entered into a new $6.5 million two-year credit facility. The liquidity provided by a line of credit is an important component of a sound financial management plan. Failure to maintain the loan covenants required to allow the Company continuing access to this new line of credit could materially impair the Company’s ability to fund growth in operations or meet other working capital needs in the future.

Reliance on Limited Number of Suppliers; Availability and Cost of Purchased Materials

The Company purchases certain products it does not manufacture from a limited number of raw material suppliers. For the six months ended December 31, 2002, the Company had two major suppliers, which together accounted for 43% of raw material purchases. No other supplier represented more than 10% of total raw material purchases for the six months ended December 31, 2002. Although the Company currently has supply arrangements with several suppliers of these raw materials, and such materials are generally available from numerous sources, the termination of the supply relationship by any material supplier or an unexpected interruption of supply could materially adversely affect the Company’s business, operations and financial condition.

The Company relies on a single supplier to process certain raw materials for a product line of the Company’s largest customer. An unexpected interruption of supply of this service would materially adversely affect the Company’s business, operations and financial condition.

Decline in Stock Price

The Company’s stock price has experienced volatility, during the past few years. In view of the Company’s recent results and the fact there can be no assurances of future profitability, there can be no assurance that the stock price will not decline. Market conditions in the vitamin and nutritional supplement industry, such as increased price competition, consolidation, oversupply of vitamin and supplement products, operating results of competitors, adverse publicity and other factors such as customer and product announcements by the Company or operating results which are lower than the expectations of analysts and our investors, may have an adverse effect on the price of the Company’s stock.

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

Risks Associated with International Markets

The Company’s growth may be dependent in part upon its ability to expand its operations and those of its customers into new markets, including international markets. For the six months ended December 31, 2002 and 2001, the percentage of the Company’s net sales to customers in international markets was approximately 25.9% and 27.7%, respectively. NAIE operates a manufacturing facility in Switzerland, which is intended to facilitate an increase in sales of the Company’s products overseas and which contributed approximately 14.6% and 15.8% of the Company’s net sales for the six months ended December 31, 2002 and 2001, respectively. The Company may experience difficulty expanding in international markets due to regulatory barriers, the necessity of adapting to new regulatory systems, and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things, (1) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company’s ability to sell certain products or repatriate profits to the United States, (2) exposure to currency fluctuations, (3) the potential imposition of trade or foreign exchange restrictions or increased tariffs, (4) economic and political instability, and (5) the impact of various government’s regulations and the enforcement thereof. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

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

Concentration of Ownership; Certain Anti-Takeover Considerations

The Company’s directors and executive officers beneficially own in excess of 24.5% of the outstanding common stock as of December 31, 2002. Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies and business operations of the Company. The Company’s Board of Directors has the authority to approve the issuance of 500,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company’s shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Certain provisions of Delaware law, as well as the issuance of preferred stock, and other “anti-takeover” provisions in the Company’s Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company’s shareholders, and may limit the price certain investors may be willing to pay in the future for shares of common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks from adverse changes in interest rates, and foreign exchange rates affecting the return on our investments and the cost of our debt. The Company does not use derivative financial instruments to reduce the impact of changes in interest or foreign exchange rates.

At December 31, 2002 the Company’s cash equivalents consisted of financial instruments with original maturities of three months or less.

The Company’s debt as of December 31, 2002 totaled $3.2 million and was comprised of fixed rate loans of $781,000 and variable rate loans of $2.5 million. The average composite interest rates at December 31, 2002 for fixed rate and variable rate loans were 8.25% and 4.75%, respectively.

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are effective. This conclusion was reached after an evaluation of these controls and procedures as of December 31, 2002.

We are not aware of any significant changes in the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after December 31, 2002.

Part II.    Other Information

ITEM 1.  LEGAL PROCEEDINGS

The Company was a plaintiff in an antitrust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies filed a number of similar lawsuits against some or all of the same manufacturers. The Company’s lawsuit was consolidated with some of the others and captioned In re: Vitamin Antitrust Litigation, and was pending in U.S. District Court in Washington D.C. A final settlement payment of $225,000 was received by the Company and is included in proceeds from vitamin antitrust litigation in the accompanying statement of operations for the six months ended December 31, 2002. All of its claims under the Vitamin Antitrust Litigation were settled.

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

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ John R. Reaves	Date:	February 4, 2003
John R. Reaves Chief Financial Officer

Certifications

I, Mark A. LeDoux, Chief Executive Officer of Natural Alternatives International, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Natural Alternatives International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

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

Date: February 4, 2003

/s/ Mark A. LeDoux
Mark A. LeDoux Chief Executive Officer

Certifications

I, John R. Reaves, Chief Financial Officer of Natural Alternatives International, Inc., certify that:

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

Date: February 4, 2003

/s/ John R. Reaves
John R. Reaves Chief Financial Officer