Form 10-Q
period 2003-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2003-05-14
CIK 787253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒    No  ☐

At May 13, 2003, the registrant had 5,815,132 outstanding shares of common stock, $.01 par value, net of 272,400 treasury shares.

Part I.  Financial Information
Item 1.     Financial Statements

Natural Alternatives International, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2003	June 30, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,218	$640
Restricted cash	—	1,500
Accounts receivable, net of allowance for doubtful accounts of $32 at March 31, 2003 and $105 at June 30, 2002	4,508	3,536
Inventories, net	8,474	7,871
Income tax refund receivable	—	701
Prepaid expenses	864	271
Deposits	244	168
Other current assets	82	165

Total current assets	18,390	14,852

Property and equipment, net	11,248	12,439

Other assets:
Related parties notes receivable	47	118
Other, net	127	101

Total other assets	174	219

Total assets	$29,812	$27,510

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,098	$4,112
Accrued liabilities	1,101	815
Accrued compensation and employee benefits	676	482
Income taxes payable	152	131
Current portion of long-term debt	569	587

Total current liabilities	6,596	6,127
Long-term debt, less current portion	2,529	1,576
Long-term pension liability	135	199

Total liabilities	9,260	7,902

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 8,000,000 shares authorized; issued and outstanding 6,087,532 shares at March 31, 2003 and 6,073,179 shares at June 30, 2002	61	61
Additional paid-in capital	11,448	11,362
Retained earnings	10,346	9,488
Treasury stock, at cost, 272,400 shares at March 31, 2003 and June 30, 2002	(1,303)	(1,303)

Total stockholders’ equity	20,552	19,608

Total liabilities and stockholders’ equity	$29,812	$27,510

See accompanying notes to consolidated condensed financial statements.

Natural Alternatives International, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

Net sales	$13,755	$12,843	$39,901	$35,385
Cost of goods sold	10,468	9,956	30,367	27,768

Gross profit	3,287	2,887	9,534	7,617
Selling, general & administrative expenses	3,076	2,946	8,665	7,861

Income (loss) from operations	211	(59)	869	(244)

Other income (expense):
Interest income	25	2	53	9
Interest expense	(56)	(159)	(208)	(510)
Foreign exchange gain (loss)	13	(2)	(4)	(39)
Proceeds from vitamin antitrust litigation	—	1,000	225	1,000
Other, net	(15)	(2)	(56)	12

	(33)	839	10	472

Income before income taxes	178	780	879	228
Provision for income taxes	6	21	21	63

Net income	$172	$759	$858	$165

Net income per common share:
Basic	$0.03	$0.13	$0.15	$0.03

Diluted	$0.03	$0.13	$0.14	$0.03

Weighted average common shares outstanding:
Basic shares	5,814,258	5,794,613	5,807,143	5,788,608
Diluted shares	6,061,391	5,795,833	6,004,304	5,789,015

See accompanying notes to consolidated condensed financial statements.

Natural Alternatives International, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended March 31,

	2003	2002

Cash flows from operating activities
Net income	$858	$165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts receivable	(75)	(134)
Depreciation and amortization	1,830	1,795
Stock based compensation	56	3
Pension expense, net of contributions	(64)	2
Loss (gain) on disposal of asset	4	(46)
Loss on investments	—	43
Foreign exchange loss on foreign debt	—	39
Changes in operating assets and liabilities:
Accounts receivable	(897)	(33)
Inventories	(603)	(2,539)
Tax refund receivable	701	—
Prepaid expenses	(593)	(160)
Other assets	(19)	(136)
Accounts payable and accrued liabilities	293	1,879
Accrued compensation and employee benefits	194	159

Net cash provided by operating activities	1,685	1,037

Cash flows from investing activities
Capital expenditures	(752)	(924)
Proceeds from sale of property and equipment	109	80
Repayment of notes receivable	71	330
Issuance of notes receivable	—	(15)
Other assets	—	1

Net cash used in investing activities	(572)	(528)

Cash flows from financing activities
Net borrowing on lines of credit	—	1,094
Borrowings on long-term debt	2,500	—
Payments on long-term debt	(1,565)	(1,506)
Decrease in restricted cash	1,500	—
Proceeds from issuance of common stock	30	18

Net cash provided by (used in) financing activities	2,465	(394)

Net increase in cash and cash equivalents	3,578	115
Cash and cash equivalents at beginning of period	640	499

Cash and cash equivalents at end of period	$4,218	$614

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$208	$510

See accompanying notes to consolidated condensed financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Natural Alternatives International, Inc. and its wholly owned subsidiary, Natural Alternatives International Europe, S.A. (“NAIE”), (the “Company”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The Company suggests that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. Actual results may differ from such estimates. In the opinion of the Company, all adjustments necessary to present fairly the information in the following unaudited consolidated condensed financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Inventories

Inventories are recorded at the lower of cost (first in, first out) or market (net realizable value). Inventories were as follows (dollars in thousands):

	March 31, 2003	June 30, 2002

Raw materials	$3,681	$4,631
Work in progress	3,234	1,754
Finished goods	1,559	1,486

	$8,474	$7,871

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment were as follows (dollars in thousands):

	Life Used for Depreciation	March 31, 2003	June 30, 2002

Land	NA	$393	$393
Building and building improvements	5 - 39 years	3,288	3,279
Machinery and equipment	3 - 15 years	15,399	15,517
Office equipment and furniture	5 - 7 years	4,158	4,054
Vehicles	3 years	197	197
Leasehold improvements	5 - 39 years	4,439	4,230

Total property and equipment		27,874	27,670
Less accumulated depreciation and amortization		(16,626)	(15,231)

Property and equipment, net		$11,248	$12,439

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Net Income Per Share

The Company computes net income per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” This statement requires the presentation of basic net income per share, using the weighted average number of shares outstanding during the period, and diluted net income per share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for the Company’s diluted net income per share computation. Basic and diluted net income per share are calculated as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Numerator
Net income	$172	$759	$858	$165
Denominator
Basic weighted average common shares outstanding	5,814,258	5,794,613	5,807,143	5,788,608
Dilutive effect of stock options	247,133	1,220	197,161	407

Diluted weighted average common shares outstanding	6,061,391	5,795,833	6,004,304	5,789,015

Basic net income per share	$0.03	$0.13	$0.15	$0.03

Diluted net income per share	$0.03	$0.13	$0.14	$0.03

For the three and nine months ended March 31, 2003, there were outstanding options to purchase 65,000 and 100,000 shares, respectively, of common stock, that were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

For the three and nine months ended March 31, 2002, there were outstanding options to purchase 573,400 and 533,410 shares, respectively, of common stock, that were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

Stock Based Compensation

The Company accounts for the issuance of stock option grants in accordance with Accounting Principles Board opinion (APB) No. 25 and related interpretations in accounting for stock options. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. In accordance with SFAS No. 148, the following pro-forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the quarters ended March 31, 2003 and 2002: risk-free interest rate of 4.0% and 4.4%, respectively; dividend yield rate of zero; expected life of four to six years and four to nine years, respectively, depending on option termination date; and volatility of 71% and 53%,

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Stock Based Compensation (Continued)

respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Net income as reported	$172	$759	$858	$165
Add: Stock-based employee compensation expense included in reported net income	5	—	56	3
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(86)	(78)	(231)	(117)

Pro forma net income	$91	$681	$683	$51

Earnings per share:
Basic – as reported	$0.03	$0.13	$0.15	$0.03

Basic – pro forma	$0.02	$0.12	$0.12	$0.01

Diluted – as reported	$0.03	$0.13	$0.14	$0.03

Diluted – pro forma	$0.02	$0.12	$0.11	$0.01

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 – Economic Dependency

The Company had substantial sales to two separate contract manufacturing customers during the periods shown in the following table. The loss of either of these customers could have a material adverse impact on the Company’s sales and earnings. Net sales by customer, representing 10% or more of the respective quarter’s total net sales, are shown below (dollars in thousands):

	Three months ended March 31,				Nine months ended March 31,

	2003		2002		2003		2002

Customer 1	$5,756	42%	$6,740	52%	$17,234	43%	$17,100	48%
Customer 2	4,361	32%	2,865	22%	10,774	27%	7,095	20%

	$10,117	74%	$9,605	74%	$28,008	70%	$24,195	68%

Accounts receivable from these customers totaled $3.8 million and $2.5 million at March 31, 2003 and June 30, 2002, respectively.

Direct-to-consumer sales were approximately $2.5 million and $2.0 million for the three months ended March 31, 2003 and 2002, respectively, and $7.5 million and $5.8 million for the nine months ended March 31, 2003 and 2002, respectively.

The Company purchases certain products it does not manufacture from a limited number of raw material suppliers. The Company had substantial purchases from three separate suppliers during the periods shown in the following table. The loss of any of these suppliers could have a material adverse impact on the Company’s sales and earnings.

Raw material purchases, representing 10% or more of the respective quarter’s raw material purchases, are shown below (dollars in thousands):

	Three months ended March 31,							Nine months ended March 31,

	2003			2002				2003			2002

Supplier 1	$2,637		39%	$	(a	)	—	$5,800		35%	$	(a	)	—
Supplier 2	(a	)	—		(a	)	—	1,654		10%		(a	)	—
Supplier 3	(a	)	—		2,514		36%	(a	)	—		5,227		33%

	$2,637		39%		$2,514		36%	$7,454		45%		$5,227		33%

     (a)     Purchases were less than 10% of total raw material purchases

Accounts payable to suppliers representing 10% or more of raw material purchases for the third quarter of fiscal 2003, was $583,000 and zero at March 31, 2003 and June 30, 2002, respectively.

NATURAL ALTERNATIVES INTERNATIONAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3 – Segment Information

The Company’s information by geographic area was as follows (dollars in thousands):

	Net Sales for the Three months ended March 31,		Net Sales for the Nine months ended March 31,

	2003	2002	2003	2002

United States	$12,238	$11,010	$34,577	$29,994
International	1,517	1,833	5,324	5,391

	$13,755	$12,843	$39,901	$35,385

	Long Lived Assets		Total Assets

	March 31, 2003	June 30, 2002	March 31, 2003	June 30, 2002

United States	$10,338	$11,450	$26,245	$24,290
International	1,448	1,527	3,567	3,220

	$11,786	$12,977	$29,812	$27,510

Note 4 - Financial Condition

On October 31, 2002, the Company entered into a new $6.5 million two-year credit facility. The facility is comprised of a $4 million working capital line of credit and a $2.5 million term loan. The working capital line of credit is subject to eligibility requirements for current accounts receivable and inventory balances. As of March 31, 2003 the Company had $3.8 million available under the line of credit. The interest rate on the line of credit and term loan is prime plus 0.5%. As of March 31, 2003, the outstanding amount on the line of credit was zero. The term loan provides for principal and interest payable in monthly installments of $47,000 with a final balloon payment of $1.6 million on the second anniversary of the loan agreement. As of March 31, 2003 the outstanding amount was $2.3 million.

On May 2, 1996, the Company entered into a term note agreement for $1.1 million, secured by a building, at an annual interest rate of 8.25%. The note is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of March 31, 2003, the outstanding amount was $765,000.

The composite interest rate on all outstanding debt at March 31, 2003 and 2002 was 6.74% and 9.82%, respectively.

Note 5 - Contingencies

The Company was a plaintiff in an antitrust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies filed a number of similar lawsuits against some or all of the same manufacturers. The Company’s lawsuit was consolidated with some of the others and captioned In re: Vitamin Antitrust Litigation, and was pending in U.S. District Court in Washington D.C. A final settlement payment of $225,000 and a payment of $1,000,000 were received by the Company and are included in proceeds from vitamin antitrust litigation in the accompanying statements of operations for the nine months ended March 31, 2003 and 2002, respectively. Settlement payments received by the Company of $0 and $1,000,000 are included in proceeds from vitamin antitrust litigation in the accompanying statements of operations for the three months ended Mach 31, 2003 and 2002, respectively. All of its claims under the Vitamin Antitrust Litigation were settled.

From time to time the Company may be subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with its legal counsel, there are no outstanding matters that are expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Information

Information provided in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning future financial and operating results, statements concerning industry performance, the Company’s operations, economic performance, financial condition, margins and growth in sales of the Company’s products, capital expenditures, financing needs, as well as assumptions related to the foregoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company’s financial performance and the forward-looking statements contained herein are further qualified by other risks including but not limited to those set forth herein and in the Company’s most recent Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates including those related to bad debts and inventories. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Accounting for Income Taxes – the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and financial reporting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At March 31, 2003, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating losses and the uncertainty regarding sufficient near term taxable income, management believes that this evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets. Therefore, a full valuation allowance is recorded at March 31, 2003. Should the Company determine that it would be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be recorded to operations in the period such determination was made.

RESULTS OF OPERATIONS

Natural Alternatives International, Inc. and its subsidiary (referred to collectively herein as “NAI” or the “Company”) are engaged in the formulation, manufacturing and packaging of encapsulated and compressed tablets and powder blended vitamins and related nutritional supplements including phytochemicals derived from botanicals and foods. The Company provides private label contract manufacturing services to various companies engaged in the marketing and distribution of vitamins, mineral supplements, herbs and other health and nutrition consumer products (“core business”).

In fiscal 2001, the Company introduced its direct-to-consumer (“DTC”) business with the launch of Dr. Cherry’s Pathway to Healing™ product line. This product line, which is primarily marketed through television media, has grown to include fifteen products and comprises all of the Company’s DTC sales through the third quarter of fiscal 2003. During the fiscal third quarter, the Company announced the signing of an exclusive worldwide licensing agreement with Jennifer O’Neill and developed the Jennifer O’Neill Signature Line™ (“Signature Line”) of health and beauty care products. The Signature Line will be available for sale in the fourth quarter of fiscal 2003.

The Company’s strategy continues to focus on increasing revenues in both its core and DTC business lines. Growth in the core business is anticipated from serving its primary core customers, developing new relationships with other strong prospective core customers both internationally and domestically and pursuing strategic partnerships for the development and marketing of proprietary products. Development in the DTC business is expected from expanding the existing product lines, marketing the existing product lines in additional television markets and securing additional licensors.

The Company anticipates successful execution of its strategies to produce near term consistent operating profitability resulting from moderate sales growth that will be partially offset by increasing costs for DTC brand development and licensor acquisition efforts. The growth in the core business is dependent upon many factors including maintaining and improving the satisfaction of our current core customers, obtaining orders for new products from current core customers, obtaining additional volumes on existing products from current core customers and securing new core customers. The growth in the DTC business is dependent upon the market acceptance of Dr. Cherry and Jennifer O’Neill, effectiveness of media placement and the performance of the outsourced call center. The Company’s ability to maintain consistent operating profitability could be adversely affected by several factors that are discussed below in Risk Factors That May Affect Future Operations Results.

Third Quarter Fiscal 2003 (“fiscal 2003”)
versus Third Quarter Fiscal 2002 (“fiscal 2002”)

Consolidated net sales increased 7% to $13.8 million from $12.8 million for the comparable quarter last year. The consolidated net sales growth resulted from a $478,000, or 24%, increase in DTC sales and a $434,000, or 4%, increase in core sales. The growth in DTC sales to $2.5 million from $2.0 million for the comparable quarter last year is primarily due to five additional product offerings. The DTC line of business represented 18% of consolidated net sales for the third quarter of fiscal 2003 compared to 16% for the comparable quarter last year. Core sales increased to $11.3 from $10.8 million for the comparable quarter last year.

Gross profit margin increased to 23.9% from 22.5% for the comparable quarter last year. The increase in gross profit margin is primarily due to improvement in fixed cost leverage resulting from additional sales volumes. Material cost as a percent of net sales increased slightly to 52.9% from 52.0% for the comparable quarter last year. The increase in material cost as a percent of net sales was primarily due to a shift in product mix, partially offset by lower pricing from our primary vendors.

Selling, general and administrative expenses (“SG&A”) increased 4% to $3.1 million from $2.9 million for the comparable quarter last year. The increase of $130,000 is primarily due to increases in DTC fulfillment and recurring media costs of $128,000 associated with incremental sales, new DTC media and production costs of $264,000 for introducing Dr. Cherry’s Pathway to Healing™ brand in several new television markets, sales and executive personnel costs of $50,000, insurance premiums of $80,000, research and development personnel costs of $150,000, clinical study costs of $25,000 and information systems costs of $40,000. These increases were partially offset by a $150,000 reduction in employee separation expenses and $500,000 reduction of DTC costs incurred in the prior year for correcting customer service, processing and reporting issues caused by a third party DTC call and fulfillment center that was replaced in December 2001.

Income from operations was $211,000 compared to a loss from operations of ($59,000) for the comparable quarter last year. The increase in income from operations of $270,000 was due primarily to improved gross margin on higher net sales, partially offset by the incremental SG&A expenses discussed above.

Proceeds from the Vitamin Antitrust Litigation were $0 and $1.0 million for the three months ended March 31, 2003 and 2002, respectively.

First Nine Months of Fiscal 2003 (“fiscal 2003”)
versus First Nine Months of Fiscal 2002 (“fiscal 2002”)

Consolidated net sales increased 13% to $39.9 million from $35.4 million for the comparable period last year. The consolidated net sales growth resulted from a $2.8 million or 9% increase in core sales and a $1.8 million or 30% increase in DTC sales. The growth in core sales to $32.4 million from $29.6 million for the comparable period of the prior year is primarily due to new products sold to existing major core customers. The growth in DTC sales to $7.5 million from $5.8 million for the comparable period of the prior year is primarily due to five additional product offerings. The DTC line of business represented 19% of consolidated net sales compared to 16% for the same period of the prior year.

Gross profit margin increased to 23.9% from 21.5% for the comparable period last year. The increase in gross profit margin is primarily due to improvement in fixed cost leverage resulting from additional sales volumes. Material cost as a percent of net sales remained consistent at 52% for the nine months ended fiscal 2003 and fiscal 2002.

SG&A increased 10% to $8.7 million from $7.9 million for the comparable period last year. The increase of $804,000 is primarily due to increases in DTC fulfillment and recurring media costs of $431,000 associated with incremental sales, new DTC media and production costs of $264,000 for introducing Dr. Cherry’s Pathway to Healing™ brand in several new television markets, sales and executive personnel costs of $350,000, research and development personnel costs of $300,000, insurance premiums of $270,000, information systems costs of $140,000 and clinical study costs of $115,000. These increases were partially offset by a $350,000 reduction in legal costs, $300,000 reduction in employee separation expenses, and $500,000 reduction of DTC costs incurred in the prior year for correcting customer service, processing and reporting issues caused by a third party DTC call and fulfillment center that was replaced in December 2001. Overall, SG&A decreased as a percentage of net sales to 21.7% from 22.2% in the comparable period last year.

Income from operations was $869,000 compared to a loss from operations of ($244,000) for the comparable period last year. The increase in income from operations was due primarily to improved gross margin on higher net sales, partially offset by the incremental SG&A expenses discussed above.

Proceeds from vitamin antitrust litigation were $225,000 and $1,000,000 for the nine months ended March 31, 2003 and 2002, respectively. Proceeds received in fiscal 2003 represent the final settlement payment from the Vitamin Antitrust Litigation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $1.7 million for the first nine months of fiscal 2003 compared to $1.0 million for the comparable period last year. Operating cash flow increased primarily due to an increase in net income from $858,000 in the current fiscal year compared to $165,000 in the comparable period last year plus an increase in current assets of $1.4 million for the currrent fiscal year compared to an increase in current assets of $2.9 million in the comparable period last year. These increases were partially offset by an increase in current liabilities of $487,000 in the current fiscal year compared to an increase in current liabilities of $2.0 million in the comparable period last year.

At March 31, 2003, the Company had cash and working capital of $4.2 million and $11.8 million, respectively, compared to $640,000 and $8.7 million, respectively, at June 30, 2002. The improvement in working capital is primarily due to the $1.7 million of operating cash flow generated during the first nine months ended March 31, 2003 and the $1.3 million from refinancing the credit facility.

On October 31, 2002, the Company entered into a new $6.5 million two-year credit facility. The facility is comprised of a $4 million working capital line of credit and a $2.5 million term loan. The working capital line of credit is subject to eligibility requirements for current accounts receivable and inventory balances. As of March 31, 2003 the Company had $3.8 million available under the line of credit. The interest rate on the line of credit and term loan is prime plus 0.5%. The new facility replaced the $2.5 million line of credit that expired on October 31, 2002, and refinanced the $1.2 million outstanding term note. The new credit facility provided a $1.3 million increase in the Company’s cash position, freed up $1.5 million of cash previously restricted as collateral for the prior line of credit and provided an additional $1.5 million of borrowing capacity.

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

Recent Operating Income; Increasing Sales

The Company’s income from operations increased to $869,000 for the nine months ended March 31, 2003, compared to a loss from operation of ($244,000) for the same period last year. Sales for the nine months ended March 31, 2003 increased to $39.9 million compared to $35.4 million for the same period last year. There can be no assurance that increases in income from operations will continue or that the Company will have net income from operations and not a net loss in future periods.

The Company expects operating results may further fluctuate from period to period as a result of differences in when it incurs expenses and recognizes revenues from product sales. Some of these fluctuations may be significant.

Reliance on Limited Number of Customers

For the nine months ended March 31, 2003, the Company had two major customers, which together accounted for approximately 70% of the Company’s net sales. The loss of either of these major customers, or any substantial reduction of their purchases from the Company, would have a material adverse impact on the business, operations and financial condition of the Company.

Reliance on a Key Personality

For the nine months ended March 31, 2003, the Company’s DTC product line was approximately 19% of the Company’s net sales. DTC products are marketed with a key personality through a variety of distribution channels including weekly television programming, internet and a monthly newsletter. The inability of the key personality to fulfill his current role, or the reduction of television or other media exposure could have a material adverse impact on the business, operations and financial condition of the Company.

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

Reliance on Limited Number of Suppliers; Availability and Cost of Purchased Materials

The Company purchases certain products it does not manufacture from a limited number of raw material suppliers. For the nine months ended March 31, 2003, the Company had two major suppliers, which together accounted for 45% of raw material purchases. No other supplier represented more than 10% of total raw material purchases for the nine months ended March 31, 2003. Although the Company currently has supply arrangements with several suppliers of these raw materials, and such materials are generally available from numerous sources, the termination of the supply relationship by any material supplier or an unexpected interruption of supply could materially adversely affect the Company’s business, operations and financial condition.

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

Risks Associated with International Markets

The Company’s growth may be dependent in part upon its ability to expand its operations and those of its customers into new markets, including international markets. For the nine months ended March 31, 2003 and 2002, the percentage of the Company’s net sales to customers in international markets was approximately 25.4% and 28.6%, respectively. NAIE operates a manufacturing facility in Switzerland, which is intended to facilitate an increase in sales of the Company’s products overseas and which contributed approximately 13.3% and 15.2% of the Company’s net sales for the nine months ended March 31, 2003 and 2002, respectively. The Company may experience difficulty expanding in international markets due to regulatory barriers, the necessity of adapting to new regulatory systems, and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things, (1) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company’s ability to sell certain products or repatriate profits to the United States, (2) exposure to currency fluctuations, (3) the potential imposition of trade or foreign exchange restrictions or increased tariffs, (4) economic and political instability, and (5) the impact of various government’s regulations and the enforcement thereof. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

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

Concentration of Ownership; Certain Anti-Takeover Considerations

The Company’s directors and executive officers beneficially own in excess of 24.5% of the outstanding common stock as of March 31, 2003. Accordingly, these shareholders will continue to have the ability to substantially influence the management, policies and business operations of the Company. The Company’s Board of Directors has the authority to approve the issuance of 500,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company’s shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Certain provisions of Delaware law, as well as the issuance of preferred stock, and other “anti-takeover” provisions in the Company’s Articles and Bylaws, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy contest, or any change in control involving the Company, as well as the removal of management, even if such events would be beneficial to the interests of the Company’s shareholders, and may limit the price certain investors may be willing to pay in the future for shares of common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks from adverse changes in interest rates, and foreign exchange rates affecting the return on our investments and the cost of our debt. The Company does not use derivative financial instruments to reduce the impact of changes in interest or foreign exchange rates.

At March 31, 2003 the Company’s cash equivalents consisted of financial instruments with original maturities of three months or less.

The Company’s debt as of March 31, 2003 totaled $3.1 million and was comprised of fixed rate loans of $765,000 and variable rate loans of $2.3 million. The average composite interest rates at March 31, 2003 for fixed rate and variable rate loans were 8.25% and 4.75%, respectively.

Item 4.      Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are effective. This conclusion was reached after an evaluation of these controls and procedures as of March 31, 2003.

We are not aware of any significant changes in the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after March 31, 2003.

Part II.  Other Information

ITEM 1.      LEGAL PROCEEDINGS

The Company was a plaintiff in an antitrust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies filed a number of similar lawsuits against some or all of the same manufacturers. The Company’s lawsuit was consolidated with some of the others and captioned In re: Vitamin Antitrust Litigation, and was pending in U.S. District Court in Washington D.C. A final settlement payment of $225,000 and a payment of $1,000,000 were received by the Company and are included in proceeds from vitamin antitrust litigation in the accompanying statement of operations for the nine months ended March 31, 2003 and 2002, respectively. All of its claims under the Vitamin Antitrust Litigation were settled.

From time to time the Company may be subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with its legal counsel, there are no outstanding matters that are expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

NATURAL ALTERNATIVES INTERNATIONAL, INC.

/s/ JOHN R. REAVES	Date: May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ JOHN R. REAVES

John R. Reaves
Chief Financial Officer