Form 10-K
period 2003-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2003-09-17
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

000-15701

(Commission file number)

NATURAL ALTERNATIVES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State of incorporation)	(IRS Employer Identification No.)

1185 Linda Vista Drive San Marcos, California 92069	(760) 744-7340
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark whether Natural Alternatives International, Inc. (NAI) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that NAI was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of NAI’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether NAI is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2002) was approximately $17,578,361 (based on the closing sale price of $3.985 reported by Nasdaq on December 31, 2002). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of September 17, 2003, 5,821,973 shares of NAI’s common stock were outstanding, net of 272,400 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, to be filed on or before October 28, 2003.

(i)

SPECIAL NOTE—FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of revenues, income, earnings per share, profit margins, expenditures, liquidity and other financial items;

•	inventories and facilities;

•	sources and availability of raw materials;

•	personnel;

•	operations outside the United States;

•	overall industry and market performance;

•	competition;

•	current and future economic and political conditions;

•	product development;

•	growth and acquisition strategies;

•	the outcome of regulatory and litigation matters;

•	customers;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 7 and elsewhere in this report, as well as in other reports and documents we file with the SEC.

PART I

ITEM 1.	BUSINESS

Overview

We provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health and personal care products, to consumers both within and outside the United States. We provide both product and market development services including:

•	customized formulations of nutritional and personal care products;

•	research, clinical evaluations and product testing;

•	manufacturing;

•	marketing support;

•	international regulatory and label law compliance; and

•	package and label design.

In fiscal 2000, we initiated our direct-to-consumer marketing program to develop, manufacture and market our own products. Under this program, we work with nationally recognized physicians and other personalities to develop brand name products that reflect their individual approaches to restoring, maintaining or improving health. In March 2000, we launched Basic Nutrient SupportTM, our first product developed in collaboration with Dr. Reginald B. Cherry, M.D. In fiscal 2001, we launched Dr. Cherry’s Pathway to HealingTM product line.

While private label contract manufacturing remains our core business, we are actively pursuing new products and initiatives for our direct-to-consumer marketing program. In April 2003, we began marketing our Jennifer O’Neill line of vitamins and skin care products.

Our U.S.-based manufacturing facilities are located in San Marcos and Vista, California. Natural Alternatives International Europe S.A. (NAIE), our wholly-owned subsidiary existing under the laws of Switzerland, also operates a manufacturing, warehousing and distribution facility in Manno, Switzerland. This facility helps us provide improved service to our customers that sell their products in Europe. Among other benefits, our facility in Switzerland can help lower distribution and other costs of products sold outside the United States and can also help reduce lead times and lower inventory costs. NAIE operates under a five-year Swiss federal and cantonal income tax holiday that ends in fiscal 2005.

In addition to our operations in the United States and Switzerland, we have a full-time representative in Japan who provides a range of services to our customers seeking to expand into the Japanese market and other markets in the Pacific Rim. These services include regulatory and marketing assistance along with guidance and support in adapting products to these markets.

Originally founded in 1980, Natural Alternatives International, Inc. reorganized as a Delaware corporation in 1989. Our principal executive offices are located at 1185 Linda Vista Drive, San Marcos, California 92069. Unless the context requires otherwise, all references in this report to the “Company,” “NAI” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, NAIE, its wholly-owned subsidiary.

Business Strategy

Our goals are to increase and diversify our revenues and improve our overall financial results. To achieve these goals, we intend to:

•	capitalize on the strength of our existing customer relationships through new product introductions;

•	develop new customer relationships both within and outside the United States;

•	continue to develop new products, marketing strategies and brands within our direct-to-consumer marketing program;

•	improve brand awareness;

•	further diversify by entering new markets outside the United States and/or expanding our presence in existing markets;

•	evaluate acquisition opportunities; and

•	improve efficiencies and manage costs.

We believe our comprehensive approach to customer service is unique within our industry. We believe this approach, together with our commitment to high-quality, innovative products and the leadership of our experienced management team, will provide the means to implement our strategy and achieve our goals. There can be no assurance, however, that we will successfully implement any of our business strategies or that we will increase our revenues or improve our overall financial results.

Products, Principal Markets and Methods of Distribution

We provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health and personal care products, to consumers both within and outside the United States. Our products are generally available in a variety of forms, including capsules, tablets, chewable wafers, powders and creams, to accommodate a variety of consumer preferences.

Our private label contract manufacturing customers include direct selling organizations and other specialized corporate accounts. We have a worldwide manufacturing agreement with NSA International, Inc., located in Memphis, Tennessee. NSA International, Inc. is our largest customer and sells its nutritional products to consumers in over 30 countries.

Under our direct-to-consumer marketing program, we develop and manufacture our own products. We work with nationally recognized physicians and other personalities to develop brand name products that reflect their individual approaches to restoring, maintaining or improving health. The products in our direct-to-consumer marketing program are sold through a variety of distribution channels including television programs, personal appearances of brand name personalities, newsletters, direct mail solicitations, websites, radio, magazines and other marketing channels.

In October 1999, the Therapeutic Goods Administration (TGA) of Australia certified our operations. The TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. The TGA recertified our operations in March 2000.

In October 2002, we were awarded Good Manufacturing Practices (GMP) registration by NSF International (NSF) through the NSF Dietary Supplements Certification Program. GMP requirements are regulatory requirements that provide guidelines for necessary processes, procedures and documentation to assure the product produced has the identity, strength, composition, quality and purity it is represented to possess.

For the last three fiscal years, net sales from our private label contract manufacturing and direct-to-consumer marketing program were as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(Dollars in Thousands)
Private Label Contract Manufacturing	$45,768	$41,667	$36,437
Direct-to-Consumer Marketing Program	10,194	8,370	5,721

Total Net Sales	$55,962	$50,037	$42,158

Research and Development

We are committed to quality research and development. We focus on the development of new products and the improvement of existing products through continued testing. We continuously produce sample runs of products to help ensure their stability, potency, and safety, as well as to determine ingredient interaction and the potential for customer acceptance of the final product. We maintain quality control procedures to verify that our products comply with applicable specifications and standards established by the Food and Drug Administration and other regulatory agencies. We also direct and participate in clinical research studies, often in collaboration with other scientists and research institutions, to establish the benefits of a product, including its potency and efficacy, and to provide scientific support for product claims and marketing initiatives. We believe our research and development team of experienced personnel, as well as our facilities and strategic alliances with our suppliers and customers, allow us to effectively identify, develop and market high-quality and innovative products.

As part of the services we provide to our private label contract manufacturing customers, we may perform certain research and development activities related to the development or improvement of their products. While our customers typically do not pay directly for this service, the cost of this service is included as a component of the price we charge to manufacture and deliver their products. Research and development costs are expensed as incurred.

Our research and development expenses for the fiscal years ended June 30, 2003, 2002 and 2001 were $1.7 million, $821,000 and $718,000, respectively.

Sources and Availability of Raw Materials

We use various raw materials in our operations including nutrient powders, excipients, empty gelatin capsules, and components for packaging and distributing our finished products. We typically buy raw materials in bulk from a limited number of qualified vendors located both within and outside the United States. During fiscal 2003, Carrington Laboratories Incorporated was our largest supplier, accounting for 35% of our total raw material purchases.

We test the materials we buy to ensure their quality, purity and potency before we use them in our products. During the fiscal year ended June 30, 2003, we did not experience any shortages or difficulties obtaining adequate supplies of raw materials and we do not anticipate any significant shortages or difficulties in the near term.

Major Customers

Most of our customers are marketing organizations that distribute a variety of nutritional and health related products throughout the United States, Europe and the Pacific Rim. NSA International, Inc. has been our largest customer over the past several years. During the fiscal year ended June 30, 2003, NSA International, Inc. accounted for approximately 43% of our net sales. Our second largest customer was Mannatech Incorporated, which accounted for approximately 27% of our net sales during fiscal 2003. No other customer accounted for 10% or more of our net sales during fiscal 2003.

Competition

We compete with other manufacturers and distributors of vitamins, minerals, herbs, and other nutritional supplements, as well as other health and personal care products, both within and outside the United States. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements and other health and personal care products comes from many sources. These products are sold primarily through mass market retailers (drug store chains, supermarkets, and large chain discount retailers), health and natural food stores, and direct sales channels (mail order, network marketing and internet distribution companies). The products we produce for our private label contract manufacturing customers may compete with our direct-to-consumer products, although we believe any competition will be limited.

We believe competition in our industry is based on, among other things, price, delivery, product quality and safety, innovation and customer service. We believe we compete favorably with other companies because of our comprehensive approach to customer service and our commitment to innovation, quality and safety through our research and development activities. Our future position in the industry will likely depend on, but not be limited to the following:

•	the continued acceptance of our products by our customers and consumers;

•	our ability to continue to develop high quality, innovative products;

•	our ability to attract and retain qualified personnel;

•	the effect of any future governmental regulations on our products and business;

•	the results of, and publicity from, product safety and performance studies performed by governments and other research institutions;

•	the continued growth of the global nutrition industry; and

•	our ability to react to changes within the industry and consumer demand, financially and otherwise.

The nutritional supplement industry is highly competitive and we expect the level of competition to remain high over the near term. We do not believe it is possible to accurately estimate the number or size of our competitors. The industry has undergone consolidation in the recent past and we expect that trend to continue in the near term.

Government Regulation

Our business is subject to varying degrees of regulation by a number of government authorities in the United States, including the United States Food and Drug Administration (FDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. Various agencies of the state and localities in which we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business that these and other authorities regulate include, among others:

•	product claims and advertising;

•	product labels;

•	product ingredients; and

•	how we manufacture, package, distribute, import, export, sell and store our products.

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamin and other nutritional supplements in the United States, while the FTC regulates marketing and advertising claims. The FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body,” which includes regulations requiring companies, their suppliers and manufacturers to meet Good Manufacturing Practices in the preparation, packaging, storage and shipment of their products. The FDA also published a Notice of Advance Rule Making for Good Manufacturing Practices that would require manufacturing of dietary supplements to follow Good Manufacturing Practices. While the final regulations are subject to revision, we are committed to meeting or exceeding the standards set by the FDA.

The FDA has also issued regulations governing the labeling and marketing of dietary and nutritional supplement products. They include:

•	the identification of dietary or nutritional supplements and their nutrition and ingredient labeling;

•	requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;

•	labeling requirements for dietary or nutritional supplements for which “high potency” and “antioxidant” claims are made;

•	notification procedures for statements on dietary and nutritional supplements; and

•	pre-market notification procedures for new dietary ingredients in nutritional supplements.

The Dietary Supplement Health and Education Act of 1994 (DSHEA) revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements and defined dietary supplements to include vitamins, minerals, herbs, amino acids and other dietary substances used to supplement diets. DSHEA generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA, companies must provide evidence that a dietary supplement is reasonably safe. The FDA is generally prohibited from regulating active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

We are also subject to a variety of other regulations in the United States, including those relating to taxes, labor and employment, import and export, the environment and intellectual property.

Our operations outside the United States are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the United States and may vary from country to country. The sale of our products in Europe is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the union. In markets outside the United States, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on reformulation of our products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our ability to enter certain markets outside the United States.

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to corporate and product names. We own 19 trademark registrations in the United States and 10 trademark applications pending with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.

We have filed applications and own trademark registrations and intend to register additional trademarks in foreign countries where products are or may be sold in the future. Currently, we have five trademark applications filed with the Japan Trademark Office.

We also claim ownership and protection of certain product names, unregistered trademarks and service marks under common law. Common law trademark rights do not provide the same level of protection afforded by registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to our recognition and the marketing of our products and that these proprietary rights have been and will continue to be important in enabling us to compete.

Trade Secrets. We own certain intellectual property, including trade secrets, that we seek to protect, in part, through confidentiality agreements with employees and other parties, although some employees involved in research and development activities have not entered into these agreements. Although we regard our proprietary technology, trade secrets, trademarks and similar intellectual property as critical to our success, we rely on a combination of trade secrets, contract, patent, copyright and trademark law to establish and protect our rights in our products and technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

Patent Licenses. We have licensed exclusive worldwide rights to three certain United States patents, and each patent’s corresponding foreign patent application, and are currently involved in research and development of products employing the licensed inventions.

Backlogs

Our backlog was approximately $10.1 million at September 2, 2003 and September 5, 2002, respectively. Our sales are made primarily pursuant to standard purchase orders for the delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in our customers’ needs. Customer orders generally can be cancelled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and therefore, we believe that backlog is not necessarily a good indicator of future revenue.

Employees

As of June 30, 2003, we employed 175 full-time employees in the United States, 6 of whom held executive management positions. Of the remaining full-time employees, 23 were employed in research, laboratory and quality control, 9 in sales and marketing, and 137 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2003, we had approximately 12 temporary personnel.

In January 2003, Randell Weaver was promoted from Executive Vice President and Chief Operating Officer to President. John Reaves was promoted from Vice President of Finance to Chief Financial Officer.

As of June 30, 2003, NAIE employed 24 full-time employees. Most of these positions are in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good.

Seasonality

We believe there is no material impact on our business or results of operations from seasonal factors.

Financial Information about Our Business Segment and Geographic Areas

Our business consists of one industry segment, the development, manufacturing, marketing and distribution of nutritional supplements and other health and personal care products. It is grouped into two geographic areas, the United States and all other markets outside the United States. Our primary market outside the United States is Europe.

For the last three fiscal years, the percentage of our net sales to customers in markets outside the United States and the percentage of our net sales from products manufactured by NAIE for customers within the European market were as follows:

Fiscal Year Ended June 30	Net Sales to Customers in Markets Outside the United States	Net Sales from Products Manufactured by NAIE for Customers within the European Market
2003	25%	13%
2002	31%	16%
2001	29%	18%

For additional financial information about our business segment and geographic areas, please see the notes to the consolidated financial statements included under Item 8 of this report.

As we continue to expand into markets outside the United States, we will become increasingly subject to political, economic and other risks in the countries in which the products are sold and in which we operate. For more information about these and other risks, please see Items 7 and 7A in this report.

ITEM 2.	PROPERTIES

This table summarizes our facilities as of June 30, 2003. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date(2)
San Marcos, CA USA	Corporate headquarters and manufacturing(3)	49,000	Owned/leased(4)	Various(4)

Vista, CA USA	Manufacturing, warehousing and packaging(3)	74,000	Leased	June 2008

Manno, Switzerland(1)	Manufacturing, packaging and distribution	22,000	Leased	December 2010

(1)	This facility is used by NAIE, our Swiss subsidiary.
(2)	We expect to renew our leases in the normal course of business.
(3)	We use approximately 68,000 square feet for production; 35,000 square feet for warehousing; 5,000 square feet for research and product development; and 15,000 for administrative functions.
(4)	We own approximately 29,500 square feet and lease the remaining space with various expiration dates through 2007.

We believe we have adequate capacity in our domestic and Swiss facilities for current and foreseeable business requirements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to product liability, employment, intellectual property, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties. While unfavorable outcomes are possible, we believe the resolution of these matters, individually or in the aggregate, will not result in a material adverse effect on our business, financial condition or results of operations.

As of September 17, 2003, neither NAI nor its subsidiaries were a party to any material pending legal proceedings nor was any of their property the subject of any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to our stockholders for a vote during the fourth quarter ended June 30, 2003.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades on the Nasdaq National Market under the symbol “NAII.” Below are the high and low closing prices of our common stock as reported on the Nasdaq National Market for each quarter of the fiscal years ended June 30, 2003 and 2002:

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First Quarter	$3.90	$2.50	$2.10	$1.24
Second Quarter	$4.08	$2.51	$2.25	$1.08
Third Quarter	$4.85	$3.17	$2.45	$1.60
Fourth Quarter	$5.25	$3.47	$3.10	$1.58

Holders

As of September 17, 2003, there were approximately 408 stockholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to help provide funds for future growth.

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	565,200	$2.49	334,800	(2)
Equity compensation plans not approved by stockholders(1)	20,000	$5.75	—

Total	585,200	$2.60	334,800

(1)	In October 1998, the Board of Directors adopted an outside director compensation plan. Under the plan, on March 1st of each year, each non-employee director was to be granted an option to buy 10,000 shares of our common stock. Each option was to have an exercise price equal to the last sale price reported by Nasdaq on the trading day before the grant, a term of five years, and a three year vesting schedule. Options were granted to non-employee directors under this plan in March 1999. No other grants were made under this plan. In May 1999, the Board of Directors adopted our 1999 Omnibus Equity Incentive Plan. Shareholders approved the plan in December 1999. Thereafter, annual grants to non-employee directors were made under the 1999 Omnibus Equity Incentive Plan.
(2)	Under the terms of the 1999 Plan the aggregate number of shares of common stock that may be awarded is automatically increased on January 1st of each year, commencing January 1, 2000, by a number equal to the lesser of 2.5% of the total number of common shares then outstanding or 100,000.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2003, we did not sell any unregistered securities.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables contain certain financial information about NAI, including its subsidiaries. When you review this information, you should keep in mind that it is historical. Our future financial condition and results of operations will vary based on a variety of factors. You should carefully review the following information together with the information on risks under Item 7 and elsewhere in this report, and our consolidated financial statements included in this report under Item 8.

Annual Financial Data

	Year Ended June 30 (Amounts in thousands, except per share amounts)
	2003	2002	2001	2000	1999
Net sales	$55,962	$50,037	$42,158	$47,827	$57,430
Cost of goods sold	42,781	39,068	33,970	44,152	45,010

Gross profit	13,181	10,969	8,188	3,675	12,420
Selling, general & administrative expenses	12,012	10,684	8,848	8,670	11,965
Loss on abandonment of leased facility	—	—	—	1,729	5,392
Loss on impairment of intangible assets acquired	—	—	1,544	—	—

Income (loss) from operations	1,169	285	(2,204)	(6,724)	(4,937)

Other income (expense):
Interest income	57	16	92	139	185
Interest expense	(252)	(665)	(755)	(399)	(85)
Equity in loss of unconsolidated joint venture	—	—	(38)	(62)	—
Foreign exchange gain (loss)	12	(68)	15	74	—
Proceeds from vitamin antitrust litigation	225	3,410	298	116	—
Other, net	(59)	259	73	(45)	15

Total other income (expense)	(17)	2,952	(315)	(177)	115

Income (loss) before income taxes	1,152	3,237	(2,519)	(6,901)	(4,822)
Provision (benefit) for income taxes	47	(642)	2,370	(2,429)	(1,899)

Net income (loss)	$1,105	$3,879	$(4,889)	$(4,472)	$(2,923)

Net income (loss) per common share:
Basic	$0.19	$0.67	$(0.85)	$(0.78)	$(0.50)
Diluted	$0.18	$0.67	$(0.85)	$(0.78)	$(0.50)

Weighted average common shares:
Basic	5,809	5,788	5,770	5,757	5,868
Diluted	6,021	5,798	5,770	5,757	5,868

Balance sheet data at end of project:
Total assets	$30,724	$27,510	$25,068	$34,109	$38,596
Working capital	$12,321	$8,725	$5,045	$7,639	$14,098
Long-term debt and capital lease obligations, net of current portion	$2,386	$1,576	$3,567	$3,345	$927
Total stockholders’ equity	$20,777	$19,608	$15,604	$20,486	$25,091

Quarterly Financial Data

	Quarterly Financial Information for Fiscal 2003 and Fiscal 2002
	(Amounts in thousands, except per share amounts)
	Fiscal 2003				Fiscal 2002
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net sales	$13,136	$13,010	$13,755	$16,061	$9,887	$12,655	$12,843	$14,652
Cost of goods sold	9,941	9,958	10,468	12,414	7,863	9,949	9,956	11,300

Gross profit	3,195	3,052	3,287	3,647	2,024	2,706	2,887	3,352
Selling, general & administrative expenses	2,792	2,797	3,076	3,347	2,454	2,461	2,946	2,823

Income (loss) from operations	403	255	211	300	(430)	245	(59)	529

Other income (expense):
Interest income	7	21	25	4	3	4	2	7
Interest expense	(82)	(70)	(56)	(44)	(158)	(193)	(159)	(155)
Foreign exchange gain (loss)	(6)	(11)	13	16	(64)	27	(2)	(29)
Proceeds from vitamin antitrust litigation	225	—	—	—	—	—	1,000	2,410
Other, net	(2)	(39)	(15)	(3)	5	9	(2)	247

Total other income (expense)	142	(99)	(33)	(27)	(214)	(153)	839	2,480

Income (loss) before income taxes	545	156	178	273	(644)	92	780	3,009
Provision (benefit) for income taxes	8	7	6	26	14	28	21	(705)

Net income (loss)	$537	$149	$172	$247	$(658)	$64	$759	$3,714

Net income (loss) per common share:
Basic	$0.09	$0.03	$0.03	$0.04	$(0.11)	$0.01	$0.13	$0.64
Diluted	$0.09	$0.02	$0.03	$0.04	$(0.11)	$0.01	$0.13	$0.64

Weighted average common shares:
Basic	5,804	5,804	5,814	5,815	5,786	5,786	5,795	5,785
Diluted	5,929	6,022	6,061	6,072	5,786	5,786	5,796	5,821

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the last three fiscal years ended June 30, 2003. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 8 in this report have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Our significant accounting policies are described in the consolidated financial statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Our critical accounting policies include those listed below.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from any inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” or SAB 101. SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery are deferred until the shipment has been delivered. In addition, we record reductions to revenue for estimated returns. If actual returns exceed our estimates, additional reductions to revenue would result.

Inventory Reserve

We record valuation reserves on our inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future product demand and market conditions. If demand and/or market conditions are less favorable than we estimated, additional inventory reserves may be required.

Depreciation of Long-Lived Assets

We assign useful lives for long-lived assets based on periodic studies of actual asset lives and the intended use for those assets. Any change in the asset lives would be reported in the statement of operations as soon as practicable after we determine any change in the estimate.

Accounting for Income Taxes

We estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as property and equipment depreciation, for tax and financial reporting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax examination reviews. At June 30, 2003, we assessed the need for a valuation allowance on our deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the historical operating losses and the uncertainty about sufficient near term taxable income, we believe that this evidence creates sufficient uncertainty about the realizability of the net deferred tax assets. Therefore, a full valuation allowance of $1.6 million is recorded at June 30, 2003. Should we determine that we would be able to realize all or part of our net deferred tax assets in the future, we would record an adjustment to the deferred tax assets to operations in the period for which such determination was made.

Results of Operations—Fiscal 2003 Compared to Fiscal 2002

Net Sales

	Fiscal 2003	Fiscal 2002
	(Dollars in Thousands)
Private Label Contract Manufacturing	$45,768	$41,667
Direct-to-Consumer Marketing Program	10,194	8,370

Total Net Sales	$55,962	$50,037

Our total net sales increased 12% in fiscal 2003. Net sales from our direct-to-consumer marketing program increased 22%. This increase in fiscal 2003 was due primarily to the introduction of five new direct-to-consumer products. Total net sales for all private label contract manufacturing customers with individual volumes of at least $1.0 million was $42.9 million (three customers) in fiscal 2003 and $39.2 million (four customers) in fiscal 2002. This represents an increase of $3.7 million, which was primarily due to new product sales together with an increase in the volume of established products for our two largest customers.

Gross Profit

	Fiscal 2003	Fiscal 2002
	(Dollars in Thousands)
Gross Profit	$13,181	$10,969

As a Percentage of Net Sales	24%	22%

The improvement in gross profit margin to 24% from 22% was due to fixed cost leverage from higher net sales and improved efficiency from investments in our packaging operations. Our direct and indirect manufacturing expenses were 23% of net sales in fiscal 2003 and 24% of net sales in fiscal 2002. Our material and packaging costs as a percentage of net sales was 53% in fiscal 2003 ($29.6 million) and 53.7% in fiscal 2002 ($26.9 million).

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.0 million (21.5% of net sales) in fiscal 2003 and $10.7 million (21.4% of net sales) in fiscal 2002. The increase in absolute dollars in fiscal 2003 was primarily due to increases in direct-to-consumer fulfillment and recurring media costs of $573,000 associated with incremental sales, new direct-to-consumer media and production costs of $603,000 for introducing Dr. Cherry’s Pathway to HealingTM brand in several new television markets, sales and executive personnel costs of $325,000, research and development personnel costs of $459,000, insurance premiums of $352,000, information system costs of $204,000 and clinical study costs of $197,000. These increases were partially offset by a $350,000 reduction in legal costs, $300,000 reduction in employee separation expenses, and $767,000 reduction of direct-to-consumer costs incurred in the prior year for improving customer service, processing and reporting.

Income from Operations

Our income from operations was $1.2 million in fiscal 2003 and $285,000 in fiscal 2002. The improvement in our income from operations was due to the increase in gross profit of $2.2 million from improved gross margin on higher net sales, partially offset by incremental selling, general and administrative expenses of $1.3 million.

Other income

We received proceeds from the settlement of claims associated with the vitamin antitrust litigation of $225,000 in fiscal 2003 and $3.4 million in fiscal 2002.

Income Taxes

In fiscal 2002, federal tax legislation was passed allowing companies to carryback net operating losses for five years. This resulted in recognition of a $701,000 income tax refund receivable, which was included as an income tax benefit in our consolidated statement of operations for the year ended June 30, 2002. At June 30, 2003, we assessed the need for a valuation allowance on our deferred tax assets. Based on the historical operating losses and the uncertainty about sufficient near term taxable income, we believe that this evidence creates sufficient uncertainty about the realizability of the net deferred tax assets. Therefore, a full valuation allowance of $1.6 million was recorded at June 30, 2003.

Net Income

Our net income was $1.1 million ($0.18 per diluted share) in fiscal 2003 and $3.9 million ($0.67 per diluted share) in fiscal 2002. Excluding the effect of the litigation settlement proceeds and income tax refund receivable of $701,000 in the prior year, net income increased $1.1 million to $880,000 ($0.15 per diluted share) compared to a net loss of $232,000 ($0.04 per diluted share.)

Results of Operations—Fiscal 2002 Compared to Fiscal 2001

Net Sales

	Fiscal 2002	Fiscal 2001
	(Dollars in Thousands)
Private Label Contract Manufacturing	$41,667	$36,437
Direct-to-Consumer Marketing Program	8,370	5,721

Total Net Sales	$50,037	$42,158

Our total net sales increased 19% in fiscal 2002. Net sales from our direct-to-consumer marketing program increased 46%. This increase was due primarily to the introduction of eight new direct-to-consumer products in fiscal 2002. Total net sales for all private label contract manufacturing customers with individual volumes of at least $1.0 million was $39.2 million (four customers) in fiscal 2002 and $34.4 million (six customers) in fiscal 2001. This represents an increase of $4.8 million, which was primarily due to new product sales together with an increase in the volume of established products to our two largest customers.

Gross Profit

	Fiscal 2002	Fiscal 2001
	(Dollars in Thousands)
Gross Profit	$10,969	$8,188

As a Percentage of Net Sales	22%	19%

Sales increases in both our private label contract manufacturing business and our direct-to consumer marketing program favorably impacted our gross profit in fiscal 2002. Our direct and indirect manufacturing expenses were 24% of net sales in fiscal 2002 and 28% of net sales in fiscal 2001. This reduction was due to improved internal process controls and increased efficiency.

Our material and packaging costs as a percentage of net sales were relatively steady at 53.7% ($26.9 million) in fiscal 2002 and 52.7% ($22.2 million) in fiscal 2001. Material contribution margins decreased in fiscal 2002 due to material costs for our packaged powder products. Excluding the packaged powder products, material costs as a percentage of net sales would have improved 4% due to our cost reduction efforts.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $10.7 million (21% of net sales) in fiscal 2002 and $8.8 million (21% of net sales) in fiscal 2001. The increase in absolute dollar terms in fiscal 2002 was primarily due to incremental spending for our direct-to-consumer marketing program of $1.7 million, and spending of $350,000 to reorganize our manufacturing and sales organizations. In addition, lower than expected performance by our former third party provider of direct-to-consumer call and fulfillment services resulted in significantly higher processing and customer service costs. We replaced the third party provider in December 2001 and began an aggressive campaign to improve customer service. This resulted in additional charges of approximately $500,000. The start-up costs of our direct-to-consumer call and fulfillment center were approximately $267,000.

Total operating expenses were comparable in absolute dollar terms at approximately $10.7 million in fiscal 2002 and $10.4 million in fiscal 2001. Operating expenses in fiscal 2001 included a charge of $1.5 million. This charge reflected a write down for intangible assets and additional expenses associated with our attempt to commercialize the software we obtained from our FitnessAge and Custom Nutrition ventures.

Income (Loss) from Operations

Our income from operations was $285,000 in fiscal 2002. In fiscal 2001, we suffered a loss of $2.2 million. The improvement in our income from operations was primarily due to the increase in gross profit of $2.8 million in fiscal 2002 and the intangible asset impairment charge of $1.5 million recorded in 2001.

Other income

We received proceeds from the settlement of claims associated with the vitamin antitrust litigation of $3.4 million in fiscal 2002 and $298,000 in fiscal 2001.

Income Taxes

Our income tax expense for fiscal 2001 was $2.4 million, resulting from the establishment of a valuation allowance on our net deferred tax assets. In fiscal 2002, federal tax legislation was passed allowing companies to carryback net operating losses for five years. This resulted in recognition of a $701,000 income tax refund receivable, which was included as an income tax benefit in our consolidated statement of operations for the year ended June 30, 2002.

Net Income (Loss)

Our net income was $3.9 million ($0.67 per share) in fiscal 2002. In fiscal 2001, we suffered a net loss of $4.9 million ($0.85 per share). The improvement in our net income was due to improved operating results, the vitamin antitrust litigation settlement, and the income tax benefit described above.

Liquidity and Capital Resources

Our working capital increased substantially in fiscal 2003 to $12.3 million at June 30, 2003 versus $8.7 million at June 30, 2002. Cash and cash equivalents increased $4.8 million as a result of the new credit facility, as discussed below, collection of the income tax refund of $701,000 and cash generated from operations. The new credit facility provided a $1.3 million increase in our cash position and freed up $1.5 million of cash previously restricted as collateral for the prior line of credit. Accounts receivable increased $2.1 million due to higher net sales in the fourth quarter of fiscal 2003 as compared with the same period in the prior fiscal year and an increase in days sales outstanding. Accounts payable as a percentage of inventory was 64% at June 30, 2003 versus 52% at June 30, 2002 due to timing of payments.

Approximately 47% of our operating cash flow was generated by NAIE in fiscal 2003. There are currently no material restrictions on the transfer of these funds within the Company.

Capital expenditures for fiscal 2003 were approximately $977,000. These expenditures were for investments in our continuing development of the Swiss manufacturing facility of approximately $222,000 and domestic manufacturing and information system improvements of approximately $755,000. The domestic capital expenditures were primarily for improving our finished goods packaging operation. We plan on increasing capital expenditures in fiscal 2004 by greater than 50% to expand capacity in encapsulation and packaging operations.

Our consolidated debt increased to $3.0 million at June 30, 2003 from $2.2 million at June 30, 2002. Our consolidated debt of $3.0 million was comprised of a $748,000 term loan secured by a building and $2.2 million outstanding on the term loan included in our new credit facility. On October 25, 2002, we entered into a $6.5 million two-year credit facility. The facility includes a $4 million working capital line of credit and a $2.5 million term loan and is secured by all of our assets. The working capital line of credit is subject to eligibility requirements for current accounts receivable and inventory balances. As of June 30, 2003, we had $4.0 million available under the line of credit. The interest rate on the line of credit and the term loan is prime plus 0.5%. This new facility replaced our previous $2.5 million line of credit that expired on October 31, 2002 and refinanced a $1.2 million outstanding term note.

In fiscal 2004 we plan on funding normal working capital needs, capital expenditures and debt payments using cash flow from operations.

On June 24, 2003 we purchased option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The option contracts had a notional amount of $1.5 million and a purchase price of $16,100. The premium associated with each option contract is amortized on a straight-line basis over the term of the option, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of good sold. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. At June 30, 2003, the value of the purchased options of $16,100 was included in other current assets in the consolidated financial statements. There are no other derivative financial instruments at June 30, 2003.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor do we have any transactions, arrangements or relationships with any special purposes entities.

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at June 30, 2003 (dollars in thousands).

Contractual Obligations	Total	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter
Long-term Debt	$2,956	$570	$1,784	$83	$90	$97	$332

Operating Lease	5,837	1,024	980	972	943	952	966

Total Obligations	$8,793	$1,594	$2,764	$1,055	$1,033	$1,049	$1,298

Inflation

We do not believe that inflation or changing prices have had a material impact on our historical operations or profitability.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 is applicable to guarantees issued or modified after December 31, 2002. FIN 45 expands the existing disclosure required for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also requires a company to recognize an initial liability for the fair market value of the obligations it assumes under that guarantee upon issuance and disclosure of certain information about the guarantee in its interim and annual financial statements. We do not expect this interpretation to have a significant impact on our financial condition or results of operations.

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure and amendment of FASB Statement No. 123.” SFAS 148 is effective for fiscal years ending after December 15, 2002. SFAS 148 provides an alternative method of transition for an entity that voluntarily changes accounting for its stock-based employee compensation to the fair value method. In addition, SFAS 148 changes the disclosure provisions to provide more prominent disclosures about the effects on reported net income with respect to stock-based employee compensation and adds additional disclosures relating to stock-based employee compensation for interim financial information. We have made the required disclosures in the notes to our consolidated financial statements. However, we do not plan to change the accounting for our employee stock-based compensation at this time.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 is effective for variable interest entities created after January 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We do not expect this interpretation to have a significant impact on our financial condition or results of operations.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, and (3) amends the definition of underlying to conform it to language used in FIN 45. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We do not expect this interpretation to have a significant impact on our financial condition or results of operations.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect this interpretation to have a significant impact on our financial condition or results of operations.

Risks

You should carefully consider the risks described below, as well as the other information in this report, when evaluating our business and future prospects. If any of the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

Because we derive a significant portion of our revenues from a limited number of customers, our revenues would be adversely affected by the loss of a major customer.

We have in the past, and expect to continue in the near future, to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2003, sales to one customer, NSA International, Inc., were approximately 43% of our total net sales. Our second largest customer was Mannatech Incorporated, which accounted for approximately 27% of our net sales. The loss of either of these customers or other major customers, or a significant decrease in sales to these customers, would materially affect our financial condition and results of operations.

Our operating results will vary and there is no guarantee that we will earn a profit. Fluctuations in our operating results may adversely affect the share price of our common stock.

While our net sales and income from operations have both improved during the past two fiscal years, there can be no assurance that they will continue to improve, or that we will earn a profit in any given year. We have experienced losses in the recent past and may incur losses in the future. Our operating results may fluctuate from year to year due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. Fluctuations in our operating results may adversely affect the share price of our common stock.

A significant or prolonged economic downturn could have a material adverse effect on our results of operations.

Our results of operations are affected by the level of business activity of our customers, which in turn is affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private label contract manufacturing customers, as well as for our direct-to-consumer products. A decline in consumer demand and the level of business activity of our customers due to economic conditions could have a material adverse effect on our revenues and profit margins.

Because our direct-to-consumer sales rely on the marketability of key personalities, the inability of a key personality to perform his or her role or the existence of negative publicity surrounding a key personality may adversely affect our revenues.

Our direct-to-consumer products have been a growing part of our business. For the fiscal year ended June 30, 2003, our direct-to-consumer products accounted for 18% of our net sales. These products are marketed with a key personality through a variety of distribution channels. The inability or failure of a key personality to fulfill his or her role as a spokesperson for a product, a reduction in the exposure of a key personality or negative publicity about a key personality may adversely affect the sales of our product associated with that personality and could affect the sale of other products. A decline in sales would negatively affect our results of operations and financial condition.

Our industry is highly competitive and we may be unable to compete effectively. Increased competition could adversely affect our financial condition.

The market for our products is highly competitive. Many of our competitors are substantially larger and have greater financial resources and broader name recognition than we do. Our larger competitors may be able to devote greater resources to research and development, marketing and other activities that could provide them with a competitive advantage. Our market has relatively low entry barriers and is highly sensitive to the introduction of new products that may rapidly capture a significant market share. Increased competition could result in price reductions, reduced gross profit margins or loss of market share, any of which could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to compete in this intensely competitive environment.

We may not be able to raise additional capital or obtain additional financing if needed.

Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. Although we obtained a new $6.5 million two-year line of credit in October 2002, there can be no assurance that this line of credit will be sufficient to meet our needs. Furthermore, if we fail to maintain certain loan covenants we will no longer have access to the credit line. As a result, we may need to raise additional capital or obtain additional financing.

In recent years, it has been difficult for companies to raise capital due to a variety of factors including the overall poor performance of the stock markets and the economic slowdown in the United States and other countries. Thus, there is no assurance we would be able to raise additional capital if needed. To the extent we do raise additional capital, the ownership position of existing shareholders could be diluted. Similarly, there can be no assurance that additional financing will be available if needed or that it will be available on favorable terms. Our inability to raise additional capital or to obtain additional financing if needed would negatively affect our ability to implement our business strategies and meet our goals. This, in turn, would adversely affect our financial condition and results of operations.

The failure of our suppliers to supply materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

We buy our raw materials from a limited number of suppliers. During fiscal 2003, Carrington Laboratories Incorporated was our largest supplier, accounting for 35% of our total raw material purchases. The loss of Carrington Laboratories Incorporated or other major supplier could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for our products, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations.

There can be no assurance that suppliers will provide the raw materials needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes by supplier employees, and natural disasters or other catastrophic events.

We rely solely on one supplier to process certain raw materials that we use in the product line of our largest customer. The loss of or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

Our business is subject to the effects of adverse publicity, which could negatively affect our sales and revenues.

Our business can be affected by adverse publicity or negative public perception about our industry, our competitors, or our business generally. This adverse publicity may include publicity about the nutritional supplements industry generally, the safety and quality of nutritional supplements and personal care products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors. There can be no assurance that we will be able to avoid any adverse publicity or negative public perception in the future. Any adverse publicity or negative public perception will likely have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations also could be adversely affected if any of our products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated health consequences.

We could be exposed to product liability claims or other litigation, which may be costly and could materially adversely affect our operations.

We could face financial liability due to product liability claims if the use of our products results in significant loss or injury. Additionally, the manufacture and sale of our products involves the risk of injury to consumers from tampering by unauthorized third parties or product contamination. We could be exposed to future product liability claims that, among others: our products contain contaminants; we provide consumers with inadequate instructions about product use; or we provide inadequate warning about side effects or interactions of our products with other substances.

We maintain product liability insurance coverage, including primary product liability and excess liability coverage. The cost of this coverage has increased dramatically in recent years, while the availability of adequate insurance coverage has decreased. There can be no assurance that product liability insurance will continue to be available at an economically reasonable cost or that our insurance will be adequate to cover any liability we may incur. Additionally, it is possible that one or more of our insurers could exclude from our coverage certain ingredients used in our products. In such event, we may have to stop using those ingredients or rely on indemnification or similar arrangements with our customers who wish to continue to include those ingredients in their products. A substantial increase in our product liability risk or the loss of customers or product lines could have a material adverse effect on our results of operations and financial condition.

As we continue to expand into markets outside the United States our business becomes increasingly subject to political and economic risks in those markets, which could adversely affect our business.

Our future growth may depend, in part, on our ability to continue to expand into markets outside the United States. There can be no assurance that we will be able to expand our presence in our existing markets outside the United States, enter new markets on a timely basis, or that new markets outside the United States will be profitable. There are significant regulatory and legal barriers in markets outside the United States that we must overcome. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Our sales and operations outside the United States are subject to political, economic and social uncertainties including, among others:

•	changes and limits in import and export controls;

•	increases in custom duties and tariffs;

•	changes in government regulations and laws;

•	coordination of geographically separated locations;

•	absence in some jurisdictions of effective laws to protect our intellectual property rights;

•	changes in currency exchange rates;

•	economic and political instability; and

•	currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

Any changes related to these and other factors could adversely affect our business, profitability and growth prospects. As we continue to expand into markets outside the United States, these and other risks associated with operations outside the United States are likely to increase.

Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets and could increase our costs.

The manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and in other countries. Failure to comply with FDA regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by the FDA could materially adversely affect our ability to successfully market our products. In addition, if the FTC has reason to believe the law is being violated (for example, if it believes we do not possess adequate substantiation for product claims), it can initiate an enforcement action. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by the FTC could materially adversely affect our ability to successfully market our products.

In markets outside the United States, before commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. Furthermore, the regulations of these countries may conflict with those in the United States and with each other. The sale of our products in Europe is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the union. The cost of complying with these various and potentially conflicting regulations can be substantial and can adversely affect our results of operations.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if adopted, would have on our business. They could include requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our operations.

If we are unable to attract and retain qualified management personnel, our business will suffer.

Our executive officers and other management personnel are primarily responsible for our day-to-day operations. We believe our success depends largely on our ability to attract, maintain and motivate highly qualified management personnel. Competition for qualified individuals can be intense, and we may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. We employed the majority of our current executive officers in fiscal 2002 and 2001. Our inability to retain a skilled professional management team could adversely affect our ability to successfully execute our business strategy and achieve our goals.

Our manufacturing activity is subject to certain risks.

We currently manufacture the vast majority of our products at our manufacturing facilities in California. As a result, we are dependent on the uninterrupted and efficient operation of that facility. Our manufacturing operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of governmental agencies, including the FDA. While we maintain business interruption insurance, there can be no assurance that the occurrence of these or any other operational problems at our facilities in California or at NAIE’s facility in Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance that our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations.

We may be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others.

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, tradenames and similar intellectual property. There can be no assurance that we will be able to protect our intellectual property adequately. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Litigation in the United States or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. This litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operation and financial condition. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

Collectively, our officers and directors own a significant amount of our common stock, giving them influence over corporate transactions and other matters and potentially limiting the influence of other shareholders on important policy and management issues.

Our officers and directors, together with their families and affiliates, beneficially owned approximately 24.2% of our outstanding shares of common stock as of June 30, 2003. As a result, our officers and directors could influence such business matters as the election of directors and approval of significant corporate transactions. Various transactions could be delayed, deferred or prevented without the approval of shareholders, including:

•	transactions resulting in a change in control;

•	mergers and acquisitions;

•	tender offers;

•	election of directors; and

•	proxy contests.

There can be no assurance that conflicts of interest will not arise with respect to the officers and directors who own shares of our common stock or that conflicts will be resolved in a manner favorable to us or our other shareholders.

If certain provisions of our Certificate of Incorporation, Bylaws and Delaware law are triggered, the future price investors might be willing to pay for our common stock could be limited.

Certain provisions in our Certificate of Incorporation, Bylaws and Delaware corporate law help discourage unsolicited proposals to acquire our business, even if the proposal benefits our shareholders. Our Board of Directors is authorized, without shareholder approval, to issue up to 500,000 shares of preferred stock having such rights, preferences, and privileges, including voting rights, as the board designates. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Any or all of these provisions could delay, deter or prevent a takeover of our company and could limit the price investors are willing to pay for our common stock.

Our stock price could fluctuate significantly.

Our stock price has been volatile in recent years. The trading price of our stock could be subject to fluctuations in response to:

•	broad market fluctuations and general economic conditions;

•	fluctuations in our financial results;

•	future offerings of our common stock or other securities;

•	the general condition of the nutritional supplement industry;

•	increased competition;

•	regulatory action;

•	adverse publicity; and

•	product and other public announcements.

The stock market has historically experienced significant price and volume fluctuations. There can be no assurance that an active market in our stock will continue to exist or that the price of our common stock will not decline. Our future operating results may be below the expectations of securities analysts and investors. If this were to occur, the price of our common stock would likely decline, perhaps substantially.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We generally do not engage in trading market risk sensitive instruments and do not buy investments as hedges or for purposes other than trading that are likely to expose us to certain types of market risk, including interest rate, commodity price, or equity price risk. We may, however, buy certain investments to hedge our foreign currency exchange rate exposures.

We are exposed to interest rate risk in connection with our credit facility established on October 25, 2002. As of June 30, 2003 the credit facility was $2.2 million of our total outstanding debt. The interest rate on the credit facility is equal to prime plus 0.5%, and was 4.5% as of June 30, 2003. The remaining outstanding debt of $748,000 at June 30, 2003 has a fixed interest rate. An immediate adverse change of one hundred basis points in interest rates would increase our annual interest expense by $13,000. Interest rates have been at or near historic lows in recent years. There can be no guarantee that interest rates will not rise. Any increase in interest rates may adversely affect our results of operations and financial condition.

We are also exposed to changes in currency exchange rates as measured against the United States dollar. To the extent our business continues to expand outside the United States, an increasing share of our net sales and cost of sales will be transacted in currencies other than the United States dollar. Accounting practices require that our non-United States dollar denominated transactions be converted to United States dollars for reporting purposes. Consequently, our reported net earnings may be significantly effected by fluctuations in currency exchange rates. When the United States dollar strengthens against currencies in which products are sold or weakens against currencies in which we incur costs, net sales and costs could be adversely effected.

We are exposed to the risk of fluctuation in the exchange rate between the Swiss Franc and the United States dollar given NAIE’s operations in Switzerland, and between the Euro and the United States dollar as NSA International, Inc., our largest customer, pays NAIE in Euros. On June 30, 2003, the Swiss Franc closed at 1.35 to 1 United States dollar and the Euro closed at 0.87 to 1 U.S. Dollar. A 10% adverse change to the exchange rate between both the Swiss Franc and the United States dollar and the Euro and the United States dollar would have decreased our earnings by $489,000.

Our goal in managing foreign currency risk is to help provide reasonable certainty to the functional currency value of foreign currency cash flows and to help stabilize the value of non-United States dollar denominated earnings. To hedge our foreign currency risk, we may enter into forward exchange contracts, foreign currency borrowing, and option contracts.

On June 24, 2003 we purchased option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The option contracts had a notional amount of $1.5 million and a purchase price of $16,100. The options allow us to sell $227,273 Euros a month for a period of six months at an exchange rate of 1.10 to 1 United Sates dollar. The premium associated with each option contract is amortized on a straight-line basis over the term of the option, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts.

We have not entered into any forward or futures contracts or any swaps and we do not use any financial instruments to manage our exposure to markets risks, other than foreign currency exchange rate risks as described above.

We cannot predict with any certainty our future exposure to fluctuations in interest rates, foreign currency exchange rates or other market risks or the impact, if any, such fluctuations may have on our future business, product pricing, consolidated financial condition, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed under Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

San Diego, California

August 1, 2003

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$5,482	$640
Restricted cash	—	1,500
Accounts receivable—less allowance for doubtful accounts of $27 at June 30, 2003 and $105 at June 30, 2002	5,668	3,536
Inventories, net	7,845	7,871
Income tax refund receivable	—	701
Other current assets	766	604

Total current assets	19,761	14,852

Property and equipment, net	10,820	12,439

Other assets:
Related party notes receivable	25	118
Other noncurrent assets, net	118	101

Total other assets	143	219

Total assets	$30,724	$27,510

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,001	$4,112
Accrued liabilities	1,106	815
Accrued compensation and employee benefits	717	482
Income taxes payable	46	131
Current portion of long-term debt	570	587

Total current liabilities	7,440	6,127

Long-term debt, less current portion	2,386	1,576
Long-term pension liability	121	199

Total liabilities	9,947	7,902

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 8,000,000 shares authorized, issued and outstanding 6,087,532 at June 30, 2003 and 6,073,179 at June 30, 2002	61	61
Additional paid-in capital	11,426	11,362
Retained earnings	10,593	9,488
Treasury stock, at cost, 272,400 shares at June 30, 2003 and 2002, respectively	(1,303)	(1,303)

Total stockholders’ equity	20,777	19,608

Total liabilities and stockholders’ equity	$30,724	$27,510

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income (Loss)

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2003	2002	2001
Net sales	$55,962	$50,037	$42,158
Cost of goods sold	42,781	39,068	33,970

Gross profit	13,181	10,969	8,188

Selling, general & administrative expenses	12,012	10,684	8,848

Loss on impairment of intangible assets acquired	—	—	1,544

Income (loss) from operations	1,169	285	(2,204)

Other income (expense):
Interest income	57	16	92
Interest expense	(252)	(665)	(755)
Equity in loss of unconsolidated joint venture	—	—	(38)
Foreign exchange gain (loss)	12	(68)	15
Proceeds from vitamin antitrust litigation	225	3,410	298
Other, net	(59)	259	73

	(17)	2,952	(315)

Income (loss) before income taxes	1,152	3,237	(2,519)

Provision for (benefit from) income taxes	47	(642)	2,370

Net income (loss)	$1,105	$3,879	$(4,889)

Unrealized loss on investments	—	—	(28)

Comprehensive income (loss)	$1,105	$3,879	$(4,917)

Net income (loss) per common share:
Basic	$0.19	$0.67	$(0.85)

Diluted	$0.18	$0.67	$(0.85)

Weighted average common shares outstanding:
Basic shares	5,809,140	5,787,712	5,769,585
Diluted shares	6,021,155	5,798,453	5,769,585

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount
Balance, June 30, 2000	6,024,380	$60	$11,272	$10,498	$(1,283)	$(61)	$20,486
Issuance of common stock for employee stock purchase plan	23,726	—	35	—	—	—	35
Net unrealized loss on investments	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	(4,889)	—	—	(4,889)

Balance, June 30, 2001	6,048,106	60	11,307	5,609	(1,283)	(89)	15,604
Issuance of common stock for employee stock purchase plan and stock option exercises	25,073	1	53	—	—	—	54
Treasury stock purchased	—	—	—	—	(20)	—	(20)
Compensation expense related to stock options granted to employees	—	—	2	—	—	—	2
Net realized loss on disposal of investments	—	—	—	—	—	89	89
Net income	—	—	—	3,879	—	—	3,879

Balance, June 30, 2002	6,073,179	61	11,362	9,488	(1,303)	—	19,608
Issuance of common stock for employee stock purchase plan and stock option exercises	14,353	—	33	—	—	—	33
Compensation expense related to stock options granted to employees	—	—	31	—	—	—	31
Net income	—	—	—	1,105	—	—	1,105

Balance, June 30, 2003	6,087,532	$61	$11,426	$10,593	$(1,303)	$—	$20,777

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$1,105	$3,879	$(4,889)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible accounts receivable	(46)	(58)	286
Write-off of notes receivable	—	—	89
Depreciation and amortization	2,477	2,407	2,487
Impairment charge on intangible assets	—	—	1,216
Deferred income taxes	—	—	2,293
Non-cash compensation	31	2	—
Pension expense, net of contributions	(78)	(26)	(192)
(Gain) loss on disposal of assets	10	(54)	32
Loss on investments	—	89	37
Loss on abandonment of leased facility, net of amounts paid	—	—	(50)
Changes in operating assets and liabilities:
Accounts receivable	(2,086)	(147)	373
Inventories	26	(1,670)	1,426
Tax refund receivable	701	(701)	1,500
Other assets	(175)	83	41
Accounts payable and accrued liabilities	1,180	778	(302)
Income taxes payable	(85)	59	72
Accrued compensation and employee benefits	235	162	(35)

Net cash provided by operating activities	3,295	4,803	4,384

Cash flows from investing activities
Proceeds from sale of property and equipment	109	82	—
Capital expenditures	(977)	(1,076)	(960)
Issuance of notes receivable	—	—	(100)
Repayment of notes receivable	89	313	17
Increase in intangible assets	—	—	(11)

Net cash used in investing activities	(779)	(681)	(1,054)

Cash flows from financing activities
Net payments on lines of credit	—	(242)	(2,561)
Borrowings on long-term debt and capital leases	2,500	—	1,708
Payments on long-term debt and capital leases	(1,707)	(2,293)	(2,828)
Increase (decrease) in restricted cash	1,500	(1,500)	—
Issuance of common stock	33	54	35

Net cash provided by (used in) financing activities	2,326	(3,981)	(3,646)

Net increase (decrease) in cash and cash equivalents	4,842	141	(316)
Cash and cash equivalents at beginning of year	640	499	815

Cash and cash equivalents at end of year	$5,482	$640	$499

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$252	$394	$676
Income taxes refunded	—	—	(1,497)

Disclosure of non-cash activities:
Net unrealized losses on investments	$—	$—	$(28)

Supplemental schedule of non-cash activities
Related party notes receivable	$—	$20	$855
Investments	—	—	150
Accounts receivable	—	—	107
Inventory	—	—	64
Accounts payable	—	—	29

	$—	$20	$1,205

See accompanying notes to consolidated financial statements.

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

International Subsidiary

On January 22, 1999, Natural Alternatives International Europe, S.A. (NAIE), was formed as a wholly-owned subsidiary of the Company, based in Manno, Switzerland, which is adjacent to the city of Lugano. In September 1999, NAIE opened its new manufacturing facility to provide manufacturing capability in encapsulation and tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration. Upon formation, NAIE obtained from the Swiss tax authorities a five-year federal and cantonal income tax holiday ending in fiscal 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of Natural Alternatives International, Inc. and its wholly-owned subsidiary, NAIE. All significant intercompany accounts and transactions have been eliminated. The functional currency of the Company’s foreign subsidiary is the United States dollar. The financial statements of the subsidiary have been translated at either current or historical exchange rates, as appropriate, with gains and losses included in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market (net realizable value). Such costs include raw materials, labor and manufacturing overhead.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, generally ranging from 1 to 39 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the improvement or the expected term of the lease. Maintenance and repairs are expensed as incurred. Significant expenditures that increase economic useful lives are capitalized.

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” or SAB 101. SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. Revenue is recognized upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery are deferred until the shipment has been delivered.

Cost of Goods Sold

Cost of goods sold includes raw material, labor and manufacturing overhead.

Research and Development Costs

Research and development costs are expensed when incurred and were $1.7 million, $821,000 and $718,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended June 30, 2003, 2002 and 2001, the Company incurred and expensed advertising costs in the amounts of $1.5 million, $679,000 and $501,000, respectively. These costs are included in selling, general and administrative expenses in the accompanying statements of operations.

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

Stock Option Plans

The Company has in effect stock option plans under which non-qualified and incentive stock options have been granted to employees and non-employee directors. The Company also has in effect an employee stock purchase plan. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company has adopted the disclosure-only alternative of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”).

Pro forma information regarding net income and net income per share is required and has been determined as if the Company had accounted for its stock-based awards under the fair value method, instead of the guidelines provided by APB 25. The fair value of the awards was estimated at the date of grant using Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected life and stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

The per share fair value of options granted in connection with stock option plans and rights granted in connection with employee stock purchase plans reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plans
	Fiscal Years Ended June 30,			Fiscal Years Ended June 30,
	2003	2002	2001	2003	2002	2001
Expected life (years)	4.0–6.0	4.0–9.0	4.0	0.5	0.5	0.5
Risk-free interest rate	4.0%	4.4%	6.0%	1.5%	2.7%	5.8%
Volatility	71%	53%	52%	71%	53%	52%
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted average fair value	$1.75	$1.45	$2.17	$1.10	$0.62	$0.53

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows:

	2003	2002	2001
	(Dollars in thousands, except per share data)
Net income (loss)—as reported	$1,105	$3,879	$(4,889)
Plus: Reported stock-based compensation	31	2	—
Less: Fair value stock-based compensation	(299)	(153)	(117)

Net income (loss)—pro forma	$837	$3,728	$(5,006)

Reported basic net income (loss) per share	$0.19	$0.67	$(0.85)

Pro forma basic net income (loss) per share	$0.14	$0.64	$(0.87)

Reported diluted net income (loss) per share	$0.18	$0.67	$(0.85)

Pro forma diluted net income (loss) per share	$0.14	$0.64	$(0.87)

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, line of credit and note payable approximates fair value due to the relatively short maturity of such instruments. The carrying amounts for long-term debt approximate fair value as the interest rates and terms are comparable to rates and terms that could be obtained currently for similar instruments.

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

	For the Years Ended June 30,
	2003	2002	2001
	(Dollars in thousands, except share and per share data)
Numerator
Net income (loss)	$1,105	$3,879	$(4,889)

Denominator
Basic weighted average common shares outstanding	5,809,140	5,787,712	5,769,585
Dilutive effect of stock options	212,015	10,741	—

Diluted weighted average common shares outstanding	6,021,155	5,798,453	5,769,585

Basic net income (loss) per share	$0.19	$0.67	$(0.85)

Diluted net income (loss) per share	$0.18	$0.67	$(0.85)

For the years ended June 30, 2003, 2002 and 2001, shares related to stock options of 73,750, 137,000 and 524,400, respectively, were excluded from the calculation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with the Company’s largest customers. These customers’ receivable balances collectively represent 74% of gross accounts receivable at June 30, 2003 and 71% at June 30, 2002. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising the Company’s remaining customer base.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

B. Inventories

Inventories, net are comprised of the following at June 30:

	2003	2002
	(Dollars in thousands)
Raw materials	$4,208	$4,631
Work in progress	2,408	1,754
Finished goods	1,229	1,486

	$7,845	$7,871

C. Property and Equipment

The following is a summary of property and equipment at June 30:

	Life Used for Depreciation	2003	2002
		(Dollars in thousands)
Land	NA	$393	$393
Building and building improvements	5 - 39 years	3,288	3,279
Machinery and equipment	3 - 15 years	15,623	15,517
Office equipment and furniture	5 - 7 years	3,995	4,054
Vehicles	3 years	207	197
Leasehold improvements	1 - 10 years	4,397	4,230

Total property and equipment		27,903	27,670
Less accumulated depreciation and amortization		(17,083)	(15,231)

Property and equipment, net		$10,820	$12,439

D. Debt

Effective July 1, 2002, the Company and its lender amended the existing working capital line of credit agreement. The terms of the amended agreement provided for maximum borrowings of $2.5 million at prime plus 0.5%. The amended agreement required the Company to maintain a minimum cash balance of $1.5 million with the secured creditor. The minimum cash balance requirement is reflected as restricted cash in the accompanying balance sheet as of June 30, 2002.

On October 25, 2002, the Company entered into a new $6.5 million two-year credit facility. The facility is comprised of a $4 million working capital line of credit and a $2.5 million term loan and is secured by all of the Company’s assets. The working capital line of credit is subject to eligibility requirements for current accounts receivable and inventory balances. As of June 30, 2003 the Company had $4.0 million available under the line of credit. The interest rate on the line of credit and term loan is prime plus 0.5%. The new facility replaced the $2.5 million line of credit that expired on October 31, 2002, and refinanced the $1.2 million outstanding term note. The new credit facility provided a $1.3 million increase in the Company’s cash position, released $1.5 million of cash previously restricted as collateral for the prior line of credit and provided an additional $1.5 million of borrowing capacity. As of June 30, 2003 the outstanding amount on the term loan was $2.2 million.

On May 2, 1996, the Company entered into a term loan agreement for $1.1 million, secured by a building, at an annual interest rate of 8.25%. The loan is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of June 30, 2003 the outstanding amount was $748,000.

On November 9, 1999, the Company entered into a term loan agreement for $2.5 million, secured by equipment, at an annual interest rate of 9.2%. The loan had a five-year term that provided for principal and interest payable in monthly installments of $52,000. The loan was paid in full on October 31, 2002 as part of the new credit facility.

The composite interest rate on all outstanding debt at June 30, 2003 and 2002 was 7.31 % and 8.84%, respectively.

Aggregate amounts of long-term debt maturities as of June 30, 2003 were as follows (dollars in thousands):

2004	$570
2005	1,784
2006	83
2007	90
2008	97
Thereafter	332

$2,956

E. Income Taxes

The provision (benefit) for income taxes for the years ended June 30 consisted of the following:

	2003	2002	2001
	(Dollars in thousands)
Current:
Federal	$—	$(701)	$—
State	—	—	—
Foreign	47	59	—

	47	(642)	—

Deferred:
Federal	(372)	2,357	1,992
State	(163)	20	378
Foreign	—	—	—
Change in valuation allowance	535	(2,377)	—

	—	—	2,370

Provision (benefit) for income taxes	$47	$(642)	$2,370

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows:

	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$8	$29
Accrued vacation expense	131	88
Tax credit carryforward	524	439
Allowance for inventories	253	517
Other, net	45	117
Net operating loss carryforward	1,482	1,439

Total gross deferred tax assets	$2,443	$2,629
Deferred tax liabilities:
Accumulated depreciation and amortization	(812)	(1,532)

Deferred tax liabilities	(812)	(1,532)

Deferred tax asset	1,631	1,097

Valuation allowance	(1,631)	(1,097)

Net deferred tax assets	$—	$—

At June 30, 2003, the Company had federal and state tax net operating loss carry forwards of approximately $3,500,000 and $5,100,000, respectively. The federal and state tax loss carryforwards will begin to expire in 2020 and 2007, respectively, unless previously utilized.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating losses and the uncertainty regarding sufficient near term taxable income, management believes that this evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets. Therefore, a full valuation allowance of $1.6 million and $1.1 million was established in the years ended June 30, 2003 and 2002, respectively.

NAIE obtained from the Swiss tax authorities a five year federal and local income tax holiday ending in fiscal 2005. NAIE had net income of $768,000 for the year ended June 30, 2003.

A reconciliation of income taxes computed by applying the statutory federal income tax rate of 34% to earnings before income taxes for the year ended June 30 is as follows:

	2003	2002	2001
	(Dollars in thousands)
Income taxes (benefit) computed at statutory federal income tax rate	$392	$1,101	$(857)
State income taxes (benefit), net of federal income tax benefit (expense)	67	128	(101)
Net operating loss carryback refund	—	(701)	—
Increase (decrease) in valuation allowance	534	(863)	3,355
Expenses not deductible for tax purposes	12	3	70
Foreign tax holiday	(228)	(356)	(442)
Increase in beginning balance of net deferred tax assets	(668)
Other	(62)	46	345

Income taxes (benefit) as reported	$47	$(642)	$2,370

Effective tax rate	4.1%	(19.8)%	94.1%

F. Employee Benefit Plans

The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. The Company may make contributions to the plan at the discretion of its Board of Directors. Effective July 1, 2001, the plan was amended to require the Company to match one half of the first 6% of a participant’s compensation contributed to the plan. The total contributions under the plan charged to operations totaled $79,000, $73,000, and $-0- for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

The Company has a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. The Company recognizes the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed for these benefits totaled $492,000, $342,000 and $271,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

In December 1999, the Company adopted an employee stock purchase plan that provides for the issuance of up to 150,000 shares of the Company’s common stock. The plan is intended to qualify under Section 423 of the Internal Revenue Code and is for the benefit of qualifying employees, as designated by the Human Resource Committee of the Board of Directors. Under the terms of the plan, participating employees are eligible to have a maximum of 15% of their compensation withheld through payroll deductions to purchase shares of common stock at the lower of 85% of (i) the fair market value at the beginning of each offering period or (ii) the fair market value on predetermined dates. As of June 30, 2003, 72,881 shares of common stock were issued pursuant to this plan.

The Company sponsors a defined benefit pension plan, which provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 21, 1999, the Company adopted an amendment to freeze benefit accruals to the participants. At June 30, 2003, the amortized portion of the unfunded accrued liability for prior service cost, using a 30-year funding period, was approximately $121,000. This amount was accrued. The Company’s policy is to fund the net pension cost accrued. However, the Company will not contribute an amount less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or more than the maximum tax-deductible amount.

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in the Company’s consolidated balance sheets at June 30:

	2003	2002
	(Dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,033	$978
Interest cost	67	63
Actuarial loss	3	8
Benefits paid	(1)	(16)

Benefit obligation at end of year	$1,102	$1,033

Change in Plan Assets
Fair value of plan assets at beginning of year	$857	$768
Actual return on plan assets	1	84
Employer contributions	80	21
Benefits paid	(1)	(16)

Fair value of plan assets at end of year	$937	$857

Reconciliation of Funded Status
Benefit obligation in excess of fair value of plan assets	$(165)	$(176)
Unrecognized net actuarial loss (gain)	44	(23)

Accrued benefit cost	$(121)	$(199)

Additional Minimum Liability Disclosures
Accrued benefit liability	$(165)	$(176)

Net Periodic Benefit Cost

The defined benefit pension plan’s net periodic benefit cost for the fiscal years ending June 30 includes the following components:

	2003	2002	2001
	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Interest cost	$67	$63	$68
Expected return on plan assets	(64)	(68)	(58)
Recognized net actuarial gain	—	—	(6)
Effect of special events (curtailment)	—	—	4

Net periodic benefit cost (income)	$3	$(5)	$8

Assumption and Method Disclosures

	2003	2002	2001
Discount rate	6.50%	6.50%	6.50%

Expected long term rate of return	7.50%	7.50%	7.50%

Amortization method	Straight-line	Straight-line	Straight-line

G. Stockholders’ Equity

Treasury Stock

In February 1999, the Board of Directors approved a repurchase program of up to 500,000 shares of the Company’s common stock. As of June 30, 2003, 272,400 shares were repurchased under this program.

Stock Option Plans

Effective June 5, 1992, the Company adopted the 1992 Incentive Stock Option Plan for which 500,000 shares of common stock have been reserved for issuance to officers, directors, and key employees of the Company. The plan provides that no option may be granted at an exercise price less than the fair market value of the common stock of the Company on the date of grant. The plan terminated on May 14, 2002.

Effective December 9, 1994, the Board of Directors approved the 1994 Nonqualified Stock Option Plan for which 500,000 shares of common stock were reserved for issuance to officers, employees, and consultants of the Company. The plan was terminated April 24, 2003.

On October 30, 1998, and as amended March 11, 1999, the Board of Directors adopted the 1998 Outside Director Compensation Plan that provides non-employee directors an annual grant of nonqualified stock options. The Outside Director Compensation Plan was subsequently included with the 1999 Plan and ceased to exist as a separate stock option plan. Pursuant to the former Outside Director Compensation Plan and the 1999 Plan, each non-employee director receives an annual grant of a nonqualified stock option to purchase 10,000 shares on the first day of March of each fiscal year. Each such option has an exercise price equal to the fair market value on the date of grant, a five-year term, if issued under the Outside Director Compensation Plan, a ten-year term, if issued under the 1999 Plan and vests over three years providing the non-employee director remains willing to serve as a non-employee director of the Company.

At the Company’s Annual Meeting held on December 6, 1999, the Stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”). A total of 500,000 shares of common stock for issuance to officers, directors, employees, and consultants of the Company were reserved under the 1999 Plan. Under the terms of the 1999 Plan the aggregate number of shares of common stock that may be awarded is automatically increased on January 1st of each year, commencing January 1, 2000, by a number equal to the lesser of 2.5% of the total number of common shares then outstanding or 100,000 shares. The Plan increased by 100,000 common shares on January 1, 2000, 2001, 2002, and 2003, respectively. Grants under this Plan can be either Incentive Stock Options or Nonqualified Stock Options.

Stock options granted under the 1999 Plan have either a five or a ten-year term and become fully vested within three years of their grant date.

Stock option activity for the three years ending June 30, 2003 is as follows:

	1992 Incentive Plan	1998 Outside Director Plan	1999 Plan	Total All Plans	Weighted Average Exercise Price
Outstanding at June 30, 2000	173,000	20,000	120,000	313,000	5.18
Forfeited	(8,000)	—	(13,600)	(21,600)	5.17
Granted	—	—	233,000	233,000	2.17

Outstanding at June 30, 2001	165,000	20,000	339,400	524,400	3.84
Exercised	—	—	(6,104)	(6,104)	2.02
Forfeited	(80,000)	—	(186,296)	(266,296)	2.51
Granted	—	—	274,800	274,800	2.01

Outstanding at June 30, 2002	85,000	20,000	421,800	526,800	3.58
Exercised	—	—	(6,199)	(6,199)	2.17
Forfeited	(85,000)	—	(135,401)	(220,401)	5.57
Granted	—	—	285,000	285,000	3.08

Outstanding at June 30, 2003	—	20,000	565,200	585,200	2.60

Exercisable at June 30, 2003	—	20,000	196,773	216,773	2.45

Weighted-average remaining contractual life in years	—	0.7	5.28	5.13
Available for grant at June 30, 2003	—	—	334,800	334,800

During fiscal 2002, the Company granted options to purchase 90,000 shares to employees at an exercise price below the fair market value of the stock on the grant date. The Company recorded approximately $31,000 and $2,000 of compensation expense in fiscal 2003 and 2002 related to these option grants, respectively. As of June 30, 2003, the Company expects to record approximately $92,000 of compensation expense over the vesting period of the related stock options through fiscal 2005.

As of June 30, 2003, the range of stock option exercise prices was $1.80 to $5.75.

H. Commitments

The Company leases part of its main facilities under leases that are non-cancelable operating leases.

The Company entered into two lease agreements during fiscal year 1999 for adjacent buildings located in Vista, California. The facilities are leased from an unaffiliated third party and consist of a total of approximately 74,000 square feet. The lease for the first building commenced in August 1998 under a five-year lease agreement and consists of approximately 54,000 square feet to be utilized as a warehousing and blending facility. The lease for the second building commenced in March 1999 under a 3.5-year lease agreement for the rental of approximately 20,000 square feet to be utilized as a packaging facility. In June 2003 the Company exercised its option to extend the terms of the leases for both facilities for an additional five years ending June 2008.

NAIE leases facility space in Manno, a town adjacent to Lugano, Switzerland. The leased space totals approximately 22,000 square feet. The facilities are used primarily for the use of manufacturing, packaging and distribution of nutritional supplement products for the European marketplace. The Company entered into a five-year lease agreement in March 1999 for the initial space of 18,000 square feet, with the facility becoming fully operational for manufacturing operations in September 1999. The lease for an additional 4,000 square feet (the term of which is the same as the initial lease agreement) was completed in March 2001. In September 2003 the Company renewed the lease agreements for an additional seven years ending December 2010.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases, including the lease agreements referred to above, (with initial or remaining lease terms in excess of one year) are set forth below (dollars in thousands):

2004	$1,024
2005	980
2006	972
2007	943
2008	952
Thereafter	966

$5,837

Rental expense totaled $947,000, $818,000, and $780,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

I. Foreign Currency Instruments

On June 24, 2003 the Company purchased option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in the Company’s forecasted transactions denominated in Euros. The option contracts had a notional amount of $1.5 million and a purchase price of $16,100. The options allow the Company to sell $227,273 Euros a month for a period of six months at an exchange rate of 1.10 to 1 United Sates dollar. The premium associated with each option contract is amortized on a straight-line basis over the term of the option, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of good sold. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. At June 30, 2003, the value of the purchased options of $16,100 was included in other current assets in the consolidated financial statements.

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

During fiscal 1999, the Company made 6% interest-bearing loans of $20,000, secured by Company common stock, to the Vice President of Science and Technology, the former Vice President of Marketing, and a former Vice President of Operations. During fiscal 2000 an additional loan of $19,000, with interest at 6% and secured by a second deed of trust on his principal residence, was made to a former Vice President of Marketing. During fiscal

2000 the loan amount, including accrued interest, to the Vice President of Operations, was repaid upon termination of his employment. As of June 30, 2001, the notes receivable from the former Vice President of Marketing of $39,000 plus accrued interest of $4,000 were fully reserved as uncollectible. During fiscal 2001, certain notes and accrued interest receivable, totaling $61,216 from the Company’s Vice President of Science and Technology, which had been fully reserved in fiscal 1999, as uncollectible, were forgiven. During fiscal 2002, the note and accrued interest receivables from the former Vice President of Marketing, which had been fully reserved in fiscal 2001, were repaid as part of a separation agreement. During fiscal 2002, the Company made a non-interest loan for $14,000 to the Vice President of Science and Technology. The loan was paid in full as of July 31, 2003. The remaining note and interest due from the Vice President of Science and Technology of $25,000 will be paid in biweekly payments of $550 commencing in August 2003 and concluding May 2005.

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

	2003	2002
Chief Executive Officer	$—	$76
Vice President of Science and Technology	25	42

	$25	$118

The Company accrued interest from related parties notes receivable of $2,000 and $5,600 for the years ended June 30, 2003 and 2002, respectively.

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

As of June 30, 2003 and 2002, the net book value of the intangible asset was zero.

L. Economic Dependency

The Company had substantial sales to three separate customers during one or more of the periods shown in the following table. The loss of any of these customers could have a material adverse impact on the Company’s revenues and earnings. Sales by customer, representing 10% or more of the respective year’s total sales, are shown below (dollars in thousands):

	2003			2002			2001
	Sales by Customer		%(a)	Sales by Customer		%(a)	Sales by Customer	%(a)
Customer 1	$24,119		43%	$23,975		48%	$21,889	52%
Customer 2	15,337		27%	10,432		21%	4,242	10%
Customer 3	(b	)	—	(b	)	—	4,219	10%

	$39,456		70%	$34,407		69%	$30,350	72%

(a)	Percent of total sales (b) Sales for the year were less than 10% of total sales.

Accounts receivable from these customers totaled $4,192,000 and $2,528,000 at June 30, 2003 and 2002, respectively.

The Company purchases certain products it does not manufacture from a limited number of raw material suppliers. Carrington Laboratories Incorporated comprised 35% of total raw material purchases for the year ended June 30, 2003. Accounts payable to Carrington Laboratories Incorporated was $347,000 at June 30, 2003. No other supplier comprised 10% or more of the Company’s raw material purchases for the year ended June 30, 2003.

M. Contingencies

The Company was a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials purchased by the Company. Other similarly situated companies filed a number of similar lawsuits against some or all of the same manufacturers. The Company’s lawsuit was consolidated with some of the others and captioned In re: Vitamin Antitrust Litigation. As of June 30, 2003 all of the Company’s claims under the Vitamin Antitrust Litigation were settled. Settlement payments received by the Company of $225,000, $3,410,000 and $298,000 are included in proceeds from vitamin antitrust litigation in the accompanying statements of operations for fiscal 2003, 2002 and 2001, respectively.

From time to time, the Company becomes involved in various investigations, claims and legal proceedings that arise in the ordinary course of business. These matters may relate to product liability, employment, intellectual property, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties. While unfavorable outcomes are possible, the Company believes the resolution of these matters, individually or in the aggregate, will not result in a material adverse effect on the business, financial condition or results of operations.

N. Segment Information

Prior to July 1, 1999 the Company operated solely within the United States. During the year ended June 30, 2000 the Company opened its new wholly owned manufacturing subsidiary in Switzerland. The Company’s segment information by geographic area as of and for the years ended June 30, 2003, 2002 and 2001, respectively, is as follows (dollars in thousands):

2003	Sales	Long Lived Assets	Total Assets	Capital Expenditures
United States	$48,790	$9,996	$26,724	$755
Europe	7,172	1,362	4,000	222

	$55,962	$11,358	$30,724	$977

2002	Sales	Long Lived Assets	Total Assets	Capital Expenditures
United States	$41,807	$11,450	$24,290	$720
Europe	8,230	1,527	3,220	356

	$50,037	$12,977	$27,510	$1,076

2001	Sales	Long Lived Assets	Total Assets	Capital Expenditures
United States	$34,639	$12,678	$22,674	$605
Europe	7,519	1,370	2,394	355

	$42,158	$14,048	$25,068	$960

SCHEDULE II

Natural Alternatives International, Inc.

Valuation And Qualifying Accounts

For The Years Ended June 30, 2003, 2002 and 2001

	Allowance for Doubtful Accounts (Dollars in Thousands)
	Balance at Beginning of Period	Provision	(Deductions)	Balance at End of Period
2003	$105	$(46)	$(32)	$27

2002	$470	$(58)	$(307)	$105

2001	$330	$286	$(146)	$470

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the fourth quarter ended June 30, 2003 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information for this item is incorporated by reference to the sections “Information About Nominee and Directors,” “Board Committees and Meetings,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, to be filed on or before October 28, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

The information for this item is incorporated by reference to the sections “Summary of Cash and Other Compensation,” “Option Grants,” “Option Exercises and Holdings,” “Defined Benefit Pension Plans,” and “Employment Agreements” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, to be filed on or before October 28, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this item relating to securities authorized for issuance under equity compensation plans is included under Item 5 of this report and is incorporated by reference. The remaining information for this item is incorporated by reference to the section “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, to be filed on or before October 28, 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information for this item is incorporated by reference to the section “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, to be filed on or before October 28, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this item is incorporated by reference to the sections “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee’s Pre-Approval Polices and Procedures” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, to be filed on or before October 28, 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2003 and 2002;

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2003, 2002 and 2001;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2003, 2002 and 2001;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001; and

•	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedule. The following financial statement schedule is included under Item 8 of this report:

•	Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 2003, 2002 and 2001

(3) Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description

3(i)	Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on July 31, 1996.	*

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990, incorporated herein by reference to NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992.

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, incorporated herein by reference to Exhibit A of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999.

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999, incorporated herein by reference to Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999.

10.3	Executive Employment Agreement dated as of July 1, 2002, by and between NAI and Mark Zimmerman	*

10.4	Executive Employment Agreement dated as of July 1, 2002, by and between NAI and Randell Weaver	*

10.5	Executive Employment Agreement dated as of July 1, 2002, by and between NAI and Mark A. LeDoux	*

10.6	Executive Employment Agreement dated as of July 1, 2002, by and between NAI and John Wise	*

10.7	Executive Employment Agreement dated as of July 1, 2002, by and between NAI and John Reaves	*

10.8	Executive Employment Agreement dated as of July 1, 2002, by and between NAI and Timothy E. Belanger	*

10.9	Loan and Security Agreement dated as of October 25, 2002, by and between NAI and UPS Capital Corporation	*

23.1	Consent of Ernst & Young LLP, Independent Auditors	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certification	*

*	Filed herewith.

(b) Reports on Form 8-K

On May 6, 2003, we filed a Current Report on Form 8-K that included a press release issued on May 6, 2003, announcing our financial results for the third quarter ended March 31, 2003. This report was the only report on Form 8-K that we filed during the fourth quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2003

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux (Mark A. LeDoux)	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	September 17, 2003

/s/ John R. Reaves (John R. Reaves	Chief Financial Officer (principal financial officer)	September 17, 2003

/s/ Joe E. Davis (Joe E. Davis)	Director	September 17, 2003

/s/ Scott J. Schmidt (Scott J. Schmidt)	Director	September 17, 2003

/s/ Lee G. Weldon (Lee G. Weldon)	Director	September 17, 2003