Form 10-Q
period 2003-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2003-11-05
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

☒  Yes    ☐  No

Indicate by check mark whether NAI is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

As of November 4, 2003, 5,821,973 shares of NAI’s common stock were outstanding, net of 272,400 treasury shares.

(i)

SPECIAL NOTE – FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Forward-looking statements in this report may include statements about:

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

The forward-looking statements in this report speak only as of the date of this report. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Items 2 and 3 and elsewhere in this report, as well as in other reports and documents we file with the SEC.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, Natural Alternatives International Europe S.A. (NAIE), its wholly-owned subsidiary.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2003	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,179	$5,482
Accounts receivable, net of allowance for doubtful accounts of $28 at September 30, 2003 and $27 at June 30, 2003	6,150	5,668
Inventories, net	10,443	7,845
Prepaid expenses	1,069	502
Other current assets	287	264

Total current assets	21,128	19,761

Property and equipment, net	10,541	10,820
Other assets, net	134	143

Total assets	$31,803	$30,724

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,312	$5,001
Accrued liabilities	1,319	1,106
Accrued compensation and employee benefits	764	717
Income taxes payable	62	46
Current portion of long-term debt	572	570

Total current liabilities	8,029	7,440

Long-term debt, less current portion	2,243	2,386
Long-term pension liability	156	121

Total liabilities	10,428	9,947

Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 8,000,000 shares authorized; issued and outstanding 6,094,373 at September 30, 2003 and 6,087,532 at June 30, 2003	61	61
Additional paid-in capital	11,457	11,426
Retained earnings	11,160	10,593
Treasury stock, at cost, 272,400 shares at September 30, 2003 and June 30, 2003	(1,303)	(1,303)

Total stockholders’ equity	21,375	20,777

Total liabilities and stockholders’ equity	$31,803	$30,724

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Operations And Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

.	Three Months Ended September 30,
	2003	2002
Net sales	$16,721	$13,136
Cost of goods sold	12,575	9,941

Gross profit	4,146	3,195
Selling, general & administrative expenses	3,516	2,792

Income from operations	630	403
Other income (expense):
Interest income	9	7
Interest expense	(43)	(82)
Foreign exchange gain (loss)	15	(6)
Proceeds from vitamin antitrust litigation	—	225
Other, net	(22)	(2)

	(41)	142

Income before income taxes	589	545
Provision for income taxes	22	8

Net income	$567	$537

Net income per common share:
Basic	$0.10	$0.09

Diluted	$0.09	$0.09

Weighted average common shares outstanding:
Basic shares	5,820,709	5,804,267
Diluted shares	6,106,834	5,928,884

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Cash flow from operating activities
Net income	$567	$537
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	1	(10)
Depreciation and amortization	670	615
Non-cash compensation	7	30
Pension expense, net of contributions	35	(27)
Loss on disposal of asset	3	3
Changes in operating assets and liabilities:
Accounts receivable	(483)	(152)
Inventories	(2,598)	350
Prepaid expenses	(567)	(604)
Other assets	(14)	3
Accounts payable and accrued liabilities	540	176
Accrued compensation and employee benefits	47	188

Net cash provided by (used in) operating activities	(1,792)	1,109

Cash flows from investing activities
Proceeds from sale of property and equipment	—	95
Capital expenditures	(394)	(270)
Repayment of notes receivable	—	2

Net cash used in investing activities	(394)	(173)

Cash flows from financing activities
Net borrowings on lines of credit	—	1,386
Payments on long-term debt	(141)	(141)
Proceeds from issuance of common stock	24	3

Net cash provided by (used in) financing activities	(117)	1,248

Net increase (decrease) in cash and cash equivalents	(2,303)	2,184
Cash and cash equivalents at beginning of period	5,482	640

Cash and cash equivalents at end of period	$3,179	$2,824

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$43	$83

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim, unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (“2003 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2003 Annual Report unless otherwise noted below.

We have reclassified certain prior period amounts to conform to the current year presentation.

Stock-Based Compensation

We have stock option plans under which we have granted non-qualified and incentive stock options to employees and non-employee directors. We also have an employee stock purchase plan. We account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. We have adopted the disclosure-only alternative of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”).

Pro forma information regarding net income and net income per common share is required and has been determined as if we had accounted for our stock-based awards under the fair value method, instead of the guidelines provided by APB 25. The fair value of the awards was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including expected life and stock price volatility. Because our options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

For purposes of pro forma disclosures, we have amortized the estimated fair value of the options to expense over the options’ vesting periods. Our pro forma information under SFAS 123 and SFAS 148 is as follows:

	Three Months Ended September 30,
	2003	2002
	(in thousands, except per share data)
Net income—as reported	$567	$537
Plus: Reported stock-based compensation	7	30
Less: Fair value stock-based compensation	(80)	(70)

Net income—pro forma	$494	$497

Reported basic net income per common share	$0.10	$0.09

Pro forma basic net income per common share	$0.08	$0.09

Reported diluted net income per common share	$0.09	$0.09

Pro forma diluted net income per common share	$0.08	$0.08

Net Income per Common Share

We compute net income per common share in accordance with SFAS 128, “Earnings Per Share.” This statement requires the presentation of basic income per common share, using the weighted average number of shares outstanding during the period, and diluted income per common share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows:

	Three Months Ended September 30,
	2003	2002
	(in thousands, except share and per share data)
Numerator
Net income	$567	$537

Denominator
Basic weighted average common shares outstanding	5,820,709	5,804,267
Dilutive effect of stock options	286,125	124,617

Diluted weighted average common shares outstanding	6,106,834	5,928,884

Basic net income per common share	$0.10	$0.09

Diluted net income per common share	$0.09	$0.09

Shares related to stock options of 170,000 for the three months ended September 30, 2003, and 110,000 for the three months ended September 30, 2002, were excluded from the calculation of diluted net income per share, as the effect of their inclusion would be anti-dilutive.

B.    Inventories

Inventories (net) at September 30, 2003, consisted of (in thousands):

Raw materials	$6,060
Work in progress	3,318
Finished goods	1,065

$10,443

C.    Property and Equipment

The following is a summary of property and equipment at September 30, 2003 (in thousands):

	Depreciable Life In Years
Land	NA	$393
Building and building improvements	5 - 39	3,288
Machinery and equipment	3 - 15	15,957
Office equipment and furniture	5 - 7	4,003
Vehicles	3	207
Leasehold improvements	1 - 10	4,400

Total property and equipment		28,248
Less: accumulated depreciation and amortization		(17,707)

Property and equipment, net		$10,541

D.    Debt

We have a $6.5 million credit facility which expires on October 24, 2004. The facility is comprised of a $4.0 million working capital line of credit and a $2.5 million term loan and is secured by all of our assets. The working capital line of credit is subject to eligibility requirements for current accounts receivable and inventory balances. As of September 30, 2003, we had $4.0 million available under the line of credit. The interest rate on the line of credit and term loan is prime plus 0.5%. As of September 30, 2003 the outstanding amount on the term loan was $2.1 million.

On May 2, 1996, we entered into a term loan agreement for $1.1 million, secured by a building, at an annual interest rate of 8.25%. The loan is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. The outstanding amount was $731,000 at September 30, 2003.

The composite interest rate on all outstanding debt was 5.96% at September 30, 2003, and 7.37% at September 30, 2002.

E.    Commitments

We lease part of our manufacturing facilities under non-cancelable operating leases.

We entered into two lease agreements during fiscal year 1999 for adjacent buildings located in Vista, California. The facilities are leased from an unaffiliated third party and consist of a total of approximately 74,000 square feet. The lease for the first building, 1215 Park Center Drive, commenced in August 1998 under a 5-year lease agreement for the rental of approximately 54,000 square feet that is utilized as a warehousing and blending facility. The lease for the second building, 1211C Park Center Drive, commenced in March 1999 under a 4.5-year lease agreement for the rental of approximately 20,000 square feet that is utilized as a packaging facility. In June 2003 we exercised our option to extend the lease terms for both facilities for an additional five years ending June 2008.

On October 27, 2003 we entered into a new lease, which includes the previous space and an additional 46,000 square feet available for manufacturing activities. The new lease will begin April 2004 at 1215 Park Center Drive contiguous to our existing space utilized for warehousing and blending. The new space will be utilized for tableting and encapsulation, which are currently located in San Marcos, CA. The new lease provides for a total of 120,000 square feet through March of 2014.

Under the new lease we are required to deliver a Letter of Credit, as collateral, in the amount of $330,000 before January 5, 2004. The amount of the Letter of Credit will automatically reduce by 33.3% per year.

Minimum rental commitments as of October 27, 2003, (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases, including the new lease agreement referred to above, (with initial or remaining lease terms in excess of one year) are set forth below (dollars in thousands):

2004	$796
2005	1,327
2006	1,324
2007	1,300
2008	1,314
Thereafter	6,938

$12,999

F.    Economic Dependency

We had substantial net sales to two customers during the periods shown in the following table. The loss of any of these customers could have a material adverse impact on our net sales and earnings. Sales by customer, representing 10% or more of the respective period’s total sales, were (in thousands):

	Three Months Ended September 30,
	2003		2002
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$6,928	41%	$5,619	43%
Customer 2	4,558	27	2,814	21

	$11,486	69%	$8,433	64%

We buy certain products from a limited number of raw material suppliers. We had substantial purchases from three separate suppliers during the periods shown in the following table. The loss of any of these suppliers could have a material adverse impact on our sales and earnings.

Raw material purchases, representing 10% or more of the respective quarter’s raw material purchases, are shown below (in thousands):

	Three Months Ended September 30,
	2003			2002
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$3,151		34%	$1,204	23%
Supplier 2	(a	)	—	689	13
Supplier 3	(a	)	—	552	11

	$3,151		34%	$2,445	47%

(a)	Purchases were less than 10% of total raw material purchases.

G.    Segment Information

Our segment information by geographic area was (in thousands):

	Net Sales for the Three Months Ended September 30,
	2003	2002
United States	$14,783	$11,227
Europe	1,938	1,909

	$16,721	$13,136

	Long Lived Assets		Total Assets
	September 30, 2003	June 30, 2003	September 30, 2003	June 30, 2003
United States	$9,793	$9,996	$27,622	$26,724
Europe	1,286	1,362	4,181	4,000

	$11,079	$11,358	$31,803	$30,724

H.    Contingencies

We were a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials that we purchased. Other similarly situated companies filed a number of similar lawsuits against some or all of the same manufacturers. Our lawsuit was consolidated with some of the others and captioned In re: Vitamin Antitrust Litigation. As of June 30, 2003 all of the Company’s claims under the Vitamin Antitrust Litigation were settled. Settlement payments received by the Company of $225,000 are included in proceeds from vitamin antitrust litigation in the accompanying statements of operations for the three months ended September 30, 2002.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2003. You should read the following discussion and analysis together with our unaudited financial statements and the notes to the financial statements included under Item 1 in this report, as well as the information included in our 2003 Annual Report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations as described below.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions.

Our critical accounting policies are discussed under Item 7 of our 2003 Annual Report. There have been no significant changes to these policies during the three months ended September 30, 2003.

Recent Developments

On October 27, 2003, in an effort to enhance our manufacturing capacity and improve the efficiency of our operations, we amended our Vista, California property leases to increase the square footage by an additional 46,000 square feet. The total leased property in Vista, California increased from approximately 74,000 square feet to approximately 120,000 square feet. The new lease, including the additional space, commences on April 1, 2004 and has a term of ten years. The new space will be utilized for tableting and encapsulation, which are currently located in San Marcos, CA.

Additionally, we continue to evaluate expansion opportunities that could increase product lines, enhance our manufacturing capabilities or reduce risks associated with reliance on a limited number of customers.

Results of Operations – Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

Net Sales

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Private Label Contract Manufacturing	$13,718	$10,525
Direct-to-Consumer Marketing Program	3,003	2,611

Total Net Sales	$16,721	$13,136

Our total net sales increased $3.6 million, or 27%, during the three months ended September 30, 2003, compared to the comparable period ended September 30, 2002. The net sales growth resulted from a $3.2 million, or 30%, increase in our private label contract manufacturing sales and a $392,000, or 15%, increase in net sales from our direct-to-consumer marketing program. Our private label contract manufacturing sales increase was due primarily to new product sales together with an increase in the volume of established products for our two largest customers. Our direct-to-consumer marketing program increase was due primarily to the introduction of four new direct-to-consumer products.

Gross Profit

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Gross Profit	$4,146	$3,195
As a Percentage of Net Sales	24.8%	24.3%

The improvement in gross profit margin to 24.8% from 24.3% was due to additional fixed cost leverage on higher net sales and improved efficiency from investments in our packaging operations. Our direct and indirect manufacturing expenses were 21.2% and 22.9% of net sales in the three months ended September 30, 2003 and September 30, 2002, respectively. Our material costs as a percentage of net sales was 54% in the three months ended September 30, 2003 ($9.0 million) and 52.7% in the three months ended September 30, 2002 ($6.9 million).

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.5 million (21% of net sales) in the three months ended September 30, 2003, compared to $2.8 million (21.3% of net sales) in the three months ended September 30, 2002. The increase in absolute dollars was primarily due to increases in direct-to-consumer fulfillment costs of $84,000 associated with incremental sales, additional direct-to-consumer media and production costs of $198,000 to market the Dr. Cherry’s Pathway to HealingTM brand in several new television markets, sales personnel costs of $90,000, research and development personnel and professional costs of $173,000 for strengthening regulatory compliance, insurance premiums of $71,000, and $65,000 for public company reporting and compliance matters.

Income from Operations

Our income from operations was $630,000 for the three months ended September 30, 2003, compared to $403,000 for the three months ended September 30, 2002. The improvement in our income from operations was due to the increase in gross profit of $951,000 from improved gross margin on higher net sales, partially offset by incremental selling, general and administrative expenses of $724,000.

Net Income

Our net income was $567,000 ($0.09 per diluted share) in the three months ended September 30, 2003 compared to $537,000 ($0.09 per diluted share) in the three months ended September 30, 2002. Excluding the effect of the litigation settlement proceeds in the prior period, net income increased $255,000 from $312,000 ($0.05 per diluted share).

Liquidity and Capital Resources

Our working capital increased in the three months ended September 30, 2003 to $13.1 million versus $12.3 million at June 30, 2003. Cash and cash equivalents decreased $2.3 million primarily as a result of an increase of $2.6 million in inventory. Inventory increased primarily due to customer requirements and anticipated revenue growth.

Accounts receivable increased $482,000 due to higher net sales in the three months ended September 30, 2003, as compared with the three months ended June 30, 2003 while days sales outstanding remained consistent. Accounts payable as a percentage of inventory was 51% at September 30, 2003 versus 64% at June 30, 2003 due to timing of disbursements to vendors.

Approximately $400,000 of our operating cash flow was generated by NAIE in the three months ended September 30, 2003. There are currently no material restrictions on the transfer of these funds within the Company.

Capital expenditures for the three months ended September 30, 2003 were approximately $394,000. These expenditures were primarily for the continuing investment in our domestic manufacturing of approximately $371,000. We plan on significantly increasing capital expenditures in the remaining nine months of fiscal 2004 to expand manufacturing capacity and improve efficiency in encapsulation, tableting and packaging operations.

Our consolidated debt decreased to $2.8 million at September 30, 2003 from $3.0 million at June 30, 2003. Our consolidated debt of $2.8 million was comprised of a $731,000 term loan secured by a building and a $2.1 million term loan included in our new credit facility. We have a $6.5 million credit facility expiring in October 2004. The facility includes a $4.0 million working capital line of credit and a $2.5 million term loan and is secured by all of our assets. The working capital line of credit is subject to eligibility requirements for current accounts receivable and inventory balances. As of September 30, 2003, we had $4.0 million available under the line of credit. The interest rate on the line of credit and the term loan is prime plus 0.5%.

We plan on funding our current working capital needs, capital expenditures and debt payments using cash flow from operations and our existing credit facility. Additionally, we are evaluating expanding our credit facility to provide sufficient capital for our long-term growth strategies.

On June 24, 2003 we purchased option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The option contracts had a notional amount of $1.5 million and a purchase price of $16,100. The premium associated with each option contract is amortized on a straight-line basis over the term of the option, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in foreign exchange gain (loss). The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. At September 30, 2003, the value of the purchased options of $1,300 was included in other current assets in the consolidated financial statements. There are no other derivative financial instruments at September 30, 2003.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor do we have any transactions, arrangements or relationships with any special purposes entities.

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments, including the new lease agreement, at October 27, 2003 (in thousands).

Contractual Obligations	Total	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter
Long-term Debt	$2,815	$429	$1,784	$83	$90	$97	$332
Operating Leases	12,999	796	1,327	1,324	1,300	1,314	6,938

Total Obligations	$15,814	$1,225	$3,111	$1,407	$1,390	$1,411	$7,270

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed under Item 7 of our 2003 Annual Report. As of September 30, 2003, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

Risks

You should carefully consider the risks described under Item 7 of our 2003 Annual Report, as well as the other information in our 2003 Annual Report and in this report, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, which is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We generally do not enter into derivatives or other financial instruments for trading or speculative purposes. We may, however, enter into financial instruments to try to manage and reduce the impact of changes in foreign currency exchange rates. We cannot predict with any certainty our future exposure to fluctuations in foreign currency exchange and interest rates or other market risks or the impact, if any, such fluctuations may have on our future business, product pricing, consolidated financial condition, results of operations or cash flows. The actual impact of any fluctuations in foreign currency exchange or interest rates may differ significantly from those discussed below.

Interest Rates

At September 30, 2003, we had fixed rate debt of $731,000 and variable rate debt of $2.1 million. The interest rate on our variable rate debt is equal to prime plus 0.5%, and was 4.5% as of September 30, 2003. An immediate one hundred basis point (1%) increase in the interest rate on our variable rate debt, holding other variables constant, would increase our annual interest expense by $5,400. Interest rates have been at or near historic lows in recent years. There can be no guarantee that interest rates will not rise. Any increase in interest rates may adversely affect our results of operations and financial condition.

Foreign Currencies

To the extent our business continues to expand outside the United States, an increasing share of our net sales and cost of sales will be transacted in currencies other than the United States dollar. Accounting practices require that our non-United States dollar-denominated transactions be converted to United States dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates. When the United States dollar strengthens against currencies in which products are sold or weakens against currencies in which we incur costs, net sales and costs could be adversely affected.

Our main exchange rate exposures are with the Swiss Franc and the Euro against the United States dollar. This is due to NAIE’s operations in Switzerland and the payment in Euros by our largest customer for finished goods. Additionally, we pay our NAIE employees in Swiss Francs. We may enter into forward exchange contracts, foreign currency borrowings and option contracts to hedge our foreign currency risk. Our goal in seeking to manage foreign currency risk is to provide reasonable certainty to the functional currency value of foreign currency cash flows and to help stabilize the value of non-United States dollar-denominated earnings.

On June 24, 2003, we bought option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The option contracts had a notional amount of $1.5 million and a purchase price of $16,100. The options allow us to sell $227,273 Euros a month for a period of six months at an exchange rate of 1.10 Euros to 1.00 United States dollar. The risk of loss associated with the options is limited to premium amounts paid for the option contracts. As of September 30, 2003, we had not exercised any of the options and three of the options had expired.

On September 30, 2003, the Swiss Franc closed at 1.32 to 1.00 United States dollar and the Euro closed at 0.86 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar would have decreased our earnings for the three months ended September 30, 2003 by $271,000.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended September 30, 2003 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

As of November 4, 2003, neither NAI nor its subsidiaries were a party to any material pending legal proceedings nor was any of their property the subject of any material pending legal proceedings.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on July 31, 1996	Exhibit 3(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the commission on September 17, 2003

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999	Exhibit A of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999.

10.3	Management Incentive Plan	Filed herewith

10.4	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and Mark Zimmerman	Filed herewith

10.5	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and Randell Weaver	Filed herewith

10.6	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and Mark A. LeDoux	Filed herewith

10.7	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and John Wise	Filed herewith

10.8	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and John Reaves	Filed herewith

10.9	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and Timothy E. Belanger	Filed herewith

10.10	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company dated October 27, 2003	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

(b) Reports on Form 8-K

On September 9, 2003, we filed a Current Report on Form 8-K with the SEC that included a press release issued on September 9, 2003, announcing our financial results for the fourth quarter and fiscal year ended June 30, 2003. This report was the only report on Form 8-K that we filed during the quarterly period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2003

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ JOHN R. REAVES

John R. Reaves, Chief Financial Officer

Mr. Reaves is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.