Form 10-Q
period 2003-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2004-02-06
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

As of February 6, 2004, 5,828,292 shares of NAI’s common stock were outstanding, net of 272,400 treasury shares.

(i)

SPECIAL NOTE—FORWARD-LOOKING STATEMENTS

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2003	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,886	$5,482
Accounts receivable, net of allowance for doubtful accounts of $55 at December 31, 2003 and $27 at June 30, 2003	5,018	5,668
Inventories, net	12,307	7,845
Prepaid expenses	1,012	502
Other current assets	377	264

Total current assets	21,600	19,761

Property and equipment, net	10,910	10,820

Other assets, net	179	143

Total assets	$32,689	$30,724

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,388	$5,001
Accrued liabilities	1,419	1,106
Accrued compensation and employee benefits	885	717
Line of credit	85	—
Income taxes payable	90	46
Current portion of long-term debt	573	570

Total current liabilities	8,440	7,440

Long-term debt, less current portion	2,099	2,386
Long-term pension liability	191	121

Total liabilities	10,730	9,947

Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 8,000,000 shares authorized; issued and outstanding 6,094,373 at December 31, 2003 and 6,087,532 at June 30, 2003	61	61
Additional paid-in capital	11,465	11,426
Retained earnings	11,736	10,593
Treasury stock, at cost, 272,400 shares at December 31, 2003 and June 30, 2003	(1,303)	(1,303)

Total stockholders’ equity	21,959	20,777

Total liabilities and stockholders’ equity	$32,689	$30,724

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Operations And Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Net sales	$17,195	$13,010	$33,916	$26,146
Cost of goods sold	13,300	9,958	25,875	19,899

Gross profit	3,895	3,052	8,041	6,247

Selling, general & administrative expenses	3,346	2,797	6,862	5,589

Income from operations	549	255	1,179	658

Other income (expense):
Interest income	9	21	18	28
Interest expense	(51)	(70)	(94)	(153)
Foreign exchange gain (loss)	130	(11)	145	(17)
Proceeds from vitamin antitrust litigation	—	—	—	225
Other, net	(25)	(39)	(47)	(40)

	63	(99)	22	43

Income before income taxes	612	156	1,201	701
Provision for income taxes	36	7	58	15

Net income	$576	$149	$1,143	$686

Net income per common share:
Basic	$0.10	$0.03	$0.20	$0.12

Diluted	$0.09	$0.02	$0.19	$0.11

Weighted average common shares outstanding:
Basic shares	5,821,973	5,804,267	5,821,341	5,803,566
Diluted shares	6,161,851	6,021,919	6,134,798	5,975,742

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2003	2002
Cash flow from operating activities
Net income	$1,143	$686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	28	(80)
Depreciation and amortization	1,338	1,222
Non-cash compensation	15	51
Pension expense, net of contributions	70	(41)
Loss on disposal of asset	15	4
Changes in operating assets and liabilities:
Accounts receivable	622	(342)
Inventories	(4,462)	553
Prepaid expenses	(510)	(490)
Other assets	(149)	24
Accounts payable and accrued liabilities	744	(492)
Accrued compensation and employee benefits	168	51

Net cash provided by (used in) operating activities	(978)	1,146

Cash flows from investing activities
Proceeds from sale of property and equipment	—	109
Capital expenditures	(1,443)	(526)
Repayment of notes receivable	—	68

Net cash used in investing activities	(1,443)	(349)

Cash flows from financing activities
Net borrowings on line of credit	85	—
Borrowings on long-term debt	—	2,500
Payments on long-term debt	(284)	(1,424)
Decrease in restricted cash	—	1,500
Proceeds from issuance of common stock	24	24

Net cash provided by (used in) financing activities	(175)	2,600

Net increase (decrease) in cash and cash equivalents	(2,596)	3,397
Cash and cash equivalents at beginning of period	5,482	640

Cash and cash equivalents at end of period	$2,886	$4,037

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$94	$153

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim, unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the six months ended December 31, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

For purposes of pro forma disclosures, we have amortized the estimated fair value of the options to expense over the options’ vesting periods. Our pro forma information under SFAS 123 and SFAS 148 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income—as reported	$576	$149	$1,143	$686
Plus: Reported stock-based compensation	7	21	15	51
Less: Fair value stock-based compensation	(116)	(82)	(197)	(152)

Net income—pro forma	$467	$88	$961	$585

Reported basic net income per common share	$0.10	$0.03	$0.20	$0.12

Pro forma basic net income per common share	$0.08	$0.01	$0.16	$0.10

Reported diluted net income per common share	$0.09	$0.02	$0.19	$0.11

Pro forma diluted net income per common share	$0.08	$0.01	$0.16	$0.10

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except share and per share data)
Numerator
Net income	$576	$149	$1,143	$686

Denominator
Basic weighted average common shares outstanding	5,821,973	5,804,267	5,821,341	5,803,566
Dilutive effect of stock options	339,878	217,652	313,457	172,176

Diluted weighted average common shares outstanding	6,161,851	6,021,919	6,134,798	5,975,742

Basic net income per common share	$0.10	$0.03	$0.20	$0.12

Diluted net income per common share	$0.09	$0.02	$0.19	$0.11

Shares related to stock options of 20,000 for the three months ended December 31, 2003, and 95,000 for the six months ended December 31, 2003, were excluded from the calculation of diluted net income per share, as the effect of their inclusion would be anti-dilutive.

Shares related to stock options of 105,000 for the three months ended December 31, 2002, and 117,500 for the six months ended December 31, 2002, were excluded from the calculation of diluted net income per share, as the effect of their inclusion would be anti-dilutive.

B. Inventories

Inventories (net) at December 31, 2003, consisted of (in thousands):

Raw materials	$6,932
Work in progress	2,876
Finished goods	2,499

$12,307

C. Property and Equipment

The following is a summary of property and equipment at December 31, 2003 (in thousands):

	Depreciable Life In Years
Land	NA	$393
Building and building improvements	5 – 39	3,304
Machinery and equipment	3 – 15	16,811
Office equipment and furniture	5 – 7	4,083
Vehicles	3	212
Leasehold improvements	1 – 10	4,417

Total property and equipment		29,220
Less: accumulated depreciation and amortization		(18,310)

Property and equipment, net		$10,910

D. Debt

We have a $6.5 million credit facility that expires on October 24, 2004. The facility is comprised of a $4.0 million working capital line of credit and a $2.5 million term loan and is secured by all of our assets. The working capital line of credit is subject to eligibility requirements for current accounts receivable and inventory balances. As of December 31, 2003, we had $85,000 outstanding and approximately $3.9 million available under the line of credit. The interest rate on the line of credit and term loan is prime plus 0.5%.

As of December 31, 2003, the outstanding amount on the term loan was approximately $2.0 million, of which $1.5 million is classified as long-term debt as we intend and, based on our receipt of proposals to refinance our credit facility from two lenders, believe we will be able to refinance our existing credit facility for a term greater than one year on or before its expiration.

On May 2, 1996, we entered into a term loan agreement for $1.1 million, secured by a building, at an annual interest rate of 8.25%. The loan is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. The outstanding amount was $714,000 at December 31, 2003.

The composite interest rate on all outstanding debt was 5.90% at December 31, 2003, and 6.84% at December 31, 2002.

E. Commitments

We lease part of our manufacturing facilities under non-cancelable operating leases.

We lease approximately 74,000 square feet of our manufacturing facilities in Vista, California, from an unaffiliated third party. We have two non-cancelable operating leases, one for approximately 54,000 square feet at 1215 Park Center Drive that we use as a warehousing and blending facility and the other for approximately 20,000 square feet at 1211C Park Center Drive that we use for packaging. Both leases expire in June 2008. However, on October 27, 2003, we entered into a new lease for both facilities, as well as for an additional 46,000 square feet contiguous to our existing space at the 1215 Park Center Drive location. We intend to use the additional space for tableting and encapsulation, which are currently located at our San Marcos, California facility. The new lease begins in April 2004 and expires in March 2014.

As required under the terms of the new lease, on January 6, 2004, we provided a letter of credit in the amount of $330,000 to the landlord as collateral. The amount of the letter of credit will automatically be reduced 33.3% each year. The amount of the outstanding letter of credit reduced the availability under our line of credit.

On January 22, 2004, we signed a letter of intent to execute an option under the new lease to expand the premises to include an additional 42,000 square feet, for a total of 162,000 square feet of leased space. We intend to initially sublease the additional space to the current tenant on a monthly basis and to eventually use the space for additional packaging operations

Minimum rental commitments as of December 31, 2003, (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases, (with initial or remaining lease terms in excess of one year) are set forth below (dollars in thousands):

2004	$540
2005	1,327
2006	1,324
2007	1,300
2008	1,314
Thereafter	6,938

$12,743

F. Economic Dependency

We had substantial net sales to two customers during the periods shown in the following table. The loss of any of these customers could have a material adverse impact on our net sales and earnings. Sales by customer, representing 10% or more of the respective period’s total sales, were (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2003		2002		2003		2002
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$7,741	45%	$5,782	44%	$14,669	43%	$11,750	45%
Customer 2	4,124	24	3,599	28	8,682	26	6,413	24

	$11,865	69%	$9,381	72%	$23,351	69%	$18,163	69%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our sales and earnings.

Raw material purchases from any one supplier representing 10% or more of the respective period’s raw material purchases are shown below (dollars in thousands):

	Three Months Ended December 31,					Six Months Ended December 31,
	2003		2002			2003				2002
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases		Raw Material Purchases by Supplier		% of Total Raw Material Purchases
Supplier 1	$1,980	24%	$1,628		34%	$5,131		17%		$3,163		32%
Supplier 2	891	11	601		13	(a	)	(a	)	1,108		11
Supplier 3	861	11	(a	)	(a )	(a	)	(a	)	(a	)	(a )

	$3,732	46%	$2,229		47%	$5,131		17%		$4,271		43%

(a)	Purchases were less than 10% of total raw material purchases.

G. Segment Information

Our segment information by geographic area was (dollars in thousands):

	Net Sales for the Three Months Ended December 31,		Net Sales for the Six Months Ended December 31,
	2003	2002	2003	2002
United States	$14,951	$11,112	$29,734	$22,339
Europe	2,244	1,898	4,182	3,807

	$17,195	$13,010	$33,916	$26,146

	Long Lived Assets		Total Assets
	December 31, 2003	June 30, 2003	December 31, 2003	June 30, 2003
United States	$10,186	$9,996	$28,081	$26,724
Europe	1,261	1,362	4,608	4,000

	$11,447	$11,358	$32,689	$30,724

H. Contingencies

We were a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials that we purchased. Other similarly situated companies filed a number of similar lawsuits against some or all of the same manufacturers. Our lawsuit was consolidated with some of the others and captioned In re: Vitamin Antitrust Litigation. As of June 30, 2003 all of the Company’s claims under the Vitamin Antitrust Litigation were settled. Settlement payments received by the Company of $225,000 are included in proceeds from vitamin antitrust litigation in the accompanying statements of operations for the six months ended December 31, 2002.

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

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the six months ended December 31, 2003. You should read the following discussion and analysis together with our unaudited financial statements and the notes to the financial statements included under Item 1 in this report, as well as the information included in our 2003 Annual Report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations as described below.

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

Our critical accounting policies are discussed under Item 7 of our 2003 Annual Report. There have been no significant changes to these policies during the six months ended December 31, 2003.

Recent Developments

On January 22, 2004, in an effort to enhance our long-term manufacturing capacity and improve efficiency of our operations, we signed a letter of intent to execute our option to expand the premises contiguous to our packaging operations. The additional 42,000 square feet will initially be subleased to the current tenant on a monthly basis. We intend to utilize the space for additional packaging operations.

Additionally, we continue to evaluate expansion opportunities that could increase product lines, enhance our manufacturing capabilities or reduce risks associated with reliance on a limited number of customers.

Results of Operations—Three Months Ended December 31, 2003 vs. Three Months Ended December 31, 2002

Net Sales

	Three Months Ended December 31,
	2003	2002
	(in thousands)
Private Label Contract Manufacturing	$14,731	$10,595
Direct-to-Consumer Marketing Program	2,464	2,415

Total Net Sales	$17,195	$13,010

Total net sales for the quarter ended December 31, 2003 increased $4.2 million, or 32% over the comparable quarter last year. The net sales growth resulted from a $4.1 million, or 39%, increase in private label contract manufacturing sales and a $49,000, or 2%, increase in net sales from our direct-to-consumer marketing program. The increase in private label contract manufacturing sales was due primarily to an increase of $2.5 million in net sales for our two largest customers due to new product sales and an increase in volumes of established products. Additionally, we had net sales of $1.8 million of new products formulated for new private label contract manufacturing customers. Looking forward we anticipate moderate growth in private label contract manufacturing sales, partially offset by a slight to moderate decline in net sales from our direct-to-consumer marketing program.

Gross Profit

	Three Months Ended December 31,
	2003	2002
	(in thousands)
Gross Profit	$3,895	$3,052

As a Percentage of Net Sales	22.7%	23.5%

The decrease in gross profit margin to 22.7% from 23.5% was primarily due to an increase in material cost. Our material cost as a percentage of net sales was 52.3% ($9.0 million) in the three months ended December 31, 2003 and 51.5% ($6.7 million) in the comparable quarter last year. The increase in material cost as a percentage of net sales was primarily due to recording additional inventory reserves of $300,000 during the three months ended December 31, 2003 for specific inventory realization risks, partially offset by a favorable shift in sales mix from lower to higher margin products. The inventory allowance as a percentage of gross inventory at December 31, 2003 remained consistent with June 30, 2003. Our direct and indirect manufacturing expenses were consistent at 25.0% of net sales for the three months ended December 31, 2003 compared to 25.1% in the comparable quarter last year. Looking forward we anticipate gross margin to improve slightly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.3 million (19.5% of net sales) in the three months ended December 31, 2003, compared to $2.8 million (21.5% of net sales) in the comparable quarter last year. The increase in absolute dollars was primarily due to additional direct-to-consumer media and production costs of $156,000 to market the Dr. Cherry’s Pathway to HealingTM brand in several new television markets, sales personnel costs of $82,000, insurance premiums of $115,000 and $65,000 for additional pension expense. Our investment in expanding the Dr. Cherry’s Pathway to Healing™ brand to new television markets produced results that did not meet our expectations. We are evaluating our marketing plan in the fiscal third quarter in an effort to strengthen the Dr. Cherry’s Pathway to Healing™ brand. Looking forward we anticipate selling, general and administrative expenses to increase modestly due to incentive compensation costs.

Income from Operations

Our income from operations was $549,000 for the three months ended December 31, 2003, compared to $255,000 in the comparable quarter last year. The improvement in our income from operations was due to the increase in gross profit of $843,000 from higher net sales, partially offset by incremental selling, general and administrative expenses of $549,000.

Other income (expense)

Other income (expense) was $63,000 for the three months ended December 31, 2003, compared to ($99,000) in the comparable quarter last year. The improvement was primarily due to the increase of $141,000 in foreign exchange gains on the translation of Euro denominated cash and receivables.

Net Income

Our net income was $576,000 ($0.09 per diluted share) for the three months ended December 31, 2003 compared to $149,000 ($0.02 per diluted share) in the comparable quarter last year. The net income improvement was due to the increase in income from operations of $294,000 combined with an increase in other income of $162,000.

Results of Operations—Six Months Ended December 31, 2003 vs. Six Months Ended December 31, 2002

Net Sales

	Six Months Ended December 31,
	2003	2002
	(in thousands)
Private Label Contract Manufacturing	$28,449	$21,120
Direct-to-Consumer Marketing Program	5,467	5,026

Total Net Sales	$33,916	$26,146

Total net sales for the six months ended December 31, 2003 increased $7.8 million, or 30%, over the comparable period last year. The net sales growth resulted from a $7.3 million, or 35%, increase in private label contract manufacturing sales and a $441,000, or 9%, increase in net sales from our direct-to-consumer marketing program. The increase in private label contract manufacturing sales was due primarily to an increase of $5.2 million in net sales for our two largest customers due to new product sales and an increase in volumes of established products. Additionally, we had net sales of $2.5 million of new products formulated for new private label contract manufacturing customers.

Gross Profit

	Six Months Ended December 31,
	2003	2002
	(in thousands)
Gross Profit	$8,041	$6,247

As a Percentage of Net Sales	23.7%	23.9%

Gross profit margin was consistent at 23.7% for the six months ended December 31, 2003 compared to 23.9% for the comparable period last year. Our direct and indirect manufacturing expenses were 23.1% of net sales for the six months ended December 31, 2003 and 24.0% of net sales in the comparable period last year. The decrease in direct and indirect manufacturing expenses was due to improved fixed cost leverage on higher net sales. Our material cost as a percentage of net sales was 53.2% ($18.0 million) for the six months ended December 31, 2003 and 52.1% ($13.6 million) in the comparable period last year. The increase in material cost as a percentage of net sales was primarily due to recording additional inventory reserves of $653,000 during the six months ended December 31, 2003 for specific inventory realization risks, partially offset by a favorable shift in sales mix. The inventory allowance as a percentage of gross inventory at December 31, 2003 remained consistent with June 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.9 million (20.2% of net sales) in the six months ended December 31, 2003, compared to $5.6 million (21.4% of net sales) in the comparable period last year. The increase in absolute dollars was primarily due to additional direct-to-consumer media and production costs of $354,000 to market the Dr. Cherry’s Pathway to HealingTM brand in several new television markets, sales personnel costs of $117,000, research and development personnel and professional costs of $202,000 for strengthening regulatory compliance, insurance premiums of $187,000, public company reporting and compliance matters of $71,000, bad debt allowance of $60,000 and $89,000 for additional pension expense.

Income from Operations

Our income from operations was $1.2 million for the six months ended December 31, 2003 compared to $658,000 in the comparable period last year. The improvement in our income from operations was due to the increase in gross profit of $1.8 million from higher net sales, partially offset by incremental selling, general and administrative expenses of $1.3 million.

Other income (expense)

Other income (expense) was $22,000 for the six months ended December 31, 2003, compared to $43,000 in the comparable period last year. The decrease in other income (expense) was primarily due to the prior year proceeds from the settlement of claims associated with the vitamin antitrust litigation of $225,000, partially offset by $162,000 increase in foreign exchange gains on the translation of Euro denominated cash and receivables.

Net Income

Our net income was $1.1 million ($0.19 per diluted share) for the six months ended December 31, 2003 compared to $686,000 ($0.11 per diluted share) in the comparable period last year. The net income improvement was due to the increase in income from operations of $521,000.

Liquidity and Capital Resources

Our working capital increased in the six months ended December 31, 2003 to $13.2 million versus $12.3 million at June 30, 2003. Cash and cash equivalents decreased $2.6 million primarily as a result of an increase of $4.5 million in inventory. Inventory increased primarily due to customer requirements and anticipated revenue growth.

Accounts receivable decreased $650,000 at December 31, 2003 compared to June 30, 2003 due to a reduction in the number of days sales outstanding from 26 days to 24 days. Accounts payable as a percentage of inventory was 44% at December 31, 2003 versus 64% at June 30, 2003 due to timing of disbursements to vendors.

Approximately $950,000 of our operating cash flow was generated by NAIE in the six months ended December 31, 2003. There are currently no material restrictions on the transfer of these funds within the Company.

Capital expenditures for the six months ended December 31, 2003 were approximately $1.4 million. These expenditures were primarily for the continuing investment in our domestic manufacturing equipment of approximately $1.1 million. We plan on significantly increasing capital expenditures in the remaining six months of fiscal 2004 to expand manufacturing capacity and improve efficiency in encapsulation, tableting and packaging operations.

Our consolidated debt decreased to $2.8 million at December 31, 2003 from $3.0 million at June 30, 2003. Our consolidated debt of $2.8 million includes a $714,000 term loan secured by a building. Additionally, we have outstanding a $2.0 million term loan and $85,000 line of credit balance that are part of a credit facility that expires in October 2004. The credit facility is secured by all of our assets. The working capital line of credit is subject to eligibility requirements for current accounts receivable and inventory balances. As of December 31, 2003, we had $3.9 million available under the line of credit. The interest rate on the term loan and line of credit is prime plus 0.5%.

As of December 31, 2003, approximately $1.5 million of the outstanding balance on our term loan was classified as long-term debt as we intend and, based on our receipt of proposals to refinance our credit facility from two lenders, believe we will be able to refinance our existing credit facility for a term greater than one year on or before its expiration. There is no assurance, however, that we will in fact be able to refinance the credit facility. If we are unable to do so, we would need to pay the outstanding balance on the credit facility on or before October 24, 2004 from our available cash balance at that time. While we believe we would be able to do so, there can be no guarantee that we will have sufficient available cash when and if needed.

On January 6, 2004, as required by our new lease, we provided a letter of credit to the landlord, as collateral, in the amount of $330,000. The amount of the letter of credit will automatically reduce by 33.3% per year. The amount outstanding on the letter of credit reduced the availability under our line of credit.

We plan on funding our current working capital needs, capital expenditures and debt payments using cash flow from operations and our existing credit facility. Additionally, we are evaluating expanding our credit facility to provide sufficient capital for our long-term growth strategies.

At December 31, 2003, we had no outstanding option contracts. There are no other derivative financial instruments at December 31, 2003. On January 6, 2004 we purchased option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The option contracts had a notional amount of $8.3 million and a purchase price of $55,000. The premium associated with each option contract is marked-to-market and realized gains or losses are recognized on the settlement date in cost of goods sold. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor do we have any transactions, arrangements or relationships with any special purposes entities.

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at December 31, 2003 (in thousands).

Contractual Obligations	Total	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter
Long-term Debt	$2,672	$286	$1,784	$83	$90	$97	$332
Operating Leases	12,743	540	1,327	1,324	1,300	1,314	6,938
Purchase Obligation (1)	457	276	181	—	—	—	—

Total Obligations	$15,872	$1,102	$3,292	$1,407	$1,390	$1,411	$7,270

(1) On October 20, 2003 we entered into a purchase obligation for certain raw materials from a supplier for one year. Raw materials are to be delivered by the supplier as needed. This obligation is not recorded in our consolidated financial statements until delivery of raw material has occurred.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed under Item 7 of our 2003 Annual Report. As of December 31, 2003, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

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

Interest Rates

At December 31, 2003, we had fixed rate debt of $714,000 and variable rate debt of approximately $2.1 million. The interest rate on our variable rate debt is equal to prime plus 0.5%, and was 4.5% as of December 31, 2003. An immediate one hundred basis point (1%) increase in the interest rate on our variable rate debt, holding other variables constant, would increase our interest expense by $11,000 for the six months ended December 31, 2003. We intend to refinance our credit facility on or before October 24, 2004. If we do refinance our credit facility, the new facility may have different terms than our existing facility, which may include different interest rates. Interest rates have been at or near historic lows in recent years. There can be no guarantee that interest rates will not rise. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

As of December 31, 2003, we had no outstanding purchased options. On January 6, 2004, we bought option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The option contracts had a notional amount of $8.3 million and a purchase price of $55,000. The risk of loss associated with the options is limited to premium amounts paid for the option contracts.

On December 31, 2003, the Swiss Franc closed at 1.24 to 1.00 United States dollar and the Euro closed at 0.80 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar would have decreased our earnings for the six months ended December 31, 2003 by $555,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended December 31, 2003 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

PART II—OTHER INFORMATION

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

As of February 6, 2004, neither NAI nor its subsidiaries were a party to any material pending legal proceedings nor was any of their property the subject of any material pending legal proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on July 31, 1996	Exhibit 3(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the commission on September 17, 2003

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999	Exhibit A of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999.

10.3	Management Incentive Plan	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and Mark Zimmerman	Exhibit 10.4 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.5	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and Randell Weaver	Exhibit 10.5 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and Mark A. LeDoux	Exhibit 10.6 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.7	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and John Wise	Exhibit 10.7 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.8	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and John Reaves	Exhibit 10.8 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.9	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and Timothy E. Belanger	Exhibit 10.9 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.10	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company dated October 27, 2003	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

(b) Reports on Form 8-K

On October 27, 2003, we filed a Current Report on Form 8-K with the SEC that included a press release issued on October 27, 2003, announcing our financial results for the first quarter ended September 30, 2003. This report was the only report on Form 8-K that we filed during the quarterly period ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 6, 2004

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ John R. Reaves

John R. Reaves, Chief Financial Officer

Mr. Reaves is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.