Form 10-Q
period 2004-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2004-05-17
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of May 17, 2004, 5,889,992 shares of NAI’s common stock were outstanding, net of 61,000 treasury shares.

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

•	future financial and operating results, including projections of revenues, income, earnings per share, profit margins, expenditures, liquidity and other financial items;

•	inventories and facilities;

•	sources and availability of raw materials;

•	personnel;

•	operations outside the United States;

•	overall industry and market performance;

•	competition;

•	current and future economic and political conditions;

•	product development;

•	distribution channels and product sales and performance;

•	growth and acquisition strategies;

•	the outcome of regulatory and litigation matters;

•	customers;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2004	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,162	$5,482
Accounts receivable, net of allowance for doubtful accounts of $89 at March 31, 2004 and $27 at June 30, 2003	6,329	5,668
Inventories, net	12,270	7,845
Prepaid expenses	787	502
Other current assets	379	264

Total current assets	22,927	19,761

Property and equipment, net	10,804	10,820
Other assets, net	201	143

Total assets	$33,932	$30,724

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,634	$5,001
Accrued liabilities	1,862	1,106
Accrued compensation and employee benefits	1,657	717
Line of credit	900	—
Income taxes payable	103	46
Current portion of long-term debt	575	570

Total current liabilities	8,731	7,440

Long-term debt, less current portion	1,955	2,386
Long-term pension liability	200	121

Total liabilities	10,886	9,947

Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 8,000,000 shares authorized; issued and outstanding 5,920,992 at March 31, 2004 and 6,087,532 at June 30, 2003	59	61
Additional paid-in capital	10,689	11,426
Retained earnings	12,591	10,593
Treasury stock, at cost, 61,000 shares at March 31, 2004 and 272,400 shares at June 30, 2003	(293)	(1,303)

Total stockholders’ equity	23,046	20,777

Total liabilities and stockholders’ equity	$33,932	$30,724

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Operations And Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net sales	$21,268	$13,755	$55,184	$39,901
Cost of goods sold	16,215	10,468	42,090	30,367

Gross profit	5,053	3,287	13,094	9,534

Selling, general & administrative expenses	4,047	3,076	10,909	8,665

Income from operations	1,006	211	2,185	869

Other income (expense):
Interest income	3	25	21	53
Interest expense	(69)	(56)	(163)	(208)
Foreign exchange gain (loss)	(50)	13	95	(4)
Proceeds from vitamin antitrust litigation	—	—	—	225
Other, net	(22)	(15)	(69)	(56)

	(138)	(33)	(116)	10

Income before income taxes	868	178	2,069	879
Provision for income taxes	13	6	71	21

Net income	$855	$172	$1,998	$858

Net income per common share:
Basic	$0.15	$0.03	$0.34	$0.15

Diluted	$0.13	$0.03	$0.32	$0.14

Weighted average common shares outstanding:
Basic shares	5,848,841	5,814,258	5,830,508	5,807,143
Diluted shares	6,335,462	6,061,391	6,201,686	6,004,304

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash flow from operating activities
Net income	$1,998	$858
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	62	(75)
Depreciation and amortization	2,029	1,830
Non-cash compensation	100	56
Pension expense, net of contributions	79	(64)
Loss on disposal of asset	15	4
Changes in operating assets and liabilities:
Accounts receivable	(723)	(897)
Inventories	(4,425)	(603)
Prepaid expenses	(285)	(593)
Other assets	(177)	682
Accounts payable and accrued liabilities	(574)	293
Accrued compensation and employee benefits	940	194

Net cash provided by (used in) operating activities	(961)	1,685

Cash flows from investing activities
Proceeds from sale of property and equipment	—	109
Capital expenditures	(2,028)	(752)
Repayment of notes receivable	4	71

Net cash used in investing activities	(2,024)	(572)

Cash flows from financing activities
Net borrowings on line of credit	900	—
Borrowings on long-term debt	—	2,500
Payments on long-term debt	(426)	(1,565)
Decrease in restricted cash	—	1,500
Proceeds from issuance of common stock	191	30

Net cash provided by financing activities	665	2,465

Net increase (decrease) in cash and cash equivalents	(2,320)	3,578
Cash and cash equivalents at beginning of period	5,482	640

Cash and cash equivalents at end of period	$3,162	$4,218

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$163	$208

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim, unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the nine months ended March 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Stock- Based Compensation

We have stock option plans under which we have granted non-qualified and incentive stock options to employees and non-employee directors. We also have an employee stock purchase plan. We account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. We have adopted the disclosure-only alternative of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation –Transition and Disclosure” (“SFAS 148”).

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

For purposes of pro forma disclosures, we have amortized the estimated fair value of the options to expense over the options’ vesting periods. Our pro forma information under SFAS 123 and SFAS 148 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income - as reported	$855	$172	$1,998	$858
Plus: Reported stock-based compensation	84	5	100	56
Less: Fair value stock-based compensation	(259)	(86)	(462)	(231)

Net income - pro forma	$680	$91	$1,636	$683

Reported basic net income per common share	$0.15	$0.03	$0.34	$0.15

Pro forma basic net income per common share	$0.12	$0.02	$0.28	$0.12

Reported diluted net income per common share	$0.13	$0.03	$0.32	$0.14

Pro forma diluted net income per common share	$0.11	$0.02	$0.26	$0.11

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except share and per share data)
Numerator
Net income	$855	$172	$1,998	$858

Denominator
Basic weighted average common shares outstanding	5,848,841	5,814,258	5,830,508	5,807,143
Dilutive effect of stock options	486,621	247,133	371,178	197,161

Diluted weighted average common shares outstanding	6,335,462	6,061,391	6,201,686	6,004,304

Basic net income per common share	$0.15	$0.03	$0.34	$0.15

Diluted net income per common share	$0.13	$0.03	$0.32	$0.14

Shares related to stock options of 55,000 for the three months ended March 31, 2004, and 82,000 for the nine months ended March 31, 2004, were excluded from the calculation of diluted net income per share, as the effect of their inclusion would be anti-dilutive.

Shares related to stock options of 65,000 for the three months ended March 31, 2003, and 100,000 for the nine months ended March 31, 2003, were excluded from the calculation of diluted net income per share, as the effect of their inclusion would be anti-dilutive.

B. Inventories

Inventories, net at March 31, 2004, consisted of (in thousands):

Raw materials	$6,102
Work in progress	3,405
Finished goods	2,763

$12,270

C. Property and Equipment

The following is a summary of property and equipment at March 31, 2004 (in thousands):

	Depreciable Life In Years
Land	NA	$393
Building and building improvements	5 - 39	3,327
Machinery and equipment	3 - 15	16,925
Office equipment and furniture	5 - 7	4,383
Vehicles	3	228
Leasehold improvements	1 - 10	4,519

Total property and equipment		29,775
Less: accumulated depreciation and amortization		(18,971)

Property and equipment, net		$10,804

D. Debt

As of March 31, 2004, we had a $6.5 million credit facility that was due to expire on October 24, 2004. The facility was comprised of a $4.0 million working capital line of credit and a $2.5 million term loan and was secured by all of our assets. The working capital line of credit was subject to eligibility requirements for current accounts receivable and inventory balances. As of March 31, 2004, we had $900,000 outstanding under the line of credit and a $1.8 million outstanding term loan balance. As of March 31, 2004, we had approximately $2.3 million available under the line of credit. The interest rate on the line of credit and term loan was prime plus 0.5%. This entire credit facility was refinanced on May 11, 2004.

On May 11, 2004, we entered into a new $12.0 million credit facility with a bank. The facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans secured by all of our assets. The working capital line of credit has a 2.5-year term, interest rate of LIBOR plus 1.75% and is subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our building at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan to refinance our outstanding term loan under the previous credit facility, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans will be approximately $62,000 plus interest.

On May 2, 1996, we entered into a term loan agreement for $1.1 million, secured by our building, at an annual interest rate of 8.25%. The loan is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. The outstanding amount was $696,000 at March 31, 2004.

The composite interest rate on all outstanding debt was 6.00% at March 31, 2004, and 6.74% at March 31, 2003.

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

On January 22, 2004, we executed our option under the new lease to expand the premises to include an additional 42,000 square feet contiguous to our existing space at 1211C Park Center Drive, for a total of 162,000 square feet of leased space in Vista, California. As we do not require the additional 42,000 square feet immediately, on February 25, 2004, we entered into a sublease agreement with the current tenant. The sublease is for a term of one year beginning April 1, 2004, and provides for monthly rental income equal to our rental expense for the space. We plan on using the space to expand our packaging operations in fiscal 2006.

As required under the terms of the new lease and option to expand the premises, on May 11, 2004, we provided a letter of credit in the amount of $440,000 to the landlord. The amount of the letter of credit will be reduced by approximately 33% each year. The letter of credit reduces the availability under our line of credit by $440,000.

On April 5, 2004, we entered into an agreement with a general contractor to build out the tenant improvements for the additional 46,000 square feet contiguous to our existing space at the 1215 Park Center Drive location that was leased on October 27, 2003. The agreement is for a term of approximately four months, commencing after building permits are received. We anticipate receiving the permits in June 2004. The agreement includes an approved budget of $3.2 million. Our new lease agreement provides a $960,000 tenant improvement allowance that will be funded by our landlord. The remaining $2.2 million will be disbursed over the term of the agreement.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) as of March 31, 2004 for the remainder of fiscal 2004 and the following four fiscal years, under all non-cancelable operating leases, (with initial or remaining lease terms in excess of one year) are set forth below (in thousands):

	2004	2005	2006	2007	2008	Thereafter
Gross minimum rental commitments	$258	$1,576	$1,580	$1,564	$1,586	$8,668
Sublease income commitments	(68)	(204)	—	—	—	—

	$190	$1,372	$1,580	$1,564	$1,586	$8,668

F. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan, which provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 21, 1999, we adopted an amendment to freeze benefit accruals to the participants. At March 31, 2004, the amortized portion of the unfunded accrued liability for prior service cost, using a 30-year funding period, was approximately $200,000. This amount was accrued. Our policy is to fund the net pension cost accrued. However, we will not contribute an amount less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or more than the maximum tax-deductible amount.

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Interest cost	$17	$16	$50	$47
Expected return on plan assets	(16)	(17)	(48)	(51)

	$1	$(1)	$2	$(4)

G. Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of any of these customers could have a material adverse impact on our net sales and earnings. Sales by customer, representing 10% or more of the respective period’s total sales, were (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2004		2003		2004		2003
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$8,510	40%	$5,756	42%	$23,179	42%	$17,234	43%
Customer 2	6,388	30	4,361	32	15,070	27	10,774	27
Customer 3	2,036	10	(a)	(a)	(a)	(a)	(a)	(a)

	$16,934	80%	$10,117	74%	$38,249	69%	$28,008	70%

(a)	Net sales were less than 10% of total net sales.

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and earnings. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases are shown below (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2004		2003		2004		2003
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$2,151	25%	$2,637	39%	$6,969	27%	$5,800	35%
Supplier 2	950	11	(a)	(a)	(a)	(a)	(a)	(a)
Supplier 3	889	10	(a)	(a)	(a)	(a)	1,654	10

	$3,990	46%	$2,637	39%	$6,969	27%	$7,454	45%

(a)	Purchases were less than 10% of total raw material purchases.

H. Segment Information

Our segment information by geographic area was (in thousands):

	Net Sales for the Three Months Ended March 31,		Net Sales for the Nine Months Ended March 31,
	2004	2003	2004	2003
United States	$18,932	$12,238	$48,666	$34,577
Europe	2,336	1,517	6,518	5,324

	$21,268	$13,755	$55,184	$39,901

	Long Lived Assets		Total Assets
	March 31, 2004	June 30, 2003	March 31, 2004	June 30, 2003
United States	$10,118	$9,996	$28,777	$26,724
Europe	1,224	1,362	5,155	4,000

	$11,342	$11,358	$33,932	$30,724

I. Contingencies

We were a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials that we purchased. Other similarly situated companies filed a number of similar lawsuits against some or all of the same manufacturers. Our lawsuit was consolidated with some of the others and captioned In re: Vitamin Antitrust Litigation. As of June 30, 2003 all of the Company’s claims under the Vitamin Antitrust Litigation were settled. Settlement payments received by the Company of $225,000 are included in proceeds from vitamin antitrust litigation in the accompanying statements of operations for the nine months ended March 31, 2003.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2004. You should read the following discussion and analysis together with our unaudited financial statements and the notes to the financial statements included under Item 1 in this report, as well as the information included in our 2003 Annual Report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations as described below.

Executive Overview

The following Executive Overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This Executive Overview should be read in conjunction with the other sections of this Item 2 and this report.

Our primary business activity is to provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health and personal care products, to consumers both within and outside the United States. Our private label contract manufacturing customers include companies that market nutritional supplements through direct sales marketing channels, direct response television and retail stores. Additionally, under our direct-to-consumer (“DTC”) marketing program, we develop, manufacture and market our own products. Under the DTC marketing program, we work with nationally recognized physicians and other personalities to develop brand name products that reflect their individual approaches to restoring, maintaining or improving health. DTC marketing program products are sold through a variety of distribution channels including television programs, print media, radio and the internet. We manufacture products in a variety of forms, including capsules, tablets, chewable wafers, and powders to accommodate a variety of consumer preferences.

We believe the lack of relevant and reliable consumer education about nutrition and nutritional supplementation combined with the duplication of brands and products in the retail sales channel creates a significant opportunity for the direct sales marketing channel. The direct sales marketing channel has proved, and we believe will continue to prove, to be a highly effective method for marketing high quality nutritional supplements as associates personally educate consumers on the benefits of science based nutritional supplements. We believe this education process can lead to premium product pricing and avoid competing with brands of inferior quality and lower pricing in the retail distribution channel. Our two largest customers operate in the direct sales marketing channel and, therefore; our growth has been fueled by the effectiveness of this marketing channel.

We believe the DTC marketing program can be an effective method for marketing our high quality nutritional supplements, as consumers are able to purchase science based nutritional supplements that are explained and recommended by a recognized physician. In March 2000, we launched Basic Nutrient Support™, our first product developed in collaboration with Dr. Reginald B. Cherry, M.D. In fiscal 2001, we launched Dr. Cherry’s Pathway to Healing™ product line. As of March 31, 2004, the product line had grown to include nineteen condition specific custom formulated products. The products are primarily marketed through a weekly television program. This brand has comprised 100% of our DTC net sales as of March 31, 2004. We believe the recent decline in net sales for this brand has been largely due to the reduced effectiveness of the television programming to attract new customers in our primary television market and reduced media spending in new television markets. We are currently investing in upgrading the content and style of the television programs in an effort to attract new customers. We anticipate introducing the upgraded television programs in the second quarter of fiscal 2005. There can be no assurance that our investment in the upgraded television programs will produce higher net sales for this brand.

In April 2003, we introduced our Jennifer O’Neill Signature Line™ of nutritional supplements and skin care products. The products were marketed through print media and personal appearances. The marketing program did not produce favorable results and, therefore; was terminated in the third quarter of fiscal 2004.

In March 2004, we introduced our Chopra Center Essentials™ product line. As of March 31, 2004, the product line included eight condition specific custom formulated products. The product line was initially marketed through print media and the transformativehealth.com website. We plan to implement a direct mail marketing strategy in the second quarter of fiscal 2005.

Establishing, building and maintaining brands in the DTC marketing program requires significant cash outlays for product development, initial inventory build, introducing the brand, testing alternative marketing channels, upgrading marketing programs and performing fulfillment activities. Our investments in building new brands for the DTC marketing channel can be of a higher risk than growing our private label contract manufacturing business. We believe, however, that established DTC brands have the long-term potential to improve our operating margins due to higher gross margins than those derived from products sold to private label contract manufacturing customers.

Overall, we believe there is an opportunity to enhance consumer confidence in the quality of our nutritional supplements and their adherence to label claims through the education provided by direct sales and DTC marketing programs. We believe our Good Manufacturing Practices (“GMP”) certified manufacturing operations, science based product formulation, clinical studies and regulatory expertise provide us with a sustainable competitive advantage by providing our customers with a high degree of confidence in our products.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements,” or SAB 101. SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

Additionally, we record reductions to gross revenue for estimated returns of private label contract manufacturing products and DTC products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and DTC product returns. However, the estimate for product returns does not reflect the impact of a large product return resulting from changes in regulatory requirements, product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.

Inventory Reserve

We operate primarily as a private label contract manufacturer that builds products following receipt of customer specific purchase orders. As a result, we have limited realization risk in finished goods and work-in-process inventories. Our inventory reserve primarily relates to realization risk for raw materials. Our estimate to reduce inventory to net realizable value is based upon expiration of the raw materials’ efficacy, foreseeable demand of raw materials, market conditions and specific factors that arise from time to time related to regulatory and other factors. The reserve level reflects our historical experience. If demand and/or market conditions are less favorable than we estimate, additional inventory reserves may be required.

Accounting for Income Taxes

We estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as property and equipment depreciation, for tax and financial reporting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax examination reviews. At March 31, 2004, we assessed the need for a valuation allowance on our deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the limited historical taxable income and the uncertainty about sufficient near term taxable income, we believe that this evidence creates sufficient uncertainty about the realizability of the net deferred tax assets. Therefore, a full valuation allowance was recorded at March 31, 2004.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect our estimate of current and past due receivable balances that could not be collected. The allowance for doubtful accounts is based upon the current month private label contract manufacturing gross sales and a review of specific accounts. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses in the receivable balance under current conditions; however significant deterioration in the financial condition of our customers, resulting in an impairment of their ability to make payments, could materially change these expectations and additional allowance may be required.

Defined benefit pension plan

The plan obligation and related assets of the defined benefit retirement plan are presented in the Notes to Consolidated Financial Statements included in our 2003 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued based upon third party market quotations. Independent actuaries through the use of a number of assumptions determine plan obligation and annual pension expense. Key assumptions in measuring the plan obligation include the discount rate and estimated future return on plan assets. In determining the discount rate, the actuary utilizes an average long-term bond yield. Asset returns are based upon the historical returns of multiple asset classes to develop a risk free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free rate of return and the associated risk premium. A weighted average rate is developed based on the overall rates and the plan’s asset allocation.

We have discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosure relating to these policies.

Recent Developments

On January 22, 2004, we executed the option under our operating lease to expand the premises to include an additional 42,000 square feet contiguous to our existing space at 1211C Park Center Drive, for a total of 162,000 square feet of leased space in Vista, California. As we do not require the additional 42,000 square feet immediately, on February 25, 2004, we entered into a sublease agreement with the current tenant. The sublease is for a term of one year beginning April 1, 2004, and provides for monthly rental income equal to our monthly rental expense for the space. We plan on using the space to expand our packaging operations in fiscal 2006.

On April 5, 2004, we entered into an agreement with a general contractor to build out the tenant improvements for 46,000 square feet contiguous to our existing space at the 1215 Park Center Drive location that was leased on October 27, 2003. The agreement is for a term of approximately four months, commencing after building permits are received. The agreement includes an approved budget of $3.2 million. Our new lease agreement provides a $960,000 tenant improvement allowance that will be funded by our landlord. The remaining $2.2 million will be disbursed over the term of the agreement.

On May 11, 2004, we entered into a new $12.0 million credit facility with a bank. The facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans and is secured by all of our assets. The working capital line of credit has a 2.5-year term, interest rate of LIBOR plus 1.75% and is subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our building at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan to refinance our outstanding term loan under the previous credit facility, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans will be approximately $62,000 plus interest.

Additionally, we continue to evaluate expansion opportunities that could increase product lines, enhance our manufacturing capabilities or reduce risks associated with a variety of factors.

Results of Operations – Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Net Sales

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Private Label Contract Manufacturing	$18,966	$11,259
Direct-to-Consumer Marketing Program	2,302	2,496

Total Net Sales	$21,268	$13,755

Total net sales for the quarter ended March 31, 2004 increased $7.5 million, or 55% over the comparable quarter last year. The net sales growth resulted from a $7.7 million, or 68%, increase in private label contract manufacturing sales offset by a ($194,000), or 8%, decrease in DTC net sales.

The increase in private label contract manufacturing sales was due primarily to an increase of $4.8 million in net sales to our two largest customers, including $1.4 million from new products and $3.4 million from established products. Additionally, the increase in private label contract manufacturing sales included $3.2 million of new products formulated for new private label contract manufacturing customers. Looking forward, we anticipate growth in private label contract manufacturing sales in the fourth quarter of approximately 4% to 6% over the third quarter of fiscal 2004.

The decrease in DTC sales was partially due to a reduction in our media spending investment in new television markets for the Dr. Cherry Pathway to Healing™ brand, as the investment did not produce what we considered to be adequate results. Additionally, we experienced a reduction in new customer acquisitions from our primary television market, while the average order value remained consistent. During the third quarter we identified opportunities to improve the content and style of the television programs. We anticipate introducing the upgraded television programs in the second quarter of fiscal 2005. Looking forward, we anticipate a further reduction in DTC sales over the near term.

Gross Profit

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Gross Profit	$5,053	$3,287
As a Percentage of Net Sales	23.8%	23.9%

Gross profit margin was consistent at 23.8% for the three months ended March 31, 2004 compared to 23.9% for the comparable quarter last year. The gross profit margin remained consistent due to a 1.5 percentage point increase in material cost as a percentage of net sales, offset by a 1.4 percentage point decrease in labor and overhead as a percentage of net sales. Looking forward, we expect our quarterly gross profit margin to remain relatively consistent with the third quarter of fiscal 2004.

Our material cost as a percentage of net sales was 54.3% ($11.5 million) for the three months ended March 31, 2004 and 52.8% ($7.3 million) for the comparable quarter last year. The increase in material cost as a percentage of net sales was primarily due to recording inventory reserves of $145,000 for raw materials identified as slow moving or for which there has been limited demand. Additionally, inventory reserves of $111,000 were recorded for Jennifer O’Neill Signature Line™ products along with $120,000 of remaining royalty payments due to Jennifer O’Neill as of March 31, 2004 as a result of terminating the Jennifer O’Neill Signature Line™ brand. These charges were partially offset by a favorable shift in our sales mix to higher margin products of $84,000.

Our labor and overhead expenses as a percentage of net sales were 21.9% ($4.7 million) for the three months ended March 31, 2004 compared to 23.3% ($3.2 million) for the comparable quarter last year. The decrease in labor and overhead as a percentage of net sales was primarily due to fixed cost leverage on higher net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.0 million (19.0% of net sales) in the three months ended March 31, 2003, compared to $3.1 million (22.4% of net sales) in the comparable quarter last year. The increase in absolute dollars of $971,000 was primarily due to the additional $600,000 for anticipated compensation payments under our fiscal 2004 Management Incentive Plan, $109,000 in compensation and relocation costs to strengthen our research and development team, $135,000 in property, product liability and general liability insurance premiums, $88,000 in sales commissions, $51,000 for clinical studies, $34,000 in pension expense, $34,000 in bad debt expense for inherent collection risks and $31,000 in regulatory consulting, partially offset by the $200,000 reduction in our DTC media investment. Looking forward, we anticipate selling, general and administrative expenses for the fourth quarter of fiscal 2004 to remain relatively consistent as a percentage of net sales with the third quarter of fiscal 2004.

Income from Operations

Our income from operations was $1.0 million for the three months ended March 31, 2004, compared to $211,000 in the comparable quarter last year. The improvement in our income from operations was due to the increase in gross profit of $1.8 million from higher net sales, partially offset by incremental selling, general and administrative expenses of $971,000.

Other income (expense)

Other income (expense) was ($138,000) for the three months ended March 31, 2004, compared to ($33,000) in the comparable quarter last year. The decrease was primarily due to the increase of $63,000 in foreign exchange losses on the translation of Euro denominated cash and receivables. Looking forward, in the fourth quarter of fiscal 2004 we anticipate incurring a $30,000 prepayment penalty, in addition to a $37,000 write-off of deferred loan origination costs as a result of refinancing our credit facility. Additionally, if the US dollar continues to strengthen against the Euro in the fourth quarter of fiscal 2004, we anticipate incurring additional foreign exchange losses for the translation of Euro denominated cash and receivables.

Income taxes

Based on the historical operating losses and the uncertainty about sufficient near term taxable income, a full valuation allowance was recorded at March 31, 2004. If we continue to achieve operating results comparable to recent quarters, we anticipate a reduction of the valuation allowance and the recognition of a deferred tax benefit in the fourth quarter of fiscal 2004.

Net Income

Our net income was $855,000 ($0.13 per diluted share) for the three months ended March 31, 2004 compared to $172,000 ($0.03 per diluted share) in the comparable quarter last year. The net income improvement was due to the increase in income from operations of $795,000 offset by an increase in other expense of $105,000.

Results of Operations – Nine Months Ended March 31, 2004 vs. Nine Months Ended March 31, 2003

Net Sales

	Nine Months Ended March 31,
	2004	2003
	(in thousands)
Private Label Contract Manufacturing	$47,415	$32,379
Direct-to-Consumer Marketing Program	7,769	7,522

Total Net Sales	$55,184	$39,901

Total net sales for the nine months ended March 31, 2004 increased $15.3 million, or 38%, over the comparable period last year. The net sales growth resulted from a $15.0 million, or 46%, increase in private label contract manufacturing sales and a $247,000, or 3%, increase in net sales from our direct-to-consumer marketing program.

The increase in private label contract manufacturing sales was due primarily to an increase of $10.2 million in net sales for our two largest customers, including $2.9 million from new products and $7.3 million from established products. Additionally, the increase in private label contract manufacturing sales included $5.7 million of new products formulated for new private label contract manufacturing customers.

Gross Profit

	Nine Months Ended March 31,
	2004	2003
	(in thousands)
Gross Profit	$13,094	$9,534
As a Percentage of Net Sales	23.7%	23.9%

Gross profit margin was consistent at 23.7% for the nine months ended March 31, 2004 compared to 23.9% for the comparable period last year. The gross profit margin remained consistent due to a 1.2 percentage point increase in material cost as a percentage of net sales, offset by a 1.0 percentage point decrease in labor and overhead as a percentage of net sales.

Our material cost as a percentage of net sales was 53.6% ($29.6 million) in the nine months ended March 31, 2004 and 52.4% ($20.9 million) in the comparable period last year. The increase in material cost as a percentage of net sales was primarily due to recording inventory reserves of $779,000 for specific inventory realization risks and $111,000 for Jennifer O’Neill Signature Line™ products as a result of terminating the Jennifer O’Neill Signature Line™ brand. Additionally, incremental royalty payments of $220,000 were recognized for Jennifer O’Neill and Deepak Chopra. These charges were partially offset by a favorable shift in our sales mix to higher margin products of $800,000.

Our labor and overhead expenses as a percentage of net sales were 22.7% ($12.5 million) for the nine months ended March 31, 2004 compared to 23.7% ($9.5 million) in the comparable period last year. The decrease in labor and overhead as a percentage of net sales was primarily due to fixed cost leveraging on higher net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.9 million (19.8% of net sales) in the nine months ended March 31, 2004, compared to $8.7 million (21.7% of net sales) in the comparable period last year. The increase in absolute dollars of $2.2 million was primarily due to the additional $690,000 for anticipated compensation payments under our fiscal 2004 Management Incentive Plan, $319,000 in property, product liability and general liability insurance premiums, $194,000 in regulatory consulting, $185,000 in compensation and relocation costs to strengthen our research and development team, $185,000 in DTC media investment, $184,000 in sales commissions, $139,000 in pension expense and $96,000 in bad debt expense.

Income from Operations

Our income from operations was $2.2 million for the nine months ended March 31, 2004 compared to $869,000 in the comparable period last year. The improvement in our income from operations was due to the increase in gross profit of $3.6 million from higher net sales, partially offset by incremental selling, general and administrative expenses of $2.2 million.

Other income (expense)

Other income (expense) was ($116,000) for the nine months ended March 31, 2004, compared to $10,000 in the comparable period last year. The decrease in other income (expense) was primarily due to the prior year proceeds from the settlement of claims associated with the vitamin antitrust litigation of $225,000, partially offset by a $99,000 increase in foreign exchange gains in fiscal 2004 from the translation of Euro denominated cash and receivables.

Net Income

Our net income was $2.0 million ($0.32 per diluted share) for the nine months ended March 31, 2004 compared to $858,000 ($0.14 per diluted share) in the comparable period last year. The net income improvement was due to the increase in income from operations of $1.3 million offset by an increase in other expense of $126,000. Excluding the effects of litigation settlement proceeds of $225,000 in the first quarter of fiscal 2003, net income increased $1.4 million or $0.21 per diluted share.

Liquidity and Capital Resources

Our working capital increased in the nine months ended March 31, 2004 to $14.2 million versus $12.3 million at June 30, 2003. Cash and cash equivalents decreased $2.3 million primarily as a result of an increase of $4.4 million in inventory. Inventory increased primarily due to customer requirements and potential revenue growth.

Accounts receivable, net of the allowance for doubtful accounts, increased $661,000 at March 31, 2004 compared to June 30, 2003 due to the increase in net sales. Days sales outstanding decreased to 23 days at March 31, 2004 from 26 days at June 30, 2003. Accounts payable as a percentage of inventory was 30% at March 31, 2004 versus 64% at June 30, 2003 due to timing of disbursements to vendors.

Approximately $1.5 million of our operating cash flow was generated by NAIE in the nine months ended March 31, 2004. As of March 31, 2004, there were no material restrictions on the transfer of these funds within the Company.

Capital expenditures for the nine months ended March 31, 2004 were approximately $2.0 million. These expenditures included approximately $1.3 million for the continuing investment in our domestic manufacturing equipment. We plan on investing approximately $1.0 million of capital expenditures in the fourth quarter of fiscal 2004 to expand manufacturing capacity and improve efficiency in packaging operations. Additionally, in the first four months of fiscal 2005 we plan on investing $2.2 million in tenant improvements, net of a $960,000 tenant improvement allowance that will be funded by our landlord, to build out the 46,000 square feet contiguous to our existing space at 1215 Park Center Drive.

Our consolidated debt increased to $3.4 million at March 31, 2004 from $3.0 million at June 30, 2003. Our consolidated debt of $3.4 million included a $696,000 term loan secured by our building. Additionally, as of March 31, 2004, we had a $1.8 million term loan outstanding and a $900,000 working capital line of credit balance that were part of a credit facility that was due to expire in October 2004. The credit facility was secured by all of our assets. The working capital line of credit was subject to eligibility requirements for current accounts receivable and inventory balances. As of March 31, 2004, we had $2.3 million available under the line of credit, net of the outstanding letter of credit. The interest rate on the term loan and line of credit was prime plus 0.5%.

On May 11, 2004 we entered into a new $12.0 million credit facility with a bank to refinance our existing credit facility. The new facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans and is secured by all of our assets. The working capital line of credit has a 2.5-year term, interest rate of LIBOR plus 1.75% and is subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our building at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan to refinance our outstanding term loan under the previous credit facility, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the new term loans will be approximately $62,000 plus interest.

The new credit facility provided a $2.2 million increase in our cash position and an additional $4.4 million in borrowing capacity from the line of credit, net of the letter of credit issued on May 11, 2004 to our landlord, which reduced the availability under the line of credit by $440,000.

We plan on funding our current working capital needs, capital expenditures and debt payments using cash flow from operations and our new credit facility.

On January 6, 2004 we purchased option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The option contracts have a notional amount of $8.3 million and a purchase price of $55,000. The premium associated with each option contract is marked-to-market and realized gains or losses are recognized on the settlement date in cost of goods sold. For the nine months ended March 31, 2004 approximately $22,000 had been charged to cost of goods sold for options contracts outstanding during the year. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor do we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at May 11, 2004 (in thousands).

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term Debt	$4,739	$830	$949	$1,005	$1,955
Operating Leases (1)	14,810	1,069	3,096	3,108	7,537
Construction agreement (2)	2,192	2,192	—	—	—
Purchase Obligation (3)	246	246	—	—	—

Total Obligations	$21,987	$4,337	$4,045	$4,113	$9,492

(1)	Operating lease obligations are shown net of $249,000 in sublease rental income that should be received through March 2005.
(2)	Construction agreement obligation is shown net of $960,000 tenant improvement allowance provided under our lease agreement signed on October 27, 2003.
(3)	On October 20, 2003 we entered into a purchase obligation for certain raw materials from a supplier for one year. Raw materials are to be delivered by the supplier as needed. This obligation is not recorded in our consolidated financial statements until delivery of raw material has occurred.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. FIN 46 was revised in December 2003 and clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. We currently have no investments in entities within the scope of FIN 46 and as a result the application of FIN 46 had no material effect on our financial statements.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pension and Other Postretirement Benefits” (“Revised Statement 132”). Revised Statement 132 revises employers’ required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Revised Statement 132 requires disclosures in addition to those in the original FASB No. 132. Revised Statement 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by Revised Statement 132 are effective for interim periods beginning after December 15, 2003. We adopted Revised Statement 132 beginning in the third quarter of fiscal 2004 and it did not have a material impact on our financial statements or related footnotes.

In March 2004, the FASB issued an exposure document entitled “Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards)”. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, will result in significant compensation expense charges to our future results of operations. The proposed statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 2004, had been accounted for using the fair-value method of accounting. Retrospective application of the proposed statement is not permitted.

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

Interest Rates

At March 31, 2004, we had fixed rate debt of $696,000 and variable rate debt of approximately $2.7 million. The interest rate on our variable rate debt was equal to prime plus 0.5%, and was 4.5% as of March 31, 2004. An immediate one hundred basis point (1.0%) increase in the interest rate on our variable rate debt, holding other variables constant, would increase our interest expense by $23,000 for the nine months ended March 31, 2004. We refinanced our credit facility on May 11, 2004. The new facility includes variable interest rates ranging from LIBOR plus 1.75% to LIBOR plus 2.25%. Interest rates have been at or near historic lows in recent years. There can be no guarantee that interest rates will not rise. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

On January 6, 2004, we bought option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The option contracts had a notional amount of $8.3 million and a purchase price of $55,000. The risk of loss associated with the options is limited to premium amounts paid for the option contracts. As of March 31, 2004, we had not exercised any of the options and three of the options had expired.

On March 31, 2004, the Swiss Franc closed at 1.28 to 1.00 United States dollar and the Euro closed at 0.82 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar would have decreased our earnings for the nine months ended March 31, 2004 by $1.1 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended March 31, 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

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

As of May 17, 2004, neither NAI nor its subsidiaries were a party to any material pending legal proceedings nor was any of their property the subject of any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on January 30, 2004. The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of two Class I directors to serve until the next annual meeting of stockholders held to elect Class I directors and until their successors are elected and qualified:
Mark A. LeDoux	5,014,948	398,378	—	—	—
Joe E. Davis	5,013,246	400,080	—	—	—

Approval of an amendment to our 1999 Omnibus Equity Incentive Plan, including an increase of 500,000 shares authorized for issuance under the plan	2,085,650	—	609,798	59,111	5,413,326

Ratification of the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2004	5,385,920	—	13,675	13,731	420,721

In accordance with the terms set forth in the proxy statement related to the solicitation of proxies for use at the annual meeting, an abstention from voting was used for the purpose of establishing a quorum, and was considered a vote “against” a proposal. A broker non-vote was also used for the purpose of establishing a quorum, but was not counted in the voting process. Each of the above directors and matters was approved by the stockholders at the annual meeting.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on July 31, 1996	Exhibit 3(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the commission on September 17, 2003

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999	Exhibit A of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999.

10.3	Management Incentive Plan	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and Mark Zimmerman	Exhibit 10.4 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.5	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and Randell Weaver	Exhibit 10.5 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and Mark A. LeDoux	Exhibit 10.6 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.7	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and John Wise	Exhibit 10.7 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.8	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and John Reaves	Exhibit 10.8 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.9	Form of Executive Employment Agreement dated as of September 13, 2003, by and between NAI and Timothy E. Belanger	Exhibit 10.9 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.10	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company dated October 27, 2003	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.11	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

(b) Reports on Form 8-K

On February 2, 2004, we filed a Current Report on Form 8-K with the SEC that included a press release issued on February 2, 2004, announcing our financial results for the second quarter ended December 31, 2003. This report was the only report on Form 8-K that we filed during the quarterly period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2004

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ John R. Reaves
John R. Reaves, Chief Financial Officer

Mr. Reaves is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.