Form 10-K
period 2004-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2004-09-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

000-15701

(Commission file number)

NATURAL ALTERNATIVES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State of incorporation)	(IRS Employer Identification No.)

1185 Linda Vista Drive San Marcos, California 92078	(760) 744-7340
(Address of principal executive offices)	(Registrant’s telephone number)

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

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2003) was approximately $28,201,843 (based on the closing sale price of $6.40 reported by Nasdaq on December 31, 2003). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of September 13, 2004, 5,928,766 shares of NAI’s common stock were outstanding, net of 61,000 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 3, 2004, to be filed on or before October 28, 2004.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenues, income, net income per share, profit margins, expenditures, liquidity and other financial items;

•	inventories and the adequacy and intended use of our facilities;

•	sources and availability of raw materials;

•	personnel;

•	operations outside the United States;

•	overall industry and market performance;

•	competition;

•	current and future economic and political conditions;

•	development of new products, brands and marketing strategies;

•	distribution channels and product sales and performance;

•	growth, expansion and acquisition strategies;

•	the outcome of regulatory and litigation matters;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

Our vision is to enrich the world through the best of nutrition.

As our primary business activity, we provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Additionally, under our direct-to-consumer marketing program, we develop, manufacture and market our own products. Under the direct-to-consumer marketing program, we work with nationally recognized physicians and other personalities to develop brand name products that reflect their individual approaches to restoring, maintaining or improving health.

Our U.S.-based manufacturing facilities are located in San Marcos and Vista, California. These facilities have been certified by the Therapeutic Goods Administration (TGA) of Australia since October 1999 (March 2000 for our packaging facility). TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every three years. Our facilities are scheduled for review in fiscal 2005.

Our California facilities also have been awarded Good Manufacturing Practices (GMP) registration by NSF International (NSF) through the NSF Dietary Supplements Certification Program since October 2002. GMP requirements are regulatory requirements that provide guidelines for necessary processes, procedures and documentation to assure the product produced has the identity, strength, composition, quality and purity it is represented to possess. GMP registrations are reviewed annually. Our last review was in May 2004.

Natural Alternatives International Europe S.A. (NAIE), our wholly owned subsidiary existing under the laws of Switzerland, also operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license to process pharmaceuticals for packaging, importation, export and sale within Switzerland and other countries from the Swissmedic Authority of Bern, Switzerland. We believe the license can help improve our ability to develop relationships with new customers. The license is valid until January 2009.

In addition to our operations in the United States and Switzerland, we have a full-time representative in Japan who provides a range of services to our customers seeking to expand into the Japanese market and other markets in the Pacific Rim. These services include regulatory and marketing assistance along with guidance and support in adapting products to these markets.

Originally founded in 1980, Natural Alternatives International, Inc. reorganized as a Delaware corporation in 1989. Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, NAIE and our other wholly owned subsidiaries. Our principal executive offices are located at 1185 Linda Vista Drive, San Marcos, California, 92078.

Business Strategy

Our goals are to increase and diversify our net sales while improving our overall financial results. To achieve these goals, we intend to:

•	capitalize on the strength of our existing customer relationships through new product introductions;

•	develop new customer relationships both within and outside the United States;

•	continue to develop new products, marketing strategies and brands within our direct-to-consumer marketing program, which we believe could improve our operating margins over the long term due to generally higher gross margins than those derived from products sold to private label contract manufacturing customers;

•	improve brand awareness;

•	further diversify by entering new markets outside the United States and/or expanding our presence in existing markets;

•	strengthen our offering of customized services including product formulation, clinical studies, regulatory assistance and product registration;

•	evaluate acquisition opportunities; and

•	improve efficiencies and manage costs.

Overall, we believe there is an opportunity to enhance consumer confidence in the quality of our nutritional supplements and their adherence to label claims through the education provided by direct sales and direct-to-consumer marketing programs. We believe our GMP certified manufacturing operations, science based product formulation, clinical studies and regulatory expertise provide us with a sustainable competitive advantage by providing our customers with a high degree of confidence in our products.

We believe the lack of relevant and reliable consumer education about nutrition and nutritional supplementation combined with the duplication of brands and products in the retail sales channel creates a significant opportunity for the direct sales marketing channel. The direct sales marketing channel has proved, and we believe will continue to prove, to be a highly effective method for marketing high quality nutritional supplements as associates personally educate consumers on the benefits of science based nutritional supplements. We believe this education process can lead to premium product pricing and avoid competing with brands of inferior quality and lower pricing in the retail distribution channel. Our two largest customers operate in the direct sales marketing channel. Thus, our growth has been fueled by the effectiveness of this marketing channel.

We believe our comprehensive approach to customer service is unique within our industry. We believe this approach, together with our commitment to high quality, innovative products and the leadership of our experienced management team, will provide the means to implement our strategies and achieve our goals. There can be no assurance, however, that we will successfully implement any of our business strategies or that we will increase or diversify our net sales or improve our overall financial results.

Products, Principal Markets and Methods of Distribution

Our primary business activity is to provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Our private label contract manufacturing customers include companies that market nutritional supplements through direct sales marketing channels, direct response television and retail stores. We manufacture products in a variety of forms, including capsules, tablets, chewable wafers, and powders to accommodate a variety of consumer preferences.

We provide strategic partnering services to our private label contract manufacturing customers, including the following:

•	customized product formulation;

•	clinical studies;

•	manufacturing;

•	marketing support;

•	international regulatory and label law compliance;

•	international product registration; and

•	package and labeling design.

Additionally, under our direct-to-consumer marketing program, we develop, manufacture and market our own products. Under the direct-to-consumer marketing program, we work with nationally recognized physicians and other personalities to develop brand name products that reflect their individual approaches to restoring, maintaining or improving health. Direct-to-consumer marketing program products are sold through a variety of distribution channels including television programs, print media and the internet.

We believe the direct-to-consumer marketing program can be an effective method for marketing our high quality nutritional supplements. In March 2000, we launched Dr. Cherry’s Pathway to Healing™ product line. As of June 30, 2004, the product line had grown to include nineteen condition specific, custom formulated products. The products are primarily marketed through a weekly television program.

In March 2004, we introduced our Chopra Center Essentials™ product line. As of June 30, 2004, the product line included nine condition specific, custom formulated products. The product line was initially marketed through print media and the transformativehealth.com website. We plan to implement a direct mail marketing strategy in the second quarter of fiscal 2005.

For the last three fiscal years, net sales from our private label contract manufacturing and direct-to-consumer marketing program were as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(Dollars in thousands)

Private Label Contract Manufacturing	$68,493	$45,768	$41,667
Direct-to-Consumer Marketing Program	10,041	10,194	8,370

Total Net Sales	$78,534	$55,962	$50,037

Research and Development

We are committed to quality research and development. We focus on the development of new science based products and the improvement of existing products. We continuously produce sample runs of products to help ensure their stability, potency, efficacy and safety. We maintain quality control procedures to verify that our products comply with applicable specifications and standards established by the Food and Drug Administration and other regulatory agencies. We also direct and participate in clinical research studies, often in collaboration with scientists and research institutions, to validate the benefits of a product and provide scientific support for product claims and marketing initiatives. We believe our research and development team of experienced personnel, as well as our facilities and strategic alliances with our suppliers and customers, allow us to effectively identify, develop and market high-quality and innovative products.

As part of the services we provide to our private label contract manufacturing customers, we may perform, but are not required to perform, certain research and development activities related to the development or improvement of their products. While our customers typically do not pay directly for this service, the cost of this service is included as a component of the price we charge to manufacture and deliver their products. Research and development costs, which include costs associated with regulatory compliance, are expensed as incurred.

Our research and development expenses for the last three fiscal years ended June 30 were $2.8 million for 2004, $1.7 million for 2003 and $821,000 for 2002.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty gelatin capsules, and components for packaging and distributing our finished products. We typically buy raw materials in bulk from a limited number of qualified vendors located both within and outside the United States. During fiscal 2004, Carrington Laboratories Incorporated was our largest supplier, accounting for 33% of our total raw material purchases.

We test the raw materials we buy to ensure their quality, purity and potency before we use them in our products. During the fiscal year ended June 30, 2004, we did not experience any shortages or difficulties obtaining adequate supplies of raw materials and we do not anticipate any significant shortages or difficulties in the near term.

Major Customers

NSA International, Inc. has been our largest customer over the past several years. During the fiscal year ended June 30, 2004, NSA International, Inc. accounted for approximately 40% of our net sales. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 30% of our net sales during fiscal 2004. Both NSA International, Inc. and Mannatech, Incorporated are private label contract manufacturing customers. No other customer accounted for 10% or more of our net sales during fiscal 2004. Our sales and marketing team is focused on obtaining new private label contract manufacturing customers to reduce the risks associated with deriving a significant portion of our net sales from a limited number of customers, while at the same time increasing our net sales.

Competition

We compete with other manufacturers and distributors of vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, both within and outside the United States. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements and other health care products comes from many sources. These products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), health and natural food stores, and direct sales channels (mail order, network marketing and e-marketing companies). The products we produce for our private label contract manufacturing customers may compete with our direct-to-consumer products, although we believe such competition is limited.

We believe competition in our industry is based on, among other things, customized services offered, product quality and safety, innovation, price and customer service. We believe we compete favorably with other companies because of our ability to provide comprehensive turn key solutions for customers, our certified manufacturing operations and our commitment to quality and safety through our research and development activities. Our future position in the industry will likely depend on, but not be limited to, the following:

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

The FDA has also issued regulations governing the labeling and marketing of dietary supplements and nutritional products. They include:

•	the identification of dietary supplements or nutritional products and their nutrition and ingredient labeling;

•	requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;

•	labeling requirements for dietary supplements or nutritional products for which “high potency” and “antioxidant” claims are made;

•	notification procedures for statements on dietary supplements or nutritional products; and

•	premarket notification procedures for new dietary ingredients in nutritional supplements.

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

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to corporate and product names. We own 16 trademark registrations in the United States and have 30 trademark applications pending with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.

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

Patent Licenses. We have licensed exclusive worldwide rights to four certain United States patents, and each patent’s corresponding foreign patent application, and are currently involved in research and development of products employing the licensed inventions. These patents relate to the ingredient formerly known as “Oxford Factor”. We are currently selling this ingredient to a customer for use in a limited market under the name of CarnoSyn™.

Backlogs

Our backlog was approximately $15.8 million at September 2, 2004 and $10.1 million at September 2, 2003. Our sales are made primarily pursuant to standard purchase orders for the delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in our customers’ needs. Customer orders generally can be cancelled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and therefore, we believe that backlog is not necessarily a good indicator of future revenue.

Working Capital Practices

We manufacture products following receipt of customer specific purchase orders and as a result our inventory primarily consists of raw materials and work in process. Our raw material purchases are made primarily pursuant to standard purchase orders for the delivery of raw materials based upon anticipated demand. Customer specific delivery requirements combined with raw material lead times impact the amount of inventory on hand at any given time. We typically purchase raw materials on 30-day payment terms. Discounts are taken periodically for early payment.

Sales are typically made based upon 30-day terms. A 2% discount is provided to customers that pay within 10 days of invoice date.

Employees

As of June 30, 2004, we employed 217 full-time employees in the United States, seven of whom held executive management positions. Of the remaining full-time employees, 41 were employed in research, laboratory and quality control, nine in sales and marketing, and 160 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2004, we had 26 temporary personnel.

In March 2004, we hired Robert A. Kay, Ph.D., R.D. as Vice President of Science and Technology. Dr. Kay has nearly 15 years of experience in the pharmaceutical and nutrition industries.

As of June 30, 2004, NAIE employed 24 full-time employees. Most of these positions are in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good.

Seasonality

We believe there is no material impact on our business or results of operations from seasonal factors.

Financial Information about Our Business Segment and Geographic Areas

Our business consists of one industry segment, the development, manufacturing, marketing and distribution of nutritional supplements and other health care products. Our products are sold both within the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe.

For the last three fiscal years, net sales by geographic region were as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(Dollars in thousands)
Net Sales
United States	$56,350	$41,838	$35,320
Markets Outside the United States	22,184	14,124	14,717

Total Net Sales	$78,534	$55,962	$50,037

The allocation of net sales between the United States and markets outside the United States is based on the location of the customers. Products manufactured by NAIE accounted for 42% of net sales in markets outside the United States in fiscal 2004, 51% in fiscal 2003 and 56% in fiscal 2002. No products manufactured by NAIE were sold in the United States during the last three fiscal years.

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

ITEM 2. PROPERTIES

This table summarizes our facilities as of June 30, 2004. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date(2)
San Marcos, CA USA	Corporate headquarters and manufacturing(3)	49,000	Owned/leased(4)	Various(4)

Vista, CA USA	Manufacturing, warehousing, packaging and distribution(3)	162,000	Leased	March 2014

Manno, Switzerland(1)	Manufacturing, warehousing, packaging and distribution	26,000	Leased	December 2010

(1)	This facility is used by NAIE, our Swiss subsidiary.
(2)	We expect to renew our leases in the normal course of business.
(3)	We use approximately 68,000 square feet for production; 35,000 square feet for warehousing; 5,000 square feet for research and product development; and 15,000 square feet for administrative functions. The remaining space is currently being built out or subleased.
(4)	We own approximately 29,500 square feet and lease the remaining space with various expiration dates through 2007.

We are currently building out approximately 46,000 square feet at our Vista facility, which we plan to use for production beginning in the third quarter of fiscal 2005. The build out has an approved budget of $4.2 million, of which $590,000 was incurred in fiscal 2004. Under the lease terms, the landlord is required to fund $960,000 of the tenant improvements. We expect to disburse the remaining budgeted amount of $2.7 million in the first six months of fiscal 2005.

We sublease approximately 42,000 square feet at our Vista facility to an unaffiliated third party. This sublease provides for monthly rental income equal to our monthly expense for the space through October 31, 2004. Thereafter, we plan to use the space for warehousing in fiscal 2005 and expansion of our packaging operations in fiscal 2006.

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

As of September 13, 2004, neither NAI nor its subsidiaries were a party to any material pending legal proceedings nor was any of their property the subject of any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to our stockholders for a vote during the fourth quarter ended June 30, 2004.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq National Market under the symbol “NAII.” Below are the high and low closing prices of our common stock as reported on the Nasdaq National Market for each quarter of the fiscal years ended June 30, 2004 and 2003:

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
First Quarter	$5.47	$4.68	$3.90	$2.50
Second Quarter	$6.41	$4.70	$4.08	$2.51
Third Quarter	$9.60	$6.20	$4.85	$3.17
Fourth Quarter	$13.80	$7.27	$5.25	$3.47

In addition to the Nasdaq National Market, our shares are also listed for trading on the Berlin-Bremen Stock Exchange, the Frankfurt Stock Exchange, and the XETRA Stock Exchange, each of which is a foreign exchange located in Germany. We are not aware of any other exchanges on which our shares are traded.

Holders

As of September 2, 2004, there were approximately 386 stockholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to help provide funds for future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2004, we did not sell any unregistered securities.

Repurchases

During fiscal 2004, we did not repurchase any shares of our common stock, nor were any repurchases made on our behalf.

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

Annual Financial Data

	Year Ended June 30 (Amounts in thousands, except per share amounts)
	2004	2003	2002	2001	2000
Net sales	$78,534	$55,962	$50,037	$42,158	$47,827
Cost of goods sold	59,964	42,781	39,068	33,970	44,152

Gross profit	18,570	13,181	10,969	8,188	3,675
Selling, general & administrative expenses	15,188	12,012	10,684	8,848	8,670
Loss on abandonment of leased facility	—	—	—	—	1,729
Loss on impairment of intangible assets acquired	—	—	—	1,544	—

Income (loss) from operations	3,382	1,169	285	(2,204)	(6,724)

Other income (expense):
Interest income	24	57	16	92	139
Interest expense	(274)	(252)	(665)	(755)	(399)
Equity in loss of unconsolidated joint venture	—	—	—	(38)	(62)
Foreign exchange gain (loss)	57	12	(68)	15	74
Proceeds from vitamin antitrust litigation	—	225	3,410	298	116
Other, net	(165)	(59)	259	73	(45)

Total other income (expense)	(358)	(17)	2,952	(315)	(177)

Income (loss) before income taxes	3,024	1,152	3,237	(2,519)	(6,901)
Provision for (benefit from) income taxes	24	47	(642)	2,370	(2,429)

Net income (loss)	$3,000	$1,105	$3,879	$(4,889)	$(4,472)

Net income (loss) per common share:
Basic	$0.51	$0.19	$0.67	$(0.85)	$(0.78)
Diluted	$0.48	$0.18	$0.67	$(0.85)	$(0.78)

Weighted average common shares:
Basic	5,843	5,809	5,788	5,770	5,757
Diluted	6,304	6,021	5,798	5,770	5,757

Balance sheet data at end of period:
Total assets	$42,468	$30,724	$27,510	$25,068	$34,109
Working capital	$17,468	$12,321	$8,725	$5,045	$7,639
Long-term debt and capital lease obligations, net of current portion	$3,841	$2,386	$1,576	$3,567	$3,345
Total stockholders’ equity	$24,128	$20,777	$19,608	$15,604	$20,486

Quarterly Financial Data

	Quarterly Financial Information for Fiscal 2004 and Fiscal 2003 (Amounts in thousands, except per share amounts)
	Fiscal 2004				Fiscal 2003
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net sales	$16,721	$17,195	$21,268	$23,350	$13,136	$13,010	$13,755	$16,061
Cost of goods sold	12,575	13,300	16,215	17,874	9,941	9,958	10,468	12,414

Gross profit	4,146	3,895	5,053	5,476	3,195	3,052	3,287	3,647
Selling, general & administrative expenses	3,516	3,346	4,047	4,279	2,792	2,797	3,076	3,347

Income from operations	630	549	1,006	1,197	403	255	211	300

Other income (expense):
Interest income	9	9	3	3	7	21	25	4
Interest expense	(43)	(51)	(69)	(111)	(82)	(70)	(56)	(44)
Foreign exchange gain (loss)	15	130	(50)	(38)	(6)	(11)	13	16
Proceeds from vitamin antitrust litigation	—	—	—	—	225	—	—	—
Other, net	(22)	(25)	(22)	(96)	(2)	(39)	(15)	(3)

Total other income (expense)	(41)	63	(138)	(242)	142	(99)	(33)	(27)

Income before income taxes	589	612	868	955	545	156	178	273
Provision for (benefit from) income taxes	22	36	13	(47)	8	7	6	26

Net income	$567	$576	$855	$1,002	$537	$149	$172	$247

Net income per common share:
Basic	$0.10	$0.10	$0.15	$0.17	$0.09	$0.03	$0.03	$0.04
Diluted	$0.09	$0.09	$0.13	$0.15	$0.09	$0.02	$0.03	$0.04

Weighted average common shares:
Basic	5,821	5,822	5,849	5,881	5,804	5,804	5,814	5,815
Diluted	6,107	6,162	6,335	6,606	5,929	6,022	6,061	6,072

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the last three fiscal years ended June 30, 2004. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below. You should carefully review the risks described under this Item 7 and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 7 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 7 and this report.

Major business developments of fiscal 2004 included the following:

•	Completed our third year of net sales and operating income growth.

•	Achieved record-breaking net sales in fiscal 2004. Our two largest customers contributed $14.1 million of our fiscal 2004 net sales growth.

•	Diversified our private label contract manufacturing customer base with the addition of three new customers that contributed $4.9 million of our fiscal 2004 net sales growth.

•	Maintained net sales for Dr. Cherry’s Pathway to Healing™ product line in spite of the reduced effectiveness of the television programming to attract new customers in our primary television market and reduced media spending in new television markets. We are investing in upgrading the content and style of the television programs and anticipate introducing the upgraded television programs in the third quarter of fiscal 2005.

•	Introduced our Chopra Center Essentials™ product line on a limited basis through print media and the transformativehealth.com website. We plan to implement a direct mail marketing strategy in the second quarter of fiscal 2005.

•	Terminated our Jennifer O’Neill Signature Line™ of nutritional supplements and skin care products as the marketing program did not produce favorable results.

•	Maintained gross profit margin by offsetting increases in material costs with improvements in fixed cost leverage and labor efficiency.

•	Strengthened product development, regulatory affairs and quality assurance capabilities with the hiring of Dr. Robert Kay as Vice President of Science and Technology. Dr. Kay brings to NAI nearly fifteen years of experience in the nutrition industry.

•	Obtained a new $12.0 million credit facility.

•	Funded $3.3 million of capital expenditures from cash flow from operations.

•	Initiated the build out of our newly leased 46,000 square feet of space in Vista, California.

•	NAIE obtained a pharmaceutical license to process pharmaceuticals for packaging, importation, export and sale within Switzerland and other countries.

Our focus for fiscal 2005 includes the following:

•	Grow and diversify net sales and customer base;

•	Improve operational efficiency, and manage costs and business risks to improve profitability;

•	Invest heavily in our facility expansion and manufacturing equipment to support our growth and profit improvement initiatives;

•	Strengthen our customized services including product formulation, regulatory assistance, product registration, product testing and evaluation, label design and clinical study design and management; and

•	Identify and evaluate acquisition opportunities that could increase product lines, enhance manufacturing capabilities or reduce risks associated with a variety of factors.

Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 8 in this report have been prepared in accordance with United States generally accepted accounting principles (GAAP). Our significant accounting policies are described in the notes to our consolidated financial statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Our critical accounting policies include those listed below.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

As part of the services we provide to our private label contract manufacturing customers, we may perform, but are not required to perform, certain research and development activities related to the development or improvement of their products. While our customers typically do not pay directly for this service, the cost of this service is included as a component of the price we charge to manufacture and deliver their products.

Additionally, we record reductions to gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from changes in regulatory requirements, product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.

Inventory Reserve

We operate primarily as a private label contract manufacturer that builds products following receipt of customer specific purchase orders. As a result, we have limited realization risk in finished goods and work-in-process inventories. Our inventory reserve primarily relates to, but is not necessarily limited to, realization risk for raw materials. Our estimate to reduce inventory to net realizable value is based upon expiration of the raw materials’ efficacy, foreseeable demand of raw materials, market conditions and specific factors that arise from time to time related to regulatory and other factors. The reserve level reflects our historical experience. If demand and/or market conditions are less favorable than we estimate, additional inventory reserves may be required.

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

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we will not realize all or part of our deferred tax assets in the future, we will record an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would reverse the valuation allowance, which would be reflected as income tax benefit.

At June 30, 2003, based on the limited historical taxable income and the uncertainty about sufficient near term taxable income at that time, we believed that this evidence created sufficient uncertainty about the realizability of our net deferred tax assets. Therefore, a full valuation allowance was recorded at June 30, 2003.

At June 30, 2004, based on historical taxable income in the previous three years and the projection of taxable income for fiscal 2005, we determined a valuation allowance on our net deferred tax assets was not required. The reversal of the valuation allowance was reflected as an income tax benefit in our consolidated statements of income for the year ended June 30, 2004.

Additionally, we have not recorded U.S. income tax expense for NAIE’s retained earnings that we have declared as indefinitely reinvested offshore, thus reducing our overall income tax expense. The earnings designated as indefinitely reinvested in NAIE are based upon the actual deployment of such earnings in NAIE’s assets and our expectations of the future cash needs of NAIE and NAI. Income tax laws are also a factor in determining the amount of foreign earnings to be indefinitely reinvested offshore.

We carefully review several factors that influence the ultimate disposition of NAIE’s retained earnings declared as reinvested offshore, and apply stringent standards to overcoming the presumption of repatriation. Despite this approach, because the determination involves our future plans and expectations of future events, the possibility exists that amounts declared as indefinitely reinvested offshore may ultimately be repatriated. For instance, NAI’s actual cash needs may exceed our current expectations or NAIE’s actual cash needs may be less than our current expectations. Additionally, changes may occur in tax laws and or accounting standards that could change our conclusion about the status of NAIE’s retained earnings. This would result in additional income tax expense in the fiscal year we determine that amounts are no longer indefinitely reinvested offshore.

On an interim basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect our estimate of current and past due receivable balances that may not be collected. The allowance for doubtful accounts is based upon the current month private label contract manufacturing gross sales and a review of specific accounts. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses in the receivable balance under current conditions; however, significant deterioration in the financial condition of our customers, resulting in an impairment of their ability to make payments, could materially change these expectations and additional allowance may be required.

Defined benefit pension plan

The plan obligation and related assets of the defined benefit retirement plan are presented in the notes to the consolidated financial statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued based upon third party market quotations. Independent actuaries through the use of a number of assumptions determine plan obligation and annual pension expense. Key assumptions in measuring the plan obligation include the discount rate and estimated future return on plan assets. In determining the discount rate, we use an average long-term bond yield. Asset returns are based upon the historical returns of multiple asset classes to develop a risk free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free rate of return and the associated risk premium. A weighted average rate is developed based on the overall rates and the plan’s asset allocation.

We have discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosure relating to these policies.

Results of Operations

(Dollars in thousands, except per share amounts)

	Fiscal 2004	Fiscal 2003	Percent Change (2004- 2003)	Fiscal 2002	Percent Change (2003- 2002)
Private label contract manufacturing	$68,493	$45,768	50%	$41,667	10%
Direct-to-consumer marketing program	10,041	10,194	(2)%	8,370	22%

Total net sales	78,534	55,962	40%	50,037	12%
Cost of goods sold	59,964	42,781	40%	39,068	10%

Gross profit	18,570	13,181	41%	10,969	20%
Gross profit %	24%	24%		22%
Selling, general & administrative expenses	15,188	12,012	26%	10,684	12%

% of net sales	19%	21%		21%
Other income (expense)	(358)	(17)	2006%	2,952	(101)%
Net income	$3,000	$1,105	171%	$3,879	(72)%

% of net sales	4%	2%		8%
Diluted net income per share	$0.48	$0.18	167%	$0.67	(73)%

Fiscal 2004 Compared to Fiscal 2003

Consolidated private label contract manufacturing net sales for the fiscal year ended June 30, 2004, increased $22.7 million, or 50%, over the prior year. Changes in currency exchange rates, namely the strengthening of the Euro, contributed $1.1 million dollars, or 2%, of this growth. Excluding the impact of changes in currency exchange rates, the remaining increase was due primarily to additional net sales of $14.1 million, or 31%, to our two largest customers. Net sales to our largest customer increased $6.0 million due to higher volumes of established products in existing markets. Net sales to our second largest customer increased $3.7 million from new products in existing markets and $4.4 million from established products in existing markets. Additionally, net sales increased $4.9 million from net sales to new customers and $3.4 million due to incremental volumes sold to customers obtained in the fourth quarter of fiscal 2003.

The Dr. Cherry Pathway to Healing™ product line comprised 100% of our direct-to-consumer net sales for the fiscal years ended June 30, 2004 and 2003. Direct-to-consumer net sales remained consistent due to a reduction in our media spending investment in new television markets for the Dr. Cherry Pathway to HealingTM product line, as the investment did not produce what we considered to be adequate results. Additionally, we experienced a reduction in new customer acquisitions from our primary television market, while the average order value remained consistent. We have identified opportunities to improve the content and style of the television programs and anticipate introducing the upgraded television programs in the third quarter of fiscal 2005.

Gross profit margin remained consistent despite a 1.4 percentage point increase in material cost as a percentage of net sales, due to a 1.5 percentage point decrease in labor and overhead as a percentage of net sales.

Our material cost as a percentage of net sales was 54.4% ($42.7 million) for fiscal 2004 and 53.0% ($29.6 million) in the prior year. The increase in material cost as a percentage of net sales was primarily due to an increase in inventory reserves of $854,000 for specific inventory realization risks and $111,000 for products as a result of terminating the Jennifer O’Neill Signature LineTM brand. The inventory allowance as a percentage of gross inventory at June 30, 2004 remained consistent with June 30, 2003. Additionally, 0.5 percentage points of the increase related to a shift in our sales mix to higher volume, lower margin products in fiscal 2004. Our labor and overhead expenses as a percentage of net sales were 22.0% ($17.2 million) for fiscal 2004 compared to 23.5% ($13.1 million) in the prior year. The decrease in labor and overhead as a percentage of net sales was primarily due to improved leverage of fixed costs on higher net sales.

In June 2004, we began the build out of tenant improvements for approximately 46,000 square feet at our Vista facility. We anticipate the build out will be completed by the end of our second quarter in fiscal 2005. We anticipate being able to initiate production activities in the third quarter of fiscal 2005. If we are unable to complete the build out and transition our operating activities as planned, we could experience a disruption in our manufacturing capabilities and incur additional costs to fulfill customer orders.

Selling, general and administrative expenses as a percentage of net sales decreased 2.2 percentage points in fiscal 2004 compared to fiscal 2003. In absolute dollars, however, selling, general and administrative expenses increased $3.2 million in fiscal 2004. The increase was primarily attributable to compensation payments under our fiscal 2004 Management Incentive Plan of $1.2 million, higher property, product liability and general liability insurance costs of $457,000 and research and development initiatives of $948,000.

During fiscal 2004, we made significant investments in our research and development initiatives primarily in the areas of clinical studies, regulatory assistance and personnel. Clinical studies increased $168,000 over the prior year primarily for efficacy validation of products in production and development stages. Regulatory related costs increased $381,000 over the prior year for services provided to current and prospective customers for international product registration, international and domestic product compliance and other services. Personnel costs increased $369,000 over the prior year to strengthen our team in the areas of regulatory and product formulation along with the hiring of our new Vice President of Science and Technology.

Other expense increased over the prior year primarily due to a $61,000 charge in conjunction with refinancing our credit facility in May 2004. The charge related to a prepayment penalty and the write off of capitalized issuance costs and is included in interest expense in our consolidated statements of income. Additionally, we received proceeds from the settlement of claims associated with the vitamin antitrust litigation of $225,000 in fiscal 2003.

At June 30, 2004, we reduced our valuation allowance on our deferred tax assets based on historical operating profits. The effective tax rate for fiscal 2004 was 1% compared to 4% in fiscal 2003. NAIE operates under a five-year Swiss federal and cantonal income tax holiday that ends June 30, 2005. Following the expiration of our tax holiday, we anticipate NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes will be approximately 23% compared to our current effective rate of approximately 5%.

Our net income was $3.0 million ($0.48 per diluted share) in fiscal 2004 and $1.1 million ($0.18 per diluted share) in fiscal 2003. Excluding the effect of the litigation settlement proceeds of $225,000 in the prior year, net income increased $2.1 million compared to $880,000 ($0.15 per diluted share).

Fiscal 2003 Compared to Fiscal 2002

Consolidated private label contract manufacturing net sales for the fiscal year ended June 30, 2003, increased $4.1 million, or 10%, over the prior year primarily due to additional net sales to our second largest customer, partially offset by reduced volumes to four other customers. Net sales to our second largest customer increased $4.9 million from established products in existing markets. Net sales to our largest customer were consistent with the prior year. Additionally, net sales increased $895,000 from net sales to new customers.

Direct-to-consumer net sales for the fiscal year ended June 30, 2003, increased $1.8 million, or 22%, over the prior year. The introduction of five new products generated $968,000 of the increase in net sales. The remaining increase was due to higher volumes of existing products.

Gross profit margin improved to 24% from 22% in the prior year due to a 0.7 percentage point decrease in material cost as a percentage of net sales and a 0.9 percentage point decrease in labor and overhead as a percentage of net sales. Our material cost as a percentage of net sales was 53% ($29.6 million) for fiscal 2003 and 53.7% ($26.9 million) in the prior year. Our labor and overhead expenses as a percentage of net sales were 23.5% ($13.1 million) for fiscal 2003 compared to 24.4% ($12.2 million) in the prior year. The decrease in labor and overhead as a percentage of net sales was primarily due to improved leverage of fixed costs on higher net sales.

Selling, general and administrative expenses were $12.0 million (21.5% of net sales) in fiscal 2003 and $10.7 million (21.4% of net sales) in fiscal 2002. The increase in absolute dollars in fiscal 2003 was primarily due to increases in direct-to-consumer fulfillment and recurring media costs of $573,000 associated with incremental sales, new direct-to-consumer media and production costs of $603,000 for introducing Dr. Cherry’s Pathway to HealingTM product line in several new television markets, sales and executive personnel costs of $325,000, research and development personnel costs of $459,000, insurance premiums of $352,000, information system costs of $204,000 and clinical study costs of $197,000. These increases were partially offset by a $350,000 reduction in legal costs, $300,000 reduction in employee separation expenses, and $767,000 reduction of direct-to-consumer costs incurred in the prior year for improving customer service, processing and reporting.

We received proceeds from the settlement of claims associated with the vitamin antitrust litigation of $225,000 in fiscal 2003 and $3.4 million in fiscal 2002.

In fiscal 2002, federal tax legislation was passed allowing companies to carryback net operating losses for five years. This resulted in recognition of a $701,000 income tax refund receivable, which was included as an income tax benefit in our consolidated statements of income for the year ended June 30, 2002. At June 30, 2003, we assessed the need for a valuation allowance on our deferred tax assets. Based on the historical operating losses and the uncertainty about sufficient near term taxable income, we believe that this evidence created sufficient uncertainty about the realizability of the net deferred tax assets. Therefore, a full valuation allowance of $1.6 million was recorded at June 30, 2003.

Our net income was $1.1 million ($0.18 per diluted share) in fiscal 2003 and $3.9 million ($0.67 per diluted share) in fiscal 2002. Excluding the effect of the litigation settlement proceeds and income tax refund receivable of $701,000 in the prior year, net income increased $1.1 million to $880,000 ($0.15 per diluted share) compared to a net loss of $232,000 ($0.04 per diluted share.)

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and availability of borrowings under our new credit facility. In each of fiscal 2004 and 2003, our operations provided $3.3 million in cash flows compared to $4.8 million in fiscal 2002. Fiscal 2004 cash flows from operations included a $1.9 million improvement in net income over the prior year, offset by changes in our working capital components. Cash flows from operations in fiscal 2002 included proceeds from the vitamin antitrust litigation of $3.4 million. Excluding these proceeds, fiscal 2002 operations provided $1.4 million in cash flows. Approximately $1.4 million of our operating cash flow was generated by NAIE in fiscal 2004. As of June 30, 2004, NAIE’s retained earnings are considered indefinitely reinvested.

Accounts receivable as of June 30, 2004 increased $3.3 million over the prior year. The increase was primarily due to higher net sales and an increase in days sales outstanding to 33 days at June 30, 2004 from 30 days at June 30, 2003. The increase in days sales outstanding was primarily due to the timing of shipments at the end of fiscal 2004. Inventory as of June 30, 2004 increased $5.0 million over the prior year primarily due to higher anticipated demand for fiscal 2005. Additionally, accounts payable as of June 30, 2004 increased $2.6 million over the prior year primarily due to the timing of inventory receipts and disbursements to vendors. Accounts payable as a percentage of inventory was 59% at June 30, 2004 versus 64% at June 30, 2003.

Cash used in investing activities in fiscal 2004 was $3.3 million compared to $779,000 in fiscal 2003 and $681,000 in fiscal 2002. Capital expenditures were $3.3 million in fiscal 2004 compared to $977,000 in fiscal 2003 and $1.1 million in fiscal 2002. Fiscal 2004 capital expenditures were primarily for the continuing investment in domestic manufacturing equipment to improve efficiency and capacity. Additionally, fiscal 2004 capital expenditures included $590,000 for the tenant improvements in the newly leased 46,000 square feet at our Vista facility. We anticipate capital expenditures for fiscal 2005 will be no less than $6.5 million, net of a $960,000 tenant improvement allowance that will be funded by our landlord at the Vista facility. The capital expenditures will be primarily used to complete our tenant improvements and acquire additional equipment to expand our manufacturing capacity. Under our credit facility, capital expenditures for fiscal 2005 may not exceed $6.5 million without approval from our lender.

Our consolidated debt increased to $4.7 million at June 30, 2004 from $3.0 million at June 30, 2003. On May 11, 2004, we entered into a new $12.0 million credit facility with a bank to refinance our then-existing credit facility. The new facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans. The working capital line of credit has a 2.5-year term, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of LIBOR plus 1.75% and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan to refinance our outstanding term loan under the previous credit facility, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $62,000 plus interest. As of June 30, 2004, we had $7.3 million available under the working capital line of credit, net of a $440,000 outstanding letter of credit issued to our landlord. Under our credit facility, we may not create, incur or assume additional indebtedness without the approval of our lender.

On January 6, 2004, we purchased option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The option contracts had a notional amount of $8.3 million and a purchase price of $55,000. The premium associated with each option contract is marked-to-market and realized gains or losses are recognized on the settlement date in cost of good sold. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. For the fiscal year ended June 30, 2004, approximately $53,000 had been charged to cost of goods sold for option contracts outstanding during the year. There are no other derivative financial instruments at June 30, 2004.

As of June 30, 2004, we had $7.5 million in cash and cash equivalents. We plan on funding our current working capital needs, capital expenditures and debt payments using available cash, cash flow from operations and our new credit facility.

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

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at June 30, 2004 (dollars in thousands).

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-Term Debt	$4,672	$831	$1,758	$1,333	$750
Operating Leases (1)	14,911	1,513	3,144	3,209	7,045
Construction Agreement (2)	2,670	2,670	—	—	—
Purchase Obligation (3)	1,532	1,532	—	—	—

Total Obligations	$23,785	$6,546	$4,902	$4,542	$7,795

(1)	Operating lease obligations are shown net of $91,000 in sublease rental income that should be received through October 2004.
(2)	Construction agreement obligation is shown net of $960,000 tenant improvement allowance funded by our landlord under the terms of our lease agreement.
(3)	In June 2004 we entered into a commitment to purchase certain proprietary raw materials from a supplier ratably over the first six months of fiscal 2005. The monthly purchases will be recorded in our consolidated financial statements as they occur. This purchase commitment was made in anticipation of future demand. There can be no guarantee, however, that such future demand will occur.

Inflation

We do not believe that inflation or changing prices have had a material impact on our historical operations or profitability.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 was revised in December 2003 and clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. We have no investments in entities within the scope of FIN 46 and as a result the application of FIN 46 had no material effect on our financial statements.

In December 2003, FASB revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pension and Other Postretirement Benefits” (Revised Statement 132). Revised Statement 132 revises employers’ required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Revised Statement 132 requires disclosures in addition to those in the original Statement No. 132. Revised Statement 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by Revised Statement 132 are effective for interim periods beginning after December 15, 2003. We adopted Revised Statement 132 beginning in the third quarter of fiscal 2004 and it did not have a material impact on our financial statements or related footnotes.

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

Because we derive a significant portion of our revenues from a limited number of customers, our revenues would be adversely affected by the loss of a major customer or a significant change in its business or personnel.

We have in the past, and expect to continue, to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2004, sales to one customer, NSA International, Inc., were approximately 40% of our total net sales. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 30% of our net sales. The loss of either of these customers or other major customers, a significant decrease in sales to these customers, or a significant change in their business or personnel, would materially affect our financial condition and results of operations.

Our future growth and stability depends, in part, on our ability to diversify our net sales. Our efforts to establish new products, brands, markets and customers could require significant initial investments, which may or may not result in higher net sales and improved financial results.

Our business strategy depends in large part on our ability to develop new products, marketing strategies, brands and customer relationships. These activities often require a significant up-front investment including, among others, customized formulations, regulatory compliance, product registrations, package design, product testing, pilot production runs, marketing and the build up of initial inventory. We may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time we generate net sales from new products or customers, and it is possible that we may never generate any revenue from new products or customers after incurring such expenditures. If we incur significant expenses and investments in inventory that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected.

Our operating results will vary and there is no guarantee that we will earn a profit. Fluctuations in our operating results may adversely affect the share price of our common stock.

While our net sales and income from operations have both improved during the past three fiscal years, there can be no assurance that they will continue to improve, or that we will earn a profit in any given year. We have experienced losses in the past and may incur losses in the future. Our operating results may fluctuate from year to year due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. Fluctuations in our operating results may adversely affect the share price of our common stock.

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

For the fiscal year ended June 30, 2004, our direct-to-consumer products accounted for approximately 13% of our net sales. These products are marketed with a key personality through a variety of distribution channels. The inability or failure of a key personality to fulfill his or her role, or the ineffectiveness of a key personality as a spokesperson for a product, a reduction in the exposure of a key personality or negative publicity about a key personality may adversely affect the sales of our product associated with that personality and could affect the sale of other products. A decline in sales would negatively affect our results of operations and financial condition.

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

Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. Although we obtained a new $8.0 million line of credit in May 2004, there can be no assurance that this line of credit will be sufficient to meet our needs. Furthermore, if we fail to maintain certain loan covenants we will no longer have access to the credit line. As a result, we may need to raise additional capital or obtain additional financing.

In recent years, it has been difficult for companies to raise capital due to a variety of factors including the overall poor performance of the stock markets and the economic slowdown in the United States and other countries. Thus, there is no assurance we would be able to raise additional capital if needed. To the extent we do raise additional capital, the ownership position of existing stockholders could be diluted. Similarly, there can be no assurance that additional financing will be available if needed or that it will be available on favorable terms. Under the terms of our credit facility, we may not create, incur or assume additional indebtedness without the approval of our lender. Our inability to raise additional capital or to obtain additional financing if needed would negatively affect our ability to implement our business strategies and meet our goals. This, in turn, would adversely affect our financial condition and results of operations.

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

We buy our raw materials from a limited number of suppliers. During fiscal 2004, Carrington Laboratories Incorporated was our largest supplier, accounting for 33% of our total raw material purchases. The loss of Carrington Laboratories Incorporated or other major supplier could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

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

There can be no assurance that suppliers will provide the quality raw materials needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes and natural disasters or other catastrophic events.

Our business is subject to the effects of adverse publicity, which could negatively affect our sales and revenues.

Our business can be affected by adverse publicity or negative public perception about our industry, our competitors, or our business generally. This adverse publicity may include publicity about the nutritional supplements industry generally, the efficacy, safety and quality of nutritional supplements and other health care products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors. There can be no assurance that we will be able to avoid any adverse publicity or negative public perception in the future. Any adverse publicity or negative public perception will likely have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations also could be adversely affected if any of our products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated health consequences.

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

The manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and in other countries. Failure to comply with governmental regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by a governmental agency could materially adversely affect our ability to successfully market our products. In addition, if the governmental agency has reason to believe the law is being violated (for example, if it believes we do not possess adequate substantiation for product claims), it can initiate an enforcement action. Governmental agency enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by the governmental agency could materially adversely affect our ability and our customers’ ability to successfully market those products.

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

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations, when and if adopted, would have on our business. They could include requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our operations.

If we are unable to attract and retain qualified management personnel, our business will suffer.

Our executive officers and other management personnel are primarily responsible for our day-to-day operations. We believe our success depends largely on our ability to attract, maintain and motivate highly qualified management personnel. Competition for qualified individuals can be intense, and we may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. Our inability to retain a skilled professional management team could adversely affect our ability to successfully execute our business strategies and achieve our goals.

Our manufacturing activity is subject to certain risks.

We currently manufacture the vast majority of our products at our manufacturing facilities in California. As a result, we are dependent on the uninterrupted and efficient operation of those facilities. Our manufacturing operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of governmental agencies, including the FDA. In addition, we may in the future determine to expand, relocate or consolidate our manufacturing facilities, which may result in slow downs or delays in our manufacturing operations. While we maintain business interruption insurance, there can be no assurance that the occurrence of these or any other operational problems at our facilities in California or at NAIE’s facility in Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance that our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations.

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

Collectively, our officers and directors own a significant amount of our common stock, giving them influence over corporate transactions and other matters and potentially limiting the influence of other stockholders on important policy and management issues.

Our officers and directors, together with their families and affiliates, beneficially owned approximately 24.7% of our outstanding shares of common stock as of June 30, 2004. As a result, our officers and directors could influence such business matters as the election of directors and approval of significant corporate transactions.

Various transactions could be delayed, deferred or prevented without the approval of stockholders, including:

•	transactions resulting in a change in control;

•	mergers and acquisitions;

•	tender offers;

•	election of directors; and

•	proxy contests.

There can be no assurance that conflicts of interest will not arise with respect to the officers and directors who own shares of our common stock or that conflicts will be resolved in a manner favorable to us or our other stockholders.

Changes in the accounting treatment of stock options and other equity based compensation could adversely affect our results of operations.

We currently follow APB 25 and its related interpretations for stock options granted to employees and board members. Under the recognition and measurement principles of APB 25, we are not required to recognize any compensation expense unless the market price of the stock exceeds the exercise price on the date of grant or the terms of the grant are subsequently modified. FASB has issued a proposal to change the recognition and measurement principles for equity-based compensation granted to employees and board members. Under the proposed rules, we could be required to recognize compensation expense related to stock options granted to employees and board members. If approved, the proposed rule could result in significant compensation expense charges to our future results of operations.

If our information technology system fails, our operations could suffer.

Our business depends to a large extent on our information technology infrastructure to effectively manage and operate many of our key business functions, including order processing, customer service, product manufacturing and distribution, cash receipts and payments and financial reporting. A long term failure or impairment of any of our information technology systems could adversely affect our ability to conduct day-to-day business.

If certain provisions of our Certificate of Incorporation, Bylaws and Delaware law are triggered, the future price investors might be willing to pay for our common stock could be limited.

Certain provisions in our Certificate of Incorporation, Bylaws and Delaware corporate law help discourage unsolicited proposals to acquire our business, even if the proposal benefits our stockholders. Our Board of Directors is authorized, without stockholder approval, to issue up to 500,000 shares of preferred stock having such rights, preferences, and privileges, including voting rights, as the board designates. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Any or all of these provisions could delay, deter or prevent a takeover of our company and could limit the price investors are willing to pay for our common stock.

Our stock price could fluctuate significantly.

Our stock price has been volatile in recent years. The trading price of our stock could fluctuate in response to:

•	broad market fluctuations and general economic conditions;

•	fluctuations in our financial results;

•	future offerings of our common stock or other securities;

•	the general condition of the nutritional supplement industry;

•	increased competition;

•	regulatory action;

•	adverse publicity;

•	manipulative or illegal trading practices by third parties; and

•	product and other public announcements.

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

From time to time our shares may be listed for trading on one or more foreign exchanges, with or without our prior knowledge or consent. Certain foreign exchanges may have less stringent listing requirements, rules and enforcement procedures than the Nasdaq Stock Market or other markets in the United States, which may increase the potential for manipulative trading practices to occur. These practices, or the perception by investors that such practices could occur, may increase the volatility of our stock price or result in a decline in our stock price, which in some cases could be significant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, which is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates. We generally do not enter into derivatives or other financial instruments for trading or speculative purposes. We may, however, enter into financial instruments to try to manage and reduce the impact of changes in foreign currency exchange rates. We cannot predict with any certainty our future exposure to fluctuations in interest and foreign currency exchange rates or other market risks or the impact, if any, such fluctuations may have on our future business, product pricing, consolidated financial condition, results of operations or cash flows. The actual impact of any fluctuations in interest or foreign currency exchange rates may differ significantly from those discussed below.

Interest Rates

At June 30, 2004, we had fixed rate debt of $678,000 and variable rate debt of approximately $4.0 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of June 30, 2004, the weighted average effective interest rate on our variable rate debt was 2.7%. An immediate one hundred basis point (1.0%) increase in the interest rates on our variable rate debt, holding other variables constant, would have increased our interest expense by $31,000 for the fiscal year ended June 30, 2004. Interest rates have been at or near historic lows in recent years. There can be no guarantee that interest rates will not rise. Any increase in interest rates may adversely affect our results of operations and financial condition.

Foreign Currencies

To the extent our business continues to expand outside the United States, an increasing share of our net sales and cost of sales will be transacted in currencies other than the United States dollar. Accounting practices require that our non-United States dollar-denominated transactions be converted to United States dollars for reporting purposes. Consequently, our reported net income may be significantly affected by fluctuations in currency exchange rates. When the United States dollar strengthens against currencies in which products are sold or weakens against currencies in which we incur costs, net sales and costs could be adversely affected.

Our main exchange rate exposures are with the Swiss Franc and the Euro against the United States dollar. This is due to NAIE’s operations in Switzerland and the payment in Euros by our largest customer for finished goods. Additionally, we pay our NAIE employees and certain operating expenses in Swiss Francs. We may enter into forward exchange contracts, foreign currency borrowings and option contracts to hedge our foreign currency risk. Our goal in seeking to manage foreign currency risk is to provide reasonable certainty to the functional currency value of foreign currency cash flows and to help stabilize the value of non-United States dollar-denominated earnings.

On January 6, 2004, we bought 12 option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The option contracts had a notional amount of $8.3 million, a weighted average strike price of $1.15, and a purchase price of $55,000. The risk of loss associated with the options is limited to premium amounts paid for the option contracts. As of June 30, 2004, we had not exercised any of the options and six of the options had expired.

On June 30, 2004, the Swiss Franc closed at 1.27 to 1.00 United States dollar and the Euro closed at 0.83 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the fiscal year ended June 30, 2004 by $509,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed under Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California

August 6, 2004

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$7,495	$5,482
Accounts receivable - less allowance for doubtful accounts of $132 at June 30, 2004 and $27 at June 30, 2003	8,889	5,668
Inventories, net	12,863	7,845
Deferred income taxes	1,010	—
Other current assets	633	766

Total current assets	30,890	19,761

Property and equipment, net	11,380	10,820

Other assets:
Related party notes receivable	13	25
Other noncurrent assets, net	185	118

Total other assets	198	143

Total assets	$42,468	$30,724

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,567	$5,001
Accrued liabilities	2,078	1,106
Accrued compensation and employee benefits	2,626	717
Income taxes payable	320	46
Current portion of long-term debt	831	570

Total current liabilities	13,422	7,440
Long-term debt, less current portion	3,841	2,386
Deferred income taxes	717	—
Deferred rent	220	—

Long-term pension liability	140	121

Total liabilities	18,340	9,947

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 8,000,000 shares authorized, issued and outstanding 5,970,992 at June 30, 2004 and 6,087,532 at June 30, 2003	60	61
Additional paid-in capital	10,864	11,426
Accumulated other comprehensive loss	(96)	—
Retained earnings	13,593	10,593
Treasury stock, at cost, 61,000 shares at June 30, 2004 and 272,400 shares at June 30, 2003	(293)	(1,303)

Total stockholders’ equity	24,128	20,777

Total liabilities and stockholders’ equity	$42,468	$30,724

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Income And Comprehensive Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2004	2003	2002
Net sales	$78,534	$55,962	$50,037
Cost of goods sold	59,964	42,781	39,068

Gross profit	18,570	13,181	10,969
Selling, general & administrative expenses	15,188	12,012	10,684

Income from operations	3,382	1,169	285
Other income (expense):
Interest income	24	57	16
Interest expense	(274)	(252)	(665)
Foreign exchange gain (loss)	57	12	(68)
Proceeds from vitamin antitrust litigation	—	225	3,410
Other, net	(165)	(59)	259

	(358)	(17)	2,952

Income before income taxes	3,024	1,152	3,237
Provision for (benefit from) income taxes	24	47	(642)

Net income	$3,000	$1,105	$3,879

Additional minimum pension liability, net of tax	(96)	—	—

Comprehensive income	$2,904	$1,105	$3,879

Net income per common share:
Basic	$0.51	$0.19	$0.67

Diluted	$0.48	$0.18	$0.67

Weighted average common shares outstanding:
Basic shares	5,843,241	5,809,140	5,787,712
Diluted shares	6,304,167	6,021,155	5,798,453

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount
Balance, June 30, 2001	6,048,106	$60	$11,307	$5,609	$(1,283)	$(89)	$15,604
Issuance of common stock for employee stock purchase plan and stock option exercises	25,073	1	53	—	—	—	54
Treasury stock purchased	—	—	—	—	(20)	—	(20)
Compensation expense related to stock options	—	—	2	—	—	—	2
Net realized loss on disposal of investments	—	—	—	—	—	89	89
Net income	—	—	—	3,879	—	—	3,879

Balance, June 30, 2002	6,073,179	61	11,362	9,488	(1,303)	—	19,608
Issuance of common stock for employee stock purchase plan and stock option exercises	14,353	—	33	—	—	—	33
Compensation expense related to stock options	—	—	31	—	—	—	31
Net income	—	—	—	1,105	—	—	1,105

Balance, June 30, 2003	6,087,532	61	11,426	10,593	(1,303)	—	20,777
Issuance of common stock for employee stock purchase plan and stock option exercises	94,860	1	327	—	—	—	328
Cancellation of treasury stock	(211,400)	(2)	(1,008)	—	1,010	—	—
Compensation expense related to stock options	—	—	119	—	—	—	119
Additional minimum pension liability, net of tax	—	—	—	—	—	(96)	(96)
Net income	—	—	—	3,000	—	—	3,000

Balance, June 30, 2004	5,970,992	$60	$10,864	$13,593	$(293)	$(96)	$24,128

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities
Net income	$3,000	$1,105	$3,879
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts receivable	105	(46)	(58)
Depreciation and amortization	2,676	2,477	2,407
Deferred income taxes	(293)	—	—
Non-cash compensation	119	31	2
Pension expense, net of contributions	(77)	(78)	(26)
(Gain) loss on disposal of assets	86	10	(54)
Loss on investments	—	—	89
Changes in operating assets and liabilities:
Accounts receivable	(3,326)	(2,086)	(147)
Inventories	(5,018)	26	(1,670)
Tax refund receivable	—	701	(701)
Other assets	71	(175)	83
Accounts payable and accrued liabilities	3,758	1,180	778
Income taxes payable	274	(85)	59
Accrued compensation and employee benefits	1,909	235	162

Net cash provided by operating activities	3,284	3,295	4,803

Cash flows from investing activities
Proceeds from sale of property and equipment	—	109	82
Capital expenditures	(3,322)	(977)	(1,076)
Repayment of notes receivable	7	89	313

Net cash used in investing activities	(3,315)	(779)	(681)

Cash flows from financing activities
Net payments on lines of credit	—	—	(242)
Borrowings on long-term debt	4,055	2,500	—
Payments on long-term debt	(2,339)	(1,707)	(2,293)
Increase (decrease) in restricted cash	—	1,500	(1,500)
Issuance of common stock	328	33	54

Net cash provided by (used in) financing activities	2,044	2,326	(3,981)

Net increase in cash and cash equivalents	2,013	4,842	141
Cash and cash equivalents at beginning of year	5,482	640	499

Cash and cash equivalents at end of year	$7,495	$5,482	$640

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$44	$—	$—
Interest	$243	$252	$394

Disclosure of non-cash activities:
Treasury stock cancelled	$1,010	$—	$—
Net unrealized losses on additional minimum pension liability	$96	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Summary of Significant Accounting Policies

Organization

We provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. We also develop, manufacture and market our own products. We operate in a single segment, nutritional supplements.

International Subsidiary

On January 22, 1999, NAIE was formed as our wholly-owned subsidiary, based in Manno, Switzerland, which is adjacent to the city of Lugano. In September 1999, NAIE opened its manufacturing facility to provide manufacturing capability in encapsulation and tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration. Upon formation, NAIE obtained from the Swiss tax authorities a five-year Swiss federal and cantonal income tax holiday that ends June 30, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of NAI and our wholly-owned subsidiary, NAIE. All significant intercompany accounts and transactions have been eliminated. The functional currency of our foreign subsidiary is the United States dollar. The financial statements of NAIE have been translated at either current or historical exchange rates, as appropriate, with gains and losses included in the consolidated statements of income.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Our inventories are recorded at the lower of cost (first-in, first-out) or market (net realizable value). Such costs include raw materials, labor and manufacturing overhead.

Property and Equipment

We state property and equipment at cost. Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, generally ranging from 1 to 39 years. We amortize leasehold improvements using the straight-line method over the shorter of the life of the improvement or the expected term of the lease. Maintenance and repairs are expensed as incurred. Significant expenditures that increase economic useful lives are capitalized.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

Additionally, we record reductions to gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns.

Cost of Goods Sold

Cost of goods sold includes raw material, labor and manufacturing overhead.

Research and Development Costs

As part of the services we provide to our private label contract manufacturing customers, we may perform, but are not obligated to perform, certain research and development activities related to the development or improvement of their products. While our customers typically do not pay directly for this service, the cost of this service is included as a component of the price we charge to manufacture and deliver their products.

Research and development costs are expensed when incurred. Our research and development expenses for the last three fiscal years ended June 30 were $2.8 million for 2004, $1.7 million for 2003 and $821,000 for 2002.

Advertising Costs

We expense advertising costs as incurred. We incurred and expensed advertising costs in the amount of $1.3 million during the fiscal year ended June 30, 2004, $1.5 million during fiscal 2003 and $679,000 during fiscal 2002. These costs are included in selling, general and administrative expenses in the accompanying statements of income.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates, for each of the jurisdictions in which we operate, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

We do not record U.S. income tax expense for NAIE’s retained earnings that are declared as indefinitely reinvested offshore, thus reducing our overall income tax expense. The amount of earnings designated as indefinitely reinvested in NAIE is based upon the actual deployment of such earnings in NAIE’s assets and our expectations of the future cash needs of our U.S. and foreign entities. Income tax laws are also a factor in determining the amount of foreign earnings to be indefinitely reinvested offshore.

Stock-Based Compensation

We have stock option plans under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also have an employee stock purchase plan. We account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. We have adopted the disclosure-only alternative of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148).

Pro forma information regarding net income and net income per share is required and has been determined as if we had accounted for our stock-based awards under the fair value method, instead of the guidelines provided by APB 25. We estimated the fair value of the awards at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including expected life and stock price volatility. Because our options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

The per share fair value of options granted in connection with stock option plans and rights granted in connection with employee stock purchase plans reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plans
	Fiscal Years Ended June 30,			Fiscal Years Ended June 30,
	2004	2003	2002	2004	2003	2002
Expected life (years)	4.0 – 8.0	4.0–6.0	4.0–9.0	0.5	0.5	0.5
Risk-free interest rate	2.4–3.7%	4.0%	4.4%	1.0%	1.5%	2.7%
Volatility	64%	71%	53%	64%	71%	53%
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted average fair value	$3.21	$1.75	$1.45	$1.82	$1.10	$0.62

For purposes of pro forma disclosures, we have amortized the estimated fair value to expense over the vesting periods. Our pro forma information under SFAS 123 and SFAS 148 is as follows:

	Fiscal Years Ended June 30,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Net income - as reported	$3,000	$1,105	$3,879
Plus: Reported stock-based compensation	119	31	2
Less: Fair value stock-based compensation	(718)	(299)	(153)

Net income - pro forma	$2,401	$837	$3,728

Reported basic net income per share	$0.51	$0.19	$0.67

Pro forma basic net income per share	$0.41	$0.14	$0.64

Reported diluted net income per share	$0.48	$0.18	$0.67

Pro forma diluted net income per share	$0.38	$0.14	$0.64

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, line of credit and note payable approximates fair value due to the relatively short maturity of such instruments. The carrying amounts for long-term debt approximate fair value as the interest rates and terms are comparable to rates and terms that could be obtained currently for similar instruments.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with United States generally accepted accounting principles. Actual results could differ from those estimates.

Net Income per Share

We compute net income per share in accordance with SFAS 128, “Earnings Per Share.” This statement requires the presentation of basic income per share, using the weighted average number of shares outstanding during the period, and diluted income per share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted income per share computation. Basic and diluted income per share are calculated as follows:

	For the Years Ended June 30,
	2004	2003	2002
	(Amounts in thousands, except per share data)
Numerator
Net income	$3,000	$1,105	$3,879
Denominator
Basic weighted average common shares outstanding	5,843	5,809	5,788
Dilutive effect of stock options	461	212	10

Diluted weighted average common shares outstanding	6,304	6,021	5,798

Basic net income per share	$0.51	$0.19	$0.67

Diluted net income per share	$0.48	$0.18	$0.67

Shares related to stock options of 61,000 for the fiscal year ended June 30, 2004, 74,000 for fiscal 2003 and 137,000 for fiscal 2002, were excluded from the calculation of diluted net income per share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our largest customers, whose receivable balances collectively represented 73% of gross accounts receivable at June 30, 2004 and 74% at June 30, 2003. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net consisted of the following at June 30:

	2004	2003
	(Dollars in thousands)
Raw materials	$7,915	$4,208
Work in progress	3,066	2,408
Finished goods	1,882	1,229

	$12,863	$7,845

C. Property and Equipment

The following is a summary of property and equipment at June 30:

	Depreciable Life In Years	2004	2003
		(Dollars in thousands)
Land	NA	$393	$393
Building and building improvements	5 - 39 years	3,235	3,288
Machinery and equipment	3 - 15 years	17,345	15,623
Office equipment and furniture	5 - 7 years	4,038	3,995
Vehicles	3 years	204	207
Leasehold improvements	1 - 10 years	4,954	4,397

Total property and equipment		30,169	27,903
Less accumulated depreciation and amortization		(18,789)	(17,083)

Property and equipment, net		$11,380	$10,820

D. Debt

On October 25, 2002, we entered into a $6.5 million two-year credit facility. The facility was comprised of a $4.0 million working capital line of credit and a $2.5 million term loan and was secured by all of our assets. The working capital line of credit was subject to eligibility requirements for current accounts receivable and inventory balances. This facility replaced the $2.5 million line of credit that expired on October 31, 2002, and refinanced a $1.2 million outstanding term note.

On May 11, 2004, we entered into a new $12.0 million credit facility with a bank to refinance our then-existing $6.5 million credit facility. The new facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans. The working capital line of credit has a 2.5-year term, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of LIBOR plus 1.75% and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan to refinance our outstanding term loan under the previous credit facility, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $62,000 plus interest. As of June 30, 2004, the outstanding amount on the term loans was $4.0 million and we did not have an outstanding balance on the working capital line of credit. As of June 30, 2004, we had $7.3 million available under the line of credit, net of an outstanding letter of credit issued to our landlord that reduced the availability under the line of credit by $440,000.

On May 2, 1996, we entered into a term loan agreement for $1.1 million, secured by a building, at an annual interest rate of 8.25%. The loan is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of June 30, 2004, the outstanding amount on the loan was $678,000.

The composite interest rate on all outstanding debt was 5.44% at June 30, 2004 and 7.31% at June 30, 2003.

Aggregate amounts of long-term debt maturities as of June 30, 2004 were as follows (dollars in thousands):

2005	$831
2006	863
2007	895
2008	888
2009	445
Thereafter	750

$4,672

E. Income Taxes

The provision for (benefit from) income taxes for the years ended June 30 consisted of the following:

	2004	2003	2002
	(Dollars in thousands)
Current:
Federal	$175	$—	$(701)
State	3	—	—
Foreign	139	47	59

	317	47	(642)

Deferred:
Federal	1,045	(372)	2,357
State	293	(163)	20
Foreign	—	—	—
Change in valuation allowance	(1,631)	535	(2,377)

	(293)	—	—

Provision for (benefit from) income taxes	$24	$47	$(642)

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows:

	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$48	$8
Accrued vacation expense	156	131
Tax credit carryforward	128	524
Allowance for inventories	414	253
Other, net	—	45
Net operating loss carryforward	264	1,482

Total gross deferred tax assets	$1,010	$2,443
Deferred tax liabilities:
Accumulated depreciation and amortization	(717)	(812)

Deferred tax liabilities	(717)	(812)

Deferred tax asset	293	1,631
Valuation allowance	—	(1,631)

Net deferred tax assets	$293	$—

At June 30, 2004, we had state tax net operating loss carry forwards of approximately $4.5 million. The state tax loss carryforwards will begin to expire in 2007, unless previously utilized.

At June 30, 2003, based on the limited historical taxable income and the uncertainty about sufficient near term taxable income at that time, we believed that this evidence created sufficient uncertainty about the realizability of our net deferred tax assets. Therefore, a full valuation allowance of $1.6 million was recorded at June 30, 2003.

At June 30, 2004, based on historical taxable income in the previous three years and the projection of taxable income for fiscal 2005, we determined a valuation allowance on our net deferred tax assets was not required. The reversal of the valuation allowance was reflected as an income tax benefit in our consolidated statements of income for the year ended June 30, 2004.

NAIE obtained from the Swiss tax authorities a five-year Swiss federal and cantonal income tax holiday that ends June 30, 2005. Following the expiration of our tax holiday, we anticipate NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes will be approximately 23%. NAIE had net income of $623,000 for the fiscal year ended June 30, 2004.

A reconciliation of income taxes computed by applying the statutory federal income tax rate of 34% to net income before income taxes for the year ended June 30 is as follows:

	2004	2003	2002
	(Dollars in thousands)
Income taxes computed at statutory federal income tax rate	$1,029	$392	$1,101
State income taxes, net of federal income tax benefit (expense)	196	67	128
Net operating loss carryback refund	—	—	(701)
Increase (decrease) in valuation allowance	(1,631)	534	(863)
Expenses not deductible for tax purposes	69	12	3
Foreign tax holiday	(187)	(228)	(356)
Prior year adjustments	305	(668)	—
Transfer pricing adjustment	264	—	—
Other	(21)	(62)	46

Income taxes (benefit) as reported	$24	$47	$(642)

Effective tax rate	0.8%	4.1%	(19.8)%

F. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. We may make contributions to the plan at the discretion of our Board of Directors. Effective July 1, 2001, the plan was amended to require that we match one half of the first 6% of a participant’s compensation contributed to the plan. Effective January 1, 2004, the plan was amended to require that we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. The total contributions under the plan charged to operations totaled $200,000 for the fiscal year ended June 30, 2004, $79,000 for fiscal 2003, and $73,000 for fiscal 2002.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed for these benefits totaled $697,000 for the fiscal year ended June 30, 2004, $492,000 for fiscal 2003, and $342,000 for fiscal 2002.

In December 1999, we adopted an employee stock purchase plan that provides for the issuance of up to 150,000 shares of our common stock. Beginning July 1, 2004, the number of shares available for purchase under the plan will increase by 25,000 each year on July 1 until determined otherwise by the Board of Directors. The plan is intended to qualify under Section 423 of the Code and is for the benefit of qualifying employees. Under the terms of the plan, participating employees may have up to 15% of their compensation withheld through payroll deductions to purchase shares of our common stock at 85% of the closing sale price for the stock as quoted on the Nasdaq National Market on either the first or last trading day in the offering period, whichever is lower. As of June 30, 2004, 86,014 shares of common stock were issued pursuant to this plan.

We sponsor a defined benefit pension plan, which provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 21, 1999, we adopted an amendment to freeze benefit accruals to the participants. At June 30, 2004, the amortized portion of the unfunded accrued liability for prior service cost, using a 30-year funding period, was approximately $44,000. This amount was accrued. Our policy is to fund the net pension cost accrued. However, we will not contribute an amount less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or more than the maximum tax-deductible amount.

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30:

	2004	2003
	(Dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,102	$1,033
Interest cost	72	67
Actuarial loss	118	3
Benefits paid	(6)	(1)

Benefit obligation at end of year	$1,286	$1,102

Change in Plan Assets
Fair value of plan assets at beginning of year	$937	$857
Actual return on plan assets	139	1
Employer contributions	76	80
Benefits paid	(6)	(1)

Fair value of plan assets at end of year	$1,146	$937

Reconciliation of Funded Status
Benefit obligation in excess of fair value of plan assets	$(140)	$(165)
Unrecognized net actuarial loss	96	44

Accrued benefit cost	$(44)	$(121)

Additional Minimum Liability Disclosures
Accrued benefit liability	$(140)	$(165)

The weighted-average rates used for the years ended June 30, 2004 and June 30, 2003 in determining the projected benefit obligations for the defined benefit pension plan were as follows:

	2004	2003
Discount rate	6.00%	6.50%
Compensation increase rate	N/A	N/A

Net Periodic Benefit Cost

The defined benefit pension plan’s net periodic benefit cost for the fiscal years ending June 30 included the following components:

	2004	2003	2002
	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Interest cost	$72	$67	$63
Expected return on plan assets	(73)	(64)	(68)

Net periodic benefit cost (income)	$(1)	$3	$(5)

The weighted-average rates used for the years ending June 30, in determining the defined benefit pension plan’s net pension costs, were as follows:

	2004	2003	2002
Discount rate	6.00%	6.50%	6.50%
Expected long term rate of return	8.00%	7.50%	7.50%
Compensation increase rate	N/A	N/A	N/A

Our expected rate of return is determined based on a methodology that considers historical returns of multiple classes analyzed to develop a risk free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

Our defined benefit pension plan’s weighted average asset allocation at June 30, 2004 and June 30, 2003 and weighted average target allocation were as follows:

	2004	2003	Target Allocation
Equity securities	61%	67%	60%
Debt securities	31%	25%	32%
Real estate	8%	8%	8%

	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when they are due. Our investment strategy is a long-term risk controlled approach using diversified investment options with a minimal exposure to volatile investment options like derivatives.

G. Stockholders’ Equity

Treasury Stock

In February 1999, the Board of Directors approved a repurchase program of up to 500,000 shares of our common stock. As of June 30, 2004, 272,400 shares were repurchased under this program. During March 2004, 211,400 shares of such repurchased common stock were cancelled and returned to the status of authorized but unissued shares of our common stock.

Stock Option Plans

Effective May 14, 1992, we adopted the 1992 Incentive Stock Option Plan for which 500,000 shares of common stock were reserved for issuance to our officers, directors, and key employees. The plan terminated on May 14, 2002. There are no outstanding options under this plan.

Effective January 24, 1995, we adopted the 1994 Nonqualified Stock Option Plan for which 500,000 shares of common stock were reserved for issuance to our officers, employees, and consultants. The plan was terminated on April 24, 2003. There are no outstanding options under this plan.

On October 30, 1998, the Board of Directors adopted the 1998 Outside Director Plan. This plan provided non-employee directors an annual grant of nonqualified stock options. The plan was terminated on April 21, 2004. There are no outstanding options under this plan.

On December 6, 1999, our stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”). A total of 500,000 shares of common stock were initially reserved under the 1999 Plan for issuance to our officers, directors, employees, and consultants. Under the terms of the 1999 Plan, the aggregate number of shares of common stock that may be awarded is automatically increased on January 1st of each year, commencing January 1, 2000, by a number equal to the lesser of 2.5% of the total number of common shares then outstanding or 100,000 shares. The 1999 Plan increased by 100,000 common shares on each of January 1, 2000, 2001, 2002, 2003, and 2004. In addition, at our Annual Meeting of Stockholders held on January 30, 2004, our stockholders approved an amendment to the 1999 Plan to increase the number of shares of common stock available under the 1999 Plan by an additional 500,000 shares.

Grants under the 1999 Plan can be either incentive stock options or nonqualified stock options. Options granted under the 1999 Plan have either a five or a ten-year term and become fully vested within three years of their grant date.

Stock option activity for the three years ending June 30, 2004 was as follows:

	1992 Incentive Plan	1998 Outside Director Plan	1999 Plan	Total All Plans	Weighted Average Exercise Price
Outstanding at June 30, 2001	165,000	20,000	339,400	524,400	3.84
Exercised	—	—	(6,104)	(6,104)	2.02
Forfeited	(80,000)	—	(186,296)	(266,296)	2.51
Granted	—	—	274,800	274,800	2.01

Outstanding at June 30, 2002	85,000	20,000	421,800	526,800	3.58
Exercised	—	—	(6,199)	(6,199)	2.17
Forfeited	(85,000)	—	(135,401)	(220,401)	5.57
Granted	—	—	285,000	285,000	3.08

Outstanding at June 30, 2003	—	20,000	565,200	585,200	2.60
Exercised	—	(20,000)	(61,700)	(81,700)	3.40
Forfeited	—	—	(8,600)	(8,600)	5.61
Granted	—	—	774,800	774,800	6.26

Outstanding at June 30, 2004	—	—	1,269,700	1,269,700	4.76
Exercisable at June 30, 2004	—	—	331,621	331,621	2.57

Weighted-average remaining contractual life in years	—	—	4.54	4.54
Available for grant at June 30, 2004	—	—	156,297	156,297

During fiscal 2002, we granted options to purchase 90,000 shares to employees at an exercise price below the fair market value of the stock on the grant date. During fiscal 2004, we granted options to purchase 150,000 shares to an employee at an exercise price below the fair market value of the stock on the grant date. We recorded approximately $63,000 of compensation expense related to these option grants in fiscal 2004, $31,000 in fiscal 2003 and $2,000 in fiscal 2002. As of June 30, 2004, we expect to record approximately $76,000 of compensation expense over the vesting period of the related stock options in fiscal 2005, $48,000 in fiscal 2006 and $16,000 in fiscal 2007.

Additionally, during fiscal 2004 we recorded $56,000 of compensation expense related to options granted to a non-employee to purchase 15,000 shares.

The following is a further breakdown of the options outstanding at June 30, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.80 - $2.03	180,200	5.66	$1.97	163,700	$1.98
$2.04 - $3.02	280,000	3.34	$2.61	128,200	$2.51
$3.03 - $5.21	340,000	4.47	$5.01	24,721	$4.34
$5.22 - $6.65	400,500	4.59	$6.64	15,000	$6.65
$6.66 - $10.47	69,000	6.52	$8.64	—	$—

$ 1.80 - $10.47	1,269,700	4.54	$4.76	331,621	$2.57

H. Commitments

We lease a total of 181,500 square feet of our manufacturing facilities from unaffiliated third parties under non-cancelable operating leases, including 162,000 square feet at our manufacturing facility in Vista, California and 19,500 square feet at our San Marcos, California facility. The leases on the San Marcos facility have various expiration dates through 2007. The lease on the Vista facility expires in March 2014.

On February 25, 2004, we entered into an agreement to sublet 42,000 square feet at our Vista, California facility. The sublease is for a term of seven months that began on April 1, 2004, and provides for monthly rental income equal to our rental expense for the space. We plan to use the space for warehousing in fiscal 2005 and expansion of our packaging operations in fiscal 2006.

As required under the terms of our Vista lease, on May 11, 2004, we provided a letter of credit in the amount of $440,000 to the landlord. The amount of the letter of credit will be reduced by approximately 33% each year.

On April 5, 2004, we entered into an agreement with a general contractor to build out tenant improvements for 46,000 square feet of our leased space in Vista, California, which we plan to use for production beginning in the third quarter of fiscal 2005. The agreement includes an approved budget of $4.2 million, of which $590,000 was incurred during fiscal 2004. Under the terms of the lease for the space, the landlord is required to fund $960,000 as a tenant improvement allowance. We expect the remaining $2.7 million will be disbursed during the first six months of fiscal 2005.

NAIE leases facility space in Manno, Switzerland. The leased space totals approximately 26,000 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European marketplace. The lease expires in December 2010.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2004 (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Gross minimum rental commitments	$1,604	$1,580	$1,564	$1,586	$1,623	$7,045
Sublease income commitments	(91)	—	—	—	—	—

	$1,513	$1,580	$1,564	$1,586	$1,623	$7,045

Rental expense totaled $1.2 million for the fiscal year ended June 30, 2004, $947,000 for fiscal 2003, and $818,000 for fiscal 2002. Rental expense for fiscal 2004 was offset by $68,000 in sublease rental income.

I. Foreign Currency Instruments

On January 6, 2004, we purchased option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The option contracts had a notional amount of $8.3 million and a purchase price of $55,000. The premium associated with each option contract is marked-to-market and realized gains or losses are recognized on the settlement date in cost of good sold. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. For the fiscal year ended June 30, 2004, approximately $53,000 had been charged to cost of goods sold for option contracts outstanding during the year.

J. Related Party Transactions

During fiscal 1999, we made a 6% interest bearing loan of $20,000 to our Chief Scientific Officer. The note and interest due are being paid in biweekly payments of $550 through May 2005. The balance of the note, including accrued interest, was $13,000 as of June 30, 2004, and $25,000 as of June 30, 2003.

Prior to June 30, 2001, we made non-interest loans to a former member of the Board of Directors in the amount of $350,000, secured by proceeds from life insurance policies. During fiscal 2002, the loans were repaid from the insurance proceeds.

We accrued interest from related party notes receivable of $1,000 for the fiscal year ended June 30, 2004, and $2,000 for the fiscal year ended June 30, 2003.

K. Economic Dependency

We had substantial sales to certain customers during the years shown in the following table. The loss of any of these customers could have a material adverse impact on our net sales and net income. Sales by customer, representing 10% or more of the respective year’s total sales, were (dollars in thousands):

	2004		2003		2002
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$31,182	40%	$24,119	43%	$23,975	48%
Customer 2	23,464	30%	15,337	27%	10,432	21%

	$54,646	70%	$39,456	70%	$34,407	69%

Accounts receivable from these customers totaled $6.6 million at June 30, 2004, and $4.2 million at June 30, 2003.

We buy certain products from a limited number of raw material suppliers. Carrington Laboratories Incorporated comprised 33% of our total raw material purchases for the year ended June 30, 2004. Accounts payable to Carrington Laboratories Incorporated was $440,000 at June 30, 2004. No other supplier comprised 10% or more of our raw material purchases for the year ended June 30, 2004.

L. Contingencies

We were a plaintiff in an anti-trust lawsuit against several manufacturers of vitamins and other raw materials that we purchased. Other similarly situated companies filed a number of similar lawsuits against some or all of the same manufacturers. Our lawsuit was consolidated with some of the others and captioned In re: Vitamin Antitrust Litigation. As of June 30, 2003, all of our claims under the vitamin antitrust litigation were settled. Settlement payments that we received of $225,000 in fiscal 2003 and $3.4 million in fiscal 2002 are included in proceeds from vitamin antitrust litigation in the accompanying statements of income for fiscal 2003 and 2002, as applicable.

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

M. Segment Information

Before July 1, 1999, we operated solely within the United States. In September 1999, NAIE opened its manufacturing facility in Switzerland. Our segment information by geographic area as of and for the last three fiscal years ended June 30 is as follows (dollars in thousands):

2004	Net Sales	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$69,110	$10,833	$38,625	$3,138
Europe	9,424	1,135	3,843	184

	$78,534	$11,968	$42,468	$3,322

2003	Net Sales	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$48,790	$9,996	$26,724	$755
Europe	7,172	1,362	4,000	222

	$55,962	$11,358	$30,724	$977

2002	Net Sales	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$41,807	$11,450	$24,290	$720
Europe	8,230	1,527	3,220	356

	$50,037	$12,977	$27,510	$1,076

Net sales are classified by geographic area based on shipping origin. Assets and capital expenditures are classified by geographic area based on the location of the company or subsidiary at which they are located or made.

SCHEDULE II

Natural Alternatives International, Inc.

Valuation And Qualifying Accounts

For The Years Ended June 30, 2004, 2003 and 2002

	Allowance for Doubtful Accounts (Dollars in thousands)
	Balance at Beginning of Period	Provision	(Deductions)	Balance at End of Period
2004	$27	$106	$(1)	$132
2003	$105	$(46)	$(32)	$27
2002	$470	$(58)	$(307)	$105

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the fourth quarter ended June 30, 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information for this item is incorporated by reference to the sections “Directors and Executive Officers,” “Board Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 3, 2004, to be filed on or before October 28, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information for this item is incorporated by reference to the section “Executive Officer and Director Compensation” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 3, 2004, to be filed on or before October 28, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information for this item is incorporated by reference to the sections “Stock Holdings of Certain Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 3, 2004, to be filed on or before October 28, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information for this item is incorporated by reference to the section “Certain Relationships and Related Transactions” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 3, 2004, to be filed on or before October 28, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information for this item is incorporated by reference to the sections “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Polices and Procedures” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 3, 2004, to be filed on or before October 28, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2004 and 2003;

•	Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2004, 2003 and 2002;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2004, 2003 and 2002;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002; and

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedule. The following financial statement schedule is included under Item 8 of this report:

•	Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 2004, 2003 and 2002.

(3)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on July 31, 1996	Exhibit 3(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the commission on September 17, 2003

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999 and as amended January 30, 2004	Exhibit A of NAI’s definitive Proxy Statement filed with the commission on December 2, 2003

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999.

10.3	Management Incentive Plan	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark Zimmerman	Filed herewith

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver	Filed herewith

10.6	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux	Filed herewith

10.7	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Wise	Filed herewith

10.8	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Reaves	Filed herewith

10.9	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Timothy E. Belanger	Filed herewith

10.10	Employment Agreement dated as of March 29, 2004, by and between NAI and Robert A. Kay	Filed herewith

10.11	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Filed herewith

10.12	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Filed herewith

10.13	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company dated October 27, 2003	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.14	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.15	Form of Indemnification Agreement entered into between NAI and each of its directors	Filed herewith

10.16	Amended and Restated Exclusive License Agreement effective as of February 5, 2003, by and among NAI, Chopra Enterprises, LLC, Deepak Chopra, M.D., and David Simon, M.D.	Filed herewith

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

(b) Reports on Form 8-K

On May 3, 2004, we filed a Current Report on Form 8-K that included a press release issued on May 3, 2004, announcing our financial results for the third quarter ended March 31, 2004. The report included (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2004 and June 30, 2003; and (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 and the nine months ended March 31, 2004 and 2003. This report was the only report on Form 8-K that we filed during the fourth quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2004

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc., in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark A. LeDoux	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	September 13, 2004
(Mark A. LeDoux)

/s/ John R. Reaves	Chief Financial Officer (principal financial officer and principal accounting officer)	September 13, 2004
(John R. Reaves)

/s/ Joe E. Davis	Director	September 13, 2004
(Joe E. Davis)

/s/ Alan J. Lane	Director	September 13, 2004
(Alan J. Lane)

/s/ Lee G. Weldon	Director	September 13, 2004
(Lee G. Weldon)