Form 10-Q
period 2004-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2004-11-12
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 12, 2004, 5,928,766 shares of NAI’s common stock were outstanding, net of 61,000 treasury shares.

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

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, Natural Alternatives International Europe S.A. (NAIE) and our other wholly owned subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	September 30, 2004	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,204	$7,495
Accounts receivable - less allowance for doubtful accounts of $159 at September 30, 2004 and $132 at June 30, 2004	9,394	8,889
Inventories, net	13,882	12,863
Deferred income taxes	951	1,010
Other current assets	1,199	633

Total current assets	28,630	30,890

Property and equipment, net	13,334	11,380

Other assets, net	185	198

Total assets	$42,149	$42,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,641	$7,567
Accrued liabilities	3,072	2,078
Accrued compensation and employee benefits	1,251	2,626
Income taxes payable	560	320
Current portion of long-term debt	839	831

Total current liabilities	12,363	13,422

Long-term debt, less current portion	3,632	3,841
Deferred income taxes	717	717
Deferred rent	256	220
Long-term pension liability	146	140

Total liabilities	17,114	18,340

Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 8,000,000 shares authorized; issued and outstanding 5,989,766 at September 30, 2004 and 5,970,992 at June 30, 2004	60	60
Additional paid-in capital	10,969	10,864
Accumulated other comprehensive loss	(146)	(96)
Retained earnings	14,445	13,593
Treasury stock, at cost, 61,000 shares at September 30, 2004 and June 30, 2004	(293)	(293)

Total stockholders’ equity	25,035	24,128

Total liabilities and stockholders’ equity	$42,149	$42,468

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Net sales	$22,727	$16,721
Cost of goods sold	17,409	12,575

Gross profit	5,318	4,146

Selling, general & administrative expenses	3,924	3,516

Income from operations	1,394	630

Other income (expense):
Interest income	4	9
Interest expense	(51)	(43)
Foreign exchange gain (loss)	(2)	15
Other, net	(1)	(22)

	(50)	(41)

Income before income taxes	1,344	589
Provision for income taxes	492	22

Net income	$852	$567

Unrealized loss resulting from change in fair value of derivative instruments, net of tax	(50)	—

Comprehensive income	$802	$567

Net income per share:
Basic	$0.14	$0.10

Diluted	$0.13	$0.09

Weighted average common shares outstanding:
Basic shares	5,923,766	5,820,709

Diluted shares	6,447,677	6,106,834

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$852	$567
Adjustments to reconcile net income to net cash used in operating activities:
Provision for uncollectible accounts receivable	27	1
Depreciation and amortization	663	670
Deferred income taxes	59	—
Stock based compensation	20	7
Pension expense, net of contributions	6	35
Loss on disposal of asset	—	3
Changes in operating assets and liabilities:
Accounts receivable	(532)	(483)
Inventories, net	(1,019)	(2,598)
Other assets	(604)	(581)
Accounts payable and accrued liabilities	332	540
Accrued compensation and employee benefits	(1,375)	47

Net cash used in operating activities	(1,571)	(1,792)

Cash flows from investing activities
Capital expenditures	(2,617)	(394)
Repayment of notes receivable	13	—

Net cash used in investing activities	(2,604)	(394)

Cash flows from financing activities
Payments on long-term debt	(201)	(141)
Proceeds from issuance of common stock	85	24

Net cash used in financing activities	(116)	(117)

Net decrease in cash and cash equivalents	(4,291)	(2,303)
Cash and cash equivalents at beginning of period	7,495	5,482

Cash and cash equivalents at end of period	$3,204	$3,179

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$51	$43

Taxes	$88	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (“2004 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2004 Annual Report unless otherwise noted below.

We have reclassified certain prior period amounts to conform to the current year presentation.

Stock- Based Compensation

We have stock option plans under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also have an employee stock purchase plan. We account for stock-based awards to employees, including shares issued pursuant to the employee stock purchase plan, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. We have adopted the disclosure-only alternative of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148, “Accounting for Stock-Based Compensation –Transition and Disclosure” (SFAS 148).

Pro forma information regarding net income and net income per share is required and has been determined as if we had accounted for our stock-based awards under the fair value method, instead of the guidelines provided by APB 25. We estimated the fair value of the stock option awards at the date of grant and employee stock purchase plan shares at the beginning of the offering period using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including expected life and stock price volatility. Because our options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

For purposes of pro forma disclosures, we have amortized the estimated fair value of the options to expense over the options’ vesting periods and the estimated fair value of employee stock purchase plan shares over the offering period. Our pro forma information under SFAS 123 and SFAS 148 is as follows:

Net Income per Share

	Three Months Ended September 30,
	2004	2003
	(Dollars in thousands, except per share data)
Net income - as reported	$852	$567
Plus: Reported stock-based compensation	20	7
Less: Fair value stock-based compensation	(308)	(80)

Net income - pro forma	$564	$494

Reported basic net income per share	$0.14	$0.10

Pro forma basic net income per share	$0.10	$0.08

Reported diluted net income per share	$0.13	$0.09

Pro forma diluted net income per share	$0.09	$0.08

We compute net income per share in accordance with SFAS 128, “Earnings Per Share.” This statement requires the presentation of basic income per share, using the weighted average number of shares outstanding during the period, and diluted income per share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net income per share computation. We calculated basic and diluted net income per share as follows:

	Three Months Ended September 30,
	2004	2003
	(Amounts in thousands, except per share data)
Numerator
Net income	$852	$567

Denominator
Basic weighted average common shares outstanding	5,924	5,821
Dilutive effect of stock options	524	286

Diluted weighted average common shares outstanding	6,448	6,107

Basic net income per share	$0.14	$0.10

Diluted net income per share	$0.13	$0.09

Shares related to stock options of 184,000 for the three months ended September 30, 2004, and 170,000 for the three months ended September 30, 2003, were excluded from the calculation of diluted net income per share, as the effect of their inclusion would be anti-dilutive.

B. Inventories

Inventories, net consisted of the following (dollars in thousands):

	September 30, 2004	June 30, 2004
Raw materials	$8,109	$7,915
Work in progress	3,871	3,066
Finished goods	1,902	1,882

	$13,882	$12,863

C. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	September 30, 2004	June 30, 2004
Land	NA	$393	$393
Building and building improvements	5 – 22	3,060	3,235
Machinery and equipment	3 – 15	17,898	17,345
Office equipment and furniture	3 - 7	3,681	4,038
Vehicles	3	204	204
Leasehold improvements	1 – 15	6,996	4,954

Total property and equipment		32,232	30,169
Less: accumulated depreciation and amortization		(18,898)	(18,789)

Property and equipment, net		$13,334	$11,380

D. Debt

We have a $12.0 million credit facility with a bank. The facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans. The working capital line of credit has a 2.5-year term, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of LIBOR plus 1.75% and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $62,000 plus interest. As of September 30, 2004, the amount outstanding on the term loans was $3.8 million and we did not have an outstanding balance on the working capital line of credit. As of September 30, 2004, we had $7.6 million available under the line of credit, net of a $440,000 outstanding letter of credit issued to our landlord.

Additionally, we have a term loan agreement for $1.1 million, secured by our San Marcos building, at an annual interest rate of 8.25%. The loan is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of September 30, 2004, the amount outstanding on the term loan was $660,000.

The composite interest rate on all outstanding debt was 4.32% at September 30, 2004, and 5.96% at September 30, 2003.

E. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan, which provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 21, 1999, we adopted an amendment to freeze benefit accruals to the participants. We contribute an amount not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or more than the maximum tax-deductible amount.

The components included in the net periodic benefit cost for the periods indicated were as follows (dollars in thousands):

	Three Months Ended September 30,
	2004	2003
Interest cost	$17	$17
Expected return on plan assets	(18)	(16)

Net periodic benefit cost (income)	$(1)	$1

F. Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of any of these customers could have a material adverse impact on our net sales and net income. Sales by customer, representing 10% or more of the respective period’s total sales, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2004		2003
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$9,088	40%	$4,558	27%
Customer 2	8,273	36	6,928	41

	$17,361	76%	$11,486	69%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended September 30,
	2004		2003
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$4,188	34%	$3,151	34%
Supplier 2	1,167	10	(a)	(a)

	$5,355	44%	$3,151	34%

(a)	Purchases were less than 10% of total raw material purchases.

G. Segment Information

Our business consists of one segment, the development, manufacturing, marketing and distribution of nutritional supplements. Our products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe.

Net sales by geographic region, based upon the customers’ location, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2004	2003
Net Sales
United States	$16,051	$12,199
Markets Outside the United States	6,676	4,522

Total Net Sales	$22,727	$16,721

Products manufactured by NAIE accounted for 43% of net sales in markets outside the United States for the three months ended September 30, 2004 and September 30, 2003. No products manufactured by NAIE were sold in the United States during the three months ended September 30, 2004 and 2003.

Assets and capital expenditures by geographic region were as follow (dollars in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Three Months Ended
	September 30, 2004	June 30, 2004	September 30, 2004	June 30, 2004	September 30, 2004	September 30, 2003
United States	$12,786	$10,833	$38,060	$38,625	$2,611	$371
Europe	1,022	1,135	4,089	3,843	6	23

	$13,808	$11,968	$42,149	$42,468	$2,617	$394

H. Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2004. You should read the following discussion and analysis together with our unaudited consolidated financial statements and the notes to the consolidated financial statements included under Item 1 in this report, as well as the information included in our 2004 Annual Report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations as described below.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Major business developments during the three months ended September 30, 2004 included the following:

•	Achieved three consecutive quarters of operating income growth.

•	Improved operating income by 16% over the fourth quarter of fiscal 2004 and by 121% over the three months ended September 30, 2003.

•	Maintained net sales at a level consistent with our record fourth quarter of fiscal 2004. First quarter net sales were in line with our growth plan for fiscal 2005. Our two largest customers comprised 76% of our first quarter net sales.

•	Diversified our private label contract manufacturing customer base with the addition of three new customers in fiscal 2004 that comprised 9% of our first quarter net sales.

•	Maintained gross profit margin by offsetting increases in material costs with improvements in fixed cost leverage and labor efficiency.

•	Continued the build out of our 46,000 square feet of newly leased space in Vista, California.

•	Funded $2.6 million of capital expenditures from available cash on hand. The capital expenditures were invested primarily in the build out of our Vista, California facility and manufacturing equipment to expand our manufacturing capacity.

Our focus for fiscal 2005 includes the following:

•	Grow and diversify net sales and customer base;

•	Improve operational efficiency, and manage costs and business risks to improve profitability;

•	Invest heavily in our facility expansion and manufacturing equipment to support our growth and profit improvement initiatives;

•	Strengthen our customized services including product formulation, regulatory assistance, product registration, product testing and evaluation, label design and clinical study design and management; and

•	Identify and evaluate acquisition opportunities that could increase product lines, enhance manufacturing capabilities or reduce risks associated with a variety of factors.

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

Our critical accounting policies are discussed under Item 7 of our 2004 Annual Report. There have been no significant changes to these policies during the three months ended September 30, 2004, with the exception of our policies on derivate financial instruments described below.

Derivative Financial Instruments

We use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts and currency options. We account for derivative financial instruments using the deferral method under FAS 133, “Accounting for Derivatives and Related Hedging Activity,” when such instruments are intended to hedge identifiable, firm foreign currency commitments or anticipated transactions and are designated as, and effective as, hedges. Foreign exchange exposures arising from certain transactions that do not meet the criteria for the deferral method are marked-to-market.

We recognize any deferred gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is recognized. In the event the derivative instrument is deemed ineffective or sold prior to maturity, we would recognize the resultant gain or loss in income.

Recent Developments

On October 22, 2004, President George W. Bush signed the American Jobs Creation Act of 2004 (the “Act”) into law. The Act makes numerous changes to the U.S. tax rules, including tax-favored repatriation of offshore earnings. This election is available for our fiscal 2005 tax year. We are in the process of evaluating this opportunity.

Results of Operations

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,
	2004	2003	% Change
Private label contract manufacturing	$20,596	$13,718	50%
Direct-to-consumer marketing program	2,131	3,003	(29)%

Total net sales	22,727	16,721	36%
Cost of goods sold	17,409	12,575	38%

Gross profit	5,318	4,146	28%
Gross profit%	23%	25%
Selling, general & administrative expenses	3,924	3,516	12%

% of net sales	17%	21%
Other expense, net	50	41	22%
Net income	$852	$567	50%

% of net sales	4%	3%
Diluted net income per share	$0.13	$0.09	44%

Consolidated private label contract manufacturing net sales for the three months ended September 30, 2004, increased $6.9 million, or 50%, over the comparable quarter last year. Changes in currency exchange rates, namely the strengthening of the Euro, contributed $169,000, or 1%, of this growth. Excluding the impact of changes in currency exchange rates, the remaining increase was due primarily to additional net sales of $5.7 million, or 50%, to our two largest customers. Net sales to our largest customer increased $4.5 million due to higher volumes of established products in existing markets of $4.1 million combined with the introduction of established products in a new market of $418,000. Net sales to our second largest customer increased $1.2 million from higher volumes of established products in existing markets. Additionally, net sales increased $2.0 million from net sales to new customers obtained after the first quarter of fiscal 2004. These increases were partially offset by reduced sales to other existing customers.

The Dr. Cherry Pathway to HealingTM product line comprised 100% of our direct-to-consumer net sales for the three months ended September 30, 2004 and 2003. Direct-to-consumer net sales decreased due to a reduction in our media spending investment in new television markets for the Dr. Cherry Pathway to HealingTM product line, as the investment did not produce what we considered to be adequate results. Additionally, we experienced a reduction in new customer acquisitions from our primary television market, while the average order value remained consistent. We have identified opportunities to improve the content and style of the television programs and anticipate introducing the upgraded television programs in the third quarter of fiscal 2005.

Gross profit margin decreased to 23% for the three months ended September 30, 2004 compared to 25% in the comparable quarter last year. The decrease in gross profit margin was due to a 2.8 percentage point increase in material cost as a percentage of net sales, offset partially by a 1.4 percentage point decrease in labor and overhead as a percentage of net sales.

Our material cost as a percentage of net sales increased to 56.8% ($12.9 million) for the three months ended September 30, 2004, compared to 54.0% ($9.0 million) in the comparable quarter last year. The increase in material cost as a percentage of net sales was primarily due to a shift in our sales mix to higher volume, lower margin products during the three months ended September 30, 2004 compared to the comparable quarter last year. This shift in sales mix resulted in 4.6 percentage points of the increase in our material cost as a percentage of net sales, partially offset by a decrease in inventory reserve charges of 1.9 percentage points.

Our labor and overhead expenses as a percentage of net sales decreased to 19.8% ($4.5 million) for the three months ended September 30, 2004, compared to 21.2% ($3.5 million) in the comparable quarter last year. The decrease in labor and overhead as a percentage of net sales was primarily due to improved leverage of fixed costs on higher net sales.

In June 2004, we began the build out of tenant improvements for approximately 46,000 square feet at our Vista, California facility. We anticipate being able to initiate production activities in the third quarter of fiscal 2005. If we are unable to complete the build out and transition our operating activities as planned, we could experience a disruption in our manufacturing capabilities and incur additional costs to fulfill customer orders.

Selling, general and administrative expenses as a percentage of net sales was 17% for the three months ended September 30, 2004, compared to 21% in the comparable quarter last year. In absolute dollars, however, selling, general and administrative expenses increased $408,000. The increase was primarily attributable to anticipated compensation payments under our fiscal 2005 Management Cash Incentive Plan of $174,000, public company compliance matters including Sarbanes-Oxley compliance work of $151,000, and research and development initiatives of $247,000, partially offset by a reduction of $124,000 in our media spending investment in new television markets for the Dr. Cherry Pathway to HealingTM product line.

During the three months ended September 30, 2004, we continued to make significant investments in our research and development initiatives primarily in the areas of clinical studies, regulatory assistance and personnel. Clinical studies increased $81,000 over the comparable quarter last year primarily for efficacy validation of products in development stages. Personnel costs increased $151,000 over the comparable quarter last year due to additional personnel hired in the second half of fiscal 2004 to strengthen our team in the areas of regulatory compliance and product formulation along with the hiring of our new Vice President of Science and Technology.

At June 30, 2004, we reduced our valuation allowance on our deferred tax assets based on historical operating profits. The effective tax rate for the three months ended September 30, 2004 was 37% compared to 4% in the comparable quarter last year. NAIE operates under a five-year Swiss federal and cantonal income tax holiday that ends June 30, 2005. Following the expiration of our tax holiday, we anticipate NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes will be approximately 23% compared to our current effective rate of approximately 5%.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our new credit facility. During the three months ended September 30,2004, cash used in operating activities was $1.6 million, principally due to compensation payments under our fiscal 2004 Management Cash Incentive Plan.

Accounts receivable, net, as of September 30, 2004 increased $505,000 from June 30, 2004. The increase was primarily due to timing of shipments at the end of the quarter ended September 30, 2004 resulting in an increase in days sales outstanding to 36 days at September 30, 2004 compared to 33 days at June 30, 2004. Inventory as of September 30, 2004 increased $1.0 million from June 30, 2004 primarily due to higher anticipated demand for fiscal 2005. Additionally, accounts payable as of September 30, 2005 decreased $926,000 from June 30, 2004 primarily due to the timing of inventory receipts and disbursements to vendors. Accounts payable as a percentage of inventory was 48% at September 30, 2004 versus 59% at June 30, 2004.

Cash used in investing activities during the three months ended September 30, 2004 was $2.6 million due to capital expenditures for the continuing investment in the build out of our 46,000 square foot facility in Vista, California and domestic manufacturing equipment to improve efficiency and capacity. We anticipate capital expenditures for fiscal 2005 will be no less than $6.5 million, net of a $960,000 tenant improvement allowance that will be funded by our landlord at the Vista facility. The capital expenditures will be primarily used to complete our tenant improvements and acquire additional equipment to expand our manufacturing capacity. Under our credit facility, capital expenditures for fiscal 2005 may not exceed $6.5 million without approval from our lender.

Our consolidated debt decreased to $4.5 million at September 30, 2004 from $4.7 million at June 30, 2004. Our $12.0 million credit facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans. The working capital line of credit has a 2.5-year term, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of LIBOR plus 1.75% and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan to refinance our outstanding term loan under the previous credit facility, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $62,000 plus interest. As of September 30, 2004, we had $7.6 million available under the working capital line of credit, net of a $440,000 outstanding letter of credit issued to our landlord. Under our credit facility, we may not create, incur or assume additional indebtedness without the approval of our lender.

On January 6, 2004, we purchased 12 option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The option contracts had a notional amount of $8.3 million and a purchase price of $55,000. The premium associated with each option contract is marked-to-market and realized gains or losses are recognized on the settlement date in cost of good sold. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. For the three months ended September 30, 2004, approximately $18,000 had been charged to cost of goods sold for option contracts.

On August 9, 2004, we purchased 12 monthly participating forward contracts designated and effective as cash flow hedges against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The participating forward consists of 12 put options providing protection when the exchange rate of the United States dollar to the Euro decreases below our contracted strike price, and 12 call options that offset the cost of the purchased put option. The call options obligate us to give up 50% of the foreign currency gain related to the forecasted transaction when the United States dollar/Euro exchange rate increases above our contracted strike price. The notional amount of our participating forward contracts is $1.5 million. At September 30, 2004, we exercised one participating forward contract and had an asset included in other assets of $43,000 relating to the remaining 11 put options and a liability included in accrued liabilities of $143,000 relating to the 11 remaining call options.

As of September 30, 2004, we had $3.2 million in cash and cash equivalents. We plan on funding our current working capital needs, capital expenditures and debt payments using available cash, cash flow from operations and our credit facility.

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

Recent Accounting Pronouncements

During March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a new standard entitled ”Share Based Payment,” which would amend SFAS 123 and SFAS 95, ”Statement of Cash Flows.” Among other items, the new standard would require that we expense, in our financial statements, stock options that we issue to employees and others. The new standard, as proposed, would be effective for periods beginning after June 15, 2005.

Throughout most of 2004, FASB has continued to deliberate on different aspects of a new standard, and currently expects to issue a final standard in the fourth quarter of 2004. Although we have not yet completed an analysis to quantify the exact impact the new standard will have on our future financial performance, the disclosures in Note A of our unaudited, condensed consolidated financial statements provide certain details as to our financial performance as if we had applied the fair value based method and recognition provisions of SFAS 123 to our stock-based employee compensation to the current reporting periods.

Additional recent accounting pronouncements are discussed under Item 7 of our 2004 Annual Report. As of September 30, 2004, other than the pronouncement described above and the pronouncements discussed in our 2004 Annual Report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

Risks

You should carefully consider the risks described under Item 7 of our 2004 Annual Report, as well as the other information in our 2004 Annual Report and in this report, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

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

Interest Rates

At September 30, 2004, we had fixed rate debt of $660,000 and variable rate debt of approximately $3.8 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of September 30, 2004, the weighted average effective interest rate on our variable rate debt was 3.9%. An immediate one hundred basis point (1.0%) increase in the interest rate on our variable rate debt, holding other variables constant, would increase our interest expense by $24,000 for the three months ended September 30, 2004. Interest rates have been at or near historic lows in recent years. There can be no guarantee that interest rates will not rise. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

On January 6, 2004, we bought 12 option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The option contracts had a notional amount of $8.3 million, a weighted average strike price of $1.15 and a purchase price of $55,000. The risk of loss associated with the options is limited to premium amounts paid for the option contracts. As of September 30, 2004, we had not exercised any of the options and nine of the options had expired.

On August 9, 2004, we purchased 12 monthly participating forward contracts designated and effective as cash flow hedges against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The participating forward consists of 12 put options providing protection when the exchange rate of the United States dollar to the Euro decreases below our contracted strike price, and 12 call options that offset the cost of the purchased put option. The call options obligate us to give up 50% of the foreign currency gain related to the forecasted transaction when the United States dollar/Euro exchange rate increases above our contracted strike price. The participating forward contracts had a notional amount of $1.5 million and a weighted average strike price of $1.19. At September 30, 2004, we exercised one participating forward contract and had an asset included in other assets of $43,000 relating to the remaining 11 put options and a liability included in accrued liabilities of $143,000 relating to the 11 remaining call options.

On September 30, 2004, the Swiss Franc closed at 1.26 to 1.00 United States dollar and the Euro closed at 0.81 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the three months ended September 30, 2004 by $184,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended September 30, 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

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

As of November 12, 2004, neither NAI nor its subsidiaries were a party to any material pending legal proceedings nor was any of their property the subject of any material pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on July 31, 1996	Exhibit 3(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the commission on September 17, 2003

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999 and as amended January 30, 2004	Exhibit A of NAI’s definitive Proxy Statement filed with the commission on December 2, 2003

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999.

10.3	Management Cash Incentive Plan	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark Zimmerman	Exhibit 10.4 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Wise	Exhibit 10.7 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Reaves	Exhibit 10.8 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Timothy E. Belanger	Exhibit 10.9 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	Employment Agreement dated as of March 29, 2004, by and between NAI and Robert A. Kay	Exhibit 10.10 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.11	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.12	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.13	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company dated October 27, 2003	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.14	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.15	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.16	Amended and Restated Exclusive License Agreement effective as of February 5, 2003, by and among NAI, Chopra Enterprises, LLC, Deepak Chopra, M.D., and David Simon, M.D.	Exhibit 10.16 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ John R. Reaves
John R. Reaves, Chief Financial Officer

Mr. Reaves is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.