Form 10-Q
period 2004-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2005-02-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

As of February 14, 2005, 5,956,387 shares of NAI’s common stock were outstanding, net of 61,000 treasury shares.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Items 2 and 3 and elsewhere in this report, as well as in other reports and documents we file with the SEC.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, Natural Alternatives International Europe S.A. (NAIE) and our other wholly owned subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	December 31, 2004	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,638	$7,495
Accounts receivable - less allowance for doubtful accounts of $187 at December 31, 2004 and $132 at June 30, 2004	7,562	8,889
Inventories, net	13,185	12,863
Deferred income taxes	951	1,010
Other current assets	1,168	633

Total current assets	27,504	30,890

Property and equipment, net	15,423	11,380
Other assets, net	185	198

Total assets	$43,112	$42,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,138	$7,567
Accrued liabilities	3,485	2,078
Accrued compensation and employee benefits	1,094	2,626
Income taxes payable	51	320
Current portion of long-term debt	846	831

Total current liabilities	12,614	13,422

Long-term debt, less current portion	3,424	3,841
Deferred income taxes	717	717
Deferred rent	292	220
Long-term pension liability	161	140

Total liabilities	17,208	18,340

Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at December 31, 2004 and 8,000,000 at June 30, 2004; issued and outstanding 6,009,387 at December 31, 2004 and 5,970,992 at June 30, 2004	60	60
Additional paid-in capital	11,128	10,864
Accumulated other comprehensive loss	(221)	(96)
Retained earnings	15,230	13,593
Treasury stock, at cost, 61,000 shares at December 31, 2004 and June 30, 2004	(293)	(293)

Total stockholders’ equity	25,904	24,128

Total liabilities and stockholders’ equity	$43,112	$42,468

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net sales	$21,545	$17,195	$44,272	$33,916
Cost of goods sold	16,953	13,300	34,362	25,875

Gross profit	4,592	3,895	9,910	8,041

Selling, general & administrative expenses	3,710	3,346	7,634	6,862

Income from operations	882	549	2,276	1,179

Other income (expense):
Interest income	6	9	10	18
Interest expense	(54)	(51)	(105)	(94)
Foreign exchange gain	168	130	166	145
Other, net	25	(25)	24	(47)

	145	63	95	22

Income before income taxes	1,027	612	2,371	1,201
Provision for income taxes	242	36	734	58

Net income	$785	$576	$1,637	$1,143

Unrealized loss resulting from change in fair value of derivative instruments, net of tax	(75)	—	(125)	—

Comprehensive income	$710	$576	$1,512	$1,143

Net income per common share:
Basic	$0.13	$0.10	$0.28	$0.20

Diluted	$0.12	$0.09	$0.25	$0.19

Weighted average common shares outstanding:
Basic	5,928,766	5,821,973	5,928,521	5,821,341
Diluted	6,571,995	6,161,851	6,512,099	6,134,798

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities
Net income	$1,637	$1,143
Adjustments to reconcile net income to net cash used in (provided by) operating activities:
Provision for uncollectible accounts receivable	55	28
Depreciation and amortization	1,178	1,338
Deferred income taxes	59	—
Stock based compensation	40	15
Pension expense, net of contributions	21	70
Loss on disposal of asset	17	15
Changes in operating assets and liabilities:
Accounts receivable	1,272	622
Inventories, net	(322)	(4,462)
Other assets	(597)	(659)
Accounts payable and accrued liabilities	718	744
Accrued compensation and employee benefits	(1,532)	168

Net cash used in (provided by) operating activities	2,546	(978)

Cash flows from investing activities
Capital expenditures	(5,238)	(1,443)
Repayment of notes receivable	13	—

Net cash used in investing activities	(5,225)	(1,443)

Cash flows from financing activities
Net borrowings on line of credit	—	85
Payments on long-term debt	(402)	(284)
Proceeds from issuance of common stock	224	24

Net cash used in financing activities	(178)	(175)

Net decrease in cash and cash equivalents	(2,857)	(2,596)
Cash and cash equivalents at beginning of period	7,495	5,482

Cash and cash equivalents at end of period	$4,638	$2,886

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$105	$94

Taxes	$814	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Stock- Based Compensation

We have stock option plans under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also have an employee stock purchase plan. We account for stock-based awards to employees, including shares issued pursuant to the employee stock purchase plan, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. We have adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure” (SFAS 148).

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

For purposes of pro forma disclosures, we have amortized the estimated fair value of the options to expense over the options’ vesting periods and the estimated fair value of employee stock purchase plan shares over the offering period. Our pro forma information under SFAS 123 and SFAS 148 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income - as reported	$785	$576	$1,637	$1,143
Plus: Reported stock-based compensation	20	7	40	15
Less: Fair value stock-based compensation	(309)	(116)	(615)	(197)

Net income - pro forma	$496	$467	$1,062	$961

Reported basic net income per common share	$0.13	$0.10	$0.28	$0.20

Pro forma basic net income per common share	$0.08	$0.08	$0.18	$0.16

Reported diluted net income per common share	$0.12	$0.09	$0.25	$0.19

Pro forma diluted net income per common share	$0.08	$0.08	$0.16	$0.16

On December 16, 2004, the Financial Accounting Standards Board (FASB) finalized SFAS No. 123R, “Share Based Payment” (SFAS 123R), which will be effective for interim or annual reporting periods beginning after June 15, 2005. SFAS 123R will require that we expense stock options and employee stock purchase plan shares using a binomial lattice valuation model that the FASB believes is capable of more fully reflecting certain characteristics of employee stock options. The effect of expensing stock options and employee stock purchase plan shares on our reported results of operations will likely differ from the pro forma information reflected in the table above, which is based on the Black-Scholes model.

Net Income per Common Share

We compute net income per common share in accordance with SFAS 128, “Earnings Per Share.” This statement requires the presentation of basic income per common share, using the weighted average number of common shares outstanding during the period, and diluted net income per common share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Numerator
Net income	$785	$576	$1,637	$1,143

Denominator
Basic weighted average common shares outstanding	5,929	5,822	5,929	5,821
Dilutive effect of stock options	643	340	583	314

Diluted weighted average common shares outstanding	6,572	6,162	6,512	6,135

Basic net income per common share	$0.13	$0.10	$0.28	$0.20

Diluted net income per common share	$0.12	$0.09	$0.25	$0.19

Shares related to stock options of 15,000 for the three months ended December 31, 2004, and 99,000 for the six months ended December 31, 2004, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

Shares related to stock options of 20,000 for the three months ended December 31, 2003, and 95,000 for the six months ended December 31, 2003, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

B. Inventories

Inventories, net consisted of the following (dollars in thousands):

	December 31, 2004	June 30, 2004
Raw materials	$6,768	$7,915
Work in progress	3,892	3,066
Finished goods	2,525	1,882

	$13,185	$12,863

C. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	December 31, 2004	June 30, 2004
Land	NA	$393	$393
Building and building improvements	7 – 39	3,095	3,235
Machinery and equipment	3 – 12	17,465	17,345
Office equipment and furniture	3 - 5	3,034	4,038
Vehicles	3	204	204
Leasehold improvements	1 – 15	8,623	4,954

Total property and equipment		32,814	30,169
Less: accumulated depreciation and amortization		(17,391)	(18,789)

Property and equipment, net		$15,423	$11,380

D. Debt

We have a $12.0 million credit facility with a bank. The facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans. The working capital line of credit has a 2.5-year term, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of LIBOR plus 1.75% and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $62,000 plus interest. As of December 31, 2004, the amount outstanding on the term loans was $3.6 million and we did not have an outstanding balance on the working capital line of credit. As of December 31, 2004, we had $7.1 million available under the line of credit, net of a $440,000 outstanding letter of credit issued to our landlord.

On February 1, 2005, we amended our credit facility with the bank to increase the limitation on our capital expenditures for the fiscal year ended June 30, 2005 from $6.5 million to $8.0 million. All other terms and conditions of our credit facility remain in full force and effect.

Additionally, we have a term loan agreement for $1.1 million, secured by our San Marcos building, at an annual interest rate of 8.25%. The loan is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of December 31, 2004, the amount outstanding on the term loan was $641,000.

The composite interest rate on all of our outstanding debt was 4.58% at December 31, 2004, and 5.90% at December 31, 2003.

E. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan, which provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 21, 1999, we adopted an amendment to the plan to freeze benefit accruals to the plan’s participants. We contribute an amount not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 nor more than the maximum tax-deductible amount.

The components included in the net periodic benefit cost for the periods ended December 31 were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Interest cost	$17	$17	$34	$34
Expected return on plan assets	(18)	(16)	(36)	(32)

Net periodic benefit cost (income)	$(1)	$1	$(2)	$2

F. Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of any of these customers, or a significant decline in net sales or the growth rate of net sales to these customers could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective period’s total net sales were as follows (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2004		2003		2004		2003
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$9,681	45%	$7,741	45%	$17,954	41%	$14,669	43%
Customer 2	6,746	31%	4,124	24%	15,834	36%	8,682	26%

	$16,427	76%	$11,865	69%	$33,788	76%	$23,351	69%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,					Six Months Ended December 31,
	2004			2003		2004			2003
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases
Supplier 1	$1,968		24%	$1,980	24%	$6,156		30%	$5,131		17%
Supplier 2	874		11%	891	11%	2,041		10%		(a)	(a)
Supplier 3		(a)	(a)	861	11%		(a)	(a)		(a)	(a)

	$2,842		35%	$3,732	46%	$8,197		40%	$5,131		17%

(a)	Purchases were less than 10% of total raw material purchases.

G. Segment Information

Our business consists of one segment, the development, manufacturing, marketing and distribution of nutritional supplements. Our products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe.

Net sales by geographic region, based upon the customers’ location, were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net Sales
United States	$16,779	$12,611	$32,830	$24,810
Markets Outside the United States	4,766	4,584	11,442	9,106

Total Net Sales	$21,545	$17,195	$44,272	$33,916

Products manufactured by NAIE accounted for 55% of net sales in markets outside the United States for the three months ended December 31, 2004 and 49% for the three months ended December 31, 2003. NAIE accounted for 48% of net sales in markets outside the United States for the six months ended December 31, 2004 and 46% for the six months ended December 31, 2003.

No products manufactured by NAIE were sold in the United States during the six months ended December 31, 2004 and 2003.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follow (dollars in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Six Months Ended
	December 31, 2004	June 30, 2004	December 31, 2004	June 30, 2004	December 31, 2004	December 31, 2003
United States	$14,925	$10,833	$38,656	$38,625	$5,191	$1,342
Europe	972	1,135	4,456	3,843	47	101

	$15,897	$11,968	$43,112	$42,468	$5,238	$1,443

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the six months ended December 31, 2004. You should read the following discussion and analysis together with our unaudited consolidated financial statements and the notes to the consolidated financial statements included under Item 1 in this report, as well as the information included in our 2004 Annual Report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations as described below.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Major business developments for the six months ended December 31, 2004 included the following:

•	Achieved a 5.1% operating margin, while incurring increased regulatory costs of $392,000 related to the Therapeutic Goods Administration of Australia (TGA) certification review of our U.S.-based manufacturing facilities and $210,000 related to public company compliance matters under the Sarbanes-Oxley Act of 2002.

•	Our two largest customers comprised 76% of our net sales.

•	Contract manufacturing sales grew 41% over the comparable period last year. Sales to our second largest customer grew 82% over the comparable period last year.

•	Funded $5.2 million of capital expenditures from available cash on hand. The capital expenditures were invested primarily in the build out of our Vista, California facility, which included the acquisition of additional manufacturing equipment.

We completed our 46,000 square-foot production facility build-out in Vista, California in January 2005.

Our focus for the remainder of fiscal 2005 includes the following:

•	Grow and diversify net sales and customer base;

•	Improve operational efficiency, and manage costs and business risks to improve profitability;

•	Invest heavily in our facility expansion and manufacturing equipment to support our growth and profit improvement initiatives;

•	Strengthen our customized services including product formulation, regulatory assistance, product registration, product testing and evaluation, label design and clinical study design and management; and

•	Identify and evaluate acquisition opportunities that could increase product lines, enhance manufacturing capabilities or reduce risks associated with a variety of factors.

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

Our critical accounting policies are discussed under Item 7 of our 2004 Annual Report. There have been no significant changes to these policies during the six months ended December 31, 2004, with the exception of our policies on derivate financial instruments described below.

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

Results of Operations

The results of our operations for the periods ended December 31 were as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
Private label contract manufacturing	$19,580	$14,731	33%	$40,176	$28,449	41%
Direct-to-consumer marketing program	1,965	2,464	(20)%	4,096	5,467	(25)%

Total net sales	21,545	17,195	25%	44,272	33,916	31%
Cost of goods sold	16,953	13,300	27%	34,362	25,875	33%

Gross profit	4,592	3,895	18%	9,910	8,041	23%
Gross profit %	21.3%	22.7%		22.4%	23.7%
Selling, general & administrative expenses	3,710	3,346	11%	7,634	6,862	11%
% of net sales	17.2%	19.5%		17.2%	20.2%
Other income, net	145	63	130%	95	22	332%

Income before taxes	1,027	612	68%	2,371	1,201	97%
% of net sales	4.8%	3.6%		5.4%	3.5%
Net income	$785	$576	36%	$1,637	$1,143	43%

% of net sales	3.6%	3.3%		3.7%	3.4%
Diluted net income per common share	$0.12	$0.09	33%	$0.25	$0.19	32%

Consolidated private label contract manufacturing net sales increased $4.8 million, or 33%, over the comparable quarter last year, and increased $11.7 million, or 41%, over the comparable year-to-date period last year. Changes in currency exchange rates, namely the strengthening of the Euro, contributed $222,000, or 2%, of the comparable quarter growth and $392,000, or 1%, of the comparable year-to-date growth. Excluding the impact of changes in currency exchange rates, the remaining increase over the comparable quarter and year-to-date periods was due primarily to higher volumes of established products in existing markets to our two largest customers of $4.3 million, or 37%, over the comparable quarter and $10.0 million, or 43%, over the comparable year-to-date period. The remaining increase in quarterly and year-to-date net sales was from growth in sales to new customers, partially offset by decreased volumes with existing customers. Looking forward, we expect relatively steady net sales for the remainder of fiscal 2005. We anticipate that we will be discontinuing our relationships with two of our newer private label contract manufacturing customers and intend in the future to focus on larger, higher quality customers. In January 2005, we initiated negotiations with our largest customer, NSA International, Inc., to renew our manufacturing agreement.

The Dr. Cherry Pathway to Healing™ product line comprised 99% of our direct-to-consumer net sales. Direct-to-consumer net sales for the three months ended December 31, 2004 decreased 20% from the comparable quarter last year, and decreased 25% from the comparable year-to-date period last year due to a reduction in our media spending investment in new television markets for the Dr. Cherry Pathway to Healing™ product line, as the investment did not produce what we considered to be adequate results. Additionally, we experienced a reduction in new customer acquisitions from our primary television market, while the average order value remained consistent. We have identified opportunities to improve the content and style of the television programs and anticipate introducing the upgraded television programming at the end of the third quarter of fiscal 2005. Additionally, the Chopra Center EssentialsTM product line will be marketed on a test basis through direct mail at the beginning of the fourth quarter of fiscal 2005. The brand development costs for our direct-to-consumer product lines of approximately $350,000 are not expected to provide an immediate return.

Gross profit margin decreased to 21.3% for the three months ended December 31, 2004 from 22.7% in the comparable quarter last year. For the first six months of fiscal 2005, our gross profit margin decreased to 22.4% from 23.7% in the comparable year-to-date period last year. The decrease in gross profit margin was due to an increase in material cost as a percentage of net sales of 5.3 percentage points over the comparable quarter last year and 4.0 percentage points over the comparable year-to-date period, offset partially by a decrease in labor and overhead as a percentage of net sales of 3.9 percentage points from the comparable quarter last year and 2.7 percentage points from the comparable year-to-date period.

Our material cost as a percentage of net sales increased to 57.6% for the three months ended December 31, 2004, from 52.3% in the comparable quarter last year. For the first six months of fiscal 2005, our material cost as a percentage of net sales increased to 57.2% from 53.2% in the comparable year-to-date period last year. The increase in material cost for the quarter and year-to-date periods was primarily due to a shift in our sales mix to higher volume, lower margin products. This shift in sales mix resulted in approximately 5.6 percentage points of the material cost increase over the comparable quarter last year, and 5.1 percentage points over the comparable year-to-date period, partially offset by reductions in inventory reserve charges.

Our labor and overhead expenses as a percentage of net sales decreased to 21.1% for the three months ended December 31, 2004, from 25.0% in the comparable quarter last year. For the first six months of fiscal 2005, our labor and overhead expenses as a percentage of net sales decreased to 20.4% from 23.1% in the comparable year-to-date period last year. The decrease in labor and overhead was primarily due to improved leverage of fixed costs on higher net sales.

In June 2004, we began the build out of tenant improvements for approximately 46,000 square feet at our Vista, California facility. The build out of the facility was completed in January 2005. We anticipate being able to initiate production activities in the third quarter of fiscal 2005. If we are unable to complete the transition of our operating activities as planned, we could experience a disruption in our manufacturing capabilities and incur additional costs to fulfill customer orders.

Selling, general and administrative expenses as a percentage of net sales decreased to 17.2% for the three months ended December 31, 2004, from 19.5% in the comparable quarter last year. For the first six months of fiscal 2005, our selling, general and administrative expenses as a percentage of net sales decreased to 17.2% from 20.2% in the comparable year-to-date period last year. However, in dollars, selling, general and administrative expenses increased $364,000, or 11%, over the comparable quarter last year, and increased $772,000, or 11%, over the comparable year-to-date period last year. The quarter and year-to-date increases were primarily attributable to Sarbanes-Oxley compliance work of $95,000 and $210,000, respectively, and research and development initiatives of $681,000 and $932,000, respectively, partially offset by a reduction of $156,000 and $334,000 in our media spending investment in new television markets for the Dr. Cherry Pathway to Healing™ product line and the related reduction in fulfillment costs associated with the reduced net sales of $123,000 and $353,000, respectively.

During the quarter and year-to-date periods ended December 31, 2004, we continued to make significant investments in our research and development initiatives primarily in the areas of regulatory assistance, clinical studies and personnel. We incurred incremental regulatory costs over the comparable quarter and year-to-date periods last year of $392,000 due to increased regulatory certification requirements to improve service to our customers selling products in international markets. Clinical studies increased $156,000 over the comparable quarter last year and $237,000 over the comparable year-to-date period last year primarily for our commitment to participate in our customers’ ongoing and future clinical studies. Personnel costs increased $133,000 over the comparable quarter last year and $281,000 over the comparable year-to-date period last year due to additional personnel hired in the second half of fiscal 2004 to strengthen our team in the areas of quality assurance, regulatory compliance and product formulation.

Other income, net, increased to $145,000 for the three months ended December 31, 2004 from $63,000 in the comparable quarter last year. For the first six months of fiscal 2005, other income, net, increased to $95,000 from $22,000 in the comparable year-to-date period last year. The primary component of other income, net, was the net foreign exchange gain on the translation of Euro denominated cash and receivables of $168,000 for the second quarter and $166,000 for the first six months of fiscal 2005. The net foreign exchange gain increased $38,000 over the comparable quarter last year and $21,000 over the comparable year-to-date period last year. The remaining increase primarily related to a $47,000 gain on the sale of a previously written-off investment during the three months ended December 31, 2004.

In the second quarter of fiscal 2005, we adjusted our annual effective tax rate to 31% partially due to a shift in taxable income between taxable jurisdictions and anticipated reduced levels of profitability for the remainder of fiscal 2005. NAIE operates under a five-year Swiss federal and cantonal income tax holiday that ends June 30, 2005. Following the expiration of our tax holiday, we anticipate NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes will be approximately 23% compared to our current effective rate of approximately 5%.

Our effective tax rate was not affected by the American Jobs Creation Act, which was signed into law on October 22, 2004. The new act creates a temporary incentive for United States multinational corporations to repatriate accumulated income earned outside the United States by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. Whether we will ultimately take advantage of this incentive depends on a number of factors including potentially forthcoming congressional actions, treasury regulations, NAIE’s future cash requirements and the possible development of a qualified reinvestment plan. At this time, NAIE’s retained earnings remain indefinitely reinvested offshore.

While we effectively managed our selling, general and administrative expenses in the second quarter of fiscal 2005 to improve profitably over the comparable quarter last year, we incurred significantly higher regulatory costs, which we expect to continue during the remainder of fiscal 2005. As discussed above, the increased costs are related, in part, to the scheduled TGA certification review of our U.S.-based manufacturing facilities and the planned introduction of our upgraded marketing programs for our direct-to-consumer product lines, for which we do not expect an immediate return. These increased operating expenses, combined with anticipated relatively steady net sales for the remainder of fiscal 2005, will reduce our net income. Nonetheless, we expect to remain profitable, although at reduced levels, for the remainder of fiscal 2005.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. During the six months ended December 31, 2004, cash provided by operating activities was $2.5 million.

Accounts receivable, net, as of December 31, 2004 decreased $1.3 million from June 30, 2004. The decrease was primarily due to the timing of shipments at the end of the quarter ended June 30, 2004. Days sales outstanding were 33 days for the six months ended December 31, 2004 and the fiscal year ended June 30, 2004. Accounts payable as of December 31, 2004 decreased $429,000 from June 30, 2004 primarily due to the timing of inventory receipts and disbursements to vendors. Accounts payable as a percentage of inventory was 54% at December 31, 2004 compared to 59% at June 30, 2004. Additionally, in September 2004 we made compensation payments of $1.6 million under our fiscal 2004 Management Cash Incentive Plan.

During the first six months of fiscal 2005, we invested $5.2 million in the expansion of our Vista, California production facility, which included the acquisition of additional manufacturing equipment The expanded facility should help us improve operational efficiency, increase manufacturing capacity and reduce business risk. On February 1, 2005, we amended our credit facility to increase the limitation on our capital expenditures for the fiscal year ended June 30, 2005 from $6.5 million to $8.0 million. All other terms and conditions of our credit facility remain in full force and effect. The limitation on our capital expenditures was increased in anticipation of expanding our manufacturing facilities in Lugano, Switzerland.

Our consolidated debt decreased to $4.3 million at December 31, 2004 from $4.7 million at June 30, 2004. Our $12.0 million credit facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans. The working capital line of credit has a 2.5-year term, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of LIBOR plus 1.75% and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $62,000 plus interest. As of December 31, 2004, the amount outstanding on the term loans was $3.6 million and we did not have an outstanding balance on the working capital line of credit. As of December 31, 2004, we had $7.1 million available under the working capital line of credit, net of a $440,000 outstanding letter of credit issued to our landlord. Under our credit facility, we may not create, incur or assume additional indebtedness without the approval of our lender.

On January 6, 2004, we purchased twelve option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The option contracts had a notional amount of $8.3 million, a weighted average strike price of $1.15 and a purchase price of $55,000. The premium associated with each option contract was marked-to-market and realized gains or losses were recognized on the settlement date in cost of goods sold. The risk of loss associated with the options was limited to premium amounts paid for the option contracts. For the six months ended December 31, 2004, approximately $18,000 had been charged to cost of goods sold for the option contracts.

On August 9, 2004, we purchased ten monthly participating forward contracts designated and effective as cash flow hedges against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The participating forwards consist of ten put options providing protection when the exchange rate of the United States dollar to the Euro decreases below our contracted strike price of $1.1892, and ten call options that offset the initial cost of the purchased put options. The call options obligate us to give up 50% of the foreign currency gain related to the forecasted transactions when the United States dollar/Euro exchange rate increases above our contracted strike price. The participating forward contracts had an initial notional amount of $1.5 million. As of December 31, 2004, the unrealized loss for the remaining six monthly participating forward contracts of $125,000 was included in our condensed consolidated balance sheets under “Accumulated Other Comprehensive Loss.”

As of December 31, 2004, we had $4.6 million in cash and cash equivalents. We plan on funding our current working capital needs, capital expenditures and debt payments using available cash, cash flow from operations and our credit facility.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of APB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for our fiscal year beginning July 1, 2006. We do not expect that the adoption of SFAS 151 will have a material impact on our consolidated financial position or results of operations.

On December 16, 2004, the FASB finalized SFAS 123R, “Share Based Payment” (SFAS 123R), which will be effective for interim or annual reporting periods beginning after June 15, 2005. SFAS 123R will require that we expense stock options and employee stock purchase plan shares using a binomial lattice valuation model that the FASB believes is capable of more fully reflecting certain characteristics of employee stock options. The effect of expensing stock options and employee stock purchase plan shares on our reported results of operations using the Black-Scholes model is presented in the notes to our condensed consolidated financial statements under Item 1 of this report.

Additional recent accounting pronouncements are discussed under Item 7 of our 2004 Annual Report. As of December 31, 2004, other than the pronouncements described above and the pronouncements discussed in our 2004 Annual Report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

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

Interest Rates

At December 31, 2004, we had fixed rate debt of $641,000 and variable rate debt of approximately $3.6 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of December 31, 2004, the weighted average effective interest rate on our variable rate debt was 4.1%. An immediate one hundred basis point (1.0%) increase in the interest rate on our variable rate debt, holding other variables constant, would increase our interest expense by $19,000 for the six months ended December 31, 2004. Interest rates have been at or near historic lows in recent years. There can be no guarantee that interest rates will not rise. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

On January 6, 2004, we purchased twelve option contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The option contracts had a notional amount of $8.3 million, a weighted average strike price of $1.15 and a purchase price of $55,000. The risk of loss associated with the options was limited to premium amounts paid for the option contracts. As of December 31, 2004, all of the options had expired.

On August 9, 2004, we purchased ten monthly participating forward contracts designated and effective as cash flow hedges against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The participating forward consists of ten put options providing protection when the exchange rate of the United States dollar to the Euro decreases below our contracted strike price of $1.1892, and ten call options that offset the initial cost of the purchased put option. The call options obligate us to give up 50% of the foreign currency gain related to the forecasted transaction when the United States dollar/Euro exchange rate increases above our contracted strike price. The participating forward contracts had an initial notional amount of $1.5 million and a weighted average strike price of $1.1892. As of December 31, 2004, we had exercised four participating forward contracts.

On December 31, 2004, the Swiss Franc closed at 1.13 to 1.00 United States dollar and the Euro closed at 0.73 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the six months ended December 31, 2004 by $348,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended December 31, 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

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

As of February 14, 2005, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on December 3, 2004. The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of two Class II directors to serve until the next annual meeting of stockholders held to elect Class II directors and until their successors are elected and qualified:
Lee G. Weldon	5,141,638	371,066	—	—	—
Alan G. Dunn	5,185,375	327,329	—	—	—

Approval of an amendment to our Certificate of Incorporation to increase the number of our authorized shares from 8,500,000 (8,000,000 of common stock and 500,000 of preferred stock) to 20,500,000 (20,000,000 of common stock and 500,000 of preferred stock)	2,597,291	—	249,289	2,304	2,663,820

Approval of an amendment to our 1999 Omnibus Equity Incentive Plan, including an increase of 500,000 shares authorized for issuance under the plan	1,729,259	—	1,115,627	3,998	2,663,820

Ratification of the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2005	5,506,044	—	2,275	4,385	—

In accordance with the terms set forth in the proxy statement related to the solicitation of proxies for use at the annual meeting, an abstention from voting was used for the purpose of establishing a quorum, and was considered a vote “against” a proposal. A broker non-vote was also used for the purpose of establishing a quorum, but was not otherwise counted in the voting process. Each of the above directors and matters was approved by the stockholders at the annual meeting.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Filed herewith

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004	Filed herewith

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999.

10.3	Management Cash Incentive Plan	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark Zimmerman	Exhibit 10.4 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Wise	Exhibit 10.7 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Reaves	Exhibit 10.8 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Timothy E. Belanger	Exhibit 10.9 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	Employment Agreement dated as of March 29, 2004, by and between NAI and Robert A. Kay	Exhibit 10.10 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.11	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.12	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.13	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Filed herewith

10.14	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company dated October 27, 2003	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.15	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.16	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.17	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.18	Amended and Restated Exclusive License Agreement effective as of February 5, 2003, by and among NAI, Chopra Enterprises, LLC, Deepak Chopra, M.D., and David Simon, M.D.	Exhibit 10.16 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2005

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ John R. Reaves
John R. Reaves, Chief Financial Officer

Mr. Reaves is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.