Form 10-Q
period 2005-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2005-05-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

☐ Yes    ☒ No

As of May 13, 2005, 5,982,132 shares of NAI’s common stock were outstanding, net of 61,000 treasury shares.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income, net income per share, profit margins, expenditures, liquidity and other financial items;

•	inventories and the adequacy and intended use of our facilities;

•	sources and availability of raw materials;

•	personnel;

•	operations outside the United States;

•	overall industry and market performance;

•	competition;

•	current and future economic and political conditions;

•	development of new products, brands and marketing strategies;

•	distribution channels and product sales and performance;

•	growth, expansion and acquisition strategies;

•	the outcome of regulatory and litigation matters, including our ability to renew our certification from the Therapeutic Goods Administration of Australia (TGA) and the timing of any such renewal of our TGA certification;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	March 31, 2005	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,492	$7,495
Accounts receivable - less allowance for doubtful accounts of $221 at March 31, 2005 and $132 at June 30, 2004	8,666	8,889
Inventories, net	13,776	12,863
Deferred income taxes	951	1,010
Other current assets	1,387	633

Total current assets	28,272	30,890

Property and equipment, net	16,392	11,380
Other assets, net	185	198

Total assets	$44,849	$42,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,648	$7,567
Accrued liabilities	2,277	2,078
Accrued compensation and employee benefits	937	2,626
Line of credit	1,222	—
Income taxes payable	171	320
Current portion of long-term debt	853	831

Total current liabilities	13,108	13,422

Long-term debt, less current portion	3,216	3,841
Deferred income taxes	717	717
Deferred rent	1,262	220
Long-term pension liability	196	140

Total liabilities	18,499	18,340

Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at March 31, 2005 and 8,000,000 at June 30, 2004; issued and outstanding 6,038,777 at March 31, 2005 and 5,970,992 at June 30, 2004	60	60
Additional paid-in capital	11,213	10,864
Accumulated other comprehensive loss	(137)	(96)
Retained earnings	15,507	13,593
Treasury stock, at cost, 61,000 shares at March 31, 2005 and June 30, 2004	(293)	(293)

Total stockholders’ equity	26,350	24,128

Total liabilities and stockholders’ equity	$44,849	$42,468

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net sales	$22,490	$21,268	$66,762	$55,184
Cost of goods sold	18,277	16,215	52,639	42,090

Gross profit	4,213	5,053	14,123	13,094
Selling, general & administrative expenses	3,538	4,047	11,172	10,909

Income from operations	675	1,006	2,951	2,185

Other income (expense):
Interest income	5	3	15	21
Interest expense	(86)	(69)	(191)	(163)
Foreign exchange (loss) gain	(188)	(50)	(22)	95
Other, net	(8)	(22)	16	(69)

	(277)	(138)	(182)	(116)

Income before income taxes	398	868	2,769	2,069
Provision for income taxes	121	13	855	71

Net income	$277	$855	$1,914	$1,998

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	84	—	(41)	—

Comprehensive income	$361	$855	$1,873	$1,998

Net income per common share:
Basic	$0.05	$0.15	$0.32	$0.34

Diluted	$0.04	$0.13	$0.30	$0.32

Weighted average common shares outstanding:
Basic	5,957,923	5,848,841	5,938,322	5,830,508
Diluted	6,420,671	6,335,462	6,481,623	6,201,686

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$1,914	$1,998
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	89	62
Depreciation and amortization	1,753	2,029
Deferred income taxes	59	—
Stock based compensation	60	100
Pension expense, net of contributions	56	79
Loss on disposal of asset	20	15
Changes in operating assets and liabilities:
Accounts receivable	134	(723)
Inventories, net	(913)	(4,425)
Other assets	(816)	(462)
Accounts payable and accrued liabilities	1,194	(574)
Accrued compensation and employee benefits	(1,689)	940

Net cash provided by (used in) operating activities	1,861	(961)

Cash flows from investing activities
Capital expenditures	(6,785)	(2,028)
Repayment of notes receivable	13	4

Net cash used in investing activities	(6,772)	(2,024)

Cash flows from financing activities
Net borrowings on line of credit	1,222	900
Payments on long-term debt	(603)	(426)
Proceeds from issuance of common stock	289	191

Net cash provided by financing activities	908	665

Net decrease in cash and cash equivalents	(4,003)	(2,320)
Cash and cash equivalents at beginning of period	7,495	5,482

Cash and cash equivalents at end of period	$3,492	$3,162

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$191	$163

Taxes	$841	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Stock- Based Compensation

We have equity incentive plans under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also have an employee stock purchase plan. We account for stock-based awards to employees, including shares issued pursuant to the employee stock purchase plan, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. We have adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure” (SFAS 148).

Pro forma information regarding net income and net income per share is required and has been determined as if we had accounted for our stock-based awards under the fair value method, instead of the guidelines provided by APB 25. We estimated the fair value of the stock option awards at the date of grant and employee stock purchase plan shares at the beginning of the offering period using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including expected life and stock price volatility. Because our options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of our stock option awards.

For purposes of pro forma disclosures, we have amortized the estimated fair value of our stock option awards to expense over the options’ vesting periods and the estimated fair value of our employee stock purchase plan shares over the offering period. Our pro forma information under SFAS 123 and SFAS 148 is as follows:

	Three Months Ended March 31,		Nine Months ended March 31,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income - as reported	$277	$855	$1,914	$1,998
Plus: Reported stock-based compensation	20	84	60	100
Less: Fair value stock-based compensation	(316)	(259)	(927)	(462)

Net income (loss) - pro forma	$(19)	$680	$1,047	$1,636

Reported basic net income per common share	$0.05	$0.15	$0.32	$0.34

Pro forma basic net income per common share	$—	$0.12	$0.18	$0.28

Reported diluted net income per common share	$0.04	$0.13	$0.30	$0.32

Pro forma diluted net income per common share	$—	$0.11	$0.16	$0.26

On December 16, 2004, the Financial Accounting Standards Board (FASB) finalized SFAS No. 123R, “Share Based Payment” (SFAS 123R), which will be effective for our interim and annual reporting periods beginning after June 15, 2005. SFAS 123R will require that we expense stock options and employee stock purchase plan shares using a binomial lattice valuation model that the FASB believes is capable of more fully reflecting certain characteristics of employee stock options. The effect of expensing stock options and employee stock purchase plan shares on our reported results of operations will likely differ from the pro forma information reflected in the table above, which is based on the Black-Scholes model.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Numerator
Net income	$277	$855	$1,914	$1,998
Denominator
Basic weighted average common shares outstanding	5,958	5,849	5,938	5,831
Dilutive effect of stock options	463	486	544	371

Diluted weighted average common shares outstanding	6,421	6,335	6,482	6,202

Basic net income per common share	$0.05	$0.15	$0.32	$0.34

Diluted net income per common share	$0.04	$0.13	$0.30	$0.32

Shares related to stock options of 262,000 for the three months ended March 31, 2005, and 154,000 for the nine months ended March 31, 2005, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Shares related to stock options of 55,000 for the three months ended March 31, 2004, and 82,000 for the nine months ended March 31, 2004, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

B. Inventories

Inventories, net consisted of the following (dollars in thousands):

	March 31, 2005	June 30, 2004
Raw materials	$7,177	$7,915
Work in progress	4,173	3,066
Finished goods	2,426	1,882

	$13,776	$12,863

C. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	March 31, 2005	June 30, 2004
Land	NA	$393	$393
Building and building improvements	7 –39	3,086	3,235
Machinery and equipment	3 –12	17,577	17,345
Office equipment and furniture	3 – 5	3,115	4,038
Vehicles	3	204	204
Leasehold improvements	1 –15	9,611	4,954

Total property and equipment		33,986	30,169
Less: accumulated depreciation and amortization		(17,594)	(18,789)

Property and equipment, net		$16,392	$11,380

D. Debt

We have a $12.0 million credit facility with a bank. The facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans. The working capital line of credit has a 2.5-year term, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of LIBOR plus 1.75% and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $74,000 plus interest. As of March 31, 2005, the amount outstanding on the term loans was $3.4 million and the outstanding balance on the working capital line of credit was $1.2 million. As of March 31, 2005, we had $6.1 million available under the line of credit, net of a $440,000 outstanding letter of credit issued to our landlord.

On February 1, 2005, we amended our credit facility with the bank to increase the limitation on our capital expenditures for the fiscal year ended June 30, 2005 from $6.5 million to $8.0 million. All other terms and conditions of our credit facility remain in full force and effect.

On April 1, 2005, in accordance with our lease agreement, we reduced our outstanding letter of credit issued to our landlord to $270,000.

Additionally, we have a term loan agreement for $1.1 million, secured by our San Marcos building, at an annual interest rate of 8.25%. The loan is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of March 31, 2005, the amount outstanding on the term loan was $621,000.

The composite interest rate on all of our outstanding debt was 4.87% at March 31, 2005, and 6.00% at March 31, 2004.

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

The components included in the net periodic benefit cost for the periods ended March 31 were as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Interest cost	$17	$17	$51	$50
Expected return on plan assets	(18)	(16)	(54)	(48)

Net periodic benefit cost (income)	$(1)	$1	$(3)	$2

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

	Three Months Ended March 31,					Nine Months Ended March 31,
	2005			2004		2005			2004
	Net Sales by Customer		% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer		% of Total Net Sales	Net Sales by Customer		% of Total Net Sales
Customer 1	$9,403		42%	$8,510	40%	$27,357		41%	$23,179		42%
Customer 2	8,902		40%	6,388	30%	24,736		37%	15,070		27%
Customer 3	(a	)	(a )	2,036	10%	(a	)	(a )	(a	)	(a )

	$18,305		82%	$16,934	80%	$52,093		78%	$38,249		69%

(a)	Net sales were less than 10% of the respective period’s total net sales.

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,						Nine Months Ended March 31,
	2005				2004		2005				2004
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases		Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases		Raw Material Purchases by Supplier		% of Total Raw Material Purchases
Supplier 1	$5,414		47%		$2,151	25%	$11,570		36%		$6,969		27%
Supplier 2	(a	)	(a	)	950	11%	(a	)	(a	)	(a	)	(a	)
Supplier 3	(a	)	(a	)	889	10%	(a	)	(a	)	(a	)	(a	)

	$5,414		47%		$3,990	46%	$11,570		36%		$6,969		27%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

G. Segment Information

Our business consists of one segment, the development, manufacturing, marketing and distribution of nutritional supplements. Our products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe.

Net sales by geographic region, based upon the customers’ location, were as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
United States	$16,738	$14,920	$49,568	$39,730
Markets Outside the United States	5,752	6,348	17,194	15,454

Total Net Sales	$22,490	$21,268	$66,762	$55,184

Products manufactured by NAIE accounted for 49% of net sales in markets outside the United States for the three months ended March 31, 2005 and 37% for the three months ended March 31, 2004. NAIE accounted for 49% of net sales in markets outside the United States for the nine months ended March 31, 2005 and 42% for the nine months ended March 31, 2004.

No products manufactured by NAIE were sold in the United States during the nine months ended March 31, 2005 and 2004.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follow (dollars in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Nine Months Ended
	March 31, 2005	June 30, 2004	March 31, 2005	June 30, 2004	March 31, 2005	March 31, 2004
United States	$15,946	$10,833	$40,194	$38,625	$6,493	$1,860
Europe	1,120	1,135	4,655	3,843	292	168

	$17,066	$11,968	$44,849	$42,468	$6,785	$2,028

H. Contingencies

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to product liability, employment, intellectual property, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters, including that discussed below, will result in a material adverse effect on our business, consolidated financial condition, or results of operation. However, a settlement payment or unfavorable outcome could adversely impact our results of operation. Our evaluation of the likely impact of these actions, including that discussed below, could change in the future and we could have unfavorable outcomes that we do not expect.

On February 10, 2005, a complaint was filed against NAI on behalf of Novogen Research Pty. Ltd. in the United States District Court, Southern District of New York alleging a cause of action for patent infringement of a Novogen product by products manufactured by NAI. Based on our preliminary investigation of the infringement claims, we believe the claims made in the patents are likely invalid. As of May 13, 2005, no amount of monetary damages had been claimed. The parties are attempting to resolve the matter in an out-of-court settlement but if we are unable to do so we intend to vigorously defend the action.

As of May 13, 2005, other than as set forth above, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2005. You should read the following discussion and analysis together with our unaudited consolidated financial statements and the notes to the consolidated financial statements included under Item 1 in this report, as well as the information included in our 2004 Annual Report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations as described below.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Major business developments for the nine months ended March 31, 2005 included the following:

•	Achieved a $700,000 improvement in income before income taxes over the comparable nine-month period last year despite incurring increased regulatory costs of $652,000 related to the Therapeutic Goods Administration of Australia (TGA) certification review of our U.S.-based manufacturing facilities and $323,000 related to public company compliance matters under the Sarbanes-Oxley Act of 2002.

•	We extended our relationship with one of our largest customers, NSA International, Inc.

•	Our two largest customers comprised 78% of our year-to-date net sales. Sales to our second largest customer grew 64% over the comparable nine-month period last year.

•	Sales from powder products for the first nine months increased to 30% of our total net sales compared to 16% in the comparable nine-month period last year. Powder products typically include higher material cost as a percentage of selling price as compared to capsule or tablet products, resulting in lower material contribution margins.

•	TGA performed their Good Manufacturing Practices physical audit of our U.S.-based facilities during the third quarter. While there can be no assurance that we will receive the TGA’s final certification, we expect we will receive our certificate of compliance by the end of our current fiscal year.

•	Funded $6.8 million of capital expenditures from available cash on hand and utilization of our line of credit. The capital expenditures were invested primarily in the build out of our Vista, California facility, which included the acquisition of additional manufacturing equipment.

On May 3, 2005, we celebrated our 25th anniversary and the grand opening of our recently completed 160,000 square-foot production facility in Vista, California. We believe the newly constructed facility and our anticipated TGA certification will be key competitive advantages that we can use to extend relationships with our existing valued customers and attract other large, high quality customers.

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

Our critical accounting policies are discussed under Item 7 of our 2004 Annual Report. There have been no significant changes to these policies during the nine months ended March 31, 2005, with the exception of our policies on derivate financial instruments described below.

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

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective or sold prior to maturity, we would recognize the resulting gain or loss in income at that time.

Results of Operations

The results of our operations for the periods ended March 31 were as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
Private label contract manufacturing	$20,532	$18,966	8%	$60,707	$47,415	28%
Direct-to-consumer marketing program	1,958	2,302	(15)%	6,055	7,769	(22)%

Total net sales	22,490	21,268	6%	66,762	55,184	21%
Cost of goods sold	18,277	16,215	13%	52,639	42,090	25%

Gross profit	4,213	5,053	(17)%	14,123	13,094	8%
Gross profit %	18.7%	23.8%		21.2%	23.7%
Selling, general & administrative expenses	3,538	4,047	(13)%	11,172	10,909	2%
% of net sales	15.7%	19.0%		16.7%	19.8%
Other expense, net	277	138	101%	182	116	57%

Income before taxes	398	868	(54)%	2,769	2,069	34%
% of net sales	1.8%	4.1%		4.1%	3.7%
Net income	$277	$855	(68)%	$1,914	$1,998	(4)%

% of net sales	1.2%	4.0%		2.9%	3.6%
Diluted net income per common share	$0.04	$0.13	(69)%	$0.30	$0.32	(6)%

One percentage point of our private label contract manufacturing net sales increase for both the third quarter and year-to-date periods was attributable to the strengthening of the Euro against the U.S. dollar. Excluding the impact of changes in currency exchange rates, the remaining increase over the comparable quarter and year-to-date periods was due primarily to higher volumes of established products in existing markets sold to our two largest customers. Net sales growth from our two largest customers contributed 17 percentage points over the comparable quarter and 28 percentage points over the comparable year-to-date period. The discontinuation of relationships with two of our newer customers resulted in a 14 percentage point reduction from the comparable quarter and seven percentage point reduction from the comparable year-to-date period. We discontinued these relationships due to the disproportionate risks related to inventory levels and accounts receivable required to continue serving these customers. The remaining increase in quarterly and year-to-date private label contract manufacturing net sales was from growth in sales to new customers, partially offset by decreased volumes with existing customers.

The increase in our private label contract manufacturing net sales was partially offset by the decrease in our direct-to-consumer net sales. This decrease was a continuation of the decline in sales for the Dr. Cherry Pathway to Healing TM product line due to our prior reduction in media spending investment in new television markets for the product line and a reduction in new customer acquisitions from our primary television market. We market our Dr. Cherry Pathway to HealingTM product line primarily through weekly television programming. During the third quarter we completed what we believe are improvements to the content and style of several of the programs. The new programming was introduced in the beginning of April 2005. It is too early to determine whether the new programming will have a positive impact on sales of the product line. In addition, we recently decided to postpone direct mail testing for the Chopra Center EssentialsTM product line, which was scheduled to begin in the fourth quarter of fiscal 2005. We anticipate resuming our direct mail testing plan in fiscal 2006.

Gross profit margin decreased 510 basis points from the comparable quarter and 250 basis points from the comparable year-to-date period. The change in gross profit margin was primarily due to the following:

•	A shift in sales mix resulted in 390 basis points of the decrease in the third quarter and 530 basis points of the decrease for the year-to-date period. The shift in sales mix resulted from selling higher volumes of established powder products to one of our largest customers. Powder products typically include higher material cost as a percentage of selling price compared to capsule or tablet products, resulting in lower material contribution margins.

•	Additional inventory reserves resulted in 180 basis points of the third quarter profit margin decrease.

•	Reduction in direct-to-consumer marketing program royalties resulted in a 60 basis point benefit over the comparable quarter and year-to-date period.

•	Reduction in labor and overhead of 170 basis points from the comparable year-to-date period was primarily due to improved operational efficiency.

Selling, general and administrative expenses decreased $509,000, or 13%, from the comparable quarter last year, and increased $263,000, or 2%, over the comparable year-to-date period last year. The quarter and year-to-date variances were primarily attributable to the following:

•	Incremental Sarbanes-Oxley (SOX) compliance costs of $113,000 in the third quarter and $323,000 year-to-date. We do not expect to incur additional SOX costs for the remainder of fiscal 2005.

•	Incremental costs of $260,000 in the third quarter and $652,000 year-to-date due to increased regulatory certification requirements to improve service to our customers selling products in international markets.

•	Incremental personnel costs of $191,000 in the third quarter and $665,000 year-to-date primarily due to hiring additional personnel to strengthen quality assurance, regulatory compliance, product formulation and sales and marketing.

•	Reduced clinical study costs of $374,000 in the third quarter and $137,000 year-to-date as a result of lowering our level of participation in certain clinical studies.

•	Reduced compensation payments under our Management Cash Incentive Plan of $600,000 in the third quarter and $727,000 year-to-date.

•	Reduced direct-to-consumer marketing program brand development spending of $183,000 and call center costs of $393,000 year-to-date associated with lower direct-to-consumer net sales.

Other expense, net, increased $139,000 over the comparable quarter and $66,000 over the comparable year-to-date period. The quarter and year-to-date variances were primarily attributable to the following:

•	Loss associated with derivative financial instruments to manage our foreign currency exchange risks of $48,000 for the third quarter and $143,000 year-to-date.

•	Incremental loss on translation of Euro denominated cash and receivables of $90,000 in the third quarter and incremental gain on Euro translation of $26,000 year-to-date.

•	A gain of $47,000 on the sale of a previously written-off investment in the second quarter of fiscal 2005 partially offset the year-to-date net foreign exchange loss.

In the second quarter of fiscal 2005, we adjusted our annual effective tax rate to 31% partially due to a shift in taxable income between taxable jurisdictions and anticipated reduced levels of profitability for the remainder of fiscal 2005. NAIE operates under a five-year Swiss federal and cantonal income tax holiday that ends June 30, 2005. Following the expiration of our tax holiday, we anticipate NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes will be approximately 23% compared to our effective rate as of March 31, 2005 of approximately 5%.

Our effective tax rate was not affected by the American Jobs Creation Act, which was signed into law on October 22, 2004. The new act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the United States by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. Whether we will ultimately take advantage of this incentive depends on a number of factors including NAIE’s future cash requirements and the possible development of a qualified reinvestment plan. At this time, NAIE’s retained earnings remain indefinitely reinvested offshore.

While we anticipate fourth quarter net sales and profitability will be consistent with our third quarter results, overall our net sales for fiscal 2005 are on pace to surpass our record net sales of fiscal 2004. Although regulatory costs are expected to decline in the fourth quarter, we anticipate higher direct-to-consumer brand development expenses as we explore alternatives to diversify our revenue.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Cash provided by operating activities was $1.9 million for the first nine months of the current year, compared to cash used in operating activities of $961,000 for the first nine months of last year. The increase in cash flows from operating activities is primarily due to improved management of working capital components and receiving $960,000 from our landlord to fund tenant improvements. Additionally, in September 2004 we made compensation payments of $1.6 million under our fiscal 2004 Management Cash Incentive Plan.

During the first nine months of fiscal 2005, we invested approximately $6.3 million in the expansion of our Vista, California production facility, which included the acquisition of additional manufacturing equipment. The expanded facility should help us improve operational efficiency, increase manufacturing capacity and reduce business risk. On February 1, 2005, we amended our credit facility to increase the limitation on our capital expenditures for the fiscal year ended June 30, 2005 from $6.5 million to $8.0 million. All other terms and conditions of our credit facility remain in full force and effect. Capital expenditures for our fiscal third quarter included $960,000 of tenant improvements that were funded by tenant improvement allowances.

Our consolidated debt increased to $5.3 million at March 31, 2005 from $4.7 million at June 30, 2004. Our $12.0 million credit facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans. The working capital line of credit has a 2.5-year term, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of LIBOR plus 1.75% and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $74,000 plus interest. As of March 31, 2005, the amount outstanding on the term loans was $3.4 million and the outstanding balance on the working capital line of credit was $1.2 million. As of March 31, 2005, we had $6.1 million available under the working capital line of credit, net of a $440,000 outstanding letter of credit issued to our landlord. Under our credit facility, we may not create, incur or assume additional indebtedness without the approval of our lender.

On April 1, 2005, in accordance with our lease agreement, we reduced our outstanding letter of credit issued to our landlord to $270,000.

On August 9, 2004, we purchased ten monthly participating forward contracts designated and effective as cash flow hedges against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The participating forwards consist of ten put options providing protection when the exchange rate of the United States dollar to the Euro decreases below our contracted strike price of $1.1892, and ten call options that offset the initial cost of the purchased put options. The call options obligate us to give up 50% of the foreign currency gain related to the forecasted transactions when the United States dollar/Euro exchange rate increases above our contracted strike price. The participating forward contracts had an initial notational amount of $1.5 million. As of March 31, 2005, we had exercised seven of the participating forward contracts and the unrealized loss for the remaining three monthly participating forward contracts of $41,000 was included in our condensed consolidated balance sheets under “Accumulated Other Comprehensive Loss.”

As of March 31, 2005, we had $3.5 million in cash and cash equivalents. We plan on funding our current working capital needs, capital expenditures and debt payments using available cash, cash flow from operations and our credit facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor do we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

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

On December 16, 2004, the FASB finalized SFAS 123R, “Share Based Payment” (SFAS 123R), which will be effective for our interim and annual reporting periods beginning after June 15, 2005. SFAS 123R will require that we expense stock options and employee stock purchase plan shares using a binomial lattice valuation model that the FASB believes is capable of more fully reflecting certain characteristics of employee stock options. The effect of expensing stock options and employee stock purchase plan shares on our reported results of operations using the Black-Scholes model is presented in the notes to our condensed consolidated financial statements under Item 1 of this report.

Additional recent accounting pronouncements are discussed under Item 7 of our 2004 Annual Report. As of March 31, 2005, other than the pronouncements described above and the pronouncements discussed in our 2004 Annual Report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

Risks

You should carefully consider the risks described under Item 7 of our 2004 Annual Report, as well as the other information in our 2004 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

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

Interest Rates

At March 31, 2005, we had fixed rate debt of $621,000 and variable rate debt of approximately $4.7 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of March 31, 2005, the weighted average effective interest rate on our variable rate debt was 5.44%. An immediate one hundred basis point (1.0%) increase in the interest rate on our variable rate debt, holding other variables constant, would increase our interest expense by $35,000 for the nine months ended March 31, 2005. Interest rates have been at or near historic lows in recent years. There can be no guarantee that interest rates will not rise. Any increase in interest rates may adversely affect our results of operations and financial condition.

Foreign Currencies

To the extent our business continues to expand outside the United States, an increasing share of our net sales and cost of sales may be transacted in currencies other than the United States dollar. Accounting practices require that our non-United States dollar-denominated transactions be converted to United States dollars for reporting purposes. Consequently, our reported net earnings may be significantly affected by fluctuations in currency exchange rates. When the United States dollar strengthens against currencies in which products are sold or weakens against currencies in which we incur costs, net sales and costs could be adversely affected.

Our main exchange rate exposures are with the Swiss Franc and the Euro against the United States dollar. This is due to NAIE’s operations in Switzerland and the payment in Euros by our largest customer for finished goods. Additionally, we pay our NAIE employees and other expenses in Swiss Francs. We may enter into forward exchange contracts, foreign currency borrowings and option contracts to hedge our foreign currency risk. Our goal in seeking to manage foreign currency risk is to provide reasonable certainty to the functional currency value of foreign currency cash flows and to help stabilize the value of non-United States dollar-denominated earnings.

On August 9, 2004, we purchased ten monthly participating forward contracts designated and effective as cash flow hedges against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The participating forward consists of ten put options providing protection when the exchange rate of the United States dollar to the Euro decreases below our contracted strike price of $1.1892, and ten call options that offset the initial cost of the purchased put option. The call options obligate us to give up 50% of the foreign currency gain related to the forecasted transaction when the United States dollar/Euro exchange rate increases above our contracted strike price. The participating forward contracts had an initial notional amount of $1.5 million and a weighted average strike price of $1.1892. As of March 31, 2005, we had exercised seven participating forward contracts.

On March 31, 2005, the Swiss Franc closed at 1.20 to 1.00 United States dollar and the Euro closed at 0.77 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the nine months ended March 31, 2005 by $587,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended March 31, 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to product liability, employment, intellectual property, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters, including that discussed below, will result in a material adverse effect on our business, consolidated financial condition, or results of operation. However, a settlement payment or unfavorable outcome could adversely impact our results of operation. Our evaluation of the likely impact of these actions, including that discussed below, could change in the future and we could have unfavorable outcomes that we do not expect.

On February 10, 2005, a complaint was filed against NAI on behalf of Novogen Research Pty. Ltd. in the United States District Court, Southern District of New York alleging a cause of action for patent infringement of a Novogen product by products manufactured by NAI. Based on our preliminary investigation of the infringement claims, we believe the claims made in the patents are likely invalid. As of May 13, 2005, no amount of monetary damages had been claimed. The parties are attempting to resolve the matter in an out-of-court settlement but if we are unable to do so we intend to vigorously defend the action.

As of May 13, 2005, other than as set forth above, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On May 9, 2005, in an effort to enhance our manufacturing operations in Manno, Switzerland we amended our property lease to, among other things, increase the square footage to approximately 37,639 square feet. The new lease, including the additional space, commences on October 1, 2005 and has a term of ten years and three months.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999.

10.3	Management Cash Incentive Plan	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark Zimmerman	Exhibit 10.4 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Wise	Exhibit 10.7 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Reaves	Exhibit 10.8 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Timothy E. Belanger	Exhibit 10.9 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	Employment Agreement dated as of March 29, 2004, by and between NAI and Robert A. Kay	Exhibit 10.10 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.11	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.12	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.13	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.13 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.14	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company dated October 27, 2003	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.15	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.16	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.17	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.18	Amended and Restated Exclusive License Agreement effective as of February 5, 2003, by and among NAI, Chopra Enterprises, LLC, Deepak Chopra, M.D., and David Simon, M.D.	Exhibit 10.16 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.19	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ John R. Reaves
John R. Reaves, Chief Financial Officer

Mr. Reaves is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.