Form 10-K
period 2005-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2005-09-08
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2004) was approximately $41,243,757 (based on the closing sale price of $9.23 reported by Nasdaq on December 31, 2004). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of September 8, 2005, 6,032,367 shares of NAI’s common stock were outstanding, net of 61,000 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 2, 2005, to be filed on or before October 28, 2005.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income, net income per share, profit margins, expenditures, liquidity and other financial items;

•	inventories and the adequacy and intended use of our facilities;

•	the adequacy of reserves and allowances;

•	sources and availability of raw materials;

•	personnel;

•	operations outside the United States;

•	overall industry and market performance;

•	competition;

•	current and future economic and political conditions;

•	development of new products, brands and marketing strategies;

•	distribution channels and product sales and performance;

•	growth, expansion and acquisition strategies;

•	the outcome of regulatory, tax and litigation matters;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

As our primary business activity, we provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Additionally, under our direct-to-consumer marketing program, we develop, manufacture and market our own products and work with nationally recognized physicians to develop brand name products that reflect their individual approaches to restoring, maintaining or improving health.

Our U.S.-based manufacturing facilities are located in Vista, California. These facilities were recertified in June 2005 by the Therapeutic Goods Administration (“TGA”) of Australia after their audit of our Good Manufacturing Practices (“GMP”). TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. The TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen months.

Our California facilities also have been awarded GMP registration annually by NSF International (NSF) through the NSF Dietary Supplements Certification Program since October 2002.

GMP requirements are regulatory standards and guidelines establishing necessary processes, procedures and documentation for manufacturers in an effort to assure the products produced by that manufacturer have the identity, strength, composition, quality and purity they are represented to possess.

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

Business Strategy

Our goals are to increase and diversify our net sales while improving our overall financial results. To achieve these goals, we intend to:

•	capitalize on the strength of our existing customer relationships through new product introductions;

•	develop new customer relationships both within and outside the United States;

•	continue to develop new products, marketing strategies and brands within our direct-to-consumer marketing programs, which we believe could improve our operating margins over the long term due to generally higher gross margins than those derived from products sold to private label contract manufacturing customers;

•	improve brand awareness;

•	further diversify by entering new markets outside the United States and/or expanding our presence in existing markets;

•	strengthen our offering of customized services including product formulation, clinical studies, regulatory assistance and product registration;

•	evaluate acquisition opportunities; and

•	improve efficiencies and manage costs.

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

We believe the lack of relevant and reliable consumer education about nutrition and nutritional supplementation combined with the duplication of brands and products in the retail sales channel create a significant opportunity for the direct sales marketing channel. The direct sales marketing channel has proved, and we believe will continue to prove, to be a highly effective method for marketing high quality nutritional supplements as associates or other personalities educate consumers on the benefits of science based nutritional supplements. We believe this education process can lead to premium product pricing and avoid competing with brands of inferior quality and lower pricing in other distribution channels. Our two largest customers operate in the direct sales marketing channel. Thus, our growth has been fueled by the effectiveness of this marketing channel.

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

Products, Principal Markets and Methods of Distribution

Our primary business activity is to provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Our private label contract manufacturing customers include companies that market nutritional supplements through direct sales marketing channels, direct response television and retail stores. We manufacture products in a variety of forms, including capsules, tablets, chewable wafers and powders to accommodate a variety of consumer preferences.

We provide strategic partnering services to our private label contract manufacturing customers, including the following:

•	customized product formulation;

•	clinical studies;

•	manufacturing;

•	marketing support;

•	international regulatory and label law compliance;

•	international product registration; and

•	package and labeling design.

Additionally, under our direct-to-consumer marketing program, we develop, manufacture and market our own products. Under the direct-to-consumer marketing program, we work with nationally recognized physicians to develop brand name products that reflect their individual approaches to restoring, maintaining or improving health. Direct-to-consumer marketing program products are sold through a variety of distribution channels including television programs, print media and the internet.

We believe the direct-to-consumer marketing program can be an effective method for marketing our high quality nutritional supplements. In March 2000, we launched Dr. Cherry’s Pathway to HealingTM product line. As of June 30, 2005, the product line included nineteen condition specific, custom formulated products. The products are primarily marketed through a weekly television program.

For the last three fiscal years, net sales from our private label contract manufacturing and direct-to-consumer marketing program were as follows (dollars in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Private Label Contract Manufacturing	$83,382	$68,493	$45,768
Direct-to-Consumer Marketing Program	8,110	10,041	10,194

Total Net Sales	$91,492	$78,534	$55,962

Research and Development

We are committed to quality research and development. We focus on the development of new science based products and the improvement of existing products. We periodically test and validate our products to help ensure their stability, potency, efficacy and safety. We maintain quality control procedures to verify that our products comply with applicable specifications and standards established by the Food and Drug Administration and other regulatory agencies. We also direct and participate in clinical research studies, often in collaboration with scientists and research institutions, to validate the benefits of a product and provide scientific support for product claims and marketing initiatives. We believe our research and development team of experienced personnel, as well as our facilities and strategic alliances with our suppliers and customers, allow us to effectively identify, develop and market high-quality and innovative products.

As part of the services we provide to our private label contract manufacturing customers, we may perform, but are not required to perform, certain research and development activities related to the development or improvement of their products. While our customers typically do not pay directly for this service, the cost of this service is included as a component of the price we charge to manufacture and deliver their products. Research and development costs, which include costs associated with international regulatory compliance services we provide to our customers, are expensed as incurred.

Our research and development expenses for the last three fiscal years ended June 30 were $3.5 million for 2005, $2.8 million for 2004 and $1.7 million for 2003.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. We typically buy raw materials in bulk from a limited number of qualified vendors located both within and outside the United States. During fiscal 2005, Carrington Laboratories Incorporated was our largest supplier, accounting for 35% of our total raw material purchases.

We test the raw materials we buy to ensure their quality, purity and potency before we use them in our products. During the fiscal year ended June 30, 2005, we did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials and we do not anticipate any significant shortages or difficulties in the near term.

Major Customers

NSA International, Inc. has been our largest customer over the past several years. During the fiscal year ended June 30, 2005, NSA International, Inc. accounted for approximately 40% of our net sales. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 39% of our net sales during fiscal 2005. Both NSA International, Inc. and Mannatech, Incorporated are private label contract manufacturing customers. No other customer accounted for 10% or more of our net sales during fiscal 2005. Our sales and marketing team is focused on obtaining new private label contract manufacturing customers and developing new direct-to-consumer marketing programs to reduce the risks associated with deriving a significant portion of our net sales from a limited number of customers.

Competition

We compete with other manufacturers and distributors of vitamins, minerals, herbs, and other nutritional supplements both within and outside the United States. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements comes from many sources. These products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), health and natural food stores, and direct sales channels (mail order, network marketing and e-marketing companies). The products we produce for our private label contract manufacturing customers may compete with our direct-to-consumer products, although we believe such competition is limited.

We believe competition in our industry is based on, among other things, customized services offered, product quality and safety, innovation, price and customer service. We believe we compete favorably with other companies because of our ability to provide comprehensive turn key solutions for customers, our certified manufacturing operations and our commitment to quality and safety through our research and development activities. Our future position in the industry will likely depend on, but not be limited to, the following:

•	the continued acceptance of our products by our customers and consumers;

•	our ability to continue to develop high quality, innovative products;

•	our ability to attract and retain qualified personnel;

•	the effect of any future governmental regulations on our products and business;

•	the results of, and publicity from, product safety and performance studies performed by governments and other research institutions;

•	the continued growth of the global nutrition industry; and

•	our ability to respond to changes within the industry and consumer demand, financially and otherwise.

The nutritional supplement industry is highly competitive and we expect the level of competition to remain high over the near term. We do not believe it is possible to accurately estimate the number or size of our competitors. The industry has undergone consolidation in the recent past and we expect that trend to continue in the near term.

Government Regulation

Our business is subject to varying degrees of regulation by a number of government authorities in the United States, including the United States Food and Drug Administration (FDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental

Protection Agency. Various agencies of the states and localities in which we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business that these and other authorities regulate include, among others:

•	product claims and advertising;

•	product labels;

•	product ingredients; and

•	how we manufacture, package, distribute, import, export, sell and store our products.

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamin and other nutritional supplements in the United States, while the FTC regulates marketing and advertising claims. The FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body,” which includes regulations requiring companies, their suppliers and manufacturers to meet GMP in the preparation, packaging, storage and shipment of their products. The FDA also published a Notice of Advance Rule Making for Good Manufacturing Practices that would require manufacturing of dietary supplements to follow GMP. While the final regulations are subject to revision, we are committed to meeting or exceeding the standards set by the FDA.

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

We are also subject to a variety of other regulations in the United States, including those relating to bioterrorism, taxes, labor and employment, import and export, the environment and intellectual property.

Our operations outside the United States are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the United States and may vary from country to country. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the Union. In markets outside the United States, we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on reformulation of our products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our ability to enter certain markets outside the United States.

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to corporate and product names. We own 21 trademark registrations in the United States and have six trademark applications pending with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.

We have filed applications and own trademark registrations and intend to register additional trademarks in foreign countries where products are or may be sold in the future. We have one trademark application filed with the Japan Trademark Office.

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

Trade Secrets. We own certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties. Although we regard our proprietary technology, trade secrets, trademarks and similar intellectual property as critical to our success, we rely on a combination of trade secrets, contract, patent, copyright and trademark law to establish and protect our rights in our products and technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

Patents and Patent Licenses. We own certain United States patents. In addition, we have licensed exclusive worldwide rights to four certain United States patents, and each patent’s corresponding foreign patent application, and are currently involved in research and development of products employing the licensed inventions. These patents relate to the ingredient formerly known as “Oxford Factor”. We are currently selling this ingredient to a customer for use in a limited market under the name of Beta-AlanineTM.

Backlogs

Our backlog was approximately $16.0 million at September 2, 2005 and $15.8 million at September 2, 2004. Our sales are made primarily pursuant to standard purchase orders for the delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in our customers’ needs. Customer orders generally can be cancelled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and therefore, we believe that backlog is not necessarily a good indicator of future revenue.

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

Employees

As of June 30, 2005, we employed 208 full-time employees in the United States, six of whom held executive management positions. Of the remaining full-time employees, 32 were employed in research, laboratory and quality control, 11 in sales and marketing, and 159 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2005, we had 50 temporary personnel.

As of June 30, 2005, NAIE employed 25 full-time employees. Most of these positions are in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good.

Seasonality

We believe there is no material impact on our business or results of operations from seasonal factors.

Financial Information about Our Business Segment and Geographic Areas

Our business consists of one industry segment, the development, manufacturing, marketing and distribution of nutritional supplements. Our products are sold both within the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe.

For the last three fiscal years, net sales by geographic region were as follows (dollars in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net Sales
United States	$67,784	$56,350	$41,838
Markets Outside the United States	23,708	22,184	14,124

Total Net Sales	$91,492	$78,534	$55,962

The allocation of net sales between the United States and markets outside the United States is based on the location of the customers. Products manufactured by NAIE accounted for 46% of net sales in markets outside the United States in fiscal 2005, 42% in fiscal 2004 and 51% in fiscal 2003. No products manufactured by NAIE were sold in the United States during the last three fiscal years.

For additional financial information, including financial information about our business segment and geographic areas, please see the consolidated financial statements and accompanying notes to the consolidated financial statements included under Item 8 of this report.

As we continue to expand into markets outside the United States, we will become increasingly subject to political, economic and other risks in the countries in which the products are sold and in which we operate. For more information about these and other risks, please see Items 7 and 7A in this report.

ITEM 2. PROPERTIES

This table summarizes our facilities as of June 30, 2005. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date(2)
San Marcos, CA USA	Corporate headquarters	49,000	Owned/leased(4)	Various(4)

Vista, CA USA	Manufacturing, warehousing, packaging and distribution(3)	162,000	Leased	March 2014

Manno, Switzerland(1)	Manufacturing, warehousing, packaging and distribution	38,000	Leased	December 2015

(1)	This facility is used by NAIE, our Swiss subsidiary.
(2)	We expect to renew our leases in the normal course of business.
(3)	We use approximately 93,000 square feet for production; 60,000 square feet for warehousing and 9,000 square feet for administrative functions.
(4)	We own approximately 29,500 square feet and lease the remaining space with various expiration dates through 2007.

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

On February 10, 2005, a complaint was filed against NAI on behalf of Novogen Research Pty. Ltd. in the United States District Court, Southern District of New York alleging a cause of action for patent infringement of a Novogen patent by products manufactured by NAI. The parties are attempting to resolve the matter in an out-of-court settlement but if we are unable to do so we intend to vigorously defend the action.

As of September 8, 2005, other than as set forth above, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to our stockholders for a vote during the fourth quarter ended June 30, 2005.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq National Market under the symbol “NAII.” Below are the high and low closing prices of our common stock as reported on the Nasdaq National Market for each quarter of the fiscal years ended June 30, 2005 and 2004:

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$9.65	$6.32	$5.47	$4.68
Second Quarter	$11.46	$7.88	$6.41	$4.70
Third Quarter	$9.85	$6.37	$9.60	$6.20
Fourth Quarter	$8.21	$6.75	$13.80	$7.27

In addition to the Nasdaq National Market, our shares are also listed for trading on the Berlin-Bremen Stock Exchange, the Frankfurt Stock Exchange, and the XETRA Stock Exchange, each of which is a foreign exchange located in Germany. We are not aware of any other exchanges on which our shares are traded.

Holders

As of September 8, 2005, there were approximately 360 stockholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to help provide funds for future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2005, we did not sell any unregistered securities.

Repurchases

During fiscal 2005, we did not repurchase any shares of our common stock, nor were any repurchases made on our behalf.

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

Annual Financial Data

	Annual Financial Information for Years Ended June 30 (Amounts in thousands, except per share amounts)
	2005	2004	2003	2002	2001
Net sales	$91,492	$78,534	$55,962	$50,037	$42,158
Cost of goods sold	73,095	59,964	42,781	39,068	33,970

Gross profit	18,397	18,570	13,181	10,969	8,188
Selling, general & administrative expenses	14,605	15,188	12,012	10,684	8,848
Loss on impairment of intangible assets acquired	—	—	—	—	1,544

Income (loss) from operations	3,792	3,382	1,169	285	(2,204)

Other income (expense):
Interest income	21	24	57	16	92
Interest expense	(280)	(274)	(252)	(665)	(755)
Foreign exchange gain (loss)	(137)	57	12	(68)	15
Proceeds from vitamin antitrust litigation	—	—	225	3,410	298
Other, net	13	(165)	(59)	259	35

Total other income (expense)	(383)	(358)	(17)	2,952	(315)

Income (loss) before income taxes	3,409	3,024	1,152	3,237	(2,519)
Provision for (benefit from) income taxes	1,210	24	47	(642)	2,370

Net income (loss)	$2,199	$3,000	$1,105	$3,879	$(4,889)

Net income (loss) per common share:
Basic	$0.37	$0.51	$0.19	$0.67	$(0.85)
Diluted	$0.34	$0.48	$0.18	$0.67	$(0.85)

Weighted average common shares:
Basic	5,949	5,843	5,809	5,788	5,770
Diluted	6,465	6,304	6,021	5,798	5,770

Balance sheet data at end of period:
Total assets	$44,138	$42,468	$30,724	$27,510	$25,068
Working capital	$14,398	$17,468	$12,321	$8,725	$5,045
Long-term debt and capital lease obligations, net of current portion	$2,979	$3,841	$2,386	$1,576	$3,567
Total stockholders’ equity	$26,917	$24,128	$20,777	$19,608	$15,604

Quarterly Financial Data - Unaudited

	Quarterly Financial Information for Fiscal 2005 and Fiscal 2004 (Amounts in thousands, except per share amounts)
	Fiscal 2005				Fiscal 2004
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net sales	$24,730	$22,490	$21,545	$22,727	$23,350	$21,268	$17,195	$16,721

Cost of goods sold	20,456	18,277	16,953	17,409	17,874	16,215	13,300	12,575

Gross profit	4,274	4,213	4,592	5,318	5,476	5,053	3,895	4,146
Selling, general & administrative expenses	3,433	3,538	3,710	3,924	4,279	4,047	3,346	3,516

Income from operations	841	675	882	1,394	1,197	1,006	549	630

Other income (expense):
Interest income	6	5	6	4	3	3	9	9
Interest expense	(89)	(86)	(54)	(51)	(111)	(69)	(51)	(43)
Foreign exchange gain (loss)	(115)	(188)	168	(2)	(38)	(50)	130	15
Other, net	(3)	(8)	25	(1)	(96)	(22)	(25)	(22)

Total other income (expense)	(201)	(277)	145	(50)	(242)	(138)	63	(41)

Income before income taxes	640	398	1,027	1,344	955	868	612	589
Provision for (benefit from) income taxes	355	121	242	492	(47)	13	36	22

Net income	$285	$277	$785	$852	$1,002	$855	$576	$567

Net income per common share:
Basic	$0.05	$0.05	$0.13	$0.14	$0.17	$0.15	$0.10	$0.10
Diluted	$0.04	$0.04	$0.12	$0.13	$0.15	$0.13	$0.09	$0.09

Weighted average common shares:
Basic	5,982	5,958	5,929	5,924	5,881	5,849	5,822	5,821
Diluted	6,414	6,421	6,572	6,448	6,606	6,335	6,162	6,107

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the last three fiscal years ended June 30, 2005. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below. You should carefully review the risks described under this Item 7 and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 7 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 7 and this report.

Major business developments of fiscal 2005 included the following:

•	Completed our fourth year of net sales and operating income growth. Achieved record-breaking net sales in fiscal 2005.

•	Net sales to our two largest customers grew 32% and comprised 79% of total net sales in fiscal 2005.

•	Gross profit margin declined to 20.1% in fiscal 2005 from 23.6%. Sales from powder products in fiscal 2005 increased to 31% of our total net sales compared to 20% last year. Powder products typically include higher material cost as a percentage of selling price as compared to capsule or tablet products, contributing to a lower gross profit margin.

•	Achieved a $385,000 improvement in income before income taxes over last year despite incurring increased regulatory costs of $706,000 related to the TGA certification review of our U.S.-based manufacturing facilities and $323,000 related to public company compliance matters.

•	We extended our relationship with one of our largest customers, NSA International, Inc.

•	Obtained GMP recertification by the TGA for our recently expanded U.S.-based manufacturing facilities.

•	Funded $7.7 million of capital expenditures from available cash on hand and reduced our outstanding debt by $832,000, or 18%. The capital expenditures were invested primarily in the build out of our Vista, California facility, which included the acquisition of additional manufacturing equipment.

Our focus for fiscal 2006 includes the following:

•	Leverage our new facility and TGA recertification to:

•	Increase the value of the goods and services we provide to our highly valued customers; and

•	Assist us in developing relationships with additional quality oriented customers;

•	Implement focused initiatives to market our own branded products through new distribution channels;

•	Improve operational efficiency and manage costs and business risks to improve profitability; and

•	Identify and evaluate acquisition opportunities that could increase product lines, expand distribution channels, enhance manufacturing capabilities or reduce risks associated with a variety of factors.

Looking forward, we expect to continue our trend of annual revenue growth. We anticipate quarterly revenue fluctuations due to, among other things, the timing of customer orders that are impacted by marketing programs, supply chain management, entry into new markets and new product introductions.

We also expect our long-term trend of growth in annual operating income to continue, however; there may be periodic quarterly declines in operating income due to revenue fluctuations, regulatory compliance costs and investments in new marketing, brand development and channel diversification initiatives. Regulatory compliance costs related to our TGA recertification are largely complete. We anticipate the reduction in regulatory compliance costs to be offset by incremental costs for implementing focused initiatives to establish our own branded products through new distribution channels.

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

Additionally, we record reductions to gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.

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

It is our policy to establish reserves based upon management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. The tax reserves are analyzed at least annually, generally in the fourth quarter of each year, and adjustments are made as events occur which warrant adjustments to the reserve.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect our estimate of current and past due receivable balances that may not be collected. The allowance for doubtful accounts is based upon our assessment of the collectibility of specific customer accounts, the aging of accounts receivable and our history of bad debts. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses in the receivable balance under current conditions; however, significant deterioration in the financial condition of our customers, resulting in an impairment of their ability to make payments, could materially change these expectations and additional allowance may be required.

Defined benefit pension plan

The plan obligation and related assets of the defined benefit pension plan are presented in the notes to the consolidated financial statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued based upon third party market quotations. Independent actuaries through the use of a number of assumptions determine plan obligation and annual pension expense. Key assumptions in measuring the plan obligation include the discount rate and estimated future return on plan assets. In determining the discount rate, we use an average long-term bond yield. Asset returns are based upon the historical returns of multiple asset classes to develop a risk free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free rate of return and the associated risk premium. A weighted average rate is developed based on the overall rates and the plan’s asset allocation.

We have discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosure relating to these policies.

Results of Operations

The results of operations for the fiscal years ended June 30 were as follows (dollars in thousands, except per share amounts):

	2005	2004	Percent Change (2005- 2004)	2003	Percent Change (2004- 2003)
Private label contract manufacturing	$83,382	$68,493	22%	$45,768	50%
Direct-to-consumer marketing program	8,110	10,041	(19)%	10,194	(2)%

Total net sales	91,492	78,534	16%	55,962	40%
Cost of goods sold	73,095	59,964	22%	42,781	40%

Gross profit	18,397	18,570	(1)%	13,181	41%
Gross profit %	20.1%	23.6%		23.6%
Selling, general & administrative expenses	14,605	15,188	(4)%	12,012	26%

% of net sales	16.0%	19.3%		21.5%
Other expenses, net	383	358	7%	17	2006%

Income before income taxes	3,409	3,024	13%	1,152	163%
% of net sales	3.7%	3.9%		2.1%
Net income	$2,199	$3,000	(27)%	$1,105	171%

% of net sales	2.4%	3.8%		2.0%
Diluted net income per common share	$0.34	$0.48	(29)%	$0.18	167%

Fiscal 2005 Compared to Fiscal 2004

The percentage increase in private label contract manufacturing net sales was attributed to the following:

Strengthening of the Euro against the U.S dollar	1%
NSA International, Inc. net sales growth	8%
Mannatech, Incorporated net sales growth	17%
Discontinuation of two customer relationships	(7)%
Other customers net sales growth	3%

Total	22%

•	Net sales growth from NSA International, Inc over the prior year resulted primarily from higher volumes of established products in existing markets.

•	Net sales growth from Mannatech, Incorporated over the prior year resulted primarily from the following:

•	Higher volumes of established products in existing markets contributed 16 percentage points; and

•	Introduction of existing products into new markets contributed one percentage point.

•	We discontinued relationships with two of our customers due to the disproportionate risks related to inventory levels and accounts receivable required to continue serving these customers.

•	The remaining increase in private label contract manufacturing net sales was from growth in sales to newer customers, partially offset by decreased volumes with existing customers.

The increase in our private label contract manufacturing net sales was partially offset by the decrease in our direct-to-consumer net sales. This decrease was a continuation of the decline in sales for the Dr. Cherry Pathway to HealingTM product line due to our prior reduction in media spending investment in new television markets for the product line and a reduction in new customer acquisitions from our primary television market. We market our Dr. Cherry Pathway to HealingTM product line primarily through weekly television programming. During the third quarter we completed what we believe are improvements to the content and style of several of the programs. The new programming was introduced in the beginning of April 2005. The initial impact of the new programming appears to be positive as fourth quarter net sales improved 5% over the third quarter of fiscal 2005. In addition, we terminated the Chopra Center EssentialsTM product line in June 2005.

Gross profit margin decreased to 20.1% in fiscal 2005 from 23.6%, or 3.5 percentage points, from fiscal 2004. The decrease in gross profit margin was primarily due to the following:

Percentage Points
Shift in sales mix	(4.0)
Incremental inventory reserves	(0.5)
Incremental overhead expenses	(0.6)
Reduction in royalties paid to third parties	0.6
Reduction in direct and indirect labor	1.0

Total	(3.5)

•	The shift in sales mix resulted from selling higher volumes of established powder products to one of our largest customers. Powder products typically include higher material cost as a percentage of selling price compared to capsule or tablet products, resulting in lower gross profit margins;

•	Overhead expenses as a percentage of net sales increased 0.6 percentage points or $1.6 million, from the prior year primarily due to the following:

•	Incremental outsourced lab testing of $756,000 in conjunction with the preparation for our TGA audit; and

•	Incremental rent and maintenance expense of $545,000 related to our facility expansion in Vista, California.

•	Reduction in direct-to-consumer marketing program royalties resulted from lower net sales; and

•	Reduction in direct and indirect labor was primarily due to improved operational efficiencies and fixed cost leverage.

Selling, general and administrative expenses decreased $583,000, or 4%, from the prior year primarily attributable to the following:

•	Incremental Sarbanes-Oxley (SOX) compliance costs of $323,000.

•	Incremental costs of $706,000 due to increased regulatory certification requirements to improve service to our customers selling products in international markets.

•	Incremental personnel costs of $844,000 primarily due to changes in personnel to strengthen quality assurance, regulatory compliance, product formulation and sales and marketing.

•	Incremental non-cash charge of $131,000 associated with the acceleration of vesting of all outstanding and unvested stock options.

•	Reduced clinical study costs of $398,000 as a result of lowering our level of participation in certain clinical studies.

•	Reduced compensation costs under our Management Cash Incentive Plan of $1.2 million.

•	Reduced direct-to-consumer marketing brand development spending of $324,000 and call center costs of $411,000 associated with lower direct-to-consumer net sales.

Other expense, net, increased $25,000 over the prior year primarily attributable to the following:

•	Net loss associated with derivative financial instruments to manage our foreign currency exchange risks of $109,000.

•	Incremental net loss on translation of Euro denominated cash and receivables of $28,000.

•	A gain of $47,000 on the sale of a previously written-off investment.

•	Fiscal 2004 included a $61,000 charge in conjunction with refinancing our credit facility in May 2004. The charge related to a prepayment penalty and the write-off of capitalized issuance costs.

Our effective tax rate for fiscal 2005 was 35.5% compared to 1% in fiscal 2004. The increase in our effective rate is primarily attributable to the reduction in our valuation allowance on our net deferred tax assets in the prior year. Income taxes for fiscal 2005 differed from statutory rates primarily due to our Swiss federal and cantonal income tax holiday and the utilization of certain federal and state tax credits. Our Swiss tax holiday ended on June 30, 2005. We anticipate NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes will be approximately 23% in fiscal 2006 compared to our fiscal 2005 effective rate of 5%.

During the fourth quarter of fiscal 2005 we repatriated $2.0 million of NAIE’s foreign earnings under the American Jobs Creation Act (the “Act”), which was signed into law by the President on October 22, 2004. The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The $2.0 million repatriation resulted in an increase of $232,000 in our tax provision for fiscal 2005. NAIE’s repatriated foreign earnings previously had been designated as permanently reinvested and the remaining undistributed retained earnings continue to be designated as such subsequent to the one-time repatriation.

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

The Dr. Cherry Pathway to HealingTM product line comprised 100% of our direct-to-consumer net sales for the fiscal years ended June 30, 2004 and 2003. Direct-to-consumer net sales remained consistent due to a reduction in our media spending investment in new television markets for the Dr. Cherry Pathway to HealingTM product line, as the investment did not produce what we considered to be adequate results. Additionally, we experienced a reduction in new customer acquisitions from our primary television market, while the average order value remained consistent. We have identified opportunities to improve the content and style of the television programs and anticipate introducing the upgraded television programs in the third quarter of fiscal 2005.

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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $2.5 million in fiscal 2005, compared to $3.3 million in fiscal 2004 and $3.3 million in fiscal 2003. Our operating cash flow in fiscal 2005 was impacted by the following:

•	Net income of $2.2 million;

•	Receipt of $960,000 from our landlord to fund tenant improvements; and

•	Payments of $1.6 million under our fiscal 2004 Management Cash Incentive Plan.

Approximately $1.0 million of our operating cash flow was generated by NAIE in fiscal 2005. In June 2005, we repatriated $2.0 million of NAIE retained earnings under the American Jobs Creation Act. As of June 30, 2005, NAIE’s undistributed retained earnings are considered indefinitely reinvested.

Cash used in investing activities in fiscal 2005 was $7.7 million compared to $3.3 million in fiscal 2004 and $779,000 in fiscal 2003. Capital expenditures were $7.7 million in fiscal 2005 compared to $3.3 million in fiscal 2004 and $977,000 in fiscal 2003. Fiscal 2005 capital expenditures were primarily for the expansion of our Vista, California production facility, which included the acquisition of additional manufacturing equipment. The expanded facility should help us improve operational efficiency, increase manufacturing capacity and reduce business risk. On February 1, 2005, we amended our credit facility to increase the limitation on our capital expenditures for the fiscal year ended June 30, 2005 from $6.5 million to $8.0 million. All other terms and conditions of our credit facility remain in full force and effect. Capital expenditures included $960,000 of tenant improvements that were funded by landlord allowances.

Our consolidated debt decreased to $3.8 million at June 30, 2005 from $4.7 million at June 30, 2004. Our $12.0 million credit facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans. The working capital line of credit expires in November 2006, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by the Company from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $63,000 plus interest. As of June 30, 2005, we had $7.7 million available under the working capital line of credit, net of a $270,000 outstanding letter of credit issued to our landlord. Under our credit facility, we may not create, incur or assume additional indebtedness without the approval of our lender.

On May 13, 2005, we purchased seven option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The seven options expire monthly beginning June 2005 and ending December 2005. The option contracts had a notional amount of $4.2 million, a weighted average strike price of $1.19, and a purchase price of $21,000. The risk of loss associated with the options is limited to premium amounts paid for the option contracts. As of June 30, 2005, we had not exercised any of the options and one of the options had expired.

On July 7, 2005, we purchased 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning January 2006 and ending December 2006. The option contracts had a notional amount of $7.0 million, a weighted average strike price of $1.16, and a purchase price of $152,000. The risk of loss associated with the options is limited to premium amounts paid for the option contracts.

There are no other derivative financial instruments at June 30, 2005.

As of June 30, 2005, we had $1.9 million in cash and cash equivalents. We plan on funding our current working capital needs, capital expenditures and debt payments using available cash, cash flow from operations and our credit facility.

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

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at June 30, 2005 (dollars in thousands).

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 –3 Years	3 –5 Years	More Than 5 Years
Long-Term Debt	$3,840	$861	$1,783	$596	$600
Operating Leases	18,605	1,872	3,856	3,916	8,961

Total Obligations	$22,445	$2,733	$5,639	$4,512	$9,561

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

On December 16, 2004, the FASB finalized SFAS 123R, “Share Based Payment” (SFAS 123R), which will be effective for our interim and annual reporting periods beginning after June 15, 2005. SFAS 123R will require that we expense stock options and employee stock purchase plan shares using a binomial lattice valuation model that the FASB believes is capable of more fully reflecting certain characteristics of employee stock options. The effect of expensing stock options and employee stock purchase plan shares on our reported results of operations using the Black-Scholes model is presented in the notes to our consolidated financial statements under Item 8 of this report.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning July 1, 2005. We do not expect that the adoption of SFAS 154 will have a material impact on our consolidated financial position or results of operations.

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

We have in the past, and expect to continue, to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2005, sales to one customer, NSA International, Inc., were approximately 40% of our total net sales. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 39% of our net sales. The loss of either of these customers or other major customers, a significant decrease in sales or the growth rate of sales to these customers, or a significant change in their business or personnel, would materially affect our financial condition and results of operations. Based on press releases issued by Mannatech, Incorporated, Mannatech achieved record net sales in its fiscal year ended December 31, 2004 and in the first two quarters of its fiscal 2005. There can be no assurance that such results will continue. A significant decline in Mannatech’s net sales or the growth rate of such sales could materially affect our financial condition and results of operations.

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

For the fiscal year ended June 30, 2005, our direct-to-consumer products accounted for approximately 9% of our net sales. These products are marketed with a key personality through a variety of distribution channels. The inability or failure of a key personality to fulfill his or her role, or the ineffectiveness of a key personality as a spokesperson for a product, a reduction in the exposure of a key personality or negative publicity about a key personality may adversely affect the sales of our product associated with that personality and could affect the sale of other products. A decline in sales would negatively affect our results of operations and financial condition.

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

Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. Although we obtained an $8.0 million line of credit in May 2004, there can be no assurance that this line of credit will be sufficient to meet our needs. Furthermore, if we fail to maintain certain loan covenants we will no longer have access to the credit line. The credit line has a 2.5 year term and will terminate in November 2006. As a result, we may need to raise additional capital or obtain additional financing.

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

We buy our raw materials from a limited number of suppliers. During fiscal 2005, Carrington Laboratories Incorporated was our largest supplier, accounting for 35% of our total raw material purchases. The loss of Carrington Laboratories Incorporated or other major supplier could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

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

In markets outside the United States, before commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. Furthermore, the regulations of these countries may conflict with those in the United States and with each other. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the Union. The cost of complying with these various and potentially conflicting regulations can be substantial and can adversely affect our results of operations.

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

We currently manufacture the vast majority of our products at our manufacturing facility in California. As a result, we are dependent on the uninterrupted and efficient operation of that facility. Our manufacturing operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of governmental agencies, including the FDA. In addition, we may in the future determine to expand or relocate our manufacturing facilities, which may result in slow downs or delays in our manufacturing operations. While we maintain business interruption insurance, there can be no assurance that the occurrence of these or any other operational problems at our facility in California or at NAIE’s facility in Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance that our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 25% of our outstanding shares of common stock as of June 30, 2005. As a result, our officers and directors could influence such business matters as the election of directors and approval of significant corporate transactions.

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

Interest Rates

At June 30, 2005, we had fixed rate debt of $602,000 and variable rate debt of approximately $3.2 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of June 30, 2005, the weighted average effective interest rate on our variable rate debt was 4.50%. An immediate one hundred basis point (1.0%) increase in the interest rates on our variable rate debt, holding other variables constant, would have increased our interest expense by $48,000 for the fiscal year ended June 30, 2005. Interest rates have been at or near historic lows in recent years. There can be no guarantee that interest rates will not rise. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

On May 13, 2005, we purchased seven option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The seven options expire monthly beginning June 2005 and ending December 2005. The option contracts had a notional amount of $4.2 million, a weighted average strike price of $1.19, and a purchase price of $21,000. The risk of loss associated with the options is limited to premium amounts paid for the option contracts. As of June 30, 2005, we had not exercised any of the options and one of the options had expired.

On July 7, 2005, we purchased 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning January 2006 and ending December 2006. The option contracts had a notional amount of $7.0 million, a weighted average strike price of $1.16, and a purchase price of $152,000. The risk of loss associated with the options is limited to premium amounts paid for the option contracts.

On June 30, 2005, the Swiss Franc closed at 1.28 to 1.00 United States dollar and the Euro closed at 0.83 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the fiscal year ended June 30, 2005 by $762,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California

August 5, 2005

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,916	$7,495
Accounts receivable - less allowance for doubtful accounts of $221 at June 30, 2005 and $132 at June 30, 2004	10,834	8,889
Inventories, net	12,987	12,863
Deferred income taxes	421	1,010
Other current assets	1,012	633

Total current assets	27,170	30,890

Property and equipment, net	16,507	11,380

Other assets:
Deferred income taxes	276	—
Other noncurrent assets, net	185	198

Total other assets	461	198

Total assets	$44,138	$42,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,973	$7,567
Accrued liabilities	1,923	2,078
Accrued compensation and employee benefits	1,351	2,626
Income taxes payable	664	320
Current portion of long-term debt	861	831

Total current liabilities	12,772	13,422

Long-term debt, less current portion	2,979	3,841
Deferred income taxes	—	717
Deferred rent	1,264	220
Long-term pension liability	206	140

Total liabilities	17,221	18,340

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2005 and 8,000,000 at June 30, 2004, issued and outstanding 6,064,467 at June 30, 2005 and 5,970,992 at June 30, 2004	61	60
Additional paid-in capital	11,494	10,864
Accumulated other comprehensive loss	(137)	(96)
Retained earnings	15,792	13,593
Treasury stock, at cost, 61,000 shares at June 30, 2005 and June 30, 2004	(293)	(293)

Total stockholders’ equity	26,917	24,128

Total liabilities and stockholders’ equity	$44,138	$42,468

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Income And Comprehensive Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2005	2004	2003
Net sales	$91,492	$78,534	$55,962
Cost of goods sold	73,095	59,964	42,781

Gross profit	18,397	18,570	13,181

Selling, general & administrative expenses	14,605	15,188	12,012

Income from operations	3,792	3,382	1,169

Other income (expense):
Interest income	21	24	57
Interest expense	(280)	(274)	(252)
Foreign exchange gain (loss)	(137)	57	12
Proceeds from vitamin antitrust litigation	—	—	225
Other, net	13	(165)	(59)

	(383)	(358)	(17)

Income before income taxes	3,409	3,024	1,152

Provision for income taxes	1,210	24	47

Net income	$2,199	$3,000	$1,105

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	8	—	—
Additional minimum pension liability, net of tax	(49)	(96)	—

Comprehensive income	$2,158	$2,904	$1,105

Net income per common share:
Basic	$0.37	$0.51	$0.19

Diluted	$0.34	$0.48	$0.18

Weighted average common shares outstanding:
Basic shares	5,949,212	5,843,241	5,809,140
Diluted shares	6,464,714	6,304,167	6,021,155

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount
Balance, June 30, 2002	6,073,179	$61	$11,362	$9,488	$(1,303)	$—	$19,608
Issuance of common stock for employee stock purchase plan and stock option exercises	14,353	—	33	—	—	—	33
Compensation expense related to stock options	—	—	31	—	—	—	31
Net income	—	—	—	1,105	—	—	1,105

Balance, June 30, 2003	6,087,532	61	11,426	10,593	(1,303)	—	20,777
Issuance of common stock for employee stock purchase plan and stock option exercises	94,860	1	327	—	—	—	328
Cancellation of treasury stock	(211,400)	(2)	(1,008)	—	1,010	—	—
Compensation expense related to stock options	—	—	119	—	—	—	119
Additional minimum pension liability, net of tax	—	—	—	—	—	(96)	(96)
Net income	—	—	—	3,000	—	—	3,000

Balance, June 30, 2004	5,970,992	60	10,864	13,593	(293)	(96)	24,128
Issuance of common stock for employee stock purchase plan and stock option exercises	93,475	1	427	—	—	—	428
Compensation expense related to stock options	—	—	72	—	—	—	72
Compensation expense related to the acceleration of stock options	—	—	131	—	—	—	131
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	8	8
Additional minimum pension liability, net of tax	—	—	—	—	—	(49)	(49)
Net income	—	—	—	2,199	—	—	2,199

Balance, June 30, 2005	6,064,467	$61	$11,494	$15,792	$(293)	$(137)	$26,917

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities
Net income	$2,199	$3,000	$1,105
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts receivable	89	105	(46)
Depreciation and amortization	2,559	2,676	2,477
Deferred income taxes	(404)	(293)	—
Non-cash compensation	203	119	31
Pension benefit (expense), net of contributions	17	(77)	(78)
Loss on disposal of assets	20	86	10
Changes in operating assets and liabilities:
Accounts receivable	(2,034)	(3,326)	(2,086)
Inventories	(124)	(5,018)	26
Tax refund receivable	—	—	701
Other assets	(427)	71	(175)
Accounts payable and accrued liabilities	1,351	3,758	1,180
Income taxes payable	344	274	(85)
Accrued compensation and employee benefits	(1,275)	1,909	235

Net cash provided by operating activities	2,518	3,284	3,295

Cash flows from investing activities
Proceeds from sale of property and equipment	—	—	109
Capital expenditures	(7,706)	(3,322)	(977)
Repayment of notes receivable	13	7	89

Net cash used in investing activities	(7,693)	(3,315)	(779)

Cash flows from financing activities
Borrowings on long-term debt	—	4,055	2,500
Payments on long-term debt	(832)	(2,339)	(1,707)
Increase in restricted cash	—	—	1,500
Issuance of common stock	428	328	33

Net cash provided by (used in) financing activities	(404)	2,044	2,326

Net increase (decrease) in cash and cash equivalents	(5,579)	2,013	4,842
Cash and cash equivalents at beginning of year	7,495	5,482	640

Cash and cash equivalents at end of year	$1,916	$7,495	$5,482

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$1,075	$44	$—
Interest	$280	$243	$252

Disclosure of non-cash activities:
Treasury stock cancelled	$—	$1,010	$—
Net unrealized gains resulting from change in fair value of derivative instruments	$8	$—	$—
Additional minimum pension liability	$49	$96	$—

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

International Subsidiary

On January 22, 1999, NAIE was formed as our wholly-owned subsidiary, based in Manno, Switzerland, which is adjacent to the city of Lugano. In September 1999, NAIE opened its manufacturing facility to provide manufacturing capability in encapsulation and tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration. Upon formation, NAIE obtained from the Swiss tax authorities a five-year Swiss federal and cantonal income tax holiday that ended June 30, 2005.

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

Property and Equipment

We state property and equipment at cost. Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, generally ranging from 1 to 39 years. We amortize leasehold improvements using the straight-line method over the shorter of the life of the improvement or the term of the lease. Maintenance and repairs are expensed as incurred. Significant expenditures that increase economic useful lives are capitalized.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last three fiscal years ended June 30 were $3.5 million for 2005, $2.8 million for 2004 and $1.7 million for 2003.

Advertising Costs

We expense advertising costs as incurred. We incurred and expensed advertising costs in the amount of $865,000 during the fiscal year ended June 30, 2005, $1.3 million during fiscal 2004 and $1.5 million during fiscal 2003. These costs are included in selling, general and administrative expenses in the accompanying statements of income.

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

It is our policy to establish reserves based upon management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. The tax reserves are analyzed at least annually, generally in the fourth quarter of each year, and adjustments are made as events occur which warrant adjustments to the reserve.

Stock-Based Compensation

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

Effective April 27, 2005, our Board of Directors approved the acceleration of the vesting of all outstanding and unvested options held by directors, officers and other employees under our 1999 Omnibus Equity Incentive Plan. As a result of the acceleration, options to acquire 827,932 shares of our common stock, which otherwise would have vested over the next 36 months, became immediately exercisable. This action was taken to eliminate, to the extent permitted, the transition expense that we otherwise would incur in connection with the adoption of SFAS 123R. Included in the options to acquire 827,932 shares of our common stock were options to purchase 545,992 shares with exercise prices greater than our closing stock price on the date of acceleration. Under the accounting guidance of APB 25, the accelerated vesting resulted in a charge for stock-based compensation of approximately $131,000, which was recognized in the fourth quarter of fiscal 2005. Additionally, our pro forma disclosure includes the effect of this accelerated vesting, as calculated under SFAS 123, of $1.8 million which would have otherwise been recognized in our consolidated statements of operations over the next three fiscal years, upon the adoption of SFAS 123R in the first quarter of fiscal 2006.

The per share fair value of options granted in connection with stock option plans and rights granted in connection with employee stock purchase plans reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plans
	Fiscal Years Ended June 30,			Fiscal Years Ended June 30,
	2005	2004	2003	2005	2004	2003
Expected life (years)	4.0 – 8.0	4.0 – 8.0	4.0–6.0	0.5	0.5	0.5
Risk-free interest rate	3.4–3.8%	2.4–3.7%	4.0%	2.0%	1.0%	1.5%
Volatility	54%	64%	71%	54%	64%	71%
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted average fair value	$3.82	$3.21	$1.75	$2.36	$1.82	$1.10

For purposes of pro forma disclosures, we have amortized the estimated fair value of our stock option awards to expense over the options’ vesting periods and the estimated fair value of our employee stock purchase plan shares over the offering period. Our pro forma information under SFAS 123 and SFAS 148 is as follows (dollars in thousands, except per share data):

	Fiscal Years Ended June 30,
	2005	2004	2003
Net income - as reported	$2,199	$3,000	$1,105
Plus: Reported stock-based compensation	203	119	31
Less: Fair value stock-based compensation	(2,658)	(718)	(299)

Net income (loss) - pro forma	$(256)	$2,401	$837

Reported basic net income per common share	$0.37	$0.51	$0.19

Pro forma basic net income (loss) per common share	$(0.04)	$0.41	$0.14

Reported diluted net income per common share	$0.34	$0.48	$0.18

Pro forma diluted net income (loss) per common share	$(0.04)	$0.38	$0.14

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, line of credit and notes payable approximate fair value due to the relatively short maturity of such instruments. The carrying amounts for long-term debt approximate fair value as the interest rates and terms are comparable to rates and terms that could be obtained currently for similar instruments.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with United States generally accepted accounting principles. Actual results could differ from those estimates.

Net Income per Common Share

We compute net income per common share in accordance with SFAS 128, “Earnings Per Share.” This statement requires the presentation of basic income per common share, using the weighted average number of common shares outstanding during the period, and diluted income per common share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows (amounts in thousands, except per share data):

	For the Years Ended June 30,
	2005	2004	2003
Numerator
Net income	$2,199	$3,000	$1,105
Denominator
Basic weighted average common shares outstanding	5,949	5,843	5,809
Dilutive effect of stock options	516	461	212

Diluted weighted average common shares outstanding	6,465	6,304	6,021

Basic net income per common share	$0.37	$0.51	$0.19

Diluted net income per common share	$0.34	$0.48	$0.18

Shares related to stock options of 193,000 for the fiscal year ended June 30, 2005, 61,000 for fiscal 2004 and 74,000 for fiscal 2003, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our largest customers, whose receivable balances collectively represented 86% of gross accounts receivable at June 30, 2005 and 73% at June 30, 2004. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net consisted of the following at June 30 (dollars in thousands):

	2005	2004
Raw materials	$8,068	$7,915
Work in progress	3,230	3,066
Finished goods	1,689	1,882

	$12,987	$12,863

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years	2005	2004
Land	NA	$393	$393
Building and building improvements	7 – 39	2,713	3,235
Machinery and equipment	3 – 12	18,470	17,345
Office equipment and furniture	3 – 5	3,280	4,038
Vehicles	3	204	204
Leasehold improvements	1 – 15	9,244	4,954

Total property and equipment		34,304	30,169
Less: accumulated depreciation and amortization		(17,797)	(18,789)

Property and equipment, net		$16,507	$11,380

D. Debt

We have a $12.0 million credit facility with a bank. The facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans. The working capital line of credit expires in November 2006, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by the Company from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $63,000 plus interest. As of June 30, 2005, the outstanding amount on the term loans was $3.2 million and we did not have an outstanding balance on the working capital line of credit. As of June 30, 2005, we had $7.7 million available under the line of credit, net of a $270,000 outstanding letter of credit issued to our landlord.

On February 1, 2005, we amended our credit facility with the bank to increase the limitation on our capital expenditures for the fiscal year ended June 30, 2005 from $6.5 million to $8.0 million. All other terms and conditions of our credit facility remain in full force and effect.

Additionally, we have a term loan agreement for $1.1 million, secured by our San Marcos building, at an annual interest rate of 8.25%. The loan is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of June 30, 2005, the outstanding amount on the loan was $602,000.

The composite interest rate on all of our outstanding debt was 5.18% at June 30, 2005 and 5.44% at June 30, 2004.

Aggregate amounts of long-term debt maturities as of June 30, 2005 were as follows (dollars in thousands):

2006	$861
2007	895
2008	888
2009	445
2010	151
Thereafter	600

$3,840

E. Income Taxes

The provision for (benefit from) income taxes for the years ended June 30 consisted of the following (dollars in thousands):

	2005	2004	2003
Current:
Federal	$1,320	$175	$—
State	94	3	—
Foreign	109	139	47

	1,523	317	47

Deferred:
Federal	(398)	1,045	(372)
State	85	293	(163)
Change in valuation allowance	—	(1,631)	535

	(313)	(293)	—

Provision for income taxes	$1,210	$24	$47

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (dollars in thousands):

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$85	$48
Accrued vacation expense	189	156
Tax credit carryforward	99	128
Allowance for inventories	659	414
Other, net	93	—
Net operating loss carryforward	31	264

Total gross deferred tax assets	$1,156	$1,010

Deferred tax liabilities:
Accumulated depreciation and amortization	(459)	(717)

Deferred tax liabilities	(459)	(717)

Net deferred tax assets	$697	$293

At June 30, 2005, we had state tax net operating loss carryforwards of approximately $530,000. The state tax loss carryforwards will begin to expire in 2007, unless previously utilized.

NAIE obtained from the Swiss tax authorities a five-year Swiss federal and cantonal income tax holiday that ended June 30, 2005. Following the expiration of our tax holiday, we anticipate NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes will be approximately 23%. NAIE had net income of $1.0 million for the fiscal year ended June 30, 2005.

A reconciliation of income taxes computed by applying the statutory federal income tax rate of 34% to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2005	2004	2003
Income taxes computed at statutory federal income tax rate	$1,159	$1,029	$392
State income taxes, net of federal income tax expense	118	196	67
Increase (decrease) in valuation allowance	—	(1,631)	534
Expenses not deductible for tax purposes	53	69	12
Foreign tax holiday	(304)	(187)	(228)
Foreign tax withholding	101	—	—
Dividend tax	131	—	—
Prior year adjustments	—	305	(668)
Transfer pricing adjustment	—	264	—
Other	(48)	(21)	(62)

Income taxes as reported	$1,210	$24	$47

Effective tax rate	35.5%	0.8%	4.1%

F. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. We may make contributions to the plan at the discretion of our Board of Directors. Effective July 1, 2001, the plan was amended to require that we match one half of the first 6% of a participant’s compensation contributed to the plan. Effective January 1, 2004, the plan was amended to require that we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. The total contributions under the plan charged to operations totaled $315,000 for the fiscal year ended June 30, 2005, $200,000 for fiscal 2004, and $79,000 for fiscal 2003.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed for these benefits totaled $876,000 for the fiscal year ended June 30, 2005, $697,000 for fiscal 2004, and $492,000 for fiscal 2003.

In December 1999, we adopted an employee stock purchase plan that provides for the issuance of up to 150,000 shares of our common stock. Beginning July 1, 2004, the number of shares available for purchase under the plan will increase by 25,000 each year on July 1 until determined otherwise by the Board of Directors. The plan is intended to qualify under Section 423 of the Code and is for the benefit of qualifying employees. Under the terms of the plan, participating employees may have up to 15% of their compensation withheld through payroll deductions to purchase shares of our common stock at 85% of the closing sale price for the stock as quoted on the Nasdaq National Market on either the first or last trading day in the offering period, whichever is lower. As of June 30, 2005, 129,544 shares of common stock were issued pursuant to this plan.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (dollars in thousands):

	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,286	$1,102
Interest cost	73	72
Actuarial loss	139	118
Benefits paid	(10)	(6)

Benefit obligation at end of year	$1,488	$1,286

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,146	$937
Actual return on plan assets	83	139
Employer contributions	63	76
Benefits paid	(10)	(6)

Fair value of plan assets at end of year	$1,282	$1,146

Reconciliation of Funded Status
Benefit obligation in excess of fair value of plan assets	$(206)	$(140)
Unrecognized net actuarial loss	241	96

Net amount recognized	$35	$(44)

Additional Minimum Liability Disclosures
Accrued benefit liability	$(206)	$(140)

The weighted-average rates used for the years ended June 30 in determining the projected benefit obligations for the defined benefit pension plan were as follows:

	2005	2004
Discount rate	5.50%	6.00%
Compensation increase rate	N/A	N/A

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit cost for the fiscal years ended June 30 were as follows (dollars in thousands):

	2005	2004	2003
Interest cost	$73	$72	$67
Expected return on plan assets	(89)	(73)	(64)

Net periodic benefit cost (income)	$(16)	$(1)	$3

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2005	2004	2003
Discount rate	6.00%	6.00%	6.50%
Expected long term rate of return	8.00%	8.00%	7.50%
Compensation increase rate	N/A	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2005	2004	Target Allocation
Equity securities	62%	61%	60%
Debt securities	30%	31%	32%
Real estate	8%	8%	8%

	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when they are due. Our investment strategy is a long-term risk controlled approach using diversified investment options with a relatively minimal exposure to volatile investment options like derivatives.

G. Stockholders’ Equity

Treasury Stock

In January 1999, the Board of Directors approved a repurchase program of up to 500,000 shares of our common stock. This program was terminated by the Board of Directors in October 2002 after the repurchase of 272,400 shares. During March 2004, 211,400 shares of such repurchased common stock were cancelled and returned to the status of authorized but unissued shares of our common stock.

Stock Option Plans

On December 6, 1999, our stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”). A total of 500,000 shares of common stock were initially reserved under the 1999 Plan for issuance to our directors, officers, other employees, and consultants. Under the terms of the 1999 Plan, the aggregate number of shares of common stock that may be awarded is automatically increased on January 1st of each year, commencing January 1, 2000, by a number equal to the lesser of 2.5% of the total number of common shares then outstanding or 100,000 shares. The 1999 Plan increased by 100,000 common shares on each of January 1, 2000, 2001, 2002, 2003, 2004 and 2005. In addition, at our Annual Meetings of Stockholders held on January 30, 2004 and December 31, 2004, our stockholders approved amendments to the 1999 Plan to increase the number of shares of common stock available under the 1999 Plan by an additional 500,000 shares, for a total increase of 1,000,000 shares.

Grants under the 1999 Plan can be either incentive stock options or nonqualified stock options. Options granted under the 1999 Plan have either a five or a ten-year term.

Effective April 27, 2005, our Board of Directors approved the acceleration of the vesting of all outstanding and unvested options held by directors, officers and other employees under our 1999 Omnibus Equity Incentive Plan. As a result of the acceleration, options to acquire 827,932 shares of our common stock, which otherwise would have vested over the next 36 months, became immediately exercisable. This action was taken to eliminate, to the extent permitted, the transition expense that we otherwise would incur in connection with the adoption of SFAS 123R. Included in the options to acquire 827,932 shares of our common stock were options to purchase 545,992 shares with exercise prices greater than our closing stock price on the date of acceleration. Under the accounting guidance of APB 25, the accelerated vesting resulted in a charge for stock-based compensation of approximately $131,000, which was recognized in the fourth quarter of fiscal 2005.

Stock option activity for the three years ending June 30, 2005 was as follows:

	1992 Incentive Plan	1998 Outside Director Plan	1999 Plan	Total All Plans	Weighted Average Exercise Price
Outstanding at June 30, 2002	85,000	20,000	421,800	526,800	3.58
Exercised	—	—	(6,199)	(6,199)	2.17
Forfeited	(85,000)	—	(135,401)	(220,401)	5.57
Granted	—	—	285,000	285,000	3.08

Outstanding at June 30, 2003	—	20,000	565,200	585,200	2.60
Exercised	—	(20,000)	(61,700)	(81,700)	3.40
Forfeited	—	—	(8,600)	(8,600)	5.61
Granted	—	—	774,800	774,800	6.26

Outstanding at June 30, 2004	—	—	1,269,700	1,269,700	4.76
Exercised	—	—	(49,945)	(49,945)	2.86
Forfeited	—	—	(20,955)	(20,955)	5.82
Granted	—	—	240,500	240,500	8.56

Outstanding at June 30, 2005	—	—	1,439,300	1,439,300	5.45
Exercisable at June 30, 2005	—	—	1,439,300	1,439,300	5.45

Weighted-average remaining contractual life in years	—	—	3.71	3.71
Available for grant at June 30, 2005	—	—	536,752	536,752

During fiscal 2002, we granted options to purchase 90,000 shares to employees at an exercise price below the fair market value of the stock on the grant date. During fiscal 2004, we granted options to purchase 150,000 shares to an employee at an exercise price below the fair market value of the stock on the grant date. We recorded approximately $72,000 of compensation expense related to these option grants in fiscal 2005, $63,000 in fiscal 2004 and $31,000 in fiscal 2003. As a result of the acceleration of vesting of all outstanding and unvested options on April 27, 2005, we expensed the unamortized deferred compensation associated with these options.

Additionally, during fiscal 2004 we recorded $56,000 of compensation expense related to options granted to a non-employee to purchase 15,000 shares.

The following is a further breakdown of the options outstanding at June 30, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.80 - $2.03	166,800	4.64	$1.97	166,800	$1.97
$2.04 - $3.02	245,400	2.34	$2.63	245,400	$2.63
$3.03 - $5.21	310,000	3.49	$4.96	310,000	$4.96
$5.22 - $6.65	407,600	3.56	$6.56	407,600	$6.56
$6.66 - $10.47	309,500	4.71	$8.58	309,500	$8.58

$ 1.80 - $10.47	1,439,300	3.71	$5.45	1,439,300	$5.45

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

On February 25, 2004, we entered into an agreement to sublet 42,000 square feet at our Vista, California facility. The sublease was for a term of seven months that began on April 1, 2004, and provided for monthly rental income equal to our rental expense for the space. The sublease agreement ended October 31, 2004. The space is currently being used for warehousing.

As required under the terms of our Vista lease, on May 11, 2004, we provided a letter of credit in the amount of $440,000 to the landlord. The amount of the letter of credit will be reduced by approximately 33% each year. On April 1, 2005, we reduced our outstanding amount to $270,000.

NAIE leases facility space in Manno, Switzerland. The leased space totals approximately 38,000 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European marketplace. The lease expires in December 2015.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2005 (dollars in thousands):

2006	$1,872
2007	1,937
2008	1,919
2009	1,939
2010	1,977
Thereafter	8,961

$18,605

Rental expense totaled $1.7 million for the fiscal year ended June 30, 2005, $1.2 million for fiscal 2004, and $947,000 for fiscal 2003. Rental expense was offset by sublease rental income in the amount of $137,000 for fiscal 2005, $68,000 in fiscal 2004 and zero in fiscal 2003.

I. Foreign Currency Instruments

On August 9, 2004, we purchased ten monthly participating forward contracts designated and effective as cash flow hedges against the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. The participating forward contracts consisted of ten put options providing protection if the exchange rate of the United States dollar to the Euro decreased below our contracted strike price of $1.1892, and ten call options that offset the initial cost of the purchased put options. The call options obligated us to give up 50% of the foreign currency gain related to the forecasted transaction if the United States dollar/Euro exchange rate increased above our contracted strike price. The participating forward contracts had an initial notional amount of $1.5 million and a weighted average strike price of $1.1892. As of June 30, 2005, we had exercised all of the participating forward contracts.

On May 13, 2005, we purchased seven option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The seven options expire monthly beginning June 2005 and ending December 2005. The option contracts had a notional amount of $4.2 million, a weighted average strike price of $1.19, and a purchase price of $21,000. The risk of loss associated with the options is limited to premium amounts paid for the option contracts. As of June 30, 2005, we had not exercised any of the options and one of the options had expired.

For the fiscal year ended June 30, 2005, approximately $109,000 had been charged to income for option contracts outstanding during the year.

J. Related Party Transactions

During fiscal 1999, we made a 6% interest bearing loan of $20,000 to our Chief Scientific Officer. The note and interest due were being paid in biweekly payments of $550. The balance of the note, including accrued interest, was paid in full in September 2004.

K. Economic Dependency

We had substantial net sales to certain customers during the fiscal years ended June 30 shown in the following table. The loss of any of these customers, or a significant decline in net sales or the growth rate of net sales to these customers could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective year’s total net sales were as follows (dollars in thousands):

	2005		2004		2003
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$36,991	40%	$31,182	40%	$24,119	43%
Customer 2	35,193	39%	23,464	30%	15,337	27%

	$72,184	79%	$54,646	70%	$39,456	70%

Accounts receivable from these customers totaled $9.5 million at June 30, 2005, and $6.6 million at June 30, 2004.

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Carrington Laboratories Incorporated comprised 35% of our total raw material purchases for the year ended June 30, 2005. Accounts payable to Carrington Laboratories Incorporated was $660,000 at June 30, 2005. No other supplier comprised 10% or more of our raw material purchases for the year ended June 30, 2005.

L. Contingencies

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

On February 10, 2005, a complaint was filed against NAI on behalf of Novogen Research Pty. Ltd. in the United States District Court, Southern District of New York alleging a cause of action for patent infringement of a Novogen patent by products manufactured by NAI. The parties are attempting to resolve the matter in an out-of-court settlement but if we are unable to do so we intend to vigorously defend the action.

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

M. Segment Information

Our business consists of one segment, the development, manufacturing, marketing and distribution of nutritional supplements. Our products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe.

Net sales by geographic region, based upon the customers’ location, were as follows (dollars in thousands):

	Year Ended June 30
	2005	2004	2003
United States	$67,784	$56,350	$41,838
Markets Outside the United States	23,708	22,184	14,124

Total Net Sales	$91,492	$78,534	$55,962

Products manufactured by NAIE accounted for 46% of net sales in markets outside the United States in fiscal 2005, 42% in fiscal 2004 and 51% in fiscal 2003.

No products manufactured by NAIE were sold in the United States during the fiscal years ended June 30, 2005, 2004 and 2003.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (dollars in thousands):

2005	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$17,144	$40,470	$7,397
Europe	1,053	3,668	309

	$18,197	$44,138	$7,706

2004	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$10,833	$38,625	$3,138
Europe	1,135	3,843	184

	$11,968	$42,468	$3,322

2003	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$9,996	$26,724	$755
Europe	1,362	4,000	222

	$11,358	$30,724	$977

SCHEDULE II

Natural Alternatives International, Inc.

Valuation And Qualifying Accounts

For The Years Ended June 30, 2005, 2004 and 2003

	(Dollars in thousands)
	Balance at Beginning of Period	Provision	(Deductions)	Balance at End of Period
Fiscal year ended June 30, 2005:
Inventory reserves	$1,113	$1,529	$(827)	$1,815
Allowance for doubtful accounts	$132	$101	$(12)	$221

Fiscal year ended June 30, 2004:
Inventory reserves	$708	$965	$(560)	$1,113
Allowance for doubtful accounts	$27	$106	$(1)	$132

Fiscal year ended June 30, 2003:
Inventory reserves	$1,467	$19	$(778)	$708
Allowance for doubtful accounts	$105	$(46)	$(32)	$27

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the fourth quarter ended June 30, 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information for this item is incorporated by reference to the sections “Our Board of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 2, 2005, to be filed on or before October 28, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The information for this item is incorporated by reference to the sections “Director Compensation” and “Executive Officer Compensation” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 2, 2005, to be filed on or before October 28, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this item is incorporated by reference to the sections “Stock Holdings of Certain Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 2, 2005, to be filed on or before October 28, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information for this item is incorporated by reference to the section “Certain Relationships and Related Transactions” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 2, 2005, to be filed on or before October 28, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information for this item is incorporated by reference to the sections “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Polices and Procedures” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 2, 2005, to be filed on or before October 28, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2005 and 2004;

•	Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2005, 2004 and 2003;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2005, 2004 and 2003;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003; and

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedule. The following financial statement schedule is included under Item 8 of this report:

•	Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 2005, 2004 and 2003.

(3)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

4(i)	Form of NAI’s Common Stock Certificate	Filed herewith

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark Zimmerman	Exhibit 10.4 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Wise	Exhibit 10.7 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Reaves	Exhibit 10.8 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Timothy E. Belanger	Exhibit 10.9 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.11	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.12	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.13	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company dated October 27, 2003	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.14	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.15	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.16	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.17	Amended and Restated Exclusive License Agreement effective as of February 5, 2003, by and among NAI, Chopra Enterprises, LLC, Deepak Chopra, M.D., and David Simon, M.D.	Exhibit 10.16 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.18	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.19	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Filed herewith

10.20	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Filed herewith

10.21	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Filed herewith

10.22	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Filed herewith

10.23	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Filed herewith

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2005

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc., in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark A. LeDoux (Mark A. LeDoux)	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	September 8, 2005

/s/ John R. Reaves (John R. Reaves)	Chief Financial Officer (principal financial officer and principal accounting officer)	September 8, 2005

/s/ Joe E. Davis (Joe E. Davis)	Director	September 8, 2005

/s/ Alan G. Dunn (Alan G. Dunn)	Director	September 8, 2005

/s/ Alan J. Lane (Alan J. Lane)	Director	September 8, 2005

/s/ Lee G. Weldon (Lee G. Weldon)	Director	September 8, 2005