Form 10-Q
period 2005-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2005-11-04
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

☐  Yes    ☒  No

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

As of November 4, 2005, 6,038,567 shares of NAI’s common stock were outstanding, net of 61,000 treasury shares.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income, net income per share, profit margins, expenditures, liquidity and other financial items;

•	inventories and the adequacy and intended use of our facilities;

•	the adequacy of reserves and allowances;

•	sources and availability of raw materials;

•	personnel;

•	operations outside the United States;

•	overall industry and market performance;

•	competition;

•	current and future economic and political conditions;

•	development of new products, brands and marketing strategies;

•	distribution channels and product sales and performance;

•	growth, expansion and acquisition strategies;

•	the outcome of regulatory, tax and litigation matters;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	our ability to reduce costs and maintain profitability;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2005	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,585	$1,916
Accounts receivable - less allowance for doubtful accounts of $185 at September 30, 2005 and $221 at June 30, 2005	5,929	10,834
Inventories, net	14,079	12,987
Deferred income taxes	451	421
Other current assets	1,120	1,012

Total current assets	27,164	27,170

Property and equipment, net	15,913	16,507

Other assets:
Deferred income taxes	276	276
Other noncurrent assets, net	185	185

Total other assets	461	461

Total assets	$43,538	$44,138

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,322	$7,973
Accrued liabilities	1,931	1,923
Accrued compensation and employee benefits	995	1,351
Income taxes payable	718	664
Current portion of long-term debt	870	861

Total current liabilities	11,836	12,772

Long-term debt, less current portion	2,772	2,979
Deferred rent	1,266	1,264
Long-term pension liability	221	206

Total liabilities	16,095	17,221

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issue and outstanding 6,098,367 at September 30, 2005 and 6,064,467 at June 30, 2005	61	61
Additional paid-in capital	11,653	11,494
Accumulated other comprehensive loss	(182)	(137)
Retained earnings	16,204	15,792
Treasury stock, at cost, 61,000 shares at September 30, 2005 and June 30, 2005	(293)	(293)

Total stockholders’ equity	27,443	26,917

Total liabilities and stockholders’ equity	$43,538	$44,138

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Net sales	$21,733	$22,727
Cost of goods sold	17,677	17,409

Gross profit	4,056	5,318

Selling, general & administrative expenses	3,378	3,924

Income from operations	678	1,394

Other income (expense):
Interest income	10	4
Interest expense	(58)	(51)
Foreign exchange gain (loss)	21	(2)
Other, net	—	(1)

	(27)	(50)

Income before income taxes	651	1,344
Provision for income taxes	239	492

Net income	$412	$852

Unrealized loss resulting from change in fair value of derivative instruments, net of tax	(45)	(50)

Comprehensive income	$367	$802

Net income per common share:
Basic	$0.07	$0.14

Diluted	$0.06	$0.13

Weighted average common shares outstanding:
Basic shares	6,013,390	5,923,766

Diluted shares	6,469,104	6,447,677

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$412	$852
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (reduction) for uncollectible accounts receivable	(36)	27
Depreciation and amortization	724	663
Deferred income taxes	—	59
Non-cash compensation	11	20
Pension expense, net of contributions	15	6
Changes in operating assets and liabilities:
Accounts receivable	4,941	(532)
Inventories, net	(1,092)	(1,019)
Other assets	(182)	(604)
Accounts payable and accrued liabilities	(589)	332
Accrued compensation and employee benefits	(355)	(1,375)

Net cash provided by (used in) operating activities	3,849	(1,571)

Cash flows from investing activities
Capital expenditures	(130)	(2,617)
Repayment of notes receivable	—	13

Net cash used in investing activities	(130)	(2,604)

Cash flows from financing activities
Payments on long-term debt	(198)	(201)
Proceeds from issuance of common stock	148	85

Net cash used in financing activities	(50)	(116)

Net increase (decrease) in cash and cash equivalents	3,669	(4,291)
Cash and cash equivalents at beginning of period	1,916	7,495

Cash and cash equivalents at end of period	$5,585	$3,204

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$58	$51

Taxes	$185	$88

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (“2005 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2005 Annual Report unless otherwise noted below.

Stock- Based Compensation

We have an equity incentive plan under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also have an employee stock purchase plan. Prior to July 1, 2005, we accounted for stock-based awards to employees, including shares issued pursuant to the employee stock purchase plan, under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Effective July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized (a) for all stock-based awards granted prior to, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) for all stock-based awards granted after July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

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

Effective April 27, 2005, our Board of Directors approved the acceleration of the vesting of all outstanding and unvested options held by directors, officers and other employees under our 1999 Omnibus Equity Incentive Plan. As a result of the acceleration, options to acquire 827,932 shares of our common stock, which otherwise would have vested over the next 36 months, became immediately exercisable. This action was taken to eliminate, to the extent permitted, the transition expense that we otherwise would have incurred in connection with the adoption of SFAS 123R.

The following table illustrates the effect on net income and net income per common share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three Months Ended September 30,
	2005	2004
Net income - as reported	$412	$852
Plus: Reported stock-based compensation	11	20
Less: Fair value stock-based compensation	(11)	(308)

Net income - pro forma	$412	$564

Reported basic net income per common share	$0.07	$0.14

Pro forma basic net income per common share	$0.07	$0.10

Reported diluted net income per common share	$0.06	$0.13

Pro forma diluted net income per common share	$0.06	$0.09

Net Income per Common Share

We compute net income per common share in accordance with SFAS 128, “Earnings Per Share.” This statement requires the presentation of basic income per common share, using the weighted average number of common shares outstanding during the period, and diluted net income per common share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2005	2004
Numerator
Net income	$412	$852
Denominator
Basic weighted average common shares outstanding	6,013	5,924
Dilutive effect of stock options	456	524

Diluted weighted average common shares outstanding	6,469	6,448

Basic net income per common share	$0.07	$0.14

Diluted net income per common share	$0.06	$0.13

Shares related to stock options of 202,000 for the three months ended September 30, 2005, and 184,000 for the three months ended September 30, 2004, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

B. Inventories

Inventories, net consisted of the following (in thousands):

	September 30, 2005	June 30, 2005
Raw materials	$8,526	$8,068
Work in progress	3,874	3,230
Finished goods	1,679	1,689

	$14,079	$12,987

C. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	September 30, 2005	June 30, 2005
Land	N/A	$393	$393
Building and building improvements	7 –39	2,718	2,713
Machinery and equipment	3 –12	18,518	18,470
Office equipment and furniture	3 – 5	3,296	3,280
Vehicles	3	204	204
Leasehold improvements	1 –15	9,259	9,244

Total property and equipment		34,388	34,304
Less: accumulated depreciation and amortization		(18,475)	(17,797)

Property and equipment, net		$15,913	$16,507

D. Debt

We have a $12.0 million credit facility with a bank. The facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans. The working capital line of credit expires in November 2006, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by the Company from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $63,000 plus interest. As of September 30, 2005, the amount outstanding on the term loans was $3.1 million and we did not have an outstanding balance on the working capital line of credit. As of September 30, 2005, we had $7.0 million available under the line of credit, net of a $270,000 outstanding letter of credit issued to our landlord.

Additionally, we have a term loan agreement for $1.1 million, secured by our San Marcos building, at an annual interest rate of 8.25%. The loan is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of September 30, 2005, the amount outstanding on the term loan was $582,000.

The composite interest rate on all of our outstanding debt was 6.11% at September 30, 2005, and 4.32% at September 30, 2004.

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

The components included in the net periodic benefit cost for the periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Interest cost	$20	$17
Expected return on plan assets	(23)	(18)

Net periodic benefit	$(3)	$(1)

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

	Three Months Ended September 30,
	2005		2004
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$10,332	48%	$8,273	36%
Customer 2	7,595	35	9,088	40

	$17,927	83%	$17,361	76%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier			% of Total Raw Material Purchases
Supplier 1	$2,219	21%	$	(a	)	(a	) %
Supplier 2	1,320	13		4,188		34
Supplier 3	1,030	10		1,167		10

	$4,569	44%		$5,355		44%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

G. Segment Information

Our business consists of one segment, the development, manufacturing, marketing and distribution of nutritional supplements. Our products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe.

Net sales by geographic region, based upon the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
United States	$16,999	$16,051
Markets Outside the United States	4,734	6,676

Total Net Sales	$21,733	$22,727

Products manufactured by NAIE accounted for 50% of net sales in markets outside the United States for the three months ended September 30, 2005 and 43% for the three months ended September 30, 2004.

No products manufactured by NAIE were sold in the United States during the three months ended September 30, 2005 and 2004.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follow (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Three Months Ended
	September 30, 2005	June 30, 2005	September 30, 2005	June 30, 2005	September 30, 2005	September 30, 2004
United States	$16,560	$17,144	$39,699	$40,470	$66	$2,611
Europe	1,044	1,053	3,839	3,668	64	6

	$17,604	$18,197	$43,538	$44,138	$130	$2,617

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

On February 10, 2005, a complaint was filed against NAI on behalf of Novogen Research Pty. Ltd. in the United States District Court, Southern District of New York alleging a cause of action for patent infringement of a Novogen patent by products manufactured by NAI. Novogen has agreed to settle the matter for a one-time payment by NAI of $75,000. Final settlement documents are being negotiated.

As of November 4, 2005, other than as set forth above, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2005. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the information included in our 2005 Annual Report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Our primary business activity is to provide private label contract manufacturing services to companies that market nutritional supplements. Our revenue is dependent, to a large degree, on two customers who market nutritional supplements through the direct sales marketing channel. The timing of our customers’ orders is impacted by their marketing programs, supply chain management, entry into new markets and new product introductions. All of these attributes have had and will have a significant impact on our business.

Private label contract manufacturing net sales decreased 4% from the comparable quarter last year. The increase in net sales from our largest customer was offset by a reduction in net sales from our second largest and other contract manufacturing customers. Net sales to our two largest customers as a percentage of total net sales increased to 83% from 76% in the comparable quarter last year.

Our strategy has focused upon long-term growth and diversification of net sales and our customer base. As a part of our long-term growth strategy, we made a considerable investment in our recent facility expansion and Therapeutic Goods Administration of Australia (TGA) recertification in an effort to develop new relationships with large, quality oriented contract manufacturing customers. We believe our long-term growth strategy is beginning to be rewarded. We have received initial purchase orders from two new customers who are leaders in the direct sales marketing channel. We expect to fill the initial orders in our fiscal third and fourth quarters and are optimistic our relationships with these new customers will grow.

We anticipate a further decline in our contract manufacturing revenue in the second quarter of fiscal 2006. We are responding appropriately to reduce our cost structure and remain profitable.

We are currently evaluating an acquisition opportunity that could diversify our net sales and customer base by increasing our branded product lines and expanding our distribution channels.

Additionally we are pursuing initiatives to market our own branded products through new distribution channels. During the first quarter of fiscal 2006 we developed a new direct mail campaign with a nationally recognized physician. The direct mail campaign was launched on a test basis in October 2005. The initial campaign features one of our proprietary formulas.

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

Our critical accounting policies are discussed under Item 7 of our 2005 Annual Report. There have been no significant changes to these policies during the three months ended September 30, 2005.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands, except per share amounts):

	2005	2004	% Change
Private label contract manufacturing	$19,707	$20,596	(4)%
Direct-to-consumer marketing program	2,026	2,131	(5)%

Total net sales	21,733	22,727	(4)%
Cost of goods sold	17,677	17,409	2%

Gross profit	4,056	5,318	(24)%
Gross profit %	18.7%	23.4%
Selling, general & administrative expenses	3,378	3,924	(14)%
% of net sales	15.5%	17.3%
Other expense, net	27	50	(46)%

Income before taxes	651	1,344	(52)%
% of net sales	3.0%	5.9%
Net income	$412	$852	(52)%

% of net sales	1.9%	3.7%
Diluted net income per common share	$0.06	$0.13	(54)%

The percentage decrease in private label contract manufacturing net sales was attributed to the following:

NSA International, Inc. net sales growth	10%
Mannatech, Incorporated net sales reduction	(7%)
Discontinuation of two customer relationships	(3%)
Other customers net sales reduction	(4%)

Total	(4%)

•	Net sales growth from NSA International, Inc over the comparable quarter last year resulted primarily from the following:

•	Higher volumes of established products in existing markets, which contributed 13 percentage points; partially offset by

•	Lower average price per unit which reduced our net sales growth by three percentage points.

•	Net sales reduction from Mannatech, Incorporated over the comparable quarter last year resulted primarily from the following:

•	Lower volumes of established products in existing markets, which reduced our net sales growth six percentage points; and

•	A shift in sales mix to lower priced products, which resulted in three percentage points of the decrease; partially offset by the

•	Introduction of existing products into new markets, which contributed two percentage points.

•	We discontinued relationships with two of our customers in March 2005 due to the disproportionate risks related to inventory levels and accounts receivable required to continue serving these customers.

•	The remaining decrease in private label contract manufacturing net sales was from decreased volumes with existing customers, partially offset by growth in sales to new customers.

Gross profit margin decreased to 18.7% for the three months ended September 30, 2005 from 23.4%, or 4.7 percentage points, from the comparable quarter last year. The decrease in gross profit margin was primarily due to the following:

Percentage Points
Incremental overhead expenses	(1.7)
Incremental inventory reserves	(1.6)
Incremental direct and indirect labor	(1.6)
Reduction in royalties paid to third parties	0.2

Total	(4.7)

•	Overhead expenses as a percentage of net sales increased 1.7 percentage points, or $286,000, from the comparable quarter last year primarily due to the following:

•	Incremental outsourced lab testing of $61,000 as a result of increased testing for compliance with certain countries’ regulatory requirements; and

•	The following incremental expenses related to our facility expansion in Vista, California:

•	Rent and facility related expenses of $80,000; and

•	Depreciation and amortization of $124,000.

•	Direct and indirect labor increased as a percentage of net sales primarily due to producing higher volumes of products with a lower average price per unit.

Selling, general and administrative expenses decreased $546,000, or 14%, from the comparable quarter last year primarily attributable to the following:

•	Reduced personnel costs of $204,000 primarily due to the termination of regulatory compliance and product formulation personnel in June 2005, including our former Vice President of Science & Technology.

•	Reduced clinical study costs of $156,000 due to lowering our level of participation in clinical studies.

•	Reduced compensation costs under our Management Cash Incentive Plan of $174,000.

•	Reduced Sarbanes-Oxley (SOX) compliance costs of $115,000.

•	Incremental litigation expense of $84,000 for legal fees and settlement costs associated with the Novogen lawsuit.

•	Incremental direct-to-consumer marketing brand development spending of $50,000 primarily to establish a new direct mail campaign with a licensed persona scheduled to be launched on a test basis in the second quarter.

Our effective tax rate for the three months ended September 30, 2005 was consistent with the comparable quarter last year at 37%.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $3.8 million in the three months ended September 30, 2005, compared to net cash used in operating activities of $1.6 million in the comparable quarter last year. Our operating cash flow during the three months ended September 30, 2005 was impacted by the following:

•	Net income of $412,000;

•	Reduction of accounts receivable of $4.9 million; and

•	Incremental inventory of $1.1 million.

Cash used in operating activities of $1.6 million for the three months ended September 30, 2004 was principally due to payments of $1.6 million under our fiscal 2004 Management Cash Incentive Plan.

Approximately $459,000 of our operating cash flow was generated by NAIE during the three months ended September 30, 2005. As of September 30, 2005, NAIE’s undistributed retained earnings are considered indefinitely reinvested.

Our consolidated debt decreased to $3.6 million at September 30, 2005 from $3.8 million at June 30, 2005. Our $12.0 million credit facility is comprised of an $8.0 million working capital line of credit and $4.0 million in term loans. The working capital line of credit expires in November 2006, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by the Company from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $63,000 plus interest. As of September 30, 2005, we had $7.0 million available under the working capital line of credit, net of a $270,000 outstanding letter of credit issued to our landlord. Under our credit facility, we may not create, incur or assume additional indebtedness without the approval of our lender.

Additionally, we have a term loan agreement for $1.1 million, secured by our San Marcos building, at an annual interest rate of 8.25%. The loan is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of September 30, 2005, the amount outstanding on the term loan was $582,000.

On May 13, 2005, we purchased seven option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The seven options expire monthly beginning June 2005 and ending December 2005. The option contracts had a notional amount of $4.2 million, a weighted average strike price of $1.19, and a purchase price of $21,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of September 30, 2005, we had not exercised any of the options and four of the options had expired.

On July 7, 2005, we purchased 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning January 2006 and ending December 2006. The option contracts had a notional amount of $7.0 million, a weighted average strike price of $1.16, and a purchase price of $152,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts.

There are no other derivative financial instruments at September 30, 2005.

As of September 30, 2005, we had $5.6 million in cash and cash equivalents. We plan on funding our current working capital needs, capital expenditures and debt payments using available cash, cash flow from operations and our credit facility.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed under Item 7 of our 2005 Annual Report. As of September 30, 2005, other than the pronouncements discussed in our 2005 Annual Report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

Risks

You should carefully consider the risks described under Item 7 of our 2005 Annual Report, as well as the other information in our 2005 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

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

Interest Rates

At September 30, 2005, we had fixed rate debt of $582,000 and variable rate debt of approximately $3.1 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of September 30, 2005, the weighted average effective interest rate on our variable rate debt was 5.84%. An immediate one hundred basis point (1.0%) increase in the interest rate on our variable rate debt, holding other variables constant, would have increased our interest expense by $8,000 for the three months ended September 30, 2005. Interest rates have been at or near historic lows in recent years. There can be no guarantee that interest rates will not rise. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

On May 13, 2005, we purchased seven option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The seven options expire monthly beginning June 2005 and ending December 2005. The option contracts had a notional amount of $4.2 million, a weighted average strike price of $1.19, and a purchase price of $21,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of September 30, 2005, we had not exercised any of the options and four of the options had expired.

On July 7, 2005, we purchased 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning January 2006 and ending December 2006. The option contracts had a notional amount of $7.0 million, a weighted average strike price of $1.16, and a purchase price of $152,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts.

On September 30, 2005, the Swiss Franc closed at 1.29 to 1.00 United States dollar and the Euro closed at 0.83 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the three months ended September 30, 2005 by $79,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on their evaluation, they concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended September 30, 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

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

On February 10, 2005, a complaint was filed against NAI on behalf of Novogen Research Pty. Ltd. in the United States District Court, Southern District of New York alleging a cause of action for patent infringement of a Novogen patent by products manufactured by NAI. Novogen has agreed to settle the matter for a one-time payment by NAI of $75,000. Final settlement documents are being negotiated.

As of November 4, 2005, other than as set forth above, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark Zimmerman	Exhibit 10.4 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Wise	Exhibit 10.7 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Reaves	Exhibit 10.8 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Timothy E. Belanger	Exhibit 10.9 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.11	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.12	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.13	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company dated October 27, 2003	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.14	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.15	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.16	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.17	Amended and Restated Exclusive License Agreement effective as of February 5, 2003, by and among NAI, Chopra Enterprises, LLC, Deepak Chopra, M.D., and David Simon, M.D.	Exhibit 10.16 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.18	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.19	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.20	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.21	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.22	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.23	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.24	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Filed herewith

21	Subsidiaries of the Company	Exhibit 21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2005

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ John R. Reaves
John R. Reaves, Chief Financial Officer

Mr. Reaves is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.