Form 10-Q
period 2005-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2006-02-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

000-15701

(Commission file number)

NATURAL ALTERNATIVES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State of incorporation)	(IRS Employer Identification No.)

1185 Linda Vista Drive San Marcos, California 92078	(760) 744-7340
(Address of principal executive offices)	(Registrant’s telephone number)

Indicate by check mark whether Natural Alternatives International, Inc. (NAI) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that NAI was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether NAI is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

As of February 14, 2006, 6,573,099 shares of NAI’s common stock were outstanding, net of 61,000 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income, net income per share, profit margins, expenditures, liquidity and other financial items;

•	inventories and the adequacy and intended use of our facilities;

•	the adequacy of reserves and allowances;

•	sources and availability of raw materials;

•	personnel;

•	operations outside the United States;

•	overall industry and market performance;

•	competition;

•	current and future economic and political conditions;

•	development of new products, brands and marketing strategies;

•	distribution channels and product sales and performance;

•	growth, expansion, diversification and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of regulatory, tax and litigation matters;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	our ability to reduce costs and maintain profitability;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part II and elsewhere in this report, as well as in other reports and documents we file with the SEC.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, Natural Alternatives International Europe S.A. (NAIE), Real Health Laboratories, Inc. (RHL) and our other wholly owned subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2005	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,235	$1,916
Accounts receivable - less allowance for doubtful accounts of $304 at December 31, 2005 and $221 at June 30, 2005	6,486	10,834
Inventories, net	14,883	12,987
Deferred income taxes	559	421
Other current assets	1,589	1,012

Total current assets	25,752	27,170

Property and equipment, net	15,885	16,507
Goodwill and purchased intangibles, net	10,976	—
Deferred income taxes	276	276
Other noncurrent assets, net	197	185

Total assets	$53,086	$44,138

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,441	$7,973
Accrued liabilities	2,461	1,923
Accrued compensation and employee benefits	1,145	1,351
Income taxes payable	684	664
Current portion of long-term debt	1,720	861

Total current liabilities	13,451	12,772

Deferred tax liability	1,737	—
Long-term debt, less current portion	5,523	2,979
Deferred rent	1,267	1,264
Long-term pension liability	253	206

Total liabilities	22,231	17,221

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issue and outstanding 6,629,199 at December 31, 2005 and 6,064,467 at June 30, 2005	66	61
Additional paid-in capital	14,600	11,494
Accumulated other comprehensive loss	(183)	(137)
Retained earnings	16,665	15,792
Treasury stock, at cost, 61,000 shares at December 31, 2005 and June 30, 2005	(293)	(293)

Total stockholders’ equity	30,855	26,917

Total liabilities and stockholders’ equity	$53,086	$44,138

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income And Comprehensive Income

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net sales	$19,868	$21,545	$41,601	$44,272
Cost of goods sold	15,678	16,953	33,355	34,362

Gross profit	4,190	4,592	8,246	9,910
Selling, general & administrative expenses	3,347	3,710	6,725	7,634

Income from operations	843	882	1,521	2,276

Other income (expense):
Interest income	16	6	26	10
Interest expense	(83)	(54)	(141)	(105)
Foreign exchange (loss) gain	(23)	168	(2)	166
Other, net	(3)	25	(3)	24

	(93)	145	(120)	95

Income before income taxes	750	1,027	1,401	2,371
Provision for income taxes	289	242	528	734

Net income	$461	$785	$873	$1,637

Unrealized loss resulting from change in fair value of derivative instruments, net of tax	1	75	46	125

Comprehensive income	$460	$710	$827	$1,512

Net income per common share:
Basic	$0.07	$0.13	$0.14	$0.28

Diluted	$0.07	$0.12	$0.13	$0.25

Weighted average common shares outstanding:
Basic	6,185,816	5,928,766	6,099,603	5,928,521
Diluted	6,485,091	6,571,995	6,477,097	6,512,099

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities
Net income	$873	$1,637
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reduction) for uncollectible accounts receivable	(43)	55
Depreciation and amortization	1,469	1,178
Amortization of purchased intangibles	21	—
Deferred income taxes	—	59
Non-cash compensation	26	40
Pension expense, net of contributions	50	21
Loss on disposal of asset	—	17
Changes in operating assets and liabilities (net of effects of business acquisition):
Accounts receivable	4,235	1,272
Inventories, net	(1,108)	(322)
Other assets	(184)	(597)
Accounts payable and accrued liabilities	(1,434)	718
Accrued compensation and employee benefits	(292)	(1,532)

Net cash provided by operating activities	3,613	2,546

Cash flows from investing activities
Capital expenditures	(716)	(5,238)
Repayment of notes receivable	—	13
Net cash paid for business acquisition	(5,617)	—

Net cash used in investing activities	(6,333)	(5,225)

Cash flows from financing activities
Proceeds from long-term debt	3,800	—
Payments on long-term debt	(987)	(402)
Proceeds from issuance of common stock	226	224

Net cash provided by (used in) financing activities	3,039	(178)

Net increase (decrease) in cash and cash equivalents	319	(2,857)
Cash and cash equivalents at beginning of period	1,916	7,495

Cash and cash equivalents at end of period	$2,235	$4,638

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$123	$105

Taxes	$495	$814

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Stock-Based Compensation

We have an equity incentive plan under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also have an employee stock purchase plan. Before July 1, 2005, we accounted for stock-based awards to employees, including shares issued pursuant to the employee stock purchase plan, under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Effective July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized (a) for all stock-based awards granted before, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) for all stock-based awards granted after July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

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

On December 2, 2005, pursuant to our 1999 Omnibus Equity Incentive Plan, our Board of Directors granted options to buy 100,000 shares, in the aggregate, of NAI’s common stock to John Dullea, the President of RHL, at an exercise price of $6.655 per share and with a term of five years. The options vest 34% on December 2, 2006 and an additional 33% on each of December 2, 2007 and December 2, 2008.

The following table illustrates the effect on net income and net income per common share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income - as reported	$461	$785	$873	$1,637
Plus: Reported stock-based compensation	15	20	26	40
Less: Fair value stock-based compensation	(15)	(309)	(26)	(615)

Net income - pro forma	$461	$496	$873	$1,062

Reported basic net income per common share	$0.07	$0.13	$0.14	$0.28

Pro forma basic net income per common share	$0.07	$0.08	$0.14	$0.18

Reported diluted net income per common share	$0.07	$0.12	$0.13	$0.25

Pro forma diluted net income per common share	$0.07	$0.08	$0.13	$0.16

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Numerator
Net income	$461	$785	$873	$1,637

Denominator
Basic weighted average common shares outstanding	6,186	5,929	6,100	5,929
Dilutive effect of stock options	299	643	377	583

Diluted weighted average common shares outstanding	6,485	6,572	6,477	6,512

Basic net income per common share	$0.07	$0.13	$0.14	$0.28

Diluted net income per common share	$0.07	$0.12	$0.13	$0.25

Shares related to stock options of 697,000 for the three months ended December 31, 2005, and 446,000 for the six months ended December 31, 2005, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Shares related to stock options of 15,000 for the three months ended December 31, 2004, and 99,000 for the six months ended December 31, 2004, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

B. Acquisition

On December 5, 2005, we acquired Real Health Laboratories, Inc. (RHL), an integrated direct marketer of branded nutritional supplements and other lifestyle products. RHL, with net sales of $10.0 million for its fiscal year ended October 31, 2005, markets and distributes its own branded nutraceutical products and third party branded nutraceutical products that address major health related matters including general wellness, arthritis support, prostate support and sexual function enhancement for both men and women. RHL’s operations include in-house creative, catalog design, supply chain management and call center and fulfillment activities. We believe the acquisition of RHL marks a significant advance in our strategy to market our own branded products and expand our distribution channels and could provide the following benefits:

•	Additional expertise in direct marketing and retail channels;

•	Existing leading branded products in the Food, Drug and Mass Market (FDM) retail channel;

•	Access to additional direct marketing and mass-market channels for NAI’s existing products and concepts; and

•	Cost savings from integrating certain NAI outsourced activities with RHL’s existing operations and eliminating certain duplicative costs.

The aggregate consideration given to the selling stockholders of RHL by NAI in connection with the acquisition was approximately $8.7 million, consisting of cash in the amount of $5.8 million and the issuance of 510,000 shares of NAI’s authorized but unissued shares of common stock, $0.01 par value per share. Additionally, NAI assumed $590,000 of RHL’s debt, which was repaid at the close of the acquisition, and agreed to pay $35,000 of the legal fees and expenses incurred by RHL and the selling stockholders in connection with the acquisition. At the close of the acquisition, RHL became a wholly owned subsidiary of NAI.

The RHL acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their fair values as of December 5, 2005. The allocation is based on a preliminary valuation using management’s estimates and assumptions and is subject to adjustment as we have not yet finalized our evaluation. The preliminary allocation of the purchase price, including the consideration given to RHL’s selling stockholders and associated transaction costs, was allocated to the assets acquired and liabilities assumed at December 5, 2005, as follows (in thousands):

Current assets	$1,448
Property and equipment	132
Other assets	120
Goodwill	6,787
Intangibles:
Distributor relationships	500
Direct consumer relationships	400
Tradenames	3,300
Non-compete agreements	10

Total assets acquired	12,697

Current liabilities	2,034
Deferred tax liability	1,737

Total liabilities assumed	3,771

Net assets acquired	8,926
Cash acquired	(191)
Debt assumed	590

Purchase price and debt assumed, net of cash acquired	$9,325

Unaudited pro forma consolidated financial information is presented below as if the acquisition of RHL had occurred at the beginning of the periods shown. The pro forma information presented below does not purport to present what actual results would have been had the acquisition in fact occurred at the beginning of such period, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of NAI included in this report, as well as the historical financial information of NAI and RHL included in other reports and documents we file with the SEC. The unaudited pro forma consolidated financial information for the three and six month periods ended December 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net sales	$19,895	$23,823	$44,364	$49,620

Net income (loss)	$(434)	$789	$(101)	$1,561

Basic/diluted net income (loss) per common share	$(0.07)	$0.11	$(0.02)	$0.22

The unaudited pro forma consolidated financial information presented above includes the following adjustments to the combined results for NAI and RHL for the three and six months ended December 31, 2005 and 2004:

•	A decrease in net income in the amount of $63,000 pre-tax or $40,000 after-tax for the three months ended December 31, 2005 and 2004, and $126,000 pre-tax or $80,000 after-tax for the six months ended December 31, 2005 and 2004, to reflect the interest expense relating to the additional $3.8 million term loan acquired to partially fund the cash purchase price of the RHL acquisition;

•	A decrease in net income in the amount of $63,000 pre-tax or $40,000 after-tax for the three months ended December 31, 2005 and 2004, and $126,000 pre-tax or $80,000 after-tax for the six months ended December 31, 2005 and 2004, to reflect the amortization of purchased intangible assets; and

•	Basic/diluted net income (loss) per common share includes the impact of the 510,000 shares of NAI’s common stock issued as part of the consideration for the RHL acquisition.

The unaudited pro forma consolidated financial information presented above does not take into account any benefit that may result from the acquisition of RHL due to synergies that may be derived from the elimination of any duplicative costs, nor has it been adjusted to remove the effect of a one-time reduction of net sales related to a rebate program offered by RHL to introduce a new product and develop the RHL brand. Under the terms of the rebate program, the customers of a major Food, Drug and Mass Market (FDM) retailer were offered a one-time rebate on a certain RHL product purchased during the period September 25, 2005 through October 25, 2005 (Rebate Period), provided the customer submitted a completed rebate form to the FDM retailer postmarked no later than November 5, 2005. In accordance with the SEC Emerging Issues Task Force Abstract (EITF) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, the results of the rebate program were included as a reduction to revenue during the Rebate Period, which resulted in a decrease to net income in the amount of $833,000 pre-tax or $525,000 after tax for the three months ended December 31, 2005, and $1 million pre-tax or $630,000 after tax for the six months ended December 31, 2005.

C. Goodwill and purchased intangibles

Goodwill and other acquisition-related intangibles as of December 31, 2005 were as follows (in thousands):

	Amortization Life in Years	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	N/A	$6,787	$—	$6,787
Distributor relationships	13	500	(3)	497
Direct consumer relationships	9	400	(4)	396
Tradenames	20	3,300	(14)	3,286
Non-compete agreements	2	10	—	10

		$10,997	$(21)	$10,976

The estimated future amortization expense of purchased intangible assets as of December 31, 2005 was as follows (in thousands):

Six months ending June 30, 2006	$126
Fiscal year 2007	252
Fiscal year 2008	249
Fiscal year 2009	247
Fiscal year 2010	247
Thereafter	3,068

$4,189

D. Inventories

Inventories, net consisted of the following (in thousands):

	December 31, 2005	June 30, 2005
Raw materials	$9,558	$8,068
Work in progress	2,887	3,230
Finished goods	2,438	1,689

	$14,883	$12,987

E. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	December 31, 2005	June 30, 2005
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,721	2,713
Machinery and equipment	3 – 12	18,872	18,470
Office equipment and furniture	3 – 5	3,609	3,280
Vehicles	3	204	204
Leasehold improvements	1 –15	9,424	9,244

Total property and equipment		35,223	34,304
Less: accumulated depreciation and amortization		(19,338)	(17,797)

Property and equipment, net		$15,885	$16,507

F. Debt

As of December 1, 2005, we amended our credit facility to extend the maturity date of our working capital line of credit and modify certain financial covenants. The amendments included (i) an increase in our ratio of total liabilities/tangible net worth covenant from 1.0/1.0 to 1.25/1.0 through June 2007 (the ratio returns to 1.0/1.0, thereafter); (ii) a limit on capital expenditures of $5,500,000 for fiscal years 2006 and 2007; (iii) an extension of the maturity date for the working capital line of credit from November 2006 to November 2007; (iv) an increase in our ability to incur additional aggregate annual operating lease expenses from $100,000 to $500,000 without prior approval from the lender; (v) an increase in our ability to create specific indebtedness other than with our current lender from $0 to $1,000,000; and (vi) replacement of the EBITDA coverage ratio with a fixed charge coverage ratio (aggregate of net profit after taxes, depreciation and amortization expenses and net contributions/aggregate current maturity of long-term debt and capitalized lease payments) not less than 1.25/1.0 as of each fiscal quarter end.

On December 5, 2005, to fund, in part, the cash purchase price of the RHL acquisition, we obtained an additional $3.8 million term loan, which increased our bank credit facility to a total of $15.8 million, comprised of an $8.0 million working capital line of credit and $7.8 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of

Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and the $3.8 million four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $131,000 plus interest. As of December 31, 2005, the amount outstanding on the term loans was $6.7 million and we did not have an outstanding balance on the working capital line of credit. As of December 31, 2005, we had $7.7 million available under the line of credit, net of a $270,000 outstanding letter of credit issued to our landlord.

As of December 31, 2005 we were not in compliance with our tangible net worth financial covenant under our credit facility, which our lender has agreed to waive at December 31, 2005. Tangible net worth is defined in our credit facility as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets and must be greater than $20 million. As of December 31, 2005 our tangible net worth as defined in the credit facility was $19.9 million.

Additionally, we have a term loan agreement for $1.1 million, secured by our San Marcos building, at an annual interest rate of 8.25%. The loan is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of December 31, 2005, the amount outstanding on the term loan was $561,000.

The composite interest rate on all of our outstanding debt was 6.36% at December 31, 2005, and 4.58% at December 31, 2004.

G. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan that provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 20, 1999, our Board of Directors amended the plan to freeze the accrued benefit of each plan member at its then current amount and to no longer allow inactive plan members or other employees to become active members of the plan. We contribute an amount not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 nor more than the maximum tax-deductible amount.

The components included in the net periodic benefit for the periods ended December 31 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Interest cost	$20	$17	$40	$34
Expected return on plan assets	(23)	(18)	(46)	(36)

Net periodic benefit	$(3)	$(1)	$(6)	$(2)

H. Economic Dependency

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2005		2004		2005		2004
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$8,826	44%	$9,681	45%	$19,158	46%	$17,954	41%
Customer 2	6,323	32	6,746	31	13,918	34	15,834	36

	$15,149	76%	$16,427	76%	$33,076	80%	$33,788	77%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,							Six Months Ended December 31,
	2005			2004				2005			2004
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier			% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier			% of Total Raw Material Purchases
Supplier 1	$1,291		18%	$	(a	)	(a )	$3,510		23%	$	(a	)	(a )
Supplier 2	1,582		22		874		11%	2,613		17		2,041		10%
Supplier 3	(a	)	(a )		1,968		24	(a	)	(a )		6,156		30

	$2,873		40%		$2,842		35%	$6,123		40%		$8,197		40%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

I. Segment Information

Following the acquisition of RHL on December 5, 2005, our business consists of two segments: NAI, which primarily provides private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products; and RHL, which markets and distributes branded nutritional supplements and other lifestyle products. Our operating results by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
NAI	$19,369	$21,545	$41,102	$44,272
RHL	499	—	499	—

Total Net Sales	$19,868	$21,545	$41,601	$44,272

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
NAI	$768	$882	$1,446	$2,276
RHL	75	—	75	—

Total Income from Operations	$843	$882	$1,521	$2,276

NAI’s products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. NAI’s primary market outside the United States is Europe. RHL’s products are only sold in the United States.

Net sales by geographic region, based upon the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
United States	$14,747	$16,779	$31,746	$32,830
Markets Outside the United States	5,121	4,766	9,855	11,442

Total Net Sales	$19,868	$21,545	$41,601	$44,272

Products manufactured by NAIE accounted for 47% of net sales in markets outside the United States for the three months ended December 31, 2005 and 55% for the three months ended December 31, 2004. NAIE accounted for 48% of net sales in markets outside the United States for the six months ended December 31, 2005 and 48% for the six months ended December 31, 2004.

No products manufactured by NAIE were sold in the United States during the six months ended December 31, 2005 and 2004.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follow (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Six Months Ended
	December 31, 2005	June 30, 2005	December 31, 2005	June 30, 2005	December 31, 2005	December 31, 2004
United States	$27,510	$17,144	$48,999	$40,470	$581	$5,191
Europe	1,042	1,053	4,087	3,668	135	47

	$28,552	$18,197	$53,086	$44,138	$716	$5,238

J. Contingencies

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

On February 10, 2005, a complaint was filed against NAI on behalf of Novogen Research Pty. Ltd. in the United States District Court, Southern District of New York alleging a cause of action for patent infringement of a Novogen patent by products manufactured by NAI. Novogen had agreed to settle the matter for a one-time payment by NAI of $75,000 but certain terms of the settlement continue to be negotiated and there can be no assurance that this matter will be resolved in an out-of-court settlement.

As of February 14, 2006, other than as set forth above, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2005. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the information included in our 2005 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

Private label contract manufacturing net sales decreased 8% from the comparable year to date period last year. An increase in net sales from our largest customer was offset by a reduction in net sales from our second largest customer. Net sales to our two largest customers as a percentage of total net sales increased to 80% from 77% in the comparable year to date period last year.

A cornerstone of our strategy is to generate long-term growth and diversification of our net sales. During fiscal 2006 we have focused and expect to continue to focus on the following initiatives:

•	Leveraging our new facility and TGA recertification to:

•	Increase the value of the goods and services we provide to our highly valued customers; and

•	Assist us in developing relationships with additional quality oriented customers;

•	Implementing focused initiatives to market our own branded products through new distribution channels;

•	Identifying and evaluating acquisition opportunities that could increase product lines and expand distribution channels.

We believe our efforts to generate long-term growth and diversification of our net sales are beginning to be rewarded based on the following accomplishments:

•	Obtained two new contract manufacturing customers; and

•	Acquisition of Real Health Laboratories, Inc. (RHL), an integrated direct marketer of branded nutritional supplements and other lifestyle products.

We have established relationships with two new customers who are leaders in the direct sales marketing channel. We have received purchase orders from these new customers, totaling $11.1 million, which we expect to fill during the last six months of our fiscal year ending June 30, 2006. We remain optimistic our relationships with these new customers will continue though there can be no assurance of future sales.

On December 5, 2005, we completed the acquisition of RHL, which primarily markets branded nutritional supplements and other lifestyle products through the following channels:

•	Wholesale distribution of RHL branded products to Food, Drug and Mass Market (FDM) retailers; and

•	As We Change (“AWC”), a lifestyle catalog geared towards women between the ages of 45 and 65.

RHL’s operations include in-house creative, catalog design, supply chain management and call center and fulfillment activities. RHL’s branded nutritional supplements address major health related matters including general wellness, arthritis support, prostate support and sexual function enhancement for both men and women.

We believe the acquisition of RHL marks a significant advance in our strategy to market our own branded products and expand our distribution channels and could provide the following benefits:

•	Additional expertise in direct marketing and retail channels;

•	Existing leading branded products in the FDM retail channel;

•	Access to additional direct marketing and mass-market channels for NAI’s existing products and concepts; and

•	Cost savings from integrating certain NAI outsourced activities with RHL’s existing operations and eliminating certain duplicative costs.

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

Our critical accounting policies are discussed under Item 7 of our 2005 Annual Report. There have been no significant changes to these policies during the six months ended December 31, 2005, except for our policies described below as a result of the acquisition of RHL on December 5, 2005.

Goodwill and Intangible Asset Valuation

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization. Determining the fair values and useful lives of intangible assets requires the use of estimates and the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method and relief-from-royalty method. These methods require significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

We are required to assess goodwill impairment annually using the methodology prescribed by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on an annual basis or more frequently if we believe indicators of impairment exist. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Revenue Recognition

We have expanded our revenue recognition accounting policies to account for payments made to RHL’s customers in accordance with EITF No. 01-09 and sales transactions where the buyer has the right to return the product in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48).

EITF No. 01-09 states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. RHL has various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of EITF No. 01-09 are recorded as sales and marketing expense.

SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. Revenue is recognized upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon delivery and an allowance is recorded for the estimated future returns.

Results of Operations

The results of our operations for the periods ended December 31 were as follows (in thousands, except per share amounts):

	Three Months Ended December 31,			Six Months Ended December 31,
	2005	2004	% Change	2005	2004	% Change
Private label contract manufacturing	$17,363	$19,580	(11)%	$37,070	$40,176	(8)%
Direct-to-consumer marketing program	2,006	1,965	2	4,032	4,096	(2)
RHL	499	—	n/a	499	—	n/a

Total net sales	19,868	21,545	(8)	41,601	44,272	(6)
Cost of goods sold	15,678	16,953	(8)	33,355	34,362	(3)

Gross profit	4,190	4,592	(9)	8,246	9,910	(17)
Gross profit %	21.1%	21.3%		19.8%	22.4%
Selling, general & administrative expenses	3,347	3,710	(10)	6,725	7,634	(12)
% of net sales	16.8%	17.2%		16.2%	17.2%
Other income (expense), net	(93)	145	(164)	(120)	95	(226)

Income before taxes	750	1,027	(27)	1,401	2,371	(41)
% of net sales	3.8%	4.8%		3.4%	5.4%
Net income	$461	$785	(41)	$873	$1,637	(47)

% of net sales	2.3%	3.6%		2.1%	3.7%
Diluted net income per common share	$0.07	$0.12	(42)%	$0.13	$0.25	(48)%

The percentage decrease in private label contract manufacturing net sales over the comparable periods last year was attributed to the following:

	Three Months Ended		Six Months Ended
NSA International, Inc. net sales growth (reduction)	(3	)%(1)	3	%(2)
Mannatech, Incorporated net sales reduction	(2	)(3)	(5	)(3)
Discontinuation of two customer relationships	(4	)(4)	(4	)(4)
Impact of foreign exchange rates	(1)		—
Other customers net sales reduction	(1)		(2)

Total	(11)%		(8)%

(1)	Resulted primarily from lower average prices per unit, which reduced our net sales growth by five percentage points, partially offset by higher volumes of established products in existing markets, which contributed two percentage points of the net sales growth.

(2)	Resulted primarily from higher volumes of established products in existing markets, which contributed six percentage points of the net sales growth, partially offset by lower average prices per unit, which reduced our net sales growth by three percentage points.

(3)	Resulted primarily from changes in volumes of established products in existing markets, which contributed two percentage points of our net sales growth over the comparable quarter and attributed one percentage point of our net sales reduction from the comparable year to date period last year, and a shift in sales mix to lower priced products, which resulted in five percentage points of the decrease over the comparable quarter and comparable year to date period last year, partially offset by the introduction of existing products into new markets, which contributed one percentage point over the comparable quarter and comparable year to date period last year.

(4)	We discontinued relationships with two of our customers in March 2005 due to the disproportionate risks related to inventory levels and accounts receivable required to continue serving these customers.

Gross profit margin remained consistent with the comparable quarter and decreased 2.6 percentage points from the comparable year to date period last year. The change in gross profit margin was primarily due to the following:

	Three Months Ended	Six Month Ended
Shift in sales mix (1)	2.2%	1.1%
Incremental overhead expenses (2)	(4.0)	(2.9)
Change in inventory reserves	0.9	(0.4)
Incremental direct and indirect labor (3)	(0.4)	(0.9)
RHL operations	1.1	0.5

Total	(0.2)%	(2.6)%

(1)	The shift in sales mix resulted from selling lower volumes of established powder products to one of our largest customers. Powder products typically include higher material cost as a percentage of selling price compared to capsule or tablet products, resulting in lower gross profit margins.

(2)	Overhead expenses as a percentage of net sales increased four percentage points, or $506,000, from the comparable quarter and 2.9 percentage points, or $778,000, from the comparable year to date period last year primarily due to:

•	Incremental outsourced lab testing of $54,000 over the comparable quarter and $126,000 over the comparable year to date period last year as a result of increased testing for compliance with certain countries’ regulatory requirements;

•	Incremental expenses related to our facility expansion in Vista, California as follows:

•	Rent and facility related expenses of $36,000 over the comparable quarter and $116,000 over the comparable year to date period last year; and

•	Depreciation and amortization of $243,000 over the comparable quarter and $368,000 over the comparable year to date period last year;

•	Incremental rent expense of $72,000 over the comparable quarter and year to date periods last year related to our facility expansion in Lugano, Switzerland; and

•	Incremental freight and shipping costs of $80,000 over the comparable quarter and $139,000 over the comparable year to date period last year.

(3)	Direct and indirect labor increased as a percentage of net sales primarily due to producing higher volumes of products with a lower average price per unit. This was partially offset by the termination of our second shift operation in late October 2005, net of employee separation costs.

Selling, general and administrative expenses decreased $363,000, or 10%, from the comparable quarter and $909,000, or 12% from the comparable year to date period last year primarily due to the following:

•	Reduced personnel costs of $117,000 from the comparable quarter and $323,000 from the comparable year to date period last year primarily due to the termination of regulatory compliance and product formulation personnel in June 2005, including our former Vice President of Science & Technology;

•	Reduced clinical study costs of $180,000 from the comparable quarter and $336,000 from the comparable year to date period last year due to lowering our level of participation in clinical studies;

•	Reduced Sarbanes-Oxley compliance costs of $95,000 from the comparable quarter and $210,000 from the comparable year to date period last year;

•	Reduced regulatory costs of $392,000 associated with certification requirements to improve service to our customers selling products in international markets from the comparable quarter and year to date periods last year;

•	Incremental litigation expense of $84,000 over the comparable year to date period last year for legal fees and settlement costs associated with the Novogen claim;

•	Reduction of $201,000 in incentive compensation in the second quarter of fiscal 2005;

•	Incremental direct-to-consumer marketing brand development spending of $101,000 over the comparable quarter and $152,000 over the comparable year to date period last year primarily for the launch on a test basis of a new direct mail campaign featuring Dr. Richard Linchitz, a nationally recognized physician, and TheraflexTM, one of our proprietary formulas. We plan to continue testing this direct mail campaign in the third quarter; and

•	Additional expenses for RHL’s selling, general and administrative expenses of $249,000 for the three and six months ended December 31, 2005.

Other income (expense), net decreased $238,000 from the comparable quarter and $215,000 from the comparable year to date period last year primarily due to the following:

•	A decrease in foreign exchange gain (loss) of $191,000 from the comparable quarter and $168,000 from the comparable year to date period last year due to the weakening of the Euro and the related impact on the translation of Euro denominated cash and receivables; and

•	An increase in interest expense of $29,000 over the comparable quarter and $36,000 over the comparable year to date period last year primarily due to the additional $3.8 million term loan obtained in December 2005 to partially fund the RHL acquisition and an increase in our weighted average interest rate on our variable rate debt.

Our effective tax rate for the six months ended December 31, 2005 increased to 37.7% from 31.0% in the comparable year to date period last year primarily due to the expiration of NAIE’s Swiss federal and cantonal income tax holiday that ended on June 30, 2005. Under the tax holiday, NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes was approximately 5% compared to our current effective rate of approximately 23%.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $3.6 million in the six months ended December 31, 2005, compared to $2.5 million in the comparable year to date period last year. Our operating cash flow during the six months ended December 31, 2005 was impacted by the following:

•	Net income of $873,000;

•	Reduction of accounts receivable of $4.2 million; and

•	Incremental inventory of $1.1 million.

Cash provided by operating activities for the six months ended December 31, 2004 included payments of $1.6 million under the NAI Management Incentive Plan.

Cash used in investing activities in the six months ended December 31, 2005 included $5.6 million of net cash used in the acquisition of RHL. The reconciliation of RHL net assets acquired to net cash used in the acquisition at December 5, 2005, is as follows (in thousands):

RHL net assets acquired	$8,926
NAI stock consideration	(2,859)
Transaction costs	(259)
RHL cash acquired	(191)

Total	$5,617

Approximately $555,000 of our operating cash flow was generated by NAIE during the six months ended December 31, 2005. As of December 31, 2005, NAIE’s undistributed retained earnings are considered indefinitely reinvested.

Our consolidated debt increased to $7.2 million at December 31, 2005 from $3.8 million at June 30, 2005 primarily due to the additional $3.8 million term loan obtained from our credit facility to fund, in part, the cash purchase price of the RHL acquisition, partially offset by monthly payments on our long term debt.

As of December 1, 2005, we amended our credit facility to extend the maturity date of our working capital line of credit and modify certain financial covenants. The amendments included (i) an increase in our ratio of total liabilities/tangible net worth covenant from 1.0/1.0 to 1.25/1.0 through June 2007 (the ratio returns to 1.0/1.0 thereafter); (ii) a limit on capital expenditures of $5,500,000 for fiscal years 2006 and 2007; (iii) an extension of the maturity date for the working capital line of credit from November 2006 to November 2007; (iv) an increase in our ability to incur additional aggregate annual operating lease expenses from $100,000 to $500,000 without prior approval from the lender; (v) an increase in our ability to create specific indebtedness other than with our current lender from $0 to $1,000,000; and (vi) replacement of the EBITDA coverage ratio with a fixed charge coverage ratio (aggregate of net profit after taxes, depreciation and amortization expenses and net contributions/aggregate current maturity of long-term debt and capitalized lease payments) not less than 1.25/1.0 as of each fiscal quarter end.

On December 5, 2005, to fund, in part the cash purchase price of the RHL acquisition, we obtained the additional $3.8 million term loan, which increased our bank credit facility to a total of $15.8 million, comprised of an $8.0 million working capital line of credit and $7.8 million in term loans. The working capital line of credit, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and the $3.8 million four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $131,000 plus interest. As of December 31, 2005, the amount outstanding on the term loans was $6.7 million and we did not have an outstanding balance on the working capital line of credit. As of December 31, 2005, we had $7.7 million available under the line of credit, net of a $270,000 outstanding letter of credit issued to our landlord.

As of December 31, 2005 we were not in compliance with our tangible net worth financial covenant under our credit facility, which our lender has agreed to waive at December 31, 2005. Tangible net worth is defined in our credit facility as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets and must be greater than $20 million. As of December 31, 2005 our tangible net worth as defined in the credit facility was $19.9 million.

Additionally, we have a term loan agreement for $1.1 million, secured by our San Marcos building, at an annual interest rate of 8.25%. The loan is due in June 2011 and provides for principal and interest payable in monthly installments of $10,800. As of December 31, 2005, the amount outstanding on the term loan was $561,000.

On May 13, 2005, we purchased seven option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The seven options expired monthly beginning June 2005 and ending December 2005. The option contracts had a notional amount of $4.2 million, a weighted average strike price of $1.19, and a purchase price of $21,000. The risk of loss associated with the options was limited to the purchase price paid for the option contracts. As of December 31, 2005, we had exercised one of the options and six of the options had expired.

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

On October 5, 2005, we purchased an option contract to protect against the foreign currency translation risk inherent in our Euro denominated working capital components. The option contract, which expires on June 30, 2006, had a notional amount of $1.2 million, a strike price of $1.19, and a purchase price of $29,000. The risk of loss associated with the option is limited to the purchase price paid for the option contract.

There are no other derivative financial instruments at December 31, 2005.

As of December 31, 2005, we had $2.2 million in cash and cash equivalents. We plan on funding our current working capital needs, capital expenditures and debt payments using available cash, cash flow from operations and our credit facility.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed under Item 7 of our 2005 Annual Report. As of December 31, 2005, other than the pronouncements discussed in our 2005 Annual Report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

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

Interest Rates

At December 31, 2005, we had fixed rate debt of $561,000 and variable rate debt of approximately $6.7 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of December 31, 2005, the weighted average effective interest rate on our variable rate debt was 6.12%. An immediate one hundred basis point (1.0%) increase in the interest rate on our variable rate debt, holding other variables constant, would have increased our interest expense by $19,000 for the six months ended December 31, 2005. Interest rates have been at or near historic lows in recent years. There can be no guarantee that interest rates will not rise. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

On May 13, 2005, we purchased seven option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The seven options expired monthly beginning June 2005 and ending December 2005. The option contracts had a notional amount of $4.2 million, a weighted average strike price of $1.19, and a purchase price of $21,000. The risk of loss associated with the options was limited to the purchase price paid for the option contracts. As of December 31, 2005, we had exercised one of the options and six of the options had expired.

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

On October 5, 2005, we purchased an option contract to protect against the foreign currency translation risk inherent in our Euro denominated working capital components. The option contract, which expires on June 30, 2006, had a notional amount of $1.2 million, a strike price of $1.19, and a purchase price of $29,000. The risk of loss associated with the option is limited to the purchase price paid for the option contract.

On December 31, 2005, the Swiss Franc closed at 1.32 to 1.00 United States dollar and the Euro closed at 0.84 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the six months ended December 31, 2005 by $122,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended December 31, 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

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

On February 10, 2005, a complaint was filed against NAI on behalf of Novogen Research Pty. Ltd. in the United States District Court, Southern District of New York alleging a cause of action for patent infringement of a Novogen patent by products manufactured by NAI. Novogen had agreed to settle the matter for a one-time payment by NAI of $75,000 but certain terms of the settlement continue to be negotiated and there can be no assurance that this matter will be resolved in an out-of-court settlement.

As of February 14, 2006, other than as set forth above, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 1A.	RISK FACTORS

On December 5, 2005, we acquired RHL and may, in the future, pursue acquisitions of other companies that, if not successful, could adversely affect our business, financial condition and results of operations.

On December 5, 2005, we completed our acquisition of RHL, an integrated direct marketer of nutritional supplements and other lifestyle products. RHL’s business is subject to all of the operational risks that normally arise for a direct marketing company, including those related to competition, profitability, economic conditions, suppliers, customers, adverse publicity, product liability claims and other litigation, regulation, personnel, and intellectual property rights.

In the future, we may pursue additional acquisitions of other companies as part of our strategy focused on long-term growth and diversification of net sales and our customer base. Acquisitions, including the RHL acquisition, involve numerous risks, including:

•	potential difficulties related to integrating the products, personnel and operations of the acquired company;

•	failure to operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices;

•	diverting management’s attention from the normal daily operations of the business;

•	entering markets in which we have no or limited prior direct experience and where competitors in such markets have stronger market positions;

•	potential loss of key employees of the acquired company;

•	potential inability to achieve cost savings and other potential benefits expected from the acquisition; and

•	an uncertain sales and earnings stream from the acquired company.

There can be no assurance that our acquisition of RHL or other acquisitions that we may pursue will be successful. If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company’s employees, products or operations successfully, our business, financial position or results of operations could be adversely affected.

In addition to the risk factor above, you should carefully consider the other risks described under Item 7 of our 2005 Annual Report, as well as the other information in our 2005 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 5, 2005, as part of the consideration payable to the selling stockholders of RHL in connection with the acquisition by NAI of all of the issued and outstanding shares of common stock, no par value, of RHL, NAI issued to the selling stockholders 510,000 shares, in the aggregate, of NAI’s authorized but unissued shares of common stock, $0.01 par value per share, under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Each selling stockholder represented to NAI that he or it was an “accredited investor” as such term is defined under such Regulation D.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on December 2, 2005. The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of one Class III director to serve until the next annual meeting of stockholders held to elect Class III directors and until his successor is elected and qualified:
Alan J. Lane	5,485,089	70,777	—	—	—
Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2006	5,546,158	—	6,708	3,000	—

In accordance with the terms set forth in the proxy statement related to the solicitation of proxies for use at the annual meeting, an abstention from voting was used for the purpose of establishing a quorum, and was considered a vote “against” a proposal. A broker non-vote was also used for the purpose of establishing a quorum, but was not otherwise counted in the voting process. The named director and the above matter were each approved by the stockholders at the annual meeting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark Zimmerman	Exhibit 10.4 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Wise	Exhibit 10.7 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Reaves	Exhibit 10.8 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Timothy E. Belanger	Exhibit 10.9 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.11	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.12	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.13	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.14	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.15	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.16	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.17	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.18	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.19	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.20	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.21	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.22	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.23	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.24	Stock Purchase Agreement effective as of December 5, 2005, by and among NAI and William H. Bunten II and/or Elizabeth W. Bunten, as the trustees of The Bunten Family Trust dated April 14, 2001, John F. Dullea and Carolyn A. Dullea, as the trustees of The John F. and Carolyn A. Dullea Trust dated June 20, 2001, Lincoln Fish, and Michael L. Irwin, as trustee of The Michael L. Irwin Trust u/t/a June 25, 1991	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.25	Form of Lock-Up Agreement effective as of December 5, 2005 entered into between NAI and each Selling Stockholder	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.26	Employment Agreement effective as of December 5, 2005, by and between RHL and John F. Dullea	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.27	Lease of RHL Facilities in San Diego, California between RHL and Lessor dated February 5, 2003	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.28	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.29	Patent License Agreement by and between Unither Pharma, Inc. and RHL dated May 1, 2002	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.30	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Filed herewith

10.31	Revolving Line of Credit Note (as revised) made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $8,000,000	Filed herewith

10.32	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Filed herewith

10.33	Letter amendment to Lease of RHL Facilities in San Diego, California between RHL and Lessor dated January 10, 2006	Filed herewith

10.34	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Filed herewith

10.35	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2006

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ John R. Reaves
John R. Reaves, Chief Financial Officer

Mr. Reaves is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.