Form 10-Q
period 2006-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2006-05-09
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

As of May 9, 2006, 6,574,749 shares of NAI’s common stock were outstanding, net of 61,000 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income, net income per share, profit margins, expenditures, liquidity and other financial items;

•	inventories and the adequacy and intended use of our facilities;

•	the adequacy of reserves and allowances;

•	sources, availability and cost of raw materials;

•	personnel;

•	operations outside the United States;

•	overall industry and market performance;

•	competition;

•	current and future economic and political conditions;

•	development of new products, brands and marketing strategies;

•	distribution channels, product sales and performance and timing of the product shipments;

•	growth, expansion, diversification and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	the outcome of regulatory, tax and litigation matters;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	our ability to reduce costs and maintain profitability;

•	the impact of accounting pronouncements;

•	management’s goals and plans for future operations; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2006	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,566	$1,916
Accounts receivable - less allowance for doubtful accounts of $306 at March 31, 2006 and $221 at June 30, 2005	6,420	10,834
Inventories, net	23,484	12,987
Deferred income taxes	559	421
Other current assets	2,156	1,012

Total current assets	34,185	27,170

Property and equipment, net	15,664	16,507
Goodwill and purchased intangibles, net	11,446	—
Deferred income taxes	276	276
Other noncurrent assets, net	194	185

Total assets	$61,765	$44,138

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,614	$7,973
Accrued liabilities	2,457	1,923
Accrued compensation and employee benefits	1,165	1,351
Line of credit	4,082	—
Income taxes payable	410	664
Current portion of long-term debt	1,743	861

Total current liabilities	21,471	12,772

Deferred tax liability	1,737	—
Long-term debt, less current portion	5,095	2,979
Deferred rent	1,269	1,264
Long-term pension liability	283	206

Total liabilities	29,855	17,221

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 20,000,000 shares authorized; issued and outstanding 6,635,749 at March 31, 2006 and 6,064,467 at June 30, 2005	66	61
Additional paid-in capital	15,071	11,494
Accumulated other comprehensive loss	(220)	(137)
Retained earnings	17,286	15,792
Treasury stock, at cost, 61,000 shares at March 31, 2006 and June 30, 2005	(293)	(293)

Total stockholders’ equity	31,910	26,917

Total liabilities and stockholders’ equity	$61,765	$44,138

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income And Comprehensive Income

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net sales	$23,284	$22,490	$64,885	$66,762
Cost of goods sold	17,285	18,277	50,640	52,639

Gross profit	5,999	4,213	14,245	14,123
Selling, general & administrative expenses	4,852	3,538	11,577	11,172

Income from operations	1,147	675	2,668	2,951

Other income (expense):
Interest income	1	5	27	15
Interest expense	(159)	(86)	(300)	(191)
Foreign exchange loss	(8)	(188)	(10)	(22)
Other, net	(4)	(8)	(7)	16

	(170)	(277)	(290)	(182)

Income before income taxes	977	398	2,378	2,769
Provision for income taxes	356	121	884	855

Net income	$621	$277	$1,494	$1,914

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	(37)	84	(83)	(41)

Comprehensive income	$584	$361	$1,411	$1,873

Net income per common share:
Basic	$0.09	$0.05	$0.24	$0.32

Diluted	$0.09	$0.04	$0.22	$0.30

Weighted average common shares outstanding:
Basic	6,571,924	5,957,923	6,257,043	5,938,322
Diluted	7,005,954	6,420,671	6,653,383	6,481,623

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$1,494	$1,914
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (reduction) for uncollectible accounts receivable	(178)	89
Depreciation and amortization	2,237	1,753
Amortization of purchased intangibles	84	—
Deferred income taxes	—	59
Non-cash compensation	57	60
Pension expense, net of contributions	77	56
Loss on disposal of asset	—	20
Changes in operating assets and liabilities (net of effects of business acquisition):
Accounts receivable	4,299	134
Inventories, net	(9,709)	(913)
Other assets	(785)	(816)
Accounts payable and accrued liabilities	2,466	1,194
Accrued compensation and employee benefits	(272)	(1,689)

Net cash provided by (used in) operating activities	(230)	1,861

Cash flows from investing activities
Capital expenditures	(1,263)	(6,785)
Repayment of notes receivable	—	13
Net cash paid for business acquisition	(5,617)	—

Net cash used in investing activities	(6,880)	(6,772)

Cash flows from financing activities
Net borrowings on line of credit	4,082	1,222
Proceeds from long-term debt	3,800	—
Payments on long-term debt	(1,392)	(603)
Proceeds from issuance of common stock	270	289

Net cash provided by financing activities	6,760	908

Net decrease in cash and cash equivalents	(350)	(4,003)
Cash and cash equivalents at beginning of period	1,916	7,495

Cash and cash equivalents at end of period	$1,566	$3,492

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$278	$191

Taxes	$1,124	$841

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The following table illustrates the effect on net income and net income per common share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income - as reported	$621	$277	$1,494	$1,914
Plus: Reported stock-based compensation	31	20	57	60
Less: Fair value stock-based compensation	(31)	(316)	(57)	(927)

Net income (loss) - pro forma	$621	$(19)	$1,494	$1,047

Reported basic net income per common share	$0.09	$0.05	$0.24	$0.32

Pro forma basic net income per common share	$0.09	$—	$0.24	$0.18

Reported diluted net income per common share	$0.09	$0.04	$0.22	$0.30

Pro forma diluted net income per common share	$0.09	$—	$0.22	$0.16

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Numerator
Net income	$621	$277	$1,494	$1,914

Denominator
Basic weighted average common shares outstanding	6,572	5,958	6,257	5,938
Dilutive effect of stock options	434	463	396	544

Diluted weighted average common shares outstanding	7,006	6,421	6,653	6,482

Basic net income per common share	$0.09	$0.05	$0.24	$0.32

Diluted net income per common share	$0.09	$0.04	$0.22	$0.30

Shares related to stock options of 230,000 for the three months ended March 31, 2006, and 374,000 for the nine months ended March 31, 2006, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

Current assets	$1,311
Property and equipment	132
Other assets	120
Goodwill	7,320
Intangibles:
Distributor relationships	500
Direct consumer relationships	400
Tradenames	3,300
Non-compete agreements	10

Total assets acquired	13,093

Current liabilities	2,034
Deferred tax liability	1,737

Total liabilities assumed	3,771

Net assets acquired	9,322
Cash acquired	(191)
Debt assumed	590

Purchase price and debt assumed, net of cash acquired	$9,721

Unaudited pro forma consolidated financial information is presented below as if the acquisition of RHL had occurred at the beginning of the periods shown. The pro forma information presented below does not purport to present what actual results would have been if the acquisition occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of NAI included in this report, as well as the historical financial information of NAI and RHL included in other reports and documents we file with the SEC. The unaudited pro forma consolidated financial information for the three and nine month periods ended March 31, 2006 and 2005 is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Net sales	$23,284	$25,063	$67,647	$74,683

Net income	$621	$96	$517	$1,661

Diluted net income per common share	$0.09	$0.01	$0.07	$0.24

The unaudited pro forma consolidated financial information presented above includes the following adjustments to the combined results for NAI and RHL for the three and nine months ended March 31, 2006 and 2005:

•	A decrease in net income in the amount of $63,000 pre-tax or $40,000 after-tax for the three months ended March 31, 2005, $126,000 pre-tax or $80,000 after-tax for the nine months ended March 31, 2006, and $185,000 pre-tax or $117,000 after-tax for the nine months ended March 31, 2005, to reflect the interest expense relating to the additional $3.8 million term loan acquired to partially fund the cash purchase price of the RHL acquisition;

•	A decrease in net income in the amount of $63,000 pre-tax or $40,000 after-tax for the three months ended March 31, 2005, $126,000 pre-tax or $80,000 after-tax for the nine months ended March 31, 2006, and $189,000 pre-tax or $119,000 after-tax for the nine months ended March 31, 2005, to reflect the amortization of purchased intangible assets; and

•	Diluted net income per common share includes the impact of the 510,000 shares of NAI’s common stock issued as part of the consideration for the RHL acquisition.

The unaudited pro forma consolidated financial information presented above does not take into account any benefit that may result from the acquisition of RHL due to synergies that may be derived from the elimination of any duplicative costs, nor has it been adjusted to remove the effect of a one-time reduction of net sales related to a rebate program offered by RHL to introduce a new product and develop the RHL brand. Under the terms of the rebate program, the customers of a major Food, Drug and Mass Market (FDM) retailer were offered a one-time rebate on a certain RHL product purchased during the period September 25, 2005 through October 25, 2005 (Rebate Period), provided the customer submitted a completed rebate form to the FDM retailer postmarked no later than November 5, 2005. In accordance with the FASB Emerging Issues Task Force Abstract (EITF) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” the results of the rebate program were included as a reduction to revenue during the Rebate Period, which resulted in a decrease to net income in the amount of $1 million pre-tax or $630,000 after tax for the nine months ended March 31, 2006.

C. Goodwill and purchased intangibles

Goodwill and other acquisition-related intangibles as of March 31, 2006 were as follows (in thousands):

	Amortization Life in Years	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	N/A	$7,320	$—	$7,320
Distributor relationships	13	500	(13)	487
Direct consumer relationships	9	400	(15)	385
Tradenames	20	3,300	(55)	3,245
Non-compete agreements	2	10	(1)	9

		$11,530	$(84)	$11,446

The estimated future amortization expense of purchased intangible assets as of March 31, 2006 was as follows (in thousands):

Three months ending June 30, 2006	$63
Fiscal year 2007	252
Fiscal year 2008	249
Fiscal year 2009	247
Fiscal year 2010	247
Thereafter	3,068

$4,126

D. Inventories

Inventories, net consisted of the following (in thousands):

	March 31, 2006	June 30, 2005
Raw materials	$12,409	$8,068
Work in progress	7,728	3,230
Finished goods	3,347	1,689

	$23,484	$12,987

E. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	March 31, 2006	June 30, 2005
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,721	2,713
Machinery and equipment	3 – 12	19,270	18,470
Office equipment and furniture	3 – 5	3,665	3,280
Vehicles	3	204	204
Leasehold improvements	1 – 15	9,517	9,244

Total property and equipment		35,770	34,304
Less: accumulated depreciation and amortization		(20,106)	(17,797)

Property and equipment, net		$15,664	$16,507

F. Debt

We amended our credit facility on December 1, 2005 and again on March 29, 2006 to increase our working capital line of credit from $8.0 million to $12.0 million, extend the maturity date from November 2006 to November 2007 and modify certain financial covenants.

We obtained an additional $3.8 million term loan on December 5, 2005, to fund, in part, the cash purchase price of the RHL acquisition, and an additional $2.5 million loan commitment on March 29, 2006, to fund, in part, raw material purchases and other matters in connection with the fulfillment of orders from one of our new private label contract manufacturing customers.

As a result of the amendments and additional term loan and loan commitment, our bank credit facility increased to a total of $23.4 million, comprised of a $12.0 million working capital line of credit, $2.5 million loan commitment and $8.9 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The loan commitment bears interest at a rate equal to the Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and will be due and payable in full on May 31, 2006. The term loans consist of a $1.1 million fifteen year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and the $3.8 million four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $138,000 plus interest.

As of March 31, 2006, the amount outstanding on the working capital line of credit was $4.1 million and the amount outstanding on the term loans was $6.8 million. We did not have an outstanding balance on the loan commitment. As of March 31, 2006, we had $5.1 million available under the line of credit, net of a $134,000 outstanding letter of credit issued to our landlord.

As of March 31, 2006, in accordance with our lease agreement, we reduced our outstanding letter of credit issued to our landlord to $134,000.

The composite interest rate on all of our outstanding debt was 6.68% at March 31, 2006, and 4.87% at March 31, 2005.

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

The components included in the net periodic benefit for the periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Interest cost	$20	$17	$60	$51
Expected return on plan assets	(23)	(18)	(69)	(54)

Net periodic benefit	$(3)	$(1)	$(9)	$(3)

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006		2005		2006		2005
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$8,969	39%	$9,403	42%	$28,127	43%	$27,357	41%
Customer 2	7,931	34	8,902	40	21,849	34	24,736	37

	$16,900	73%	$18,305	82%	$49,976	77%	$52,093	78%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,								Nine Months Ended March 31,
	2006			2005					2006		2005
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier			% of Total Raw Material Purchases		Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier			% of Total Raw Material Purchases
Supplier 1	$2,844		23%	$	(a	)	(a	)%	$6,355	23%	$	(a	)	(a	)%
Supplier 2	(a	)	(a )		(a	)	(a	)	3,455	12		(a	)	(a	)
Supplier 3	1,463		12		5,414		47		2,783	10		11,570		36

	$4,307		35%		$5,414		47%		$12,593	45%		$11,570		36%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

I. Segment Information

Following the acquisition of RHL on December 5, 2005, our business consists of two segments: NAI, which primarily provides private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and RHL, which markets and distributes branded nutritional supplements and other lifestyle products. Our operating results by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
NAI	$20,569	$22,490	$61,671	$66,762
RHL	2,715	—	3,214	—

Total Net Sales	$23,284	$22,490	$64,885	$66,762

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
NAI	$1,208	$675	$2,654	$2,951
RHL	(61)	—	14	—

Total Income from Operations	$1,147	$675	$2,668	$2,951

NAI’s products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. NAI’s primary market outside the United States is Europe. RHL’s products are only sold in the United States.

Net sales by geographic region, based upon the customers’ location, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
United States	$18,109	$16,738	$49,855	$49,568
Markets Outside the United States	5,175	5,752	15,030	17,194

Total Net Sales	$23,284	$22,490	$64,885	$66,762

Products manufactured by NAIE accounted for 47% of net sales in markets outside the United States for the three months ended March 31, 2006, and 49% for the three months ended March 31, 2005. NAIE accounted for 48% of net sales in markets outside the United States for the nine months ended March 31, 2006, and 49% for the nine months ended March 31, 2005.

No products manufactured by NAIE were sold in the United States during the nine months ended March 31, 2006 and 2005.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follow (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Nine Months Ended
	March 31, 2006	June 30, 2005	March 31, 2006	June 30, 2005	March 31, 2006	March 31, 2005
United States	$27,539	$17,144	$57,278	$40,470	$819	$6,493
Europe	1,261	1,053	4,487	3,668	444	292

	$28,800	$18,197	$61,765	$44,138	$1,263	$6,785

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

On February 10, 2005, a complaint was filed against NAI on behalf of Novogen Research Pty. Ltd. in the United States District Court, Southern District of New York alleging a cause of action for patent infringement of a Novogen patent by products manufactured by NAI. Novogen had originally agreed to settle the matter for a one-time payment by NAI of $75,000. However, final settlement terms were not formally agreed to and Novogen has since increased its settlement demand to $125,000. Terms of a settlement continue to be negotiated and there can be no assurance that this matter will be resolved in an out-of-court settlement.

As of May 9, 2006, other than as set forth above, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2006. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the information included in our 2005 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

Private label contract manufacturing net sales decreased 9% from the comparable year to date period last year. An increase in net sales to our largest customer was offset by a reduction in net sales to our second largest customer. Net sales to our two largest customers as a percentage of total net sales decreased to 77% from 78% in the comparable year to date period last year.

A cornerstone of our strategy is to generate long-term growth and diversification of our net sales. During fiscal 2006, we have focused and expect to continue to focus on the following initiatives:

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

We have established relationships with two new customers who are leaders in the direct sales marketing channel. We expect to fill orders for these two new customers in excess of $10 million during the last three months of our fiscal year ending June 30, 2006. We remain optimistic our relationships with these new customers will continue though there can be no assurance of future sales.

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

During the third quarter we integrated previously outsourced fulfillment activities for our Dr. Cherry Pathway to Healing® product line into RHL’s existing operation, which should generate cost savings in future periods.

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

Our critical accounting policies are discussed under Item 7 of our 2005 Annual Report. There have been no significant changes to these policies during the nine months ended March 31, 2006, except for our policies described below as a result of the acquisition of RHL on December 5, 2005.

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

Results of Operations

The results of our operations for the periods ended March 31 were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2006	2005	% Change	2006	2005	% Change
Private label contract manufacturing	$18,454	$20,532	(10)	$55,524	$60,707	(9)
Direct-to-consumer marketing program	2,115	1,958	8	6,147	6,055	2
RHL	2,715	—	n/a	3,214	—	n/a

Total net sales	23,284	22,490	4	64,885	66,762	(3)
Cost of goods sold	17,285	18,277	(5)	50,640	52,639	(4)

Gross profit	5,999	4,213	42	14,245	14,123	1
Gross profit %	25.8%	18.7%		22.0%	21.2%
Selling, general & administrative expenses	4,852	3,538	37	11,577	11,172	4
% of net sales	20.8%	15.7%		17.8%	16.7%
Other expense, net	170	277	(39)	290	182	59

Income before taxes	977	398	145	2,378	2,769	(14)
% of net sales	4.2%	1.8%		3.7%	4.1%
Net income	$621	$277	124	$1,494	$1,914	(22)

% of net sales	2.7%	1.2%		2.3%	2.9%
Diluted net income per common share	$0.09	$0.04	125	$0.22	$0.30	(27)

The percentage decrease in private label contract manufacturing net sales over the comparable periods last year was attributed to the following:

	Three Months Ended		Nine Months Ended
NSA International, Inc. net sales growth (reduction)	(1	)% (1)	2	% (2)
Mannatech, Incorporated net sales reduction	(5	) (3)	(5	) (3)
Discontinuation of two customer relationships	—		(2	) (4)
Impact of foreign exchange rates	(1)		(1)
Other customers net sales reduction	(3)		(3)

Total	(10)%		(9)%

(1)	Resulted primarily from lower average prices per unit, which reduced our net sales growth by four percentage points, partially offset by higher volumes of established products in existing markets, which contributed three percentage points of the net sales growth.

(2)	Resulted primarily from higher volumes of established products in existing markets, which contributed five percentage points of the net sales growth, partially offset by lower average prices per unit, which reduced our net sales growth by three percentage points.

(3)	Resulted primarily from a shift in sales mix to lower priced products, which resulted in six percentage points of the decrease over the comparable quarter and comparable year to date period last year, partially offset by the introduction of existing products into new markets and changes in volumes of established products in existing markets.

(4)	We discontinued relationships with two of our customers in March 2005 due to the disproportionate risks related to inventory levels and accounts receivable required to continue serving these customers.

Gross profit margin increased 7.1 percentage points from the comparable quarter and 0.8 percentage points from the comparable year to date period last year. The change in gross profit margin was primarily due to the following:

	Three Months Ended	Nine Month Ended
Shift in sales mix (1)	1.4%	1.3%
Incremental overhead expenses (2)	(0.1)	(2.0)
Change in inventory reserves	0.2	(0.3)
Reduced (incremental) direct and indirect labor (3)	1.2	(0.2)
RHL operations	4.4	2.0

Total	7.1%	0.8%

(1)	The shift in sales mix resulted primarily from powder sales comprising a lower percentage of sales compared to the comparable quarter and year to date periods last year. Powder products typically include higher material cost as a percentage of selling price compared to capsule or tablet products, resulting in lower gross profit margins.

(2)	Overhead expenses decreased $211,000 from the comparable quarter and increased $608,000 from the comparable year to date period last year primarily due to:

•	Incremental expenses related to our facility expansion in Vista, California and Lugano, Switzerland as follows:

•	Rent and facility related expenses of $100,000 over the comparable quarter and $288,000 over the comparable year to date period last year; and

•	Depreciation and amortization expenses related primarily to our facility expansion in Vista, California of $195,000 over the comparable quarter and $486,000 over the comparable year to date period last year;

•	Incremental freight and shipping expense of $130,000 over the comparable quarter and $269,000 over the comparable year to date period last year; partially offset by

•	Reduced outsourced lab testing of $286,000 from the comparable quarter and $160,000 from the comparable year to date period last year; and

•	Incremental capitalized overhead of $229,000 from the comparable quarter and $208,000 from the comparable year to date period last year for the additional work in process inventory that we expect to ship in our fourth quarter of fiscal 2006.

(3)	Direct and indirect labor decreased as a percentage of net sales from the comparable quarter primarily due to an increase in capitalized labor for the additional work in process inventory that we expect to ship in our fourth quarter of fiscal 2006. Direct and indirect labor increased as a percentage of net sales from the comparable year to date period last year primarily due to producing higher volumes of products with a lower average price per unit.

Selling, general and administrative expenses increased $1.3 million, or 37%, from the comparable quarter and $405,000, or 4% from the comparable year to date period last year primarily due to the following:

•	Additional RHL selling, general and administrative expenses of $1.7 million for the three months ended March 31, 2006 and $1.9 million for the nine months ended March 31, 2006; and

•	Incremental direct-to-consumer marketing brand development expenses of $167,000 over the comparable quarter and $319,000 over the comparable year to date period last year primarily for the launch on a test basis of a new direct mail campaign featuring Dr. Richard Linchitz, a nationally recognized physician, and TheraflexTM, one of our proprietary formulas. We plan to continue testing this direct mail campaign in the fourth quarter; partially offset by

•	Reduced NAI selling, general and administrative expenses of $521,000 from the comparable quarter and $1.8 million from the comparable year to date period last year. These savings were primarily due to nonrecurring TGA regulatory and Sarbanes-Oxley compliance expenses incurred last year and reduced personnel expenses due to the termination of regulatory compliance and product formulation personnel in June 2005.

Other expense, net decreased $107,000 from the comparable quarter and increased $108,000 from the comparable year to date period last year primarily due to the following:

•	A decrease in foreign exchange loss of $180,000 from the comparable quarter and $12,000 from the comparable year to date period last year due to the weakening of the Euro and the related impact on the translation of Euro denominated cash and receivables; and

•	An increase in interest expense of $73,000 over the comparable quarter and $109,000 over the comparable year to date period last year primarily due to the following:

•	Additional $3.8 million term loan obtained in December 2005 to partially fund the RHL acquisition;

•	Increase in our weighted average interest rate on our variable rate debt; and

•	Incremental utilization of our line of credit to fund the increase in inventory for orders we expect to ship in the fourth quarter.

Our effective tax rate for the nine months ended March 31, 2006 increased to 37.2% from 30.9% in the comparable year to date period last year primarily due to the expiration of NAIE’s Swiss federal and cantonal income tax holiday that ended on June 30, 2005. Under the tax holiday, NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes was approximately 5% compared to our current effective rate of approximately 23%.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used in operating activities was $230,000 for the nine months ended March 31, 2006, compared to net cash provided by operating activities of $1.9 million for the comparable year to date period last year. Our operating cash flow during the nine months ended March 31, 2006 was impacted by the following:

•	Net income of $1.5 million;

•	Reduction of accounts receivable of $4.3 million; and

•	Incremental inventory of $9.7 million.

The additional investment in inventory was for orders from our two new private label contract manufacturing customers that we expect to ship in the fourth quarter of fiscal 2006.

Cash provided by operating activities for the nine months ended March 31, 2005 included payments of $1.6 million under our Management Incentive Plan.

Cash used in investing activities for the nine months ended March 31, 2006 included $5.6 million of net cash used in the acquisition of RHL. The reconciliation of RHL net assets acquired to net cash used in the acquisition at December 5, 2005, is as follows (in thousands):

RHL net assets acquired	$9,322
NAI stock consideration	(3,255)
Transaction costs	(259)
RHL cash acquired	(191)

Total	$5,617

Approximately $647,000 of our operating cash flow was generated by NAIE during the nine months ended March 31, 2006. As of March 31, 2006, NAIE’s undistributed retained earnings are considered indefinitely reinvested.

Our consolidated debt increased to $10.9 million at March 31, 2006 from $3.8 million at June 30, 2005 primarily due to the additional $3.8 million term loan obtained from our credit facility to fund, in part, the cash purchase price of the RHL acquisition, and $4.1 million outstanding on our working capital line of credit for the additional investment in inventory for orders from our two new private label contract manufacturing customers.

We amended our credit facility on December 1, 2005 and again on March 29, 2006 to increase our working capital line of credit from $8.0 million to $12.0 million, extend the maturity date and modify certain financial covenants. The amendments included (i) an increase in our ratio of total liabilities/tangible net worth covenant from 1.25/1.0 to 1.75/1.0 through June 30, 2006 (the ratio returns to 1.25/1.0 from July 1, 2006 through June 30, 2007 and to 1.0/1.0 thereafter); (ii) a limit on capital expenditures of $5,500,000 for fiscal years 2006 and 2007; (iii) an extension of the maturity date for the working capital line of credit from November 2006 to November 2007; (iv) an increase in our ability to incur additional aggregate annual operating lease expenses from $100,000 to $500,000 without prior approval from the lender; (v) an increase in our ability to create specific indebtedness other than with our current lender from $0 to $1,000,000; (vi) replacement of the EBITDA coverage ratio with a fixed charge coverage ratio (aggregate of net profit after taxes, depreciation and amortization expenses and net contributions/aggregate current maturity of long-term debt and capitalized lease payments) not less than 1.25/1.0 as of each fiscal quarter end; (vii) an increase in borrowings against eligible inventory from $3.0 million to $6.0 million, provided the outstanding borrowings shall not at any time exceed eligible accounts receivable; (viii) a change in permissible accounts receivable concentration to allow up to 35% for a new customer acceptable to the lender; and (ix) a change in the calculation of the fixed charge coverage ratio (aggregate of net profit after taxes, depreciation and amortization expenses and net contributions/aggregate current maturity of long-term debt and capitalized lease payments) to a rolling 4-quarter basis from each fiscal quarter end.

We obtained an additional $3.8 million term loan on December 5, 2005, to fund, in part, the cash purchase price of the RHL acquisition, and an additional $2.5 million loan commitment on March 29, 2006, to fund, in part, raw material purchases and other matters in connection with the fulfillment of orders from one of our new private label contract manufacturing customers.

As a result of the amendments and additional term loan and loan commitment, our bank credit facility increased to a total of $23.4 million, comprised of a $12.0 million working capital line of credit, $2.5 million loan commitment and $8.9 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The loan commitment bears interest at a rate equal to the Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and will be due and payable in full on May 31, 2006. The term loans consist of a $1.1 million fifteen year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and the $3.8 million four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $138,000 plus interest.

As of March 31, 2006, the amount outstanding on the working capital line of credit was $4.1 million and the amount outstanding on the term loans was $6.8 million. We did not have an outstanding balance on the loan commitment. As of March 31, 2006, we had $5.1 million available under the line of credit, net of a $134,000 outstanding letter of credit issued to our landlord.

As of March 31, 2006, in accordance with our lease agreement, we reduced our outstanding letter of credit issued to our landlord to $134,000.

On July 7, 2005, we purchased 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning January 2006 and ending December 2006. The option contracts had a notional amount of $7.0 million, a weighted average strike price of $1.16, and a purchase price of $152,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of March 31, 2006, three of the options had expired.

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

There are no other derivative financial instruments at March 31, 2006.

As of March 31, 2006, we had $1.6 million in cash and cash equivalents. We plan on funding our current working capital needs, capital expenditures and debt payments using available cash, cash flow from operations and our credit facility.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed under Item 7 of our 2005 Annual Report. As of March 31, 2006, other than the pronouncements discussed in our 2005 Annual Report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

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

Interest Rates

At March 31, 2006, we had fixed rate debt of $540,000 and variable rate debt of approximately $10.4 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of March 31, 2006, the weighted average effective interest rate on our variable rate debt was 6.52%. An immediate one hundred basis point (1.0%) increase in the interest rate on our variable rate debt, holding other variables constant, would have increased our interest expense by $41,000 for the nine months ended March 31, 2006. Interest rates have been at or near historic lows in recent years but have been increasing during the past year. There can be no guarantee that interest rates will not rise further. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

On July 7, 2005, we purchased 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning January 2006 and ending December 2006. The option contracts had a notional amount of $7.0 million, a weighted average strike price of $1.16, and a purchase price of $152,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of March 31, 2006, three of the options had expired.

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

On March 31, 2006, the Swiss Franc closed at 1.30 to 1.00 United States dollar and the Euro closed at 0.83 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the nine months ended March 31, 2006 by $197,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended March 31, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

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

On February 10, 2005, a complaint was filed against NAI on behalf of Novogen Research Pty. Ltd. in the United States District Court, Southern District of New York alleging a cause of action for patent infringement of a Novogen patent by products manufactured by NAI. Novogen had originally agreed to settle the matter for a one-time payment by NAI of $75,000. However, final settlement terms were not formally agreed to and Novogen has since increased its settlement demand to $125,000. Terms of a settlement continue to be negotiated and there can be no assurance that this matter will be resolved in an out-of-court settlement.

As of May 9, 2006, other than as set forth above, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

In the future, we may pursue additional acquisitions of other companies as part of our strategy focused on long-term growth and diversification of net sales and our customer base. Acquisitions, including the RHL acquisition, involve numerous risks, including:

•	potential difficulties related to integrating the products, personnel and operations of the acquired company;

•	failure to operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices;

•	diverting management’s attention from the normal daily operations of the business;

•	entering markets in which we have no or limited prior direct experience and where competitors in such markets have stronger market positions;

•	potential loss of key employees of the acquired company;

•	potential inability to achieve cost savings and other potential benefits expected from the acquisition;

•	an uncertain sales and earnings stream from the acquired company; and

•	potential impairment charges, which may be significant, against goodwill and purchased intangible assets acquired in the acquisition due to changes in conditions and circumstances that occur after the acquisition, many of which may be outside of our control.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted	Exhibit 10.1 of NAI’s Quarterly Report on

	effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004	Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark Zimmerman	Exhibit 10.4 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Wise	Exhibit 10.7 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Reaves	Exhibit 10.8 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Timothy E. Belanger	Exhibit 10.9 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.11	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.12	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.13	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.14	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.15	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.16	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.17	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.18	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.19	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.20	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.21	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.22	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.23	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.24	Stock Purchase Agreement effective as of December 5, 2005, by and among NAI and William H. Bunten II and/or Elizabeth W. Bunten, as the trustees of The Bunten Family Trust dated April 14, 2001, John F. Dullea and Carolyn A. Dullea, as the trustees of The John F. and Carolyn A. Dullea Trust dated June 20, 2001, Lincoln Fish, and Michael L. Irwin, as trustee of The Michael L. Irwin Trust u/t/a June 25, 1991	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.25	Form of Lock-Up Agreement effective as of December 5, 2005 entered into between NAI and each Selling Stockholder	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.26	Employment Agreement effective as of December 5, 2005, by and between RHL and John F. Dullea	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.27	Lease of RHL Facilities in San Diego, California between RHL and Lessor dated February 5, 2003	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.28	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.29	Patent License Agreement by and between Unither Pharma, Inc. and RHL dated May 1, 2002	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.30	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.31	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.32	Letter amendment to Lease of RHL Facilities in San Diego, California between RHL and Lessor dated January 10, 2006	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.33	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.34	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.35	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Filed herewith

10.36	Loan Commitment Note made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $2,500,000	Filed herewith

10.37	Revolving Line of Credit Note (as revised) made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $12,000,000	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2006

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ John R. Reaves
John R. Reaves, Chief Financial Officer

Mr. Reaves is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.