Form 10-K
period 2006-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2006-09-18
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

000-15701

(Commission file number)

NATURAL ALTERNATIVES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State of incorporation)	(IRS Employer Identification No.)

1185 Linda Vista Drive
San Marcos, California 92078	(760) 744-7340
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if Natural Alternatives International, Inc. (NAI) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  ☐  Yes    ☒  No

Indicate by check mark if NAI is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  ☐  Yes    ☒  No

Indicate by check mark whether NAI (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that NAI was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of NAI’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether NAI is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  ☐  Yes    ☒  No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 30, 2005) was approximately $31,465,357 (based on the closing sale price of $6.48 reported by Nasdaq on December 30, 2005). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of September 13, 2006, 6,804,862 shares of NAI’s common stock were outstanding, net of 61,000 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 1, 2006, to be filed on or before October 28, 2006.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income, net income per share, profit margins, expenditures, liquidity and other financial items;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	development of new products, brands and marketing strategies;

•	inventories and the adequacy and intended use of our facilities;

•	distribution channels, product sales and performance and timing of product shipments;

•	current or future customer orders;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	the outcome of regulatory, tax and litigation matters;

•	sources and availability of raw materials;

•	operations outside the United States;

•	the adequacy of reserves and allowances;

•	overall industry and market performance;

•	competition;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part I and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (“SEC”).

PART I

ITEM 1.	BUSINESS

Overview

Our vision is to enrich the world through the best of nutrition.

As our primary business activity, we provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Additionally, we develop, manufacture and market our own products and work with nationally recognized physicians to develop brand name products that reflect their individual approaches to restoring, maintaining or improving health.

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

Natural Alternatives International Europe S.A. (NAIE), our wholly owned subsidiary existing under the laws of Switzerland, also operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license to process pharmaceuticals for packaging, importation, export and sale within Switzerland and other countries from the Swissmedic Authority of Bern, Switzerland. We believe the license can help strengthen our relationships with existing customers and improve our ability to develop relationships with new customers. The license is valid until January 2009.

On December 5, 2005, we acquired Real Health Laboratories, Inc. (RHL), an integrated direct marketer of branded nutritional supplements and other lifestyle products. RHL markets and distributes its own branded products as well as third party branded products, including a variety of high quality nutritional, beauty, skin care, exercise, lifestyle and other personal care products. RHL’s operations include in-house creative, catalog design, supply chain management and call center and fulfillment activities.

In addition to our operations in the United States and Switzerland, we have a full-time representative in Japan who provides a range of services to our customers seeking to expand into the Japanese market and other markets in the Pacific Rim. These services include regulatory and marketing assistance along with guidance and support in adapting products to these markets.

Originally founded in 1980, Natural Alternatives International, Inc. reorganized as a Delaware corporation in 1989. Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, NAIE, RHL and our other wholly owned subsidiaries. Our principal executive offices are located at 1185 Linda Vista Drive, San Marcos, California, 92078.

Business Strategy

Our goals are to achieve long-term growth and diversify our sales. To accomplish these goals, we intend to:

•	leverage our state of the art facilities to increase the value of the goods and services we provide to our highly valued private label contract manufacturing customers and assist in developing relationships with additional quality oriented customers;

•	continue to provide strategic partnering services to our private label contract manufacturing customers, including, but not limited to, customized product formulation, clinical studies, regulatory assistance and product registration in foreign markets;

•	continue to invest in expanding and marketing our own branded products, including those recently acquired through the acquisition of RHL; and

•	improve operational efficiencies and manage costs and business risks to improve profitability.

Overall, we believe there is an opportunity to enhance consumer confidence in the quality of our nutritional supplements and their adherence to label claims through the education provided by direct sales and direct-to-consumer marketing programs. We believe our GMP and TGA certified manufacturing operations, science based product formulations, peer-reviewed clinical studies and regulatory expertise provide us with a sustainable competitive advantage by providing our customers with a high degree of confidence in the products we manufacture.

We believe the lack of relevant and reliable consumer education about nutrition and nutritional supplementation creates a significant opportunity for the direct sales marketing channel. The direct sales marketing channel has proved, and we believe will continue to prove, to be a highly effective method for marketing high quality nutritional supplements as associates or other personalities educate consumers on the benefits of science based nutritional supplements. Our three largest customers operate in the direct sales marketing channel. Thus, our growth has been fueled primarily by the effectiveness of our customers in this marketing channel.

We believe our comprehensive approach to customer service is unique within our industry. We believe this approach, together with our commitment to high quality innovative products will provide the means to implement our strategies and achieve our goals. There can be no assurance, however, that we will successfully implement any of our business strategies or that we will increase or diversify our sales or improve our overall financial results.

We believe our acquisition of RHL marks a significant advance in our strategy to market our own branded products and expand our distribution channels and could provide the following benefits:

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

We provide strategic partnering services to our private label contract manufacturing customers, including the following:

•	customized product formulation;

•	clinical studies;

•	manufacturing;

•	marketing support;

•	international regulatory and label law compliance;

•	international product registration; and

•	packaging in multiple formats and labeling design.

Additionally, under our direct-to-consumer marketing program, we develop, manufacture and market our own products and work with nationally recognized physicians to develop brand name products that reflect their individual approaches to restoring, maintaining or improving health. These products are sold through a variety of distribution channels including television programs, print media and the internet.

We believe our direct-to-consumer marketing program can be an effective method for marketing our high quality nutritional supplements. In March 2000, we launched Dr. Cherry’s Pathway to Healing® product line. As of June 30, 2006, the product line included nineteen condition specific, custom formulated products that are primarily marketed through a weekly television program.

Through our new RHL subsidiary, we also market the Real Health® Laboratories branded nutritional supplement product line, as well as third party products through the As We Change (“AWC”) catalog. The Real Health® Laboratories nutritional supplement product line consists of fifteen condition-specific, custom formulated products and is marketed through mass retail, with distribution to FDM retailers. The AWC catalog is a lifestyle catalog geared towards women between the ages of 45 and 65. The quarterly print catalog offers a variety of high quality nutritional, beauty, skin care, exercise, lifestyle and other personal care products.

For the last three fiscal years ended June 30, our net sales were derived from the following (dollars in thousands):

	2006		2005		2004
	$	%	$	%	$	%
Private Label Contract Manufacturing	$85,277	86.0	$83,382	91.1	$68,493	87.2
Direct-to-Consumer Marketing Program	8,121	8.2	8,110	8.9	10,041	12.8
RHL	5,733	5.8	—	—	—	—

Total Net Sales	$99,131	100.0	$91,492	100.0	$78,534	100.0

Research and Development

We are committed to quality research and development. We focus on the development of new science based products and the improvement of existing products. We periodically test and validate our products to help ensure their stability, potency, efficacy and safety. We maintain quality control procedures to verify that our products comply with applicable specifications and standards established by the Food and Drug Administration and other regulatory agencies. We also direct and participate in clinical research studies, often in collaboration with scientists and research institutions, to validate the benefits of a product and provide scientific support for product claims and marketing initiatives. We believe our commitment to research and development, as well as our facilities and strategic alliances with our suppliers and customers, allow us to effectively identify, develop and market high-quality and innovative products.

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

Our research and development expenses for the last three fiscal years ended June 30 were $1.7 million for 2006, $3.5 million for 2005 and $2.8 million for 2004.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. We typically buy raw materials in bulk from a limited number of qualified vendors located both within and outside the United States. During fiscal 2006, our two largest suppliers accounted for 24% of our total raw material purchases.

We test the raw materials we buy to ensure their quality, purity and potency before we use them in our products. During the fiscal year ended June 30, 2006, we did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials and we do not anticipate any significant shortages or difficulties in the near term.

Major Customers

NSA International, Inc. has been our largest customer over the past several years. During the fiscal year ended June 30, 2006, NSA International, Inc. accounted for approximately 38% of our net sales. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 29% of our net sales during fiscal 2006. Our third largest customer, Arbonne International, a new customer in fiscal 2006, accounted for approximately 10% of our net sales. All three of these customers are private label contract manufacturing customers. No other customer accounted for 10% or more of our net sales during fiscal 2006. We continue to focus on obtaining new private label contract manufacturing customers and growing our own branded products, including those recently acquired through the acquisition of RHL to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

Competition

We compete with other manufacturers, distributors and marketers of vitamins, minerals, herbs, and other nutritional supplements both within and outside the United States. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements comes from many sources. These products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), health and natural food stores, and direct sales channels (mail order, network marketing and e-marketing companies). The products we produce for our private label contract manufacturing customers may compete with our own branded products, although we believe such competition is limited.

We believe private label contract manufacturing competition in our industry is based on, among other things, customized services offered, product quality and safety, innovation, price and customer service. We believe we compete favorably with other companies because of our ability to provide comprehensive turn key solutions for customers, our certified manufacturing operations and our commitment to quality and safety through our research and development activities. Our future position in the industry will likely depend on, but not be limited to, the following:

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

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to corporate, brand and product names. We own 28 trademark registrations in the United States and have nine trademark applications pending with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with similar products in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.

We have filed applications and own trademark registrations and intend to register additional trademarks in foreign countries where products are or may be sold in the future. We have one trademark application registered with the Japan Trademark Office.

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

Trade Secrets. We own certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties. Although we regard our proprietary technology, trade secrets, trademarks and similar intellectual property as critical to our success, we rely on a combination of trade secrets, contract, patent, copyright and trademark law to establish and protect the rights in our products and technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

Patents and Patent Licenses. We own certain United States patents. In addition, we have an exclusive worldwide license to four certain United States patents, and each patent’s corresponding foreign patent application, and are currently involved in research and development of products employing the licensed inventions. These patents relate to the ingredient formerly known as “Oxford Factor.” We are currently selling this ingredient to a customer for use in a limited market under the name of Beta-AlanineTM. We also have a nonexclusive worldwide license to five certain United States patents and are currently involved in research and development of products employing the licensed inventions.

Backlogs

Our backlog was approximately $24.3 million at September 2, 2006, and $16.0 million at September 2, 2005. Our private label contract manufacturing sales are made primarily pursuant to standard purchase orders for the delivery of products. Quantities of our private label contract manufacturing products to be delivered and delivery schedules are frequently revised to reflect changes in our customers’ needs. Customer orders generally can be cancelled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and therefore, we believe that backlog is not necessarily a good indicator of future revenue.

Working Capital Practices

We manufacture products following receipt of customer specific purchase orders and as a result our inventory primarily consists of raw materials and work in process. Our raw material purchases are made primarily pursuant to standard purchase orders for the delivery of raw materials based upon anticipated demand. Customer specific delivery requirements, customer cancellation or rescheduling of orders and raw material lead times impact the amount of inventory on hand at any given time. We typically purchase raw materials on 30-day payment terms. Discounts are taken periodically for early payment.

Private label contract manufacturing sales are typically made based upon 30-day terms. A 2% discount is provided to customers that pay within 10 days of invoice date.

Employees

As of June 30, 2006, we employed 211 full-time employees in the United States, five of whom held executive management positions. Of the remaining full-time employees, 36 were employed in research, laboratory and quality control, 22 in sales and marketing, and 148 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2006, we had 72 temporary personnel.

As of June 30, 2006, NAIE employed 25 full-time employees. Most of these positions are in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good.

Seasonality

We believe there is no material impact on our business or results of operations from seasonal factors.

Financial Information about Our Business Segments and Geographic Areas

Following our acquisition of RHL on December 5, 2005, our business consists of two segments: NAI, which primarily provides private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and RHL, which markets and distributes branded nutritional supplements and other lifestyle products.

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

Our activities in markets outside the United States are subject to political, economic and other risks in the countries in which our products are sold and in which we operate. For more information about these and other risks, please see Items 1A, 7 and 7A in this report.

ITEM 1A.	RISK FACTORS

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

Because we derive a significant portion of our revenues from a limited number of customers, our revenues would be adversely affected by the loss of a major customer or a significant change in its business, personnel or the timing of its orders.

We have in the past, and expect to continue, to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2006, sales to one customer, NSA International, Inc., were approximately 38% of our total net sales. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 29% of our net sales during fiscal 2006. Our third largest customer, Arbonne International, a new customer in fiscal 2006, accounted for approximately 10% of our net sales. The loss of one of these customers or other major customers, a significant decrease in sales or the growth rate of sales to these customers, or a significant change in their business or personnel, would materially affect our financial condition and results of operations. Furthermore, the timing of our customers’ orders is impacted by their marketing programs, supply chain management, entry into new markets and new product introductions, all of which are outside of our control. All of these attributes have had and will have a significant impact on our business. Based on press releases issued by Mannatech, Incorporated, Mannatech achieved record sales in each of its fiscal years ended December 31, 2005 and 2004, and in the first quarter of its fiscal 2006. There can be no assurance that such results will continue.

Our future growth and stability depends, in part, on our ability to diversify our sales. Our efforts to establish new products, brands, markets and customers could require significant initial investments, which may or may not result in higher sales and improved financial results.

Our business strategy depends in large part on our ability to develop new products, marketing strategies, brands and customer relationships. These activities often require a significant up-front investment including, among others, customized formulations, regulatory compliance, product registrations, package design, product testing, pilot production runs, marketing, brand development and the build up of initial inventory. We may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time we generate net sales from new products or customers, and it is possible that we may never generate any revenue from new products or customers after incurring such expenditures. If we incur significant expenses and investments in inventory that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected.

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

In the future, we may pursue additional acquisitions of other companies as part of our strategy focused on long-term growth and diversification of sales and our customer base. Acquisitions, including the RHL acquisition, involve numerous risks, including:

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

While our net sales and income from operations have both improved during the past three fiscal years, there can be no assurance that they will continue to improve, or that we will earn a profit in any given year. We have experienced losses in the past and may incur losses in the future. Our operating results may fluctuate from year to year or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. Fluctuations in our operating results may adversely affect the share price of our common stock.

A significant or prolonged economic downturn could have a material adverse effect on our results of operations.

Our results of operations are affected by the level of business activity of our customers, which in turn is affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private label contract manufacturing customers, as well as our own branded products. A decline in consumer demand and the level of business activity of our customers due to economic conditions could have a material adverse effect on our revenues and profit margins.

Because our direct-to-consumer sales rely on the marketability of key personalities, the inability of a key personality to perform his or her role or the existence of negative publicity surrounding a key personality may adversely affect our revenues.

For the fiscal year ended June 30, 2006, our direct-to-consumer products accounted for approximately 8% of our net sales. These products may be marketed with a key personality through a variety of distribution channels. The inability or failure of a key personality to fulfill his or her role, or the ineffectiveness of a key personality as a spokesperson for a product, a reduction in the exposure of a key personality or negative publicity about a key personality may adversely affect the sales of our product associated with that personality and could affect the sale of other products. A decline in sales would negatively affect our results of operations and financial condition.

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

Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. Although we amended our credit facility to increase our working capital line of credit to $12.0 million, there can be no assurance that this line of credit will be sufficient to meet our needs. Furthermore, if we fail to maintain certain loan covenants we may no longer have access to the credit line. The credit line terminates in November 2007. As a result, we may need to raise additional capital or obtain additional financing.

In recent years, it has been difficult for companies to raise capital due to a variety of factors including the overall poor performance of the stock markets and the economic slowdown in the United States and other countries. Thus, there is no assurance we would be able to raise additional capital if needed. To the extent we do raise additional capital, the ownership position of existing stockholders could be diluted. Similarly, there can be no assurance that additional financing will be available if needed or that it will be available on favorable terms. Under the terms of our credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender.

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

We buy our raw materials from a limited number of suppliers. During fiscal 2006, approximately 24% of our total raw material purchases were from two suppliers. The loss of any of our major suppliers could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

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

We maintain product liability insurance coverage, including primary product liability and excess liability coverage. The cost of this coverage has increased dramatically in recent years, while the availability of adequate insurance coverage has decreased. While we currently expect to be able to continue our product liability insurance, there can be no assurance that we will in fact be able to continue such insurance coverage, that our insurance will be adequate to cover any liability we may incur, or that our insurance will continue to be available at an economically reasonable cost.

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

If we continue to expand into markets outside the United States our business would become increasingly subject to political and economic risks in those markets, which could adversely affect our business.

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

Any changes related to these and other factors could adversely affect our business, profitability and growth prospects. If we continue to expand into markets outside the United States, these and other risks associated with operations outside the United States are likely to increase.

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

Our manufacturing, fulfillment and call center activities are subject to certain risks.

Currently, we manufacture the vast majority of our products at our manufacturing facility in California and our fulfillment and call center activities are centralized at RHL’s facility also in California. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Our manufacturing, fulfillment and call center operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of governmental agencies, including the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slow downs or delays in our operations. While we maintain business interruption insurance, there can be no assurance that the occurrence of these or any other operational problems at our facilities in California or at NAIE’s facility in Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance that our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations.

We may be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others.

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, tradenames, licenses and similar intellectual property. There can be no assurance that we will be able to protect our intellectual property adequately. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Litigation in the United States or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. This litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operation and financial condition. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

Collectively, our officers and directors own a significant amount of our common stock, giving them influence over corporate transactions and other matters and potentially limiting the influence of other stockholders on important policy and management issues.

Our officers and directors, together with their families and affiliates, beneficially owned approximately 25.4% of our outstanding shares of common stock as of June 30, 2006, including approximately 20.1% of our outstanding shares of common stock beneficially owned by Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, and his family and affiliates. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

Our stock price could fluctuate significantly.

Stock prices in general have been historically volatile and ours is no different. The trading price of our stock may fluctuate in response to:

•	broad market fluctuations and general economic and/or political conditions;

•	fluctuations in our financial results;

•	future offerings of our common stock or other securities;

•	the general condition of the nutritional supplement industry;

•	increased competition;

•	regulatory action;

•	adverse publicity;

•	manipulative or illegal trading practices by third parties; and

•	product and other public announcements.

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

From time to time our shares may be listed for trading on one or more foreign exchanges, with or without our prior knowledge or consent. Certain foreign exchanges may have less stringent listing requirements, rules and enforcement procedures than the Nasdaq Global Market or other markets in the United States, which may increase the potential for manipulative trading practices to occur. These practices, or the perception by investors that such practices could occur, may increase the volatility of our stock price or result in a decline in our stock price, which in some cases could be significant.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

This table summarizes our facilities as of June 30, 2006. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date(4)
San Marcos, CA USA(1)	Corporate headquarters	40,300	Owned/leased(6)	Various(6)
Vista, CA USA(1)	Manufacturing, warehousing, packaging and distribution(5)	162,000	Leased	March 2014
Manno, Switzerland(2)	Manufacturing, warehousing, packaging and distribution	43,000	Leased	December 2015
San Diego, CA USA(3)	RHL headquarters, call center and fulfillment	16,000	Leased	May 2009

(1)	This facility is used by NAI.

(2)	This facility is used by NAIE, our wholly owned Swiss subsidiary.

(3)	This facility is used primarily by RHL, our wholly owned subsidiary.

(4)	We expect to renew our leases in the normal course of business.

(5)	We use approximately 93,000 square feet for production; 60,000 square feet for warehousing and 9,000 square feet for administrative functions.

(6)	We own approximately 29,500 square feet and lease the remaining 10,800 square feet. The lease for approximately 8,000 square feet terminates in February 2007 and the lease for the remaining space terminates in December 2007.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to product liability, employment, intellectual property, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters will result in a material adverse effect on our business, consolidated financial condition, or results of operation. However, a settlement payment or unfavorable outcome could adversely impact our results of operation. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes that we do not expect.

As of September 13, 2006, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

On June 26, 2006, NAI entered into a Settlement Agreement with Novogen Research Pty. Ltd. (“Novogen”), with respect to a complaint filed against NAI by Novogen on February 10, 2005, in the United States District Court, Southern District of New York. The complaint alleged one cause of action for patent infringement of a Novogen patent. As full and final settlement of the claims brought by Novogen, NAI agreed to pay Novogen the amount of $120,000 and to discontinue making any reference in labels or written materials to certain isoflavones in connection with the treatment of symptoms associated with pre-menstrual syndrome or menopause, and not to make any product containing isoflavones derived from red clover in connection with the treatment of symptoms associated with pre-menstrual syndrome or menopause. The Settlement Agreement provided NAI a period of time to change the label on one existing product and associated written materials containing references to certain isoflavones. The one re-labeled product was the only NAI product affected by the Settlement Agreement. NAI does not believe this agreement will have a material adverse effect on its business, consolidated results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to our stockholders for a vote during the fourth quarter ended June 30, 2006.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low closing prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2006 and 2005:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$8.25	$6.64	$9.65	$6.32
Second Quarter	$6.80	$5.27	$11.46	$7.88
Third Quarter	$8.54	$6.34	$9.85	$6.37
Fourth Quarter	$10.86	$8.00	$8.21	$6.75

In addition to the Nasdaq Global Market, our shares are also listed for trading on the Berlin-Bremen Stock Exchange, the Frankfurt Stock Exchange, and the XETRA Stock Exchange, each of which is a foreign exchange located in Germany. We are not aware of any other exchanges on which our shares are traded.

Holders

As of September 13, 2006, there were approximately 342 stockholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to help provide funds for future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend.

Recent Sales of Unregistered Securities

Other than as previously reported on our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, and filed with the Securities and Exchange Commission on February 14, 2006, during the fiscal year ended June 30, 2006, we did not sell any unregistered securities.

Repurchases

During the fiscal year ended June 30, 2006, we did not repurchase any shares of our common stock, nor were any repurchases made on our behalf.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables contain certain financial information about NAI, including its subsidiaries. When you review this information, you should keep in mind that it is historical. Our future financial condition and results of operations will vary based on a variety of factors. You should carefully review the following information together with the information on risks under Item 1A and elsewhere in this report, and our consolidated financial statements included in this report under Item 8.

Annual Financial Data

	Annual Financial Information for Years Ended June 30 (Amounts in thousands, except per share amounts)
	2006	2005	2004	2003	2002
Net sales	$99,131	$91,492	$78,534	$55,962	$50,037
Cost of goods sold	76,754	73,095	59,964	42,781	39,068

Gross profit	22,377	18,397	18,570	13,181	10,969
Selling, general & administrative expenses	17,759	14,605	15,188	12,012	10,684

Income from operations	4,618	3,792	3,382	1,169	285

Other income (expense):
Interest income	28	21	24	57	16
Interest expense	(565)	(280)	(274)	(252)	(665)
Foreign exchange gain (loss)	41	(137)	57	12	(68)
Proceeds from vitamin antitrust litigation	—	—	—	225	3,410
Other, net	(11)	13	(165)	(59)	259

Total other income (expense)	(507)	(383)	(358)	(17)	2,952

Income before income taxes	4,111	3,409	3,024	1,152	3,237
Provision for (benefit from) income taxes	1,441	1,210	24	47	(642)

Net income	$2,670	$2,199	$3,000	$1,105	$3,879

Net income per common share:
Basic	$0.42	$0.37	$0.51	$0.19	$0.67
Diluted	$0.39	$0.34	$0.48	$0.18	$0.67
Weighted average common shares:
Basic	6,340	5,949	5,843	5,809	5,788
Diluted	6,776	6,465	6,304	6,021	5,798
Balance sheet data at end of period:
Total assets	$62,453	$44,138	$42,468	$30,724	$27,510
Working capital	$13,172	$14,398	$17,468	$12,321	$8,725
Long-term debt, net of current portion	$4,596	$2,979	$3,841	$2,386	$1,576
Total stockholders’ equity	$33,291	$26,917	$24,128	$20,777	$19,608

Quarterly Financial Data - Unaudited

	Quarterly Financial Information for Fiscal 2006 and Fiscal 2005 (Amounts in thousands, except per share amounts)
	Fiscal 2006				Fiscal 2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net sales	$34,246	$23,284	$19,868	$21,733	$24,730	$22,490	$21,545	$22,727
Cost of goods sold	26,301	17,098	15,678	17,677	20,456	18,277	16,953	17,409

Gross profit	7,945	6,186	4,190	4,056	4,274	4,213	4,592	5,318
Selling, general & administrative expenses	5,995	5,039	3,347	3,378	3,433	3,538	3,710	3,924

Income from operations	1,950	1,147	843	678	841	675	882	1,394

Other income (expense):
Interest income	1	1	16	10	6	5	6	4
Interest expense	(265)	(159)	(83)	(58)	(89)	(86)	(54)	(51)
Foreign exchange gain (loss)	51	(8)	(23)	21	(115)	(188)	168	(2)
Other, net	(4)	(4)	(3)	–	(3)	(8)	25	(1)

Total other income (expense)	(217)	(170)	(93)	(27)	(201)	(277)	145	(50)

Income before income taxes	1,733	977	750	651	640	398	1,027	1,344
Provision for income taxes	557	356	289	239	355	121	242	492

Net income	$1,176	$621	$461	$412	$285	$277	$785	$852

Net income per common share:
Basic	$0.18	$0.09	$0.07	$0.07	$0.05	$0.05	$0.13	$0.14
Diluted	$0.16	$0.09	$0.07	$0.06	$0.04	$0.04	$0.12	$0.13
Weighted average common shares:
Basic	6,589	6,572	6,186	6,013	5,982	5,958	5,929	5,924
Diluted	7,169	7,006	6,485	6,469	6,414	6,421	6,572	6,448

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the last three fiscal years ended June 30, 2006. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below. You should carefully review the risks described under Item 1A and 7A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 7 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 7 and this report.

In fiscal 2006, we achieved record breaking net sales of $99.1 million and completed our fifth consecutive year of increased revenue and operating profits.

A cornerstone of our business strategy has been and will continue to be to achieve long-term growth and diversify our sales. During fiscal 2006, we focused on the following initiatives, on which we expect to continue to focus during fiscal 2007:

•	Leveraging our state of the art, certified facilities to:

•	Increase the value of the goods and services we provide to our highly valued private label contract manufacturing customers; and

•	Assist us in developing relationships with additional quality oriented customers;

•	Implementing focused initiatives to market our own branded products through RHL’s distribution channels; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

We believe our efforts to achieve long-term growth and diversify our sales are beginning to be rewarded. We have established relationships with two new customers who are leaders in the direct sales marketing channel and completed our acquisition of RHL. We believe our acquisition of RHL marks a significant advance in our initiative to market our own branded products and expand our distribution channels and could provide the following benefits:

•	Additional expertise in direct marketing and retail channels;

•	Existing leading branded products in the FDM retail channel;

•	Access to additional direct marketing and mass-market channels for NAI’s existing products and concepts; and

•	Cost savings from integrating certain NAI outsourced activities with RHL’s existing operations and eliminating certain duplicative costs.

During the third quarter of fiscal 2006, we integrated previously outsourced fulfillment activities for our Dr. Cherry Pathway to Healing® product line into RHL’s existing operation, which should generate cost savings in future periods. During the fourth quarter of fiscal 2006, we initiated the integration of call center activities for our Dr. Cherry Pathway to Healing® product line, which was completed in August 2006.

Looking forward, while there can be no assurance our new customer relationships will generate future sales or that we will realize all of the benefits we hope to realize from our RHL acquisition, we remain optimistic and expect to continue our long-term trend of annual revenue growth. However, we anticipate quarterly revenue fluctuations due to, among other things, the timing of customer orders that are impacted by marketing programs, supply chain management, entry into new markets and new product introductions.

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

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB104), Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48), and Emerging Issues Task Force Abstract (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products.” SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

We account for RHL payments made to customers in accordance with EITF 01-09, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. RHL has various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of EITF 01-09 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $148,000 for the year ended June 30, 2006.

RHL warrants its products for full satisfaction, generally from 30 to 120 days. Our policy requires us to replace the product or refund the purchase price to the customer. At the time product revenue is recognized, we record an allowance for anticipated returns with an offsetting decrease to revenue based on historical experience. We periodically assess the adequacy of our liability and adjust the balance as necessary.

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

Inventory Reserve

We operate primarily as a private label contract manufacturer that builds products following receipt of customer specific purchase orders. From time to time, we will build inventory for private label contract manufacturing customers under a specific purchase order with delivery dates that may subsequently be rescheduled or canceled at the customer’s request. We value inventory at the lower of cost or market on an item-by-item basis and establish reserves equal to all or a portion of the related inventory to reflect situations in which the cost of the inventory is not expected to be recovered. This requires us to make estimates regarding the market value of our inventory, including an assessment for excess and obsolete inventory. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and efficacy, foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or other factors differ from expectations.

As of June 30, 2006, we had invested approximately $3.7 million in inventory following receipt of a customer’s purchase order. The delivery dates in the underlying purchase order are in the process of being rescheduled at the request of the customer. Based on our evaluation of various factors, including our discussions with the customer, the likely rescheduled delivery dates, and the remaining shelf life and efficacy of the inventory, we believe the likelihood of a charge to reduce the value of the inventory associated with the purchase order is remote. If, however, any of the factors upon which we based our evaluation vary significantly from our expectations, the value of our inventory could be reduced by a material amount.

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

Derivative Financial Instruments

We use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts and currency options. We account for derivative financial instruments using the deferral method under Financial Accounting Standard 133, “Accounting for Derivatives and Related Hedging Activity” (FAS 133), when such instruments are intended to hedge identifiable, firm foreign currency commitments or anticipated transactions and are designated as, and effective as, hedges. Foreign exchange exposures arising from certain transactions that do not meet the criteria for the deferral method are marked-to-market.

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect our estimate of current and past due receivable balances that may not be collected. The allowance for doubtful accounts is based upon our assessment of the collectibility of specific customer accounts, the aging of accounts receivable and our history of bad debts. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses in the receivable balance under current conditions. However, significant deterioration in the financial condition of our customers, resulting in an impairment of their ability to make payments, could materially change these expectations and additional allowance may be required.

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

Results of Operations

The results of operations for the fiscal years ended June 30 were as follows (dollars in thousands, except per share amounts):

	2006	2005	% Change (2006-2005)	2004	% Change (2005-2004)
Private label contract manufacturing	$85,277	$83,382	2	$68,493	22
Direct-to-consumer marketing program	8,121	8,110	—	10,041	(19)
RHL	5,733	—	n/a	—	n/a

Total net sales	99,131	91,492	8	78,534	16
Cost of goods sold	76,754	73,095	5	59,964	22

Gross profit	22,377	18,397	22	18,570	(1)
Gross profit %	22.6%	20.1%		23.6%
Selling, general & administrative expenses	17,759	14,605	22	15,188	(4)
% of net sales	17.9%	16.0%		19.3%
Other expenses, net	507	383	32	358	7

Income before income taxes	4,111	3,409	21	3,024	13
% of net sales	4.1%	3.7%		3.9%
Net income	$2,670	$2,199	21	$3,000	(27)

% of net sales	2.7%	2.4%		3.8%
Diluted net income per common share	$0.39	$0.34	15	$0.48	(29)

Fiscal 2006 Compared to Fiscal 2005

The percentage increase in private label contract manufacturing net sales was attributed to the following:

Arbonne International	12%
NSA International, Inc.	1
Mannatech, Incorporated	(8)
Weakening of the Euro against the U.S dollar	(1)
Other customers	(2)

Total	2%

•	During fiscal 2006, we established a relationship with Arbonne International, which included $9.0 million of net sales for initial shipments of a single new product;

•	Growth in net sales to NSA International, Inc. over the prior year resulted primarily from higher volumes of established products in existing markets, which contributed two percentage points of the net sales growth, partially offset by lower average prices per unit, which reduced our net sales growth by one percentage point; and

•	Reduction in net sales to Mannatech, Incorporated from the prior year resulted primarily from a shift in sales mix to lower priced products, which resulted in five percentage points of the decrease and lower volumes of established products in existing markets of three percentage points.

Net sales to our two largest customers as a percentage of total net sales decreased to 67% from 79% in the prior year.

Gross profit margin increased 2.5 percentage points to 22.6% in fiscal 2006 from 20.1% in fiscal 2005. The increase in gross profit margin was primarily due to the following:

RHL operations	2.6%
Shift in sales mix	0.9
Change in inventory reserves	0.2
Incremental direct and indirect labor	(0.7)
Incremental overhead expenses	(0.5)

Total	2.5%

•	The shift in sales mix resulted primarily from powder sales comprising a lower percentage of sales compared to fiscal 2005. Powder products typically include higher material cost as a percentage of selling price compared to capsule or tablet products, resulting in lower gross profit margins.

•	Direct and indirect labor increased as a percentage of net sales from the prior year primarily due to the following private label contract manufacturing activities:

•	Producing higher volumes of products with a lower average price per unit; and

•	Incurring higher outsourced packaging costs to package configurations that differ from our capabilities.

•	Overhead expenses increased 0.5 percentage points, or $700,000, from the prior year primarily due to:

•	Incremental expenses related to our facility expansion in Vista, California and Manno, Switzerland as follows:

•	Rent and facility related expenses of $396,000; and

•	Depreciation and amortization expenses related primarily to our facility expansion in Vista, California of $410,000;

•	Incremental freight and shipping expense of $408,000; partially offset by

•	Reduced outsourced lab testing and consulting of $429,000 in conjunction with the preparation for our TGA audit in fiscal 2005.

Selling, general and administrative expenses increased $3.2 million, or 22%, from the prior year primarily due to the following:

•	Additional RHL selling, general and administrative expenses of $4.5 million; and

•	Incremental direct-to-consumer marketing brand development expenses of $489,000, primarily for the launch on a test basis of a new direct mail campaign featuring Dr. Richard Linchitz, a nationally recognized physician, and TheraflexTM, one of our proprietary formulas. We plan to continue testing this direct mail campaign in fiscal 2007; partially offset by

•	Reduced NAI selling, general and administrative expenses of $1.9 million primarily due to the following:

•	Nonrecurring compliance expenses incurred last year for TGA regulatory of $706,000 and Sarbanes-Oxley of $323,000;

•	Reduced personnel expenses of $456,000 primarily due to the termination of certain regulatory compliance and product formulation personnel in June 2005, partially offset by employee restructuring costs for the termination of the Senior Vice President - Sales & Marketing in June 2006;

•	Reduced stock compensation expense of $102,000 primarily associated with the acceleration of vesting of all outstanding and unvested stock options in fiscal 2005; and

•	Reduced bad debt expense of $211,000, primarily due to lower risk of collection associated with our private label contract manufacturing customers during fiscal 2006.

Other expense, net increased $124,000 primarily due to the following:

•	An increase in interest expense of $285,000 primarily due to the following:

•	Additional $3.8 million term loan obtained in December 2005 to partially fund the RHL acquisition;

•	Increase in our weighted average interest rate on our variable rate debt; and

•	Incremental utilization of our line of credit to fund inventory purchases in the third quarter for orders shipped in the fourth quarter.

•	Foreign exchange gain of $41,000 compared to a foreign exchange loss of $137,000 in the prior year. This improvement of $178,000 was primarily due to the net loss associated with derivative financial instruments to manage our foreign currency exchange risk of $29,000 compared to $109,000 in the prior year.

Our effective tax rate for fiscal 2006 was 35.1% compared to 35.5% in fiscal 2005.

Fiscal 2005 Compared to Fiscal 2004

The percentage increase in private label contract manufacturing net sales was attributed to the following:

Mannatech, Incorporated net sales growth	17%
NSA International, Inc. net sales growth	8
Strengthening of the Euro against the U.S dollar	1
Discontinuation of two customer relationships	(7)
Other customers net sales growth	3

Total	22%

•	Net sales growth from Mannatech, Incorporated over the prior year resulted primarily from the following:

•	Higher volumes of established products in existing markets contributed 16 percentage points; and

•	Introduction of existing products into new markets contributed one percentage point.

•	Net sales growth from NSA International, Inc over the prior year resulted primarily from higher volumes of established products in existing markets.

•	We discontinued relationships with two of our customers due to the disproportionate risks related to inventory levels and accounts receivable required to continue serving these customers.

•	The remaining increase in private label contract manufacturing net sales was from growth in sales to newer customers, partially offset by decreased volumes with existing customers.

The increase in our private label contract manufacturing net sales was partially offset by the decrease in our direct-to-consumer net sales. This decrease was a continuation of the decline in sales for the Dr. Cherry Pathway to Healing® product line due to our prior reduction in media spending investment in new television markets for the product line and a reduction in new customer acquisitions from our primary television market. In addition, we terminated the Chopra Center EssentialsTM product line in June 2005.

Gross profit margin decreased 3.5 percentage points to 20.1% in fiscal 2005 from 23.6% in fiscal 2004. The decrease in gross profit margin was primarily due to the following:

Shift in sales mix	(4.0	) %
Incremental inventory reserves	(0.5)
Incremental overhead expenses	(0.6)
Reduction in royalties paid to third parties	0.6
Reduction in direct and indirect labor	1.0

Total	(3.5)%

•	The shift in sales mix resulted from selling higher volumes of established powder products to one of our largest customers. Powder products typically include higher material cost as a percentage of selling price compared to capsule or tablet products, resulting in lower gross profit margins;

•	Overhead expenses as a percentage of net sales increased 0.6 percentage points or $1.6 million, from the prior year primarily due to the following:

•	Incremental outsourced lab testing of $756,000 in conjunction with the preparation for our TGA audit; and

•	Incremental rent and maintenance expense of $545,000 related to our facility expansion in Vista, California.

•	Reduction in direct-to-consumer marketing program royalties resulted from lower net sales; and

•	Reduction in direct and indirect labor was primarily due to improved operational efficiencies and fixed cost leverage.

Selling, general and administrative expenses decreased $583,000, or 4%, from the prior year primarily attributable to the following:

•	Incremental Sarbanes-Oxley compliance costs of $323,000;

•	Incremental costs of $706,000 due to increased regulatory certification requirements to improve service to our customers selling products in international markets;

•	Incremental personnel costs of $844,000 primarily due to changes in personnel to strengthen quality assurance, regulatory compliance, product formulation and sales and marketing; and

•	Incremental non-cash charge of $131,000 associated with the acceleration of vesting of all outstanding and unvested stock options; partially offset by

•	Reduced clinical study costs of $398,000 as a result of lowering our level of participation in certain clinical studies;

•	Reduced compensation costs under our Management Cash Incentive Plan of $1.2 million; and

•	Reduced direct-to-consumer marketing brand development spending of $324,000 and call center costs of $411,000 associated with lower direct-to-consumer net sales.

Other expense, net, increased $25,000 over the prior year primarily attributable to the following:

•	Net loss associated with derivative financial instruments to manage our foreign currency exchange risks of $109,000; and

•	Incremental net loss on translation of Euro denominated cash and receivables of $28,000; partially offset by

•	A gain of $47,000 on the sale of a previously written-off investment; and

•	Fiscal 2004 included a $61,000 charge in conjunction with refinancing our credit facility in May 2004. The charge related to a prepayment penalty and the write-off of capitalized issuance costs.

Our effective tax rate for fiscal 2005 was 35.5% compared to 1% in fiscal 2004. The increase in our effective rate was primarily attributable to the reduction in our valuation allowance on our net deferred tax assets in the prior year. Income taxes for fiscal 2005 differed from statutory rates primarily due to our Swiss federal and cantonal income tax holiday and the utilization of certain federal and state tax credits. Our Swiss tax holiday ended on June 30, 2005.

During the fourth quarter of fiscal 2005 we repatriated $2.0 million of NAIE’s foreign earnings under the American Jobs Creation Act (the “Act”), which was signed into law on October 22, 2004. The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The $2.0 million repatriation resulted in an increase of $232,000 in our tax provision for fiscal 2005. NAIE’s repatriated foreign earnings previously had been designated as permanently reinvested and the remaining undistributed retained earnings continue to be designated as such subsequent to the one-time repatriation.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used in operating activities was $3.8 million compared to net cash provided by operating activities of $2.5 million in fiscal 2005 and $3.3 million in fiscal 2004.

At June 30, 2006, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, used $2.3 million in cash during fiscal 2006 compared to $2.0 million in the prior year. Cash used by accounts receivable in fiscal 2006 and fiscal 2005 was due to higher annual sales of which in each year the fourth quarter represented record quarterly sales. Days sales outstanding was 45 days during fiscal 2006 compared to 40 days in fiscal 2005. This increase in days sales outstanding was due to timing of fourth quarter shipments.

At June 30, 2006, changes in inventory used $3.3 million in cash during fiscal 2006 compared to $124,000 of cash used in fiscal 2005. The increase in inventory at June 30, 2006 was primarily for our new private label contract manufacturing customer.

Approximately $1.0 million of our operating cash flow was generated by NAIE in fiscal 2006. In June 2005, we repatriated $2.0 million of NAIE retained earnings under the American Jobs Creation Act. As of June 30, 2006, NAIE’s undistributed retained earnings are considered indefinitely reinvested.

Cash used in investing activities in fiscal 2006 was $7.9 million compared to $7.7 million in fiscal 2005 and $3.3 million in fiscal 2004. Cash used in investing activities for fiscal 2006 included $5.6 million of net cash used in the acquisition of RHL. The reconciliation of RHL net assets acquired to net cash used in the acquisition at December 5, 2005, is as follows (in thousands):

RHL net assets acquired	$9,346
NAI stock consideration	(3,255)
Transaction costs	(283)
RHL cash acquired	(191)

Total	$5,617

Capital expenditures were $2.3 million in fiscal 2006 compared to $7.7 million in fiscal 2005 and $3.3 million in fiscal 2004. Fiscal 2006 capital expenditures were primarily for manufacturing equipment in our Vista, California facility and Manno, Switzerland facility. Fiscal 2005 capital expenditures were primarily for the expansion of our Vista, California production facility, which included the acquisition of additional manufacturing equipment. Fiscal 2005 capital expenditures included $960,000 of tenant improvements that were funded by landlord allowances.

Our consolidated debt increased to $15.9 million at June 30, 2006 from $3.8 million at June 30, 2005 primarily due to the additional $3.8 million term loan obtained from our credit facility to fund, in part, the cash purchase price of the RHL acquisition, and $9.6 million outstanding on our working capital line of credit for the additional investment in inventory for orders from a new private label contract manufacturing customer.

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

We obtained an additional $3.8 million term loan on December 5, 2005, to fund, in part, the cash purchase price of the RHL acquisition, and an additional $2.5 million loan commitment on March 29, 2006, to fund, in part, raw material purchases and other matters in connection with the fulfillment of orders from one of our new private label contract manufacturing customers. The $2.5 million loan was paid in full on May 31, 2006.

As a result of the amendments and additional term loan, our bank credit facility increased to a total of $20.9 million, comprised of a $12.0 million working capital line of credit and $8.9 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $1.1 million fifteen year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and the $3.8 million four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $138,000 plus interest.

On May 13, 2005, we purchased seven option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The seven options expire monthly beginning June 2005 and ending December 2005. The option contracts had a notional amount of $4.2 million, a weighted average strike price of $1.19, and a purchase price of $21,000. The risk of loss associated with the options is limited to premium amounts paid for the option contracts. As of June 30, 2006, we had exercised one of the options and six of the options had expired.

On July 7, 2005, we purchased 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning January 2006 and ending December 2006. The option contracts had a notional amount of $7.0 million, a weighted average strike price of $1.16, and a purchase price of $152,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of June 30, 2006, six of the options had expired.

On October 5, 2005, we purchased an option contract to protect against the foreign currency translation risk inherent in our Euro denominated working capital components. The option contract, which expired on June 30, 2006, had a notional amount of $1.2 million, a strike price of $1.19, and a purchase price of $29,000. The risk of loss associated with the option was limited to the purchase price paid for the option contract.

On April 6, 2006, we purchased seven option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The seven options expire monthly beginning January 2007 and ending July 2007. The option contracts had a notional amount of $4.9 million, a weighted average strike price of $1.16, and a purchase price of $62,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts.

On July 6, 2006, we sold the remaining options purchased on July 7, 2005 and April 6, 2006 for $13,000. The proceeds were used to purchase 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning August 2006 and ending July 2007. The option contracts had a notional amount of $8.9 million, a weighted average strike price of $1.24, and a purchase price of $103,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. The unrealized losses associated with the options sold were $136,000 and will be recognized in cost of goods sold under the original monthly option contract expiration dates.

There were no other derivative financial instruments at June 30, 2006.

As of June 30, 2006, we had $2.2 million in cash and cash equivalents and $2.3 million available under our line of credit, net of $134,000 outstanding letter of credit issued to our landlord. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

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

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at June 30, 2006 (dollars in thousands).

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-Term Debt	$6,362	$1,766	$3,291	$852	$453
Operating Leases	18,466	2,208	4,384	4,281	7,593

Total Obligations	$24,828	$3,974	$7,675	$5,133	$8,046

Inflation

We do not believe that inflation or changing prices have had a material impact on our historical operations or profitability.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the interpretation. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on our financial statements.

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

Interest Rates

At June 30, 2006, we had fixed rate debt of $519,000 and variable rate debt of approximately $15.4 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of June 30, 2006, the weighted average effective interest rate on our variable rate debt was 6.99%. An immediate one hundred basis point (1.0%) increase in the interest rates on our variable rate debt, holding other variables constant, would have increased our interest expense by $74,000 for the fiscal year ended June 30, 2006. Interest rates have been at or near historic lows in recent years but have been increasing during the past year. There can be no guarantee that interest rates will not rise further. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

On July 7, 2005, we purchased 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning January 2006 and ending December 2006. The option contracts had a notional amount of $7.0 million, a weighted average strike price of $1.16, and a purchase price of $152,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of June 30, 2006, six of the options had expired.

On October 5, 2005, we purchased an option contract to protect against the foreign currency translation risk inherent in our Euro denominated working capital components. The option contract, which expired on June 30, 2006, had a notional amount of $1.2 million, a strike price of $1.19, and a purchase price of $29,000. The risk of loss associated with the option was limited to the purchase price paid for the option contract.

On April 6, 2006, we purchased seven option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The seven options expire monthly beginning January 2007 and ending July 2007. The option contracts had a notional amount of $4.9 million, a weighted average strike price of $1.16, and a purchase price of $62,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts.

On July 6, 2006, we sold the remaining options purchased on July 7, 2005 and April 6, 2006 for $13,000. These proceeds were used to purchase 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning August 2006 and ending July 2007. The option contracts had a notional amount of $8.9 million, a weighted average strike price of $1.24, and a purchase price of $103,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. The unrealized losses associated with the options sold were $136,000 and will be recognized in cost of goods sold over the original terms of the option contracts.

On June 30, 2006, the Swiss Franc closed at 1.25 to 1.00 United States dollar and the Euro closed at 0.80 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the fiscal year ended June 30, 2006 by $365,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California

August 4, 2006

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,157	$1,916
Accounts receivable - less allowance for doubtful accounts of $217 at June 30, 2006 and $221 at June 30, 2005	12,839	10,834
Inventories, net	17,054	12,987
Deferred income taxes	1,059	421
Other current assets	1,916	1,012

Total current assets	35,025	27,170

Property and equipment, net	15,943	16,507
Goodwill and purchased intangibles, net	11,303	—
Deferred income taxes	—	276
Other noncurrent assets, net	182	185

Total assets	$62,453	$44,138

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,221	$7,973
Accrued liabilities	2,265	1,923
Accrued compensation and employee benefits	1,964	1,351
Line of credit	9,574	—
Income taxes payable	1,063	664
Current portion of long-term debt	1,766	861

Total current liabilities	21,853	12,772
Long-term debt, less current portion	4,596	2,979
Deferred income taxes	1,260	—
Deferred rent	1,262	1,264
Long-term pension liability	191	206

Total liabilities	29,162	17,221

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2006 and June 30, 2005, issued and outstanding 6,685,546 at June 30, 2006 and 6,064,467 at June 30, 2005	67	61
Additional paid-in capital	15,331	11,494
Accumulated other comprehensive loss	(276)	(137)
Retained earnings	18,462	15,792
Treasury stock, at cost, 61,000 shares at June 30, 2006 and June 30, 2005	(293)	(293)

Total stockholders’ equity	33,291	26,917

Total liabilities and stockholders’ equity	$62,453	$44,138

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Income And Comprehensive Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2006	2005	2004
Net sales	$99,131	$91,492	$78,534
Cost of goods sold	76,754	73,095	59,964

Gross profit	22,377	18,397	18,570
Selling, general & administrative expenses	17,759	14,605	15,188

Income from operations	4,618	3,792	3,382
Other income (expense):
Interest income	28	21	24
Interest expense	(565)	(280)	(274)
Foreign exchange gain (loss)	41	(137)	57
Other, net	(11)	13	(165)

	(507)	(383)	(358)

Income before income taxes	4,111	3,409	3,024
Provision for income taxes	1,441	1,210	24

Net income	$2,670	$2,199	$3,000

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	(89)	8	—
Additional minimum pension liability, net of tax	(50)	(49)	(96)

Comprehensive income	$2,531	$2,158	$2,904

Net income per common share:
Basic	$0.42	$0.37	$0.51

Diluted	$0.39	$0.34	$0.48

Weighted average common shares outstanding:
Basic	6,340,110	5,949,212	5,843,241
Diluted	6,775,661	6,464,714	6,304,167

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, June 30, 2003	6,087,532	$61	$11,426	$10,593	$(1,303)	$—	$20,777
Issuance of common stock for employee stock purchase plan and stock option exercises	94,860	1	327	—	—	—	328
Cancellation of treasury stock	(211,400)	(2)	(1,008)	—	1,010	—	—
Compensation expense related to stock options	—	—	119	—	—	—	119
Additional minimum pension liability, net of tax	—	—	—	—	—	(96)	(96)
Net income	—	—	—	3,000	—	—	3,000

Balance, June 30, 2004	5,970,992	60	10,864	13,593	(293)	(96)	24,128
Issuance of common stock for employee stock purchase plan and stock option exercises	93,475	1	427	—	—	—	428
Compensation expense related to stock options	—	—	72	—	—	—	72
Compensation expense related to the acceleration of stock options	—	—	131	—	—	—	131
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	8	8
Additional minimum pension liability, net of tax	—	—	—	—	—	(49)	(49)
Net income	—	—	—	2,199	—	—	2,199

Balance, June 30, 2005	6,064,467	61	11,494	15,792	(293)	(137)	26,917

Issuance of common stock for employee stock purchase plan and stock option exercises	111,079	1	462	—	—	—	463
Issuance of common stock related to business acquisition	510,000	5	3,250	—	—	—	3,255
Compensation expense related to stock options and employee stock purchase plan	—	—	88	—	—	—	88
Compensation expense related to the acceleration of stock options	—	—	37	—	—	—	37
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	(89)	(89)
Additional minimum pension liability, net of tax	—	—	—	—	—	(50)	(50)
Net income	—	—	—	2,670	—	—	2,670

Balance, June 30, 2006	6,685,546	$67	$15,331	$18,462	$(293)	$(276)	$33,291

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities
Net income	$2,670	$2,199	$3,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (reduction) for uncollectible accounts receivable	(34)	89	105
Depreciation and amortization	2,990	2,559	2,676
Amortization of purchased intangibles	148	—	—
Deferred income taxes	(530)	(404)	(293)
Non-cash compensation	125	203	119
Pension benefit (expense), net of contributions	(98)	17	(77)
Loss on disposal of assets	—	20	86
Changes in operating assets and liabilities (net of effects of business acquisition):
Accounts receivable	(2,264)	(2,034)	(3,326)
Inventories	(3,279)	(124)	(5,018)
Other assets	(569)	(427)	71
Accounts payable and accrued liabilities	(3,901)	1,351	3,758
Income taxes payable	399	344	274
Accrued compensation and employee benefits	527	(1,275)	1,909

Net cash provided by (used in) operating activities	(3,816)	2,518	3,284

Cash flows from investing activities
Capital expenditures	(2,295)	(7,706)	(3,322)
Net cash paid for business acquisition	(5,617)	—	—
Repayment of notes receivable	—	13	7

Net cash used in investing activities	(7,912)	(7,693)	(3,315)

Cash flows from financing activities
Borrowings on long-term debt	3,800	—	4,055
Payments on long-term debt	(1,868)	(832)	(2,339)
Net borrowings on line of credit	9,574	—	—
Issuance of common stock	463	428	328

Net cash provided by (used in) financing activities	11,969	(404)	2,044

Net increase (decrease) in cash and cash equivalents	241	(5,579)	2,013
Cash and cash equivalents at beginning of year	1,916	7,495	5,482

Cash and cash equivalents at end of year	$2,157	$1,916	$7,495

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$1,558	$1,075	$44
Interest	$536	$280	$243
Disclosure of non-cash activities:
Treasury stock cancelled	$—	$—	$1,010
Net unrealized gains (losses) resulting from change in fair value of derivative instruments	$(89)	$8	$—
Additional minimum pension liability	$50	$49	$96

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

Subsidiaries

On January 22, 1999, NAIE was formed as our wholly owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened its manufacturing facility to provide manufacturing capability in encapsulation and tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration. Upon formation, NAIE obtained from the Swiss tax authorities a five-year Swiss federal and cantonal income tax holiday that ended June 30, 2005.

On December 5, 2005, we acquired RHL, which primarily markets branded nutritional supplements and other lifestyle products. RHL’s operations include in-house creative, catalog design, supply chain management and call center and fulfillment activities.

Principles of Consolidation

The consolidated financial statements include the accounts of NAI and our wholly owned subsidiaries, NAIE and RHL. All significant intercompany accounts and transactions have been eliminated. The functional currency of NAIE, our foreign subsidiary, is the United States dollar. The financial statements of NAIE have been translated at either current or historical exchange rates, as appropriate, with gains and losses included in the consolidated statements of income.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Other Intangible Assets

Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Under SFAS 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions are not amortized.

Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) addresses financial accounting and reporting for the impairment of long-lived assets (excluding goodwill) and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” for recognition and measurement of the impairment of long-lived assets to be held and used.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB104), Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48) and Emerging Issues Task Force Abstract (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products.” SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

We account for RHL payments made to customers in accordance with EITF 01-09, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. RHL has various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of EITF 01-09 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $148,000 for the year ended June 30, 2006.

RHL warrants its products for full satisfaction, generally from 30 to 120 days. Our policy requires us to replace the product or refund the purchase price to the customer. At the time product revenue is recognized, we record an allowance for anticipated returns with an offsetting decrease to revenue based on historical experience. We periodically assess the adequacy of our liability and adjust the balance as necessary.

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

Shipping and Handling Costs

In accordance with EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” we include fees earned on the shipment of our products to customers in sales and include costs incurred on the shipment of product to customers in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses for the three fiscal years ended June 30 were $1.1 million for 2006, $741,000 for 2005 and $867,000 for 2004.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last three fiscal years ended June 30 were $1.7 million for 2006, $3.5 million for 2005 and $2.8 million for 2004.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising for RHL branded products and the As We Change catalog, which is capitalized and amortized over its expected period of future benefits. These direct-response advertising costs consist primarily of catalogs. The capitalized costs of the advertising are amortized over a projected catalog life period following the publication of the catalog, typically six months. We incurred and expensed advertising costs in the amount of $4.0 million during the fiscal year ended June 30, 2006, $865,000 during fiscal 2005 and $1.3 million during fiscal 2004. These costs were included in selling, general and administrative expenses in the accompanying statements of income.

We had advertising costs reported as an asset of $630,000 at June 30, 2006 and $0 at June 30, 2005 included in other current assets in the accompanying balance sheet.

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

We estimated the fair value of the stock option awards at the date of grant and employee stock purchase plan shares at the beginning of the offering period using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of our stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of the fiscal 2006 grants is derived from historical and other factors.

The per share fair value of options granted in connection with stock option plans and rights granted in connection with employee stock purchase plans reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plans
	Fiscal Years Ended June 30,			Fiscal Years Ended June 30,
	2006	2005	2004	2006	2005	2004
Expected life (years)	4.0 – 5.0	4.0 – 8.0	4.0–8.0	0.5	0.5	0.5
Risk-free interest rate	4.4 – 4.9%	3.4 – 3.8%	2.4 - 3.7%	3.9%	2.0%	1.0%
Volatility	47%	54%	64%	51%	54%	64%
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted average fair value	$2.76	$3.82	$3.21	$1.11	$2.36	$1.82

For purposes of the disclosures, we have amortized the estimated fair value of our stock option awards to expense over the options’ vesting periods and the estimated fair value of our employee stock purchase plan shares over the offering period. The following table illustrates the effect on net income and net income per common share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Fiscal Years Ended June 30,
	2006	2005	2004
Net income - as reported	$2,670	$2,199	$3,000
Plus: Reported stock-based compensation	125	203	119
Less: Fair value stock-based compensation	(125)	(2,658)	(718)

Net income (loss) - pro forma	$2,670	$(256)	$2,401

Reported basic net income per common share	$0.42	$0.37	$0.51

Pro forma basic net income (loss) per common share	$0.42	$(0.04)	$0.41

Reported diluted net income per common share	$0.39	$0.34	$0.48

Pro forma diluted net income (loss) per common share	$0.39	$(0.04)	$0.38

Effective April 27, 2005, our Board of Directors approved the acceleration of the vesting of all outstanding and unvested options held by directors, officers and other employees under our 1999 Omnibus Equity Incentive Plan. As a result of the acceleration, options to acquire 827,932 shares of our common stock, which otherwise would have vested over the next 36 months, became immediately exercisable. This action was taken to eliminate, to the extent permitted, the transition expense that we otherwise would have incurred in connection with the adoption of SFAS 123R. Under the accounting guidance of APB 25, the accelerated vesting resulted in a charge for stock-based compensation of approximately $131,000, which was recognized in the fourth quarter of fiscal 2005. In the fourth quarter of fiscal 2006 we recorded an additional charge of $37,000.

The aggregate intrinsic value of awards outstanding as of June 30, 2006 was $7.3 million. The aggregate value of awards exercisable as of June 30, 2006 was $6.8 million. In addition, the aggregate intrinsic value of awards exercised was $437,000 during fiscal 2006. The total remaining unrecognized compensation cost related to unvested awards amounted to $332,000 at June 30, 2006 and is expected to be recognized over the next three years. The weighted average remaining requisite service period of the unvested awards was 30 months.

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

	For the Years Ended June 30,
	2006	2005	2004
Numerator
Net income	$2,670	$2,199	$3,000
Denominator
Basic weighted average common shares outstanding	6,340	5,949	5,843
Dilutive effect of stock options	436	516	461

Diluted weighted average common shares outstanding	6,776	6,465	6,304

Basic net income per common share	$0.42	$0.37	$0.51

Diluted net income per common share	$0.39	$0.34	$0.48

Shares related to stock options of 284,000 for the fiscal year ended June 30, 2006, 193,000 for fiscal 2005 and 61,000 for fiscal 2004, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our largest customers, whose receivable balances collectively represented 79% of gross accounts receivable at June 30, 2006 and 86% at June 30, 2005. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Acquisition

On December 5, 2005, we acquired Real Health Laboratories, Inc. (RHL), an integrated direct marketer of branded nutritional supplements and other lifestyle products. RHL markets and distributes its own branded products as well as third party branded products, including a variety of high quality nutritional, beauty, skin care, exercise, lifestyle and other personal care products. RHL’s operations include in-house creative, catalog design, supply chain management and call center and fulfillment activities. We believe the acquisition of RHL marks a significant advance in our strategy to market our own branded products and expand our distribution channels and could provide the following benefits:

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

Current assets	$1,311
Property and equipment	132
Other assets	120
Goodwill	7,241
Intangibles:
Distributor relationships	500
Direct consumer relationships	400
Tradenames	3,300
Non-compete agreements	10

Total assets acquired	13,014

Current liabilities	2,034
Deferred tax liability	1,634

Total liabilities assumed	3,668

Net assets acquired	9,346
Cash acquired	(191)
Debt assumed	590

Purchase price and debt assumed, net of cash acquired	$9,745

Unaudited pro forma consolidated financial information is presented below as if the acquisition of RHL had occurred at the beginning of the periods shown. The pro forma information presented below does not purport to present what actual results would have been if the acquisition occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of NAI included in this report, as well as the historical financial information of NAI and RHL included in other reports and documents we file with the SEC. The unaudited pro forma consolidated financial information for the years ended June 30 is as follows (in thousands, except per share data):

	2006	2005
Net sales	$101,901	$103,001

Net income	$1,695	$2,073

Diluted net income per common share	$0.24	$0.30

The unaudited pro forma consolidated financial information presented above includes the following adjustments to the combined results for NAI and RHL for the fiscal years ended June 30, 2006 and 2005:

•	A decrease in net income in the amount of $126,000 pre-tax or $80,000 after-tax for the fiscal year ended June 30, 2006, and $238,000 pre-tax or $150,000 after-tax for the fiscal year ended June 30, 2005, to reflect the interest expense relating to the additional $3.8 million term loan acquired to partially fund the cash purchase price of the RHL acquisition;

•	A decrease in net income in the amount of $126,000 pre-tax or $80,000 after-tax for the fiscal year ended June 30, 2006, and $252,000 pre-tax or $159,000 after-tax for the fiscal year ended June 30, 2005, to reflect the amortization of purchased intangible assets; and

•	Diluted net income per common share includes the impact of the 510,000 shares of NAI’s common stock issued as part of the consideration for the RHL acquisition.

The unaudited pro forma consolidated financial information presented above does not take into account any benefit that may result from the acquisition of RHL due to synergies that may be derived from the elimination of any duplicative costs, nor has it been adjusted to remove the effect of a one-time reduction of net sales related to a rebate program offered by RHL to introduce a new product and develop the RHL brand. Under the terms of the rebate program, the customers of a major Food, Drug and Mass Market (FDM) retailer were offered a one-time rebate on a certain RHL product purchased during the period September 25, 2005 through October 25, 2005 (Rebate Period), provided the customer submitted a completed rebate form to the FDM retailer postmarked no later than November 5, 2005. In accordance with the FASB Emerging Issues Task Force Abstract (EITF) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” the results of the rebate program were included as a reduction to revenue during the Rebate Period, which resulted in a decrease to net income in the amount of $1 million pre-tax or $630,000 after tax for the fiscal year ended June 30, 2006.

C. Goodwill and purchased intangibles

Goodwill and other acquisition-related intangibles as of June 30, 2006 were as follows (in thousands):

	Amortization Life in Years	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	N/A	$7,241	$—	$7,241
Distributor relationships	13	500	(22)	478
Direct consumer relationships	9	400	(26)	374
Tradenames	20	3,300	(97)	3,203
Non-compete agreements	2	10	(3)	7

		$11,451	$(148)	$11,303

The estimated future amortization expense of purchased intangible assets as of June 30, 2006 was as follows (in thousands):

Fiscal year 2007	252
Fiscal year 2008	249
Fiscal year 2009	247
Fiscal year 2010	247
Fiscal year 2011	247
Thereafter	2,820

$4,062

D. Inventories

Inventories, net consisted of the following at June 30 (dollars in thousands):

	2006	2005
Raw materials	$8,461	$8,068
Work in progress	5,339	3,230
Finished goods	3,254	1,689

	$17,054	$12,987

E. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years	2006	2005
Land	NA	$393	$393
Building and building improvements	7 –39	2,721	2,713
Machinery and equipment	3 – 12	20,208	18,470
Office equipment and furniture	3 – 5	3,843	3,280
Vehicles	3	204	204
Leasehold improvements	1 – 15	9,434	9,244

Total property and equipment		36,803	34,304
Less: accumulated depreciation and amortization		(20,860)	(17,797)

Property and equipment, net		$15,943	$16,507

F. Debt

We amended our credit facility on December 1, 2005 and again on March 29, 2006 to increase our working capital line of credit from $8.0 million to $12.0 million, extend the maturity date from November 2006 to November 2007 and modify certain financial covenants.

We obtained an additional $3.8 million term loan on December 5, 2005, to fund, in part, the cash purchase price of the RHL acquisition, and an additional $2.5 million loan commitment on March 29, 2006, to fund, in part, raw material purchases and other matters in connection with the fulfillment of orders from one of our new private label contract manufacturing customers. The loan commitment had an interest rate equal to the Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and was due and paid in full on May 31, 2006.

As a result of the amendments and additional term loan, our bank credit facility increased to a total of $20.9 million, comprised of a $12.0 million working capital line of credit and $8.9 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $1.1 million fifteen year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and the $3.8 million four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $138,000 plus interest.

As of June 30, 2006, the amount outstanding on the working capital line of credit was $9.6 million and the amount outstanding on the term loans was $6.4 million. As of June 30, 2006, we had $2.3 million available under the line of credit, net of a $134,000 outstanding letter of credit issued to our landlord.

As of March 31, 2006, in accordance with our lease agreement, we reduced our outstanding letter of credit issued to our landlord to $134,000.

The composite interest rate on all of our outstanding debt was 7.16% at June 30, 2006 and 5.18% at June 30, 2005.

Aggregate amounts of long-term debt maturities as of June 30, 2006 were as follows (dollars in thousands):

2007	$1,766
2008	1,836
2009	1,455
2010	706
2011	146
Thereafter	453

$6,362

G. Income Taxes

The provision for income taxes for the years ended June 30 consisted of the following (dollars in thousands):

	2006	2005	2004
Current:
Federal	$1,515	$1,320	$175
State	229	94	3
Foreign	227	109	139

	1,971	1,523	317

Deferred:
Federal	(558)	(398)	1,045
State	28	85	293
Change in valuation allowance	—	—	(1,631)

	(530)	(313)	(293)

Provision for income taxes	$1,441	$1,210	$24

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (dollars in thousands):

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$85	$85
Accrued vacation expense	166	189
Tax credit carryforward	163	99
Allowance for inventories	875	659
Other, net	244	35
Deferred rent	423	436
Net operating loss carryforward	26	31

Total gross deferred tax assets	$1,982	$1,534
Deferred tax liabilities:
Accumulated depreciation and amortization	(2,183)	(837)

Deferred tax liabilities	(2,183)	(837)

Net deferred tax assets (liabilities)	$(201)	$697

At June 30, 2006, we had state tax net operating loss carryforwards of approximately $439,000. The state tax loss carryforwards will begin to expire in 2014, unless previously utilized.

NAIE obtained from the Swiss tax authorities a five-year Swiss federal and cantonal income tax holiday that ended June 30, 2005. NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 23%. NAIE had net income of $758,000 for the fiscal year ended June 30, 2006. Undistributed earnings of NAIE amounted to approximately $3.5 million at June 30, 2006. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal taxes has been provided thereon.

A reconciliation of income taxes computed by applying the statutory federal income tax rate of 34% to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2006	2005	2004
Income taxes computed at statutory federal income tax rate	$1,396	$1,159	$1,029
State income taxes, net of federal income tax expense	188	118	196
Decrease in valuation allowance	—	—	(1,631)
Expenses not deductible for tax purposes	37	53	69
Foreign tax rate differential	(108)	(304)	(187)
Foreign tax withholding	—	101	—
Dividend tax	—	131	—
Prior year adjustments	—	—	305
Transfer pricing adjustment	—	—	264
Other	(72)	(48)	(21)

Income taxes as reported	$1,441	$1,210	$24

Effective tax rate	35.1%	35.5%	0.8%

H. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. We may make contributions to the plan at the discretion of our Board of Directors. Effective January 1, 2004, the plan was amended to require that we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. The total contributions under the plan charged to operations totaled $321,000 for the fiscal year ended June 30, 2006, $315,000 for fiscal 2005, and $200,000 for fiscal 2004.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed for these benefits totaled $858,000 for the fiscal year ended June 30, 2006, $876,000 for fiscal 2005, and $697,000 for fiscal 2004.

In December 1999, we adopted an employee stock purchase plan that initially provided for the issuance of up to 150,000 shares of our common stock. Since July 1, 2004, the number of shares available for purchase under the plan has increased by 25,000 each year on July 1 and will continue to increase by such amount each July 1 until determined otherwise by the Board of Directors. The plan is intended to qualify under Section 423 of the Code and is for the benefit of qualifying employees. Under the terms of the plan, participating employees may have up to 15% of their compensation withheld through payroll deductions to purchase shares of our common stock at 85% of the closing sale price for the stock as quoted on the Nasdaq Global Market on either the first or last trading day in the offering period, whichever is lower. As of June 30, 2006, 146,923 shares of common stock were issued pursuant to this plan and 53,077 shares were available for future issuance.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (dollars in thousands):

	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,488	$1,286
Interest cost	82	73
Actuarial (gain) loss	(24)	139
Benefits paid	—	(10)

Benefit obligation at end of year	$1,546	$1,488

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,282	$1,146
Actual return on plan assets	(7)	83
Employer contributions	80	63
Benefits paid	—	(10)

Fair value of plan assets at end of year	$1,355	$1,282

Reconciliation of Funded Status
Benefit obligation in excess of fair value of plan assets	$(191)	$(206)
Unrecognized net actuarial loss	323	241

Net amount recognized	$132	$35

Additional Minimum Liability Disclosures
Accrued benefit liability	$(191)	$(206)

The weighted-average rates used for the years ended June 30 in determining the projected benefit obligations for the defined benefit pension plan were as follows:

	2006	2005
Discount rate	5.50%	5.50%
Compensation increase rate	N/A	N/A

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit income for the fiscal years ended June 30 were as follows (dollars in thousands):

	2006	2005	2004
Interest cost	$82	$73	$72
Expected return on plan assets	(106)	(89)	(73)
Recognized actuarial loss	7	—	—

Net periodic benefit income	$(17)	$(16)	$(1)

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2006	2005	2004
Discount rate	5.50%	6.00%	6.00%
Expected long term rate of return	8.00%	8.00%	8.00%
Compensation increase rate	N/A	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2006	2005	Target Allocation
Equity securities	60%	62%	60%
Debt securities	40%	30%	40%
Real estate	—%	8%	—%

	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when they are due. Our investment strategy is a long-term risk controlled approach using diversified investment options with a relatively minimal exposure to volatile investment options like derivatives.

I. Stockholders’ Equity

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

Stock Option Plans

On December 6, 1999, our stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”). A total of 500,000 shares of common stock were initially reserved under the 1999 Plan for issuance to our directors, officers, other employees, and consultants. Under the terms of the 1999 Plan, the aggregate number of shares of common stock that may be awarded is automatically increased on January 1st of each year, commencing January 1, 2000, by a number equal to the lesser of 2.5% of the total number of common shares then outstanding or 100,000 shares. The 1999 Plan increased by 100,000 common shares on each of January 1, 2000, 2001, 2002, 2003, 2004, 2005 and 2006. In addition, at our Annual Meetings of Stockholders held on January 30, 2004 and December 31, 2004, our stockholders approved amendments to the 1999 Plan to increase the number of shares of common stock available under the 1999 Plan by an additional 500,000 shares, for a total increase of 1,000,000 shares.

Grants under the 1999 Plan can be either incentive stock options or nonqualified stock options. Options granted under the 1999 Plan have either a five or a ten-year term.

Effective April 27, 2005, our Board of Directors approved the acceleration of the vesting of all outstanding and unvested options held by directors, officers and other employees under the 1999 Plan. As a result of the acceleration, options to acquire 827,932 shares of our common stock, which otherwise would have vested over the next 36 months, became immediately exercisable. This action was taken to eliminate, to the extent permitted, the transition expense that we otherwise would have incurred in connection with the adoption of SFAS 123R. Included in the options to acquire 827,932 shares of our common stock were options to purchase 545,992 shares with exercise prices greater than our closing stock price on the date of acceleration. Under the accounting guidance of APB 25, the accelerated vesting resulted in a charge for stock-based compensation of approximately $131,000, which was recognized in the fourth quarter of fiscal 2005. In the fourth quarter of fiscal 2006 we recorded an additional charge of $37,000.

Stock option activity for the three years ending June 30, 2006 was as follows:

	1998 Outside Director Plan	1999 Plan	Total All Plans	Weighted Average Exercise Price
Outstanding at June 30, 2003	20,000	565,200	585,200	$2.60
Exercised	(20,000)	(61,700)	(81,700)	$3.40
Forfeited	—	(8,600)	(8,600)	$5.61
Granted	—	774,800	774,800	$6.26

Outstanding at June 30, 2004	—	1,269,700	1,269,700	$4.76
Exercised	—	(49,945)	(49,945)	$2.86
Forfeited	—	(20,955)	(20,955)	$5.82
Granted	—	240,500	240,500	$8.56

Outstanding at June 30, 2005	—	1,439,300	1,439,300	$5.45
Exercised	—	(93,700)	(93,700)	$3.93
Forfeited	—	(79,500)	(79,500)	$8.99
Granted	—	140,000	140,000	$7.41

Outstanding at June 30, 2006	—	1,406,100	1,406,100	$5.54
Exercisable at June 30, 2006	—	1,266,100	1,266,100	$5.34

Weighted-average remaining contractual life in years	—	2.88	2.88
Available for grant at June 30, 2006	—	576,252	576,252

The following is a further breakdown of the options outstanding at June 30, 2006

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.80 - $2.03	135,700	3.45	$1.96	135,700	$1.96
$2.04 - $3.02	221,700	1.36	$2.61	221,700	$2.61
$3.03 - $5.59	335,000	2.48	$5.04	335,000	$5.04
$5.60 - $7.72	483,700	3.07	$6.74	383,700	$6.76
$7.73 - $10.47	230,000	4.19	$8.71	190,000	$8.59

$1.80 - $10.47	1,406,100	2.88	$5.54	1,266,100	$5.34

J. Commitments

We lease a total of 172,800 square feet of our manufacturing facilities from unaffiliated third parties under non-cancelable operating leases, including 162,000 square feet at our manufacturing facility in Vista, California and 10,800 square feet at our San Marcos, California facility. The lease for approximately 8,000 square feet at the San Marcos facility terminates in February 2007 and the lease for the remaining leased space at San Marcos terminates in December 2007. The lease on the Vista facility expires in March 2014.

As required under the terms of our Vista lease, on May 11, 2004, we provided a letter of credit in the amount of $440,000 to the landlord. The amount of the letter of credit will be reduced by approximately 33% each year. As of June 30, 2006 our outstanding amount on the letter of credit was $134,000.

NAIE leases facility space in Manno, Switzerland. The leased space totals approximately 43,000 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European marketplace. The lease expires in December 2015.

RHL leases facility space in San Diego, California. The leased space totals approximately 16,000 square feet. We primarily use the facilities for a call center, warehousing and offices. The lease expires in May 2009.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2006 (dollars in thousands):

2007	$2,208
2008	2,189
2009	2,195
2010	2,121
2011	2,160
Thereafter	7,593

$18,466

Rental expense totaled $2.0 million for the fiscal year ended June 30, 2006, $1.7 million for fiscal 2005 and $1.2 million for fiscal 2004. Rental expense was offset by sublease rental income in the amount of $0 in fiscal 2006, $137,000 in fiscal 2005 and $68,000 in fiscal 2004.

K. Foreign Currency Instruments

On May 13, 2005, we purchased seven option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The seven options expire monthly beginning June 2005 and ending December 2005. The option contracts had a notional amount of $4.2 million, a weighted average strike price of $1.19, and a purchase price of $21,000. The risk of loss associated with the options is limited to premium amounts paid for the option contracts. As of June 30, 2006, we had exercised one of the options and six of the options had expired.

On July 7, 2005, we purchased 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning January 2006 and ending December 2006. The option contracts had a notional amount of $7.0 million, a weighted average strike price of $1.16, and a purchase price of $152,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of June 30, 2006, six of the options had expired.

On October 5, 2005, we purchased an option contract to protect against the foreign currency translation risk inherent in our Euro denominated working capital components. The option contract, which expired on June 30, 2006, had a notional amount of $1.2 million, a strike price of $1.19, and a purchase price of $29,000. The risk of loss associated with the option was limited to the purchase price paid for the option contract.

On April 6, 2006, we purchased seven option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The seven options expire monthly beginning January 2007 and ending July 2007. The option contracts had a notional amount of $4.9 million, a weighted average strike price of $1.16, and a purchase price of $62,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts.

On July 6, 2006, we sold the remaining options purchased on July 7, 2005 and April 6, 2006 for $13,000. The proceeds were used to purchase 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning August 2006 and ending July 2007. The option contracts had a notional amount of $8.9 million, a weighted average strike price of $1.24, and a purchase price of $103,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. The unrealized losses associated with the options sold were $136,000 and will be recognized in cost of goods sold over the original terms of the option contracts.

For the fiscal year ended June 30, 2006, approximately $106,000 had been charged to income for option contracts outstanding during the year, $109,000 for the fiscal year ended June 30, 2005 and $0 for the fiscal year ended June 30, 2004.

L. Related Party Transactions

During fiscal 1999, we made a 6% interest bearing loan of $20,000 to our Chief Scientific Officer. The note and interest due were being paid in biweekly payments of $550. The balance of the note, including accrued interest, was paid in full in September 2004.

M. Economic Dependency

We had substantial net sales to certain customers during the fiscal years ended June 30 shown in the following table. The loss of any of these customers, or a significant decline in sales or the growth rate of sales to these customers could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective year’s total net sales were as follows (dollars in thousands):

	2006		2005			2004
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer		% of Total Net Sales	Net Sales by Customer		% of Total Net Sales
Customer 1	$37,700	38%	$36,991		40%	$31,182		40%
Customer 2	29,241	29%	35,193		39%	23,464		30%
Customer 3	10,133	10%	(a	)	(a )	(a	)	(a )

	$77,074	77%	$72,184		79%	$54,646		70%

(a)	Customer 3 was a new customer in fiscal 2006.

Accounts receivable from these customers totaled $10.5 million at June 30, 2006, and $9.5 million at June 30, 2005.

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. During fiscal 2006, approximately 24% of our total raw material purchases were from two suppliers. Accounts payable to these suppliers were $400,000 at June 30, 2006. No other supplier comprised 10% or more of our raw material purchases for the year ended June 30, 2006.

N. Contingencies

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to product liability, employment, intellectual property, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters will result in a material adverse effect on our business, consolidated financial condition, or results of operation. However, a settlement payment or unfavorable outcome could adversely impact our results of operation. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes that we do not expect.

As of September 13, 2006, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

On June 26, 2006, NAI entered into a Settlement Agreement with Novogen Research Pty. Ltd. (“Novogen”), with respect to a complaint filed against NAI by Novogen on February 10, 2005, in the United States District Court, Southern District of New York. The complaint alleged one cause of action for patent infringement of a Novogen patent. As full and final settlement of the claims brought by Novogen, NAI agreed to pay Novogen the amount of $120,000 and to discontinue making any reference in labels or written materials to certain isoflavones in connection with the treatment of symptoms associated with pre-menstrual syndrome or menopause, and not to make any product containing isoflavones derived from red clover in connection with the treatment of symptoms associated with pre-menstrual syndrome or menopause. The Settlement Agreement provided NAI a period of time to change the label on one existing product and associated written materials containing references to certain isoflavones. The one re-labeled product was the only NAI product affected by the Settlement Agreement. NAI does not believe this agreement will have a material adverse effect on its business, consolidated results of operations or financial condition.

O. Segment Information

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

	2006	2005	2004
NAI	$93,398	$91,492	$78,534
RHL	5,733	—	—

Total Net Sales	$99,131	$91,492	$78,534

	2006	2005	2004
NAI	$5,450	$3,792	$3,382
RHL	(832)	—	—

Total Income from Operations	$4,618	$3,792	$3,382

	2006	2005	2004
NAI	$48,339	$44,138	$42,468
RHL	14,114	—	—

Total Assets	$62,453	$44,138	$42,468

NAI’s products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. NAI’s primary market outside the United States is Europe. RHL’s products are only sold in the United States.

Net sales by geographic region, based upon the customers’ location, were as follows (dollars in thousands):

	Year Ended June 30
	2006	2005	2004
United States	$78,574	$67,784	$56,350
Markets Outside the United States	20,557	23,708	22,184

Total Net Sales	$99,131	$91,492	$78,534

Products manufactured by NAIE accounted for 49% of net sales in markets outside the United States in fiscal 2006, 46% in fiscal 2005 and 42% in fiscal 2004.

No products manufactured by NAIE were sold in the United States during the fiscal years ended June 30, 2006, 2005 and 2004.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (dollars in thousands):

2006	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$27,735	$57,661	$1,835
Europe	1,202	4,792	460

	$28,937	$62,453	$2,295

2005	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$17,144	$40,470	$7,397
Europe	1,053	3,668	309

	$18,197	$44,138	$7,706

2004	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$10,833	$38,625	$3,138
Europe	1,135	3,843	184

	$11,968	$42,468	$3,322

SCHEDULE II

Natural Alternatives International, Inc.

Valuation And Qualifying Accounts

For The Years Ended June 30, 2006, 2005 and 2004

	(Dollars in thousands)
	Balance at Beginning of Period	Provision		(Deductions)	Balance at End of Period
Fiscal year ended June 30, 2006:
Inventory reserves	$1,815	$1,594	(1)	$(993)	$2,416
Allowance for doubtful accounts	$221	$57	(2)	$(61)	$217
Fiscal year ended June 30, 2005:
Inventory reserves	$1,113	$1,529		$(827)	$1,815
Allowance for doubtful accounts	$132	$101		$(12)	$221
Fiscal year ended June 30, 2004:
Inventory reserves	$708	$965		$(560)	$1,113
Allowance for doubtful accounts	$27	$106		$(1)	$132

(1)	Includes $77,000 related to purchase price accounting for the RHL acquisition.

(2)	Includes $160,000 related to purchase price accounting for the RHL acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the fourth quarter ended June 30, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information for this item is incorporated by reference to the sections “Our Board of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 1, 2006, to be filed on or before October 28, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information for this item is incorporated by reference to the sections “Director Compensation” and “Executive Officer Compensation” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 1, 2006, to be filed on or before October 28, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this item is incorporated by reference to the sections “Stock Holdings of Certain Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 1, 2006, to be filed on or before October 28, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information for this item is incorporated by reference to the section “Certain Relationships and Related Transactions” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 1, 2006, to be filed on or before October 28, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information for this item is incorporated by reference to the sections “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Polices and Procedures” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 1, 2006, to be filed on or before October 28, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2006 and 2005;

•	Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2006, 2005 and 2004;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2006, 2005 and 2004;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004; and

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedule. The following financial statement schedule is included under Item 8 of this report:

•	Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2006, 2005 and 2004.

(3)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver*	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Wise*	Exhibit 10.7 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Reaves*	Exhibit 10.8 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.11	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.12	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.13	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.14	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.15	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.16	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.17	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.18	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.19	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.20	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.21	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.22	Stock Purchase Agreement effective as of December 5, 2005, by and among NAI and William H. Bunten II and/or Elizabeth W. Bunten, as the trustees of The Bunten Family Trust dated April 14, 2001, John F. Dullea and Carolyn A. Dullea, as the trustees of The John F. and Carolyn A. Dullea Trust dated June 20, 2001, Lincoln Fish, and Michael L. Irwin, as trustee of The Michael L. Irwin Trust u/t/a June 25, 1991	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.23	Form of Lock-Up Agreement effective as of December 5, 2005 entered into between NAI and each Selling Stockholder	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.24	Employment Agreement effective as of December 5, 2005, by and between RHL and John F. Dullea*	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.25	Lease of RHL Facilities in San Diego, California between RHL and Lessor dated February 5, 2003	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.26	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.27	Patent License Agreement by and between Unither Pharma, Inc. and RHL dated May 1, 2002	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.28	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.29	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.30	Letter amendment to Lease of RHL Facilities in San Diego, California between RHL and Lessor dated January 10, 2006	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.31	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.32	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.33	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.34	Loan Commitment Note made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $2,500,000	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.35	Revolving Line of Credit Note (as revised) made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $12,000,000	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006, filed with the commission on May 9, 2006

10.36	Settlement Agreement executed as of June 26, 2006, by and between Novogen Research Pty. Ltd. and NAI	Filed herewith

10.37	Standard Sublease Multi-Tenant by and between J Gelt Corporation dba Casa Pacifica and RHL (lease reference date March 6, 2006)	Filed herewith

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2006

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux (Mark A. LeDoux)	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	September 15, 2006

/s/ John R. Reaves (John R. Reaves)	Chief Financial Officer (principal financial officer and principal accounting officer)	September 15, 2006

/s/ Joe E. Davis (Joe E. Davis)	Director	September 15, 2006

/s/ Alan G. Dunn (Alan G. Dunn)	Director	September 15, 2006

/s/ Alan J. Lane (Alan J. Lane)	Director	September 15, 2006

/s/ Lee G. Weldon (Lee G. Weldon)	Director	September 15, 2006