Form 10-Q
period 2006-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2006-11-01
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

☐  Yes    ☒  No

As of November 1, 2006, 6,825,862 shares of NAI’s common stock were outstanding, net of 70,000 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	September 30, 2006	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,000	$2,157
Accounts receivable - less allowance for doubtful accounts of $217 at September 30, 2006 and June 30, 2006	6,408	12,839
Inventories, net	17,027	17,054
Deferred income taxes	1,059	1,059
Other current assets	2,021	1,916

Total current assets	28,515	35,025

Property and equipment, net	16,104	15,943
Goodwill and purchased intangibles, net	11,240	11,303
Other noncurrent assets, net	184	182

Total assets	$56,043	$62,453

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,073	$5,221
Accrued liabilities	2,278	2,265
Accrued compensation and employee benefits	1,471	1,964
Line of credit	2,264	9,574
Income taxes payable	659	1,063
Current portion of long-term debt	1,790	1,766

Total current liabilities	14,535	21,853

Long-term debt, less current portion	4,163	4,596
Deferred income taxes	1,260	1,260
Deferred rent	1,255	1,262
Long-term pension liability	216	191

Total liabilities	21,429	29,162

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 20,000,000 shares authorized; issued and outstanding 6,895,862 at September 30, 2006 and 6,685,546 at June 30, 2006	68	67
Additional paid-in capital	16,355	15,331
Accumulated other comprehensive loss	(283)	(276)
Retained earnings	18,849	18,462
Treasury stock, at cost, 61,000 shares at June 30, 2006 and 70,000 at September 30, 2006	(375)	(293)

Total stockholders’ equity	34,614	33,291

Total liabilities and stockholders’ equity	$56,043	$62,453

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Net sales	$25,161	$21,900
Cost of goods sold	19,646	17,844

Gross profit	5,515	4,056
Selling, general & administrative expenses	4,683	3,378

Income from operations	832	678
Other income (expense):
Interest income	1	10
Interest expense	(230)	(58)
Foreign exchange gain	8	21
Other, net	(9)	—

	(230)	(27)

Income before income taxes	602	651
Provision for income taxes	215	239

Net income	$387	$412

Unrealized loss resulting from change in fair value of derivative instruments, net of tax	(7)	(45)

Comprehensive income	$380	$367

Net income per common share:
Basic	$0.06	$0.07

Diluted	$0.05	$0.06

Weighted average common shares outstanding:
Basic	6,720,167	6,013,390
Diluted	7,200,944	6,469,104

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$387	$412
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction for uncollectible accounts receivable	—	(36)
Depreciation and amortization	829	724
Amortization of purchased intangibles	63	—
Non-cash compensation	38	11
Tax benefit from exercise of stock options	(233)	—
Pension expense, net of contributions	24	15
Loss on disposal of assets	13
Changes in operating assets and liabilities:
Accounts receivable	6,431	4,941
Inventories, net	27	(1,092)
Other assets	(110)	(182)
Accounts payable and accrued liabilities	685	(589)
Accrued compensation and employee benefits	(493)	(355)

Net cash provided by operating activities	7,661	3,849

Cash flows from investing activities
Capital expenditures	(1,003)	(130)

Net cash used in investing activities	(1,003)	(130)

Cash flows from financing activities
Net payments on line of credit	(7,310)	—
Payments on long-term debt	(409)	(198)
Tax benefit from exercise of stock options	233	—
Repurchase of common stock	(82)	—
Proceeds from issuance of common stock	753	148

Net cash used in financing activities	(6,815)	(50)

Net increase (decrease) in cash and cash equivalents	(157)	3,669
Cash and cash equivalents at beginning of period	2,157	1,916

Cash and cash equivalents at end of period	$2,000	$5,585

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$206	$58

Taxes	$407	$185

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (“2006 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2006 Annual Report unless otherwise noted below.

Certain reclassications to prior period information have been made to conform to current presentation. In the first quarter of fiscal 2007, we reclassified $146,000 of shipping costs for our private label contract manufacturing sales from net sales to cost of goods sold on the Statements Of Income And Comprehensive Income in accordance with the Financial Accounting Standards Board (FASB) Emerging Issue Task Force (EITF) No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping costs of $167,000 for the three months ended September 30, 2005, were reclassified to conform to this presentation change.

Net Income per Common Share

We compute net income per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” This statement requires the presentation of basic income per common share, using the weighted average number of common shares outstanding during the period, and diluted net income per common share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,
	2006	2005
Numerator
Net income	$387	$412

Denominator
Basic weighted average common shares outstanding	6,720	6,013
Dilutive effect of stock options	481	456

Diluted weighted average common shares outstanding	7,201	6,469

Basic net income per common share	$0.06	$0.07

Diluted net income per common share	$0.05	$0.06

Shares related to stock options of 25,000 for the three months ended September 30, 2006, and 202,000 for the three months ended September 30, 2005, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Stock-Based Compensation

We have an equity incentive plan under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also have an employee stock purchase plan. Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized (a) for all stock-based awards granted before, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” and (b) for all stock-based awards granted after July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

We estimated the fair value of the stock option awards at the date of grant and employee stock purchase plan shares at the beginning of the offering period using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of our stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of stock option grants is derived from historical and other factors. Our net income for the three months ended September 30, 2006 has been reduced by compensation expense of approximately $38,000 and $11,000 for the three months ended September 30, 2005.

B. Goodwill and purchased intangibles

Goodwill and other acquisition-related intangibles as of September 30, 2006 were as follows (dollars in thousands):

	Amortization Life in Years	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	N/A	$7,241	$—	$7,241
Distributor relationships	13	500	(32)	468
Direct consumer relationships	9	400	(37)	363
Tradenames	20	3,300	(138)	3,162
Non-compete agreements	2	10	(4)	6

		$11,451	$(211)	$11,240

The estimated future amortization expense of purchased intangible assets as of September 30, 2006 was as follows (in thousands):

Nine months ending June 30, 2007	$189
Fiscal year 2008	249
Fiscal year 2009	247
Fiscal year 2010	247
Fiscal year 2011	247
Thereafter	2,820

$3,999

C. Inventories

Inventories, net consisted of the following (in thousands):

	September 30, 2006	June 30, 2006
Raw materials	$7,861	$8,461
Work in progress	5,781	5,339
Finished goods	3,385	3,254

	$17,027	$17,054

D. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	September 30, 2006	June 30, 2006
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,726	2,721
Machinery and equipment	3 – 12	20,376	20,208
Office equipment and furniture	3 – 5	4,123	3,843
Vehicles	3	204	204
Leasehold improvements	1 – 15	9,522	9,434

Total property and equipment		37,344	36,803
Less: accumulated depreciation and amortization		(21,240)	(20,860)

Property and equipment, net		$16,104	$15,943

E. Debt

We amended our credit facility on December 1, 2005 and again on March 29, 2006 to increase our working capital line of credit from $8.0 million to $12.0 million, extend the maturity date from November 2006 to November 2007 and modify certain financial covenants. We also obtained an additional $3.8 million term loan on December 5, 2005, to fund, in part, the cash purchase price of the RHL acquisition.

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

As of September 30, 2006, the amount outstanding on the working capital line of credit was $2.3 million and the amount outstanding on the term loans was $6.0 million. As of September 30, 2006, we had $5.4 million available under the line of credit, net of a $134,000 outstanding letter of credit issued to our landlord.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.0 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount will be reduced by CHF 160,000, or approximately $128,000, at the end of each year beginning on December 31, 2007. As of September 30, 2006, there was no outstanding balance under the credit facility.

The composite interest rate on all of our outstanding debt was 7.77% at September 30, 2006, and 6.11% at September 30, 2005.

F. Defined Benefit Pension Plan

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

The components included in the net periodic benefit for the periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Interest cost	$21	$20
Expected return on plan assets	(27)	(23)

Net periodic benefit	$(6)	$(3)

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

	Three Months Ended September 30,
	2006		2005
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$9,956	40%	$10,332	47%
Customer 2	7,529	30	7,595	35

	$17,485	70%	$17,927	82%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended September 30,
	2006		2005
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$1,881	18%	$2,219	21%
Supplier 2	1,065	10	1,030	10
Supplier 3	(a)	(a)	1,320	13

	$2,946	28%	$4,569	44%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

H. Segment Information

Prior to the first quarter of fiscal 2007, our business consisted of two reportable segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” identified as NAI and RHL, which was acquired on December 5, 2005.

Effective July 1, 2006, we changed our reporting segments to reflect the structure of our internal organization after the integration of previously outsourced fulfillment and call center activities for our Dr. Cherry Pathway to Healing® product line into RHL’s existing operations. The new reportable segments are as follows:

•	Private label contract manufacturing, in which we primarily provide manufacturing services to companies that market and distribute nutritional supplements and other health care products; and

•	Branded products, in which we market and distribute branded nutritional supplements and other lifestyle products in the following distribution channels:

•	Director-to-consumer marketing programs, under which we develop, manufacture and market our own products and work with nationally recognized physicians to develop brand name products that reflect their individual approaches to restoring, maintaining or improving health. These products are sold through a variety of distribution channels, including television programs, print media and the internet. The Dr. Cherry Pathway to Healing® product line is sold under a direct-to-consumer marketing program;

•	Food, Drug and Mass Market (FDM) retail channel in which we sell the Real Health® Laboratories nutritional supplement product line; and

•	As We Change (“AWC”) catalog, a lifestyle catalog geared towards women between the ages of 45 and 65, in which we sell our own branded products as well as third party products. The quarterly print catalog offers a variety of high quality nutritional, beauty, skin care, exercise, lifestyle and other personal care products.

We evaluate performance based on a number of factors, the primary performance measures for each segment being net sales and income or loss from operations (prior to corporate allocations). Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, and various other corporate level related expenses, which remain at the corporate level. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A to the consolidated financial statements included in our 2006 Annual Report.

Our operating results by business segment shown below for the three months ended September 30, 2005 have been restated to reflect our new reporting segments, with the exception of the information on total assets as we believe it would be impractical to restate such information. Accordingly, the total asset information is provided only for our new reporting segments for the three months ended September 30, 2006. Our operating results by business segment were as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Private label contract manufacturing	$20,971	$19,874
Branded products	4,190	2,026

Total Net Sales	$25,161	$21,900

	Three Months Ended September 30,
	2006	2005
Private label contract manufacturing	$2,718	$2,137
Branded products	145	267

Income from operations of reportable segments	2,863	2,404

Corporate expenses not allocated to segments	(2,031)	(1,726)

Total Income from Operations	$832	$678

September 30, 2006
Private label contract manufacturing	$41,807
Branded products	14,236

Total Assets	$56,043

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe. Our branded products are sold only in the United States.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
United States	$20,442	$17,130
Markets Outside the United States	4,719	4,770

Total Net Sales	$25,161	$21,900

Products manufactured by NAIE accounted for 50% of net sales in markets outside the United States for each of the three month periods ended September 30, 2006 and 2005. No products manufactured by NAIE were sold in the United States during the three months ended September 30, 2006 and 2005.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follow (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures Three Months Ended
	September 30, 2006	June 30, 2006	September 30, 2006	June 30, 2006	September 30, 2006	September 30, 2005
United States	$27,345	$27,735	$51,146	$57,661	$447	$66
Europe	1,690	1,202	4,897	4,792	556	64

	$29,035	$28,937	$56,043	$62,453	$1,003	$130

I. Contingencies

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

As of November 1, 2006, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2006. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2006 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Our primary business activity has been to provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets and new product introductions.

A cornerstone of our business strategy is to achieve long-term growth and diversify our sales. We have sought and expect to continue to seek to diversify our sales both by developing relationships with additional, quality-oriented, private label contract manufacturing customers and developing and growing our own line of branded products. To that end, during fiscal 2006, we established relationships with two new private label contract manufacturing customers, and completed our acquisition of RHL, an integrated direct marketer of its own and third party branded nutritional supplements and other lifestyle products.

During the first quarter of fiscal 2007, we achieved a 15% increase in our net sales over the comparable quarter last year. While we are pleased with our revenue growth, we also believe the source of the growth is important in the context of our overall business strategy. We saw sales from our branded products contribute approximately two-thirds of the 15% growth we achieved, primarily as a result of our acquisition of RHL, and saw sales to Arbonne International, one of the new private label contract manufacturing relationships we established in fiscal 2006, contribute to an increase in our overall private label contract manufacturing sales. As a result, net sales to our two largest private label contract manufacturing customers as a percentage of our total net sales decreased to 70% from 82% in the comparable quarter last year.

We completed our integration of previously outsourced call center activities for our Dr. Cherry Pathway to Healing® product line into RHL’s existing operation during the first quarter of fiscal 2007. While we expect to realize cost savings from the integration of previously outsourced activities, we anticipate any future savings will be invested in further expanding and marketing our branded products.

Income from operations increased 23% over the comparable quarter last year primarily due to incremental sales in our private label contract manufacturing business. However, net income decreased 6% over the comparable quarter last year due to additional interest expense relating to the acquisition of RHL and carrying costs of accounts receivable and inventory for one of the new private label contract manufacturing customers.

We believe our acquisition of RHL marked a significant advance towards our goal of developing and growing our own branded products and expanding our distribution channels. In addition to the cost savings we hope to achieve through our integration efforts and the elimination of duplicative costs, we also hope to achieve benefits related to the leading branded products in the FDM retail channel, the additional expertise in the direct marketing and retail channels, and the access to additional direct marketing and mass-market channels for our products and concepts that we acquired in the acquisition.

During the remainder of fiscal 2007, we plan to continue to focus on:

•	Leveraging our state of the art, certified facilities to increase the value of the goods and services we provide to our highly valued private label contract manufacturing customers, and assist us in developing relationships with additional quality oriented customers;

•	Implementing focused initiatives to market our own branded products through RHL’s distribution channels;

•	Improving operational efficiencies and managing costs and business risks to improve profitability; and

•	Identifying and evaluating additional acquisition opportunities that could increase product lines, expand distribution channels, enhance manufacturing capabilities or reduce risk associated with a variety of factors.

Looking forward, while there can be no assurance we will be able to continue to diversify our sales, that our new customer relationships will generate future sales or that we will realize all of the benefits we hope to realize from our RHL acquisition, we remain optimistic and expect to continue our long-term trend of annual revenue growth. However, we anticipate quarterly revenue fluctuations due to, among other things, the timing of customer orders and other factors.

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

Our critical accounting policies are discussed under Item 7 of our 2006 Annual Report. There have been no significant changes to these policies during the three months ended September 30, 2006.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2006	2005	% Change
Private label contract manufacturing	$20,971	$19,874	6
Branded products	4,190	2,026	107

Total net sales	25,161	21,900	15
Cost of goods sold	19,646	17,844	10

Gross profit	5,515	4,056	36
Gross profit %	21.9%	18.5%
Selling, general & administrative expenses	4,683	3,378	39

% of net sales	18.6%	15.4%
Income from operations	832	678	23
% of net sales	3.3%	3.1%
Other expense, net	230	27	752

Income before taxes	602	651	(8)
% of net sales	2.4%	3.0%
Net income	$387	$412	(6)

% of net sales	1.5%	1.9%
Diluted net income per common share	$0.05	$0.06	(17)

The percentage increase in private label contract manufacturing net sales was attributed to the following:

Arbonne International (1)	8%
NSA International, Inc. (2)	(2)
Mannatech, Incorporated (3)	—

Total	6%

[1]	During fiscal 2006, we established a relationship with Arbonne International for initial shipments of a single new product. During the first quarter of fiscal 2007, we had residual sales from the initial order of approximately $1.5 million.

[2]	A reduction in net sales to NSA International, Inc. over the comparable quarter last year resulted primarily from lower volumes of established products in existing markets, which reduced our net sales growth by four percentage points, partially offset by higher average prices per unit, which contributed two percentage points of net sales growth.

[3]	Net sales to Mannatech, Incorporated remained consistent primarily from higher volumes of established products in existing markets contributing two percentage points of net sales growth, offset by a shift in sales mix to lower priced products, which reduced net sales growth by two percentage points.

The percentage increase in net sales of our branded products was attributed to the acquisition of RHL on December 5, 2005.

Gross profit margin increased 3.4 percentage points to 21.9% for the three months ended September 30, 2006 from 18.5% for the three months ended September 30, 2005. The increase in gross profit margin was primarily due to the following:

% Change
RHL operations	4.4%
Shift in sales mix	(0.5)
Lower inventory reserves	1.1
Incremental direct and indirect labor	(0.1)
Incremental overhead expenses	(1.5)

Total	3.4%

Selling, general and administrative expenses increased $1.3 million, or 39%, from the comparable quarter last year primarily due to incremental selling, general and administrative expenses for our branded products of $1.6 million as a result of the RHL acquisition.

Other expense, net increased $203,000 primarily due to an increase in interest expense of $172,000 resulting from the additional $3.8 million term loan obtained in December 2005 to partially fund the RHL acquisition, an increase in our weighted average interest rate on our variable rate debt, and the incremental utilization of our line of credit to fund the carrying costs of accounts receivable and inventory purchases for one of our new private label contract manufacturing customers.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $7.7 million for the three months ended September 30, 2006 compared to $3.8 million in the comparable quarter in the prior year.

At September 30, 2006, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $6.4 million in cash during the three months ended September 30, 2006 compared to $4.9 million in the comparable quarter in the prior year. Cash provided by accounts receivable in the three months ended September 30, 2006 and 2005 was due to the collection of receivables from fourth quarter sales, which for each such period represented then record quarterly sales. Days sales outstanding was 69 days during the three months ended September 30, 2006 compared to 60 days in the comparable quarter in the prior year.

Approximately $794,000 of our operating cash flow was generated by NAIE in the three months ended September 30, 2006. As of September 30, 2006, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $1.0 million during the three months ended September 30, 2006 compared to $130,000 in the comparable quarter in the prior year. Capital expenditures during the three months ended September 30, 2006 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities and call center computer software and hardware for our RHL facility.

Our consolidated debt decreased to $8.2 million at September 30, 2006 from $15.9 million at June 30, 2006 primarily due to payments made on our outstanding working capital line of credit.

We have a bank credit facility of $20.9 million, comprised of a $12.0 million working capital line of credit and $8.9 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $1.1 million fifteen year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and the $3.8 million four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $138,000 plus interest.

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

As of September 30, 2006 the amount outstanding on the working capital line of credit was $2.3 million and the amount outstanding on the term loans was $6.0 million.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.0 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount will be reduced by CHF 160,000, or approximately $128,000, at the end of each year beginning on December 31, 2007. As of September 30, 2006, there was no outstanding balance under the credit facility.

Under the credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. In the event that a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $800), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

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

On July 6, 2006, we sold the remaining options purchased on July 7, 2005 and April 6, 2006 for $13,000. The proceeds were used to purchase 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning August 2006 and ending July 2007. The option contracts had a notional amount of $8.9 million, a weighted average strike price of $1.24, and a purchase price of $103,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of September 30, 2006, two of the options had expired. The unrealized losses associated with the options sold were $136,000 and will be recognized in cost of goods sold under the original monthly option contract expiration dates.

There were no other derivative financial instruments at September 30, 2006.

As of September 30, 2006, we had $2.0 million in cash and cash equivalents and $5.4 million available under our line of credit, net of $134,000 outstanding letter of credit issued to our landlord. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed under Item 7 of our 2006 Annual Report. As of September 30, 2006, other than the pronouncements discussed in our 2006 Annual Report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

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

Interest Rates

At September 30, 2006, we had fixed rate debt of $497,000 and variable rate debt of approximately $7.7 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of September 30, 2006, the weighted average effective interest rate on our variable rate debt was 7.90%. An immediate one hundred basis point (1.0%) increase in the interest rate on our variable rate debt, holding other variables constant, would have increased our interest expense by $29,000 for the three months ended September 30, 2006. Interest rates have been at or near historic lows in recent years but have been increasing during the past year. There can be no guarantee that interest rates will not rise further. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

On July 6, 2006, we sold the remaining options purchased on July 7, 2005 and April 6, 2006 for $13,000. The proceeds were used to purchase 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning August 2006 and ending July 2007. The option contracts had a notional amount of $8.9 million, a weighted average strike price of $1.24, and a purchase price of $103,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of September 30, 2006, two of the options had expired. The unrealized losses associated with the options sold were $136,000 and will be recognized in cost of goods sold under the original monthly option contract expiration dates.

On September 30, 2006, the Swiss Franc closed at 1.25 to 1.00 United States dollar and the Euro closed at 0.79 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the three months ended September 30, 2006 by $93,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended September 30, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

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

As of November 1, 2006, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 1A.	RISK FACTORS

You should carefully consider the other risks described under Item 1A of our 2006 Annual Report, as well as the other information in our 2006 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver*	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Wise*	Exhibit 10.7 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Reaves*	Exhibit 10.8 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.11	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.12	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.13	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.14	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.15	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.16	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.17	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.18	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.19	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.20	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.21	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.22	Stock Purchase Agreement effective as of December 5, 2005, by and among NAI and William H. Bunten II and/or Elizabeth W. Bunten, as the trustees of The Bunten Family Trust dated April 14, 2001, John F. Dullea and Carolyn A. Dullea, as the trustees of The John F. and Carolyn A. Dullea Trust dated June 20, 2001, Lincoln Fish, and Michael L. Irwin, as trustee of The Michael L. Irwin Trust u/t/a June 25, 1991	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.23	Form of Lock-Up Agreement effective as of December 5, 2005 entered into between NAI and each Selling Stockholder	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.24	Employment Agreement effective as of December 5, 2005, by and between RHL and John F. Dullea*	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.25	Lease of RHL Facilities in San Diego, California between RHL and Lessor dated February 5, 2003	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.26	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.27	Patent License Agreement by and between Unither Pharma, Inc. and RHL dated May 1, 2002	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.28	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.29	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.30	Letter amendment to Lease of RHL Facilities in San Diego, California between RHL and Lessor dated January 10, 2006	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.31	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.32	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.33	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.34	Revolving Line of Credit Note (as revised) made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $12,000,000	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.35	Standard Sublease Multi-Tenant by and between J. Gelt Corporation dba Casa Pacifica and RHL (lease reference date March 6, 2006)	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.36	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2006

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ John R. Reaves
John R. Reaves, Chief Financial Officer

Mr. Reaves is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.