Form 10-Q
period 2006-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2007-01-30
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

As of January 30, 2007, 6,886,482 shares of NAI’s common stock were outstanding, net of 70,000 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2006	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,212	$2,157
Accounts receivable - less allowance for doubtful accounts of $159 at December 31, 2006 and $217 at June 30, 2006	4,689	12,839
Inventories, net	17,521	17,054
Deferred income taxes	1,251	1,059
Other current assets	1,828	1,916

Total current assets	28,501	35,025

Property and equipment, net	15,627	15,943
Goodwill and purchased intangibles, net	11,466	11,303
Other noncurrent assets, net	168	182

Total assets	$55,762	$62,453

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,692	$5,221
Accrued liabilities	2,445	2,265
Accrued compensation and employee benefits	1,341	1,964
Line of credit	2,000	9,574
Income taxes payable	477	1,063
Current portion of long-term debt	1,815	1,766

Total current liabilities	13,770	21,853

Long-term debt, less current portion	3,723	4,596
Deferred income taxes	1,260	1,260
Deferred rent	1,248	1,262
Long-term pension liability	220	191

Total liabilities	20,221	29,162

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 20,000,000 shares authorized; issued and outstanding 6,947,182 at December 31, 2006 and 6,685,546 at June 30, 2006	68	67
Additional paid-in capital	16,707	15,331
Accumulated other comprehensive loss	(262)	(276)
Retained earnings	19,403	18,462
Treasury stock, at cost, 70,000 at December 31, 2006 and 61,000 shares at June 30, 2006	(375)	(293)

Total stockholders’ equity	35,541	33,291

Total liabilities and stockholders’ equity	$55,762	$62,453

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net sales	$24,049	$19,945	$49,210	$41,845
Cost of goods sold	18,347	15,755	37,993	33,599

Gross profit	5,702	4,190	11,217	8,246
Selling, general & administrative expenses	4,737	3,347	9,420	6,725

Income from operations	965	843	1,797	1,521

Other income (expense):
Interest income	4	16	5	26
Interest expense	(167)	(83)	(397)	(141)
Foreign exchange gain (loss)	48	(23)	56	(2)
Other, net	(4)	(3)	(13)	(3)

	(119)	(93)	(349)	(120)

Income before income taxes	846	750	1,448	1,401
Provision for income taxes	292	289	507	528

Net income	$554	$461	$941	$873

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	21	(1)	14	(46)

Comprehensive income	$575	$460	$955	$827

Net income per common share:
Basic	$0.08	$0.07	$0.14	$0.14

Diluted	$0.08	$0.07	$0.13	$0.13

Weighted average common shares outstanding:
Basic	6,840,314	6,185,816	6,780,240	6,099,603
Diluted	7,184,910	6,485,091	7,189,213	6,477,097

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities
Net income	$941	$873
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction for uncollectible accounts receivable	(60)	(43)
Depreciation and amortization	1,687	1,469
Amortization of purchased intangibles	126	21
Non-cash compensation	96	26
Tax benefit from exercise of stock options	(442)	—
Pension expense, net of contributions	29	50
Loss on disposal of assets	11	—
Changes in operating assets and liabilities (net of effects of business acquisition):
Accounts receivable	8,210	4,235
Inventories, net	(467)	(1,108)
Other assets	118	(184)
Accounts payable and accrued liabilities	13	(1,434)
Accrued compensation and employee benefits	(625)	(292)

Net cash provided by operating activities	9,637	3,613

Cash flows from investing activities
Capital expenditures	(1,412)	(716)
Proceeds from sale of equipment	30	—
Net cash paid for business acquisition	—	(5,617)

Net cash used in investing activities	(1,382)	(6,333)

Cash flows from financing activities
Proceeds from long-term debt	—	3,800
Payments on long-term debt	(824)	(987)
Net payments on line of credit	(7,574)	—
Tax benefit from exercise of stock options	442	—
Repurchase of common stock	(82)	—
Proceeds from issuance of common stock	838	226

Net cash provided by (used in) financing activities	(7,200)	3,039

Net increase in cash and cash equivalents	1,055	319
Cash and cash equivalents at beginning of period	2,157	1,916

Cash and cash equivalents at end of period	$3,212	$2,235

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$375	$123

Taxes	$671	$495

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Certain reclassications to prior period information have been made to conform to current presentation. For the three and six months ended December 31, 2006, we reclassified $118,000 and $264,000, respectively, of shipping costs for our private label contract manufacturing sales from net sales to cost of goods sold on the Statements Of Income And Comprehensive Income in accordance with the Financial Accounting Standards Board (FASB) Emerging Issue Task Force (EITF) No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping costs of $77,000 for the three months ended December 31, 2005 and $244,000 for the six months ended December 31, 2005, were reclassified to conform to this presentation change.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Numerator
Net income	$554	$461	$941	$873
Denominator
Basic weighted average common shares outstanding	6,840	6,186	6,780	6,100
Dilutive effect of stock options	345	299	409	377

Diluted weighted average common shares outstanding	7,185	6,485	7,189	6,477

Basic net income per common share	$0.08	$0.07	$0.14	$0.14

Diluted net income per common share	$0.08	$0.07	$0.13	$0.13

Shares related to stock options of 219,000 for the three months ended December 31, 2006, and 122,000 for the six months ended December 31, 2006, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

Our net income has been reduced by stock based compensation expense of approximately $58,000 for the three months ended December 31, 2006 and $15,000 for the three months ended December 31, 2005. Our net income has been reduced by compensation expense of approximately $96,000 for the six months ended December 31, 2006 and $26,000 for the six months ended December 31, 2005.

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

The RHL acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” Assets acquired and liabilities assumed were recorded at their fair values as of December 5, 2005 based on a preliminary valuation using management’s estimates and assumptions and were subject to adjustment as certain preacquisition contingencies had not yet been finalized. In November 2006, the purchase price allocation was completed resulting in an increase of goodwill of approximately $289,000. The adjustment to the purchase price allocation resulted primarily from the finalization of the valuation of a pre-acquisition contingency related to the potential return of product from a rebate program offered by RHL prior to the acquisition date to introduce a new product and develop the RHL brand. During the allocation period, we obtained the necessary post rebate program follow on sales data needed to complete the analysis of the contingency and adjusted the preliminary purchase price allocation accordingly. The final allocation of the purchase price was allocated to the assets acquired and liabilities assumed at December 5, 2005 as follows (in thousands):

Current assets	$1,439
Property and equipment	132
Other assets	120
Goodwill	7,530
Intangibles:
Distributor relationships	500
Direct consumer relationships	400
Tradenames	3,300
Non-compete agreements	10

Total assets acquired	13,431

Current liabilities	2,451
Deferred tax liability	1,634

Total liabilities assumed	4,085

Net assets acquired	9,346
Cash acquired	(191)
Debt assumed	590

Purchase price and debt assumed, net of cash acquired	$9,745

C. Goodwill and Purchased Intangibles

Goodwill and other acquisition-related intangibles as of December 31, 2006 were as follows (dollars in thousands):

	Amortization Life in Years	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	N/A	$7,530	$—	$7,530
Distributor relationships	13	500	(41)	459
Direct consumer relationships	9	400	(48)	352
Tradenames	20	3,300	(179)	3,121
Non-compete agreements	2	10	(6)	4

		$11,740	$(274)	$11,466

The estimated future amortization expense of purchased intangible assets as of December 31, 2006 was as follows (in thousands):

Six months ending June 30, 2007	$126
Fiscal year 2008	249
Fiscal year 2009	247
Fiscal year 2010	247
Fiscal year 2011	247
Thereafter	2,820

$3,936

D. Inventories

Inventories, net consisted of the following (in thousands):

	December 31, 2006	June 30, 2006
Raw materials	$8,914	$8,461
Work in progress	5,219	5,339
Finished goods	3,388	3,254

	$17,521	$17,054

E. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	December 31, 2006	June 30, 2006
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,726	2,721
Machinery and equipment	3 – 12	20,188	20,208
Office equipment and furniture	3 – 5	4,271	3,843
Vehicles	3	204	204
Leasehold improvements	1 – 15	9,680	9,434

Total property and equipment		37,462	36,803
Less: accumulated depreciation and amortization		(21,835)	(20,860)

Property and equipment, net		$15,627	$15,943

F. Debt

We amended our credit facility on December 1, 2005 and again on March 29, 2006 to increase our working capital line of credit from $8.0 million to $12.0 million, extend the maturity date from November 1, 2006 to November 1, 2007 and modify certain financial covenants. We also obtained an additional $3.8 million term loan on December 5, 2005, to fund, in part, the cash purchase price of the RHL acquisition.

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

On January 24, 2007, we further amended our credit facility to extend the maturity date for the working capital line of credit from November 1, 2007 to November 1, 2008, and maintain the ratio of total liabilities/tangible net worth covenant at 1.25/1.0 for the remainder of the term of the credit facility.

As of December 31, 2006, the amount outstanding on the working capital line of credit was $2.0 million and the amount outstanding on the term loans was $5.5 million. As of December 31, 2006, we had $5.1 million available under the line of credit, net of a $134,000 outstanding letter of credit issued to our landlord.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.0 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount will be reduced by CHF 160,000, or approximately $128,000, at the end of each year beginning on December 31, 2007. As of December 31, 2006, there was no outstanding balance under the credit facility.

The composite interest rate on all of our outstanding debt was 7.84% at December 31, 2006, and 6.36% at December 31, 2005.

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

The components included in the net periodic benefit for the periods ended December 31 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Interest cost	$21	$20	$42	$40
Expected return on plan assets	(27)	(23)	(54)	(46)

Net periodic benefit	$(6)	$(3)	$(12)	$(6)

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2006		2005		2006		2005
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$10,095	42%	$8,826	44%	$20,051	41%	$19,158	46%
Customer 2	7,341	31	6,323	32	14,870	30	13,918	33

	$17,436	73%	$15,149	76%	$34,921	71%	$33,076	79%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,					Six Months Ended December 31,
	2006		2005			2006		2005
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases
Supplier 1	$1,112	11%	$1,291		18%	$2,993	14%	$3,510		23%
Supplier 2	1,630	16	(a	)	(a )	2,388	11	(a	)	(a )
Supplier 3	1,276	12	1,582		22	2,341	11	2,613		17

	$4,018	39%	$2,873		40%	$7,722	36%	$6,123		40%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

I. Segment Information

Before the first quarter of fiscal 2007, our business consisted of two reportable segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” identified as NAI and RHL, which was acquired on December 5, 2005.

Effective July 1, 2006, we changed our reporting segments to reflect the structure of our internal organization after the integration of previously outsourced fulfillment and call center activities for our Dr. Cherry Pathway to Healing® product line into RHL’s existing operations. The new reportable segments are as follows:

•	Private label contract manufacturing, in which we primarily provide manufacturing services to companies that market and distribute nutritional supplements and other health care products; and

•	Branded products, in which we market and distribute branded nutritional supplements and other lifestyle products in the following distribution channels:

•	Direct-to-consumer marketing programs, under which we develop, manufacture and market our own products and work with nationally recognized physicians to develop brand name products that reflect their individual approaches to restoring, maintaining or improving health. These products are sold through a variety of distribution channels, including television programs, print media and the internet. The Dr. Cherry Pathway to Healing® product line is sold under a direct-to-consumer marketing program;

•	Food, Drug and Mass Market (FDM) retail channel in which we sell the Real Health® Laboratories nutritional supplement product line; and

•	As We Change (“AWC”) catalog, a lifestyle catalog geared towards women between the ages of 45 and 65, in which we sell our own branded products as well as third party products. The quarterly print catalog offers a variety of high quality nutritional, beauty, skin care, exercise, lifestyle and other personal care products.

We evaluate performance based on a number of factors, the primary performance measures for each segment being net sales and income or loss from operations (prior to corporate allocations). Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, and various other corporate level related expenses, which are not allocated to either segment. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A to the consolidated financial statements included in our 2006 Annual Report.

Our operating results by business segment shown below for the three and six months ended December 31, 2005 have been restated to reflect our new reporting segments, with the exception of the information on total assets as we believe it would be impractical to restate such information. Accordingly, the total asset information is provided only for our new reporting segments as of December 31, 2006. Our operating results by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net Sales
Private label contract manufacturing	$20,147	$17,440	$41,117	$37,314
Branded products	3,902	2,505	8,093	4,531

	$24,049	$19,945	$49,210	$41,845

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Income from Operations
Private label contract manufacturing	$3,004	$1,969	$5,722	$4,106
Branded products	10	381	218	648

Income from operations of reportable segments	3,014	2,350	5,940	4,754

Corporate expenses not allocated to segments	(2,049)	(1,507)	(4,143)	(3,233)

	$965	$843	$1,797	$1,521

	December 31, 2006
Total Assets
Private label contract manufacturing	$41,074
Branded products	14,688

	$55,762

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe. Our branded products are sold in the United States.

Net sales by geographic region, based on the customers’ locations, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
United States	$18,564	$14,801	$39,006	$31,931
Markets Outside the United States	5,485	5,144	10,204	9,914

Total Net Sales	$24,049	$19,945	$49,210	$41,845

Products manufactured by NAIE accounted for approximately 40% of net sales in markets outside the United States for the three months ended December 31, 2006, and 47% for the three months ended December 31, 2005. NAIE accounted for 45% of net sales in markets outside the United States for the six months ended December 31, 2006, and 48% for the six months ended December 31, 2005. No products manufactured by NAIE were sold in the United States during the six months ended December 31, 2006 and 2005.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

					Capital Expenditures
	Long-Lived Assets		Total Assets		Six Months Ended
	December 31, 2006	June 30, 2006	December 31, 2006	June 30, 2006	December 31, 2006	December 31, 2005
United States	$27,013	$27,735	$50,584	$57,661	$707	$581
Europe	1,771	1,202	5,178	4,792	705	135

	$28,784	$28,937	$55,762	$62,453	$1,412	$716

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

As of January 30, 2007, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2006. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2006 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

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

During the first six months of fiscal 2007, we achieved an 18% increase in our net sales over the comparable period last year. While we are pleased with our revenue growth, we also believe the source of the growth is important in the context of our overall business strategy. We saw sales from our branded products contribute approximately half of the 18% growth we achieved, primarily as a result of our acquisition of RHL, and saw sales to new private label contract manufacturing relationships established in fiscal 2006 contribute to an increase in our overall private label contract manufacturing sales. As a result, net sales to our two largest private label contract manufacturing customers as a percentage of our total net sales decreased to 71% from 79% in the comparable six month period last year.

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

Income from operations increased 18% over the comparable six month period last year primarily due to incremental sales in our private label contract manufacturing business. The increase in income from operations of 18% over the comparable six month period was partially offset by additional interest expense relating to the acquisition of RHL and carrying costs of accounts receivable and inventory for one of the new private label contract manufacturing customers.

We believe our acquisition of RHL marked a significant advance in our efforts to achieve long-term growth and diversify our net sales by developing our own branded products sales and expanding our distribution channels. In addition to the cost savings we hope to achieve through our integration efforts and the elimination of duplicative costs, we also hope to achieve benefits related to the leading branded products in the FDM retail channel, the additional expertise in the direct marketing and retail channels, and the access to additional direct marketing and mass-market channels for our products and concepts that we acquired in the acquisition.

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

Our critical accounting policies are discussed under Item 7 of our 2006 Annual Report. There have been no significant changes to these policies during the six months ended December 31, 2006.

Results of Operations

The results of our operations for the periods ended December 31 were as follows (in thousands, except per share amounts):

	Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005	Change	2006	2005	Change
Private label contract manufacturing	$20,147	$17,440	16%	$41,117	$37,314	10%
Branded products	3,902	2,505	56	8,093	4,531	79

Total net sales	24,049	19,945	21	49,210	41,845	18
Cost of goods sold	18,347	15,755	16	37,993	33,599	13

Gross profit	5,702	4,190	36	11,217	8,246	36
Gross profit %	23.7%	21.0%		22.8%	19.7%
Selling, general & administrative expenses	4,737	3,347	42	9,420	6,725	40

% of net sales	19.7%	16.8%		19.1%	16.1%
Income from operations	965	843	14	1,797	1,521	18
% of net sales	4.0%	4.2%		3.7%	3.6%
Other expense, net	119	93	28	349	120	191

Income before taxes	846	750	13	1,448	1,401	3
% of net sales	3.5%	3.8%		2.9%	3.3%
Net income	$554	$461	20	$941	$873	8

% of net sales	2.3%	2.3%		1.9%	2.1%
Diluted net income per common share	$0.08	$0.07	14%	$0.13	$0.13	–%

The percentage increase in private label contract manufacturing net sales was primarily attributed to the following for the periods ended December 31:

	Three Months Ended		Six Months Ended
Arbonne International	3	%(1)	6	%(1)
Shaklee Corporation	5	(2)	4	(2)
Mannatech, Incorporated	6	(3)	3	(3)
NSA International, Inc.	6	(4)	2	(5)
Impact of foreign exchange rates	1		1
Other customers	(5)		(6)

Total	16%		10%

[1]	During fiscal 2006, we established a relationship with Arbonne International primarily for initial shipments of a single new product. During the first quarter of fiscal 2007, we had residual sales from the initial order of approximately $1.5 million.

[2]	During fiscal 2006, we established a relationship with Shaklee Corporation.

[3]	Net sales to Mannatech, Incorporated increased primarily as a result of higher volumes of established products in existing markets contributing eleven percentage points of net sales growth for the three month period and six percentage points of net sales growth for the six month period, partially offset by a shift in sales mix to lower priced products.

[4]	An increase in net sales to NSA International, Inc. over the comparable quarter last year resulted primarily from higher volumes of established products in existing markets, which contributed four percentage points of the net sales growth and higher average price per unit which contributed two percentage points of the net sales growth.

[5]	An increase in net sales to NSA International, Inc. over the comparable period last year resulted primarily from higher average price per unit.

The percentage increase in net sales of our branded products was primarily attributed to the acquisition of RHL on December 5, 2005.

Gross profit margin increased 2.7 percentage points from the comparable quarter and 3.1 percentage points from the comparable six month period last year. The change in gross profit margin was primarily due to the following for the periods ended December 31:

	Three Months Ended	Six Months Ended
RHL operations	2.1%	3.2%
Shift in sales mix	0.9	0.8
Reduced overhead expenses	1.2	0.1
Incremental inventory reserves	(0.7)	(0.4)
Incremental direct and indirect labor	(0.5)	(0.3)
Other	(0.3)	(0.3)

Total	2.7%	3.1%

Selling, general and administrative expenses increased $1.4 million, or 42%, from the comparable quarter last year and $2.7 million, or 40%, from the comparable year to date period last year. The increase is primarily attributed to incremental selling, general and administrative expenses for our branded products segment of $1.3 million for the three months and $3.1 million for the six months ended December 31, 2006 as a result of the RHL acquisition.

Other expense, net increased $26,000 from the comparable quarter and $229,000 from the comparable year to date period last year primarily due to an increase in interest expense of $84,000 over the comparable quarter and $256,000 over the comparable year to date period last year, partially offset by a decrease in foreign exchange loss of $71,000 from the comparable quarter and $58,000 from the comparable year to date period last year due to the strengthening of the Euro and the related impact on the translation of Euro denominated cash and receivables. The increase in interest expense was primarily due to an additional $3.8 million term loan obtained in December 2005 to partially fund the RHL acquisition; an increase in our weighted average interest rate on our variable rate debt; and an incremental utilization of our line of credit to fund the carrying costs of accounts receivable and inventory for one of our new private label contract manufacturing customers.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $9.6 million for the six months ended December 31, 2006 compared to $3.6 million in the comparable year to date period in the prior year.

At December 31, 2006, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $8.2 million in cash during the six months ended December 31, 2006 compared to $4.2 million in the comparable year to date period in the prior year. Cash provided by accounts receivable in the six months ended December 31, 2006 and 2005 was due to the collection of receivables from fourth quarter sales, which in each case represented then record quarterly sales. Days sales outstanding was 33 days as of December 31, 2006 compared to 38 days as of December 31, 2005.

Approximately $1.6 million of our operating cash flow was generated by NAIE in the six months ended December 31, 2006. As of December 31, 2006, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $1.4 million during the six months ended December 31, 2006 compared to $716,000 in the comparable year to date period in the prior year. Capital expenditures during the six months ended December 31, 2006 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities and call center computer software and hardware for our RHL facility.

Our consolidated debt decreased to $7.5 million at December 31, 2006 from $15.9 million at June 30, 2006 primarily due to payments made on our outstanding working capital line of credit.

We have a bank credit facility of $20.9 million, comprised of a $12.0 million working capital line of credit and $8.9 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $1.1 million fifteen year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $700,000 ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $3.8 million four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $138,000 plus interest.

We amended our credit facility on December 1, 2005 and again on March 29, 2006 to increase our working capital line of credit from $8.0 million to $12.0 million, extend the maturity date and modify certain financial covenants. The amendments included (i) an increase in our ratio of total liabilities/tangible net worth covenant from 1.25/1.0 to 1.75/1.0 through June 30, 2006 (the ratio returns to 1.25/1.0 from July 1, 2006 through June 30, 2007 and to 1.0/1.0 thereafter); (ii) a limit on capital expenditures of $5,500,000 for fiscal years 2006 and 2007; (iii) an extension of the maturity date for the working capital line of credit from November 1, 2006 to November 1, 2007; (iv) an increase in our ability to incur additional aggregate annual operating lease expenses from $100,000 to $500,000 without prior approval from the lender; (v) an increase in our ability to create specific indebtedness other than with our current lender from $0 to $1,000,000; (vi) replacement of the EBITDA coverage ratio with a fixed charge coverage ratio (aggregate of net profit after taxes, depreciation and amortization expenses and net contributions/aggregate current maturity of long-term debt and capitalized lease payments) not less than 1.25/1.0 as of each fiscal quarter end; (vii) an increase in borrowings against eligible inventory from $3.0 million to $6.0 million, provided the outstanding borrowings shall not at any time exceed eligible accounts receivable; (viii) a change in permissible accounts receivable concentration to allow up to 35% for a new customer acceptable to the lender; and (ix) a change in the calculation of the fixed charge coverage ratio (aggregate of net profit after taxes, depreciation and amortization expenses and net contributions/aggregate current maturity of long-term debt and capitalized lease payments) to a rolling 4-quarter basis from each fiscal quarter end.

On January 24, 2007, we further amended our credit facility to extend the maturity date for the working capital line of credit from November 1, 2007 to November 1, 2008, and maintain the ratio of total liabilities/tangible net worth covenant at 1.25/1.0 for the remainder of the term of the credit facility.

As of December 31, 2006 the amount outstanding on the working capital line of credit was $2.0 million and the amount outstanding on the term loans was $5.5 million.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.0 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount will be reduced by CHF 160,000, or approximately $128,000, at the end of each year beginning on December 31, 2007. As of December 31, 2006, there was no outstanding balance under the credit facility.

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

On July 7, 2005, we purchased 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expired monthly beginning January 2006 and ending December 2006. The option contracts had a notional amount of $7.0 million, a weighted average strike price of $1.16, and a purchase price of $152,000. The risk of loss associated with the options was limited to the purchase price paid for the option contracts.

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

On July 6, 2006, we sold the then unexpired options purchased on July 7, 2005 and April 6, 2006 for $13,000. The proceeds were used to purchase 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning August 2006 and ending July 2007. The option contracts had a notional amount of $8.9 million, a weighted average strike price of $1.24, and a purchase price of $103,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of December 31, 2006, five of the options had expired. The unrealized losses at the time of sale associated with the remaining options sold as of December 31, 2006 were $49,000 and will be recognized in cost of goods sold under the original monthly option contract expiration dates.

On January 18, 2007, we purchased three option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The three options expire monthly beginning August 2007 and ending October 2007. The option contracts had a notional amount of $1.9 million, a weighted average strike price of $1.24, and a purchase price of $12,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts.

There were no other derivative financial instruments at December 31, 2006.

As of December 31, 2006, we had $3.2 million in cash and cash equivalents and $5.1 million available under our line of credit, net of $134,000 outstanding letter of credit issued to our landlord. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning July 1, 2008. We are currently evaluating the impact of SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS 158 are effective as of the end of the fiscal year ending June 30, 2007. We are currently evaluating the impact of SFAS 158

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The guidance in SAB 108 is effective for the fiscal year ending June 30, 2007. We are currently evaluating the impact of SAB 108

Additional recent accounting pronouncements are discussed under Item 7 of our 2006 Annual Report. As of December 31, 2006, other than the pronouncements described above and the pronouncements discussed in our 2006 Annual Report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

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

Interest Rates

At December 31, 2006, we had fixed rate debt of $475,000 and variable rate debt of approximately $7.0 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of December 31, 2006, the weighted average effective interest rate on our variable rate debt was 7.90%. An immediate one hundred basis point (1.0%) increase in the interest rate on our variable rate debt, holding other variables constant, would have increased our interest expense by $49,000 for the six months ended December 31, 2006. Interest rates have been at or near historic lows in recent years but have been increasing during the past year. There can be no guarantee that interest rates will not rise further. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

On July 7, 2005, we purchased 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expired monthly beginning January 2006 and ending December 2006. The option contracts had a notional amount of $7.0 million, a weighted average strike price of $1.16, and a purchase price of $152,000. The risk of loss associated with the options was limited to the purchase price paid for the option contracts.

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

On July 6, 2006, we sold the then unexpired options purchased on July 7, 2005 and April 6, 2006 for $13,000. The proceeds were used to purchase 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning August 2006 and ending July 2007. The option contracts had a notional amount of $8.9 million, a weighted average strike price of $1.24, and a purchase price of $103,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of December 31, 2006, five of the options had expired. The unrealized losses at the time of sale associated with the remaining options sold as of December 31, 2006 were $49,000 and will be recognized in cost of goods sold under the original monthly option contract expiration dates.

On January 18, 2007, we purchased three option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The three options expire monthly beginning August 2007 and ending October 2007. The option contracts had a notional amount of $1.9 million, a weighted average strike price of $1.24, and a purchase price of $12,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts.

On December 31, 2006, the Swiss Franc closed at 1.22 to 1.00 United States dollar and the Euro closed at 0.76 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the six months ended December 31, 2006 by $201,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended December 31, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

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

As of January 30, 2007, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on December 1, 2006. The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of two Class I directors to serve until the next annual meeting of stockholders held to elect Class I directors and until their respective successors are elected and qualified:
Joe E. Davis	5,952,518	14,456	—	—	—
Mark A. LeDoux	5,963,343	3,631	—	—	—

Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007	5,963,145	—	21,780	1,659	—

In accordance with the terms set forth in the proxy statement related to the solicitation of proxies for use at the annual meeting, an abstention from voting was used for the purpose of establishing a quorum, and was considered a vote “against” a proposal. A broker non-vote was also used for the purpose of establishing a quorum, but was not otherwise counted in the voting process. The named directors and the above matter were each approved by the stockholders at the annual meeting.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver*	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Wise*	Exhibit 10.7 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Reaves*	Exhibit 10.8 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.11	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.12	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.13	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.14	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.15	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.16	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.17	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.18	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.19	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.20	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.21	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.22	Stock Purchase Agreement effective as of December 5, 2005, by and among NAI and William H. Bunten II and/or Elizabeth W. Bunten, as the trustees of The Bunten Family Trust dated April 14, 2001, John F. Dullea and Carolyn A. Dullea, as the trustees of The John F. and Carolyn A. Dullea Trust dated June 20, 2001, Lincoln Fish, and Michael L. Irwin, as trustee of The Michael L. Irwin Trust u/t/a June 25, 1991	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.23	Form of Lock-Up Agreement effective as of December 5, 2005 entered into between NAI and each Selling Stockholder	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.24	Employment Agreement effective as of December 5, 2005, by and between RHL and John F. Dullea*	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.25	Lease of RHL Facilities in San Diego, California between RHL and Lessor dated February 5, 2003	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.26	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.27	Patent License Agreement by and between Unither Pharma, Inc. and RHL dated May 1, 2002	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.28	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.29	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.30	Letter amendment to Lease of RHL Facilities in San Diego, California between RHL and Lessor dated January 10, 2006	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.31	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.32	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.33	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.34	Standard Sublease Multi-Tenant by and between J. Gelt Corporation dba Casa Pacifica and RHL (lease reference date March 6, 2006)	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.35	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.36	Employment Agreement effective as of November 20, 2006, by and between NAI and Alvin McCurdy*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated November 20, 2006, filed with the commission on November 21, 2006

10.37	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Filed herewith

10.38	Revolving Line of Credit Note (as revised) made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $12,000,000	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 30, 2007

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ John R. Reaves
John R. Reaves, Chief Financial Officer

Mr. Reaves is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.