Form 10-Q
period 2007-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2007-05-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

000-15701

(Commission file number)

NATURAL ALTERNATIVES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State of incorporation)	(IRS Employer Identification No.)

1185 Linda Vista Drive San Marcos, California 92078	(760) 744-7340
(Address of principal executive offices)	(Registrant's telephone number)

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

As of May 14, 2007, 6,893,382 shares of NAI's common stock were outstanding, net of 70,000 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•

future financial and operating results, including projections of net sales, revenue, income, net income per share, profit margins, expenditures, liquidity, goodwill valuation and other financial items;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	development of new products, brands and marketing strategies;

•	the effect of the discontinuance of Dr. Cherry’s television program and our ability to develop a new marketing plan for, and to sustain, our Pathway to Healing® product line;

•	inventories and the adequacy and intended use of our facilities;

•	distribution channels, product sales and performance and timing of product shipments;

•	current or future customer orders;

•	management's goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	the outcome of regulatory, tax and litigation matters;

•	sources and availability of raw materials;

•	operations outside the United States;

•	the adequacy of reserves and allowances;

•	overall industry and market performance;

•	competition;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2007	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,788	$2,157
Accounts receivable—less allowance for doubtful accounts of $95 at March 31, 2007 and $217 at June 30, 2006	3,980	12,839
Inventories, net	17,505	17,054
Deferred income taxes	1,251	1,059
Other current assets	2,213	1,916

Total current assets	28,737	35,025

Property and equipment, net	15,571	15,943
Goodwill and purchased intangibles, net	11,403	11,303
Other noncurrent assets, net	168	182

Total assets	$55,879	$62,453

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,710	$5,221
Accrued liabilities	2,460	2,265
Accrued compensation and employee benefits	1,248	1,964
Line of credit	—	9,574
Income taxes payable	586	1,063
Current portion of long-term debt	1,840	1,766

Total current liabilities	13,844	21,853

Long-term debt, less current portion	3,240	4,596
Deferred income taxes	1,260	1,260
Deferred rent	1,241	1,262
Long-term pension liability	234	191

Total liabilities	19,819	29,162

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 20,000,000 shares authorized; issued and outstanding 6,956,482 at March 31, 2007 and 6,685,546 at June 30, 2006	69	67
Additional paid-in capital	16,823	15,331
Accumulated other comprehensive loss	(229)	(276)
Retained earnings	19,772	18,462
Treasury stock, at cost, 70,000 shares at March 31, 2007 and 61,000 shares at June 30, 2006	(375)	(293)

Total stockholders’ equity	36,060	33,291

Total liabilities and stockholders’ equity	$55,879	$62,453

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net sales	$23,791	$23,387	$73,001	$65,232
Cost of goods sold	18,394	17,585	56,387	51,556

Gross profit	5,397	5,802	16,614	13,676

Selling, general & administrative expenses	4,801	4,655	14,221	11,008

Income from operations	596	1,147	2,393	2,668

Other income (expense):
Interest income	3	1	8	27
Interest expense	(137)	(159)	(534)	(300)
Foreign exchange gain (loss)	7	(8)	63	(10)
Other, net	10	(4)	(3)	(7)

	(117)	(170)	(466)	(290)

Income before income taxes	479	977	1,927	2,378
Provision for income taxes	110	356	617	884

Net income	$369	$621	$1,310	$1,494

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	34	(37)	48	(83)

Comprehensive income	$403	$584	$1,358	$1,411

Net income per common share:
Basic	$0.05	$0.09	$0.19	$0.24

Diluted	$0.05	$0.09	$0.18	$0.22

Weighted average common shares outstanding:
Basic	6,885,489	6,571,924	6,815,323	6,257,043
Diluted	7,202,454	7,005,954	7,193,626	6,653,383

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$1,310	$1,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Reduction for uncollectible accounts receivable	(124)	(178)
Depreciation and amortization	2,517	2,237
Amortization of purchased intangibles	189	84
Non-cash compensation	171	57
Tax benefit from exercise of stock options	(442)	—
Pension expense, net of contributions	44	77
Loss on disposal of assets	5	—
Changes in operating assets and liabilities (net of effects of business acquisition):
Accounts receivable	8,983	4,299
Inventories, net	(451)	(9,709)
Other assets	(237)	(785)
Accounts payable and accrued liabilities	2,148	2,466
Accrued compensation and employee benefits	(716)	(272)

Net cash provided by (used in) operating activities	13,397	(230)

Cash flows from investing activities
Capital expenditures	(2,220)	(1,263)
Proceeds from sale of equipment	70	—
Net cash paid for business acquisition	—	(5,617)

Net cash used in investing activities	(2,150)	(6,880)

Cash flows from financing activities
Proceeds from long-term debt	—	3,800
Payments on long-term debt	(1,282)	(1,392)
Net (payments) borrowings on line of credit	(9,574)	4,082
Tax benefit from exercise of stock options	442	—
Repurchase of common stock	(82)	—
Proceeds from issuance of common stock	880	270

Net cash provided by (used in) financing activities	(9,616)	6,760

Net increase (decrease) in cash and cash equivalents	1,631	(350)
Cash and cash equivalents at beginning of period	2,157	1,916

Cash and cash equivalents at end of period	$3,788	$1,566

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$516	$278

Taxes	$671	$1,124

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Certain reclassications to prior period information have been made to conform to current presentation. For the three and nine months ended March 31, 2007, we recorded $85,000 and $349,000, respectively, of shipping costs for our private label contract manufacturing sales in cost of goods sold on the Statements Of Income And Comprehensive Income in accordance with the Financial Accounting Standards Board (FASB) Emerging Issue Task Force (EITF) No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Private label contract manufacturing shipping costs of $103,000 for the three months ended March 31, 2006 and $347,000 for the nine months ended March 31, 2006, were reclassified from net sales to cost of goods sold to conform to current year presentation.

For the three and nine months ended March 31, 2007, we recorded $129,000 and $446,000, respectively, of shipping costs for our direct-to-consumer marketing program sales in cost of goods sold on the Statement Of Income And Comprehensive Income. Direct-to-consumer marketing program shipping costs of $197,000 for the three months ended March 31, 2006 and $569,000 for the nine months ended March 31, 2006, were reclassified from selling, general and administrative expenses to cost of goods sold to conform to current year presentation.

For the three and nine months ended March 31, 2007 and March 31, 2006, all costs incurred on the shipment of product to customers are included in costs of goods sold. Shipping and handling costs were $437,000 for the three months ended March 31, 2007 and $480,000 for the three months ended March 31, 2006. Shipping and handling costs were $1.4 million for the nine months ended March 31, 2007 and $1.1 million for the nine months ended March 31, 2006.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Numerator
Net income	$369	$621	$1,310	$1,494

Denominator
Basic weighted average common shares outstanding	6,885	6,572	6,815	6,257
Dilutive effect of stock options	317	434	379	396

Diluted weighted average common shares outstanding	7,202	7,006	7,194	6,653

Basic net income per common share	$0.05	$0.09	$0.19	$0.24

Diluted net income per common share	$0.05	$0.09	$0.18	$0.22

Shares related to stock options of 219,000 for the three months ended March 31, 2007, and 155,000 for the nine months ended March 31, 2007, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Shares related to stock options of 230,000 for the three months ended March 31, 2006, and 374,000 for the nine months ended March 31, 2006, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Stock-Based Compensation

We have an equity incentive plan under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also have an employee stock purchase plan. Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized (a) for all stock-based awards granted before, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” and (b) for all stock-based awards granted after July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

We estimated the fair value of the stock option awards at the date of grant and employee stock purchase plan shares at the beginning of the offering period using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities utilized in the model are based on the historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of stock option grants is derived from historical experience.

Our operating income has been reduced by stock based compensation expense of approximately $75,000 for the three months ended March 31, 2007 and $31,000 for the three months ended March 31, 2006. Our operating income has been reduced by compensation expense of approximately $171,000 for the nine months ended March 31, 2007 and $57,000 for the nine months ended March 31, 2006.

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

The RHL acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 “Business Combinations.” Assets acquired and liabilities assumed were recorded at their fair values as of December 5, 2005 based on a preliminary valuation using management’s estimates and assumptions and were subject to adjustment as certain preacquisition contingencies had not yet been finalized. In November 2006, the purchase price allocation was completed resulting in an increase of goodwill of approximately $289,000. The adjustment to the purchase price allocation resulted primarily from the finalization of the valuation of a pre-acquisition contingency related to the potential return of product from a rebate program offered by RHL before the acquisition date to introduce a new product and develop the RHL brand. During the allocation period, we obtained the necessary post rebate program follow on sales data needed to complete the analysis of the contingency and adjusted the preliminary purchase price allocation accordingly. The final allocation of the purchase price to the assets acquired and liabilities assumed at December 5, 2005 was as follows (in thousands):

Current assets	$1,439
Property and equipment	132
Other assets	120
Goodwill	7,530
Intangibles:
Distributor relationships	500
Direct consumer relationships	400
Tradenames	3,300
Non-compete agreements	10

Total assets acquired	13,431

Current liabilities	2,451
Deferred tax liability	1,634

Total liabilities assumed	4,085

Net assets acquired	9,346
Cash acquired	(191)
Debt assumed	590

Purchase price and debt assumed, net of cash acquired	$9,745

C. Goodwill and Purchased Intangibles

Goodwill and other acquisition-related intangibles as of March 31, 2007 were as follows (dollars in thousands):

	Amortization Life in Years	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	N/A	$7,530	$—	$7,530
Distributor relationships	13	500	(51)	449
Direct consumer relationships	9	400	(59)	341
Tradenames	20	3,300	(220)	3,080
Non-compete agreements	2	10	(7)	3

		$11,740	$(337)	$11,403

The estimated future amortization expense of purchased intangible assets as of March 31, 2007 was as follows (in thousands):

Three months ending June 30, 2007	$63
Fiscal year 2008	249
Fiscal year 2009	247
Fiscal year 2010	247
Fiscal year 2011	247
Thereafter	2,820

$3,873

D. Inventories

Inventories, net consisted of the following (in thousands):

	March 31, 2007	June 30, 2006
Raw materials	$8,072	$8,461
Work in progress	5,377	5,339
Finished goods	4,056	3,254

	$17,505	$17,054

E. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life in Years	March 31, 2007	June 30, 2006
Land	N/A	$393	$393
Building and building improvements	7 –39	2,726	2,721
Machinery and equipment	3 –12	20,415	20,208
Office equipment and furniture	3 – 5	4,384	3,843
Vehicles	3	204	204
Leasehold improvements	1 –15	10,077	9,434

Total property and equipment		38,199	36,803
Less: accumulated depreciation and amortization		(22,628)	(20,860)

Property and equipment, net		$15,571	$15,943

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

As a result of the amendments and additional term loan, our bank credit facility increased to a total of $20.9 million, comprised of a $12.0 million working capital line of credit and $8.9 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $1.1 million, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $700,000, 10 year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million, four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million, five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and the $3.8 million, four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $144,000 plus interest.

On January 24, 2007, we further amended our credit facility to extend the maturity date for the working capital line of credit from November 1, 2007 to November 1, 2008, and maintain the ratio of total liabilities/tangible net worth covenant at 1.25/1.0 for the remainder of the term of the credit facility.

As of March 31, 2007, we did not have an outstanding balance on the working capital line of credit and the amount outstanding on the term loans was $5.1 million. As of March 31, 2007, we had $6.4 million available under the line of credit, net of a $134,000 outstanding letter of credit issued to our landlord.

As of May 1, 2007, in accordance with our lease agreement, we no longer have an amount outstanding under our letter of credit issued to our landlord.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.1 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount will be reduced by CHF 160,000, or approximately $131,000, at the end of each year beginning on December 31, 2007. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $410,000. As of March 31, 2007, there was no outstanding balance under the credit facility.

The composite interest rate on all of our outstanding debt was 7.74% at March 31, 2007, and 6.68% at March 31, 2006.

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

The components included in the net periodic benefit for the periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Interest cost	$21	$20	$63	$60
Expected return on plan assets	(27)	(23)	(81)	(69)

Net periodic benefit	$(6)	$(3)	$(18)	$(9)

H. Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of any of these customers, or a significant decline in net sales or the growth rate of net sales to these customers could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective period's total net sales were as follows (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007		2006		2007		2006
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$9,321	39%	$8,969	38%	$29,372	40%	$28,127	43%
Customer 2	7,840	33	7,931	34	22,710	31	21,849	33

	$17,161	72%	$16,900	72%	$52,082	71%	$49,976	76%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,								Nine Months Ended March 31,
	2007				2006				2007			2006
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases		Raw Material Purchases by Supplier		% of Total Raw Material Purchases		Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases
Supplier 1	$1,928		22%		$2,844		23%		$4,921		17%	$6,355		23%
Supplier 2	1,474		17		(a	)	(a	)	3,815		13	3,455		12
Supplier 3	(a	)	(a	)	(a	)	(a	)	3,189		11	(a	)	(a )
Supplier 4	(a	)	(a	)	1,463		12		(a	)	(a )	2,783		10

	$3,402		39%		$4,307		35%		$11,925		41%	$12,593		45%

(a)	Purchases were less than 10% of the respective period's total raw material purchases.

I. Segment Information

Before July 1, 2006, our business consisted of two reportable segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” identified as NAI and RHL, which was acquired on December 5, 2005.

Effective July 1, 2006, we changed our reporting segments to reflect the structure of our organization after the integration of previously outsourced fulfillment and call center activities for our Dr. Cherry Pathway to Healing® product line into RHL’s existing operations. The new reportable segments are as follows:

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

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, and other corporate level related expenses, which are not allocated to either segment. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A to the consolidated financial statements included in our 2006 Annual Report.

Our operating results by business segment shown below for the three and nine months ended March 31, 2006 have been restated to reflect our new reporting segments, with the exception of the information on total assets as we believe it would be impractical to restate such information. Accordingly, the total asset information is provided only for our new reporting segments as of March 31, 2007. Our operating results by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net Sales
Private label contract manufacturing	$19,480	$18,557	$60,597	$55,871
Branded products	4,311	4,830	12,404	9,361

	$23,791	$23,387	$73,001	$65,232

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Income from Operations
Private label contract manufacturing	$2,467	$2,388	$8,189	$6,494
Branded products	188	684	406	1,332

Income from operations of reportable segments	2,655	3,072	8,595	7,826

Corporate expenses not allocated to segments	(2,059)	(1,925)	(6,202)	(5,158)

	$596	$1,147	$2,393	$2,668

	March 31, 2007
Total Assets
Private label contract manufacturing	$40,479
Branded products	15,400

	$55,879

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe. Our branded products are sold only in the United States.

Net sales by geographic region, based on the customers’ locations, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
United States	$18,480	$18,191	$57,486	$50,122
Markets Outside the United States	5,311	5,196	15,515	15,110

Total Net Sales	$23,791	$23,387	$73,001	$65,232

Products manufactured by NAIE accounted for approximately 41% of net sales in markets outside the United States for the three months ended March 31, 2007, and 47% for the three months ended March 31, 2006. NAIE accounted for 44% of net sales in markets outside the United States for the nine months ended March 31, 2007, and 48% for the nine months ended March 31, 2006. No products manufactured by NAIE were sold in the United States during the nine months ended March 31, 2007 and 2006.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Nine Months Ended
	March 31, 2007	June 30, 2006	March 31, 2007	June 30, 2006	March 31, 2007	March 31, 2006
United States	$26,675	$27,735	$50,262	$57,661	$1,227	$819
Europe	1,989	1,202	5,617	4,792	993	444

	$28,664	$28,937	$55,879	$62,453	$2,220	$1,263

J. Contingencies

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to product liability, employment, intellectual property, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters will result in a material adverse effect on our business, consolidated financial condition, cash flows or results of operations. However, a settlement payment or unfavorable outcome could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes that we do not expect.

As of May 14, 2007, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2007. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2006 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Our primary business activity has been to provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers' internal marketing programs, supply chain management, entry into new markets and new product introductions.

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

During the first nine months of fiscal 2007, we achieved a 12% increase in our net sales over the comparable period last year. While we are pleased with our revenue growth, we also believe the source of the growth is important in the context of our overall business strategy. Sales from our branded products contributed 39% of the total net sales growth, primarily as a result of our acquisition of RHL in December 2005. Sales from private label contract manufacturing contributed 61% of the total net sales growth, primarily as a result of the new customer relationships we established in fiscal 2006. As a result, net sales to our two largest private label contract manufacturing customers as a percentage of our total net sales decreased to 71% from 76% in the comparable nine month period last year.

The increase in branded products sales over the comparable period last year resulted in a favorable shift in mix from our lower margin contract manufacturing sales and an improvement in gross profit margin to 22.8% from 21.0% in the comparable period last year. During the first nine months of fiscal 2007, however, in an effort to establish the foundation for long term growth in our branded products sales and improve our gross profit margins, we made investments in the As We Change catalog to increase the overall customer base. Additionally, during the nine months ended March 31, 2007 sales from the Dr. Cherry Pathway to Healing® product line decreased approximately 16% from the comparable period last year. As a result, the investment in the As We Change catalog combined with lower sales from the Pathway to Healing® product line contributed to a 10% decrease in total income from operations from the comparable period last year despite the increase in net sales.

Beginning in April 2007, Dr. Cherry ceased airing his weekly television program, which had served as the primary customer acquisition vehicle in marketing the Pathway to Healing® product line. While the loss of the television program is anticipated to have a negative impact on our ability to acquire new customers, sales from the product line have been primarily generated by continuity orders from long-standing repeat customers. We are working with Dr. Cherry to evaluate alternative marketing programs and revise marketing plans to support the product line. While we anticipate the discontinuance of the television program will have a near term, negative impact on our ability to acquire new customers for the product line, we also currently anticipate that we will be able to implement revised marketing plans that sustain the product line.

During the remainder of fiscal 2007, we plan to continue to focus on:

•

Leveraging our state of the art, certified facilities to increase the value of the goods and services we provide to our highly valued private label contract manufacturing customers, and assist us in developing relationships with additional quality oriented customers;

•	Implementing focused initiatives to grow our branded product lines and to sustain our Pathway to Healing® product line;

•	Improving operational efficiencies and managing costs and business risks to improve profitability; and

•

Identifying and evaluating additional acquisition opportunities that could increase product lines, expand distribution channels, enhance manufacturing capabilities or reduce risk associated with a variety of factors.

In the fourth quarter of fiscal 2006, we enjoyed a record quarter for revenue. During that quarter, we shipped significant initial orders to a new customer and are now shipping additional orders to that customer. We do not expect to repeat last year’s record fourth quarter, and we anticipate revenue in the fourth quarter of fiscal 2007 will be in line with revenue from our third quarter ended March 31, 2007. As a result, we anticipate revenue and profitability for fiscal 2007 will be lower than fiscal 2006.

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

We are required to assess goodwill impairment annually using the methodology prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on an annual basis or more frequently if we believe indicators of impairment exist. Application of the goodwill impairment test requires judgment, including identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is subjective in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized, as well as the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including those related to the projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, and the determination of appropriate market comparables and whether a premium or discount should be applied to comparables. It is reasonably possible that the estimates and assumptions used in our impairment analyses may be incorrect. If our actual results, or the estimates and assumptions we use in future impairment analyses, are lower than the original estimates and assumptions used, we could incur additional impairment charges.

Beginning in April 2007, Dr. Cherry ceased airing his weekly television program, which had served as the primary customer acquisition vehicle in marketing the Pathway to Healing® product line. The Pathway to Healing® product line is one of several product lines included in our branded products reporting unit for which we have recorded approximately $7.5 million of goodwill. While the loss of the television program is anticipated to have a near term negative impact on our ability to acquire new customers, sales from the product line have been primarily generated by continuity orders from long-standing repeat customers.

We are working with Dr. Cherry to evaluate alternative marketing programs and revise marketing plans to support the product line and replace the customer acquisition marketing vehicle. While we anticipate the discontinuance of the television program will have a near term negative impact on the Pathway to Healing® product line, we also currently anticipate that we will be able to implement revised marketing plans that sustain the product line. It is possible, however, that when the marketing plans are fully developed and evaluated, we could determine to discontinue the Pathway to Healing® product line or take other less severe actions that could contribute to a material goodwill impairment charge. Our annual goodwill impairment test commences each year on April 1 and considers all the factors in the marketing, sales and cash flows from all product lines within the branded products reporting unit.

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

As of March 31, 2007, we had approximately $3.0 million in inventory related to a purchase order received in fiscal 2006. The delivery dates in the underlying purchase order were rescheduled at the request of the customer. We anticipate shipments to continue during the fourth quarter of fiscal 2007. Based on our evaluation of various factors, including our discussions with the customer, the rescheduled delivery dates, and the remaining shelf life and efficacy of the inventory, we believe the likelihood of a charge to reduce the value of the inventory associated with the purchase order is remote. If, however, any of the factors upon which we based our evaluation vary significantly from our expectations, the value of our inventory could be reduced by a material amount.

Our critical accounting policies are discussed under Item 7 of our 2006 Annual Report. Other than as described above, there have been no significant changes to these policies during the nine months ended March 31, 2007.

Results of Operations

The results of our operations for the periods ended March 31 were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007	2006	Change	2007	2006	Change
Private label contract manufacturing	$19,480	$18,557	5%	$60,597	$55,871	8%
Branded products	4,311	4,830	(11)	12,404	9,361	32

Total net sales	23,791	23,387	2	73,001	65,232	12
Cost of goods sold	18,394	17,585	5	56,387	51,556	9

Gross profit	5,397	5,802	(7)	16,614	13,676	21
Gross profit %	22.7%	24.8%		22.8%	21.0%
Selling, general & administrative expenses	4,801	4,655	3	14,221	11,008	29

% of net sales	20.2%	19.9%		19.5%	16.9%
Income from operations	596	1,147	(48)	2,393	2,668	(10)
% of net sales	2.5%	4.9%		3.3%	4.1%
Other expense, net	117	170	(31)	466	290	61

Income before taxes	479	977	(51)	1,927	2,378	(19)
% of net sales	2.0%	4.2%		2.6%	3.6%
Net income	$369	$621	(41)	$1,310	$1,494	(12)

% of net sales	1.6%	2.7%		1.8%	2.3%
Diluted net income per common share	$0.05	$0.09	(44)%	$0.18	$0.22	(18)%

The percentage increase in private label contract manufacturing net sales was primarily attributed to the following for the periods ended March 31:

	Three Months Ended	Nine Months Ended
Arbonne International	—%	4	%(1)
Shaklee Corporation	5 (2)	4	(2)
Mannatech, Incorporated	—	2	(3)
NSA International, Inc.	1 (4)	1	(5)
Impact of foreign exchange rates	1	1
Other customers	(2)	(4)

Total	5%	8%

[1]

During fiscal 2006, we established a relationship with Arbonne International primarily with initial shipments of a single new product. During the first quarter of fiscal 2007, we had residual sales from the initial order of approximately $1.5 million.

[2]	During fiscal 2006, we established a relationship with Shaklee Corporation.
[3]

Net sales to Mannatech, Incorporated increased primarily as a result of higher volumes of established products in existing markets contributing four percentage points of net sales growth, partially offset by a shift in sales mix to lower priced products.

[4]	An increase in net sales to NSA International, Inc. over the comparable quarter last year resulted primarily from higher volumes of established products in existing markets.
[5]	An increase in net sales to NSA International, Inc. over the comparable period last year resulted primarily from higher average price per unit.

The percentage change in net sales of our branded products was primarily attributed to the following distribution channels for the periods ended March 31:

	Three Months Ended		Nine Months Ended
As We Change (“AWC”) catalog	7	%(1)	36	%(2)
FDM retail channel	(1)		11	(2)
Direct-to-consumer marketing program	(17	)(3)	(15	)(3)

Total	(11)%		32%

[1]

An increase in net sales from the AWC catalog over the comparable quarter last year resulted primarily from higher volume. During fiscal 2007, marketing investments were made to increase the customer base.

[2]	RHL was acquired on December 5, 2005 resulting in only four months of net sales from these acquired brands for the comparable period last year.
[3]

A decrease in net sales from our direct-to-consumer marketing programs over the comparable quarter and period last year resulted primarily from lower sales of the Dr. Cherry Pathway to Healing® product line.

Gross profit margin decreased 2.1 percentage points from the comparable quarter and increased 1.8 percentage points from the comparable nine month period last year. The change in gross profit margin was primarily due to the following for the periods ended March 31:

	Three Months Ended	Nine Months Ended
Shift in sales mix	(0.2)%	1.2%
Changes in overhead expenses	(1.2)	0.5
Reduced inventory reserves	1.8	0.6
Incremental direct and indirect labor	(2.5)	(0.5)

Total	(2.1)%	1.8%

Selling, general and administrative expenses increased $146,000, or 3%, from the comparable quarter last year and $3.2 million, or 29%, from the comparable year to date period last year. The increase is primarily attributed to incremental selling, general and administrative expenses for our branded products segment of $42,000 for the three months and $3.4 million for the nine months ended March 31, 2007 as a result of the RHL acquisition.

Other expense, net decreased $53,000 from the comparable quarter primarily due to lower interest expense of $22,000, and increased $176,000 from the comparable year to date period last year primarily due to $234,000 of higher interest expense. The increase in interest expense over the comparable year to date period was primarily due to an additional $3.8 million term loan obtained in December 2005 to partially fund the RHL acquisition, an increase in our weighted average interest rate on our variable rate debt, and an incremental utilization of our line of credit to fund the carrying costs of accounts receivable and inventory for one of our new private label contract manufacturing customers. The increase in interest expense was partially offset by a decrease in foreign exchange loss of $73,000 from the comparable year to date period last year due to the strengthening of the Euro and the related impact on the translation of Euro denominated cash and receivables.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $13.4 million for the nine months ended March 31, 2007 compared to net cash used in operating activities of $230,000 in the comparable year to date period in the prior year.

At March 31, 2007, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $9.0 million in cash during the nine months ended March 31, 2007 compared to $4.3 million in the comparable year to date period in the prior year. Cash provided by accounts receivable in the nine months ended March 31, 2007 and 2006 was due to the collection of receivables from fourth quarter sales, which in each case represented then record quarterly sales. Days sales outstanding was 32 days as of March 31, 2007 compared to 36 days as of March 31, 2006.

During the nine months ended March 31, 2006 inventory increased $9.7 million. This increase was mostly for an initial order to a new customer that was primarily fulfilled in the fourth quarter of fiscal 2006.

Approximately $1.7 million of our operating cash flow was generated by NAIE in the nine months ended March 31, 2007. As of March 31, 2007, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $2.2 million during the nine months ended March 31, 2007 compared to $1.3 million in the comparable year to date period in the prior year. Capital expenditures during the nine months ended March 31, 2007 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities and call center computer software and hardware for our RHL facility. Additionally, we recently completed the expansion of our manufacturing facility in Manno, Switzerland to include powder filling capabilities.

Our consolidated debt decreased to $5.1 million at March 31, 2007 from $15.9 million at June 30, 2006 primarily due to payments made on our outstanding working capital line of credit.

We have a bank credit facility of $20.9 million, comprised of a $12.0 million working capital line of credit and $8.9 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $1.1 million, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $700,000, 10 year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million, four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million, five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and the $3.8 million, four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $144,000 plus interest.

We amended our credit facility on December 1, 2005 and again on March 29, 2006 to increase our working capital line of credit from $8.0 million to $12.0 million, and to extend the maturity date from November 1, 2006 to November 1, 2007, as well as to make certain modifications to the financial covenants, including: (i) an increase in our ratio of total liabilities/tangible net worth covenant from 1.25/1.0 to 1.75/1.0 through June 30, 2006 (the ratio returned to 1.25/1.0 from July 1, 2006 through June 30, 2007 and was to return to 1.0/1.0 thereafter but was subsequently further amended); (ii) a limit on capital expenditures of $5,500,000 for fiscal years 2006 and 2007; (iii) an increase in our ability to incur additional aggregate annual operating lease expenses from $100,000 to $500,000 without prior approval from the lender; (iv) an increase in our ability to create specific indebtedness other than with our current lender from $0 to $1,000,000; (v) replacement of the EBITDA coverage ratio with a fixed charge coverage ratio (aggregate of net profit after taxes, depreciation and amortization expenses and net contributions/aggregate current maturity of long-term debt and capitalized lease payments) not less than 1.25/1.0 as of each fiscal quarter end; (vi) an increase in borrowings against eligible inventory from $3.0 million to $6.0 million, provided the outstanding borrowings shall not at any time exceed eligible accounts receivable; (vii) a change in permissible accounts receivable concentration to allow up to 35% for a new customer acceptable to the lender; and (viii) a change in the calculation of the fixed charge coverage ratio (aggregate of net profit after taxes, depreciation and amortization expenses and net contributions/aggregate current maturity of long-term debt and capitalized lease payments) to a rolling 4-quarter basis from each fiscal quarter end.

On January 24, 2007, we further amended our credit facility to extend the maturity date for the working capital line of credit from November 1, 2007 to November 1, 2008, and maintain the ratio of total liabilities/tangible net worth covenant at 1.25/1.0 for the remainder of the term of the credit facility.

As of March 31, 2007, we did not have an outstanding balance on the working capital line of credit and the amount outstanding on the term loans was $5.1 million.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.1 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount will be reduced by CHF 160,000, or approximately $131,000, at the end of each year beginning on December 31, 2007. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $410,000. As of March 31, 2007, there was no outstanding balance under the credit facility.

Under the credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. In the event that a fixed loan is repaid early at NAIE's election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $800), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

On July 7, 2005, we purchased 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options were to expire monthly beginning January 2006 and ending December 2006, but we sold the options that had not yet expired as of July 6, 2006 as described below. The option contracts had a notional amount of $7.0 million, a weighted average strike price of $1.16, and a purchase price of $152,000. The risk of loss associated with the options was limited to the purchase price paid for the option contracts.

On April 6, 2006, we purchased seven option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The seven options were to expire monthly beginning January 2007 and ending July 2007, but we sold the options in July 2006 as described below. The option contracts had a notional amount of $4.9 million, a weighted average strike price of $1.16, and a purchase price of $62,000. The risk of loss associated with the options was limited to the purchase price paid for the option contracts.

On July 6, 2006, we sold the then unexpired options purchased on July 7, 2005 and April 6, 2006 for $13,000. The proceeds were used to purchase 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning August 2006 and ending July 2007. The option contracts had a notional amount of $8.9 million, a weighted average strike price of $1.24, and a purchase price of $103,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of March 31, 2007, eight of the options had expired. As of March 31, 2007, the unrealized losses associated with the remaining options sold on July 6, 2006 were $29,000 and will be recognized in cost of goods sold under the original monthly option contract expiration dates.

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

We did not hold any other derivative financial instruments at March 31, 2007.

As of March 31, 2007, we had $3.8 million in cash and cash equivalents and $6.4 million available under our line of credit, net of a $134,000 outstanding letter of credit issued to our landlord. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months. As of May 1, 2007, in accordance with our lease agreement, we no longer have an amount outstanding under our letter of credit issued to our landlord.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning July 1, 2008. We are currently evaluating the impact of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS 158 are effective as of the end of the fiscal year ending June 30, 2007. We are currently evaluating the impact of SFAS 158.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. The provisions of SFAS 159 are effective for our fiscal year beginning July 1, 2009. We are currently evaluating the impact of SFAS 159.

An additional recent accounting pronouncement is discussed under Item 7 of our 2006 Annual Report. As of March 31, 2007, other than the pronouncements described above and the pronouncement discussed in our 2006 Annual Report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

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

Interest Rates

At March 31, 2007, we had fixed rate debt of $453,000 and variable rate debt of approximately $4.6 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of March 31, 2007, the weighted average effective interest rate on our variable rate debt was 7.72%. An immediate one hundred basis point (1.0%) increase in the interest rate on our variable rate debt, holding other variables constant, would have increased our interest expense by $67,000 for the nine months ended March 31, 2007. Interest rates have been at or near historic lows in recent years but have been increasing during the past year. There can be no guarantee that interest rates will not rise further. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

Our main exchange rate exposures are with the Swiss Franc and the Euro against the United States dollar. This is due to NAIE's operations in Switzerland and the payment in Euros by our largest customer for finished goods. Additionally, we pay our NAIE employees and certain operating expenses in Swiss Francs. We may enter into forward exchange contracts, foreign currency borrowings and option contracts to hedge our foreign currency risk. Our goal in seeking to manage foreign currency risk is to provide reasonable certainty to the functional currency value of foreign currency cash flows and to help stabilize the value of non-United States dollar-denominated earnings.

On July 7, 2005, we purchased 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options were to expire monthly beginning January 2006 and ending December 2006, but we sold the options that had not yet expired as of July 6, 2006 as described below. The option contracts had a notional amount of $7.0 million, a weighted average strike price of $1.16, and a purchase price of $152,000. The risk of loss associated with the options was limited to the purchase price paid for the option contracts.

On April 6, 2006, we purchased seven option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The seven options were to expire monthly beginning January 2007 and ending July 2007, but we sold the options in July 2006 as described below. The option contracts had a notional amount of $4.9 million, a weighted average strike price of $1.16, and a purchase price of $62,000. The risk of loss associated with the options was limited to the purchase price paid for the option contracts.

On July 6, 2006, we sold the then unexpired options purchased on July 7, 2005 and April 6, 2006 for $13,000. The proceeds were used to purchase 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning August 2006 and ending July 2007. The option contracts had a notional amount of $8.9 million, a weighted average strike price of $1.24, and a purchase price of $103,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of March 31, 2007, eight of the options had expired. As of March 31, 2007, the unrealized losses associated with the remaining options sold on July 6, 2006 were $29,000 and will be recognized in cost of goods sold under the original monthly option contract expiration dates.

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

On March 31, 2007, the Swiss Franc closed at 1.22 to 1.00 United States dollar and the Euro closed at 0.75 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the nine months ended March 31, 2007 by $301,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended March 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to product liability, employment, intellectual property, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters will result in a material adverse effect on our business, consolidated financial condition, cash flows or results of operations. However, a settlement payment or unfavorable outcome could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes that we do not expect.

As of May 14, 2007, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 1A.	RISK FACTORS

Determining the fair values and useful lives of our intangible assets requires, among others, significant management judgment to forecast future operating results used in the determination. We have recorded approximately $7.5 million of goodwill in our branded products unit. We are required to assess the value of goodwill annually for potential impairment and may, in the future, be required to recognize impairment charges, which could be significant, against goodwill and purchased intangible assets due to changes in conditions and circumstances, many of which may be outside of our control.

Dr. Cherry's Pathway to Healing® product line is one of several product lines included with our RHL products in our branded products reporting unit. Following the acquisition of RHL on December 5, 2005, we have recorded approximately $7.5 million of goodwill.

Beginning in April 2007, Dr. Cherry ceased airing his weekly television program, which had served as the primary customer acquisition vehicle in marketing the Pathway to Healing® product line. While the loss of the television program is anticipated to have a negative impact on our ability to acquire new customers, sales from the product line have been primarily generated by continuity orders from long-standing repeat customers. We are working with Dr. Cherry to evaluate alternative marketing programs and revise marketing plans to support the product line. While we anticipate the discontinuance of the television program will have a near term, negative impact on our ability to acquire new customers for the product line, we also currently anticipate that we will be able to implement revised marketing plans that sustain the product line. If, however, after evaluating marketing alternatives we ultimately determine to discontinue the Pathway to Healing® product line or take other action that may have a longer-term, negative impact, we may be required to recognize a non-cash, pre-tax, material goodwill impairment charge. Any such charge would have a negative effect on our results of operations but would not impact our cash flows or cash position.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI's Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI's definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver*	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Wise*	Exhibit 10.7 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Reaves*	Exhibit 10.8 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.11	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.12	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.13	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.14	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.15	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.16	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.17	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.18	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.19	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.20	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.21	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.22	Stock Purchase Agreement effective as of December 5, 2005, by and among NAI and William H. Bunten II and/or Elizabeth W. Bunten, as the trustees of The Bunten Family Trust dated April 14, 2001, John F. Dullea and Carolyn A. Dullea, as the trustees of The John F. and Carolyn A. Dullea Trust dated June 20, 2001, Lincoln Fish, and Michael L. Irwin, as trustee of The Michael L. Irwin Trust u/t/a June 25, 1991	Exhibit 10.1 of NAI's Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.23	Form of Lock-Up Agreement effective as of December 5, 2005 entered into between NAI and each Selling Stockholder	Exhibit 10.2 of NAI's Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.24	Employment Agreement effective as of December 5, 2005, by and between RHL and John F. Dullea*	Exhibit 10.3 of NAI's Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.25	Lease of RHL Facilities in San Diego, California between RHL and Lessor dated February 5, 2003	Exhibit 10.4 of NAI's Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.26	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI's Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.27	Patent License Agreement by and between Unither Pharma, Inc. and RHL dated May 1, 2002	Exhibit 10.6 of NAI's Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.28	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.29	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.30	Letter amendment to Lease of RHL Facilities in San Diego, California between RHL and Lessor dated January 10, 2006	Exhibit 10.33 of NAI's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.31	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.32	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.33	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.34	Standard Sublease Multi-Tenant by and between J. Gelt Corporation dba Casa Pacifica and RHL (lease reference date March 6, 2006)	Exhibit 10.37 of NAI's Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.35	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.36	Employment Agreement effective as of November 20, 2006, by and between NAI and Alvin McCurdy*	Exhibit 10.1 of NAI's Current Report on Form 8-K dated November 20, 2006, filed with the commission on November 21, 2006

10.37	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.38	Revolving Line of Credit Note (as revised) made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $12,000,000	Exhibit 10.38 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.39	Sublease Contract for facilities in Manno, Switzerland, between NAIE and Vertime SA effective as of April 1, 2007 (portions of the Sublease Contract have been omitted pursuant to a request for confidential treatment) (English translation)	Filed herewith

10.40	Second Amendment to License Agreement Amending The First Amendment Dated March 17, 2001 to License Agreement Dated April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI dated as of March 26, 2007	Filed herewith

10.41	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Filed herewith

10.42	Settlement Agreement and Release of Claims and Rights between NAI and DHL Express, Inc. dated April 16, 2007	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2007

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ John R. Reaves
John R. Reaves, Chief Financial Officer

Mr. Reaves is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.