Form 10-K
period 2007-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2007-10-15
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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

None

Indicate by check mark if Natural Alternatives International, Inc. (NAI) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    ☐  Yes    ☒  No

Indicate by check mark if NAI is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    ☐  Yes    ☒  No

Indicate by check mark whether NAI (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that NAI was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of NAI’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether NAI is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 29, 2006) was approximately $45,238,820 (based on the closing sale price of $8.67 reported by Nasdaq on December 29, 2006). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of October 15, 2007, 6,977,199 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 11, 2007, to be filed on or before October 28, 2007.

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

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	development of new products, brands and marketing strategies;

•	the effect of the discontinuance of Dr. Cherry’s television program and our ability to develop a new marketing plan for, and to sustain, our Pathway to Healing® product line;

•	distribution channels, product sales and performance and timing of product shipments;

•	our ability to expand the customer base of the As We Change® catalog and achieve higher sales, profitability and cash flows as a result;

•	inventories and the adequacy and intended use of our facilities;

•	current or future customer orders;

•	the impact on our business and results of operations and variations in quarterly net sales from seasonal and other factors;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	the outcome of regulatory, tax and litigation matters;

•	sources and availability of raw materials;

•	operations outside the United States;

•	the adequacy of reserves and allowances;

•	overall industry and market performance;

•	competition;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part I and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (SEC).

PART I

ITEM 1.	BUSINESS

Overview

Our vision is to enrich the world through the best of nutrition.

As our primary business activity, we provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Additionally, we develop, manufacture and market our own products, as well as market third party branded products, including a variety of high quality nutritional, beauty, skin care, exercise, lifestyle and other personal care products, through our wholly owned subsidiary, Real Health Laboratories, Inc. (RHL), an integrated direct marketer of branded nutritional supplements and other lifestyle products. RHL’s operations include in-house creative, catalog design, supply chain management and call center and fulfillment activities.

Our U.S.-based manufacturing facilities are located in Vista, California. These facilities were recertified in June 2005 by the Therapeutic Goods Administration (TGA) of Australia after its audit of our Good Manufacturing Practices (GMP). TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. The TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen months and our existing TGA certification is currently under review.

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

Natural Alternatives International Europe S.A. (NAIE), our wholly owned subsidiary existing under the laws of Switzerland, also operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license to process pharmaceuticals for packaging, importation, export and sale within Switzerland and other countries from the Swissmedic Authority of Bern, Switzerland. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying NAIE’s expanded facilities conform to GMP. We believe these licenses and NAIE’s new capabilities help strengthen our relationships with existing customers and can improve our ability to develop relationships with new customers. The licenses are valid until January 2009.

In addition to our operations in the United States and Switzerland, we have a full-time representative in Japan who provides a range of services to our customers currently present in or seeking to expand into the Japanese market and other markets in the Pacific Rim. These services include regulatory and marketing assistance along with guidance and support in adapting products to these markets.

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

Business Strategy

Our goals are to achieve long-term growth and diversify our sales. To accomplish these goals, we have sought and intend to continue to seek to:

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

•	invest in expanding and marketing our own branded products, including those acquired through our acquisition of RHL; and

•	improve operational efficiencies and manage costs and business risks to improve profitability.

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

While today’s consumer may have access to a variety of information, we believe many consumers remain uneducated about nutrition and nutritional supplementation, uncertain about the relevance or reliability of the information they have or are confused about conflicting claims or information, which we believe creates a significant opportunity for the direct sales marketing channel. The direct sales marketing channel has proved, and we believe will continue to prove, to be a highly effective method for marketing high quality nutritional supplements as associates or other personalities educate consumers on the benefits of science based nutritional supplements. Our largest customers operate in the direct sales marketing channel. Thus, our growth has been fueled primarily by the effectiveness of our customers in this marketing channel.

Further, we believe our acquisition of RHL in December 2005 has strengthened our ability to achieve certain of our goals. Through RHL, we are able to market our own branded products and have expanded our distribution channels. Our acquisition of RHL also has provided the following benefits:

•	Additional expertise in direct marketing and retail channels;

•	Existing, leading branded products in the Food, Drug and Mass Market (FDM) retail channel; and

•	Access to additional direct marketing and mass-market channels for our products and concepts.

We believe our comprehensive approach to customer service is unique within our industry. We believe this approach, together with our commitment to high quality, innovative products and investment in our branded products, will provide the means to implement our strategies and achieve our goals. There can be no assurance, however, that we will successfully implement any of our business strategies or that we will increase or diversify our sales or improve our overall financial results.

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

Additionally, under our branded products segment, we develop, manufacture and market our own products and work with nationally recognized physicians and others to develop brand name products that reflect their individual approaches to restoring, maintaining or improving health. These products are sold through a variety of distribution channels including television, print media and the internet. We also market the Real Health® Laboratories branded nutritional supplement product line, as well as third party products, through the As We Change® (AWC) catalog and certain other distribution channels. The Real Health® Laboratories nutritional supplement product line consists of ten condition-specific, custom formulated products and is marketed through mass retail, with distribution to FDM retailers. The AWC catalog is a lifestyle catalog geared towards women between the ages of 45 and 65. The quarterly print catalog offers a variety of high quality nutritional, beauty, skin care, exercise, lifestyle and other personal care products.

For the last three fiscal years ended June 30, our net sales were derived from the following (dollars in thousands):

	2007		2006		2005
	$	%	$	%	$	%
Private Label Contract Manufacturing	$80,732	83	$85,758	86	$83,862	91
Branded Products	16,396	17	13,854	14	8,110	9

Total Net Sales	$97,128	100	$99,612	100	$91,972	100

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

Our research and development expenses for the last three fiscal years ended June 30 were $1.9 million for 2007, $1.7 million for 2006 and $3.5 million for 2005.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. We test the raw materials we buy to ensure their quality, purity and potency before we use them in our products. We typically buy raw materials in bulk from qualified vendors located both within and outside the United States. During fiscal 2007, our three largest suppliers accounted for 39% of our total raw material purchases. We did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials during fiscal 2007 and we do not anticipate any significant shortages or difficulties in the near term.

Major Customers

NSA International, Inc. has been our largest customer over the past several years. During the fiscal year ended June 30, 2007, NSA International, Inc. accounted for approximately 40% of our net sales. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 31% of our net sales during fiscal 2007. Both of these customers are private label contract manufacturing customers. No other customer accounted for 10% or more of our net sales during fiscal 2007. We continue to focus on obtaining new private label contract manufacturing customers and growing our branded products, including those acquired through the acquisition of RHL, to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

Competition

We compete with other manufacturers, distributors and marketers of vitamins, minerals, herbs, and other nutritional supplements, beauty, skin care, exercise, lifestyle and other personal care products, both within and outside the United States. The nutritional supplement and lifestyle product industries are highly fragmented and competition for the sale of nutritional supplements and lifestyle products comes from many sources. These products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), health and natural food stores, and direct sales channels (mail order, network marketing and e-marketing companies). The products we produce for our private label contract manufacturing customers may compete with our own branded products, although we believe such competition is limited.

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

Our future competitive position for both private label contract manufacturing and branded products will likely depend on, but not be limited to, the following:

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

The nutritional supplement and lifestyle product industries are highly competitive and we expect the level of competition to remain high over the near term. We do not believe it is possible to accurately estimate the number or size of our competitors. The nutritional supplement industry has undergone consolidation in the recent past and we expect that trend to continue in the near term.

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

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamin and other nutritional supplements in the United States, while the FTC regulates marketing and advertising claims. In August 2007, a new rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold nutritional supplements to meet certain GMPs to ensure such products are of the quality specified and are properly packaged and labeled. Companies have up to three years to comply with the new requirements depending on the size of the company. In our case, given the current number of our employees, we would be required to comply with the new requirements by June 25, 2009. We are committed to meeting or exceeding the standards set by the FDA on a timely basis and believe we are well positioned to operate within the new GMPs mandated by the FDA.

The FDA also regulates the labeling and marketing of dietary supplements and nutritional products, including:

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

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act was passed, which further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the new act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and to notify the FDA of any serious adverse event report within 15 business days of receiving such report. Events reported to the FDA would not be considered an admission from a company that its product caused or contributed to the reported event. The new act becomes effective in December 2007. The FDA is in the process of developing industry guidance on how to comply with this new law. We are committed to meeting or exceeding the provisions of this act on a timely basis.

We are also subject to a variety of other regulations in the United States, including those relating to bioterrorism, taxes, labor and employment, import and export, the environment and intellectual property.

Our operations outside the United States are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the United States and may vary from country to country. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. In markets outside the United States, we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on reformulation of our products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our ability to enter certain markets outside the United States.

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to corporate, brand and product names. We own 28 trademark registrations in the United States and have five trademark applications pending with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with similar products in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.

We have filed applications and own trademark registrations and intend to register additional trademarks in foreign countries where our products are or may be sold in the future. We have one trademark registered with the Japan Patent Office.

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

Trade Secrets. We own certain intellectual property, including trade secrets we seek to protect, in part, through confidentiality agreements with employees and other parties. Although we regard our proprietary technology, trade secrets, trademarks and similar intellectual property as critical to our success, we rely on a combination of trade secrets, contract, patent, copyright and trademark law to establish and protect the rights in our products and technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

Patents and Patent Licenses. We own certain United States patents. In addition, we have an exclusive worldwide license to four certain United States patents, and each patent’s corresponding foreign patent application, and are currently involved in research and development of products employing the licensed inventions. These patents relate to the ingredient formerly known as “Oxford Factor.” We are currently selling this ingredient to a customer for use in a limited market under the name Beta-AlanineTM. We also have a nonexclusive worldwide license to five certain United States patents and are currently involved in research and development of products employing the licensed inventions.

Backlogs

Our backlog, comprised primarily of private label contract manufacturing orders, was approximately $15.1 million at September 3, 2007, and $24.3 million at September 2, 2006. Our private label contract manufacturing sales are made primarily pursuant to standard purchase orders for the delivery of products. Quantities of our private label contract manufacturing products to be delivered and delivery schedules are frequently revised to reflect changes in our customers’ needs. Customer orders generally can be cancelled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and therefore, we believe that backlog is not necessarily a good indicator of future revenue.

Working Capital Practices

We manufacture products based on anticipated demand or following receipt of customer specific purchase orders and as a result our inventory primarily consists of raw materials and work in process. Our raw material purchases are made primarily pursuant to standard purchase orders for the delivery of raw materials based upon anticipated demand. Customer specific delivery requirements, customer cancellation or rescheduling of orders and raw material lead times impact the amount of inventory on hand at any given time. We typically purchase raw materials on 30-day payment terms. Discounts are taken periodically for early payment.

Third party branded products inventory offered in our As We Change® catalog is purchased in advance of catalog mailings to ensure products are available when the catalogs are mailed.

Private label contract manufacturing sales are typically made based upon 30-day terms. A 2% discount is provided to customers that pay within 10 days of invoice date. RHL warrants its products for full satisfaction, generally from 30 to 120 days. Our policy requires us to replace the product or refund the purchase price to the customer.

Employees

As of June 30, 2007, we employed 240 full-time employees in the United States, five of whom held executive management positions. Of the remaining full-time employees, 44 were employed in research, laboratory and quality control, 34 in sales and marketing, and 157 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2007, we had 71 temporary personnel.

As of June 30, 2007, NAIE employed an additional 25 full-time employees. Most of these positions are in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good.

Seasonality

Although we believe there is no material impact on our business or results of operations from seasonal factors, we have experienced and expect to continue to experience variations in quarterly net sales due to the timing of private label contract manufacturing orders and variations in product offerings included in our As We Change® catalog.

Financial Information about Our Business Segments and Geographic Areas

Following our acquisition of RHL on December 5, 2005 through June 30, 2006, our business consisted of two segments identified as NAI, which primarily provides private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and RHL, which markets and distributes branded nutritional supplements and other lifestyle products.

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

•

Direct-to-consumer marketing programs, under which we develop, manufacture and market our own products and work with nationally recognized physicians and others to develop brand name products that reflect their individual approaches to restoring, maintaining or improving health. These products are sold through a variety of distribution channels, including television programs, print media and the internet. The Dr. Cherry Pathway to Healing® product line is sold under a direct-to-consumer marketing program;

•	Food, Drug and Mass Market (FDM) retail channel in which we sell the Real Health® Laboratories nutritional supplement product line; and

•

As We Change® (AWC) catalog, a lifestyle catalog geared towards women between the ages of 45 and 65, in which we sell our own branded products as well as third party products. The quarterly print catalog offers a variety of high quality nutritional, beauty, skin care, exercise, lifestyle and other personal care products.

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. The primary market outside the United States is Europe. Our branded products are only sold in the United States.

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

Because we derive a significant portion of our revenues from a limited number of customers, our revenues would be adversely affected by the loss of a major customer or a significant change in its business, personnel or the timing or amount of its orders.

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2007, sales to one customer, NSA International, Inc., were approximately 40% of our total net sales. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 31% of our net sales during fiscal 2007. The loss of one of these customers or other major customers, a significant decrease in sales or the growth rate of sales to these customers, or a significant change in their business or personnel, would materially affect our financial condition and results of operations. Furthermore, the timing of our customers’ orders is impacted by their marketing programs, supply chain management, entry into new markets and new product introductions, all of which are outside of our control. All of these attributes have had and will have a significant impact on our business. Based on press releases issued by Mannatech, Incorporated, Mannatech achieved record sales in each of its fiscal years ended December 31, 2006, 2005 and 2004. While Mannatech similarly reported record sales for its second quarter ended June 30, 2007, based on disclosures in its quarterly report on Form 10-Q for such quarter filed with the SEC, it’s outlook for the remainder of 2007 is uncertain due to certain negative publicity and heightened litigation and regulatory activities that have affected or may affect recruiting efforts and sales in the near term. Thus, there can be no assurance that its prior sales levels will continue.

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

We are required to assess the value of goodwill annually for potential impairment, which requires, among others, significant management judgment to forecast future operating results used in the determination. In the fourth quarter of fiscal 2007, we recorded a $7.0 million non-cash, goodwill impairment charge and may, in the future, be required to recognize additional impairment charges, which could be significant, against goodwill and purchased intangible assets due to changes in conditions and circumstances, many of which may be outside of our control.

Following the acquisition of RHL on December 5, 2005, we recorded approximately $7.5 million of goodwill. In the fourth quarter of fiscal 2007, we recorded a $7.0 million non-cash, goodwill impairment charge as a result of our annual testing of goodwill. There can be no assurance that an additional non-cash impairment charge will not be required. Any such additional charge could have a negative effect on our results of operations but would not impact our cash flows or cash position.

Our operating results will vary and there is no guarantee that we will earn a profit. Fluctuations in our operating results may adversely affect the share price of our common stock.

While our net sales and income from operations have been relatively positive during the past three fiscal years, when compared to prior periods, there can be no assurance that our net sales will improve in the near term, or that we will earn a profit in any given year. We have experienced losses in the past and may incur losses in the future. Our operating results will fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. Fluctuations in our operating results may adversely affect the share price of our common stock.

A significant or prolonged economic downturn could have a material adverse effect on our results of operations.

Our results of operations are affected by the level of business activity of our customers, which in turn is affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private label contract manufacturing customers, as well as our branded products. A decline in consumer demand and the level of business activity of our customers due to economic conditions could have a material adverse effect on our revenues and profit margins.

Because our direct-to-consumer sales rely on the marketability of key personalities, the inability of a key personality to perform his or her role or the existence of negative publicity surrounding a key personality may adversely affect our revenues.

For the fiscal year ended June 30, 2007, our direct-to-consumer products accounted for approximately 7% of our net sales. These products may be marketed with a key personality through a variety of distribution channels. The inability or failure of a key personality to fulfill his or her role, or the ineffectiveness of a key personality as a spokesperson for a product, a reduction in the exposure of a key personality due to the discontinuance of a marketing program or otherwise or negative publicity about a key personality may adversely affect the sales of our product associated with that personality and could affect the sale of other products. A decline in sales would negatively affect our results of operations and financial condition.

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

Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. Although we amended our credit facility to increase our working capital line of credit to $12.0 million, there can be no assurance that this line of credit will be sufficient to meet our needs. Furthermore, if we fail to maintain certain loan covenants we may no longer have access to the credit line. The credit line terminates in November 2008. As a result, we may need to raise additional capital or obtain additional financing.

At any given time it may be difficult for companies to raise capital due to a variety of factors, some of which may be outside a company’s control, including a tightening of credit markets, overall poor performance of stock markets, and/or an economic slowdown in the United States or other countries. Thus, there is no assurance we would be able to raise additional capital if needed. To the extent we do raise additional capital, the ownership position of existing stockholders could be diluted. Similarly, there can be no assurance that additional financing will be available if needed or that it will be available on favorable terms. Under the terms of our credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender.

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

We buy our raw materials from a limited number of suppliers. During fiscal 2007, approximately 39% of our total raw material purchases were from three suppliers. The loss of any of our major suppliers or of a supplier that provides any hard to obtain materials could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

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

If we or our private label contract manufacturing customers expand into additional markets outside the United States or our or their sales in markets outside the United States increase, our business would become increasingly subject to political, economic, regulatory and other risks in those markets, which could adversely affect our business.

Our future growth may depend, in part, on our ability and the ability of our private label contract manufacturing customers to expand into additional markets outside the United States or to improve sales in markets outside the United States. There can be no assurance that we or our customers will be able to expand in existing markets outside the United States, enter new markets on a timely basis, or that new markets outside the United States will be profitable. There are significant regulatory and legal barriers in markets outside the United States that must be overcome. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Our sales and operations outside the United States are subject to political, economic and social uncertainties including, among others:

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

Any changes related to these and other factors could adversely affect our business, profitability and growth prospects. If we or our customers expand into additional markets outside the United States or improve sales in markets outside the United States, these and other risks associated with operations outside the United States are likely to increase.

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

In markets outside the United States, before commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. Furthermore, the regulations of these countries may conflict with those in the United States and with each other. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. The cost of complying with these various and potentially conflicting regulations can be substantial and can adversely affect our results of operations.

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

We manufacture the vast majority of our products at our manufacturing facility in California and our fulfillment and call center activities are centralized at RHL’s facility. As a result, we are dependent on the uninterrupted and efficient operation of these facilities, which are located within approximately 45 miles of each other in the San Diego area of Southern California. Our manufacturing, fulfillment and call center operations are subject to power failures, blackouts, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of governmental agencies, including the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slow downs or delays in our operations. While we have implemented and are evaluating various emergency, contingency and disaster recovery plans and maintain business interruption insurance, there can be no assurance that the occurrence of these or any other operational problems at our facilities in California or at NAIE’s facility in Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance that our contingency plans will prove to be adequate or successful if needed or that our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 24% of our outstanding shares of common stock as of June 30, 2007, including approximately 19% of our outstanding shares of common stock beneficially owned by Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, and his family and affiliates. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

Certain provisions in our Certificate of Incorporation, Bylaws and Delaware corporate law help discourage unsolicited proposals to acquire our business, even if the proposal would benefit our stockholders. Our Board of Directors is authorized, without stockholder approval, to issue up to 500,000 shares of preferred stock having such rights, preferences, and privileges, including voting rights, as the Board of Directors designates. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Any or all of these provisions could delay, deter or prevent a takeover of our company and could limit the price investors are willing to pay for our common stock.

Our stock price could fluctuate significantly.

Stock prices in general have been historically volatile and ours is no different. The trading price of our stock may fluctuate in response to:

•	broad market fluctuations and general economic and/or political conditions;

•	fluctuations in our financial results;

•	relatively low trading volumes;

•	future offerings of our common stock or other securities;

•	the general condition of the nutritional supplement or lifestyle product industries;

•	increased competition;

•	regulatory action;

•	adverse publicity;

•	manipulative or illegal trading practices by third parties; and

•	product and other public announcements.

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

This table summarizes our facilities as of June 30, 2007. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date(4)
San Marcos, CA USA	NAI corporate headquarters	40,300	Owned/leased(6)	Various(6)
Vista, CA USA(1)	Manufacturing, warehousing, packaging and distribution(5)	162,000	Leased	March 2014
Manno, Switzerland(2)	Manufacturing, warehousing, packaging and distribution	46,000	Leased	December 2015
San Diego, CA USA(3)	RHL headquarters, warehousing, call center and fulfillment	16,000	Leased	May 2009

(1)	This facility is used by NAI primarily for its private label contract manufacturing segment.

(2)	This facility is used by NAIE, our wholly owned Swiss subsidiary, in connection with our private label contract manufacturing segment. NAIE sublets approximately 3,000 square feet to a third party.

(3)	This facility is used primarily by RHL, our wholly owned subsidiary, for our branded products segment.

(4)	We expect to renew our leases in the normal course of business, with the exception of our lease for approximately 8,000 square feet in San Marcos, CA which terminates in February 2008.

(5)	We use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions.

(6)	We own approximately 29,500 square feet and lease the remaining 10,800 square feet. The lease for approximately 8,000 square feet terminates in February 2008 and the lease for the remaining space terminates in December 2007.

ITEM 3.	LEGAL PROCEEDINGS

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

As of October 15, 2007, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to our stockholders for a vote during the fourth quarter ended June 30, 2007.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low closing prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2007 and 2006:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$10.84	$7.77	$8.25	$6.64
Second Quarter	$9.25	$8.37	$6.80	$5.27
Third Quarter	$9.26	$7.90	$8.54	$6.34
Fourth Quarter	$8.22	$7.05	$10.86	$8.00

In addition to the Nasdaq Global Market, our shares are also listed for trading on the Berlin-Bremen Stock Exchange, the Frankfurt Stock Exchange, and the XETRA Stock Exchange, each of which is a foreign exchange located in Germany. We are not aware of any other exchanges on which our shares are traded.

Holders

As of October 15, 2007, there were approximately 317 stockholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to help provide funds for future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2007, we did not sell any unregistered securities.

Repurchases

During the fourth quarter of the fiscal year ended June 30, 2007, we did not repurchase any shares of our common stock, nor were any repurchases made on our behalf.

Performance Graph

The graph below provides a comparison of cumulative total returns for our common stock, the Nasdaq Composite Index, and the Nasdaq Health Services Index for the five year period ended June 30, 2007. The graph assumes an investment of $100 on June 30, 2002 in each of our common stock, and the stock comprising the Nasdaq Composite Index and the Nasdaq Health Services Index. Each of the indices assumes that all dividends were reinvested. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

The stock performance shown above is not indicative of future performance.

The performance information above is not deemed to be filed with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing with the SEC, except to the extent we specifically incorporate this information by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables contain certain financial information about NAI, including its subsidiaries. You should review this information together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial information below based on a variety of factors. You should carefully review the risks described under Items 1A and 7A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

Annual Financial Data

	Annual Financial Information for Years Ended June 30 (Amounts in thousands, except per share amounts)
	2007	2006	2005	2004	2003
Net sales	$97,128	$99,612	$91,972	$78,534	$55,962
Cost of goods sold	75,842	78,364	74,317	59,964	42,781

Gross profit	21,286	21,248	17,655	18,570	13,181
Selling, general & administrative expenses	18,968	16,630	13,863	15,188	12,012
Non-cash goodwill impairment charge	7,037	—	—	—	—

Income (loss) from operations	(4,719)	4,618	3,792	3,382	1,169

Other income (expense):
Interest income	11	28	21	24	57
Interest expense	(660)	(565)	(280)	(274)	(252)
Foreign exchange gain (loss)	77	41	(137)	57	12
Proceeds from vitamin antitrust litigation	—	—	—	—	225
Other, net	125	(11)	13	(165)	(59)

Total other income (expense)	(447)	(507)	(383)	(358)	(17)

Income (loss) before income taxes	(5,166)	4,111	3,409	3,024	1,152
Provision for income taxes	119	1,441	1,210	24	47

Net income (loss)	$(5,285)	$2,670	$2,199	$3,000	$1,105

Net income (loss) per common share:
Basic	$(0.77)	$0.42	$0.37	$0.51	$0.19
Diluted	$(0.77)	$0.39	$0.34	$0.48	$0.18
Weighted average common shares:
Basic	6,836	6,340	5,949	5,843	5,809
Diluted	6,836	6,776	6,465	6,304	6,021
Balance sheet data at end of period:
Total assets	$47,380	$62,453	$44,138	$42,468	$30,724
Working capital	$16,216	$13,172	$14,398	$17,468	$12,321
Long-term debt, net of current portion	$2,756	$4,596	$2,979	$3,841	$2,386
Total stockholders’ equity	$30,022	$33,291	$26,917	$24,128	$20,777

Quarterly Financial Data - Unaudited

	Quarterly Financial Information for Fiscal 2007 and Fiscal 2006 (Amounts in thousands, except per share amounts)
	Fiscal 2007				Fiscal 2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net sales	$24,127	$23,791	$24,049	$25,161	$34,380	$23,387	$19,945	$21,900
Cost of goods sold	19,455	18,394	18,347	19,646	26,808	17,585	15,933	18,038

Gross profit	4,672	5,397	5,702	5,515	7,572	5,802	4,012	3,862
Selling, general & administrative expenses	4,747	4,801	4,737	4,683	5,622	4,655	3,169	3,184
Non-cash goodwill impairment charge	7,037	—	—	—	—	—	—	—

Income (loss) from operations	(7,112)	596	965	832	1,950	1,147	843	678

Other income (expense):
Interest income	3	3	4	1	1	1	16	10
Interest expense	(126)	(137)	(167)	(230)	(265)	(159)	(83)	(58)
Foreign exchange gain (loss)	14	7	48	8	51	(8)	(23)	21
Other, net	128	10	(4)	(9)	(4)	(4)	(3)	—

Total other income (expense)	19	(117)	(119)	(230)	(217)	(170)	(93)	(27)

Income (loss) before income taxes	(7,093)	479	846	602	1,733	977	750	651
Provision for (benefit from) income taxes	(498)	110	292	215	557	356	289	239

Net income (loss)	$(6,595)	$369	$554	$387	$1,176	$621	$461	$412

Net income (loss) per common share:
Basic	$(0.96)	$0.05	$0.08	$0.06	$0.18	$0.09	$0.07	$0.07
Diluted	$(0.96)	$0.05	$0.08	$0.05	$0.16	$0.09	$0.07	$0.06
Weighted average common shares:
Basic	6,898	6,885	6,840	6,720	6,589	6,572	6,186	6,013
Diluted	6,898	7,202	7,185	7,201	7,169	7,006	6,485	6,469

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the last three fiscal years ended June 30, 2007. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Items 1A and 7A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 7 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 7 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets and new product introductions.

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

During fiscal 2007, our net sales were 2.5% lower than in fiscal 2006. Private label contract manufacturing sales contributed five percent of the overall decrease primarily due to significant initial shipments in our fiscal 2006 fourth quarter of a single product to one of our new customers. Shipments to our new customer continued in fiscal 2007 at a lower volume. The private label contract manufacturing sales decrease was partially offset by an increase in branded products sales. The increase in branded products sales was primarily attributed to our acquisition of RHL in December 2005 resulting in only seven months of sales from these acquired brands in fiscal 2006.

We believe the source of our revenue is important in the context of our overall business strategy. Sales from our branded products contributed 17% of our total fiscal 2007 sales, an increase of three percent from fiscal 2006, primarily as a result of our acquisition of RHL. While the branded products sales growth contributed to a reduction in our revenue concentration, sales to our two largest private label contract manufacturing customers as a percentage of our total sales increased to 71% from 67% in fiscal 2006 as a result of lower sales to one of our new private label contract manufacturing customers as discussed above.

The increase in branded products sales over fiscal 2006 resulted in a favorable shift in mix from our lower margin private label contract manufacturing sales and an improvement in gross profit margin to 21.9% from 21.3% in fiscal 2006. During fiscal 2007, however, in an effort to establish the foundation for long term growth in our branded products sales and improve our gross profit margins, we made investments in the As We Change® catalog in an effort to increase the overall customer base. Additionally, during fiscal 2007, sales from the Dr. Cherry Pathway to Healing® product line decreased approximately 26% from fiscal 2006. Primarily as a result of the investments in the As We Change ® catalog and lower sales from the Pathway to Healing® product line, our branded products segment contributed 43% of the overall 50% decrease in income from operations (excluding non-cash goodwill impairment charge) from fiscal 2006 despite the increase in net sales.

Beginning in April 2007, Dr. Cherry ceased airing his weekly television program, which had served as the primary customer acquisition vehicle in marketing the Pathway to Healing® product line. While sales of the product line have been primarily generated by continuity orders from long-standing repeat customers, the loss of the television program is anticipated to have a negative impact on our ability to acquire new customers. We continue working with Dr. Cherry to evaluate alternative marketing programs and revise marketing plans to support the product line.

In the fourth quarter of fiscal 2007, we recorded a $7.0 million non-cash goodwill impairment charge as a result of our annual testing of goodwill and other intangible assets as discussed in our Critical Accounting Policies below.

During fiscal 2008, we plan to continue to focus on:

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

We are required to assess goodwill impairment annually using the methodology prescribed by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on an annual basis or more frequently if we believe indicators of impairment exist. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Our branded products reporting unit for which we previously recorded approximately $7.5 million of goodwill, consists of the Dr. Cherry Pathway to Healing® product line, Real Health® Laboratories product line and the As We Change® catalog. The fair value of the branded products reporting unit was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The present value of future cash flows uses our estimates of revenue for the reporting unit, driven by assumed growth rates and estimated costs as well as appropriate discount rates. Under the market approach, fair value is estimated based on market multiples of earnings for comparable companies and similar transactions. The weighting applied to the income approach of 80% and market approach of 20% was based on the data available and specific facts and circumstances.

In performing the first step of the fiscal 2007 goodwill impairment test, we determined there was an indicator of impairment in the branded products reporting unit because the carrying value of the reporting unit exceeded the estimated fair value. The excess of the carrying value over the estimated fair value of the branded products reporting unit was primarily due to the following developments that led to lower expected future cash flows:

•	A decrease in sales from the Dr. Cherry Pathway to Healing® product line, the highest margin product line included in the branded products reporting unit;

•

The lower volume of Pathway to Healing® product line sales decreased the anticipated cost savings from our integration of previously outsourced fulfillment and call center activities following the acquisition of RHL, which reduced our ability to invest in expanding and marketing our branded products;

•	The additional time and investment required to expand the Real Health® Laboratories product line to additional FDM retail customers and introduce new products to existing FDM customers; and

•

Investments were made in fiscal 2007 to the As We Change® catalog in an effort to increase the active customer base and sales. We believe additional time and investment are required to expand the active customer base to a level where the catalog can generate higher cash flow.

In performing the second step of the goodwill impairment test, we allocated the estimated fair values of the branded products reporting unit determined in step one of the impairment test, to the assets and liabilities in accordance with SFAS 141.

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104), Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48), and Emerging Issues Task Force Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-09).

SAB 104 requires four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

We account for RHL payments made to customers in accordance with EITF 01-09, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. RHL has various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of EITF 01-09 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $235,000 for the year ended June 30, 2007.

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

We record reductions to gross revenue for estimated returns of private label contract manufacturing products and branded products. The estimated returns are based on the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and branded product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.

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

Inventory Reserve

We operate primarily as a private label contract manufacturer that builds products based upon anticipated demand or following receipt of customer specific purchase orders. From time to time, we build inventory for private label contract manufacturing customers under a specific purchase order with delivery dates that may subsequently be rescheduled or canceled at the customer’s request. We value inventory at the lower of cost or market on an item-by-item basis and establish reserves equal to all or a portion of the related inventory to reflect situations in which the cost of the inventory is not expected to be recovered. This requires us to make estimates regarding the market value of our inventory, including an assessment for excess and obsolete inventory. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, the estimated time required to sell such inventory, the remaining shelf life and efficacy, the foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to its net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or other factors differ from expectations.

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

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine we will not realize all or part of our deferred tax assets in the future, we will record an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we determine we will realize a deferred tax asset, which currently has a valuation allowance, we will reverse the valuation allowance, which would be reflected as income tax benefit.

Additionally, we have not recorded U.S. income tax expense for NAIE’s retained earnings that we have declared as indefinitely reinvested offshore, thus reducing our overall income tax expense. The earnings designated as indefinitely reinvested in NAIE are based on the actual deployment of such earnings in NAIE’s assets and our expectations of the future cash needs of NAIE and NAI. Income tax laws also are a factor in determining the amount of foreign earnings to be indefinitely reinvested offshore.

We carefully review several factors that influence the ultimate disposition of NAIE’s retained earnings declared as reinvested offshore, and apply stringent standards to overcome the presumption of repatriation. Despite this approach, because the determination involves our future plans and expectations of future events, the possibility exists that amounts declared as indefinitely reinvested offshore may ultimately be repatriated. For instance, NAI’s actual cash needs may exceed our current expectations or NAIE’s actual cash needs may be less than our current expectations. Additionally, changes may occur in tax laws and/or accounting standards that could change our determination of the status of NAIE’s retained earnings. This would result in additional income tax expense in the fiscal year in which we determine that amounts are no longer indefinitely reinvested offshore.

On an interim basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

We establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. The tax reserves are analyzed at least annually, generally in the fourth quarter of each year, and adjustments are made as events occur that warrant adjustments to the reserve. During the fourth quarter of fiscal 2007, we reduced our tax contingency reserves after the Internal Revenue Service completed an audit of our fiscal 2005 tax return.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect our estimate of current and past due receivable balances that may not be collected. The allowance for doubtful accounts is based upon our assessment of the collectibility of specific customer accounts, the aging of accounts receivable and our history of bad debts. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses in the receivable balance under current conditions. However, significant deterioration in the financial condition of our customers, resulting in an impairment of their ability to make payments, could materially change these expectations and an additional allowance may be required.

Defined Benefit Pension Plan

We sponsor a defined benefit pension plan. The plan obligation and related assets of the plan are presented in the notes to the consolidated financial statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued based upon third party market quotations. Independent actuaries, through the use of a number of assumptions, determine plan obligation and annual pension expense. Key assumptions in measuring the plan obligation include the discount rate and estimated future return on plan assets. In determining the discount rate, we use an average long-term bond yield. Asset returns are based on the historical returns of multiple asset classes to develop a risk free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free rate of return and the associated risk premium. A weighted average rate is developed based on the overall rates and the plan’s asset allocation.

We have discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosure relating to these policies.

Results of Operations

The results of operations for the fiscal years ended June 30 were as follows (dollars in thousands, except per share amounts):

	2007	2006	% Change (2007-2006)	2005	% Change (2006-2005)
Private label contract manufacturing	$80,732	$85,758	(6)	$83,862	2
Branded products	16,396	13,854	18	8,110	71

Total net sales	97,128	99,612	(3)	91,972	8
Cost of goods sold	75,842	78,364	(3)	74,317	5

Gross profit	21,286	21,248	—	17,655	20
Gross profit %	21.9%	21.3%		19.2%
Selling, general & administrative expenses	18,968	16,630	14	13,863	20
% of net sales	19.5%	16.7%		15.1%
Non-cash goodwill impairment charge	7,037	—	n/a	—	n/a

Income (loss) from operations	(4,719)	4,618	(202)	3,792	22
% of net sales	(4.9%)	4.6%		4.1%
Other expenses, net	447	507	(12)	383	32

Income (loss) before income taxes	(5,166)	4,111	(226)	3,409	21
% of net sales	(5.3%)	4.1%		3.7%
Net income (loss)	$(5,285)	$2,670	(298)	$2,199	21

% of net sales	(5.4%)	2.7%		2.4%
Basic/Diluted net income (loss) per common share	$(0.77)	$0.39	(297)	$0.34	15

Fiscal 2007 Compared to Fiscal 2006

The percentage decrease in private label contract manufacturing net sales was primarily attributed to the following:

	Percentage Change
Arbonne International	(7	)(1)
Shaklee Corporation	4	(2)
Mannatech, Incorporated	1	(3)
Impact of foreign exchange rates	1
Other customers	(5	)(4)

Total	(6)

[1]

During fiscal 2006, we established a relationship with Arbonne International, which included significant initial shipments of a single new product in our fiscal 2006 fourth quarter. Shipments continued in fiscal 2007 but at a lower volume.

[2]	During fiscal 2006, we established a relationship with Shaklee Corporation.

[3]

Net sales to Mannatech, Incorporated increased primarily as a result of higher volumes of established products in existing markets contributing three percentage points of net sales growth, partially offset by a shift in sales mix to lower priced products.

[4]	A decrease in net sales to other customers was primarily due to the discontinuation of a customer relationship contributing three percentage points of the net sales reduction.

The percentage increase in net sales of our branded products was primarily attributed to the following distribution channels:

	Percentage Change
As We Change® (“AWC”) catalog	26	(1)
FDM retail channel	7	(1)
Direct-to-consumer marketing program	(15	)(2)

Total	18

[1]	RHL was acquired on December 5, 2005 resulting in only seven months of net sales from these acquired brands for fiscal 2006.

[2]	Net sales from our direct-to-consumer marketing programs decreased primarily from lower sales of the Dr. Cherry Pathway to Healing® product line.

Gross profit margin increased 0.6 percentage points primarily due to the following:

Percentage Change
Shift in sales mix	1.6 (1)
Changes in overhead expenses	(0.9)
Reduced inventory reserves	0.1
Incremental direct and indirect labor	(0.2)

Total	0.6

[1]

The shift in sales mix resulted primarily from higher margin branded products sales comprising a higher percentage of sales compared to fiscal 2006 as a result of the RHL acquisition and changes within private label contract manufacturing sales mix.

Private label contract manufacturing gross profit margin remained relatively consistent at 15.4% in fiscal 2007 compared to 15.6% in fiscal 2006 primarily due to reduced fixed cost leverage on lower net sales partially offset by a favorable shift in sales mix.

Branded products gross profit margin decreased 2.8 percentage points to 53.8% in fiscal 2007 from 56.6% in fiscal 2006 primarily due to a shift in sales mix to As We Change® catalog sales from the Dr. Cherry Pathway to Healing® product line sales.

Selling, general and administrative expenses increased $2.3 million, or 14%, primarily due to the inclusion of the results from NAI’s acquisition of Real Health Laboratories, Inc. for a full year in fiscal 2007 as compared to a partial year in fiscal 2006. The incremental branded products expenses were partially offset by reduced personnel expenses for the termination of certain private label contract manufacturing sales and marketing personnel in June 2006.

In the fourth quarter of fiscal 2007, we recorded a $7.0 million non-cash goodwill impairment charge as a result of our annual testing of goodwill and other intangible assets as discussed in our Critical Accounting Policies above.

Other expense, net decreased $60,000 primarily due to a favorable legal settlement of $90,000 awarded during our fiscal 2007 fourth quarter. Additionally, foreign exchange gains increased $36,000 due to the strengthening of the Euro and the related impact on the translation of Euro denominated cash and receivables. These gains were partially offset by an increase in interest expense of $95,000 primarily due to the additional $3.8 million term loan obtained in December 2005 to partially fund the RHL acquisition and an increase in our weighted average interest rate on our variable rate debt.

Our effective tax rate for fiscal 2007 was 2.3% compared to 35.1% in fiscal 2006. The decrease in our effective rate was primarily attributed to reducing our tax contingency reserves after the Internal Revenue Service completed an audit of our fiscal 2005 tax return in our fiscal 2007 fourth quarter.

Fiscal 2006 Compared to Fiscal 2005

The percentage increase in private label contract manufacturing net sales was attributed to the following:

	Percentage Change
Arbonne International	12	(1)
NSA International, Inc.	1	(2)
Mannatech, Incorporated	(8	)(3)
Impact of foreign exchange rates	(1)
Other customers	(2)

Total	2

[1]	During fiscal 2006, we established a relationship with Arbonne International, which included $9.0 million of net sales for initial shipments of a single new product.

[2]

Growth in net sales to NSA International, Inc. over the prior year resulted primarily from higher volumes of established products in existing markets, which contributed two percentage points of the net sales growth, partially offset by lower average prices per unit, which reduced our net sales growth by one percentage point.

[3]

The reduction in net sales to Mannatech, Incorporated from the prior year resulted primarily from a shift in sales mix to lower priced products, which resulted in five percentage points of the decrease and lower volumes of established products in existing markets of three percentage points.

Net sales to our two largest customers as a percentage of total net sales decreased to 67% from 79% in the prior year.

Gross profit margin increased 2.1 percentage points to 21.3% in fiscal 2006 from 19.2% in fiscal 2005. The increase in gross profit margin was primarily due to the following:

	Percentage Change
Shift in sales mix	1.7	(1)
Change in inventory reserves	0.3
Incremental direct and indirect labor	(0.1)
Reduced overhead expenses	0.2	(2)

Total	2.1

[1]

The shift in sales mix resulted primarily from higher margin branded products sales comprising a higher percentage of sales compared to fiscal 2005 as a result of the RHL acquisition. Additionally, contract manufacturing powder sales comprised a lower percentage of sales compared to fiscal 2005. Powder products typically include higher material cost as a percentage of selling price compared to capsule or tablet products, resulting in lower gross profit margins.

[2]

Overhead expenses decreased 0.2 percentage points primarily due to higher sales and improved fixed cost leverage, however in absolute dollars overhead increased $700,000, from the prior year primarily due to:

•	Incremental expenses related to our facility expansion in Vista, California and Manno, Switzerland as follows:

•	Rent and facility related expenses of $396,000; and

•	Depreciation and amortization expenses related primarily to our facility expansion in Vista, California of $410,000;

•	Incremental inbound freight and shipping expense of $408,000; partially offset by

•	Reduced outsourced lab testing and consulting of $429,000 in conjunction with the preparation for our TGA audit in fiscal 2005.

Selling, general and administrative expenses increased $2.8 million, or 20%, from the prior year primarily due to the following:

•	Additional RHL selling, general and administrative expenses of $4.1 million; and

•

Incremental direct-to-consumer marketing brand development expenses of $489,000, primarily for the launch on a test basis of a direct mail campaign featuring Dr. Richard Linchitz, a nationally recognized physician, and TheraflexTM, one of our proprietary formulas; partially offset by

•	Reduced NAI selling, general and administrative expenses of $1.9 million primarily due to the following:

•	Nonrecurring compliance expenses incurred in fiscal 2005 for TGA regulatory of $706,000 and Sarbanes-Oxley of $323,000;

•

Reduced personnel expenses of $456,000 primarily due to the termination of certain regulatory compliance and product formulation personnel in June 2005, partially offset by employee restructuring costs for the termination of the Senior Vice President - Sales & Marketing in June 2006;

•	Reduced stock compensation expense of $102,000 primarily associated with the acceleration of the vesting of all outstanding and unvested stock options in fiscal 2005; and

•	Reduced bad debt expense of $211,000, primarily due to lower risk of collection associated with our private label contract manufacturing customers during fiscal 2006.

Other expense, net increased $124,000 primarily due to the following:

•	An increase in interest expense of $285,000 primarily due to the following:

•	Additional $3.8 million term loan obtained in December 2005 to partially fund the RHL acquisition;

•	Increase in our weighted average interest rate on our variable rate debt; and

•	Incremental utilization of our line of credit to fund inventory purchases in the third quarter for orders shipped in the fourth quarter.

•

Foreign exchange gain of $41,000 compared to a foreign exchange loss of $137,000 in the prior year. This improvement of $178,000 was primarily due to the net loss associated with derivative financial instruments to manage our foreign currency exchange risk of $29,000 compared to $109,000 in the prior year.

Our effective tax rate for fiscal 2006 was 35.1% compared to 35.5% in fiscal 2005.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $15.1 million in fiscal 2007 compared to net cash used in operating activities of $3.8 million in fiscal 2006 and provided by operating activities of $2.5 million in fiscal 2005.

At June 30, 2007, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $7.8 million in cash during fiscal 2007 compared to $2.3 million of cash used in the prior year. Cash provided by accounts receivable in fiscal 2007 was due to higher collections from our record quarterly sales in our fiscal 2006 fourth quarter. Days sales outstanding was 35 days during fiscal 2007 compared to 45 days in fiscal 2006. This decrease in days sales outstanding was primarily due to timing of shipments.

At June 30, 2007, changes in inventory provided $3.0 million in cash during fiscal 2007 compared to $3.3 million of cash used in fiscal 2006. The decrease in inventory at June 30, 2007 was primarily for selling through inventory on hand as of June 30, 2006 for a private label contract manufacturing customer during fiscal 2007.

Approximately $1.7 million of our operating cash flow was generated by NAIE in fiscal 2007. In June 2005, we repatriated $2.0 million of NAIE retained earnings under the American Jobs Creation Act. As of June 30, 2007, NAIE’s undistributed retained earnings are considered indefinitely reinvested.

Cash used in investing activities in fiscal 2007 was $2.7 million compared to $7.9 million in fiscal 2006 and $7.7 million in fiscal 2005. Cash used in investing activities for fiscal 2006 included $5.6 million of net cash used in the acquisition of RHL. Capital expenditures were $2.7 million in fiscal 2007 compared to $2.3 million in fiscal 2006 and $7.7 million in fiscal 2005. Fiscal 2007 capital expenditures were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities and call center computer software and hardware for our RHL facility. Additionally, we recently completed the expansion of our manufacturing facility in Manno, Switzerland to include powder filling capabilities. Fiscal 2006 capital expenditures were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities. Fiscal 2005 capital expenditures were primarily for the expansion of our Vista, California production facility, which included the acquisition of additional manufacturing equipment. Fiscal 2005 capital expenditures included $960,000 of tenant improvements that were funded by landlord allowances.

Our consolidated debt decreased to $4.6 million at June 30, 2007 from $15.9 million at June 30, 2006 primarily due to net payments of $9.6 million to our outstanding working capital line of credit balance at June 30, 2006. Our fiscal 2006 working capital line of credit balance was primarily for additional investment in inventory for orders from a new private label contract manufacturing customer that were subsequently shipped in the fourth quarter of fiscal 2006 and during fiscal 2007.

We have a bank credit facility of $20.9 million, comprised of a $12.0 million working capital line of credit and $8.9 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $1.1 million, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $700,000, 10 year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million, four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million, five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $3.8 million, four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $145,000 plus interest.

We amended our credit facility on December 1, 2005 and again on March 29, 2006 to increase our working capital line of credit from $8.0 million to $12.0 million, and to extend the maturity date from November 1, 2006 to November 1, 2007, as well as to make certain modifications to the financial covenants, including: (i) an increase in our ratio of total liabilities/tangible net worth covenant from 1.25/1.0 to 1.75/1.0 through June 30, 2006 (the ratio returned to 1.25/1.0 from July 1, 2006 through June 30, 2007 and was to return to 1.0/1.0 thereafter but was subsequently further amended); (ii) a limit on capital expenditures of $5,500,000 for fiscal years 2006 and 2007; (iii)

an increase in our ability to incur additional aggregate annual operating lease expenses from $100,000 to $500,000 without prior approval from the lender; (iv) an increase in our ability to create specific indebtedness other than with our current lender from $0 to $1,000,000; (v) replacement of the EBITDA coverage ratio with a fixed charge coverage ratio (aggregate of net profit after taxes, depreciation and amortization expenses and net contributions/aggregate current maturity of long-term debt and capitalized lease payments) not less than 1.25/1.0 as of each fiscal quarter end; (vi) an increase in borrowings against eligible inventory from $3.0 million to $6.0 million, provided the outstanding borrowings shall not at any time exceed eligible accounts receivable; (vii) a change in permissible accounts receivable concentration to allow up to 35% for a new customer acceptable to the lender; and (viii) a change in the calculation of the fixed charge coverage ratio to a rolling 4-quarter basis from each fiscal quarter end.

On January 24, 2007, we further amended our credit facility to extend the maturity date for the working capital line of credit from November 1, 2007 to November 1, 2008, and maintain the ratio of total liabilities/tangible net worth covenant at 1.25/1.0 for the remainder of the term of the credit facility.

As of June 30, 2007, we were not in compliance with our quarterly net income and annual net income financial covenants under our credit facility, which require quarterly net income after taxes of at least $1.00 and annual fiscal year net income of at least $750,000. As of June 30, 2007, our net loss was $6.6 million for our fourth quarter of fiscal 2007 and $5.3 million for fiscal 2007. Our lender has agreed to waive their default rights as a result of these covenant violations as of June 30, 2007.

Additionally, as of September 28, 2007, we were not in compliance with our annual Form 10-K financial reporting covenant under our credit facility, which requires that a copy of our annual report on Form 10-K be provided to our lender not later than 90 days after our fiscal year end. Our lender also has agreed to waive their default rights as a result of this covenant violation as of September 28, 2007.

As of June 30, 2007, we did not have an outstanding balance on the working capital line of credit and the amount outstanding on the term loans was $4.6 million.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.1 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount will be reduced by CHF 160,000, or approximately $130,000, at the end of each year beginning on December 31, 2007. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $407,000. As of June 30, 2007, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $800), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of June 30, 2007, we had $4.9 million in cash and cash equivalents and $7.5 million available under our line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at June 30, 2007 (dollars in thousands).

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 –3 Years	3 –5 Years	More Than 5 Years
Long-Term Debt	$4,581	$1,825	$2,147	$181	$428
Operating Leases (1)	16,645	2,239	4,383	4,458	5,565

Total Obligations	$21,226	$4,064	$6,530	$4,639	$5,993

[1]	Operating lease obligations are shown net of $72,000 in sublease rental income that should be received through March 2009.

Inflation

We do not believe that inflation or changing prices have had a material impact on our historical operations or profitability.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is be effective for our fiscal year beginning July 1, 2007 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the interpretation. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We have evaluated the provisions of FIN 48 and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning July 1, 2008. We are currently evaluating the impact of SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. The provisions of SFAS 159 are effective for our fiscal year beginning July 1, 2009. We are currently evaluating the impact of SFAS 159.

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

Interest Rates

At June 30, 2007, we had fixed rate debt of $429,000 and variable rate debt of approximately $4.2 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of June 30, 2007, the weighted average effective interest rate on our variable rate debt was 7.78%. An immediate one hundred basis point (1.0%) increase in the interest rates on our variable rate debt, holding other variables constant, would have increased our interest expense by $82,000 for the fiscal year ended June 30, 2007. Interest rates have been at or near historic lows in recent years but have been increasing during the past year. There can be no guarantee that interest rates will not rise further. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

On July 6, 2006, we sold the then unexpired options purchased on July 7, 2005 and April 6, 2006 for $13,000. The proceeds were used to purchase 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning August 2006 and ending July 2007. The option contracts had a notional amount of $8.9 million, a weighted average strike price of $1.24, and a purchase price of $103,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of June 30, 2007, 11 of the options had expired. As of June 30, 2007, the unrealized losses associated with the options sold on July 6, 2006 were $7,000 and will be recognized in cost of goods sold under the original monthly option contract expiration dates.

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

On April 3, 2007, we purchased three option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The three options expire monthly beginning November 2007 and ending January 2008. The option contracts had a notional amount of $1.9 million, a weighted average strike price of $1.29, and a purchase price of $18,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts.

On June 30, 2007, the Swiss Franc closed at 1.23 to 1.00 United States dollar and the Euro closed at 0.74 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the fiscal year ended June 30, 2007 by $471,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California

October 12, 2007

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,876	$2,157
Accounts receivable - less allowance for doubtful accounts of $20 at June 30, 2007 and $217 June 30, 2006	5,264	12,839
Inventories, net	14,099	17,054
Deferred income taxes	1,441	1,059
Other current assets	2,204	1,916

Total current assets	27,884	35,025

Property and equipment, net	15,059	15,943
Goodwill and purchased intangibles, net	4,268	11,303
Other noncurrent assets, net	169	182

Total assets	$47,380	$62,453

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,330	$5,221
Accrued liabilities	1,840	2,265
Accrued compensation and employee benefits	1,403	1,964
Line of credit	—	9,574
Income taxes payable	270	1,063
Current portion of long-term debt	1,825	1,766

Total current liabilities	11,668	21,853
Long-term debt, less current portion	2,756	4,596
Deferred income taxes	1,620	1,260
Deferred rent	1,238	1,262
Long-term pension liability	76	191

Total liabilities	17,358	29,162

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2007 and June 30, 2006, issued and outstanding 7,001,230 at June 30, 2007 and 6,685,546 at June 30, 2006	69	67
Additional paid-in capital	17,335	15,331
Accumulated other comprehensive loss	(184)	(276)
Retained earnings	13,177	18,462
Treasury stock, at cost, 70,000 shares at June 30, 2007 and 61,000 shares at June 30, 2006	(375)	(293)

Total stockholders’ equity	30,022	33,291

Total liabilities and stockholders’ equity	$47,380	$62,453

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income (Loss)

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2007	2006	2005
Net sales	$97,128	$99,612	$91,972
Cost of goods sold	75,842	78,364	74,317

Gross profit	21,286	21,248	17,655
Selling, general & administrative expenses	18,968	16,630	13,863
Non-cash goodwill impairment charge	7,037	–	–

Income (loss) from operations	(4,719)	4,618	3,792
Other income (expense):
Interest income	11	28	21
Interest expense	(660)	(565)	(280)
Foreign exchange gain (loss)	77	41	(137)
Other, net	125	(11)	13

	(447)	(507)	(383)

Income (loss) before income taxes	(5,166)	4,111	3,409
Provision for income taxes	119	1,441	1,210

Net income (loss)	$(5,285)	$2,670	$2,199

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	54	(89)	8
Change in minimum pension liability, net of tax	38	(50)	(49)

Comprehensive income (loss)	$(5,193)	$2,531	$2,158

Net income (loss) per common share:
Basic	$(0.77)	$0.42	$0.37

Diluted	$(0.77)	$0.39	$0.34

Weighted average common shares outstanding:
Basic	6,836,018	6,340,110	5,949,212
Diluted	6,836,018	6,775,661	6,464,714

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, June 30, 2004	5,970,992	$60	$10,864	$13,593	$(293)	$(96)	$24,128
Issuance of common stock for employee stock purchase plan and stock option exercises	93,475	1	427	—	—	—	428
Compensation expense related to stock options	—	—	72	—	—	—	72
Compensation expense related to the acceleration of stock options	—	—	131	—	—	—	131
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	8	8
Change in minimum pension liability, net of tax	—	—	—	—	—	(49)	(49)
Net income	—	—	—	2,199	—	—	2,199

Balance, June 30, 2005	6,064,467	61	11,494	15,792	(293)	(137)	26,917

Issuance of common stock for employee stock purchase plan and stock option exercises	111,079	1	462	—	—	—	463
Issuance of common stock related to business acquisition	510,000	5	3,250	—	—	—	3,255
Compensation expense related to stock options and employee stock purchase plan	—	—	88	—	—	—	88
Compensation expense related to the acceleration of stock options	—	—	37	—	—	—	37
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	(89)	(89)
Change in minimum pension liability, net of tax	—	—	—	—	—	(50)	(50)
Net income	—	—	—	2,670	—	—	2,670

Balance, June 30, 2006	6,685,546	67	15,331	18,462	(293)	(276)	33,291

Issuance of common stock for employee stock purchase plan and stock option exercises	315,684	2	1,083	—	—	—	1,085
Compensation expense related to stock options and employee stock purchase plan	—	—	249	—	—	—	249
Repurchase of common stock	—	—	—	—	(82)	—	(82)
Tax benefit from exercise of stock options	—	—	672	—	—	—	672
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	54	54
Change in minimum pension liability, net of tax	—	—	—	—	—	38	38
Net loss	—	—	—	(5,285)	—	—	(5,285)

Balance, June 30, 2007	7,001,230	$69	$17,335	$13,177	$(375)	$(184)	$30,022

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(5,285)	$2,670	$2,199
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (reduction) for uncollectible accounts receivable	(199)	(34)	89
Depreciation and amortization	3,330	2,990	2,559
Amortization of purchased intangibles	252	148	–
Non-cash equipment impairment charge	201	–	–
Non-cash goodwill impairment charge	7,037	–	–
Tax benefit from exercise of stock options	(672)	–	–
Deferred income taxes	169	(530)	(404)
Non-cash compensation	249	125	203
Pension benefit (expense), net of contributions	(78)	(98)	17
Loss on disposal of assets	12	–	20
Changes in operating assets and liabilities (net of effects of business acquisition):
Accounts receivable	7,774	(2,264)	(2,034)
Inventories	2,955	(3,279)	(124)
Other assets	(94)	(569)	(427)
Accounts payable and accrued liabilities	215	(3,901)	1,351
Income taxes payable	(247)	399	344
Accrued compensation and employee benefits	(561)	527	(1,275)

Net cash provided by (used in) operating activities	15,058	(3,816)	2,518

Cash flows from investing activities
Capital expenditures	(2,729)	(2,295)	(7,706)
Proceeds from sale of property & equipment	70	–	–
Net cash paid for business acquisition	–	(5,617)	–
Repayment of notes receivable	–	–	13

Net cash used in investing activities	(2,659)	(7,912)	(7,693)

Cash flows from financing activities
Borrowings on long-term debt	–	3,800	–
Payments on long-term debt	(1,781)	(1,868)	(832)
Net borrowings (payments) on line of credit	(9,574)	9,574	–
Issuance of common stock	1,085	463	428
Repurchase of common stock	(82)	–	–
Tax benefit from exercise of stock options	672	–	–

Net cash provided by (used in) financing activities	(9,680)	11,969	(404)

Net increase (decrease) in cash and cash equivalents	2,719	241	(5,579)
Cash and cash equivalents at beginning of year	2,157	1,916	7,495

Cash and cash equivalents at end of year	$4,876	$2,157	$1,916

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$698	$1,558	$1,075
Interest	$668	$536	$280
Disclosure of non-cash activities:
Net unrealized gains (losses) resulting from change in fair value of derivative instruments	$54	$(89)	$8
Change in minimum pension liability, net of tax	$38	$50	$49

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

Subsidiaries

On January 22, 1999, Natural Alternatives International Europe S.A. (NAIE) was formed as our wholly owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened its manufacturing facility to provide manufacturing capability in encapsulation and tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration. Upon formation, NAIE obtained from the Swiss tax authorities a five-year Swiss federal and cantonal income tax holiday that ended June 30, 2005.

On December 5, 2005, we acquired Real Health Laboratories, Inc. (RHL), which primarily markets branded nutritional supplements and other lifestyle products. RHL’s operations include in-house creative, catalog design, supply chain management and call center and fulfillment activities.

Principles of Consolidation

The consolidated financial statements include the accounts of Natural Alternatives International, Inc. (NAI) and our wholly owned subsidiaries, NAIE and RHL. All significant intercompany accounts and transactions have been eliminated. The functional currency of NAIE, our foreign subsidiary, is the United States dollar. The financial statements of NAIE have been translated at either current or historical exchange rates, as appropriate, with gains and losses included in the consolidated statements of operations.

Reclassifications

Certain reclassications to prior period information have been made to conform to current presentation. For the fiscal year ended June 30, 2007, we recorded $642,000 of shipping costs for our private label contract manufacturing sales in cost of goods sold on the Statements Of Operations And Comprehensive Income (Loss) in accordance with the Financial Accounting Standards Board Emerging Issue Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Private label contract manufacturing shipping costs of $481,000 for the fiscal year ended June 30, 2006 and $480,000 for the fiscal year ended June 30, 2005, were reclassified from net sales to cost of goods sold to conform to current year presentation.

For the fiscal year ended June 30, 2007, we recorded $1.4 million of shipping costs for our branded products sales in cost of goods sold on the Statement Of Operations And Comprehensive Income (Loss). Branded products shipping costs of $1.1 million for the fiscal year ended June 30, 2006 and $742,000 for the fiscal year ended June 30, 2005, were reclassified from selling, general and administrative expenses to cost of goods sold to conform to current year presentation.

For the three fiscal years ended June 30, 2007, all costs incurred on the shipment of product to customers were included in costs of goods sold. Shipping and handling costs for the last three fiscal years ended June 30 were $2.0 million for 2007, $2.0 million for 2006 and $1.4 million for 2005.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is be effective for our fiscal year beginning July 1, 2007 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the interpretation. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We have evaluated the provisions of FIN 48 and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning July 1, 2008. We are currently evaluating the impact of SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. The provisions of SFAS 159 are effective for our fiscal year beginning July 1, 2009. We are currently evaluating the impact of SFAS 159.

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

Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) addresses financial accounting and reporting for the impairment of long-lived assets (excluding goodwill) and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” for recognition and measurement of the impairment of long-lived assets to be held and used.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB104), Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48) and Emerging Issues Task Force Abstract (EITF) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-09). SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

We account for RHL payments made to customers in accordance with EITF 01-09, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. RHL has various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of EITF 01-09 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $235,000 for the year ended June 30, 2007 and $148,000 for the year ended June 30, 2006.

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

We record reductions to gross revenue for estimated returns of private label contract manufacturing products and branded products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and branded product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.

Cost of Goods Sold

Cost of goods sold includes raw material, labor and manufacturing overhead.

Shipping and Handling Costs

In accordance with EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” we include fees earned on the shipment of our products to customers in sales and include costs incurred on the shipment of product to customers in costs of goods sold.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last three fiscal years ended June 30 were $1.9 million for 2007, $1.7 million for 2006 and $3.5 million for 2005.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising for RHL branded products and the As We Change® catalog, which is capitalized and amortized over its expected period of future benefits. These direct-response advertising costs consist primarily of catalogs. The capitalized costs of the advertising are amortized over the projected life of the catalog following its publication, typically six months. We incurred and expensed advertising costs in the amount of $5.4 million during the fiscal year ended June 30, 2007, $3.6 million during fiscal 2006 and $865,000 during fiscal 2005. These costs were included in selling, general and administrative expenses in the accompanying statements of operations.

We included advertising costs of $665,000 at June 30, 2007 and $630,000 at June 30, 2006 in other current assets in the accompanying balance sheets.

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

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. The tax reserves are analyzed at least annually, generally in the fourth quarter of each year, and adjustments are made as events occur that warrant adjustments to the reserve.

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

Effective July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized (a) for all stock-based awards granted before, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) for all stock-based awards granted after July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for periods prior to implementation have not been restated.

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

Black-Scholes uses assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities used in the model are based mainly on the historical volatility of our stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of the fiscal 2007 grants is derived from historical experience.

The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan reported below has been estimated at the date of grant or beginning of the offering period, as applicable, with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plans
	Fiscal Years Ended June 30,			Fiscal Years Ended June 30,
	2007	2006	2005	2007	2006	2005
Expected life (years)	4.0 – 5.0	4.0 – 5.0	4.0 – 8.0	0.5	0.5	0.5
Risk-free interest rate	4.4 – 4.9%	4.4 – 4.9%	3.4 – 3.8%	4.8%	3.9%	2.0%
Volatility	40%	47%	54%	33%	51%	54%
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted average fair value	$2.75	$2.76	$3.82	$0.75	$1.11	$2.36

For purposes of these disclosures, we have amortized the estimated fair value of our stock option awards to expense over the options’ vesting periods and of our employee stock purchase plan shares to expense over the offering period. The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the fair value method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data):

	Fiscal Years Ended June 30,
	2007	2006	2005
Net income (loss) - as reported	$(5,285)	$2,670	$2,199
Plus: Reported stock-based compensation	249	125	203
Less: Fair value stock-based compensation	(249)	(125)	(2,658)

Net income (loss) - pro forma	$(5,285)	$2,670	$(256)

Reported basic net income (loss) per common share	$(0.77)	$0.42	$0.37

Pro forma basic net income (loss) per common share	$(0.77)	$0.42	$(0.04)

Reported diluted net income (loss) per common share	$(0.77)	$0.39	$0.34

Pro forma diluted net income (loss) per common share	$(0.77)	$0.39	$(0.04)

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

The aggregate intrinsic value of awards outstanding as of June 30, 2007 was $1.7 million. The aggregate intrinsic value of awards exercisable as of June 30, 2007 was $1.6 million. In addition, the aggregate intrinsic value of awards exercised was $1.6 million during fiscal 2007. The total remaining unrecognized compensation cost related to unvested awards amounted to $771,000 at June 30, 2007 and is expected to be recognized over the next three years. The weighted average remaining requisite service period of the unvested awards was 2.2 years.

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

Net Income per Common Share

We compute net income per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). SFAS 128 requires the presentation of basic income per common share, using the weighted average number of common shares outstanding during the period, and diluted income per common share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows (amounts in thousands, except per share data):

	For the Years Ended June 30,
	2007	2006	2005
Numerator
Net income (loss)	$(5,285)	$2,670	$2,199
Denominator
Basic weighted average common shares outstanding	6,836	6,340	5,949
Dilutive effect of stock options	—	436	516

Diluted weighted average common shares outstanding	6,836	6,776	6,465

Basic net income (loss) per common share	$(0.77)	$0.42	$0.37

Diluted net income (loss) per common share	$(0.77)	$0.39	$0.34

Shares related to stock options of 240,000 for the fiscal year ended June 30, 2007, 284,000 for fiscal 2006 and 193,000 for fiscal 2005, were excluded from the calculation of diluted net income (loss) per common share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our three largest customers, whose receivable balances collectively represented 75% of gross accounts receivable at June 30, 2007 and 79% at June 30, 2006. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Goodwill and Purchased Intangibles

Goodwill and other acquisition-related intangibles as of June 30, 2007 were as follows (dollars in thousands):

	Amortization Life in Years	Gross Amount	Accumulated Amortization	Impairment Charge (1)	Net Amount
Goodwill	N/A	$7,495	$—	$(7,037)	$458
Distributor relationships	13	500	(60)	—	440
Direct consumer relationships	9	400	(70)	—	330
Tradenames	20	3,300	(262)	—	3,038
Non-compete agreements	2	10	(8)	—	2

		$11,705	$(400)	$(7,037)	$4,268

(1)	Non-cash goodwill impairment charge as a result of annual testing in accordance with SFAS 142.

Our branded products reporting unit for which we have previously recorded approximately $7.5 million of goodwill, consists of the Dr. Cherry Pathway to Healing® product line, Real Health® Laboratories product line and the As We Change® catalog. The fair value of the branded products reporting unit was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The present value of future cash flows uses our estimates of revenue for the reporting unit, driven by assumed growth rates and estimated costs as well as appropriate discount rates. Under the market approach, fair value is estimated based on market multiples of earnings for comparable companies and similar transactions. The weighting applied to the income approach of 80% and market approach of 20% was based on the data available and specific facts and circumstances.

In performing the first step of the fiscal 2007 goodwill impairment test, we determined there was an indicator of impairment in the branded products reporting unit because the carrying value of the reporting unit exceeded the estimated fair value. The excess of the carrying value over the estimated fair value of the branded products reporting unit was primarily due to the following developments that led to lower expected future cash flows:

•	A decrease in sales from the Dr. Cherry Pathway to Healing® product line, the highest margin product line included in the branded products reporting unit;

•

The lower volume of Pathway to Healing® product line sales decreased the anticipated cost savings from our integration of previously outsourced fulfillment and call center activities following the acquisition of RHL, which reduced our ability to invest in expanding and marketing our branded products;

•

The additional time and investment required to expand the Real Health® Laboratories product line to additional Food, Drug and Mass Market (FDM) retail customers and introduce new products to existing FDM customers; and

•

Investments were made in fiscal 2007 to the As We Change® catalog in an effort to increase the active customer base and sales. We believe additional time and investment are required to expand the active customer base to a level where the catalog can generate higher cash flow.

In performing the second step of the goodwill impairment test, we allocated the estimated fair values of the branded products reporting unit determined in step one of the impairment test, to the assets and liabilities in accordance with SFAS 141.

The estimated future amortization expense of purchased intangible assets as of June 30, 2007 was as follows (dollars in thousands):

Fiscal year 2008	$249
Fiscal year 2009	247
Fiscal year 2010	247
Fiscal year 2011	247
Fiscal year 2012	247
Thereafter	2,573

$3,810

C. Inventories

Inventories, net consisted of the following at June 30 (dollars in thousands):

	2007	2006
Raw materials	$6,997	$8,461
Work in progress	3,410	5,339
Finished goods	3,692	3,254

	$14,099	$17,054

D. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years	2007	2006
Land	NA	$393	$393
Building and building improvements	7 – 39	2,726	2,721
Machinery and equipment	3 – 12	19,514	20,208
Office equipment and furniture	3 – 5	4,470	3,843
Vehicles	3	204	204
Leasehold improvements	1 – 15	10,325	9,434

Total property and equipment		37,632	36,803
Less: accumulated depreciation and amortization		(22,573)	(20,860)

Property and equipment, net		$15,059	$15,943

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

As a result of the amendments and additional term loan, our bank credit facility increased to a total of $20.9 million, comprised of a $12.0 million working capital line of credit and $8.9 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $1.1 million, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $700,000, 10 year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million, four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million, five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and the $3.8 million, four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $145,000 plus interest.

On January 24, 2007, we further amended our credit facility to extend the maturity date for the working capital line of credit from November 1, 2007 to November 1, 2008, and maintain the ratio of total liabilities/tangible net worth covenant at 1.25/1.0 for the remainder of the term of the credit facility.

As of June 30, 2007 we were not in compliance with our quarterly net income and annual net income financial covenants under our credit facility. Quarterly net income after taxes may not be less than $1.00 and annual fiscal year net income net less than $750,000. As of June 30, 2007 our net loss was $6.6 million for our fourth quarter of fiscal 2007 and $5.3 million for fiscal 2007. Our lender has agreed to waive their default rights as a result of these covenant violations as of June 30, 2007.

Additionally, as of September 28, 2007, we were not in compliance with our annual Form 10-K financial reporting covenant under our credit facility, which requires that a copy of our annual report on Form 10-K be provided to our lender not later than 90 days after our fiscal year end. Our lender also has agreed to waive their default rights as a result of this covenant violation as of September 28, 2007.

As of June 30, 2007, we did not have an outstanding balance on the working capital line of credit and the amount outstanding on the term loans was $4.6 million. As of June 30, 2007, we had $7.5 million available under the line of credit.

As of May 1, 2007, in accordance with our lease agreement, we no longer have an amount outstanding under our letter of credit issued to our landlord.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.1 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount will be reduced by CHF 160,000, or approximately $130,000, at the end of each year beginning on December 31, 2007. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $407,000. As of June 30, 2007, there was no outstanding balance under the credit facility.

The composite interest rate on all of our outstanding debt was 7.84% at June 30, 2007 and 7.16% at June 30, 2006.

Aggregate amounts of long-term debt maturities as of June 30, 2007 were as follows (dollars in thousands):

2008	$1,825
2009	1,455
2010	692
2011	146
2012	35
Thereafter	428

$4,581

F. Income Taxes

The provision for income taxes for the years ended June 30 consisted of the following (dollars in thousands):

	2007	2006	2005
Current:
Federal	$(83)	$1,515	$1,320
State	(3)	229	94
Foreign	96	227	109

	10	1,971	1,523

Deferred:
Federal	96	(558)	(398)
State	13	28	85

	109	(530)	(313)

Provision for income taxes	$119	$1,441	$1,210

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (dollars in thousands):

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$6	$85
Accrued vacation expense	212	166
Tax credit carryforward	153	163
Allowance for inventories	807	875
Other, net	281	244
Deferred rent	344	423
Net operating loss carryforward	30	26

Total gross deferred tax assets	$1,833	$1,982
Deferred tax liabilities:
Accumulated depreciation and amortization	(2,012)	(2,183)

Deferred tax liabilities	(2,012)	(2,183)

Net deferred tax assets (liabilities)	$(179)	$(201)

At June 30, 2007, we had state tax net operating loss carryforwards of approximately $507,000. The state tax loss carryforwards will begin to expire in 2014, unless previously utilized.

During the fourth quarter of fiscal 2007, we reduced our tax contingency reserves by $422,000 after the Internal Revenue Service completed an audit of our fiscal 2005 tax return.

NAIE obtained from the Swiss tax authorities a five-year Swiss federal and cantonal income tax holiday that ended June 30, 2005. NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 20%. NAIE had net income of $903,000 for the fiscal year ended June 30, 2007. Undistributed earnings of NAIE amounted to approximately $4.4 million at June 30, 2007. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal taxes has been provided thereon.

A reconciliation of income taxes computed by applying the statutory federal income tax rate of 34% to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2007	2006	2005
Income taxes (benefit) computed at statutory federal income tax rate	$(1,756)	$1,396	$1,159
State income taxes, net of federal income tax expense	56	188	118
Expenses not deductible for tax purposes	32	37	53
Foreign tax rate differential	(140)	(108)	(304)
Foreign tax withholding	—	—	101
Dividend tax	—	—	131
Goodwill impairment, not deductible for tax purposes	2,393	—	—
Tax contingency reserve reduction	(422)	—	—
Other	(44)	(72)	(48)

Income taxes as reported	$119	$1,441	$1,210

Effective tax rate	2.3%	35.1%	35.5%

G. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. We may make contributions to the plan at the discretion of our Board of Directors. Effective January 1, 2004, the plan was amended to require that we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. The total contributions under the plan charged to operations totaled $302,000 for the fiscal year ended June 30, 2007, $321,000 for fiscal 2006, and $315,000 for fiscal 2005.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed for these benefits totaled $969,000 for the fiscal year ended June 30, 2007, $858,000 for fiscal 2006, and $876,000 for fiscal 2005.

In December 1999, we adopted an employee stock purchase plan that initially provided for the issuance of up to 150,000 shares of our common stock. Since July 1, 2004, the number of shares available for purchase under the plan has increased by 25,000 each year on July 1 and will continue to increase by such amount each July 1 until determined otherwise by the Board of Directors. The plan is intended to qualify under Section 423 of the Code and is for the benefit of qualifying employees. Under the terms of the plan, participating employees may have up to 15% of their compensation withheld through payroll deductions to purchase shares of our common stock at 85% of the closing sale price for the stock as quoted on the Nasdaq Global Market on either the first or last trading day in the offering period, whichever is lower. As of June 30, 2007, 162,173 shares of common stock were issued pursuant to this plan and 62,827 shares were available for future issuance.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (dollars in thousands):

	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,546	$1,488
Interest cost	82	82
Actuarial (gain) loss	22	(24)
Benefits paid	(101)	—

Benefit obligation at end of year	$1,549	$1,546

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,355	$1,282
Actual return on plan assets	175	(7)
Employer contributions	44	80
Benefits paid	(101)	—

Fair value of plan assets at end of year	$1,473	$1,355

Reconciliation of Funded Status
Benefit obligation in excess of fair value of plan assets	$(76)	$(191)
Unrecognized net actuarial loss	260	323

Net amount recognized	$184	$132

Additional Minimum Liability Disclosures
Accrued benefit liability	$(76)	$(191)

The weighted-average rates used for the years ended June 30 in determining the projected benefit obligations for the defined benefit pension plan were as follows:

	2007	2006
Discount rate	5.50%	5.50%
Compensation increase rate	N/A	N/A

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit income for the fiscal years ended June 30 were as follows (dollars in thousands):

	2007	2006	2005
Interest cost	$82	$82	$73
Expected return on plan assets	(106)	(106)	(89)
Recognized actuarial loss	15	7	—

Net periodic benefit income	$(9)	$(17)	$(16)

We expect to contribute $43,000 to our defined benefit pension plan in fiscal 2008.

The following benefit payments are expected to be paid:

2008	$184
2009	237
2010	274
2011	314
2012	374
2013-2017	2,752

$4,135

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2007	2006	2005
Discount rate	5.50%	5.50%	6.00%
Expected long-term rate of return	8.00%	8.00%	8.00%
Compensation increase rate	N/A	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2007	2006	Target Allocation
Equity securities	63%	60%	60%
Debt securities	37%	40%	40%
Real estate	—%	—%	—%

	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when they are due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

H. Stockholders’ Equity

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

On September 25, 2006, our former Chief Scientific Officer surrendered 9,000 shares of our common stock as payment of the exercise price for incentive stock options.

On June 29, 2007, the independent members of the Board of Directors approved the repurchase of 100,000 shares of our common stock from Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, his wife, their family limited partnership and related children’s trust, conditioned on a purchase price equal to a 10% discount from the closing price on such date. The repurchase was completed on July 6, 2007.

Stock Option Plans

On December 6, 1999, our stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”). A total of 500,000 shares of common stock were initially reserved under the 1999 Plan for issuance to our directors, officers, other employees, and consultants. Under the terms of the 1999 Plan, the aggregate number of shares of common stock that may be awarded is automatically increased on January 1st of each year, commencing January 1, 2000, by a number equal to the lesser of 2.5% of the total number of common shares then outstanding or 100,000 shares. The 1999 Plan has increased by 100,000 common shares on January 1 of each year from 2000 through 2007. In addition, at our Annual Meetings of Stockholders held on January 30, 2004 and December 31, 2004, our stockholders approved amendments to the 1999 Plan to increase the number of shares of common stock available under the 1999 Plan by an additional 500,000 shares, for a total increase of 1,000,000 shares.

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

Stock option activity for the three years ended June 30, 2007 was as follows:

	1999 Plan	Weighted Average Exercise Price
Outstanding at June 30, 2004	1,269,700	$4.76
Exercised	(49,945)	$2.86
Forfeited	(20,955)	$5.82
Granted	240,500	$8.56

Outstanding at June 30, 2005	1,439,300	$5.45
Exercised	(93,700)	$3.93
Forfeited	(79,500)	$8.99
Granted	140,000	$7.41

Outstanding at June 30, 2006	1,406,100	$5.54
Exercised	(388,305)	$4.61
Forfeited	(20,400)	$8.00
Granted	240,000	$8.89

Outstanding at June 30, 2007	1,237,395	$6.45
Exercisable at June 30, 2007	904,995	$5.71

Weighted-average remaining contractual life in years	2.71
Available for grant at June 30, 2007	456,652

The following is a further breakdown of the options outstanding at June 30, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00 - $3.02	212,995	1.83	$2.41	212,995	$2.41
$3.70 - $5.59	235,000	1.64	$5.09	235,000	$5.09
$6.50 - $7.93	379,900	2.65	$6.93	263,900	$6.81
$8.05 - $10.47	409,500	3.83	$8.90	193,100	$8.60

$2.00 - $10.47	1,237,395	2.71	$6.45	904,955	$5.71

I. Commitments

We lease a total of 172,800 square feet of our facilities from unaffiliated third parties under non-cancelable operating leases, including 162,000 square feet at our manufacturing facility in Vista, California and 10,800 square feet at our San Marcos, California facility. The lease for approximately 8,000 square feet at the San Marcos facility terminates in February 2008 and the lease for the remaining leased space at San Marcos terminates in December 2007. The lease on the Vista facility expires in March 2014.

As required under the terms of our Vista lease, on May 11, 2004, we provided a letter of credit in the amount of $440,000 to the landlord. The amount of the letter of credit was reduced by approximately 33% each year. As of June 30, 2007 we did not have an outstanding amount on the letter of credit.

NAIE leases facility space in Manno, Switzerland. The leased space totals approximately 46,000 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European marketplace. The lease expires in December 2015.

On March 28, 2007, we entered into an agreement to sublet approximately 3,000 square feet at our Manno, Switzerland facility. The sublease is for a term of two years that began on April 1, 2007, and provides for monthly rental income equal to our rental expense for the space.

RHL leases facility space in San Diego, California. The leased space totals approximately 16,000 square feet. We primarily use the facilities for RHL’s headquarters, warehousing and a call center and fulfillment. The lease expires in May 2009.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2007 (dollars in thousands):

	2008	2009	2010	2011	2012	There- after
Gross minimum rental commitments	$2,280	$2,244	$2,170	$2,209	$2,249	$5,565
Sublease income commitments	(41)	(31)	—	—	—	—

	$2,239	$2,213	$2,170	$2,209	$2,249	$5,565

Rental expense totaled $2.2 million for the fiscal year ended June 30, 2007, $2.0 million for fiscal 2006 and $1.7 million for fiscal 2005. Rental expense was offset by sublease rental income in the amount of $11,000 in fiscal 2007, $0 in fiscal 2006 and $137,000 in fiscal 2005.

J. Foreign Currency Instruments

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

On July 6, 2006, we sold the then unexpired options purchased on July 7, 2005 and April 6, 2006 for $13,000. The proceeds were used to purchase 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expire monthly beginning August 2006 and ending July 2007. The option contracts had a notional amount of $8.9 million, a weighted average strike price of $1.24, and a purchase price of $103,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of June 30, 2007, 11 of the options had expired. As of June 30, 2007, the unrealized losses associated with the options sold on July 6, 2006 were $7,000 and will be recognized in cost of goods sold under the original monthly option contract expiration dates.

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

On April 3, 2007, we purchased three option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The three options expire monthly beginning November 2007 and ending January 2008. The option contracts had a notional amount of $1.9 million, a weighted average strike price of $1.29, and a purchase price of $18,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts.

For the fiscal year ended June 30, 2007, approximately $219,000 had been charged to income for option contracts outstanding during the year, $106,000 for the fiscal year ended June 30, 2006 and $109,000 for the fiscal year ended June 30, 2005.

K. Economic Dependency

We had substantial net sales to certain customers during the fiscal years ended June 30 shown in the following table. The loss of any of these customers, or a significant decline in sales or the growth rate of sales to these customers could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective year’s total net sales for the three years ended June 30 were as follows (dollars in thousands):

	2007			2006		2005
	Net Sales by Customer		% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer		% of Total Net Sales
Customer 1	$38,786		40%	$37,700	38%	$36,991		40%
Customer 2	29,822		31%	29,241	29%	35,193		39%
Customer 3	(a	)	(a )	10,133	10%	(a	)	(a )

	$68,608		71%	$77,074	77%	$72,184		79%

(a)	Net sales were less than 10% of the respective period’s total net sales.

Accounts receivable from these customers totaled $3.9 million at June 30, 2007 and $10.5 million at June 30, 2006.

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. During fiscal 2007, approximately 39% of our total raw material purchases were from three suppliers. Accounts payable to these suppliers were $1.6 million at June 30, 2007. No other supplier comprised 10% or more of our raw material purchases for the year ended June 30, 2007.

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

As of October 15, 2007, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

M. Segment Information

Following our acquisition of RHL on December 5, 2005 through June 30, 2006, our business consisted of two segments, as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” identified as NAI, which primarily provides private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and RHL, which markets and distributes branded nutritional supplements and other lifestyle products.

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

•

Direct-to-consumer marketing programs, under which we develop, manufacture and market our own products and work with nationally recognized physicians and others to develop brand name products that reflect their individual approaches to restoring, maintaining or improving health. These products are sold through a variety of distribution channels, including television programs, print media and the internet. The Dr. Cherry Pathway to Healing® product line is sold under a direct-to-consumer marketing program;

•	Food, Drug and Mass Market (FDM) retail channel in which we sell the Real Health® Laboratories nutritional supplement product line; and

•

As We Change® (AWC) catalog, a lifestyle catalog geared towards women between the ages of 45 and 65, in which we sell our own branded products as well as third party products. The quarterly print catalog offers a variety of high quality nutritional, beauty, skin care, exercise, lifestyle and other personal care products.

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, and other corporate level related expenses, which are not allocated to either segment. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A.

Our operating results by business segment shown below for the fiscal years ended June 30, 2006 and 2005 have been restated to reflect our new reporting segments, with the exception of the information on total assets as we believe it would be impractical to restate such information. Accordingly, the total asset information is provided only for our new reporting segments as of June 30, 2007. Our operating results by business segment for the years ended June 30 were as follows (dollars in thousands):

	2007	2006	2005
Net Sales
Private label contract manufacturing	$80,732	$85,758	$83,862
Branded products	16,396	13,854	8,110

	$97,128	$99,612	$91,972

	2007	2006	2005
Income (loss) from Operations
Private label contract manufacturing	$10,315	$10,347	$8,787
Branded products (1)	(8,260)	757	1,804

Income from operations of reportable segments	2,055	11,104	10,591
Corporate expenses not allocated to segments	(6,774)	(6,486)	(6,799)

	$(4,719)	$4,618	$3,792

(1)	Fiscal 2007 operating loss included non-cash goodwill impairment charge of $7.0 million.

2007
Total Assets
Private label contract manufacturing	$39,583
Branded products	7,797

$47,380

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe. Our branded products are only sold in the United States.

Net sales by geographic region, based upon the customers’ location, for the three years ended June 30 were as follows (dollars in thousands):

	2007	2006	2005
United States	$76,308	$78,955	$68,140
Markets outside the United States	20,820	20,657	23,832

Total net sales	$97,128	$99,612	$91,972

Products manufactured by NAIE accounted for 45% of net sales in markets outside the United States in fiscal 2007, 49% in fiscal 2006, and 46% in fiscal 2005. No products manufactured by NAIE were sold in the United States during the fiscal years ended June 30, 2007, 2006 and 2005.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the three years ended June 30 were as follows (dollars in thousands):

2007	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$17,362	$41,493	$1,681
Europe	1,965	5,887	1,048

	$19,327	$47,380	$2,729

2006	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$27,735	$57,661	$1,835
Europe	1,202	4,792	460

	$28,937	$62,453	$2,295

2005	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$17,144	$40,470	$7,397
Europe	1,053	3,668	309

	$18,197	$44,138	$7,706

SCHEDULE II

Natural Alternatives International, Inc.

Valuation And Qualifying Accounts

For the Years Ended June 30, 2007, 2006 and 2005

(Dollars in thousands)

	Balance at Beginning of Period	Provision		(Deductions)		Balance at End of Period
Fiscal year ended June 30, 2007:
Inventory reserves	$2,416	$1,415		$(1,722	)(3)	$2,109
Allowance for doubtful accounts	$217	$(41)		$(156)		$20
Fiscal year ended June 30, 2006:
Inventory reserves	$1,815	$1,594	(1)	$(993)		$2,416
Allowance for doubtful accounts	$221	$57	(2)	$(61)		$217
Fiscal year ended June 30, 2005:
Inventory reserves	$1,113	$1,529		$(827)		$1,815
Allowance for doubtful accounts	$132	$101		$(12)		$221

(1)	Includes $77,000 related to purchase price accounting for the RHL acquisition.

(2)	Includes $160,000 related to purchase price accounting for the RHL acquisition.

(3)	Includes $523,000 of raw material inventory used to produce finished good inventory that was sold during fiscal 2007. The raw material inventory was reserved before fiscal 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for their intended purpose described above as of June 30, 2007 because of the material weakness identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness in internal control over financial reporting existed as of June 30, 2007 regarding our annual goodwill impairment analysis. In particular, management has determined that we did not have an appropriate process in place to develop and support the forecasts and plans necessary to complete our annual goodwill impairment analysis in a timely manner. As a result, while we were able to complete our analysis and record an adjustment to impair goodwill in our financial statements before their publication in this report, we were unable to timely file this report.

There were no changes to our internal controls during the fourth quarter ended June 30, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls. The matter identified above and the steps necessary to remediate such weakness are under review by management and our Board of Directors. In addition, at the end of our 2008 fiscal year, management will be required to provide an assessment of the effectiveness of our internal control over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment. We have not completed this process or our assessment. In the course of evaluation and testing, management may identify additional deficiencies that will need to be addressed and remediated. There can be no assurance that our remediation efforts will be successful or that our control procedures will be effective in accomplishing their objectives at all times.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information for this item is incorporated by reference to the sections “Our Board of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 11, 2007, to be filed on or before October 28, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information for this item is incorporated by reference to the sections “Director Compensation” and “Executive Officer Compensation” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 11, 2007, to be filed on or before October 28, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this item is incorporated by reference to the sections “Stock Holdings of Certain Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 11, 2007, to be filed on or before October 28, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information for this item is incorporated by reference to the section “Certain Relationships and Related Transactions” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 11, 2007, to be filed on or before October 28, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information for this item is incorporated by reference to the sections “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Polices and Procedures” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 11, 2007, to be filed on or before October 28, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2007 and 2006;

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2007, 2006 and 2005;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2007, 2006 and 2005;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005; and

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedule. The following financial statement schedule is included under Item 8 of this report:

•	Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 2007, 2006 and 2005.

(3)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

3(iii)	Amendment to the By-laws of Natural Alternatives International, Inc. effective as of June 29, 2007	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated June 29, 2007, filed with the commission on July 6, 2007

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver*	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Reaves*	Exhibit 10.8 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.10	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.11	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.12	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.13	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.14	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.15	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.16	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.17	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.18	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.19	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.20	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.21	Stock Purchase Agreement effective as of December 5, 2005, by and among NAI and William H. Bunten II and/or Elizabeth W. Bunten, as the trustees of The Bunten Family Trust dated April 14, 2001, John F. Dullea and Carolyn A. Dullea, as the trustees of The John F. and Carolyn A. Dullea Trust dated June 20, 2001, Lincoln Fish, and Michael L. Irwin, as trustee of The Michael L. Irwin Trust u/t/a June 25, 1991	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.22	Form of Lock-Up Agreement effective as of December 5, 2005 entered into between NAI and each Selling Stockholder	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.23	Employment Agreement effective as of December 5, 2005, by and between RHL and John F. Dullea*	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.24	Lease of RHL Facilities in San Diego, California between RHL and Lessor dated February 5, 2003	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.25	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.26	Patent License Agreement by and between Unither Pharma, Inc. and RHL dated May 1, 2002	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.27	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.28	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.29	Letter amendment to Lease of RHL Facilities in San Diego, California between RHL and Lessor dated January 10, 2006	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.30	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.31	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.32	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.33	Standard Sublease Multi-Tenant by and between J. Gelt Corporation dba Casa Pacifica and RHL (lease reference date March 6, 2006)	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.34	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.35	Employment Agreement effective as of November 20, 2006, by and between NAI and Alvin McCurdy*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated November 20, 2006, filed with the commission on November 21, 2006

10.36	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.37	Revolving Line of Credit Note (as revised) made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $12,000,000	Exhibit 10.38 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.38	Sublease Contract for facilities in Manno, Switzerland, between NAIE and Vertime SA effective as of April 1, 2007 (portions of the Sublease Contract have been omitted pursuant to a request for confidential treatment) (English translation)	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 14, 2007

10.40	Second Amendment to License Agreement Amending The First Amendment Dated March 17, 2001 to License Agreement Dated April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI dated as of March 26, 2007	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.41	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.42	Settlement Agreement and Release of Claims and Rights between NAI and DHL Express, Inc. dated April 16, 2007	Exhibit 10.42 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.43	Settlement Agreement executed as of June 26, 2006, by and between Novogen Research Pty. Ltd. and NAI	Exhibit 10.36 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.44	Consulting Agreement effective as of July 1, 2007, by and between Dr. John A. Wise and NAI	Filed herewith

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2007

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux (Mark A. LeDoux)	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	October 15, 2007

/s/ John R. Reaves (John R. Reaves)	Chief Financial Officer (principal financial officer and principal accounting officer)	October 15, 2007

/s/ Joe E. Davis (Joe E. Davis)	Director	October 15, 2007

/s/ Alan G. Dunn (Alan G. Dunn)	Director	October 15, 2007

/s/ Alan J. Lane (Alan J. Lane)	Director	October 15, 2007

/s/ Lee G. Weldon (Lee G. Weldon)	Director	October 15, 2007