Form 10-Q
period 2007-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2007-11-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

☐  Yes    ☒  No

As of November 13, 2007, 6,980,199 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2007	June 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,240	$4,876
Accounts receivable - less allowance for doubtful accounts of $20 at September 30, 2007 and June 30, 2007	6,799	5,264
Inventories, net	13,845	14,099
Deferred income taxes	1,441	1,441
Other current assets	1,542	2,204

Total current assets	26,867	27,884

Property and equipment, net	14,565	15,059
Goodwill and purchased intangibles, net	4,204	4,268
Other noncurrent assets, net	169	169

Total assets	$45,805	$47,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,902	$6,330
Accrued liabilities	2,112	1,840
Accrued compensation and employee benefits	1,205	1,403
Line of credit	41	—
Income taxes payable	260	270
Current portion of long-term debt	1,733	1,825

Total current liabilities	10,253	11,668

Long-term debt, less current portion	2,407	2,756
Deferred income taxes	1,620	1,620
Deferred rent	1,222	1,238
Long-term pension liability	88	76

Total liabilities	15,590	17,358

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 20,000,000 shares authorized; issued and outstanding 7,146,140 at September 30, 2007 and 7,001,230 at June 30, 2007	70	69
Additional paid-in capital	17,821	17,335
Accumulated other comprehensive loss	(177)	(184)
Retained earnings	13,600	13,177
Treasury stock, at cost, 180,941 shares at September 30, 2007 and 70,000 at June 30, 2007	(1,099)	(375)

Total stockholders’ equity	30,215	30,022

Total liabilities and stockholders’ equity	$45,805	$47,380

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Net sales	$25,521	$25,161
Cost of goods sold	20,226	19,646

Gross profit	5,295	5,515
Selling, general & administrative expenses	4,625	4,683

Income from operations	670	832
Other income (expense):
Interest income	2	1
Interest expense	(133)	(230)
Foreign exchange gain	102	8
Other, net	—	(9)

	(29)	(230)

Income before income taxes	641	602
Provision for income taxes	218	215

Net income	$423	$387

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	7	(7)

Comprehensive income	$430	$380

Net income per common share:
Basic	$0.06	$0.06

Diluted	$0.06	$0.05

Weighted average common shares outstanding:
Basic	6,914,114	6,720,167
Diluted	7,021,691	7,200,944

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$423	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	820	829
Amortization of purchased intangibles	64	63
Non-cash compensation	95	38
Tax benefit from exercise of stock options	(64)	(233)
Pension expense, net of contributions	12	24
Loss on disposal of assets	—	13
Changes in operating assets and liabilities:
Accounts receivable	(1,536)	6,431
Inventories, net	254	27
Other assets	124	(110)
Accounts payable and accrued liabilities	(572)	685
Accrued compensation and employee benefits	(198)	(493)

Net cash provided by (used in) operating activities	(578)	7,661

Cash flows from investing activities
Capital expenditures	(326)	(1,003)

Net cash used in investing activities	(326)	(1,003)

Cash flows from financing activities
Net borrowings (payments) on line of credit	41	(7,310)
Payments on long-term debt	(441)	(409)
Tax benefit from exercise of stock options	64	233
Repurchase of common stock	(724)	(82)
Proceeds from issuance of common stock	328	753

Net cash used in financing activities	(732)	(6,815)

Net decrease in cash and cash equivalents	(1,636)	(157)
Cash and cash equivalents at beginning of period	4,876	2,157

Cash and cash equivalents at end of period	$3,240	$2,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$133	$206

Taxes	$—	$407

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (“2007 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2007 Annual Report unless otherwise noted below.

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

	Three Months Ended September 30,
	2007	2006
Numerator
Net income	$423	$387

Denominator
Basic weighted average common shares outstanding	6,914	6,720
Dilutive effect of stock options	108	481

Diluted weighted average common shares outstanding	7,022	7,201

Basic net income per common share	$0.06	$0.06

Diluted net income per common share	$0.06	$0.05

Shares related to stock options of 527,000 for the three months ended September 30, 2007, and 25,000 for the three months ended September 30, 2006, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Stock-Based Compensation

We have an equity incentive plan under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also have an employee stock purchase plan. Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized (a) for all stock-based awards granted before, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” and (b) for all stock-based awards granted after July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for periods prior to implementation of SFAS 123R have not been restated.

We estimated the fair value of the stock option awards at the date of grant and employee stock purchase plan shares at the beginning of the offering period using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Black-Scholes uses assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities used in the model are based mainly on the historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of stock option grants is derived from historical experience. Our operating income was reduced by stock based compensation expense of approximately $95,000 for the three months ended September 30, 2007, and $38,000 for the three months ended September 30, 2006.

Income Taxes

On July 1, 2007 we adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

As of June 30, 2007 and September 30, 2007, we had unrecognized tax liabilities of $47,000. The total amount of unrecognized tax liabilities, if recognized, would not materially affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on July 1, 2007, we did not record any interest or penalties.

We are subject to taxation in the United States and various state jurisdictions. Our tax years for fiscal year ended June 30, 2006 and forward are subject to examination by the United States and state tax authorities.

B.	Goodwill and Purchased Intangibles

Goodwill and other acquisition-related intangibles as of September 30, 2007 were as follows (dollars in thousands):

	Amortization Life in Years	Gross Amount	Accumulated Amortization	Net Amount
Goodwill (1)	N/A	$458	$—	$458
Distributor relationships	13	500	(70)	430
Direct consumer relationships	9	400	(81)	319
Tradenames	20	3,300	(304)	2,996
Non-compete agreements	2	10	(9)	1

		$4,668	$(464)	$4,204

[1]	On June 30, 2007, as a result of our annual goodwill impairment testing in accordance with SFAS 142 we recorded a non-cash goodwill impairment charge of $7.0 million.

The estimated future amortization expense of purchased intangible assets as of September 30, 2007 was as follows (dollars in thousands):

Nine months ending June 30, 2008	$185
Fiscal year 2009	247
Fiscal year 2010	247
Fiscal year 2011	247
Fiscal year 2012	247
Thereafter	2,573

$3,746

C.	Inventories

Inventories, net consisted of the following (dollars in thousands):

	September 30, 2007	June 30, 2007
Raw materials	$8,630	$6,997
Work in progress	3,278	3,410
Finished goods	1,937	3,692

	$13,845	$14,099

D.	Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	September 30, 2007	June 30, 2007
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,732	2,726
Machinery and equipment	3 – 12	19,736	19,514
Office equipment and furniture	3 – 5	4,508	4,470
Vehicles	3	204	204
Leasehold improvements	1 – 15	10,385	10,325

Total property and equipment		37,958	37,632
Less: accumulated depreciation and amortization		(23,393)	(22,573)

Property and equipment, net		$14,565	$15,059

E.	Debt

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

As of September 30, 2007, the amount outstanding on the working capital line of credit was $41,000 and the amount outstanding on the term loans was $4.1 million. As of September 30, 2007, we had $8.2 million available under the line of credit.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.1 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount will be reduced by CHF 160,000, or approximately $137,000, at the end of each year beginning on December 31, 2007. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $429,000. As of September 30, 2007, there was no outstanding balance under the credit facility.

The composite interest rate on all of our outstanding debt was 8.25% at September 30, 2007, and 7.77% at September 30, 2006.

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

The components included in the net periodic benefit for the periods ended September 30 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2007	2006
Interest cost	$21	$21
Expected return on plan assets	(27)	(27)

Net periodic benefit	$(6)	$(6)

G.	Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of either of these customers, or a significant decline in net sales or the growth rate of sales to these customers could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective period’s total net sales were as follows (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer		% of Total Net Sales
Customer 1	$9,175	36%	$7,529		30%
Customer 2	8,732	34	9,956		40
Customer 3	2,747	11	(a	)	(a )

	$20,654	81%	$17,485		70%

(a)	Net sales were less than 10% of the periods total net sales.

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended September 30,
	2007			2006
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases
Supplier 1	$3,319		26%	$1,881		18%
Supplier 2	2,122		16	(a	)	(a )
Supplier 3	(a	)	(a )	1,065		10

	$5,441		42%	$2,946		28%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

H.	Segment Information

Effective July 1, 2006, we changed our reporting segments to reflect the structure of our internal organization after the integration of previously outsourced fulfillment and call center activities for our Dr. Cherry Pathway to Healing® product line into RHL’s existing operations. The reportable segments are as follows:

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

•

As We Change® catalog, a lifestyle catalog geared towards women between the ages of 45 and 65, in which we sell our own branded products as well as third party products. The quarterly print catalog offers a variety of high quality nutritional, beauty, skin care, exercise, lifestyle and other personal care products.

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, and other corporate level related expenses, which are not allocated to either segment. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A above and in the consolidated financial statements included in our 2007 Annual Report.

Our operating results by business segment were as follows (dollars in thousands):

	Three Months Ended September 30,
	2007	2006
Net Sales
Private label contract manufacturing	$21,819	$20,971
Branded products	3,702	4,190

	$25,521	$25,161

	Three Months Ended September 30,
	2007	2006
Income from Operations
Private label contract manufacturing	$2,719	$2,718
Branded products	(233)	(178)

Income from operations of reportable segments	2,486	2,540

Corporate expenses not allocated to segments	(1,816)	(1,708)

	$670	$832

	September 30, 2007	June 30, 2007
Total Assets
Private label contract manufacturing	$39,010	$39,583
Branded products	6,795	7,797

	$45,805	$47,380

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe. Our branded products are sold only in the United States.

Net sales by geographic region, based on the customers’ location, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2007	2006
United States	$19,242	$20,442
Markets outside the United States	6,279	4,719

Total net sales	$25,521	$25,161

Products manufactured by NAIE accounted for 38% of net sales in markets outside the United States for the three months ended September 30, 2007, and 50% for the three months ended September 30, 2006. No products manufactured by NAIE were sold in the United States during the three months ended September 30, 2007 and 2006.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (dollars in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Three Months Ended
	September 30, 2007	June 30, 2007	September 30, 2007	June 30, 2007	September 30, 2007	September 30, 2006
United States	$16,857	$17,362	$39,160	$41,493	$298	$447
Europe	1,912	1,965	6,645	5,887	28	556

	$18,769	$19,327	$45,805	$47,380	$326	$1,003

I.	Contingencies

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to product liability, employment, intellectual property, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters will result in a material adverse effect on our business, consolidated financial condition, or results of operations. However, a settlement payment or unfavorable outcome could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes that we do not expect.

As of November 13, 2007, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2007. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2007 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the three months ended September 30, 2007, our net sales were 1% higher than in the comparable quarter last year. Private label contract manufacturing sales contributed three percent of the overall increase primarily due to higher volumes of existing products in existing markets sold to our three largest customers. The private label contract manufacturing sales increase was partially offset by a decrease in branded products sales. The decrease in branded products sales was primarily attributed to the continued softening of our Dr. Cherry Pathway to Healing® product line.

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

Branded products sales decreased to 15% of total net sales for the three months ended September 30, 2007 from 17% in the comparable quarter last year. The shift in sales mix contributed to the reduction in gross profit margin to 20.7% from 21.9% in the comparable quarter last year. Additionally, we incurred higher indirect labor costs for private label contract manufacturing as we strengthened our management team in the areas of operations, planning, quality control and laboratory. Although these investments in personnel reduced our gross profit margin for the three months ended September 30, 2007, we believe over the long term these investments will improve our ability to increase the value of the goods and services we provide to our customers, and assist us in developing relationships with additional quality oriented customers

During the remainder of fiscal 2008, we plan to continue to focus on:

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

Looking forward, we expect reduced net sales of approximately $3 million to $5 million, in the aggregate, in both private label contract manufacturing and branded products in the second quarter of fiscal 2008, as compared to the second quarter in fiscal 2007. The anticipated reduction in second quarter revenues is primarily attributable to a single contract manufacturing customer. We are in discussions with several potential new private label contract manufacturing customers and expect to begin shipments to at least some of these customers in the second half of fiscal 2008.

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

Our critical accounting policies are discussed under Item 7 of our 2007 Annual Report. There have been no significant changes to these policies during the three months ended September 30, 2007.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,
	2007	2006	% Change
Private label contract manufacturing	$21,819	$20,971	4
Branded products	3,702	4,190	(12)

Total net sales	25,521	25,161	1
Cost of goods sold	20,226	19,646	3

Gross profit	5,295	5,515	(4)
Gross profit %	20.7%	21.9%
Selling, general & administrative expenses	4,625	4,683	(1)

% of net sales	18.1%	18.6%
Income from operations	670	832	(19)
% of net sales	2.6%	3.3%
Other expense, net	29	230	(87)

Income before taxes	641	602	6
% of net sales	2.5%	2.4%
Net income	$423	$387	9

% of net sales	1.7%	1.5%
Diluted net income per common share	$0.06	$0.05	20

The percentage increase in private label contract manufacturing net sales was attributed to the following:

Mannatech, Incorporated (1)	8%
Arbonne International (2)	6
NSA International, Inc. (3)	(7)
Impact of foreign exchange rates	1
Other customers (4)	(4)

Total	4%

[1]	An increase in net sales to Mannatech, Incorporated resulted primarily from the sale of higher volumes of established products in existing international markets.

[2]	An increase in net sales to Arbonne International resulted primarily from the sale of higher volumes of established products in existing markets.

[3]	A reduction in net sales to NSA International, Inc. resulted primarily from the sale of lower volumes of established products in existing markets.

[4]	A decrease in net sales to other customers was primarily due to the discontinuation of a customer relationship.

The percentage change in net sales of our branded products was primarily attributed to the following distribution channels:

As We Change® catalog	3%
FDM retail channel	(2)
Direct-to-consumer marketing program (1)	(13)

Total	(12)%

[1]	Net sales from our direct-to-consumer marketing programs decreased primarily from lower sales of the Dr. Cherry Pathway to Healing® product line.

Gross profit margin decreased 1.2 percentage points primarily due to the following:

Shift in sales mix (1)	(0.8)%
Lower inventory reserves	0.9
Incremental direct and indirect labor (2)	(1.3)

Total	(1.2)%

[1]

The shift in sales mix resulted primarily from higher margin branded products sales comprising a lower percentage of sales compared to the same quarter last year as a result of the lower Dr. Cherry Pathway to Healing® product line sales. Branded products sales decreased to 15% of total net sales for the three months ended September 30, 2007 from 17% in the comparable quarter last year.

[2]

Incremental direct and indirect labor was primarily attributed to higher personnel costs to strengthen our private label contract manufacturing management team in the areas of planning, quality control and laboratory along with the hiring of our new Vice President of Operations in November 2006.

Private label contract manufacturing gross profit margin remained relatively consistent at 15.3% for the three months ended September 30, 2007 compared to 15.0% in the comparable quarter last year primarily due to lower inventory reserves partially offset by higher personnel costs discussed above.

Branded products gross profit margin decreased to 53.0% for the three months ended September 30, 2007 from 56.4% in the comparable quarter last year primarily due to a shift in sales mix to As We Change® catalog sales from the Dr. Cherry Pathway to Healing® product line sales.

Selling, general and administrative for the three months ended September 30, 2007 were relatively consistent with the comparable quarter last year.

Other expense, net decreased $201,000 primarily due to a decrease in interest expense of $97,000 resulting from lower utilization of our line of credit to fund the prior year carrying costs of accounts receivable and inventory purchases for one of our private label contract manufacturing customers. Additionally, foreign exchange gains increased $94,000 due to the strengthening of the Euro and the related impact on the translation of Euro denominated cash and receivables.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used by operating activities was $578,000 for the three months ended September 30, 2007 compared to net cash provided by operating activities of $7.7 million in the comparable quarter last year.

At September 30, 2007, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, used $1.5 million in cash during the three months ended September 30, 2007 compared to providing $6.4 million in the comparable quarter last year. Cash provided by accounts receivable in the three months ended September 30, 2006 was due to higher collections from our record quarterly sales in our fiscal 2006 fourth quarter. Days sales outstanding was 43 days during the three months ended September 30, 2007 compared to 72 days in the comparable quarter last year.

Approximately $903,000 of our operating cash flow was generated by NAIE in the three months ended September 30, 2007. As of September 30, 2007, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $326,000 during the three months ended September 30, 2007 compared to $1.0 million in the comparable quarter last year. Capital expenditures during the three months ended September 30, 2006 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities and call center computer software and hardware for our RHL facility.

Cash used in financing activities for the three months ended September 30, 2007 included $724,000 of cash used to repurchase our common stock. On June 29, 2007, the independent members of the Board of Directors approved the repurchase of 100,000 shares of our common stock from Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, his wife, their family limited partnership and related children’s trust, conditioned on a purchase price equal to a 10% discount from the closing price on such date. The repurchase was completed on July 6, 2007.

Our consolidated debt decreased to $4.2 million at September 30, 2007 from $4.6 million at June 30, 2007 primarily due to payments on our term loans.

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

As of September 30, 2007, we had $41,000 outstanding on the working capital line of credit and the amount outstanding on the term loans was $4.1 million.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.1 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount will be reduced by CHF 160,000, or approximately $137,000, at the end of each year beginning on December 31, 2007. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $429,000. As of September 30, 2007, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $800, whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of September 30, 2007, we had $3.2 million in cash and cash equivalents and $8.2 million available under our line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed under Item 7 of our 2007 Annual Report. As of September 30, 2007, other than the pronouncements discussed in our 2007 Annual Report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

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

Interest Rates

At September 30, 2007, we had fixed rate debt of $406,000 and variable rate debt of approximately $3.8 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of September 30, 2007, the weighted average effective interest rate on our variable rate debt was 8.39%. An immediate one hundred basis point (1.0%) increase in the interest rates on our variable rate debt, holding other variables constant, would have increased our interest expense by $16,000 for the three months ended September 30, 2007. Interest rates have been at or near historic lows in recent years but have been increasing during the past year. There can be no guarantee that interest rates will not rise further. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

On January 18, 2007, we purchased three option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The three options expire monthly beginning August 2007 and ending October 2007. The option contracts had a notional amount of $1.9 million, a weighted average strike price of $1.24, and a purchase price of $12,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. As of September 30, 2007, two of the options had expired.

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

On August 14, 2007, we purchased three option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The three options expire monthly beginning February 2008 and ending April 2008. The option contracts had a notional amount of $1.9 million, a weighted average strike price of $1.29, and a purchase price of $10,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts.

On September 7, 2007, we purchased three option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros.

The three options expire monthly beginning May 2008 and ending July 2008. The option contracts had a notional amount of $1.9 million, a weighted average strike price of $1.29, and a purchase price of $12,000. The risk of loss associated with the options is limited to the purchase price paid for the option contracts.

On September 30, 2007, the Swiss Franc closed at 1.16 to 1.00 United States dollar and the Euro closed at 0.70 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the three months ended September 30, 2007 by $170,000.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934, as amended (1934 Act). They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the 1934 Act and within the time periods specified by the SEC.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for their intended purpose described above as of September 30, 2007 because of the material weakness identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that a material weakness in internal control over financial reporting existed as of September 30, 2007 regarding our annual goodwill impairment analysis necessary for the preparation of our 2007 Annual Report. In particular, management determined that we did not have an appropriate process in place to develop and support the forecasts and plans necessary to complete our annual goodwill impairment analysis in a timely manner. As a result, we were unable to timely file our 2007 Annual Report.

There were no changes to our internal controls during the quarterly period ended September 30, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls. The matter identified above and the steps necessary to remediate such weakness remain under review by management and our Board of Directors. In addition, at the end of our 2008 fiscal year, management will be required to provide an assessment of the effectiveness of our internal control over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment. We have not completed this process or our assessment. In the course of evaluation and testing, management may identify additional deficiencies that will need to be addressed and remediated. There can be no assurance that our remediation efforts will be successful or that our control procedures will be effective in accomplishing their objectives at all times.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to product liability, employment, intellectual property, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters will result in a material adverse effect on our business, consolidated financial condition, or results of operations. However, a settlement payment or unfavorable outcome could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes that we do not expect.

As of November 13, 2007, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described under Item 1A of our 2007 Annual Report, as well as the other information in our 2007 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2007, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

On June 29, 2007, the independent members of the Board of Directors approved the repurchase of 100,000 shares of our common stock from Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, his wife, their family limited partnership and related children’s trust, conditioned on a purchase price equal to a 10% discount from the closing price on such date. The repurchase was completed on July 6, 2007 as set forth below. During the quarter ended September 30, 2007, other than the repurchase described above, we did not repurchase any other shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 31, 2007	100,000	$6.489	0	0
August 1, 2007 - August 31, 2007	0	—	0	0
September 1, 2007 - September 30, 2007	0	—	0	0

Total	100,000	$6.489	0	0

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

3(iii)	Amendment to the By-laws of Natural Alternatives International, Inc. effective as of June 29, 2007	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated June 29, 2007, filed with the commission on July 6, 2007

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver*	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and John Reaves*	Exhibit 10.8 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.10	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.11	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.12	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.13	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.14	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.15	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.16	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.17	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.18	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.19	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.20	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.21	Stock Purchase Agreement effective as of December 5, 2005, by and among NAI and William H. Bunten II and/or Elizabeth W. Bunten, as the trustees of The Bunten Family Trust dated April 14, 2001, John F. Dullea and Carolyn A. Dullea, as the trustees of The John F. and Carolyn A. Dullea Trust dated June 20, 2001, Lincoln Fish, and Michael L. Irwin, as trustee of The Michael L. Irwin Trust u/t/a June 25, 1991	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.22	Form of Lock-Up Agreement effective as of December 5, 2005 entered into between NAI and each Selling Stockholder	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.23	Employment Agreement effective as of December 5, 2005, by and between RHL and John F. Dullea*	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.24	Lease of RHL Facilities in San Diego, California between RHL and Lessor dated February 5, 2003	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.25	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.26	Patent License Agreement by and between Unither Pharma, Inc. and RHL dated May 1, 2002	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.27	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.28	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.29	Letter amendment to Lease of RHL Facilities in San Diego, California between RHL and Lessor dated January 10, 2006	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.30	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.31	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.32	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.33	Standard Sublease Multi-Tenant by and between J. Gelt Corporation dba Casa Pacifica and RHL (lease reference date March 6, 2006)	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.34	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.35	Employment Agreement effective as of November 20, 2006, by and between NAI and Alvin McCurdy*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated November 20, 2006, filed with the commission on November 21, 2006

10.36	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.37	Revolving Line of Credit Note (as revised) made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $12,000,000	Exhibit 10.38 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.38	Sublease Contract for facilities in Manno, Switzerland, between NAIE and Vertime SA effective as of April 1, 2007 (portions of the Sublease Contract have been omitted pursuant to a request for confidential treatment) (English translation)	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 14, 2007

10.40	Second Amendment to License Agreement Amending The First Amendment Dated March 17, 2001 to License Agreement Dated April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI dated as of March 26, 2007	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.41	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.42	Settlement Agreement and Release of Claims and Rights between NAI and DHL Express, Inc. dated April 16, 2007	Exhibit 10.42 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.43	Settlement Agreement executed as of June 26, 2006, by and between Novogen Research Pty. Ltd. and NAI	Exhibit 10.36 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.44	Consulting Agreement effective as of July 1, 2007, by and between Dr. John A. Wise and NAI	Exhibit 10.44 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the commission on October 15, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2007

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ John R. Reaves
John R. Reaves, Chief Financial Officer

Mr. Reaves is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.