Form 10-Q
period 2007-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2008-02-08
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

☐  Yes    ☒   No

As of February 7, 2008, 6,991,149 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income, net income per share, profit margins, expenditures, liquidity and other financial items;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	development of new products, brands and marketing strategies;

•	the effect of the discontinuance of Dr. Cherry’s television program and our ability to develop a new marketing plan for, and to sustain, our Pathway to Healing® product line;

•	distribution channels, product sales and performance, and timing of product shipments;

•	our ability to expand the customer base of the As We Change® catalog and achieve higher sales, profitability and cash flows as a result;

•	inventories and the adequacy and intended use of our facilities;

•	current or future customer orders;

•	the impact on our business and results of operations and variations in quarterly net sales from seasonal and other factors;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification and acquisition strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	the outcome of regulatory, tax and litigation matters;

•	sources and availability of raw materials;

•	operations outside the United States;

•	the adequacy of reserves and allowances;

•	overall industry and market performance;

•	competition;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2007	June 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,000	$4,876
Accounts receivable - less allowance for doubtful accounts of $21 at December 31, 2007 and $20 at June 30, 2007	5,839	5,264
Inventories, net	12,890	14,099
Deferred income taxes	1,441	1,441
Other current assets	1,949	2,204

Total current assets	27,119	27,884

Property and equipment, net	14,084	15,059
Goodwill and purchased intangibles, net	4,141	4,268
Other noncurrent assets, net	169	169

Total assets	$45,513	$47,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,413	$6,330
Accrued liabilities	1,739	1,840
Accrued compensation and employee benefits	1,492	1,403
Line of credit	—	—
Income taxes payable	—	270
Current portion of long-term debt	1,639	1,825

Total current liabilities	10,283	11,668

Long-term debt, less current portion	2,050	2,756
Deferred income taxes	1,620	1,620
Deferred rent	1,205	1,238
Long-term pension liability	101	76

Total liabilities	15,259	17,358

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 20,000,000 shares authorized; issued and outstanding 7,172,090 at December 31, 2007 and 7,001,230 at June 30, 2007	71	69
Additional paid-in capital	18,024	17,335
Accumulated other comprehensive loss	(162)	(184)
Retained earnings	13,420	13,177
Treasury stock, at cost, 180,941 shares at December 31, 2007 and 70,000 at June 30, 2007	(1,099)	(375)

Total stockholders’ equity	30,254	30,022

Total liabilities and stockholders’ equity	$45,513	$47,380

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net sales	$20,410	$24,049	$45,929	$49,210
Cost of goods sold	16,158	18,347	36,383	37,993

Gross profit	4,252	5,702	9,546	11,217
Selling, general & administrative expenses	4,524	4,737	9,149	9,420

(Loss) income from operations	(272)	965	397	1,797

Other income (expense):
Interest income	11	4	13	5
Interest expense	(80)	(167)	(213)	(397)
Foreign exchange gain	48	48	150	56
Other, net	(6)	(4)	(5)	(13)

	(27)	(119)	(55)	(349)

(Loss) income before income taxes	(299)	846	342	1,448
(Benefit) provision for income taxes	(119)	292	99	507

Net (loss) income	$(180)	$554	$243	$941

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	14	21	22	14

Comprehensive (loss) income	$(166)	$575	$265	$955

Net (loss) income per common share:
Basic	$(0.03)	$0.08	$0.03	$0.14

Diluted	$(0.03)	$0.08	$0.03	$0.13

Weighted average common shares outstanding:
Basic	6,980,195	6,840,314	6,947,155	6,780,240
Diluted	6,980,195	7,184,910	7,044,402	7,189,213

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities
Net income	$243	$941
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for uncollectible accounts receivable	1	(60)
Depreciation and amortization	1,628	1,687
Amortization of purchased intangibles	127	126
Non-cash equipment impairment charge	69	—
Non-cash compensation	195	96
Tax benefit from exercise of stock options	(64)	(442)
Pension expense, net of contributions	24	29
Loss on disposal of assets	—	11
Changes in operating assets and liabilities:
Accounts receivable	(576)	8,210
Inventories, net	1,209	(467)
Other assets	11	118
Accounts payable and accrued liabilities	(1,050)	13
Accrued compensation and employee benefits	89	(625)
Income taxes payable	62	—

Net cash provided by operating activities	1,968	9,637

Cash flows from investing activities
Capital expenditures	(723)	(1,412)
Proceeds from sale of equipment	—	30

Net cash used in investing activities	(723)	(1,382)

Cash flows from financing activities
Payments on long-term debt	(893)	(824)
Net payments on line of credit	—	(7,574)
Tax benefit from exercise of stock options	64	442
Repurchase of common stock	(724)	(82)
Proceeds from issuance of common stock	432	838

Net cash used in financing activities	(1,121)	(7,200)

Net increase in cash and cash equivalents	124	1,055
Cash and cash equivalents at beginning of period	4,876	2,157

Cash and cash equivalents at end of period	$5,000	$3,212

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$211	$375

Taxes	$419	$671

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Net (Loss) Income per Common Share

We compute net (loss) income per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” This statement requires the presentation of basic (loss) income per common share, using the weighted average number of common shares outstanding during the period, and diluted net (loss) income per common share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net (loss) income per common share computation. We calculated basic and diluted net income per common share as follows (amounts in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Numerator
Net (loss) income	$(180)	$554	$243	$941
Denominator
Basic weighted average common shares outstanding	6,980	6,840	6,947	6,780
Dilutive effect of stock options	—	345	97	409

Diluted weighted average common shares outstanding	6,980	7,185	7,044	7,189

Basic net (loss) income per common share	$(0.03)	$0.08	$0.03	$0.14

Diluted net (loss) income per common share	$(0.03)	$0.08	$0.03	$0.13

Shares related to stock options of 1,114,900 for the three months ended December 31, 2007, and 552,000 for the six months ended December 31, 2007, were excluded from the calculation of diluted net (loss) income per common share, as the effect of their inclusion would have been anti-dilutive.

Shares related to stock options of 219,000 for the three months ended December 31, 2006, and 122,000 for the six months ended December 31, 2006, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Stock-Based Compensation

We have an equity incentive plan under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also have an employee stock purchase plan. These plans are accounted for under the provisions of SFAS No. 123R, “Share Based Payment” (SFAS 123R).

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

Our net loss for the three months ended December 31, 2007 includes stock based compensation expense of approximately $100,000. Our net income for the three months ended December 31, 2006 has been reduced by stock based compensation expense of approximately $58,000. Our net income has been reduced by stock-based compensation expense of approximately $195,000 for the six months ended December 31, 2007 and $96,000 for the six months ended December 31, 2006.

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

As of June 30, 2007 and December 31, 2007, we had unrecognized tax liabilities of $47,000. The total amount of unrecognized tax liabilities, if recognized, would not materially affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on July 1, 2007, we did not record any interest or penalties.

We are subject to taxation in the United States and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2006 and forward are subject to examination by the United States and state tax authorities.

B. Goodwill and Purchased Intangibles

Goodwill and other acquisition-related intangibles as of December 31, 2007 were as follows (dollars in thousands):

	Amortization Life in Years	Gross Amount	Accumulated Amortization	Net Amount
Goodwill (1)	N/A	$458	$—	$458
Distributor relationships	13	500	(80)	420
Direct consumer relationships	9	400	(92)	308
Tradenames	20	3,300	(346)	2,954
Non-compete agreements	2	10	(9)	1

		$4,668	$(527)	$4,141

1	On June 30, 2007, as a result of our annual goodwill impairment testing in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded a non-cash goodwill impairment charge of $7.0 million.

The estimated future amortization expense of purchased intangible assets as of December 31, 2007 was as follows (dollars in thousands):

Six months ending June 30, 2008	$121
Fiscal year 2009	247
Fiscal year 2010	247
Fiscal year 2011	247
Fiscal year 2012	247
Thereafter	2,574

$3,683

C. Inventories

Inventories, net consisted of the following (dollars in thousands):

	December 31, 2007	June 30, 2007
Raw materials	$8,247	$6,997
Work in progress	2,455	3,410
Finished goods	2,188	3,692

	$12,890	$14,099

D. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	December 31, 2007	June 30, 2007
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,732	2,726
Machinery and equipment	3 – 12	19,976	19,514
Office equipment and furniture	3 – 5	4,592	4,470
Vehicles	3	204	204
Leasehold improvements	1 – 15	10,388	10,325

Total property and equipment		38,285	37,632
Less: accumulated depreciation and amortization		(24,201)	(22,573)

Property and equipment, net		$14,084	$15,059

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

On December 18, 2007, we again amended our credit facility to (i) extend the maturity date for the working capital line of credit from November 1, 2008 to November 1, 2009; (ii) reduce the maximum principal amount available under the working capital line of credit from $12.0 million to $7.5 million; (iii) reduce the maximum borrowings against inventory from $6.0 million to $3.75 million, provided any such borrowings do not at any time exceed eligible accounts receivable; and (iv) extend the availability of the Foreign Exchange Facility from November 1, 2007 to November 1, 2008 and the allowable contract term thereunder from November 1, 2008 to November 1, 2009.

As a result of the most recent amendments, our bank credit facility decreased to a total of $16.4 million, comprised of a $7.5 million working capital line of credit and $8.9 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $1.1 million, fifteen year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $700,000, ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million, four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million, five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $3.8 million, four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. As of December 31, 2007, there was no amount outstanding on the working capital line of credit and the amount outstanding on the term loans was $3.7 million. Monthly payments on the term loans are approximately $143,000 plus interest. As of December 31, 2007, we had $7.5 million available under the line of credit.

As of December 31, 2007, we were not in compliance with our quarterly net after-tax income covenant under our credit facility, which requires us to have at least $1.00 of after-tax net income for each quarter. Our lender agreed to waive its default rights as a result of this covenant violation as of December 31, 2007.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.2 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $142,000, as of December 31, 2007 and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $444,000. As of December 31, 2007, there was no outstanding balance under the credit facility.

The composite interest rate on all of our outstanding debt was 8.23% at December 31, 2007, and 7.84% at December 31, 2006.

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

The components included in the net periodic benefit for the periods ended December 31 were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Interest cost	$21	$21	$42	$42
Expected return on plan assets	(9)	(27)	(17)	(54)

Net periodic expense (benefit)	$12	$(6)	$25	$(12)

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2007		2006		2007		2006
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$10,730	53%	$10,095	42%	$19,462	42%	$20,051	41%
Customer 2	4,640	23	7,341	31	13,814	30	14,870	30

	$15,370	76%	$17,436	73%	$33,276	72%	$34,921	71%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,						Six Months Ended December 31,
	2007				2006		2007			2006
	Raw Material Purchases by Supplier			% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$		(a)	(a)	$1,112	11%	$3,730		20%	$2,993	14%
Supplier 2		$586		11%	1,630	16	2,708		15	2,388	11
Supplier 3			(a)	(a)	1,276	12		(a)	(a)	2,341	11

		$586		11%	$4,018	39%	$6,438		35%	$7,722	36%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

Our operating results by business segment were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net Sales
Private label contract manufacturing	$17,387	$20,147	$39,205	$41,117
Branded products	3,023	3,902	6,724	8,093

	$20,410	$24,049	$45,929	$49,210

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
(Loss) income from Operations
Private label contract manufacturing	$1,944	$3,004	$4,663	$5,722
Branded products	(243)	10	(476)	218

Income from operations of reportable segments	1,701	3,014	4,187	5,940

Corporate expenses not allocated to segments	(1,973)	(2,049)	(3,790)	(4,143)

	$(272)	$965	$397	$1,797

	December 31, 2007	June 30, 2007
Total Assets
Private label contract manufacturing	$38,414	$39,583
Branded products	7,099	7,797

	$45,513	$47,380

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe. Our branded products are sold only in the United States.

Net sales by geographic region, based on the customers’ location, were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
United States	$15,302	$18,564	$34,541	$39,006
Markets outside the United States	5,108	5,485	11,388	10,204

Total net sales	$20,410	$24,049	$45,929	$49,210

Products manufactured by NAIE accounted for approximately 62% of net sales in markets outside the United States for the three months ended December 31, 2007, and 40% for the three months ended December 31, 2006. NAIE accounted for 49% of net sales in markets outside the United States for the six months ended December 31, 2007, and 45% for the six months ended December 31, 2006. No products manufactured by NAIE were sold in the United States during the six months ended December 31, 2007 and 2006.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (dollars in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Six Months Ended
	December 31, 2007	June 30, 2007	December 31, 2007	June 30, 2007	December 31, 2007	December 31, 2006
United States	$16,320	$17,362	$38,783	$41,493	$613	$707
Europe	1,906	1,965	6,730	5,887	110	705

	$18,226	$19,327	$45,513	$47,380	$723	$1,412

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

As of February 7, 2008, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2007. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2007 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

A cornerstone of our business strategy is to achieve long-term growth and diversify our sales. We have sought and expect to continue to seek to diversify our sales both by developing relationships with additional, quality-oriented, private label contract manufacturing customers, and developing and growing our own line of branded products through RHL, an integrated direct marketer of branded nutritional supplements and other lifestyle products that we acquired in fiscal 2006.

During the six months ended December 31, 2007, our net sales were 6.7% lower than in the comparable quarter last year. Private label contract manufacturing sales contributed five percent of the overall decrease primarily due to lower volumes of existing products in existing markets sold to one of our largest customers. We also experienced a decrease in branded products sales. The decrease in branded products sales was primarily attributed to the continued softening of our Dr. Cherry Pathway to Healing® product line.

In April 2007, Dr. Cherry ceased airing his weekly television program, which had served as the primary customer acquisition vehicle in marketing the Pathway to Healing® product line. While sales of the product line have been primarily generated by continuity orders from long-standing repeat customers, the loss of the television program has had a negative impact on our ability to acquire new customers. We have continued to work with Dr. Cherry to evaluate alternative marketing programs and revise marketing plans to support the product line.

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

As we previously anticipated, our second quarter sales and profits were significantly impacted by the reduction in volume from one of our largest private label customers. Looking forward, during the second half of fiscal 2008 we anticipate sales to this customer will trend towards sales levels experienced during the comparable period of fiscal 2007. Additionally, we have established relationships with two new customers and anticipate initial shipments of these products during late third or early fourth quarter of this year. We also expect our branded product sales to improve over our second quarter results as we enter our stronger catalog season during the third and fourth quarters.

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

Our critical accounting policies are discussed under Item 7 of our 2007 Annual Report. There have been no significant changes to these policies during the six months ended December 31, 2007.

Results of Operations

The results of our operations for the periods ended December 31 were as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	% Change	2007	2006	% Change
Private label contract manufacturing	$17,387	$20,147	(14)	$39,205	$41,117	(5)
Branded products	3,023	3,902	(23)	6,724	8,093	(17)

Total net sales	20,410	24,049	(15)	45,929	49,210	(7)
Cost of goods sold	16,158	18,347	(12)	36,383	37,993	(4)

Gross profit	4,252	5,702	(25)	9,546	11,217	(15)
Gross profit %	20.8%	23.7%		20.8%	22.8%
Selling, general & administrative expenses	4,524	4,737	(4)	9,149	9,420	(3)

% of net sales	22.2%	19.7%		19.9%	19.1%
(Loss) income from operations	(272)	965	(128)	397	1,797	(78)
% of net sales	(1.3%)	4.0%		0.9%	3.7%
Other expense, net	27	119	(77)	55	349	(84)

(Loss) income before taxes	(299)	846	(135)	342	1,448	(76)
% of net sales	(1.5%)	3.5%		0.7%	2.9%
Net (loss) income	$(180)	$554	(132)	$243	$941	(74)

% of net sales	(0.9%)	2.3%		0.5%	1.9%
Diluted net (loss) income per common share	$(0.03)	$0.08	(138)	$0.03	$0.13	(77)

The percentage decrease in contract manufacturing net sales was primarily attributed to the following for the periods ended December 31:

	Three Months Ended	Six Months Ended
Mannatech, Incorporated (1)	(13)	(3)
NSA International, Inc. (2)	3	(1)
Other customers (3)	(4)	(1)

Total	(14)%	(5)%

1	A decrease in net sales to Mannatech, Incorporated resulted primarily from the sale of lower volumes of established products in existing markets.

2	An increase in net sales to NSA International, Inc. in the three months ended December 31, 2007 resulted primarily from the sale of higher volumes of established products in existing markets. A decrease in net sales to NSA International, Inc. in the six months ended December 31, 2007 resulted primarily from the sale of lower volumes of established products in existing markets.

3	A decrease in net sales to other customers was primarily due to the discontinuation of customer relationships.

The percentage change in net sales of our branded products was primarily attributed to the following distribution channels:

	Three Months Ended	Six Months Ended
As We Change® catalog	(2)%	1%
FDM retail channel	(4)	(3)
Direct-to-consumer marketing programs (1)	(17)	(15)

Total	(23)%	(17)%

1	Net sales from our direct-to-consumer marketing programs decreased primarily from lower sales of the Dr. Cherry Pathway to Healing® product line.

Gross profit margin decreased 2.9 percentage points from the comparable quarter and 2.0 percentage points from the comparable six month period last year. The change in gross profit margin was primarily due to the following for the periods ended December 31:

	Three Months Ended	Six Months Ended
Branded products operations	(1.1)%	(2.3)%
Contract manufacturing:
Shift in sales and material mix	5.4	2.8
Incremental overhead expenses	(1.3)	(0.7)
Incremental direct and indirect labor	(6.6)	(3.3)
Other	0.7	1.5

Total	(2.9)%	(2.0)%

Selling, general and administrative expenses decreased $213,000, or 4%, from the comparable quarter last year and $271,000, or 3%, from the comparable year to date period last year. The decrease was primarily attributed to savings in selling, general and administrative expenses for our branded products.

Other expense, net decreased $92,000 from the comparable quarter, and $294,000 from the comparable six month period, last year primarily due to a decrease in interest expense of $86,000 and $197,000, respectively, resulting from lower utilization of our line of credit. Additionally, foreign exchange gains increased $94,000 during the six month period due to the strengthening of the Euro and the related impact on the translation of Euro denominated cash and receivables.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $2.0 million for the six months ended December 31, 2007 compared to $9.6 million in the comparable period in the prior year.

At December 31, 2007, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, used $576,000 in cash during the six months ended December 31, 2007 compared to providing $8.2 million in the comparable period in the prior year. Cash used by accounts receivable in the six months ended December 31, 2007 was due to an increase in customer sales at the end of the period. Days sales outstanding was 22 days as of December 31, 2007 compared to 33 days as of December 31, 2006.

Approximately $1.3 million of our operating cash flow was generated by NAIE in the six months ended December 31, 2007. As of December 31, 2007, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $723,000 during the six months ended December 31, 2007 compared to $1.4 million in the comparable period in the prior year. Capital expenditures during the six months ended December 31, 2007 and December 31, 2006 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities and computer software and hardware expenditures for our RHL facility.

Cash used in financing activities for the six months ended December 31, 2007 included $724,000 of cash used to repurchase our common stock. On June 29, 2007, the independent members of the Board of Directors approved the repurchase of 100,000 shares of our common stock from Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, his wife, their family limited partnership and related children’s trust, conditioned on a purchase price equal to a 10% discount from the closing price on such date. The repurchase was completed on July 6, 2007.

Our consolidated debt decreased to $3.7 million at December 31, 2007 from $4.6 million at June 30, 2007 primarily due to payments on our term loans.

As of December 31, 2007 we have a bank credit facility of $16.4 million, comprised of a $7.5 million working capital line of credit and $8.9 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $1.1 million, fifteen year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $700,000, ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million, four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million, five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $3.8 million, four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. As of December 31, 2007, there was no amount outstanding on the working capital line of credit and the amount outstanding on the term loans was $3.7 million. Monthly payments on the term loans are approximately $143,000 plus interest. The maturity date of the line of credit is November 1, 2009.

As of December 31, 2007, we were not in compliance with our quarterly net after-tax income covenant under our credit facility, which requires us to have at least $1.00 of after-tax net income for each quarter. Our lender agreed to waive its default rights as a result of this covenant violation as of December 31, 2007.

As of December 31, 2007, NAIE, our wholly owned subsidiary, had a credit facility to provide it with a credit line of up to CHF 1,140,000, or approximately $1.0 million, which amount will be reduced by CHF 160,000, or approximately $142,000, at the end of each calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $444,000. As of December 31, 2007, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $900), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of December 31, 2007, we had $5.0 million in cash and cash equivalents and $7.5 million available under our line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed under Item 7 of our 2007 Annual Report. As of December 31, 2007, other than the pronouncements discussed in our 2007 Annual Report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

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

Interest Rates

At December 31, 2007, we had fixed rate debt of $382,000 and variable rate debt of approximately $3.3 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of December 31, 2007, the weighted average effective interest rate on our variable rate debt was 8.0%. An immediate one hundred basis point (1.0%) increase in the interest rates on our variable rate debt, holding other variables constant, would have increased our interest expense by $15,000 for the six months ended December 31, 2007. Interest rates have been at or near historic lows in recent years but have been increasing during the past year. There can be no guarantee that interest rates will not rise further. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

From time to time, we purchase option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros The risk of loss associated with the options is limited to the purchase price paid for the option contracts. Option contracts outstanding at any time during the quarter ended December 31, 2007 were as follows:

Number of Option Contracts Purchased	Purchase Date	Expiration Dates	Notional Amount	Weighted Average Strike Price	Purchase Price
Three (3)	January 18, 2007	Monthly from August 2007 to October 2007	$1.9 million	$1.24	$12,000
Three (3)	April 3, 2007	Monthly from November 2007 to January 2008	$1.9 million	$1.29	$18,000
Three (3)	August 14, 2007	Monthly from February 2008 to April 2008	$1.9 million	$1.29	$10,000
Three (3)	September 7, 2007	Monthly from May 2008 to July 2008	$1.9 million	$1.29	$12,000

On December 31, 2007, the Swiss Franc closed at 1.13 to 1.00 United States dollar and the Euro closed at 0.68 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have decreased our net income for the six months ended December 31, 2007 by $421,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for their intended purpose described above as of December 31, 2007 because of the material weakness previously identified (as described below), for which remediation efforts are ongoing.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s evaluation of our disclosure controls and procedures as of September 30, 2007, management determined that a material weakness in internal control over financial reporting existed regarding our annual goodwill impairment analysis necessary for the preparation of our 2007 Annual Report. In particular, management determined that we did not have an appropriate process in place to develop and support the forecasts and plans necessary to complete our annual goodwill impairment analysis in a timely manner. As a result, we were unable to timely file our 2007 Annual Report.

There were no changes to our internal controls during the quarter ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls. The matter identified above and the steps necessary to remediate such weakness remain under review by management and our Board of Directors. In addition, at the end of our 2008 fiscal year, management will be required to provide an assessment of the effectiveness of our internal control over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment. We have not completed this process or our assessment. In the course of evaluation and testing, management may identify additional deficiencies that will need to be addressed and remediated. There can be no assurance that our remediation efforts will be successful or that our control procedures will be effective in accomplishing their objectives at all times.

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

As of February 7, 2008, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

Our annual meeting of stockholders was held on December 11, 2007. The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of two Class II directors to serve until the next annual meeting of stockholders held to elect Class II directors and until their respective successors are elected and qualified:
Alan G. Dunn	5,915,063	61,297	—	—	—
Lee G. Weldon	5,903,879	72,481	—	—	—
Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008	5,954,691	—	17,898	3,770	—

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

3(iii)	Amendment to the By-laws of Natural Alternatives International, Inc. effective as of June 29, 2007	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated June 29, 2007, filed with the commission on July 6, 2007

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver*	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.9	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.10	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.11	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.12	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.13	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.14	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.15	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.16	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.17	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.18	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.19	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.20	Employment Agreement effective as of December 5, 2005, by and between RHL and John F. Dullea*	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.21	Lease of RHL Facilities in San Diego, California between RHL and Lessor dated February 5, 2003	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.22	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.23	Patent License Agreement by and between Unither Pharma, Inc. and RHL dated May 1, 2002	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.24	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.25	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.26	Letter amendment to Lease of RHL Facilities in San Diego, California between RHL and Lessor dated January 10, 2006	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.27	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.28	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.29	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.30	Standard Sublease Multi-Tenant by and between J. Gelt Corporation dba Casa Pacifica and RHL (lease reference date March 6, 2006)	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.31	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.32	Employment Agreement effective as of November 20, 2006, by and between NAI and Alvin McCurdy*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated November 20, 2006, filed with the commission on November 21, 2006

10.33	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.34	Sublease Contract for facilities in Manno, Switzerland, between NAIE and Vertime SA effective as of April 1, 2007 (portions of the Sublease Contract have been omitted pursuant to a request for confidential treatment) (English translation)	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 14, 2007

10.35	Second Amendment to License Agreement Amending The First Amendment Dated March 17, 2001 to License Agreement Dated April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI dated as of March 26, 2007	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.36	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.37	Settlement Agreement and Release of Claims and Rights between NAI and DHL Express, Inc. dated April 16, 2007	Exhibit 10.42 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.38	Settlement Agreement executed as of June 26, 2006, by and between Novogen Research Pty. Ltd. and NAI	Exhibit 10.36 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.39	Consulting Agreement effective as of July 1, 2007, by and between Dr. John A. Wise and NAI	Exhibit 10.44 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the commission on October 15, 2007

10.40	Fifth Amendment to Credit Agreement dated as of November 1, 2007, and entered into on December 18, 2007, by and between NAI and Wells Fargo Bank, National Association	Filed herewith

10.41	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $7,500,000	Filed herewith

10.42	Separation Agreement and General Release of Claims effective as of November 27, 2007, by and between NAI and John Reaves	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2008

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Randell Weaver
Randell Weaver, Chief Financial Officer

Mr. Weaver is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.