Form 10-Q
period 2008-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2008-05-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

000-15701

(Commission file number)

NATURAL ALTERNATIVES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State of incorporation)	(IRS Employer Identification No.)

1185 Linda Vista Drive San Marcos, California 92078	(760) 744-7340
(Address of principal executive offices)	(Registrant’s telephone number)

Indicate by check mark whether Natural Alternatives International, Inc. (NAI) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that NAI was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether NAI is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 13, 2008, 7,023,435 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2008	June 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,804	$4,876
Accounts receivable - less allowance for doubtful accounts of $20 at March 31, 2008 and June 30, 2007	4,773	5,264
Inventories, net	17,792	14,099
Deferred income taxes	1,441	1,441
Other current assets	3,103	2,204

Total current assets	30,913	27,884

Property and equipment, net	13,872	15,059
Goodwill and purchased intangibles, net	4,078	4,268
Other noncurrent assets, net	169	169

Total assets	$49,032	$47,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,104	$6,330
Accrued liabilities	2,391	1,840
Accrued compensation and employee benefits	1,289	1,403
Line of credit	—	—
Income taxes payable	—	270
Current portion of long-term debt	1,541	1,825

Total current liabilities	14,325	11,668

Long-term debt, less current portion	1,656	2,756
Deferred income taxes	1,620	1,620
Deferred rent	1,190	1,238
Long-term pension liability	113	76

Total liabilities	18,904	17,358

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 20,000,000 shares authorized; issued and outstanding 7,204,376 at March 31, 2008 and 7,001,230 at June 30, 2007	71	69
Additional paid-in capital	18,335	17,335
Accumulated other comprehensive loss	(153)	(184)
Retained earnings	12,974	13,177
Treasury stock, at cost, 180,941 shares at March 31, 2008 and 70,000 at June 30, 2007	(1,099)	(375)

Total stockholders’ equity	30,128	30,022

Total liabilities and stockholders’ equity	$49,032	$47,380

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net sales	$21,929	$23,791	$67,858	$73,001
Cost of goods sold	17,856	18,394	54,239	56,387

Gross profit	4,073	5,397	13,619	16,614
Selling, general & administrative expenses	5,019	4,801	14,168	14,221

(Loss) income from operations	(946)	596	(549)	2,393

Other income (expense):
Interest income	5	3	18	8
Interest expense	(68)	(137)	(281)	(534)
Foreign exchange gain	155	7	305	63
Other, net	61	10	56	(3)

	153	(117)	98	(466)

(Loss) income before income taxes	(793)	479	(451)	1,927
(Benefit) provision for income taxes	(347)	110	(248)	617

Net (loss) income	$(446)	$369	$(203)	$1,310

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	9	34	31	48

Comprehensive (loss) income	$(437)	$403	$(172)	$1,358

Net (loss) income per common share:
Basic	$(0.06)	$0.05	$(0.03)	$0.19

Diluted	$(0.06)	$0.05	$(0.03)	$0.18

Weighted average common shares outstanding:
Basic	7,013,664	6,885,489	6,969,324	6,815,323
Diluted	7,013,664	7,202,454	6,969,324	7,193,626

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(203)	$1,310
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in allowance for uncollectible accounts receivable	—	(124)
Depreciation and amortization	2,437	2,517
Amortization of purchased intangibles	190	189
Non-cash equipment impairment charge	69	—
Non-cash compensation	319	171
Tax benefit from exercise of stock options	(194)	(442)
Pension expense, net of contributions	37	44
Loss on disposal of assets	—	5
Changes in operating assets and liabilities:
Accounts receivable	490	8,983
Inventories, net	(3,692)	(451)
Other assets	(43)	(237)
Accounts payable and accrued liabilities	3,275	2,148
Accrued compensation and employee benefits	(114)	(716)
Income taxes payable	(901)	—

Net cash provided by operating activities	1,670	13,397

Cash flows from investing activities
Capital expenditures	(1,316)	(2,220)
Proceeds from sale of equipment	—	70

Net cash used in investing activities	(1,316)	(2,150)

Cash flows from financing activities
Payments on long-term debt	(1,385)	(1,282)
Net payments on line of credit	—	(9,574)
Tax benefit from exercise of stock options	194	442
Repurchase of common stock	(724)	(82)
Proceeds from issuance of common stock	489	880

Net cash used in financing activities	(1,426)	(9,616)

Net (decrease) increase in cash and cash equivalents	(1,072)	1,631
Cash and cash equivalents at beginning of period	4,876	2,157

Cash and cash equivalents at end of period	$3,804	$3,788

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$281	$516

Taxes	$419	$671

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Net (Loss) Income per Common Share

We compute net (loss) income per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” This statement requires the presentation of basic net (loss) income per common share, using the weighted average number of common shares outstanding during the period, and diluted net (loss) income per common share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net (loss) income per common share computation. We calculated basic and diluted net (loss) income per common share as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Numerator
Net (loss) income	$(446)	$369	$(203)	$1,310
Denominator
Basic weighted average common shares outstanding	7,014	6,885	6,969	6,815
Dilutive effect of stock options	—	317	—	379

Diluted weighted average common shares outstanding	7,014	7,202	6,969	7,194

Basic net (loss) income per common share	$(0.06)	$0.05	$(0.03)	$0.19

Diluted net (loss) income per common share	$(0.06)	$0.05	$(0.03)	$0.18

Shares related to stock options of 1,131,800 for the three months ended March 31, 2008, and 924,567 for the nine months ended March 31, 2008, were excluded from the calculation of diluted net (loss) income per common share, as the effect of their inclusion would have been anti-dilutive.

Shares related to stock options of 219,000 for the three months ended March 31, 2007, and 155,000 for the nine months ended March 31, 2007, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Stock-Based Compensation

We have an equity incentive plan under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also have an employee stock purchase plan. These plans are accounted for under the provisions of SFAS No. 123R, “Share Based Payment.”

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

Our net loss included stock based compensation expense of approximately $124,000 for the three months ended March 31, 2008, and $319,000 for the nine months ended March 31, 2008. Our net income was reduced by stock based compensation expense of approximately $75,000 for the three months ended March 31, 2007, and $171,000 for the nine months ended March 31, 2007.

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

As of June 30, 2007 and March 31, 2008, we had unrecognized tax liabilities of $47,000. The total amount of such unrecognized tax liabilities, if recognized, would not materially affect our effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on July 1, 2007, we did not record any interest or penalties.

We are subject to taxation in the United States, Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2006 and forward are subject to examination by the United States and state tax authorities and our tax years for the fiscal year ended June 30, 2007 and forward are subject to examination by the Switzerland tax authorities.

B. Goodwill and Purchased Intangibles

Goodwill and other acquisition-related intangibles as of March 31, 2008 were as follows (dollars in thousands):

	Amortization Life in Years	Gross Amount	Accumulated Amortization	Net Amount
Goodwill (1)	N/A	$458	$—	$458
Distributor relationships	13	500	(90)	410
Direct consumer relationships	9	400	(103)	297
Tradenames	20	3,300	(387)	2,913
Non-compete agreements	2	10	(10)	—

		$4,668	$(590)	$4,078

1	On June 30, 2007, as a result of our annual goodwill impairment testing in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded a non-cash goodwill impairment charge of $7.0 million.

The estimated future amortization expense of purchased intangible assets as of March 31, 2008 was as follows (dollars in thousands):

Three months ending June 30, 2008	$58
Fiscal year 2009	247
Fiscal year 2010	247
Fiscal year 2011	247
Fiscal year 2012	247
Thereafter	2,574

$3,620

C. Inventories

Inventories, net consisted of the following (dollars in thousands):

	March 31, 2008	June 30, 2007
Raw materials	$11,274	$6,997
Work in progress	4,024	3,410
Finished goods	2,494	3,692

	$17,792	$14,099

D. Property and Equipment

Property and equipment, net consisted of the following (dollars in thousands):

	Depreciable Life In Years	March 31, 2008	June 30, 2007
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,732	2,726
Machinery and equipment	3 – 12	20,495	19,514
Office equipment and furniture	3 – 5	4,625	4,470
Vehicles	3	204	204
Leasehold improvements	1 – 15	10,430	10,325

Total property and equipment		38,879	37,632
Less: accumulated depreciation and amortization		(25,007)	(22,573)

Property and equipment, net		$13,872	$15,059

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

As a result of the most recent amendments, our bank credit facility decreased to a total of $16.4 million, comprised of a $7.5 million working capital line of credit and $8.9 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $1.1 million, fifteen year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $700,000, ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $1.8 million, four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million, five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $3.8 million, four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. As of March 31, 2008, there was no amount outstanding on the working capital line of credit and the amount outstanding on the term loans was $3.2 million. Monthly payments on the term loans are approximately $143,000 plus interest. As of March 31, 2008, we had $7.5 million available under the line of credit.

As of March 31, 2008 and December 31, 2007, we were not in compliance with our quarterly net after-tax income covenant under our credit facility, which requires us to have at least $1.00 of after-tax net income for each quarter. Our lender agreed to waive its default rights as a result of these covenant violations as of March 31, 2008 and December 31, 2007, respectively.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $159,000, as of December 31, 2007 and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $498,000. As of March 31, 2008, there was no outstanding balance under the credit facility.

The composite interest rate on all of our outstanding debt was 8.16% at March 31, 2008, and 7.74% at March 31, 2007.

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

The components included in the net periodic benefit were as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Interest cost	$21	$21	$63	$63
Expected return on plan assets	(8)	(27)	(26)	(81)

Net periodic expense (benefit)	$13	$(6)	$37	$(18)

G. Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of either of these customers, or a significant decline in net sales or the growth rate of sales to these customers could have a material adverse impact on our net sales and operations. Net sales to any one customer representing 10% or more of the respective period’s total net sales were as follows (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008		2007		2008		2007
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$10,211	47%	$9,321	39%	$29,673	44%	$29,372	40%
Customer 2	6,338	29	7,840	33	20,152	30	22,710	31

	$16,549	76%	$17,161	72%	$49,825	74%	$52,082	71%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and operations. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,						Nine Months Ended March 31,
	2008		2007				2008			2007
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier			% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$1,189	15%	$	(a	)	(a )	$3,897		15%	$3,189	11%
Supplier 2	1,067	13		1,928		22%	4,802		18	4,921	17
Supplier 3	973	12		1,474		17	(a	)	(a )	3,815	13

	$3,229	40%		$3,402		39%	$8,699		33%	$11,925	41%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

Our operating results by business segment were as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net Sales
Private label contract manufacturing	$17,960	$19,480	$57,165	$60,597
Branded products	3,969	4,311	10,693	12,404

	$21,929	$23,791	$67,858	$73,001

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
(Loss) Income from Operations
Private label contract manufacturing	$1,388	$2,467	$6,051	$8,189
Branded products	(495)	188	(971)	406

Income from operations of reportable segments	893	2,655	5,080	8,595

Corporate expenses not allocated to segments	(1,839)	(2,059)	(5,629)	(6,202)

	$(946)	$596	$(549)	$2,393

	March 31, 2008	June 30, 2007
Total Assets
Private label contract manufacturing	$41,843	$39,583
Branded products	7,189	7,797

	$49,032	$47,380

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe. Our branded products are sold only in the United States.

Net sales by geographic region, based on the customers’ locations, were as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
United States	$15,655	$18,480	$50,194	$57,486
Markets outside the United States	6,274	5,311	17,664	15,515

Total net sales	$21,929	$23,791	$67,858	$73,001

Products manufactured by NAIE accounted for approximately 51% of net sales in markets outside the United States for the three months ended March 31, 2008, and 41% for the three months ended March 31, 2007. NAIE accounted for 50% of net sales in markets outside the United States for the nine months ended March 31, 2008, and 44% for the nine months ended March 31, 2007. No products manufactured by NAIE were sold in the United States during the nine months ended March 31, 2008 and 2007.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (dollars in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Nine Months Ended
	March 31, 2008	June 30, 2007	March 31, 2008	June 30, 2007	March 31, 2008	March 31, 2007
United States	$16,115	$17,362	$41,749	$41,493	$1,202	$1,227
Europe	1,835	1,965	7,283	5,887	114	993

	$17,950	$19,327	$49,032	$47,380	$1,316	$2,220

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

As of May 13, 2008, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2008. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2007 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

A cornerstone of our business strategy is to achieve long-term growth and diversify our sales. We have sought and expect to continue to seek to diversify our sales both by developing relationships with additional, quality-oriented, private label contract manufacturing customers, and developing our own line of branded products.

During the nine months ended March 31, 2008, our net sales were 7.0% lower than in the comparable period last year. Private label contract manufacturing sales declined 6.0% due to lower volumes of existing products in existing markets sold to one of our largest customers. We also experienced a 14.0% decrease in branded products sales. The decrease in branded products sales was primarily attributed to the continued softening of our Dr. Cherry Pathway to Healing® product line.

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

•	Implementing focused initiatives to improve the operations of our branded product business and to sustain our Pathway to Healing® product line; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

Our third quarter sales and profits were significantly impacted by the reduction in volume from one of our largest private label customers. Looking forward, during the remainder of fiscal 2008 we anticipate sales to this customer will trend towards sales levels experienced during the comparable period of fiscal 2007. Additionally, we anticipate initial shipments during the fourth quarter of this year to one of our new customers and have made limited shipments to another of our new customers with whom we expect to continue to work to establish an ongoing customer relationship. We also expect our fourth quarter branded product sales to be consistent with the same quarter in the prior year.

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

Our critical accounting policies are discussed under Item 7 of our 2007 Annual Report. There have been no significant changes to these policies during the nine months ended March 31, 2008.

Results of Operations

The results of our operations for the periods ended March 31 were as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007	% Change	2008	2007	% Change
Private label contract manufacturing	$17,960	$19,480	(8)	$57,165	$60,597	(6)
Branded products	3,969	4,311	(8)	10,693	12,404	(14)

Total net sales	21,929	23,791	(8)	67,858	73,001	(7)
Cost of goods sold	17,856	18,394	(3)	54,239	56,387	(4)

Gross profit	4,073	5,397	(25)	13,619	16,614	(18)
Gross profit %	18.6%	22.7%		20.1%	22.8%
Selling, general & administrative expenses	5,019	4,801	5	14,168	14,221	(0)

% of net sales	22.9%	20.2%		20.9%	19.5%
(Loss) income from operations	(946)	596	(259)	(549)	2,393	(123)
% of net sales	(4.3%)	2.5%		(0.8%)	3.3%
Other income (expense), net	153	(117)	(231)	98	(466)	(121)

(Loss) income before taxes	(793)	479	(266)	(451)	1,927	(123)
% of net sales	(3.6%)	2.0%		(0.7%)	2.6%
Net (loss) income	$(446)	$369	(221)	$(203)	$1,310	(115)

% of net sales	(2.0%)	1.6%		(0.3%)	1.8%
Diluted net (loss) income per common share	$(0.06)	$0.05	(220)	$(0.03)	$0.18	(117)

The percentage decrease in contract manufacturing net sales was primarily attributed to the following for the periods ended March 31:

	Three Months Ended	Nine Months Ended
Mannatech, Incorporated (1)	(8)%	(4)%
NSA International, Inc. (2)	5	—
Other customers (3)	(5)	(2)

Total	(8)%	(6)%

(1)	A decrease in net sales to Mannatech, Incorporated resulted primarily from the sale of lower volumes of established products in existing markets.
(2)	An increase in net sales to NSA International, Inc. in the three months ended March 31, 2008 resulted primarily from the sale of higher volumes of established products in existing markets.
(3)	A decrease in net sales to various customers and the discontinuation of certain other customer relationships.

The percentage change in net sales of our branded products was primarily attributed to the following distribution channels:

	Three Months Ended	Nine Months Ended
As We Change® catalog	4%	2%
FDM retail channel	(4)	(3)
Direct-to-consumer marketing programs (1)	(8)	(13)

Total	(8)%	(14)%

(1)	Net sales from our direct-to-consumer marketing programs decreased primarily from lower sales of the Dr. Cherry Pathway to Healing® product line.

Gross profit margin decreased 4.1 percentage points from the comparable quarter and 2.7 percentage points from the comparable nine month period last year. The change in gross profit margin was primarily due to the following for the periods ended March 31:

	Three Months Ended	Nine Months Ended
Branded products operations	(0.4)%	0.2%
Contract manufacturing:
Shift in sales and material mix	2.2	1.6
Incremental overhead expenses	(0.7)	(0.7)
Incremental direct and indirect labor(1)	(5.2)	(3.8)

Total	(4.1)%	(2.7)%

(1)	The increase in our direct and indirect labor costs was the result of increased product testing associated with new product offerings and system and process validation expenses related to improving our existing processes and implementing newly required good manufacturing practices (GMPs).

Selling, general and administrative expenses increased $218,000, or 5%, from the comparable quarter last year and decreased $53,000, or 0.4%, from the comparable year to date period last year. The current quarter increase was primarily associated with the costs of performing system and process documentation, evaluation and testing required for management to provide an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2008.

Other expense, net decreased $270,000 from the comparable quarter, and $564,000 from the comparable nine month period, last year primarily due to a decrease in interest expense of $69,000 and $253,000, respectively, resulting from lower utilization of our line of credit. Additionally, foreign exchange gains increased $242,000 during the nine month period due to the strengthening of the Euro and the related impact on the translation of Euro denominated cash and receivables.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $1.7 million for the nine months ended March 31, 2008 compared to $13.4 million in the comparable period in the prior year.

At March 31, 2008, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $490,000 in cash during the nine months ended March 31, 2008 compared to providing $9.0 million in the comparable period in the prior year. The difference in cash provided by accounts receivable in the nine months ended March 31, 2008 was due to the timing of collections of receivables as compared to the comparable period in the prior year. Days sales outstanding was 20 days as of March 31, 2008 compared to 32 days as of March 31, 2007.

Approximately $1.4 million of our operating cash flow was generated by NAIE in the nine months ended March 31, 2008. As of March 31, 2008, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $1.3 million during the nine months ended March 31, 2008 compared to $2.2 million in the comparable period in the prior year. Capital expenditures during the nine months ended March 31, 2008 and March 31, 2007 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities and computer software and hardware expenditures for our RHL facility.

Cash used in financing activities for the nine months ended March 31, 2008 included $724,000 of cash used to repurchase our common stock. Included in this amount was the repurchase of 100,000 shares of our common stock, at a total cost of $650,000, from Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, his wife, their family limited partnership and related children’s trust. This transaction was approved on June 29, 2007 by the independent members of the Board of Directors conditioned on a purchase price equal to a 10% discount from the closing price on such date and was completed on July 6, 2007.

Our consolidated debt decreased to $3.2 million at March 31, 2008 from $4.6 million at June 30, 2007 primarily due to payments on our term loans.

As of March 31, 2008, we have a bank credit facility of $16.4 million, comprised of a $7.5 million working capital line of credit and $8.9 million in term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The term loans consist of a $1.1 million, fifteen year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $700,000, ten year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of

LIBOR plus 2.25%; a $1.8 million, four year term loan, secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, at an interest rate of LIBOR plus 2.10%; a $1.5 million, five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $3.8 million, four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. As of March 31, 2008, there was no amount outstanding on the working capital line of credit and the amount outstanding on the term loans was $3.2 million. Monthly payments on the term loans are approximately $143,000 plus interest. The maturity date of the line of credit is November 1, 2009.

As of March 31, 2008 and December 31, 2007, we were not in compliance with our quarterly net after-tax income covenant under our credit facility, which requires us to have at least $1.00 of after-tax net income for each quarter. Our lender agreed to waive its default rights as a result of these covenant violations as of March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008, NAIE, our wholly owned subsidiary, had a credit facility to provide it with a credit line of up to CHF 1,140,000, or approximately $1.1 million, which amount will be reduced by CHF 160,000, or approximately $159,000, at the end of each calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $498,000. As of March 31, 2008, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,000), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of March 31, 2008, we had $3.8 million in cash and cash equivalents and $7.5 million available under our line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of determining the effects, if any, the adoption of SFAS 157 will have on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statements No. 115” (SFAS 159). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are in the process of determining the effects, if any, the adoption of SFAS 159 will have on our consolidated financial position or results of operations.

In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (SFAS 141), which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. We do not expect the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an Amendment to ARB No. 51” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, it requires the recognition of a noncontrolling interest as equity in the consolidated financial statements, which will be separate from the parent’s equity. SFAS 160 is effective for fiscal years and interim periods in those fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We do not expect the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

Certain additional recent accounting pronouncements are discussed under Item 7 of our 2007 Annual Report. As of March 31, 2008, other than the pronouncements described above or discussed in our 2007 Annual Report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

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

Interest Rates

At March 31, 2008, we had fixed rate debt of $357,000 and variable rate debt of approximately $3.1 million. The interest rates on our variable rate debt range from LIBOR plus 1.75% to LIBOR plus 2.25%. As of March 31, 2008, the weighted average effective interest rate on our variable rate debt was 8.0%. An immediate one hundred basis point (1.0%) increase in the interest rates on our variable rate debt, holding other variables constant, would have increased our interest expense by $33,000 for the nine months ended March 31, 2008. Interest rates have been at or near historic lows in recent years and generally have decreased during the past nine months. There can be no guarantee that interest rates will continue to decline. Any increase in interest rates may adversely affect our results of operations and financial condition.

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

From time to time, we purchase option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The risk of loss associated with the options is limited to the purchase price paid for the option contracts. Option contracts outstanding at any time during the quarter ended March 31, 2008 were as follows:

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

On March 31, 2008, the Swiss Franc closed at 1.00 to 1.00 United States dollar and the Euro closed at 0.63 to 1.00 United States dollar. A 10% adverse change to the exchange rates between the Swiss Franc and the Euro against the United States dollar, holding other variables constant, would have increased our net loss for the nine months ended March 31, 2008 by $681,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for their intended purpose described above as of March 31, 2008 because of the material weakness previously identified (as described below), for which remediation efforts are ongoing.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s evaluation of our disclosure controls and procedures as of June 30, 2007, management determined that a material weakness in internal control over financial reporting existed regarding our annual goodwill impairment analysis necessary for the preparation of our 2007 Annual Report. In particular, management determined that we did not have an appropriate process in place to develop and support the forecasts and plans necessary to complete our annual goodwill impairment analysis in a timely manner. As a result, we were unable to timely file our 2007 Annual Report.

There were no changes to our internal controls during the quarter ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal controls. The matter identified above and the steps necessary to remediate such weakness remain under review by management and our Board of Directors. In addition, at the end of our 2008 fiscal year, management will be required to provide an assessment of the effectiveness of our internal control over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment. We have not completed this process or our assessment. In the course of evaluation and testing, management may identify additional deficiencies that will need to be addressed and remediated. There can be no assurance that our remediation efforts will be successful or that our control procedures will be effective in accomplishing their objectives at all times.

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

As of May 13, 2008, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

3(iii)	Amendment to the By-laws of Natural Alternatives International, Inc. effective as of June 29, 2007	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated June 29, 2007, filed with the commission on July 6, 2007

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver*	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.9	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

Exhibit Number	Description	Incorporated By Reference To
10.10	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.11	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.12	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.13	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.14	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.15	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.16	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.17	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.18	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.19	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.20	Employment Agreement effective as of December 5, 2005, by and between RHL and John F. Dullea*	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.21	Lease of RHL Facilities in San Diego, California between RHL and Lessor dated February 5, 2003	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.22	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

Exhibit Number	Description	Incorporated By Reference To
10.23	Patent License Agreement by and between Unither Pharma, Inc. and RHL dated May 1, 2002	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.24	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.25	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.26	Letter amendment to Lease of RHL Facilities in San Diego, California between RHL and Lessor dated January 10, 2006	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.27	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.28	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.29	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.30	Standard Sublease Multi-Tenant by and between J. Gelt Corporation dba Casa Pacifica and RHL (lease reference date March 6, 2006)	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.31	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.32	Employment Agreement effective as of November 20, 2006, by and between NAI and Alvin McCurdy*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated November 20, 2006, filed with the commission on November 21, 2006

10.33	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.34	Sublease Contract for facilities in Manno, Switzerland, between NAIE and Vertime SA effective as of April 1, 2007 (portions of the Sublease Contract have been omitted pursuant to a request for confidential treatment) (English translation)	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 14, 2007

Exhibit Number	Description	Incorporated By Reference To
10.35	Second Amendment to License Agreement Amending The First Amendment Dated March 17, 2001 to License Agreement Dated April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI dated as of March 26, 2007	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.36	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.37	Settlement Agreement and Release of Claims and Rights between NAI and DHL Express, Inc. dated April 16, 2007	Exhibit 10.42 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.38	Settlement Agreement executed as of June 26, 2006, by and between Novogen Research Pty. Ltd. and NAI	Exhibit 10.36 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.39	Consulting Agreement effective as of July 1, 2007, by and between Dr. John A. Wise and NAI	Exhibit 10.44 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the commission on October 15, 2007

10.40	Fifth Amendment to Credit Agreement dated as of November 1, 2007, and entered into on December 18, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.41	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $7,500,000	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.42	Separation Agreement and General Release of Claims effective as of November 27, 2007, by and between NAI and John Reaves	Exhibit 10.42 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.43	Employment Agreement effective as of February 11, 2008, by and between NAI and Kenneth Wolf*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 11, 2008, filed with the commission on February 14, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2008

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.