Form 10-K
period 2008-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2008-09-22
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

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

None

Indicate by check mark if Natural Alternatives International, Inc. (NAI) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    ☐  Yes    ☒   No

Indicate by check mark if NAI is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    ☐  Yes    ☒  No

Indicate by check mark whether NAI (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that NAI was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of NAI’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether NAI is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2007) was approximately $46,207,307 (based on the closing sale price of $8.63 reported by Nasdaq on December 31, 2007). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of September 17, 2008, 7,037,063 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 05, 2008, to be filed on or before October 28, 2008.

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

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	development of new products, brands and marketing strategies;

•	the effect of the discontinuance of Dr. Cherry’s television program and our ability to develop a new marketing plan for, and to sustain, our Pathway to Healing® product line;

•	distribution channels, product sales and performance, and timing of product shipments;

•	inventories and the adequacy and intended use of our facilities;

•	current or future customer orders;

•	the impact on our business and results of operations and variations in quarterly net sales from seasonal and other factors;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification, acquisition, divestment and consolidation strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	the outcome of regulatory, tax and litigation matters;

•	sources and availability of raw materials;

•	operations outside the United States;

•	the adequacy of reserves and allowances;

•	overall industry and market performance;

•	competition;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

General

Our vision is to enrich the world through the best of nutrition.

We are a leading formulator, manufacturer and marketer of nutritional supplements and provide strategic partnering services to our customers. Our comprehensive partnership approach offers a wide range of innovative nutritional products and services to our clients including: scientific research, clinical studies, proprietary ingredients, customer-specific nutritional product formulation, product testing and evaluation, marketing management and support, packaging and delivery system design, regulatory review and international product registration assistance.

As our primary business activity, we provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Additionally, we develop, manufacture and market our own branded products under the Pathway to Healing® product line, which is aimed at restoring, maintaining and improving health.

History

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

On December 5, 2005, we acquired Real Health Laboratories, Inc. (RHL), which primarily markets branded nutritional supplements. RHL’s operations include in-house creative, supply chain management and call center and fulfillment activities.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, NAIE, RHL and our other wholly owned subsidiaries.

Overview

Our U.S.-based operations are located in San Marcos, Vista and San Diego, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory and other research and development services. Our manufacturing facilities were recertified on October 31, 2007 by the Therapeutic Goods Administration (TGA) of Australia after its audit of our Good Manufacturing Practices (GMP). TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. The TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen months. We expect our existing TGA certification will be reviewed beginning late September 2008.

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

NAIE also operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license to process pharmaceuticals for packaging, importation, export and sale within Switzerland and other countries from the Swissmedic Authority of Bern, Switzerland. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying NAIE’s expanded facilities conform to GMP. We believe these licenses and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and can improve our ability to develop relationships with new customers. The licenses are valid until January 2009.

In addition to our operations in the United States and Switzerland, we have a full-time representative in Japan who provides a range of services to our customers currently present in or seeking to expand into the Japanese market and other markets in the Pacific Rim. These services include regulatory and marketing assistance along with guidance and support in adapting products to these markets.

Business Strategy

Our goals are to achieve long-term growth and profitability and to diversify our sales base. To accomplish these goals, we have sought and intend to continue to seek to:

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

•	invest in expanding and marketing our own branded products primarily through direct-to-consumer channels; and

•	improve operational efficiencies and manage costs and business risks to improve profitability.

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

While today’s consumer may have access to a variety of information, we believe many consumers remain uneducated about nutrition and nutritional supplementation, uncertain about the relevance or reliability of the information they have or are confused about conflicting claims or information, which we believe creates a significant opportunity for the direct sales marketing channel. The direct sales marketing channel has proved, and we believe will continue to prove, to be a highly effective method for marketing high quality nutritional supplements as associates or other personalities educate consumers on the benefits of science based nutritional supplements. Our largest customers operate in the direct sales marketing channel. Thus, the majority of our business has been fueled primarily by the effectiveness of our customers in this marketing channel.

Since the acquisition of RHL, our banded products segment has included the legacy RHL business, which included the internet and catalog business “As We Change® ” (AWC) and certain branded products primarily marketed through mass retail, with distribution to Food, Drug and Mass Market (FDM) retailers, and NAI’s branded products primarily sold directly to consumers under the Pathway to Healing® product line. During the fourth quarter of fiscal 2008, we undertook a careful review of our branded products portfolio and operations and decided to narrow our branded products focus and developed and approved a plan to sell the legacy RHL business. We expect this plan will significantly improve our overall profitability and allow us to better pursue our growth strategies.

More specifically, on August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2,000,000. The purchase price was subject to certain post-closing adjustments based on a final accounting of the value of the assets sold to and the liabilities assumed by the buyer at the closing. As a result of the post-closing review, the purchase price was increased by $299,000, resulting in an aggregate purchase price of $2,299,000. Due to the sale of RHL’s “As We Change” business, we are in the process of terminating approximately 30 employees that supported, either directly or indirectly, the “As We Change” business. These terminations are expected to be substantially completed by September 30, 2008. We estimate that we will incur approximately $200,000 to $275,000 in severance and related payroll costs as a result of this action.

We intend to market for sale the remaining legacy RHL business during fiscal 2009, with the exception of our Pathway to Healing® product line. As a result of our decision to sell the legacy RHL business, we have initiated an operational consolidation program during the first quarter of fiscal 2009 that will transition the remaining branded products business operations to our corporate offices. We anticipate this program will be substantially completed by September 30, 2008 and result in approximately $1.0 million to $1.2 million in severance and other business related exit costs. Due to the above changes, certain financial information in this report has been reclassified to reflect the operations of RHL as discontinued operations as discussed in more detail in our consolidated financial statements and accompanying notes to the consolidated financial statements included under Item 8 of this report.

We believe our comprehensive approach to customer service is unique within our industry. We believe this approach, together with our commitment to high quality, innovative products and investment in our continuing branded products, will provide the means to implement our strategies and achieve our goals. There can be no assurance, however, that we will successfully implement any of our business strategies or that we will increase or diversify our sales or improve our overall financial results.

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

Additionally, we develop, manufacture and market our own branded products and work with a nationally recognized physician to develop brand name products that reflect his individual approach to restoring, maintaining or improving health. These products are currently sold through print media and internet distribution channels.

For the last two fiscal years ended June 30, our net sales were derived from the following (dollars in thousands):

	2008		2007
	$	%	$	%
Private Label Contract Manufacturing	$77,850	84	$80,732	83
Branded Products	3,905	4	5,834	6
Discontinued Operations	11,276	12	10,562	11

Total Net Sales	$93,031	100	$97,128	100

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

Our research and development expenses for the last two fiscal years ended June 30 were $2.0 million for 2008 and $1.9 million for 2007.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. We test the raw materials we buy to ensure their quality, purity and potency before we use them in our products. We typically buy raw materials in bulk from qualified vendors located both within and outside the United States. During fiscal 2008, our two largest suppliers accounted for 31% of our total raw material purchases. We did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials during fiscal 2008 and we do not anticipate any significant shortages or difficulties in the near term. During fiscal 2008, however, we experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs. We anticipate raw material and product cost pricing pressures will continue throughout fiscal 2009.

Major Customers

NSA International, Inc. has been our largest customer over the past several years. During the fiscal year ended June 30, 2008, NSA International, Inc. accounted for approximately 49% of our net sales from continuing operations. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 34% of our net sales from continuing operations during fiscal 2008. Both of these customers are private label contract manufacturing customers. No other customer accounted for 10% or more of our net sales during fiscal 2008. We continue to focus on obtaining new private label contract manufacturing customers and growing our remaining branded products to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

Competition

We compete with other manufacturers, distributors and marketers of vitamins, minerals, herbs, and other nutritional supplements, and beauty and skin care products both within and outside the United States. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements comes from many sources. These products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), health and natural food stores, and direct sales channels (mail order, network marketing and e-marketing companies). The products we produce for our private label contract manufacturing customers may compete with our own branded products, although we believe such competition is limited.

We believe private label contract manufacturing competition in our industry is based on, among other things, customized services offered, product quality and safety, innovation, price and customer service. We believe we compete favorably with other companies because of our ability to provide comprehensive turnkey solutions for customers, our certified manufacturing operations and our commitment to quality and safety through our research and development activities.

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

The nutritional supplement industry is highly competitive and we expect the level of competition to remain high over the near term. We do not believe it is possible to accurately estimate the total number or size of our competitors. The nutritional supplement industry has undergone consolidation in the recent past and we expect that trend to continue in the near term.

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

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamin and other nutritional supplements in the United States, while the FTC regulates marketing and advertising claims. In August 2007, a new rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold nutritional supplements to meet certain GMPs to ensure such products are of the quality specified and are properly packaged and labeled. Companies have up to three years to comply with the new requirements depending on the size of the company. In our case, given the current number of our employees, we are required to comply with the new requirements by June 25, 2009. We are committed to meeting or exceeding the standards set by the FDA and believe we are currently operating within the FDA mandated GMPs.

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

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act was passed, which further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and to notify the FDA of any serious adverse event report within 15 business days of receiving such report. Events reported to the FDA would not be considered an admission from a company that its product caused or contributed to the reported event. The act became effective in December 2007. The FDA is in the process of developing industry guidance on how to comply with this law. We are committed to meeting or exceeding the provisions of this act on a timely basis.

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

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to corporate, brand and product names. We own 26 trademark registrations in the United States and have three trademark applications pending with the United States Patent and Trademark Office. In most circumstances, federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with similar goods or services by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. However, to the extent a prior, common law user has used the mark with similar goods or services in a particular area of the country, the federal registration will confer nationwide rights, subject to that geographic area.

We have filed applications and own trademark registrations and intend to register additional trademarks in foreign countries where our products are or may be sold in the future. We have one trademark registered with the Japanese Patent and Trademark Office.

We also claim ownership and protection of certain product names, unregistered trademarks and service marks under common law. While common law trademark rights do not provide the same level of protection afforded by a federal registration of a trademark, trademark rights are based on use and offer protection within the particular geographic area in which the mark is used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to the recognition of our products and services in the marketplace. These and other proprietary rights have been and will continue to be important in enabling us to compete.

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

Patents and Patent Licenses. We own certain United States patents. In addition, we have an exclusive worldwide license to four certain United States patents, and each patent’s corresponding foreign patent application, and are currently involved in research and development of products employing the licensed inventions. These patents relate to the ingredient formerly known as “Oxford Factor.” We are currently selling this ingredient to a customer for use in a limited market under the name Beta-AlanineTM. We also have a nonexclusive worldwide license to five certain United States patents and are currently involved in the research and development of products employing the licensed inventions.

Employees

As of June 30, 2008, from continuing operations we employed 202 full-time employees in the United States, five of whom held executive management positions. Of the remaining full-time employees, 36 were employed in research, laboratory and quality control, six in sales and marketing, and 155 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2008, we had 21 temporary personnel.

As of June 30, 2008, NAIE employed an additional 23 full-time employees. Most of these positions were in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good.

Seasonality

Although we believe there is no material impact on our business or results of operations from seasonal factors, we have experienced and expect to continue to experience variations in quarterly net sales due to the timing of private label contract manufacturing orders.

Financial Information about Our Business Segments and Geographic Areas

Our operations are comprised of two reportable segments:

•	Private label contract manufacturing, in which we primarily provide manufacturing services to companies that market and distribute nutritional supplements and other health care products; and

•

Branded products, in which we market and distribute branded nutritional supplements through direct-to-consumer marketing programs, under which we develop, manufacture and market our own products and work with a nationally recognized physician to develop brand name products that reflect his individual approach to restoring, maintaining or improving health. These products are currently sold through print media and the internet.

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Asia. The primary market outside the United States is Europe. Our branded products are only sold in the United States.

For additional financial information, including financial information about our business segment and geographic areas, please see the consolidated financial statements and accompanying notes to the consolidated financial statements included under Item 8 of this report.

Our activities in markets outside the United States are subject to political, economic and other risks in the countries in which our products are sold and in which we operate. For more information about these and other risks, please see Items 1A and 7 in this report.

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

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2008, sales to one customer, NSA International, Inc., were approximately 49% of our total net sales from continuing operations. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 34% of our net sales from continuing operations during fiscal 2008. The loss of one of these customers or other major customers, a significant decrease in sales or the growth rate of sales to these customers, or a significant change in their business or personnel, would materially affect our financial condition and results of operations. Furthermore, the timing of our customers’ orders is impacted by their marketing programs, supply chain management, entry into new markets and new product introductions, all of which are outside of our control. All of these attributes have had and will have a significant impact on our business.

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

We may, in the future, pursue acquisitions of other companies that, if not successful, could adversely affect our business, financial condition and results of operations.

In the future, we may pursue acquisitions of companies that we believe could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. Acquisitions involve numerous risks, including:

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

There can be no assurance that acquisitions that we may pursue will be successful. If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company’s employees, products or operations successfully, our business, financial position or results of operations could be adversely affected.

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

Our net sales and income from continuing operations declined during fiscal 2008 as compared to fiscal 2007 and there can be no assurance that our net sales will improve in the near term, or that we will earn a profit in any given year. We have experienced net losses in the past, including fiscal years 2008 and 2007, and may incur losses in the future. Our operating results will fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We currently anticipate generating a net after-tax loss during the first quarter of fiscal 2009 related to severance and other business exit costs associated with discontinuing our RHL operations. Fluctuations in our operating results may adversely affect the share price of our common stock.

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

For the fiscal year ended June 30, 2008, our direct-to-consumer products accounted for approximately 4% of our net sales from continuing operations. These products may be marketed with a key personality through a variety of distribution channels. The inability or failure of a key personality to fulfill his or her role, or the ineffectiveness of a key personality as a spokesperson for a product, a reduction in the exposure of a key personality due to the discontinuance of a marketing program or otherwise or negative publicity about a key personality may adversely affect the sales of our product associated with that personality and could affect the sale of other products. A decline in sales would negatively affect our results of operations and financial condition.

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

Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. Additionally, there can be no assurance that our existing line of credit will be sufficient to meet our working capital needs. Furthermore, if we fail to maintain certain loan covenants we may no longer have access to the credit line. During fiscal 2008 we have been in default of our quarterly net after-tax income covenant under our credit facility since the quarter ended December 31, 2007 and did not meet our annual after-tax net income covenant. While our lender agreed to waive its default rights resulting from these covenant violations there is no guarantee that the lender will continue to do so if we do not meet future covenant requirements. We anticipate a net after-tax loss during the first quarter of fiscal 2009 related to severance and other business exit costs associated with discontinuing our legacy RHL operations. As a result, we do not expect to meet our net after-tax income covenant as of September 30, 2008. To the extent we do fail to meet this covenant, we intend to request a waiver from our lender but there is no assurance when or if a waiver will be provided. The credit line terminates in November 2009. As a result, we may need to raise additional capital or obtain additional financing.

At any given time it may be difficult for companies to raise capital due to a variety of factors, some of which may be outside a company’s control, including a tightening of credit markets, overall poor performance of stock markets, and/or an economic slowdown in the United States or other countries. Thus, there is no assurance we would be able to raise additional capital if needed. To the extent we do raise additional capital the ownership position of existing stockholders could be diluted. Similarly, there can be no assurance that additional financing will be available if needed or that it will be available on favorable terms. Under the terms of our credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender.

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

We buy our raw materials from a limited number of suppliers. During fiscal 2008, approximately 31% of our total raw material purchases were from two suppliers. The loss of any of our major suppliers or of a supplier that provides any hard to obtain materials could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

We rely solely on one supplier to process certain raw materials that we use in the product line of our largest customer. The loss of or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. During fiscal 2008, we experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs. We anticipate raw material and product cost pricing pressures will continue throughout fiscal 2009. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations.

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

Our business can be affected by adverse publicity or negative public perception about our industry, our competitors, our customers, or our business generally. This adverse publicity may include publicity about the nutritional supplements industry generally, the efficacy, safety and quality of nutritional supplements and other health care products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors, or our customers. During the second and third quarters of fiscal 2008 our Mannatech contract manufacturing sales were adversely impacted due to certain negative publicity and heightened litigation and regulatory activities that affected Mannatech’s domestic recruiting efforts and corresponding consumer sales. Thus, there can be no assurance that we will be able to reestablish our prior sales levels with Mannatech, and there can be no assurance that we will be able to avoid any adverse publicity or negative public perception in the future. Any adverse publicity or negative public perception will likely have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations also could be adversely affected if any of our products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated health consequences.

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

Our manufacturing and third party fulfillment and call center activities are subject to certain risks.

We manufacture the vast majority of our products at our manufacturing facility in California. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Our manufacturing operations are subject to power failures, blackouts, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of governmental agencies, including the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slow downs or delays in our operations. While we have implemented and are evaluating various emergency, contingency and disaster recovery plans and maintain business interruption insurance, there can be no assurance that the occurrence of these or any other operational problems at our facilities in California or at NAIE’s facility in Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance that our contingency plans will prove to be adequate or successful if needed or that our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations.

As a result of our decision to sell the legacy RHL business, we also initiated an operational consolidation program during the first quarter of fiscal 2009. This program included outsourcing our branded products fulfillment and call center activities. The operation of the third party service provider’s facilities is subject to the interruption and similar risks described above for our facilities and there can be no assurance that these interruptions or any other operational problem at such third party’s facilities would not have a material adverse effect on our business, financial condition and results of operations.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 23% of our outstanding shares of common stock as of June 30, 2008, including approximately 18% of our outstanding shares of common stock beneficially owned by Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, and his family and affiliates. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

Our stock price could fluctuate significantly.

Stock prices in general have been historically volatile and ours is no different. The trading price of our stock may fluctuate in response to:

•	broad market fluctuations and general economic and/or political conditions;

•	fluctuations in our financial results;

•	relatively low trading volumes;

•	future offerings of our common stock or other securities;

•	the general condition of the nutritional supplement product industries;

•	increased competition;

•	regulatory action;

•	adverse publicity;

•	manipulative or illegal trading practices by third parties; and

•	product and other public announcements.

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

ITEM 2.	PROPERTIES

This table summarizes our facilities as of June 30, 2008. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date
San Marcos, CA USA	NAI corporate headquarters	32,300	Owned/leased(5)	December 2008(5)
Vista, CA USA(1)	Manufacturing, warehousing, packaging and distribution(4)	162,000	Leased	March 2014
Manno, Switzerland(2)	Manufacturing, warehousing, packaging and distribution	46,000	Leased	December 2015
San Diego, CA USA(3)	RHL headquarters, warehousing, call center and fulfillment	16,000	Leased	May 2009

(1)	This facility is used by NAI primarily for its private label contract manufacturing segment.

(2)	This facility is used by NAIE, our wholly owned Swiss subsidiary, in connection with our private label contract manufacturing segment. NAIE sublets approximately 3,000 square feet to a third party.

(3)	This facility is used primarily by legacy RHL, our wholly owned subsidiary, for our branded products segment. We expect to vacate the facility on or about September 30, 2008 and relocate our remaining branded products business to our San Marcos facility.

(4)	We use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions.

(5)	We own approximately 29,500 square feet and lease the remaining 2,800 square feet. We have an option for an additional one year term on the lease.

ITEM 3.	LEGAL PROCEEDINGS

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

As of September 17, 2008, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to our stockholders for a vote during the fourth quarter ended June 30, 2008.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low closing prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2008 and 2007:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$7.71	$5.81	$10.84	$7.77
Second Quarter	$8.68	$6.09	$9.25	$8.37
Third Quarter	$9.18	$8.41	$9.26	$7.90
Fourth Quarter	$9.00	$6.51	$8.22	$7.05

Holders

As of September 17, 2008, there were approximately 314 stockholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to help provide funds for future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2008, we did not sell any unregistered securities.

Repurchases

During the fourth quarter of the fiscal year ended June 30, 2008, we did not repurchase any shares of our common stock, nor were any repurchases made on our behalf.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2008 and 2007 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales both by developing relationships with additional, quality-oriented, private label contract manufacturing customers and developing and growing our own line of branded products. To that end, during fiscal 2008, we established relationships with two new private label contract manufacturing customers.

Going forward, in an effort to enhance stockholder value, improve working capital and enable us to focus on our core contract manufacturing business, we have elected to narrow our branded products focus and portfolio. Specifically, on August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2,000,000. The purchase price was subject to certain post-closing adjustments based on a final accounting of the value of the assets sold to and the liabilities assumed by the buyer at the closing. As a result of the post-closing review, the purchase price was increased by $299,000, resulting in an aggregate purchase price of $2,299,000. We intend to market for sale legacy RHL’s remaining business operations during fiscal 2009, with the exception of our Pathway to Healing® product line. As the plan to dispose of the legacy RHL business met the criteria of Statement of Financial Accounting Standards No. 144, Accounting for the Disposal of Long-lived Assets (SFAS 144), the current and prior periods presented in this report on Form 10K have been reclassified to reflect the legacy RHL business as discontinued operations.

As a result of the sale of RHL’s “As We Change” business we expect to terminate approximately 30 employees that supported, either directly or indirectly, the “As We Change” business. These terminations are expected to be substantially completed by September 30, 2008. We estimate that we will incur approximately $200,000 to $275,000 in severance and related payroll costs as a result of this action.

As a result of our decision to sell the legacy RHL business, we also initiated an operational consolidation program during the first quarter of fiscal 2009 which will transition the remaining branded products business operations to our corporate offices. This operational consolidation program is anticipated to be substantially complete by September 30, 2008 and is expected to result in approximately $1.0 million to $1.2 million in severance and other business related exit costs.

During fiscal 2008, our net sales from continuing operations were 5.6% lower than in fiscal 2007. Private label contract manufacturing sales declined 3.6% due to lower volumes of existing products in existing markets sold to one of our largest customers. This decline was partially offset by an increase in sales to one of our other largest customers and sales to new customers. Net sales from our branded products declined 33.1% in fiscal 2008 as compared to fiscal 2007 due to the continued softening of our Pathway to Healing® product line.

The significant decline in our branded products sales during fiscal 2008 contributed to an increase in our revenue concentration as sales to our two largest private label contract manufacturing customers as a percentage of our total sales from continuing operations increased to 83% from 79% in fiscal 2007. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decline during fiscal 2009 as sales to new customers increase over fiscal 2008 sales volumes.

During fiscal 2008, we invested substantial time and incurred substantial costs associated with hiring and training new quality assurance and other manufacturing support personnel, increased testing activity, and documentation and validation processes related to our GMPs compliance programs. These additional expenses negatively impacted our operating income from continuing operations during fiscal 2008. Although the cost of GMP compliance is significant, we believe our commitment to quality and our steadfast support of the FDA mandated GMPs makes us well positioned to operate within the higher standards of the FDA’s GMPs and differentiates us from our competitors.

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

In the fourth quarter of fiscal 2007, we recorded a $7.0 million non-cash goodwill impairment charge in discontinued operations as a result of our annual testing of goodwill and other intangible assets as discussed in our Critical Accounting Policies below. Based on the required analysis performed as of the annual test date, no impairment loss was required for the fiscal year ended June 30, 2008.

During fiscal 2009, we plan to continue to focus on:

•

Leveraging our state of the art, certified facilities to increase the value of the goods and services we provide to our highly valued private label contract manufacturing customers, and assist us in developing relationships with additional quality oriented customers;

•	Implementing focused initiatives to grow our Pathway to Healing® product line;

•	Improving operational efficiencies and managing costs and business risks to improve profitability; and

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

We are required to assess goodwill impairment annually using the methodology prescribed by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on an annual basis or more frequently if we believe indicators of impairment exist. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We have selected April 1 as the annual date to test for impairment.

In performing the first step of the fiscal 2007 goodwill impairment test, we determined there was an indicator of impairment in the branded products reporting unit because the carrying value of the reporting unit exceeded the estimated fair value. The excess of the carrying value over the estimated fair value of the branded products reporting unit was primarily due to the following developments that led to lower expected future cash flows:

•	A decrease in sales from the Pathway to Healing® product line, the highest margin product line included in the branded products reporting unit;

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

In performing the second step of the goodwill impairment test, we allocated the estimated fair values of the branded products reporting unit determined in step one of the impairment test, to the assets and liabilities in accordance with SFAS No. 141, Business Combinations (SFAS 141). As a result our annual testing, in the fourth quarter of fiscal 2007, we recorded a $7.0 million non-cash goodwill impairment charge.

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

Based on the required analysis performed as of the annual test date, no impairment loss was required for the fiscal year ended June 30, 2008.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets and certain identifiable intangibles when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses recorded as of and for the fiscal years ended June 30, 2008 and 2007.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (SFAS 48), and Emerging Issues Task Force Abstract No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-09). SAB 104 requires four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

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

As part of the services we provide to our private label contract manufacturing customers, we may perform, but are not required to perform, certain research and development activities related to the development or improvement of their products. While our customers typically do not pay directly for this service, the cost of this service is included as a component of the price we charge to manufacture and deliver their products. These costs are recorded in selling, general and administrative expense.

Inventory Reserve

We operate primarily as a private label contract manufacturer that builds products based upon anticipated demand or following receipt of customer specific purchase orders. From time to time, we build inventory for private label contract manufacturing customers under a specific purchase order with delivery dates that may subsequently be rescheduled or canceled at the customer’s request. We value inventory at the lower of cost or market on an item-by-item basis and establish reserves equal to all or a portion of the related inventory to reflect situations in which the cost of the inventory is not expected to be recovered. This requires us to make estimates regarding the market value of our inventory, including an assessment for excess and obsolete inventory. Once we establish an inventory reserve amount in a fiscal period, the reduced inventory value is maintained until the inventory is sold or otherwise disposed of. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, the estimated time required to sell such inventory, the remaining shelf life and efficacy, the foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to its net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or other factors differ from expectations.

Accounting for Income Taxes

On July 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on July 1, 2007, we did not record any interest or penalties.

As of June 30, 2008 and 2007, we had unrecognized tax liabilities of $47,000. The total amount of such unrecognized tax liabilities, if recognized, would not materially affect our effective tax rate.

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

Derivative Financial Instruments

We use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts and currency options. We account for derivative financial instruments using the deferral method under Financial Accounting Standard 133, Accounting for Derivatives and Related Hedging Activity (FAS 133), when such instruments are intended to hedge identifiable, firm foreign currency commitments or anticipated transactions and are designated as, and effective as, hedges. Foreign exchange exposures arising from certain transactions that do not meet the criteria for the deferral method are marked-to-market.

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2008, we had one option contract outstanding totaling 500,000 Euros.

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

Results of Operations

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales (dollars in thousands).

	Fiscal Year Ended
	June 30, 2008		June 30, 2007		Increase (Decrease)
Private label contract manufacturing	$77,850	95%	$80,732	93%	$(2,882)	(4)%
Branded products	3,905	5%	5,834	7%	(1,929)	(33)%

Total net sales	81,755	100%	86,566	100%	(4,811)	(6)%
Cost of goods sold	68,843	84%	70,844	82%	(2,001)	(3)%

Gross profit	12,912	16%	15,722	18%	(2,810)	(18)%
Selling, general & administrative expenses	11,838	14%	11,956	14%	(118)	(1)%

Operating income from continuing operations	1,074	1%	3,766	4%	(2,692)	(71)%
Other (income) expenses, net	(102)	(0)%	320	0%	(422)	(132)%

Income from continuing operations before income taxes	1,176	1%	3,446	4%	(2,270)	(66)%
Income tax expense	264	0%	739	1%	(475)	(64)%

Income from continuing operations	912	1%	2,707	3%	(1,795)	(66)%
Loss from discontinued operations, net of tax	(1,283)	(2)%	(7,992)	(9)%	6,709	(84)%

Net loss	$(371)	(0)%	$(5,285)	(6)%	$4,914	(93)%

Fiscal 2008 Compared to Fiscal 2007

The percentage decrease in private label contract manufacturing net sales was primarily attributed to the following:

	Percentage Change
NSA International, Inc. (NSA)	1	(1)
Mannatech, Incorporated	(3	)(2)
Other customers	(2	)(3)

Total	(4)

[1]	International sales to NSA International, Inc. (“NSA”) increased 33.8% during fiscal 2008 and were partially offset by a decline in domestic sales to NSA of 7.2%.

[2]	Net sales to Mannatech, Incorporated decreased primarily as a result of lower volumes of established products in existing markets along with a shift in sales mix to lower priced products.

[3]	A decrease in net sales to other customers was primarily due to the discontinuation of certain product lines and customer relationships.

Net sales from our branded products segment decreased 33% during the current fiscal year due primarily to the cessation of the Dr. Cherry weekly television program during April 2007, which has serviced as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Gross profit margin from continuing operations decreased 2.4 percentage points primarily due to the following:

Percentage Change
Shift in sales mix	1.8
Changes in overhead expenses	(1.2)
Incremental direct and indirect labor	(3.9)
Branded products operations	0.9

Total	(2.4)

Private label contract manufacturing gross profit margin declined 1.7 percentage points to 13.7% in fiscal 2008 compared to 15.4% in fiscal 2007. The decrease in gross profit as a percentage of sales was primarily due to higher per unit private label manufacturing costs associated with lower production levels, increased product testing costs associated with new product offerings and system and process validation costs related to improving our existing processes and implementing newly required GMPs. Additionally, during fiscal 2008 we experienced a favorable sales mix shift to higher margin product sales as compared to the prior year and favorable currency exchange rates associated with our international sales.

Branded products gross profit margin increased 1.0 percentage points to 56.9% in fiscal 2008 from 55.9% in fiscal 2007 due to lower sales discounts and returns.

Selling, general and administrative expenses from continuing operations decreased $118,000, or 1%, primarily due to a $1.2 million decrease in direct-to-consumer operating costs primarily associated with lower marketing and advertising expenses, employee compensation costs and reduced call center and fulfillment expenses. These decreases were partially offset by increased consulting costs primarily related to our Sarbanes-Oxley compliance effort, increased private label contract manufacturing marketing expenses and increased research and development costs.

Other income, net increased $422,000 primarily due to a $315,000 reduction in interest expense associated with lower borrowings and interest rates during the current fiscal year and $219,000 in favorable foreign currency exchange gains due to the strengthening of the Euro and the related impact on the translation of Euro denominated cash and receivables. These amounts were partially offset by lower other income amounts in fiscal 2008 as compared to a $90,000 favorable legal settlement recorded in the prior year results.

Our effective tax rate from continuing operations for fiscal 2008 was 22.5% as compared to 21.5% in fiscal 2007. The increase in our effective rate was primarily attributed to a reduction in our tax contingency reserves in fiscal 2007 after the Internal Revenue Service completed an audit of our fiscal 2005 tax return in the fourth quarter of fiscal 2007 with no corresponding reduction in fiscal 2008.

Net Loss from Discontinued Operations

During the fourth quarter of fiscal 2008 we undertook a careful review of our branded products portfolio and operations. As a result of this review we decided, to narrow our branded product focus and portfolio, which we expect to significantly improve our overall profitability and allow us to better pursue our growth strategies. As a result, we developed and approved a plan to sell the legacy RHL business prior to the end of the current fiscal year.

More specifically, on August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2,000,000. The purchase price was subject to certain post-closing adjustments based on a final accounting of the value of the assets sold to and the liabilities assumed by the buyer at the closing. As a result of the post-closing review, the purchase price was increased by $299,000, resulting in an aggregate purchase price of $2,299,000. We intend to market for sale legacy RHL’s remaining business operations during fiscal 2009, with the exception of our Pathway to Healing® product line. As the plan to dispose of the legacy RHL business met the criteria of Statements of Financial Accounting Standards No. 144, Accounting for the Disposal of Long-lived Assets (SFAS 144), the current and prior periods presented in this report on Form 10K have been reclassified to reflect the legacy RHL business as discontinued operations.

As a result of the sale of RHL’s “As We Change” business we expect to terminate approximately 30 employees that supported, either directly or indirectly, the “As We Change” business. These terminations are expected to be substantially completed by September 30, 2008. We estimate that we will incur approximately $200,000 to $275,000 in severance and related payroll costs as a result of this action.

As a result of our decision to sell the legacy RHL business, we also initiated an operational consolidation program during the first quarter of fiscal 2009 which will transition the remaining branded products business operations to our corporate offices. This operational consolidation program is anticipated to be substantially complete by September 30, 2008 and is expected to result in approximately $1.0 million to $1.2 million in severance and other business related exit costs.

For fiscal 2008, net loss from discontinued operations was $1.3 million, or $(0.18) net loss per basic share, and for fiscal 2007, net loss from discontinued operations was $8.0 million, or $(1.17) net loss per basic share.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $2.7 million in fiscal 2008 compared to net cash provided by operating activities of $14.8 million in fiscal 2007.

At June 30, 2008, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, used $1.5 million in cash during fiscal 2008 compared to $7.9 million of cash provided in the prior year. Cash used by accounts receivable in fiscal 2008 was due to the increase in shipments during the fourth quarter of 2008 as compared to the prior year and the timing of collections. Days sales outstanding from continuing operations was 25 days during fiscal 2008 compared to 38 days in fiscal 2007. This decrease in days sales outstanding was primarily due to timing of shipments.

At June 30, 2008, changes in inventory used $788,000 in cash during fiscal 2008 compared to $2.9 million of cash provided in fiscal 2007. The increase in inventory at June 30, 2008 was primarily related to early receipt of raw materials associated with new customer products scheduled for shipment in early fiscal 2009.

Approximately $1.1 million of our operating cash flow was generated by NAIE in fiscal 2008. In June 2005, we repatriated $2.0 million of NAIE retained earnings under the American Jobs Creation Act. As of June 30, 2008, NAIE’s undistributed retained earnings are considered indefinitely reinvested.

Cash used in investing activities in fiscal 2008 was $1.4 million compared to $2.7 million in fiscal 2007. Capital expenditures were $1.4 million in fiscal 2008 compared to $2.4 million in fiscal 2007. Capital expenditures for both years were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities. Additionally, during fiscal 2007, we completed the expansion of our manufacturing facility in Manno, Switzerland to include powder filling capabilities.

Our consolidated debt decreased to $2.7 million at June 30, 2008 from $4.6 million at June 30, 2007 primarily due to net payments of $1.9 million to our term loan balances during fiscal 2008.

We have a bank credit facility of $10.2 million, comprised of a $7.5 million working capital line of credit and $2.7 million in outstanding term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of June 30, 2008 the outstanding balances on the term loans consisted of a $300,000 , 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $600,000, 10 year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $300,000, five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million, four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $153,000 plus interest. As of June 30, 2008 and June 30, 2007 our working capital line of credit balance was zero.

On January 24, 2007, we amended our credit facility to extend the maturity date for the working capital line of credit from November 1, 2007 to November 1, 2008, and maintain the ratio of total liabilities/tangible net worth covenant at 1.25/1.0 for the remainder of the term of the credit facility.

On December 18, 2007, we further amended our credit facility to (i) extend the maturity date for the working capital line of credit from November 1, 2008 to November 1, 2009; (ii) reduce the maximum principal amount available under the working capital line of credit from $12.0 million to $7.5 million; (iii) reduce the maximum borrowings against inventory from $6.0 million to $3.75 million, provided any such borrowings do not at any time exceed eligible accounts receivable; and (iv) extend the availability of the Foreign Exchange Facility from November 1, 2007 to November 1, 2008 and the allowable contract term thereunder from November 1, 2008 to November 1, 2009.

As of June 30, 2008, we were not in compliance with our quarterly net income and annual net income financial covenants under our credit facility, which require quarterly net income after taxes of at least $1.00 and annual fiscal year net income of at least $750,000. Our net loss was $168,000 for our fourth quarter of fiscal 2008 and $371,000 for fiscal 2008. Our lender has agreed to waive their default rights as a result of these covenant violations as of June 30, 2008. We anticipate a net after-tax loss during the first quarter of fiscal 2009 related to severance and other exit costs associated with discontinuing our RHL operations. As a result, we do not expect to meet our net after-tax income covenant as of September 30, 2008. If we fail to meet this covenant, we intend to request a waiver from our lender but there is no assurance when or if a waiver will be provided. Therefore, in accordance with Financial Accounting Standards Board (FASB) Statement No. 78, Classification of Obligations that are Callable by the Creditor, we have reclassified all of our long-term debt to current at June 30, 2008.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.3 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $157,000, as of December 31, 2007 and will be reduced by and additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $491,000. As of June 30, 2008, there was no outstanding balance under the credit facility.

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

As of June 30, 2008, we had $3.5 million in cash and cash equivalents and $7.5 million available under our line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

We do not believe that inflation or changing prices have had a material impact on our historical operations or profitability.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). This standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of determining the effects, if any, the adoption of SFAS 157 will have on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statements No. 115 (SFAS 159). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are in the process of determining the effects, if any, the adoption of SFAS 159 will have on our consolidated financial position or results of operations.

In December 2007, the FASB revised SFAS No. 141, Business Combinations (SFAS 141), which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. We do not expect the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

Also, in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements: an Amendment to ARB No. 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, it requires the recognition of a noncontrolling interest as equity in the consolidated financial statements, which will be separate from the parent’s equity. SFAS 160 is effective for fiscal years and interim periods in those fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We do not expect the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

September 9, 2008

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$3,518	$4,095
Accounts receivable - less allowance for doubtful accounts of $17 at June 30, 2008 and $15 at June 30, 2007	6,401	4,944
Inventories, net	14,135	13,346
Deferred income taxes	746	1,231
Income tax receivable	1,354	546
Prepaids and other current assets	1,223	964
Current assets of discontinued operations	6,379	2,758

Total current assets	33,756	27,884

Property and equipment, net	12,823	14,483
Deferred income taxes	271	—
Other noncurrent assets, net	160	169
Long-term assets of discontinued operations	—	4,844

Total assets	$47,010	$47,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,245	$5,801
Accrued liabilities	1,048	1,104
Accrued compensation and employee benefits	1,332	1,238
Income taxes payable	409	270
Current portion of long-term debt	2,730	1,825
Current liabilities of discontinued operations	2,882	1,430

Total current liabilities	15,646	11,668
Long-term debt, less current portion	—	2,756
Deferred income taxes	—	223
Deferred rent	1,164	1,238
Long-term pension liability	198	76
Long-term liabilities of discontinued operations	—	1,397

Total liabilities	17,008	17,358

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2008 and June 30, 2007, issued and outstanding 7,210,937 at June 30, 2008 and 7,001,230 at June 30, 2007	71	69
Additional paid-in capital	18,485	17,335
Accumulated other comprehensive loss	(261)	(184)
Retained earnings	12,806	13,177
Treasury stock, at cost, 180,941 shares at June 30, 2008 and 70,000 shares at June 30, 2007	(1,099)	(375)

Total stockholders’ equity	30,002	30,022

Total liabilities and stockholders’ equity	$47,010	$47,380

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income (Loss)

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2008	2007
Net sales	$81,755	$86,566
Cost of goods sold	68,843	70,844

Gross profit	12,912	15,722
Selling, general & administrative expenses	11,838	11,956

Operating income from continuing operations	1,074	3,766
Other income (expense):
Interest income	20	11
Interest expense	(286)	(660)
Foreign exchange gain	296	77
Other, net	72	252

	102	(320)

Income from continuing operations before income taxes	1,176	3,446
Provision for income taxes	264	739

Income from continuing operations	912	2,707
Loss from discontinued operations, net of tax	(1,283)	(7,992)

Net loss	$(371)	$(5,285)

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	39	54
Change in minimum pension liability, net of tax	(116)	38

Comprehensive loss	$(448)	$(5,193)

Net income (loss) per common share:
Basic:
Continuing operations	$0.13	$0.40
Discontinued operations	(0.18)	(1.17)

Net loss	$(0.05)	$(0.77)

Diluted:
Continuing operations	$0.13	$0.37
Discontinued operations	(0.18)	(1.11)

Net loss	$(0.05)	$(0.74)

Weighted average common shares outstanding:
Basic	6,982,852	6,836,018
Diluted	7,037,682	7,176,243

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, June 30, 2006	6,685,546	$67	$15,331	$18,462	$(293)	$(276)	$33,291

Issuance of common stock for employee stock purchase plan and stock option exercises	315,684	2	1,083	—	—	—	1,085
Compensation expense related to stock options and employee stock purchase plan	—	—	249	—	—	—	249
Repurchase of common stock	—	—	—	—	(82)	—	(82)
Tax benefit from exercise of stock options	—	—	672	—	—	—	672
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	54	54
Change in minimum pension liability, net of tax	—	—	—	—	—	38	38
Net loss	—	—	—	(5,285)	—	—	(5,285)

Balance, June 30, 2007	7,001,230	69	17,335	13,177	(375)	(184)	30,022

Issuance of common stock for employee stock purchase plan and stock option exercises	209,707	2	531	—	—	—	533
Compensation expense related to stock options and employee stock purchase plan	—	—	425	—	—	—	425
Repurchase of common stock	—	—		—	(724)	—	(724)
Tax benefit from exercise of stock options	—	—	194	—	—	—	194
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	39	39
Change in minimum pension liability, net of tax	—	—	—	—	—	(116)	(116)
Net loss	—	—	—	(371)	—	—	(371)

Balance, June 30, 2008	7,210,937	$71	$18,485	$12,806	$(1,099)	$(261)	$30,002

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(Dollars in thousands)

	2008	2007
Cash flows from operating activities
Income before discontinued operations	$912	$2,707
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision (reduction) for uncollectible accounts receivable	2	(43)
Depreciation and amortization	2,960	3,104
Non-cash equipment impairment charge	74	201
Tax benefit from exercise of stock options	(194)	(672)
Deferred income taxes	66	(1,209)
Non-cash compensation	425	249
Pension benefit (expense), net of contributions	(72)	(78)
Loss on disposal of assets	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	(1,461)	7,912
Inventories	(788)	2,881
Other assets	(205)	64
Accounts payable and accrued liabilities	1,312	635
Income taxes payable	(475)	(1,029)
Accrued compensation and employee benefits	94	(580)

Net cash provided by operating activities from continuing operations	2,650	14,138
Net cash provided by operating activities from discontinued operations	38	677

Net cash provided by operating activities	2,688	14,815

Cash flows from investing activities
Capital expenditures	(1,372)	(2,376)
Proceeds from sale of property & equipment	—	70

Net cash used by operating activities from continuing operations	(1,372)	(2,306)
Net cash used by operating activities from discontinued operations	(44)	(353)

Net cash used in investing activities	(1,416)	(2,659)

Cash flows from financing activities
Payments on long-term debt	(1,852)	(1,781)
Net borrowings (payments) on line of credit	—	(9,574)
Issuance of common stock	533	1,085
Repurchase of common stock	(724)	(82)
Tax benefit from exercise of stock options	194	672

Net cash used in financing activities	(1,849)	(9,680)

Net increase (decrease) in cash and cash equivalents	(577)	2,476
Cash and cash equivalents at beginning of year	4,095	1,619

Cash and cash equivalents at end of year	$3,518	$4,095

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$419	$698
Interest	$360	$668
Disclosure of non-cash activities:
Net unrealized gains resulting from change in fair value of derivative instruments	$39	$54
Change in minimum pension liability, net of tax	$116	$38

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

On December 5, 2005, we acquired Real Health Laboratories, Inc. (RHL), which primarily markets branded nutritional supplements and other lifestyle products. RHL’s operations include in-house creative, catalog design, supply chain management and call center and fulfillment activities. During the fourth quarter of fiscal 2008 we undertook a careful review of our branded products portfolio and operations. As a result of this review, we decided to narrow our branded products focus and portfolio. As such the current and prior periods presented in this report have been reclassified to reflect the originally acquired RHL operations as discontinued operations, pursuant to Statements of Financial Accounting Standards No. 144, Accounting for the Disposal of Long-lived Assets (SFAS 144).

Principles of Consolidation

The consolidated financial statements include the accounts of Natural Alternatives International, Inc. (NAI) and our wholly owned subsidiary, NAIE. All significant intercompany accounts and transactions have been eliminated. The functional currency of NAIE, our foreign subsidiary, is the United States dollar. The financial statements of NAIE have been translated at either current or historical exchange rates, as appropriate, with gains and losses included in the consolidated statements of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of determining the effects, if any, the adoption of SFAS 157 will have on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statements No. 115 (SFAS 159). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are in the process of determining the effects, if any, the adoption of SFAS 159 will have on our consolidated financial position or results of operations.

In December 2007, the FASB revised SFAS No. 141, Business Combinations (SFAS 141), which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. We do not expect the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

Also, in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements: an Amendment to ARB No. 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, it requires the recognition of a noncontrolling interest as equity in the consolidated financial statements, which will be separate from the parent’s equity. SFAS 160 is effective for fiscal years and interim periods in those fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We do not expect the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and customer credit-worthiness. An allowance for estimated doubtful accounts is maintained based on historical experience and customer credit issues identified. We monitor collections regularly and adjust the allowance for doubtful accounts as necessary to recognize any changes in credit exposure. Upon conclusion that a receivable is uncollectible, we record the respective amount as a charge against allowance for doubtful accounts.

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

Impairment of Long-Lived Assets

SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets (excluding goodwill) and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” for recognition and measurement of the impairment of long-lived assets to be held and used.

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

Derivative Financial Instruments

We use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts and currency options. We account for derivative financial instruments using the deferral method under Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Related Hedging Activity (SFAS 133), when such instruments are intended to hedge identifiable, firm foreign currency commitments or anticipated transactions and are designated as, and effective as, hedges. Foreign exchange exposures arising from certain transactions that do not meet the criteria for the deferral method are marked-to-market.

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2008, we had one option contract outstanding totaling 500,000 Euros.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB104), Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (SFAS 48) and Emerging Issues Task Force Abstract (EITF) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-09). SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

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

Shipping and Handling Costs

In accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, we include fees earned on the shipment of our products to customers in sales and include costs incurred on the shipment of product to customers in costs of goods sold.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $2.0 million for 2008 and $1.9 million for 2007. These costs are included in selling, general and administrative expenses.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in continuing operations in the amount of $290,000 during the fiscal year ended June 30, 2008 and $805,000 during fiscal 2007. These costs were included in selling, general and administrative expenses in the accompanying statements of operations.

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

On July 1, 2007 we adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on July 1, 2007, we did not record any interest or penalties.

As of June 30, 2008 and 2007, we had unrecognized tax liabilities of $47,000. The total amount of such unrecognized tax liabilities, if recognized, would not materially affect our effective tax rate.

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

Stock-Based Compensation

We have an equity incentive plan under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also have an employee stock purchase plan. Before July 1, 2005, we accounted for stock-based awards to employees, including shares issued pursuant to the employee stock purchase plan, under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123).

Effective July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized (a) for all stock-based awards granted before, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) for all stock-based awards granted after July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for periods prior to implementation have not been restated.

We estimated the fair value of the stock option awards at the date of grant and employee stock purchase plan shares at the beginning of the offering period using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Black-Scholes uses assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities used in the model are based mainly on the historical volatility of our stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of the fiscal 2008 grants is derived from historical experience.

The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan reported below has been estimated at the date of grant or beginning of the offering period, as applicable, with the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plans
	Fiscal Years Ended June 30,		Fiscal Years Ended June 30,
	2008	2007	2008	2007
Expected life (years)	4.0	4.0 – 5.0	0.5	0.5
Risk-free interest rate	2.8 – 4.37%	4.4 – 4.9%	3.3 – 4.9%	4.8%
Volatility	39%	40%	31%	33%
Dividend yield	0%	0%	0%	0%
Weighted average fair value	$2.60	$2.75	$0.68	$0.75

For purposes of these disclosures, we have amortized the estimated fair value of our stock option awards to expense over the options’ vesting periods and of our employee stock purchase plan shares to expense over the offering period.

The aggregate intrinsic value of awards outstanding as of June 30, 2008 was $1.2 million. The aggregate intrinsic value of awards exercisable as of June 30, 2008 was $1.1 million. In addition, the aggregate intrinsic value of awards exercised was $923,000 during fiscal 2008 and $1.6 million during fiscal 2007. The total remaining unrecognized compensation cost related to unvested awards amounted to $853,000 at June 30, 2008 and is expected to be recognized over the next 2.8 years. The weighted average remaining requisite service period of the unvested awards was 1.7 years. The total fair value of shares vested during the fiscal year ended June 30, 2008 was $332,000. The total fair value of shares vested during the fiscal year ended June 30, 2007 was $131,000.

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

Net Income per Common Share

We compute net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of basic income per common share, using the weighted average number of common shares outstanding during the period, and diluted income per common share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows (amounts in thousands, except per share data):

	For the Years Ended June 30,
	2008	2007
Numerator
Net income (loss)	$(371)	$(5,285)
Denominator
Basic weighted average common shares outstanding	6,983	6,836
Dilutive effect of stock options	55	340

Diluted weighted average common shares outstanding	7,038	7,176

Basic net income (loss) per common share	$(0.05)	$(0.77)

Diluted net income (loss) per common share	$(0.05)	$(0.74)

Shares related to stock options of 708,000 for the fiscal year ended June 30, 2008 and 240,000 for fiscal 2007, were excluded from the calculation of diluted net income (loss) per common share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our two largest customers, whose receivable balances collectively represented 84% of gross accounts receivable at June 30, 2008 and 64% at June 30, 2007. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Discontinued Operations

During the fourth quarter of fiscal 2008 we undertook a careful review of our branded products portfolio and operations. As a result of this review we decided, to narrow our branded product focus and portfolio, which we expect to significantly improve our overall profitability and allow us to better pursue our growth strategies. As a result, we developed and approved a plan to sell the legacy RHL business prior to the end of the current fiscal year.

More specifically, on August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2,000,000. The purchase price was subject to certain post-closing adjustments based on a final accounting of the value of the assets sold to and the liabilities assumed by the buyer at the closing. As a result of the post-closing review, the purchase price was increased by $299,000, resulting in an aggregate purchase price of $2,299,000. We intend to market for sale legacy RHL’s remaining business operations during fiscal 2009, with the exception of our Pathway to Healing® product line. As the plan to dispose of the legacy RHL business met the criteria of Statements of Financial Accounting Standards No. 144, Accounting for the Disposal of Long-lived Assets (SFAS 144), the current and prior periods presented in this report on Form 10K have been reclassified to reflect the legacy RHL business as discontinued operations.

As a result of the sale of RHL’s “As We Change” business we expect to terminate approximately 30 employees that supported, either directly or indirectly, the “As We Change” business. These terminations are expected to be substantially completed by September 30, 2008. We estimate that we will incur approximately $200,000 to $275,000 in severance and related payroll costs as a result of this action.

As a result of our decision to sell the legacy RHL business, we also initiated an operational consolidation program during the first quarter of fiscal 2009 which will transition the remaining branded products business operations to our corporate offices. This operational consolidation program is anticipated to be substantially complete by September 30, 2008 and is expected to result in approximately $1.0 million to $1.2 million in severance and other business related exit costs.

The following table summarizes the results of the legacy RHL business at June 30 (dollars in thousands):

	2008	2007
Net sales	$11,276	$10,562
Cost of goods sold and operating expenses	13,119	12,010
Intangible impairment charges	—	7,037
Other expense	63	127

Loss before income taxes	(1,906)	(8,612)
Income tax benefit	(623)	(620)

Loss from discontinued operations	$(1,283)	$(7,992)

Assets and liabilities of the legacy RHL business included in the Consolidated Balance Sheets are summarized as follows at June 30 (dollars in thousands):

	2008	2007
Assets
Cash	$575	$780
Accounts receivable, net	349	320
Inventory, net	805	753
Other current assets	204	694
Deferred income tax asset	80	211
Plant and equipment, net	351	576
Goodwill and intangible assets	4,015	4,268

Total assets	$6,379	$7,602

Liabilities
Accounts payable	$678	$529
Accrued liabilities	1,046	901
Deferred income tax liability	1,158	1,397

Total liabilities	2,882	2,827

Net assets of discontinued operations	$3,497	$4,775

C. Inventories

Inventories, net consisted of the following at June 30 (dollars in thousands):

	2008	2007
Raw materials	$10,428	$8,501
Work in progress	2,517	3,391
Finished goods	1,997	3,280
Reserve	(807)	(1,826)

	$14,135	$13,346

D. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years	2008	2007
Land	NA	$393	$393
Building and building improvements	7 – 39	2,723	2,726
Machinery and equipment	3 – 12	19,963	19,470
Office equipment and furniture	3 – 5	3,774	3,604
Vehicles	3	204	204
Leasehold improvements	1 – 15	10,283	10,220

Total property and equipment		37,340	36,617
Less: accumulated depreciation and amortization		(24,517)	(22,134)

Property and equipment, net		$12,823	$14,483

E. Goodwill and Purchased Intangibles

All previously reported goodwill and intangibles balances were related to our legacy RHL business and have been reclassified as discontinued operations in accordance with SFAS 144.

F. Debt

We have a bank credit facility of $10.2 million, comprised of a $7.5 million working capital line of credit and $2.7 million in outstanding term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of June 30, 2008 the outstanding balances on the term loans consisted of a $300,000 , 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $600,000, 10 year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $300,000, five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $1.5 million, four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. As of June 30, 2008, we did not have an outstanding balance on the working capital line of credit. Monthly payments on the term loans are approximately $153,000 plus interest.

On January 24, 2007, we amended our credit facility to extend the maturity date for the working capital line of credit from November 1, 2007 to November 1, 2008, and maintain the ratio of total liabilities/tangible net worth covenant at 1.25/1.0 for the remainder of the term of the credit facility.

On December 18, 2007, we further amended our credit facility to (i) extend the maturity date for the working capital line of credit from November 1, 2008 to November 1, 2009; (ii) reduce the maximum principal amount available under the working capital line of credit from $12.0 million to $7.5 million; (iii) reduce the maximum borrowings against inventory from $6.0 million to $3.75 million, provided any such borrowings do not at any time exceed eligible accounts receivable; and (iv) extend the availability of the Foreign Exchange Facility from November 1, 2007 to November 1, 2008 and the allowable contract term thereunder from November 1, 2008 to November 1, 2009.

As of June 30, 2008, we were not in compliance with our quarterly net income and annual net income financial covenants under our credit facility, which require quarterly net income after taxes of at least $1.00 and annual fiscal year net income of at least $750,000. Our net loss was $168,000 for our fourth quarter of fiscal 2008 and $371,000 for fiscal 2008. Our lender has agreed to waive their default rights as a result of these covenant violations as of June 30, 2008. We anticipate a net after-tax loss during the first quarter of fiscal 2009 related to severance and other exit costs associated with discontinuing our RHL operations. As a result, we do not expect to meet our net after-tax income covenant as of September 30, 2008. If we fail to meet this covenant, we intend to request a waiver from our lender but there is no assurance when or if a waiver will be provided. Therefore, in accordance with Financial Accounting Standards Board (FASB) Statement No. 78, Classification of Obligations that are Callable by the Creditor, we have reclassified all of our long-term debt to current at June 30, 2008.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.3 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $157,000, as of December 31, 2007 and will be reduced by and additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $491,000. As of June 30, 2008, there was no outstanding balance under the credit facility.

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

The composite interest rate on all of our outstanding debt was 7.44% at June 30, 2008 and 7.84% at June 30, 2007.

As we do not expect to meet our net after-tax net income covenant as of September 30, 2008, all of our debt amounts have been classified as current liabilities in our consolidated balance sheet as of June 30, 2008. However, the aggregate amounts of long-term debt contractual maturities as of June 30, 2008 were as follows (dollars in thousands):

2009	$1,455
2010	679
2011	146
2012	35
2013	35
Thereafter	380

$2,730

G. Income Taxes

The provision (benefit) for income taxes for the years ended June 30 consisted of the following (dollars in thousands):

	2008	2007
Current:
Federal	$(293)	$(65)
State	2	(54)
Foreign	295	96

	4	(23)

Deferred:
Federal	99	165
State	(33)	88

	66	253

Stock option benefit recorded to additional paid in capital	194	509

Provision for income taxes	$264	$739

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (dollars in thousands):

	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$3	$4
Accrued vacation expense	184	183
Tax credit carryforward	3	—
Allowance for inventories	292	686
Other, net	386	244
Deferred rent	283	344
Net operating loss carryforward	46	—

Total gross deferred tax assets	$1,197	$1,461
Deferred tax liabilities:
Accumulated depreciation and amortization	(180)	(453)

Deferred tax liabilities	(180)	(453)

Net deferred tax assets (liabilities)	$1,017	$1,008

At June 30, 2008, we had state tax net operating loss carryforwards of approximately $788,000. The state tax loss carryforwards will begin to expire in 2018, unless previously utilized.

During the fourth quarter of fiscal 2007, we reduced our tax contingency reserves by $422,000 after the Internal Revenue Service completed an audit of our fiscal 2005 tax return.

NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 20%. NAIE had net income of $1,181,000 for the fiscal year ended June 30, 2008. Undistributed earnings of NAIE amounted to approximately $5.6 million at June 30, 2007. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal taxes has been provided thereon.

A reconciliation of income taxes computed by applying the statutory federal income tax rate of 34% to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2008	2007
Income taxes computed at statutory federal income tax rate	$400	$1,172
State income taxes, net of federal income tax expense	(5)	148
Expenses not deductible for tax purposes	75	19
Foreign tax rate differential	(207)	(140)
Return to provision – difference	2	—
Tax contingency reserve reduction	—	(422)
Other	(1)	(38)

Income taxes as reported	$264	$739

Effective tax rate	22.5%	21.5%

H. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. Effective January 1, 2004, the plan was amended to require that we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. The total contributions under the plan charged to continuing operations totaled $266,000 for the fiscal year ended June 30, 2008 and $249,000 for fiscal 2007.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to continuing operations for these benefits totaled $968,000 for the fiscal year ended June 30, 2008 and $823,000 for fiscal 2007.

In December 1999, we adopted an employee stock purchase plan that initially provided for the issuance of up to 150,000 shares of our common stock. Since July 1, 2004, the number of shares available for purchase under the plan has increased by 25,000 each year on July 1 and will continue to increase by such amount each July 1 until determined otherwise by the Board of Directors. The plan is intended to qualify under Section 423 of the Code and is for the benefit of qualifying employees. Under the terms of the plan, participating employees may have up to 15% of their compensation withheld through payroll deductions to purchase shares of our common stock at 85% of the closing sale price for the stock as quoted on the Nasdaq Global Market on either the first or last trading day in the offering period, whichever is lower. As of June 30, 2008, 175,184 shares of common stock were issued pursuant to this plan and 74,816 shares were available for future issuance.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (dollars in thousands):

	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,549	$1,546
Interest cost	80	82
Actuarial (gain) loss	12	22
Benefits paid	(202)	(101)

Benefit obligation at end of year	$1,439	$1,549

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,473	$1,355
Actual return on plan assets	(81)	175
Employer contributions	50	44
Benefits paid	(202)	(101)

Fair value of plan assets at end of year	$1,240	$1,473

Reconciliation of Funded Status
Benefit obligation in excess of fair value of plan assets	$(198)	$(76)
Unrecognized net actuarial loss	454	260

Net amount recognized	$256	$184

Additional Minimum Liability Disclosures
Accrued benefit liability	$(198)	$(76)

The weighted-average rates used for the years ended June 30 in determining the projected benefit obligations for the defined benefit pension plan were as follows:

	2008	2007
Discount rate	5.50%	5.50%
Compensation increase rate	N/A	N/A

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit income for the fiscal years ended June 30 were as follows (dollars in thousands):

	2008	2007
Interest cost	$80	$82
Expected return on plan assets	(111)	(106)
Recognized actuarial loss	10	15

Net periodic benefit income	$(21)	$(9)

The following benefit payments are expected to be paid:

2009	$7
2010	13
2011	19
2012	24
2013	23
2014-2017	294

$380

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2008	2007
Discount rate	5.50%	5.50%
Expected long-term rate of return	8.00%	8.00%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2008	2007	Target Allocation
Equity securities	57%	63%	60%
Debt securities	40%	37%	40%
Cash and money market funds	3%	0%	0%

	100%	100%	100%

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

On June 29, 2007, the independent members of the Board of Directors approved the repurchase of 100,000 shares of our common stock from Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, his wife, their family limited partnership and related children’s trust, conditioned on a purchase price equal to a 10% discount from the closing price on such date. The repurchase was completed on July 6, 2007 at a total cost of $650,000.

Stock Option Plans

On December 6, 1999, our stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”). As of June 30, 2008, a total of 2.4 million shares of common stock are reserved under the 1999 Plan for issuance to our directors, officers, other employees, and consultants. Under the terms of the 1999 Plan, the aggregate number of shares of common stock that may be awarded is automatically increased on January 1st of each year, commencing January 1, 2000, by a number equal to the lesser of 2.5% of the total number of common shares then outstanding or 100,000 shares. The 1999 Plan has increased by 100,000 common shares on January 1 of each year from 2000 through 2007.

Grants under the 1999 Plan can be either incentive stock options or nonqualified stock options. Options granted under the 1999 Plan have either a five or a ten-year term.

Stock option activity for the two years ended June 30, 2008 was as follows:

	1999 Plan	Weighted Average Exercise Price
Outstanding at June 30, 2006	1,406,100	$5.54
Exercised	(388,305)	$4.61
Forfeited	(20,400)	$8.00
Granted	240,000	$8.89

Outstanding at June 30, 2007	1,237,395	$6.45
Exercised	(276,595)	$3.93
Forfeited	(48,000)	$8.24
Granted	225,000	$9.04

Outstanding at June 30, 2008	1,137,800	$7.50

Weighted-average remaining contractual life in years	2.48
Available for grant at June 30, 2008	379,652

The following is a further breakdown of the options outstanding at June 30, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00 - $3.02	54,000	$2.19	54,000	$2.19
$3.70 - $5.59	190,000	$5.19	190,000	$5.19
$6.50 - $7.93	350,800	$7.10	226,300	$6.89
$8.05 - $10.47	543,000	$9.10	270,900	$8.76

$2.00 - $10.47	1,137,800	$7.50	741,200	$6.80

Weighted-average remaining contractual life in years	2.48		1.65

J. Commitments

We lease a total of 164,800 square feet of our facilities from unaffiliated third parties under non-cancelable operating leases, including 162,000 square feet at our manufacturing facility in Vista, California and 2,800 square feet at our San Marcos, California facility. The lease for approximately 2,800 square feet at San Marcos terminates in December 2008. The lease on the Vista facility expires in March 2014.

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

RHL leases facility space in San Diego, California totaling approximately 16,000 square feet. We expect to vacate the facility on or about September 30, 2008 and relocate our remaining branded products business to our San Marcos facility. We will, however, remain obligated under the lease until May 2009.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2008 (dollars in thousands):

	2009	2010	2011	2012	2013	There- after	Total
Gross minimum rental commitments	$2,442	$2,351	$2,390	$2,430	$2,471	$3,728	$15,812
Sublease income commitments	(38)	—	—	—	—	—	(38)

	$2,404	$2,351	$2,390	$2,430	$2,471	$3,728	$15,774

Rental expense from continuing operations totaled $2.2 million for the fiscal year ended June 30, 2008 and $2.1 million for fiscal 2007. Rental expense was offset by sublease rental income in the amount of $53,000 in fiscal 2008 and $11,000 in fiscal 2007.

K. Foreign Currency Instruments

On July 6, 2006, we purchased 12 option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The 12 options expired monthly beginning August 2006 and ending July 2007. The option contracts had a notional amount of $8.9 million, a weighted average strike price of $1.24, and a purchase price of $103,000. The risk of loss associated with the options was limited to the purchase price paid for the option contracts. As of June 30, 2007, 11 of the options had expired. As of June 30, 2007, $7,000 of unrealized losses associated with previously sold options was recognized in cost of goods sold under the original monthly option contract expiration dates.

On January 18, 2007, we purchased three option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The three options expired monthly beginning August 2007 and ending October 2007. The option contracts had a notional amount of $1.9 million, a weighted average strike price of $1.24, and a purchase price of $12,000. The risk of loss associated with the options was limited to the purchase price paid for the option contracts.

On April 3, 2007, we purchased three option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The three options expired monthly beginning November 2007 and ending January 2008. The option contracts had a notional amount of $1.9 million, a weighted average strike price of $1.29, and a purchase price of $18,000. The risk of loss associated with the options was limited to the purchase price paid for the option contracts.

On August 14, 2007, we purchased three option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The three options expired monthly beginning February 2008 and ending April 2008. The option contracts had a notional amount of $1.9 million, a weighted average strike price of $1.29, and a purchase price of $10,000. The risk of loss associated with the options was limited to the purchase price paid for the option contracts.

On September 7, 2007, we purchased three option contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted transactions denominated in Euros. The three options expired monthly beginning May 2008 and ending July 2008. The option contracts had a notional amount of $1.9 million, a weighted average strike price of $1.29, and a purchase price of $12,000. The risk of loss associated with the options was limited to the purchase price paid for the option contracts.

For the fiscal years ended June 30, 2008 and 2007, approximately $68,000 and $219,000 was charged to income for option contracts expiring during the year.

L. Economic Dependency

We had substantial net sales from continuing operations to certain customers during the fiscal years ended June 30 shown in the following table. The loss of any of these customers, or a significant decline in sales or the growth rate of sales to these customers could have a material adverse impact on our net sales and net income from continuing operations. Net sales from continuing operations to any one customer representing 10% or more of the respective year’s total net sales for the two years ended June 30 were as follows (dollars in thousands):

	2008		2007
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$39,927	49%	$38,786	45%
Customer 2	27,821	34%	29,822	34%

	$67,748	83%	$68,608	79%

Accounts receivable from these customers totaled $5.4 million at June 30, 2008 and $3.2 million at June 30, 2007.

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. During fiscal 2008, approximately 31% of our total raw material purchases were from two suppliers. Accounts payable to these suppliers were $437,000 at June 30, 2008. No other supplier comprised 10% or more of our raw material purchases for the year ended June 30, 2008.

M. Contingencies

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

As of September 17, 2008, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

N. Segment Information

Our business consists of two segments, as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, identified as private label contract manufacturing, which primarily provides private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and branded products, which markets and distributes branded nutritional supplements.

During the fourth quarter of fiscal 2008 we undertook a careful review of our branded products portfolio and operations. As a result of this review we decided, to narrow our branded product focus and portfolio, which we expect to significantly improve our overall profitability and allow us to better pursue our growth strategies. As a result, we developed and approved a plan to sell the legacy RHL business prior to the end of the current fiscal year.

More specifically, on August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2,000,000. The purchase price was subject to certain post-closing adjustments based on a final accounting of the value of the assets sold to and the liabilities assumed by the buyer at the closing. As a result of the post-closing review, the purchase price was increased by $299,000, resulting in an aggregate purchase price of $2,299,000. We intend to market for sale legacy RHL’s remaining business operations during fiscal 2009, with the exception of our Pathway to Healing® product line. As the plan to dispose of the legacy RHL business met the criteria of Statements of Financial Accounting Standards No. 144, Accounting for the Disposal of Long-lived Assets (SFAS 144), the current and prior periods presented in this report on Form 10K have been reclassified to reflect the legacy RHL business as discontinued operations.

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

Our operating results by business segment for the years ended June 30 were as follows (dollars in thousands):

	2008	2007
Net Sales
Private label contract manufacturing	$77,850	$80,732
Branded products	3,905	5,834

	$81,755	$86,566

	2008	2007
Operating Income from Continuing Operations
Private label contract manufacturing	$8,166	$10,315
Branded products	400	225

Income from operations of reportable segments	8,566	10,540
Corporate expenses not allocated to segments	(7,492)	(6,774)

	$1,074	$3,766

2008
Total Assets
Private label contract manufacturing	$40,569
Branded products	62

$40,631

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Asia. Our primary market outside the United States is Europe. Our branded products are only sold in the United States.

Net sales by geographic region, based upon the customers’ location, for the two years ended June 30 were as follows (dollars in thousands):

	2008	2007
United States	$57,597	$65,746
Markets outside the United States	24,158	20,820

Total net sales	$81,755	$86,566

Products manufactured by NAIE accounted for 52% of net sales in markets outside the United States in fiscal 2008 and 45% in fiscal 2007. No products manufactured by NAIE were sold in the United States during the fiscal years ended June 30, 2008 and 2007.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (dollars in thousands):

2008	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$11,473	$33,196	$1,232
Europe	1,781	7,435	140

	$13,254	$40,631	$1,372

2007	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$12,687	$33,891	$1,328
Europe	1,965	5,887	1,048

	$14,652	$39,778	$2,376

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on such evaluation, which included a determination that the material weakness in internal control over financial reporting regarding our annual goodwill impairment analysis that existed as of June 30, 2007 and was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 had been remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of June 30, 2008.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2008. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of June 30, 2008 based on those criteria issued by COSO.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this report.

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter ended June 30, 2008, we implemented certain processes designed to remediate the material weakness in internal control over financial reporting regarding our annual goodwill impairment analysis that existed as of June 30, 2007 and was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Specifically, we identified and implemented processes to develop and support the forecasts and plans necessary to complete our annual goodwill impairment analysis in a timely manner and, as a result, were able to timely complete our goodwill impairment analysis for the fiscal year ended June 30, 2008. There were no other changes to our internal controls during the fourth quarter ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal controls.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information for this item is incorporated by reference to the sections “Our Board of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 5, 2008, to be filed on or before October 28, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information for this item is incorporated by reference to the sections “Director Compensation” and “Executive Officer Compensation” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 5, 2008, to be filed on or before October 28, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this item is incorporated by reference to the sections “Stock Holdings of Certain Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 5, 2008, to be filed on or before October 28, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information for this item is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Our Board of Directors – Independence” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 5, 2008, to be filed on or before October 28, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information for this item is incorporated by reference to the sections “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Polices and Procedures” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 5, 2008, to be filed on or before October 28, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2008 and 2007;

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2008 and 2007;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2008 and 2007;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007; and

•	Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

3(iii)	Amendment to the By-laws of Natural Alternatives International, Inc. effective as of June 29, 2007	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated June 29, 2007, filed with the commission on July 6, 2007

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver*	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.9	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.10	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.11	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.12	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.13	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.14	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.15	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.16	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.17	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.18	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.19	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.20	Employment Agreement effective as of December 5, 2005, by and between RHL and John F. Dullea*	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.21	Lease of RHL Facilities in San Diego, California between RHL and Lessor dated February 5, 2003	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.22	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.23	Patent License Agreement by and between Unither Pharma, Inc. and RHL dated May 1, 2002	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.24	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.25	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.26	Letter amendment to Lease of RHL Facilities in San Diego, California between RHL and Lessor dated January 10, 2006	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.27	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.28	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.29	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.30	Standard Sublease Multi-Tenant by and between J. Gelt Corporation dba Casa Pacifica and RHL (lease reference date March 6, 2006)	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.31	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.32	Employment Agreement effective as of November 20, 2006, by and between NAI and Alvin McCurdy*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated November 20, 2006, filed with the commission on November 21, 2006

10.33	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.34	Sublease Contract for facilities in Manno, Switzerland, between NAIE and Vertime SA effective as of April 1, 2007 (portions of the Sublease Contract have been omitted pursuant to a request for confidential treatment) (English translation)	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 14, 2007

10.35	Second Amendment to License Agreement Amending The First Amendment Dated March 17, 2001 to License Agreement Dated April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI dated as of March 26, 2007	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.36	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.37	Settlement Agreement and Release of Claims and Rights between NAI and DHL Express, Inc. dated April 16, 2007	Exhibit 10.42 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.38	Consulting Agreement effective as of July 1, 2007, by and between Dr. John A. Wise and NAI	Exhibit 10.44 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the commission on October 15, 2007.

10.39	Fifth Amendment to Credit Agreement dated as of November 1, 2007, and entered into on December 18, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.40	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $7,500,000	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.41	Separation Agreement and General Release of Claims effective as of November 27, 2007, by and between NAI and John Reaves	Exhibit 10.42 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.42	Employment Agreement effective as of February 11, 2008, by and between NAI and Kenneth Wolf*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 11, 2008, filed with the commission on February 14, 2008

10.43	Asset Purchase Agreement by and between RHL and Miles Kimball Company dated August 4, 2008	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated August 4, 2008, filed with the commission on August 8, 2008

10.44	First Amendment to the Amended and Restated Employment Agreement dated January 30, 2004 by and between NAI and Randell Weaver, entered into effective as of June 28, 2008*	Filed herewith

10.45	First Amendment to Employment Agreement dated November 20, 2006 by and between NAI and Alvin McCurdy, entered into effective as of June 28, 2008*	Filed herewith

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 2008

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux (Mark A. LeDoux)	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	September 22, 2008

/s/ Ken Wolf (Ken Wolf)	Chief Financial Officer (principal financial officer and principal accounting officer)	September 22, 2008

/s/ Joe E. Davis	Director	September 22, 2008
(Joe E. Davis)

/s/ Alan G. Dunn	Director	September 22, 2008
(Alan G. Dunn)

/s/ Alan J. Lane	Director	September 22, 2008
(Alan J. Lane)

/s/ Lee G. Weldon	Director	September 22, 2008
(Lee G. Weldon)