Form 10-Q
period 2008-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2008-11-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 13, 2008, 7,060,940 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•

future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, goodwill valuation and other financial items;

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30, 2008	June 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,066	$3,518
Certificate of deposit	699	—
Accounts receivable - less allowance for doubtful accounts of $17 at September 30, 2008 and June 30, 2008	3,881	6,401
Inventories, net	15,842	14,135
Deferred income taxes	746	746
Income tax receivable	2,189	1,354
Prepaids and other current assets	1,195	1,223
Current assets of discontinued operations	2,908	6,379

Total current assets	30,526	33,756

Property and equipment, net	13,566	12,823
Deferred income taxes	271	271
Other noncurrent assets, net	160	160

Total assets	$44,523	$47,010

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,348	$7,245
Accrued liabilities	1,092	1,048
Accrued compensation and employee benefits	1,581	1,332
Income taxes payable	356	409
Line of credit	595	—
Current portion of long-term debt	2,363	2,730
Current liabilities of discontinued operations	2,121	2,882

Total current liabilities	14,456	15,646

Deferred rent	1,139	1,164
Long-term pension liability	211	198

Total liabilities	15,806	17,008

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 500,000 shares authorized; none issued or Outstanding	—	—
Common stock; $0.01 par value; 20,000,000 shares authorized; issued and outstanding 7,222,604 at September 30, 2008 and 7,210,937 at June 30, 2008	71	71
Additional paid-in capital	18,597	18,485
Accumulated other comprehensive loss	(261)	(261)
Retained earnings	11,409	12,806
Treasury stock, at cost, 180,941 shares at September 30, 2008 and June 30, 2008	(1,099)	(1,099)

Total stockholders’ equity	28,717	30,002

Total liabilities and stockholders’ equity	$44,523	$47,010

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Net sales	$19,526	$22,885
Cost of goods sold	17,126	18,945

Gross profit	2,400	3,940
Selling, general & administrative expenses	2,618	2,892

Operating (loss) income from continuing operations	(218)	1,048
Other income (expense):
Interest income	5	2
Interest expense	(43)	(143)
Foreign exchange (loss) gain	(299)	102
Other, net	24	28

	(313)	(11)

(Loss) income from continuing operations before income taxes	(531)	1,037
(Benefit) provision for income taxes	(182)	286

(Loss) income from continuing operations	(349)	751
Loss from discontinued operations, net of tax	(1,048)	(328)

Net (loss) income	$(1,397)	$423

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	7

Comprehensive (loss) income	$(1,397)	$430

Net (loss) income per common share:
Basic:
Continuing operations	$(0.05)	$0.11
Discontinued operations	(0.15)	(0.05)

Net (loss) income	$(0.20)	$0.06

Diluted:
Continuing operations	$(0.05)	$0.11
Discontinued operations	(0.15)	(0.05)

Net (loss) income	$(0.20)	$0.06

Weighted average common shares outstanding:
Basic	7,033,213	6,914,114
Diluted	7,033,213	7,021,691

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities
(Loss) income before discontinued operations	$(349)	$751
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	789	754
Non-cash compensation	69	95
Tax benefit from exercise of stock options	(17)	(64)
Deferred income taxes	—	226
Pension expense, net of contributions	13	12
Loss on disposal of assets	8	—
Changes in operating assets and liabilities:
Accounts receivable	2,521	(1,530)
Inventories, net	(1,707)	235
Other assets	27	(129)
Accounts payable and accrued liabilities	(878)	(883)
Income taxes payable	(871)	600
Accrued compensation and employee benefits	249	(163)

Net cash used by operating activities from continuing operations	(146)	(96)
Net cash provided by operating activities from discontinued operations	(494)	124

Net cash (used in) provided by operating activities	(640)	28

Cash flows from investing activities
Capital expenditures	(1,540)	(325)
Purchase of certificate of deposit	(699)	—

Net cash used by investing activities from continuing operations	(2,239)	(325)
Net cash provided by (used in) investing activities from discontinued operations, including proceeds from the sale of As We Change	2,155	(1)

Net cash used by investing activities	(84)	(326)

Cash flows from financing activities
Net borrowings on line of credit	595	41
Payments on long-term debt	(366)	(441)
Tax benefit from exercise of stock options	17	64
Repurchase of common stock	—	(724)
Proceeds from issuance of common stock	26	328

Net cash provided by (used in) financing activities	272	(732)

Net decrease in cash and cash equivalents	(452)	(1,030)
Cash and cash equivalents at beginning of period	3,518	4,095

Cash and cash equivalents at end of period	$3,066	$3,065

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$49	$133

Taxes	$60	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (“2008 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2008 Annual Report unless otherwise noted below.

Net (Loss) Income per Common Share

We compute net income per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement requires the presentation of basic income per common share, using the weighted average number of common shares outstanding during the period, and diluted net income per common share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,
	2008	2007
Numerator
Net (loss) income	$(1,397)	$423

Denominator
Basic weighted average common shares outstanding	7,033	6,914
Dilutive effect of stock options	—	108

Diluted weighted average common shares outstanding	7,033	7,022

Basic net (loss) income per common share	$(0.20)	$0.06

Diluted net (loss) income per common share	$(0.20)	$0.06

Shares related to stock options totalling 679,500 for the three months ended September 30, 2008, and 527,000 for the three months ended September 30, 2007, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Stock-Based Compensation

We have an equity incentive plan under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also have an employee stock purchase plan. Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized (a) for all stock-based awards granted before, but not yet vested as of, July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) for all stock-based awards granted after July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for periods before implementation of SFAS 123R have not been restated.

We estimated the fair value of the stock option awards at the date of grant and employee stock purchase plan shares at the beginning of the offering period using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Black-Scholes uses assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities used in the model are based mainly on the historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of stock option grants is derived from historical experience. Our operating income was reduced by stock based compensation expense of approximately $69,000 for the three months ended September 30, 2008, and $95,000 for the three months ended September 30, 2007.

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

As of September 30, 2008 and June 30, 2008, we had unrecognized tax liabilities of $47,000. The total amount of unrecognized tax liabilities, if recognized, would not materially affect the effective tax rate.

We are subject to taxation in the United States, Switzerland and various state jurisdictions. Our tax years for fiscal year ended June 30, 2006 and forward are subject to examination by the United States and state tax authorities and our tax years for the fiscal year ended June 30, 2007 and forward are subject to examination by the Switzerland tax authorities.

Adoption of New Accounting Standards

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157) for its financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 on July 1, 2008 did not have any effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159), effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings for each reporting period. The adoption of SFAS 159 on July 1, 2008 did not have any effect on the Company’s consolidated financial statements as the Company did not elect any eligible items for fair value measurement.

B. Discontinued Operations

On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2,000,000. The purchase price was subject to certain post-closing adjustments based on a final accounting of the value of the assets sold to and the liabilities assumed by the buyer at the closing. As a result of the post-closing review, the purchase price was increased by $299,000, resulting in an aggregate purchase price of $2,299,000. We recorded a loss, net of tax, of $148,000 as a result of this sale and we recognized $221,000 in severance and related payroll costs during the three months ended September 30, 2008.

We intend to market for sale legacy RHL’s remaining business operations during fiscal 2009, with the exception of our Pathway to Healing® product line. As the plan to dispose of the legacy RHL business met the criteria of SFAS No. 144, Accounting for the Disposal of Long-lived Assets (SFAS 144), the current and prior periods presented in this report have been reclassified to reflect the legacy RHL business as discontinued operations.

As a result of our decision to sell the legacy RHL business, we also initiated an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. This operational consolidation program was substantially complete as of September 30, 2008 and resulted in a charge to discontinued operations of $630,000 in severance and other business related exit costs.

The following table presents the activity and the reserve balances related to these restructuring programs for the three months ended September 30, 2008 (dollars in thousands):

	Charges to Expense	Cash Payments	Balance at September 30, 2008
Employee termination costs	$720	$(14)	$706
Lease liabilities and related facility closure costs	131	—	131

Total	$851	$(14)	$837

Accrued restructuring charges:
Current portion – continuing operations			$451
Discontinued operations			386

Total			$837

The following table summarizes the results of the legacy RHL business for the three months ended September 30 (dollars in thousands):

	2008	2007
Net sales	$1,374	$2,636
Cost of goods sold and operating expenses	1,967	3,014
Restructuring expenses	851	—
Loss on the sale of As We Change®	226	—
Other (income) expense	(1)	18

Loss before income taxes	(1,669)	(396)
Income tax benefit	(621)	(68)

Loss from discontinued operations	$(1,048)	$(328)

Assets and liabilities of the legacy RHL business included in the Condensed Consolidated Balance Sheets are summarized as follows (dollars in thousands):

	September 30, 2008	June 30, 2008
Assets
Cash	$84	$575
Accounts receivable, net	296	349
Inventory, net	360	805
Other current assets	13	204
Deferred income tax asset	80	80
Plant and equipment, net	—	351
Goodwill and intangible assets	2,075	4,015

Total assets	$2,908	$6,379

Liabilities
Accounts payable	$—	$678
Accrued liabilities	963	1,046
Deferred income tax liability	1,158	1,158

Total liabilities	2,121	2,882

Net assets of discontinued operations	$787	$3,497

C. Inventories

Inventories, net consisted of the following (dollars in thousands):

	September 30, 2008	June 30, 2008
Raw materials	$11,730	$10,428
Work in progress	3,503	2,517
Finished goods	1,684	1,997
Reserves	(1,075)	(807)

	$15,842	$14,135

D. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	September 30, 2008	June 30, 2008
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,727	2,723
Machinery and equipment	3 – 12	21,307	19,963
Office equipment and furniture	3 – 5	3,811	3,774
Vehicles	3	204	204
Leasehold improvements	1 – 15	10,340	10,283

Total property and equipment		38,782	37,340
Less: accumulated depreciation and amortization		(25,216)	(24,517)

Property and equipment, net		$13,566	$12,823

E. Debt

We have a bank credit facility of $9.9 million, comprised of a $7.5 million working capital line of credit and $2.4 million in outstanding term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of September 30, 2008 the outstanding balances on the term loans consisted of a $300,000, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $600,000, 10 year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $200,000, five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $1.3 million, four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. As of September 30, 2008, we had $595,000 outstanding on the working capital line of credit. Monthly payments on the term loans are approximately $121,000 plus interest.

On January 24, 2007, we amended our credit facility to extend the maturity date for the working capital line of credit from November 1, 2007 to November 1, 2008, and maintain the ratio of total liabilities/tangible net worth covenant at 1.25/1.0 for the remainder of the term of the credit facility.

On December 18, 2007, we further amended our credit facility to (i) extend the maturity date for the working capital line of credit from November 1, 2008 to November 1, 2009; (ii) reduce the maximum principal amount available under the working capital line of credit from $12.0 million to $7.5 million; (iii) reduce the maximum borrowings against inventory from $6.0 million to $3.75 million, provided any such borrowings do not at any time exceed eligible accounts receivable; and (iv) extend the availability of the Foreign Exchange Facility from November 1, 2007 to November 1, 2008 and the allowable contract term thereunder from November 1, 2008 to November 1, 2009. We are currently in discussions with the lender to extend the availability of our Foreign Exchange Facility.

As of September 30, 2008 and June 30, 2008, we were not in compliance with our quarterly net income financial covenant under our credit facility, which requires quarterly net income after taxes of at least $1.00. We were also not in compliance with our quarterly fixed charge coverage ratio as of September 30, 2008, which requires a quarterly fixed charge coverage ratio of no less than 1.25 to 1.0. Additionally, we were not in compliance with our annual net income financial covenant as of June 30, 2008, which required an annual fiscal year net income of at least $750,000. Our lender agreed to waive its default rights as a result of these covenant violations as of September 30, 2008, for a $25,000 waiver fee, and as of June 30, 2008. We anticipate a net after-tax loss during the second quarter of fiscal 2009 related to an expected increase in operating costs, unfavorable foreign currency fluctuations and additional severance and other exit costs associated with discontinuing our RHL operations. As a result, we do not expect to meet our net after-tax income covenant as of December 31, 2008. If we fail to meet this covenant, we intend to request a waiver from our lender but there is no assurance when or if or on what terms a waiver will be provided. Therefore, in accordance with SFAS No. 78, Classification of Obligations that are Callable by the Creditor (SFAS 78), we have reclassified all of our long-term debt to current at September 30, 2008 and June 30, 2008.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.2 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $146,000, as of December 31, 2007 and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $456,000. As of September 30, 2008, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $912), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

The composite interest rate on all of our outstanding debt was 5.75% at September 30, 2008 and 8.25% at September 30, 2007.

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

The components included in the net periodic benefit for the periods ended September 30 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2008	2007
Interest cost	$20	$21
Expected return on plan assets	(7)	(27)

Net periodic benefit	$(13)	$(6)

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

	Three Months Ended September 30,
	2008			2007
	Net Sales by Customer		% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$5,401		28%	$9,175	40%
Customer 2	9,872		50	8,732	38
Customer 3	(a	)	(a )	2,747	12

	$15,273		78%	$20,654	90%

(a)	Net sales were less than 10% of the period’s total net sales.

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$1,768	17%	$3,319	26%
Supplier 2	1,079	10	2,122	16

	$2,847	27%	$5,441	42%

H. Segment Information

Our business consists of two segments, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, identified as private label contract manufacturing, which primarily provides private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and branded products, which markets and distributes branded nutritional supplements.

During the fourth quarter of fiscal 2008 we undertook a careful review of our branded products portfolio and operations. As a result of this review we decided to narrow our branded products focus and portfolio, which we expect to significantly improve our overall profitability and allow us to better pursue our growth strategies. As a result, before the end of fiscal 2008, we developed and approved a plan to sell the legacy RHL business.

On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2,000,000. The purchase price was subject to certain post-closing adjustments based on a final accounting of the value of the assets sold to and the liabilities assumed by the buyer at the closing. As a result of the post-closing review, the purchase price was increased by $299,000, resulting in an aggregate purchase price of $2,299,000. We recorded a loss, net of tax, of $148,000 as a result of this sale and we recognized $221,000 in severance and related payroll costs during the three months ended September 30, 2008.

We intend to market for sale legacy RHL’s remaining business operations during fiscal 2009, with the exception of our Pathway to Healing® product line. As the plan to dispose of the legacy RHL business met the criteria of SFAS 144, the current and prior periods presented in this report have been reclassified to reflect the legacy RHL business as discontinued operations.

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, and other corporate level related expenses, which are not allocated to either segment. The accounting policies of our segments are the same as those described in Note A above and in the consolidated financial statements included in our 2008 Annual Report.

Our operating results by business segment were as follows (dollars in thousands):

	Three Months Ended September 30,
	2008	2007
Net Sales
Private label contract manufacturing	$18,742	$21,819
Branded products	784	1,066

	$19,526	$22,885

	Three Months Ended September 30,
	2008	2007
Income from Continuing Operations
Private label contract manufacturing	$1,468	$2,719
Branded products	50	145

Income from operations of reportable segments	1,518	2,864

Corporate expenses not allocated to segments	(1,736)	(1,816)

	$(218)	$1,048

	September 30, 2008	June 30, 2008
Total Assets
Private label contract manufacturing	$41,538	$40,569
Branded products	77	62

	$41,615	$40,631

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe. Our branded products are sold only in the United States.

Net sales by geographic region, based on the customers’ location, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2008	2007
United States	$13,193	$16,606
Markets outside the United States	6,333	6,279

Total net sales	$19,526	$22,885

Products manufactured by NAIE accounted for 55% of net sales in markets outside the United States for the three months ended September 30, 2008, and 38% for the three months ended September 30, 2007. No products manufactured by NAIE were sold in the United States during the three months ended September 30, 2008 and 2007.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (dollars in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Three Months Ended
	September 30, 2008	June 30, 2008	September 30, 2008	June 30, 2008	September 30, 2008	September 30, 2007
United States	$12,218	$11,473	$34,354	$33,196	$1,439	$297
Europe	1,779	1,781	7,261	7,435	101	28

	$13,997	$13,254	$41,615	$40,631	$1,540	$325

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

As of November 13, 2008, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2008. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2008 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales both by developing relationships with additional, quality-oriented, private label contract manufacturing customers and developing and growing our own line of branded products. In connection with our efforts to develop and grow our own line of branded products, we have determined to refine the types of products on which we will focus our efforts and in doing so have elected to discontinue certain of our branded products initiatives as described below.

During the fourth quarter of fiscal 2008, in an effort to enhance stockholder value, improve working capital and enable us to focus on our core contract manufacturing business, we elected to narrow our branded products focus and developed a plan to sell the legacy RHL business. On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2,000,000. The purchase price was subject to certain post-closing adjustments based on a final accounting of the value of the assets sold to and the liabilities assumed by the buyer at the closing. As a result of the post-closing review, the purchase price was increased by $299,000, resulting in an aggregate purchase price of $2,299,000. We recorded a loss, net of tax, of $148,000 as a result of this sale and recognized $221,000 in severance and related payroll costs during the three months ended September 30, 2008. We intend to market for sale legacy RHL’s remaining business operations during fiscal 2009, with the exception of our Pathway to Healing® product line. The financial information presented in this report has been reclassified to reflect the legacy RHL business as discontinued operations.

As a result of our decision to sell the legacy RHL business, we also initiated an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. This operational consolidation program was substantially complete as of September 30, 2008 and resulted in a charge to discontinued operations of $630,000 in severance and other business related exit costs.

During the first quarter of fiscal 2009, our net sales from continuing operations were 14.7% lower than in the first quarter of fiscal 2008. Private label contract manufacturing sales declined 14.1% due to lower volumes of existing products in existing markets sold to one of our largest customers along with the impact of unfavorable foreign currency fluctuations . This decline was partially offset by an increase in sales to one of our other largest customers and sales to new customers. Net sales from our branded products declined 26.5% in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 due to the continued softening of our Pathway to Healing® product line.

Our revenue concentration risk for our two largest customers remained constant at 78% as a percentage of our total sales from continuing operations for the first quarter of fiscal 2009 and the comparable prior year period. We expect our contract manufacturing revenue concentration percentage for our two largest customers to remain consistent for the remainder of fiscal 2009.

During fiscal 2008 and continuing through the first quarter of fiscal 2009, we invested substantial time and incurred substantial costs associated with hiring and training new quality assurance and other manufacturing support personnel, increased testing activity, and documentation and validation processes related to our Good Manufacturing Practices (GMPs) compliance programs. These additional expenses negatively impacted our operating income from continuing operations during these periods and we expect this trend to contuinue until we increase the volume of our private label business sufficiently to offset our higher fixed overhead structure. Although the cost of GMP compliance is significant, we believe our commitment to quality and our steadfast support of the FDA mandated GMPs makes us well positioned to operate within the higher standards of the Food and Drug Administration’s GMPs and differentiates us from our competitors.

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

Looking forward, as a result of the uncertain near-term economic conditions including unfavorable currency markets, we expect reduced net sales from our branded products business and higher operating costs related to our GMPs compliance programs in the second quarter of fiscal 2009, as compared to the second quarter in fiscal 2008. The anticipated increased operating expenses, unfavorable foreign currency fluctuations, and additional severance and other exit costs associated with discontinuing our RHL operations are expected to result in a net operating loss from continuing operations during the second quarter of fiscal 2009.

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

Our critical accounting policies are discussed under Item 7 of our 2008 Annual Report. There have been no significant changes to these policies during the three months ended September 30, 2008.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30, 2008		September 30, 2007		Increase (Decrease)
Private label contract manufacturing	$18,742	96%	$21,819	95%	$(3,077)	(14)%
Branded products	784	4%	1,066	5%	(282)	(26)%

Total net sales	19,526	100%	22,885	100%	(3,359)	(15)%
Cost of goods sold	17,126	88%	18,945	83%	(1,819)	(10)%

Gross profit	2,400	12%	3,940	17%	(1,540)	(39)%
Selling, general & administrative expenses	2,618	13%	2,892	13%	(274)	(9)%

Operating (loss) income from continuing operations	(218)	(1)%	1,048	4%	(1,266)	(121)%
Other expenses, net	313	2%	11	0%	302	2,745%

(Loss) income from continuing operations before income taxes	(531)	(3)%	1,037	4%	(1,568)	(151)%
Income tax (benefit) expense	(182)	(1)%	286	1%	(468)	(164)%

(Loss) income from continuing operations	(349)	(2)%	751	3%	(1,100)	(146)%
Loss from discontinued operations, net of tax	(1,048)	(5)%	(328)	(1)%	(720)	(220)%

Net loss	$(1,397)	(7)%	$423	2%	$(1,820)	(430)%

The percentage decrease in private label contract manufacturing net sales was attributed to the following:

Mannatech, Incorporated (1)	(18)%
NSA International, Inc. (2)	5
Other customers (3)	(1)

Total	(14)%

1	Net sales to Mannatech, Incorporated decreased primarily as a result of lower volumes of established products in existing markets along with a shift in sales mix to lower priced products.
2	The increase in net sales to NSA International, Inc. included an increase in international sales of 51.9% partially offset by a decline in domestic sales of 1.2%.
3	The decrease in net sales to other customers was primarily related to the timing of shipments during the first quarter of fiscal 2009 as compared to the prior year.

Net sales from our branded products segment decreased 26% during the the first quarter of fiscal 2009 due primarily to the continuing impact of the cessation of the Dr. Cherry weekly television program in April 2007, which had served as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Gross profit margin decreased 5.0 percentage points primarily due to the following:

Contract manufacturing:
Shift in sales mix	0.9%
Incremental overhead expenses	(2.2)
Incremental direct and indirect labor	(4.0)
Branded products operations	0.3

Total	(5.0)%

Private label contract manufacturing gross profit margin declined 4.9 percentage points to 10.4% in the first quarter of fiscal 2009 compared to 15.3% in the first quarter of fiscal 2008. The decrease in gross profit as a percentage of sales was primarily due to higher per unit private label manufacturing costs associated with lower production levels, increased manufacturing labor and overhead expenses related to implementing newly required GMPs, increased product testing costs associated with new product offerings and the impact of unfavorable foreign currency exchange rates associated with our international sales. These decreases were partially offset by a favorable sales mix shift to higher margin product sales.

Branded products gross profit margin increased 1.7 percentage points to 58.6% in the first quarter of fiscal 2009 from 56.9% in the first quarter of fiscal 2008 due to a favorable sales mix and lower sales discounts and returns.

Selling, general and administrative expenses from continuing operations decreased $274,000, or 9%, during the first quarter of fiscal 2009 as compared to the same period in the prior fiscal year primarily due to a reduction in research and development costs, business insurance expense and decreased direct-to-consumer operating costs primarily associated with lower marketing and advertising expenses, employee compensation costs and call center and fulfillment expenses.

Other expenses, net increased $302,000 during the first quarter of fiscal 2009 as compared to the same period in the prior fiscal year primarily due to $401,000 in unfavorable foreign currency exchange losses associated with the weakening of the Euro and the related impact on the translation of Euro denominated cash and receivables partially offset by a $100,000 reduction in interest expense associated with lower borrowings and interest rates during the first quarter of fiscal 2009.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used by operating activities was $640,000 for the three months ended September 30, 2008 compared to net cash provided by operating activities of $28,000 in the comparable quarter last year.

At September 30, 2008, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $2.5 million in cash during the three months ended September 30, 2008 compared to $1.5 million of cash used in the comparable prior year quarter. Cash provided by accounts receivable during the quarter ended September 30, 2008 was the result of lower sales and increased collections of prior period accounts receivable as compared to the comparable prior year quarter. Days sales outstanding was 24 days during the three months ended September 30, 2008 compared to 23 days in the comparable quarter last year.

Approximately $540,000 of our operating cash flow was generated by NAIE in the three months ended September 30, 2008. As of September 30, 2008, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash used in investing activities in the three months ended September 30, 2008 was $84,000 compared to $326,000 in the comparable quarter last year. Capital expenditures were $1.5 million during the three months ended September 30, 2008 compared to $325,000 in the comparable quarter last year. Capital expenditures for both years were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities. Additionally, during the three months ended September 30, 2008, we invested $699,000 in a six month certificate of deposit and we received $2.2 million in proceeds related to the sale of our As We Change business.

Our consolidated debt increased to $3.0 at September 30, 2008 from $2.7 million at June 30, 2008 primarily due to borrowings on our working capital line of credit offset by payments on our term loans.

We have a bank credit facility of $9.9 million, comprised of a $7.5 million working capital line of credit and $2.4 million in outstanding term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has an interest rate of Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of September 30, 2008 the outstanding balances on the term loans consisted of a $300,000, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $600,000, 10 year term loan with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $200,000, five year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $1.3 million, four year term loan, secured by equipment, at an interest rate of LIBOR plus 2.10%. As of September 30, 2008, we had $595,000 outstanding on the working capital line of credit. Monthly payments on the term loans are approximately $121,000 plus interest.

On January 24, 2007, we amended our credit facility to extend the maturity date for the working capital line of credit from November 1, 2007 to November 1, 2008, and maintain the ratio of total liabilities/tangible net worth covenant at 1.25/1.0 for the remainder of the term of the credit facility.

On December 18, 2007, we further amended our credit facility to (i) extend the maturity date for the working capital line of credit from November 1, 2008 to November 1, 2009; (ii) reduce the maximum principal amount available under the working capital line of credit from $12.0 million to $7.5 million; (iii) reduce the maximum borrowings against inventory from $6.0 million to $3.75 million, provided any such borrowings do not at any time exceed eligible accounts receivable; and (iv) extend the availability of the Foreign Exchange Facility from November 1, 2007 to November 1, 2008 and the allowable contract term thereunder from November 1, 2008 to November 1, 2009. We are currently in discussions with the lender to extend the availability of our Foreign Exchange Facility.

As of September 30, 2008 and June 30, 2008, we were not in compliance with our quarterly net income financial covenant under our credit facility, which requires quarterly net income after taxes of at least $1.00. We were also not in compliance with our quarterly fixed charge coverage ratio as of September 30, 2008, which requires a quarterly fixed charge coverage ratio of no less than 1.25 to

1.0. Additionally, we were not in compliance with our annual net income financial covenant as of June 30, 2008, which required an annual fiscal year net income of at least $750,000. Our lender agreed to waive its default rights as a result of these covenant violations as of September 30, 2008, for a $25,000 waiver fee, and as of June 30, 2008. We anticipate a net after-tax loss during the second quarter of fiscal 2009 related to an expected increase in operating costs, unfavorable foreign currency fluctuations and additional severance and other exit costs associated with discontinuing our RHL operations. As a result, we do not expect to meet our net after-tax income covenant as of December 31, 2008. If we fail to meet this covenant, we intend to request a waiver from our lender but there is no assurance when or if or on what terms a waiver will be provided. Therefore, in accordance with SFAS No. 78, Classification of Obligations that are Callable by the Creditor (SFAS 78), we have reclassified all of our long-term debt to current at September 30, 2008 and June 30, 2008.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.2 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $146,000, as of December 31, 2007 and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $456,000. As of September 30, 2008, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $912), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of September 30, 2008, we had $3.1 million in cash and cash equivalents and $6.6 million available under our working line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed under Item 7 of our 2008 Annual Report. As of September 30, 2008, other than the pronouncements discussed in our 2008 Annual Report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2008.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 13, 2008, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described under Item 1A of our 2008 Annual Report, as well as the other information in our 2008 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	By-laws of Natural Alternatives International, Inc. dated as of December 21, 1990	NAI’s Registration Statement on Form S-1 (File No. 33-44292) filed with the commission on December 21, 1992

3(iii)	Amendment to the By-laws of Natural Alternatives International, Inc. effective as of June 29, 2007	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated June 29, 2007, filed with the commission on July 6, 2007

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver*	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.9	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.10	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.11	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.12	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.13	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.14	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.15	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.16	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.17	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

Exhibit Number	Description	Incorporated By Reference To
10.18	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.19	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.20	Employment Agreement effective as of December 5, 2005, by and between RHL and John F. Dullea*	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.21	Lease of RHL Facilities in San Diego, California between RHL and Lessor dated February 5, 2003	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.22	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.23	Patent License Agreement by and between Unither Pharma, Inc. and RHL dated May 1, 2002	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.24	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.25	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.26	Letter amendment to Lease of RHL Facilities in San Diego, California between RHL and Lessor dated January 10, 2006	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.27	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.28	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.29	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.30	Standard Sublease Multi-Tenant by and between J. Gelt Corporation dba Casa Pacifica and RHL (lease reference date March 6, 2006)	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.31	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

Exhibit Number	Description	Incorporated By Reference To
10.32	Employment Agreement effective as of November 20, 2006, by and between NAI and Alvin McCurdy*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated November 20, 2006, filed with the commission on November 21, 2006

10.33	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.34	Sublease Contract for facilities in Manno, Switzerland, between NAIE and Vertime SA effective as of April 1, 2007 (portions of the Sublease Contract have been omitted pursuant to a request for confidential treatment) (English translation)	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 14, 2007

10.35	Second Amendment to License Agreement Amending The First Amendment Dated March 17, 2001 to License Agreement Dated April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI dated as of March 26, 2007	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.36	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.37	Consulting Agreement effective as of July 1, 2007, by and between Dr. John A. Wise and NAI	Exhibit 10.44 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the commission on October 15, 2007

10.38	Fifth Amendment to Credit Agreement dated as of November 1, 2007, and entered into on December 18, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.39	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $7,500,000	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.40	Employment Agreement effective as of February 11, 2008, by and between NAI and Kenneth Wolf*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 11, 2008, filed with the commission on February 14, 2008

10.41	Asset Purchase Agreement by and between RHL and Miles Kimball Company dated August 4, 2008	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated August 4, 2008, filed with the commission on August 8, 2008

10.42	First Amendment to the Amended and Restated Employment Agreement dated January 30, 2004 by and between NAI and Randell Weaver, entered into effective as of June 28, 2008*	Exhibit 10.44 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the commission on September 22, 2008

10.43	First Amendment to Employment Agreement dated November 20, 2006 by and between NAI and Alvin McCurdy, entered into effective as of June 28, 2008*	Exhibit 10.45 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the commission on September 22, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2008

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.