Form 10-Q
period 2008-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2009-02-17
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

☐  Yes    ☒  No

As of February 17, 2009, 7,066,526 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2008	June 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,337	$3,518
Certificate of deposit	699	—
Accounts receivable - less allowance for doubtful accounts of $8 at December 31, 2008 and $17 at June 30, 2008	4,638	6,401
Inventories, net	13,613	14,135
Income tax receivable	1,270	1,354
Prepaids and other current assets	974	1,223
Current assets of discontinued operations	3,316	6,299

Total current assets	27,847	32,930

Property and equipment, net	14,039	12,823
Other noncurrent assets, net	159	160

Total assets	$42,045	$45,913

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,935	$7,245
Accrued liabilities	1,173	1,048
Accrued compensation and employee benefits	1,274	1,332
Income taxes payable	405	409
Line of credit	3,538	—
Current portion of long-term debt	1,994	2,730
Current liabilities of discontinued operations	833	1,724

Total current liabilities	15,152	14,488

Deferred income taxes	—	61
Deferred rent	1,114	1,164
Long-term pension liability	223	198

Total liabilities	16,489	15,911

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 20,000,000 shares authorized; issued and outstanding 7,247,467 at December 31, 2008 and 7,210,937 at June 30, 2008	71	71
Additional paid-in capital	18,741	18,485
Accumulated other comprehensive loss	(261)	(261)
Retained earnings	8,104	12,806
Treasury stock, at cost, 180,941 shares at December 31, 2008 and June 30, 2008	(1,099)	(1,099)

Total stockholders’ equity	25,556	30,002

Total liabilities and stockholders’ equity	$42,045	$45,913

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net sales	$17,616	$18,402	$37,142	$41,287
Cost of goods sold	16,844	15,226	33,970	34,171

Gross profit	772	3,176	3,172	7,116
Selling, general & administrative expenses	2,838	3,075	5,456	5,967

Operating (loss) income from continuing operations	(2,066)	101	(2,284)	1,149

Other income (expense):
Interest income	—	11	5	13
Interest expense	(79)	(39)	(122)	(182)
Foreign exchange (loss) gain	(45)	48	(344)	150
Other, net	4	(28)	28	—

	(120)	(8)	(433)	(19)

(Loss) income from continuing operations before income taxes	(2,186)	93	(2,717)	1,130
Provision (benefit) for income taxes	362	(49)	180	237

(Loss) income from continuing operations	(2,548)	142	(2,897)	893
Loss from discontinued operations, net of tax	(756)	(322)	(1,804)	(650)

Net (loss) income	$(3,304)	$(180)	$(4,701)	$243

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	14	—	22

Comprehensive (loss) income	$(3,304)	$(166)	$(4,701)	$265

Net (loss) income per common share:
Basic:
Continuing operations	$(0.36)	$0.02	$(0.41)	$0.13
Discontinued operations	(0.11)	(0.05)	(0.26)	(0.09)

Net (loss) income	$(0.47)	$(0.03)	$(0.67)	$0.03

Diluted:
Continuing operations	$(0.36)	$0.02	$(0.41)	$0.12
Discontinued operations	(0.11)	(0.05)	(0.26)	(0.09)

Net (loss) income	$(0.47)	$(0.03)	$(0.67)	$0.03

Weighted average common shares outstanding:
Basic	7,057,614	6,980,195	7,045,413	6,947,155
Diluted	7,057,614	7,067,113	7,045,413	7,044,402

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities
(Loss) income before discontinued operations	$(2,897)	$893
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Change in allowance for uncollectible accounts receivable	(9)	1
Depreciation and amortization	1,547	1,497
Non-cash compensation	181	195
Tax benefit from exercise of stock options	(88)	(64)
Deferred income taxes	(61)	—
Pension expense, net of contributions	25	25
Loss on disposal of assets	8	69
Changes in operating assets and liabilities:
Accounts receivable	1,772	(544)
Inventories, net	522	1,093
Other assets	250	37
Accounts payable and accrued liabilities	(1,237)	(612)
Income taxes payable	168	62
Accrued compensation and employee benefits	(58)	64

Net cash provided by operating activities from continuing operations	123	2,716
Net cash (used in) operating activities from discontinued operations	(1,866)	(358)

Net cash (used in) provided by operating activities	(1,743)	2,358

Cash flows from investing activities
Capital expenditures	(2,771)	(705)
Purchase of certificate of deposit	(699)	—

Net cash used by investing activities from continuing operations	(3,470)	(705)
Net cash provided by (used in) investing activities from discontinued operations, including proceeds from the sale of As We Change	2,155	(18)

Net cash used by investing activities	(1,315)	(723)

Cash flows from financing activities
Net borrowings on line of credit	3,538	—
Payments on long-term debt	(736)	(892)
Tax benefit from exercise of stock options	88	64
Repurchase of common stock	—	(724)
Net activity from issuance of common stock	(13)	432

Net cash provided by (used in) financing activities	2,877	(1,120)

Net (decrease) increase in cash and cash equivalents	(181)	515
Cash and cash equivalents at beginning of period	3,518	4,095

Cash and cash equivalents at end of period	$3,337	$4,610

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$140	$211

Taxes	$60	$419

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Reclassification

Certain prior year amounts have been reclassified to conform with the current year’s presentation. Such reclassifications had no effect on net (loss) income.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Numerator
Net (loss) income	$(3,304)	$(180)	$(4,701)	$243
Denominator
Basic weighted average common shares outstanding	7,058	6,980	7,045	6,947
Dilutive effect of stock options	—	87	—	97

Diluted weighted average common shares outstanding	7,058	7,067	7,045	7,044

Basic net (loss) income per common share	$(0.47)	$(0.03)	$(0.67)	$0.03

Diluted net (loss) income per common share	$(0.47)	$(0.03)	$(0.67)	$0.03

Shares related to stock options of 879,492 for the three months ended December 31, 2008, and 973,096 for the six months ended December 31, 2008, were excluded from the calculation of diluted net (loss) income per common share, as the effect of their inclusion would have been anti-dilutive.

Shares related to stock options of 577,000 for the three months ended December 31, 2007, and 552,000 for the six months ended December 31, 2007, were excluded from the calculation of diluted net (loss) income per common share, as the effect of their inclusion would have been anti-dilutive.

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

Our net loss for the three months ended December 31, 2008 included stock based compensation expense of approximately $112,000. Our net loss for the three months ended December 31, 2007 included stock based compensation expense of approximately $100,000. Our net loss included stock-based compensation expense of approximately $181,000 for the six months ended December 31, 2008. Our net income was reduced by stock-based compensation expense of approximately $195,000 for the six months ended December 31, 2007.

Adoption of New Accounting Standards

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157) for its financial assets and liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 on July 1, 2008 did not have any effect on the Company’s consolidated financial statements.

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

B. Discontinued Operations

On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2,000,000. The purchase price was subject to certain post-closing adjustments based on a final accounting of the value of the assets sold to and the liabilities assumed by the buyer at the closing. As a result of the post-closing review, the purchase price was increased by $299,000, resulting in an aggregate purchase price of $2,299,000. We recorded a loss, net of tax, of $148,000 as a result of this sale and we recognized $221,000 in severance and related payroll costs during the six months ended December 31, 2008.

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

As a result of our decision to sell the legacy RHL business, we also initiated an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. This operational consolidation program was substantially complete as of September 30, 2008 and resulted in a charge to discontinued operations of $829,000 in severance and other business related exit costs during the six months ended December 31, 2008.

The following table presents the activity and the reserve balances related to these restructuring programs for the six months ended December 31, 2008 (in thousands):

	Balance at June 30, 2008	Charges to Expense	Cash Payments	Balance at December 31, 2008
Employee termination costs	$—	$919	$(673)	$246
Lease liabilities and related facility closure costs	—	131	(36)	95

Total	$—	$1,050	$(709)	$341

Accrued restructuring charges:
Current portion – continuing operations				$12
Discontinued operations				329

Total				$341

The following table summarizes the results of the legacy RHL business, classified as discontinued operations, for the periods ended December 31 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net sales	$800	$2,009	$2,174	$4,645
Cost of goods sold and operating expense	724	2,382	2,691	5,396
Restructuring expenses	199	—	1,050	—
Loss on the sale of As We Change®	—	—	226	—
Other expense	12	19	11	37

Loss before income taxes	(135)	(392)	(1,804)	(788)
Income tax provision (benefit)	621	(70)	—	(138)

Loss from discontinued operations	$(756)	$(322)	$(1,804)	$(650)

Assets and liabilities of the legacy RHL business included in the Condensed Consolidated Balance Sheets are summarized as follows (in thousands):

	December 31, 2008	June 30, 2008
Assets
Cash	$357	$575
Accounts receivable, net	551	349
Inventory, net	324	805
Other current assets	38	204
Plant and equipment, net	—	351
Goodwill and intangible assets	2,046	4,015

Total assets	$3,316	$6,299

Liabilities
Accounts payable	$—	$678
Accrued liabilities	833	1,046

Total liabilities	833	1,724

Net assets of discontinued operations	$2,483	$4,575

C. Inventories

Inventories, net consisted of the following (in thousands):

	December 31, 2008	June 30, 2008
Raw materials	$10,072	$10,428
Work in progress	2,410	2,517
Finished goods	2,213	1,997
Reserves	(1,082)	(807)

	$13,613	$14,135

D. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	December 31, 2008	June 30, 2008
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,727	2,723
Machinery and equipment	3 – 12	22,483	19,963
Office equipment and furniture	3 – 5	3,825	3,774
Vehicles	3	204	204
Leasehold improvements	1 – 15	10,382	10,283

Total property and equipment		40,014	37,340
Less: accumulated depreciation and amortization		(25,975)	(24,517)

Property and equipment, net		$14,039	$12,823

E. Debt

We have a bank credit facility of $9.5 million, comprised of a $7.5 million working capital line of credit and $2.0 million in outstanding term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and described in more detail below, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The working capital line of credit has no pre-determined minimum monthly payments and matures on November 1, 2010. As of December 31, 2008 the outstanding balances on the term loans consisted of a $280,000, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $540,000, 10 year term loan due May 2014 with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $140,000, five year term loan due May 2009, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $1.0 million, four year term loan due December 2009, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $124,000 plus interest. As of December 31, 2008, we had $3.5 million outstanding on the working capital line of credit.

On January 24, 2007, we amended our credit facility to extend the maturity date for the working capital line of credit from November 1, 2007 to November 1, 2008, and maintain the ratio of total liabilities/tangible net worth covenant at 1.25/1.0 for the remainder of the term of the credit facility.

On December 18, 2007, we further amended our credit facility to (i) extend the maturity date for the working capital line of credit from November 1, 2008 to November 1, 2009; (ii) reduce the maximum principal amount available under the working capital line of credit from $12.0 million to $7.5 million; (iii) reduce the maximum borrowings against inventory from $6.0 million to $3.75 million, provided any such borrowings do not at any time exceed eligible accounts receivable; and (iv) extend the availability of the Foreign Exchange Facility from November 1, 2007 to November 1, 2008 and the allowable contract term thereunder from November 1, 2008 to November 1, 2009. Our lender agreed to extend the availability of the Foreign Exchange Facility from November 1, 2008 to November 1, 2010 effective as of November 1, 2008.

On December 29, 2008, we again amended our credit facility to (i) extend the maturity date for the working capital line of credit from November 1, 2009 to November 1, 2010; (ii) modify the interest rate payable on the line of credit from a rate equal to the Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, to a rate equal to either a fluctuating rate per annum equal to 2.75% to 3.75% above the Daily One Month LIBOR Rate in effect from time to time or a fixed rate per annum equal to 2.50% to 3.50% above LIBOR, as elected by NAI from time to time, in each case with the percentage above the applicable LIBOR determined based on NAI’s fixed charge coverage ratio; (iii) modify the fiscal year end net income requirement for fiscal 2009 from net income after taxes of not less than $750,000 to a net loss not to exceed $2,500,000; (iv) modify the fixed charge coverage ratio for the quarter ending March 31, 2009 from not less than 1.25 to 1.0 to not less than 0.50 to 1.0; and (v) eliminate the fixed charge coverage ratio and net income requirements that would have applied to the second quarter of fiscal 2009. In consideration of such amendments, NAI paid a $25,000 amendment fee to the lender.

Based on the impact of our deferred tax asset valuation (as described under Note J below) and our cumulative losses from operations over the previous four fiscal quarters, we do not expect to meet our fixed charge coverage ratio covenant as of March 31, 2009. If we fail to meet this covenant, we intend to request a waiver from our lender but there is no assurance when or if or on what terms a waiver will be provided. Therefore, in accordance with SFAS No. 78, Classification of Obligations that are Callable by the Creditor (SFAS 78), we have reclassified all of our long-term debt to current debt at December 31, 2008 and June 30, 2008.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.2 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $152,000, as of December 31, 2007 and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $474,000. As of December 31, 2008, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $947), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

The composite interest rate on all of our outstanding debt was 6.70% at December 31, 2008 and 8.23% at December 31, 2007.

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

The components included in the net periodic expense for the periods ended December 31 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Interest cost	$20	$21	$40	$42
Expected return on plan assets	(7)	(9)	(14)	(17)

Net periodic expense	$13	$12	$26	$25

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

	Three Months Ended December 31,					Six Months Ended December 31,
	2008		2007			2008			2007
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer		% of Total Net Sales	Net Sales by Customer		% of Total Net Sales	Net Sales by Customer		% of Total Net Sales
Customer 1	$9,034	51%	$10,730		58%	$18,907		51%	$19,462		47%
Customer 2	4,132	23	4,640		25	9,533		26	13,814		34
Customer 3	1,959	11	(a	)	(a )	(a	)	(a )	(a	)	(a )

	$15,125	85%	$15,370		83%	$28,440		77%	$33,276		81%

(a)	Net sales were less than 10% of the period’s total net sales.

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,						Six Months Ended December 31,
	2008		2007				2008		2007
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier			% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$1,233	14%	$	(a	)	(a )	$2,048	11%	$3,730	20%
Supplier 2	$1,222	14%		586		11%	2,301	13	2,708	15

	$2,455	28%		$586		11%	$4,349	24%	$6,438	35%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

During the fourth quarter of fiscal 2008 we undertook a careful review of our branded products portfolio and operations. As a result of this review we decided to narrow our branded products focus and portfolio, which we expect to significantly improve our overall profitability and allow us to better pursue our growth strategies. As a result, before the end of fiscal 2008, we developed and approved a plan to sell the legacy RHL business. On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2,299,000.

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

Our operating results from continuing operations by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net Sales
Private label contract manufacturing	$16,978	$17,387	$35,720	$39,205
Branded products	638	1,015	1,422	2,082

	$17,616	$18,402	$37,142	$41,287

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
(Loss) Income from Operations
Private label contract manufacturing	$(70)	$1,944	$1,399	$4,663
Branded products	70	130	118	276

Income from operations of reportable segments	—	2,074	1,517	4,939

Corporate expenses not allocated to segments	(2,066)	(1,973)	(3,801)	(3,790)

	$(2,066)	$101	$(2,284)	$1,149

	December 31, 2008	June 30, 2008
Total Assets
Private label contract manufacturing	$38,407	$39,479
Branded products	322	135

	$38,729	$39,614

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe. Our branded products are sold only in the United States.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
United States	$11,669	$13,294	$24,863	$29,899
Markets outside the United States	5,947	5,108	12,279	11,388

Total net sales	$17,616	$18,402	$37,142	$41,287

Products manufactured by NAIE accounted for approximately 52% of net sales in markets outside the United States for the three months ended December 31, 2008, and 62% for the three months ended December 31, 2007. NAIE accounted for 54% of net sales in markets outside the United States for the six months ended December 31, 2008, and 49% for the six months ended December 31, 2007. No products manufactured by NAIE were sold in the United States during the six months ended December 31, 2008 and 2007.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

					Capital Expenditures
	Long-Lived Assets		Total Assets		Six Months Ended
	December 31, 2008	June 30, 2008	December 31, 2008	June 30, 2008	December 31, 2008	December 31, 2007
United States	$12,215	$11,202	$31,268	$32,179	$2,364	$595
Europe	1,983	1,781	7,461	7,435	407	110

	$14,198	$12,983	$38,729	$39,614	$2,771	$705

I. Restructuring Costs

During the first six months of fiscal 2009, the continued decline in economic conditions in the United States and the various foreign markets we service negatively impacted our customers’ businesses and our operations. As a result, during the second quarter of fiscal 2009 we implemented a cost reduction program that resulted in the elimination of certain personnel and business activities. The cost reduction program is expected to reduce the financial impact of the anticipated reduction in future sales. This program resulted in a charge to our operations of $558,000 in severance from a reduction in force during the second quarter of fiscal 2009. All payments related to this cost reduction program are expected to be completed within the next twelve months.

The following table presents the activity and the reserve balance related to this restructuring program for the six months ended December 31, 2008 (in thousands):

	Balance at June 30, 2008	Charges to Expense	Cash Payments	Balance at December 31, 2008
Employee termination costs recorded to cost of goods sold	$—	$187	$(65)	$121
Employee termination costs recorded to selling, general and administrative expenses	—	371	(3)	368

Total	$—	$558	$(68)	$489

J. Income Taxes

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

At December 31, 2008, we recorded a valuation allowance against deferred income tax assets of $1.9 million, representing the amount of our deferred income tax assets in excess of our deferred income tax liabilities. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we have realized related to our US-based operations for the three year period ended December 31, 2008, that realization of the net deferred income tax asset was more likely than not. The valuation allowance recorded during the quarter ended December 31, 2008 primarily related to the tax benefits of federal net operating loss carryforwards recognized in the first six months of fiscal 2009. As a result of the recognition of this valuation adjustment, we have a $3.5 million gross deferred tax asset offset by a deferred tax liability of $1.2 million and a valuation allowance of $2.3 million resulting in a net deferred tax asset of zero as of December 31, 2008. This valuation allowance did not have any affect on the tax expense and related liability recorded for operating income recognized by our foreign subsidiary during the three and six months ended December 31, 2008.

On July 1, 2007 we adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on July 1, 2007, we did not record any interest or penalties.

As of December 31, 2008 and June 30 2008, we had unrecognized tax liabilities of $47,000. The total amount of unrecognized tax liabilities, if recognized, would not materially affect the effective tax rate.

We are subject to taxation in the United States, Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2006 and forward are subject to examination by the United States and state tax authorities and our tax years for the fiscal year ended June 30, 2007 and forward are subject to examination by the Switzerland tax authorities.

K. Contingencies

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

As of February 17, 2009, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2008. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2008 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions and general industry and economic conditions.

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

During the fourth quarter of fiscal 2008, in an effort to enhance stockholder value, improve working capital and enable us to focus on our core contract manufacturing business, we elected to narrow our branded products focus and developed a plan to sell the legacy RHL business. On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2,000,000. The purchase price was subject to certain post-closing adjustments based on a final accounting of the value of the assets sold to and the liabilities assumed by the buyer at the closing. As a result of the post-closing review, the purchase price was increased by $299,000, resulting in an aggregate purchase price of $2,299,000. We recorded a loss, net of tax, of $148,000 as a result of this sale and recognized $221,000 in severance and related payroll costs during the six months ended December 31, 2008. We intend to market for sale legacy RHL’s remaining business operations during fiscal 2009, with the exception of our Pathway to Healing® product line. The financial information presented in this report has been reclassified to reflect the legacy RHL business as discontinued operations.

As a result of our decision to sell the legacy RHL business, we also initiated an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. This operational consolidation program was substantially complete as of September 30, 2008 and resulted in a charge to discontinued operations of $829,000 in severance and other business related exit costs during the six months ended December 31, 2008.

During the first six months of fiscal 2009, our net sales from continuing operations were 10.0% lower than in the first six months of fiscal 2008. Private label contract manufacturing sales declined 8.9% primarily due to lower volumes of existing products in existing markets sold to one of our largest customers, unfavorable foreign currency fluctuations, and economic conditions. Net sales from our branded products declined 31.7% in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 due to the continued softening of our Pathway to Healing® product line.

Our revenue concentration risk for our two largest customers decreased to 77% as a percentage of our total sales from continuing operations for the first six months of fiscal 2009 compared to 81% in the first six months of fiscal 2008. We expect our contract manufacturing revenue concentration percentage for our two largest customers to remain consistent for the remainder of fiscal 2009.

During fiscal 2008, we invested substantial time and incurred substantial costs associated with hiring and training new quality assurance and other manufacturing support personnel, increased testing activity, and documentation and validation processes related to our Good Manufacturing Practices (GMPs) compliance programs and we expect to continue to make investments related to our GMPs through fiscal 2009. These additional expenses negatively impacted our gross margin from continuing operations during fiscal 2008 and the first six months of fiscal 2009 and we expect this trend to continue during fiscal 2009 until we increase the volume of our private label business sufficiently to offset our higher fixed overhead structure. Although the cost of GMP compliance is significant, we believe our commitment to quality and our steadfast support of the FDA mandated GMPs makes us well positioned to operate within the higher standards of the Food and Drug Administration’s GMPs and differentiates us from our competitors.

During our first six months of fiscal 2009, the continued decline in economic conditions in the United States and the various foreign markets we service negatively impacted our customers’ businesses and our operations. As a result, during the second quarter of fiscal 2009 we implemented a cost reduction program that resulted in the elimination of certain personnel and business activities. The cost reduction program is expected to reduce the financial impact of the anticipated reduction in future sales. This program resulted in a charge to our operations of $558,000 during the second quarter of fiscal 2009 and is expected to reduce our operating overhead costs by approximately $3.6 million annually.

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

During fiscal 2009, in connection with our efforts to leverage our state of the art facilities, we received recertification of our Swissmedic Authority pharmaceutical license for our Manno, Switzerland manufacturing facility and our Therapeutic Goods Administration (TGA) of Australia certification for our Vista, California manufacturing facilities.

Looking forward, as a result of the uncertain near-term economic conditions including unfavorable currency markets, we expect reduced net sales from both our branded products and contract manufacturing businesses along with higher per unit operating costs related to our reduced manufacturing throughput in the third quarter of fiscal 2009, as compared to the third quarter in fiscal 2008. The negative effect on our operations associated with the anticipated decline in our third quarter sales is expected to be offset by the cost reduction program we implemented during the second quarter of fiscal 2009.

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

Our critical accounting policies are discussed under Item 7 of our 2008 Annual Report. There have been no significant changes to these policies during the six months ended December 31, 2008.

Results of Operations

The results of our operations for the periods ended December 31 were as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change
Private label contract manufacturing	$16,978	$17,387	(2)	$35,720	$39,205	(9)
Branded products	638	1,015	(37)	1,422	2,082	(32)

Total net sales	17,616	18,402	(4)	37,142	41,287	(10)
Cost of goods sold	16,844	15,226	(11)	33,970	34,171	(1)

Gross profit	772	3,176	(76)	3,172	7,116	(55)
Gross profit %	4.4%	17.3%		8.5%	17.2%
Selling, general & administrative expenses	2,838	3,075	(8)	5,456	5,967	(9)

% of net sales	16.1%	16.7%		14.7%	14.5%
Operating (loss) income from continuing operations	(2,066)	101	(2,146)	(2,284)	1,149	(299)
% of net sales	(11.7%)	0.5%		(6.1)%	2.8%
Other expense, net	120	8	1,400	433	19	2,179

(Loss) income from continuing operations before income taxes	(2,186)	93	(2,451)	(2,717)	1,130	(340)
% of net sales	(12.4%)	0.5%		(7.3)%	2.7%
Income tax expense (benefit)	362	(49)	(839)	180	237	(24)

(Loss) income from continuing operations	(2,548)	142	(1,894)	(2,897)	893	(424)
Loss from discontinued operations, net of tax	(756)	(322)	(135)	(1,804)	(650)	(178)

Net (loss) income	$(3,304)	$(180)	(1,736)	$(4,701)	$243	(2,035)

% of net sales	(18.8%)	(1.0)%		(12.7)%	0.6%

The percentage decrease in contract manufacturing net sales was primarily attributed to the following for the periods ended December 31:

	Three Months Ended	Six Months Ended
Mannatech, Incorporated (1)	(3)	(11)
NSA International, Inc. (1)	(10)	(2)
Other customers (2)	11	4

Total	(2)%	(9)%

1	A decrease in net sales resulted primarily from the impact of the current economic conditions.

2	An increase in net sales to other customers was primarily due to increased sales from several of our existing customers along with increased sales from a new customer.

Net sales from our branded products segment decreased 37% from the comparable quarter in fiscal 2008 and 32% from the comparable six month period last year due primarily to the continuing impact of the cessation of the Dr. Cherry weekly television program in April 2007, which had served as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Gross profit margin decreased 12.9 percentage points from the comparable quarter in fiscal 2008 and 8.7 percentage points from the comparable six month period last year. The change in gross profit margin was primarily due to the following for the periods ended December 31:

	Three Months Ended	Six Months Ended
Branded products operations	0.7%	0.5%
Contract manufacturing:
Shift in sales and material mix	(7.6)	(2.9)
Incremental overhead expenses	(4.6)	(3.4)
Incremental direct and indirect labor	(0.3)	(2.4)
Cost reduction program	(1.1)	(0.5)

Total	(12.9)%	(8.7)%

Selling, general and administrative expenses decreased $237,000, or 8%, from the comparable quarter last year and $511,000, or 9%, from the comparable year to date period last year. The decrease from the comparable quarter was attributed to a reduction in selling, general and administrative expenses primarily from our branded products business totaling $181,000 associated with our operational consolidation, and a decrease in insurance and investor relations expenses totaling $105,000. These decreases were partially offset by increased employee severance costs, consulting and professional fees, and other costs totaling $49,000. The decrease from the comparable year to date period was a combination of a $232,000 reduction in expenses for our branded products business associated with our operational consolidation, and a decrease in insurance, investor relations and employee compensation expenses totaling $312,000. These decreases were partially offset by various other expenses totaling $33,000.

Other expense, net increased $112,000 from the comparable quarter last year and $414,000 from the comparable six month period last year due primarily to unfavorable foreign currency exchange losses associated with the weakening of the Euro and the related impact on the translation of Euro denominated cash and receivables.

Our income tax expense of $362,000 for the quarter ended December 31, 2008 was the result of $49,000 in taxes from our foreign subsidiary at a statutory tax rate of 20% and $313,000 in tax expense from our US-based operations related to the establishment of a valuation allowance against our net deferred tax asset. Our income tax expense of $180,000 for the six months ended December 31, 2008 was the result of $56,000 in taxes from our foreign subsidiary at a statutory tax rate of 20% and $124,000 in tax expense from our US-based operations related to the establishment of a valuation allowance against our net deferred tax asset. As a result of our deferred tax asset valuation, we did not record any income tax benefit during the six months ended December 31, 2008 against our year-to-date US-based losses from operations.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used in operating activities was $1.7 million for the six months ended December 31, 2008 compared to net cash provided by operating activities of $2.4 million in the comparable period in the prior year.

At December 31, 2008, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $1.8 million in cash during the six months ended December 31, 2008 compared to using $544,000 in the comparable period in the prior year. Cash provided by accounts receivable in the six months ended December 31, 2008 was the result of lower sales and increased collections of prior period accounts receivable as compared to the comparable prior year period. Days sales outstanding was 27 days as of December 31, 2008 compared to 23 days as of December 31, 2007.

Approximately $1.1 million of our operating cash flow was generated by NAIE in the six months ended December 31, 2008. As of December 31, 2008, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $2.8 million during the six months ended December 31, 2008 compared to $705,000 in the comparable period in the prior year. Capital expenditures during the six months ended December 31, 2008 and December 31, 2007 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities. Additionally, during the six months ended December 31, 2008, we invested $699,000 in a six month certificate of deposit and we received $2.2 million in proceeds related to the sale of our As We Change business.

Our consolidated debt increased to $5.5 million at December 31, 2008 from $2.7 million at June 30, 2008 primarily due to borrowings on our working capital line of credit offset by payments on our term loans.

As of December 31, 2008, we had a bank credit facility of $9.5 million, comprised of a $7.5 million working capital line of credit and $2.0 million in outstanding term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and described in more detail below, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of December 31, 2008 the outstanding balances on the term loans consisted of a $280,000, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $540,000, 10 year term loan due May 2014 with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $140,000, five year term loan due May 2009, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $1.0 million, four year term loan due December 2009, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $124,000 plus interest. As of December 31, 2008, we had $3.5 million outstanding on the working capital line of credit.

On January 24, 2007, we amended our credit facility to extend the maturity date for the working capital line of credit from November 1, 2007 to November 1, 2008, and maintain the ratio of total liabilities/tangible net worth covenant at 1.25/1.0 for the remainder of the term of the credit facility.

On December 18, 2007, we further amended our credit facility to (i) extend the maturity date for the working capital line of credit from November 1, 2008 to November 1, 2009; (ii) reduce the maximum principal amount available under the working capital line of credit from $12.0 million to $7.5 million; (iii) reduce the maximum borrowings against inventory from $6.0 million to $3.75 million, provided any such borrowings do not at any time exceed eligible accounts receivable; and (iv) extend the availability of the Foreign Exchange Facility from November 1, 2007 to November 1, 2008 and the allowable contract term thereunder from November 1, 2008 to November 1, 2009. Our lender agreed to extend the availability of the Foreign Exchange Facility from November 1, 2008 to November 1, 2010 effective as of November 1, 2008.

On December 29, 2008, we again amended our credit facility to (i) extend the maturity date for the working capital line of credit from November 1, 2009 to November 1, 2010; (ii) modify the interest rate payable on the line of credit from a rate equal to the Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, to a rate equal to either a fluctuating rate per annum equal to 2.75% to 3.75% above the Daily One Month LIBOR Rate in effect from time to time or a fixed rate per annum equal to 2.50% to 3.50% above LIBOR, as elected by NAI from time to time, in each case with the percentage above the applicable LIBOR determined based on NAI’s fixed charge coverage ratio; (iii) modify the fiscal year end net income requirement for fiscal 2009 from net income after taxes of not less than $750,000 to a net loss not to exceed $2,500,000; (iv) modify the fixed charge coverage ratio for the quarter ending March 31, 2009 from not less than 1.25 to 1.0 to not less than 0.50 to 1.0; and (v) eliminate the fixed charge coverage ratio and net income requirements that would have applied to the second quarter of fiscal 2009. In consideration of such amendments, NAI paid a $25,000 amendment fee to the lender.

Based on the impact of our deferred tax asset valuation (as described in the notes to our unaudited condensed consolidated financial statements included under Item 1 in this report) and our cumulative losses from operations over the previous four fiscal quarters, we do not expect to meet our fixed charge coverage ratio covenant as of March 31, 2009. If we fail to meet this covenant, we intend to request a waiver from our lender but there is no assurance when or if or on what terms a waiver will be provided. Therefore, in accordance with SFAS 78, we have reclassified all of our long-term debt to current debt at December 31, 2008 and June 30, 2008.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.2 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $152,000, as of December 31, 2007 and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $474,000. As of December 31, 2008, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $947), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of December 31, 2008, we had $3.3 million in cash and cash equivalents and $3.4 million available under our line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed under Item 7 of our 2008 Annual Report and in the notes to the condensed consolidated financial statements included under Item 1 in this report. As of December 31, 2008, other than the pronouncements discussed in our 2008 Annual Report and in the notes to the condensed consolidated financial statements included under Item 1 in this report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of December 31, 2008.

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 17, 2009, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

Our annual meeting of stockholders was held on December 5, 2008. The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of one Class III director to serve until the next annual meeting of stockholders held to elect Class III directors and until his successor is elected and qualified:
Alan J. Lane	6,122,859	75,078	—	—	—
Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009	6,188,246	—	5,147	4,544	—

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Randell Weaver*	Exhibit 10.5 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.8	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.9	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.10	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.11	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.12	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.13	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.14	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.15	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.16	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.17	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.18	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.19	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.20	Lease of RHL Facilities in San Diego, California between RHL and Lessor dated February 5, 2003	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.21	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.22	Patent License Agreement by and between Unither Pharma, Inc. and RHL dated May 1, 2002	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.23	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.24	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.25	Letter amendment to Lease of RHL Facilities in San Diego, California between RHL and Lessor dated January 10, 2006	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.26	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.27	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.28	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.29	Standard Sublease Multi-Tenant by and between J. Gelt Corporation dba Casa Pacifica and RHL (lease reference date March 6, 2006)	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.30	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.31	Employment Agreement effective as of November 20, 2006, by and between NAI and Alvin McCurdy*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated November 20, 2006, filed with the commission on November 21, 2006

10.32	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.33	Sublease Contract for facilities in Manno, Switzerland, between NAIE and Vertime SA effective as of April 1, 2007 (portions of the Sublease Contract have been omitted pursuant to a request for confidential treatment) (English translation)	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 14, 2007

10.34	Second Amendment to License Agreement Amending The First Amendment Dated March 17, 2001 to License Agreement Dated April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI dated as of March 26, 2007	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.35	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.36	Consulting Agreement effective as of July 1, 2007, by and between Dr. John A. Wise and NAI	Exhibit 10.44 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the commission on October 15, 2007

10.37	Fifth Amendment to Credit Agreement dated as of November 1, 2007, and entered into on December 18, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.38	Employment Agreement effective as of February 11, 2008, by and between NAI and Kenneth Wolf*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 11, 2008, filed with the commission on February 14, 2008

10.39	Asset Purchase Agreement by and between RHL and Miles Kimball Company dated August 4, 2008	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated August 4, 2008, filed with the commission on August 8, 2008

10.40	First Amendment to the Amended and Restated Employment Agreement dated January 30, 2004 by and between NAI and Randell Weaver, entered into effective as of June 28, 2008*	Exhibit 10.44 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the commission on September 22, 2008

10.41	First Amendment to Employment Agreement dated November 20, 2006 by and between NAI and Alvin McCurdy, entered into effective as of June 28, 2008*	Exhibit 10.45 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the commission on September 22, 2008

10.42	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $7,500,000 (with Addendum)	Filed herewith

10.43	Sixth Amendment to Credit Agreement dated as of November 1, 2008, and entered into on December 29, 2008, by and between NAI and Wells Fargo Bank, National Association	Filed herewith

10.44	Separation Agreement and General Release of Claims by and between Real Health Laboratories, Inc. and John Dullea effective as of December 26, 2008	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2009

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.