Form 10-Q
period 2009-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2009-05-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

☒  Yes    ☐   No

Indicate by check mark whether NAI has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that NAI was required to submit and post such files).

☐   Yes    ☐   No

Indicate by check mark whether NAI is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒   No

As of May 13, 2009, 7,066,526 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

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

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	development of new products, brands and marketing strategies;

•	the effect of the discontinuance of Dr. Cherry’s television program and our ability to develop a new marketing plan for, and to sustain, our Pathway to Healing® product line;

•	distribution channels, product sales and performance, and timing of product shipments;

•	inventories and the adequacy and intended use of our facilities;

•	current or future customer orders;

•	the impact on our business and results of operations and variations in quarterly net sales from cost reduction programs, seasonal and other factors;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification, acquisition, divestment and consolidation strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	the outcome of regulatory, tax and litigation matters;

•	sources and availability of raw materials;

•	operations outside the United States;

•	the adequacy of reserves and allowances;

•	overall industry and market performance;

•	competition;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, Natural Alternatives International Europe S.A. (NAIE), Real Health Laboratories, Inc. (RHL) and our other wholly owned subsidiary.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2009	June 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,712	$3,518
Certificate of deposit	699	—
Accounts receivable - less allowance for doubtful accounts of $15 at March 31, 2009 and $17 at June 30, 2008	5,747	6,401
Inventories, net	12,220	14,135
Income tax receivable	175	1,354
Prepaids and other current assets	1,505	1,223
Current assets of discontinued operations	1,161	6,299

Total current assets	24,219	32,930

Property and equipment, net	14,308	12,823
Other noncurrent assets, net	159	160

Total assets	$38,686	$45,913

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,367	$7,245
Accrued liabilities	1,173	1,048
Accrued compensation and employee benefits	942	1,332
Income taxes payable	443	409
Line of credit	1,820	—
Current portion of long-term debt	1,626	2,730
Current liabilities of discontinued operations	829	1,724

Total current liabilities	12,200	14,488

Deferred income taxes	—	61
Deferred rent	1,089	1,164
Long-term pension liability	236	198

Total liabilities	13,525	15,911

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.01 par value; 20,000,000 shares authorized; issued and outstanding 7,247,467 at March 31, 2009 and 7,210,937 at June 30, 2008	71	71
Additional paid-in capital	18,849	18,485
Accumulated other comprehensive loss	(261)	(261)
Retained earnings	7,601	12,806
Treasury stock, at cost, 180,941 shares at March 31, 2009 and June 30, 2008	(1,099)	(1,099)

Total stockholders’ equity	25,161	30,002

Total liabilities and stockholders’ equity	$38,686	$45,913

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net sales	$17,348	$18,921	$54,490	$60,208
Cost of goods sold	14,241	16,356	48,211	50,527

Gross profit	3,107	2,565	6,279	9,681
Selling, general & administrative expenses	1,724	2,921	7,180	8,888

Operating income (loss) from continuing operations	1,383	(356)	(901)	793

Other (expense) income:
Interest income	9	5	14	18
Interest expense	(57)	(53)	(179)	(235)
Foreign exchange (loss) gain	(83)	155	(427)	305
Other, net	2	58	30	58

	(129)	165	(562)	146

Income (loss) from continuing operations before income taxes	1,254	(191)	(1,463)	939
(Benefit) provision for income taxes	(183)	(213)	(3)	24

Income (loss) from continuing operations	1,437	22	(1,460)	915
Loss from discontinued operations, net of tax	(1,941)	(468)	(3,745)	(1,118)

Net loss	$(504)	$(446)	$(5,205)	$(203)

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	9	—	31

Comprehensive loss	$(504)	$(437)	$(5,205)	$(172)

Net (loss) income per common share:
Basic:
Continuing operations	$0.20	$0.00	$(0.21)	$0.13
Discontinued operations	(0.27)	(0.07)	(0.53)	(0.16)

Net loss	$(0.07)	$(0.06)	$(0.74)	$(0.03)

Diluted:
Continuing operations	$0.21	$0.00	$(0.21)	$0.13
Discontinued operations	(0.28)	(0.07)	(0.53)	(0.16)

Net loss	$(0.07)	$(0.06)	$(0.74)	$(0.03)

Weighted average common shares outstanding:
Basic	7,066,526	7,013,664	7,052,451	7,013,664
Diluted	7,003,895	6,969,324	7,031,574	7,034,156

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities
(Loss) income before discontinued operations	$(1,460)	$915
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Change in allowance for uncollectible accounts receivable	(2)	—
Depreciation and amortization	2,340	2,233
Non-cash compensation	289	319
Tax benefit from exercise of stock options	(88)	(194)
Deferred income taxes	(61)	226
Pension expense, net of contributions	38	37
Loss on disposal of assets	12	69
Changes in operating assets and liabilities:
Accounts receivable	656	485
Inventories, net	1,915	(3,523)
Other assets	(282)	(301)
Accounts payable and accrued liabilities	(1,827)	2,977
Income taxes receivable	1,301	(355)
Accrued compensation and employee benefits	(390)	(117)

Net cash provided by operating activities from continuing operations	2,441	2,771
Net cash (used in) operating activities from discontinued operations	(1,657)	(444)

Net cash provided by operating activities	784	2,327

Cash flows from investing activities
Proceeds from the sale of property and equipment	34	—
Capital expenditures	(3,871)	(1,280)
Purchase of certificate of deposit	(699)	—

Net cash used in investing activities from continuing operations	(4,536)	(1,280)
Net cash provided by (used in) investing activities from discontinued operations, including proceeds from the sale of As We Change	2,155	(33)

Net cash used in investing activities	(2,381)	(1,313)

Cash flows from financing activities
Net borrowings on line of credit	1,820	—
Payments on long-term debt	(1,104)	(1,384)
Tax benefit from exercise of stock options	88	194
Repurchase of common stock	—	(724)
Net activity from issuance of common stock	(13)	489

Net cash provided by (used in) financing activities	791	(1,425)

Net decrease in cash and cash equivalents	(806)	(411)
Cash and cash equivalents at beginning of period	3,518	4,095

Cash and cash equivalents at end of period	$2,712	$3,684

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$220	$281

Taxes	$60	$419

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Net (Loss) Income per Common Share

We compute net (loss) income per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement requires the presentation of basic net (loss) income per common share, using the weighted average number of common shares outstanding during the period, and diluted net (loss) income per common share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net (loss) income per common share computation. We calculated basic and diluted net (loss) income per common share as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Numerator
Net (loss)	$(504)	$(446)	$(5,205)	$(203)
Denominator
Basic weighted average common shares outstanding	7,067	7,014	7,052	7,014
Dilutive effect of stock options	(63)	(45)	(20)	20

Diluted weighted average common shares outstanding	7,004	6,969	7,032	7,034

Basic net (loss) income per common share	$(0.07)	$(0.06)	$(0.74)	$0.03

Diluted net (loss) income per common share	$(0.07)	$(0.06)	$(0.74)	$0.03

Shares related to stock options of 708,442 for the three months ended March 31, 2009, and 884,878 for the nine months ended March 31, 2009, were excluded from the calculation of diluted net (loss) income per common share, as the effect of their inclusion would have been anti-dilutive.

Shares related to stock options of 1,131,800 for the three months ended March 31, 2008, and 924,567 for the nine months ended March 31, 2008, were excluded from the calculation of diluted net income (loss) per common share, as the effect of their inclusion would have been anti-dilutive.

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

Our net loss for the three months ended March 31, 2009 included stock based compensation expense of approximately $108,000 and for the three months ended March 31, 2008 included stock based compensation expense of approximately $124,000. Our net loss included stock-based compensation expense of approximately $289,000 for the nine months ended March 31, 2009 and our net income for the nine months ended March 31, 2008 was reduced by stock-based compensation expense of approximately $319,000.

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

B. Discontinued Operations

On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2.0 million. The purchase price was subject to certain post-closing adjustments based on a final accounting of the value of the assets sold to and the liabilities assumed by the buyer at the closing. As a result of the post-closing review, the purchase price was increased by $299,000, resulting in an aggregate purchase price of $2.3 million. We recorded a loss of $226,000 as a result of this sale and we recognized $221,000 in severance and related payroll costs during the nine months ended March 31, 2009.

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

As a result of our decision to sell the legacy RHL business, we also initiated an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. This operational consolidation program was substantially complete as of September 30, 2008 and resulted in a charge to discontinued operations of $866,000 in severance and other business related exit costs during the nine months ended March 31, 2009.

During the three months ended March 31, 2009, RHL’s wholesale operation experienced a decline in sales activity from one of its largest customers as a result of the discontinuance of certain RHL product lines. Historically these product sales represented a significant portion of RHL’s overall annual sales to this customer. Additionally, during this same period we received feedback from multiple parties related to their preliminary interest in acquiring the RHL operations. Due in part to the expected decline in future RHL sales as noted above and the current depressed worldwide economic conditions, the preliminary purchase price valuations provided by these third parties provided us with an indication that an impairment of the RHL net asset carrying values may exist.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) and SFAS 144 we performed an analysis that compared the fair value of RHL’s net assets as indicated by the third party purchase price valuations noted above to the current carrying amounts to determine if an impairment of value was evident. As a result of this analysis, we determined the current book value of RHL’s net assets exceeded the fair value by approximately $1.8 million and recorded an impairment charge for this amount to discontinued operations for the three month period ended March 31, 2009.

The following table presents the activity and the reserve balances related to the restructuring programs described above for the nine months ended March 31, 2009 (in thousands):

	Balance at June 30, 2008	Charges to Expense	Cash Payments	Balance at March 31, 2009
Employee termination costs	$—	$956	$(873)	$83
Lease liabilities and related facility closure costs	—	131	(71)	60

Total	$—	$1,087	$(944)	$143

Accrued restructuring charges:
Current portion – continuing operations				$12
Discontinued operations				131

Total				$143

The following table summarizes the results of the legacy RHL business, classified as discontinued operations, for the periods ended March 31 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net sales	$415	$3,008	$2,589	$7,653
Cost of goods sold and operating expense	495	3,599	3,186	8,995
Restructuring expenses	37	—	1,087	—
Impairment of goodwill and intangible assets	1,804	—	1,804	—
Loss on the sale of As We Change®	—	—	226	—
Other expense	20	11	31	48

Loss before income taxes	(1,941)	(602)	(3,745)	(1,390)
Income tax (benefit)	—	(134)	—	(272)

Loss from discontinued operations	$(1,941)	$(468)	$(3,745)	$(1,118)

Assets and liabilities of the legacy RHL business included in the Condensed Consolidated Balance Sheets are summarized as follows (in thousands):

	March 31, 2009	June 30, 2008
Assets
Cash	$121	$575
Accounts receivable, net	441	349
Inventory, net	289	805
Other current assets	99	204
Plant and equipment, net	—	351
Goodwill and intangible assets	211	4,015

Total assets	$1,161	$6,299

Liabilities
Accounts payable	$—	$678
Accrued liabilities	829	1,046

Total liabilities	829	1,724

Net assets of discontinued operations	$332	$4,575

C. Inventories

Inventories, net consisted of the following (in thousands):

	March 31, 2009	June 30, 2008
Raw materials	$9,202	$10,428
Work in progress	2,265	2,517
Finished goods	1,846	1,997
Reserves	(1,093)	(807)

	$12,220	$14,135

D. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Depreciable Life In Years	March 31, 2009	June 30, 2008
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,742	2,723
Machinery and equipment	3 – 12	23,360	19,963
Office equipment and furniture	3 – 5	3,850	3,774
Vehicles	3	204	204
Leasehold improvements	1 – 15	10,429	10,283

Total property and equipment		40,978	37,340
Less: accumulated depreciation and amortization		(26,670)	(24,517)

Property and equipment, net		$14,308	$12,823

E. Debt

We have a bank credit facility of $9.1 million, comprised of a $7.5 million working capital line of credit and $1.6 million in outstanding term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and described in more detail below, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. The working capital line of credit has no pre-determined minimum monthly payments and matures on November 1, 2010. As of March 31, 2009 the outstanding balances on the term loans consisted of a $250,000, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $530,000, 10 year term loan due May 2014 with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $60,000, five year term loan due May 2009, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $780,000, four year term loan due December 2009, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $124,000 plus interest. As of March 31, 2009, we had $1.8 million outstanding on the working capital line of credit.

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

As of March 31, 2009 and June 30, 2008, we were not in compliance with our quarterly net income financial covenant under our credit facility, which requires quarterly net income after taxes of at least $1.00. We were also not in compliance with our quarterly fixed charge coverage ratio as of March 31, 2009, which requires a quarterly fixed charge coverage ratio of no less than 1.0 to 0.5. Our lender agreed to waive its default rights as a result of these covenant violations as of March 31, 2009, for a $25,000 waiver fee, and as of June 30, 2008. As a condition of the March 31, 2009 bank waiver, our credit facility is required to be modified on or before May 22, 2009. This modification will include (i) reduction in our borrowing base inventory advance rate to 35% of eligible raw materials inventory and 40% on eligible finished goods inventory; (ii) modify the interest rate payable on the line of credit from a rate equal to either a fluctuating rate per annum equal to 2.75% to 3.75% above the Daily One Month LIBOR Rate in effect from time to time or a fixed rate per annum equal to 2.50% to 3.50% above LIBOR, as elected by NAI from time to time, in each case with the percentage above the applicable LIBOR determined based on NAI’s fixed charge coverage ratio, to a rate equal to either a fluctuating rate per annum equal to 2.75% to 4.25% above the Daily 90-Day LIBOR Rate in effect from time to time or a fixed rate per annum equal to 2.50% to 4.00% above LIBOR, as elected by NAI from time to time, in each case with the percentage above the applicable LIBOR determined based on NAI’s fixed charge coverage ratio; and (iii) increase in the annual loan fee margin to 1.25% if the fixed charge coverage ratio is less than 1.25 to 1.0. If this loan modification was effective as of March 31, 2009 our available unused line of credit amount would have been reduced by approximately $1.0 million to $3.5 million. Based on the impact of our deferred tax asset valuation (as described under Note J below) and our cumulative losses from operations over the previous four fiscal quarters, we do not expect to meet our fixed charge coverage ratio or net income covenants as of June 30, 2009. If we fail to meet any of these covenants, we intend to request a waiver from our lender but there is no assurance when or if or on what terms a waiver will be provided. Therefore, in accordance with SFAS No. 78, Classification of Obligations that are Callable by the Creditor (SFAS 78), we have reclassified all of our long-term debt to current debt at March 31, 2009 and June 30, 2008.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.1 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $139,000, as of December 31, 2007 and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $435,000. As of March 31, 2009, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $870), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

The composite interest rate on all of our outstanding debt was 6.70% at March 31, 2009 and 8.16% at March 31, 2008.

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

The components included in the net periodic expense for the periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Interest cost	$20	$21	$60	$63
Expected return on plan assets	(7)	(8)	(21)	(26)

Net periodic expense	$13	$13	$39	$37

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009		2008		2009		2008
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$8,209	47%	$10,211	54%	$27,115	50%	$29,673	49%
Customer 2	6,185	36	6,338	33	15,718	29	20,152	33

	$14,394	83%	$16,549	87%	$42,833	79%	$49,825	82%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,					Nine Months Ended March 31,
	2009			2008		2009				2008
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier			% of Total Raw Material Purchases	Raw Material Purchases by Supplier			% of Total Raw Material Purchases
Supplier 1	$874		14%	$973	12	$	(a	)	(a )	$	(a	)	(a )
Supplier 2	786		12%	1,067	13		2,553		11		4,802		18
Supplier 3	(a	)	(a )	1,189	15%		2,403		10%		3,897		15%

	$1,660		26%	$3,229	40%		$4,956		21%		$8,699		33%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

During the fourth quarter of fiscal 2008 we undertook a careful review of our branded products portfolio and operations. As a result of this review we decided to narrow our branded products focus and portfolio, which we expect to significantly improve our overall profitability and allow us to better pursue our growth strategies. As a result, before the end of fiscal 2008, we developed and approved a plan to sell the legacy RHL business. On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2.3 million.

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

Our operating results from continuing operations by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net Sales
Private label contract manufacturing	$16,721	$17,960	$52,441	$57,166
Branded products	627	961	2,049	3,042

	$17,348	$18,921	$54,490	$60,208

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Income (Loss) from Continuing Operations
Private label contract manufacturing	$2,396	$1,390	$3,795	$6,052
Branded products	211	92	329	369

Income from operations of reportable segments	2,607	1,482	4,124	6,421

Corporate expenses not allocated to segments	(1,224)	(1,838)	(5,025)	(5,628)

	$1,383	$(356)	$(901)	$793

	March 31, 2009	June 30, 2008
Total Assets
Private label contract manufacturing	$37,252	$39,479
Branded products	273	135

	$37,525	$39,614

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe. Our branded products are sold only in the United States.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
United States	$12,254	$12,647	$37,117	$42,544
Markets outside the United States	5,094	6,274	17,373	17,664

Total net sales	$17,348	$18,921	$54,490	$60,208

Products manufactured by NAIE accounted for approximately 55% of net sales in markets outside the United States for the three months ended March 31, 2009, and 51% for the three months ended March 31, 2008. NAIE accounted for 54% of net sales in markets outside the United States for the nine months ended March 31, 2009, and 50% for the nine months ended March 31, 2008. No products manufactured by NAIE were sold in the United States during the nine months ended March 31, 2009 and 2008.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

					Capital Expenditures
	Long-Lived Assets		Total Assets		Nine Months Ended
	March 31, 2009	June 30, 2008	March 31, 2009	June 30, 2008	March 31, 2009	March 31, 2008
United States	$12,179	$11,202	$29,871	$32,179	$3,059	$1,166
Europe	2,288	1,781	7,654	7,435	812	114

	$14,467	$12,983	$37,525	$39,614	$3,871	$1,280

I. Restructuring Costs

During the first nine months of fiscal 2009, the continued decline in economic conditions in the United States and the various foreign markets we service negatively impacted our customers’ businesses and our operations. As a result, during the second quarter of fiscal 2009 we implemented a cost reduction program that resulted in the elimination of certain personnel and business activities. The cost reduction program is expected to reduce the financial impact of the anticipated reduction in future sales. This program resulted in a charge to our continuing operations of $558,000 in severance from a reduction in force during the second quarter of fiscal 2009. All payments related to this cost reduction program are expected to be completed within the next twelve months.

The following table presents the activity and the reserve balance related to this restructuring program for the nine months ended March 31, 2009 (in thousands):

	Balance at June 30, 2008	Charges to Expense	Adjustments	Cash Payments	Balance at March 31, 2009
Employee termination costs recorded to cost of goods sold	$—	$187	$—	$(162)	$25
Employee termination costs recorded to selling, general and administrative expenses	—	371	(15)	(242)	114

Total	$—	$558	$(15)	$(404)	$139

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

At December 31, 2008, we recorded a valuation allowance against deferred income tax assets of $1.9 million, representing the amount of our deferred income tax assets in excess of our deferred income tax liabilities. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we have realized related to our US-based operations for the three year period ended December 31, 2008, that realization of the net deferred income tax asset was more likely than not. The valuation allowance recorded during the quarter ended December 31, 2008 primarily related to the tax benefits of federal net operating loss carryforwards recognized in the first six months of fiscal 2009. During the three months ended March 31, 2009 we recorded an additional net operating loss carryforward of $423,000 that was also fully reserved during the quarter. As a result of the recognition of these valuation adjustments, we have a $3.7 million gross deferred tax asset offset by a deferred tax liability of $1.2 million and a valuation allowance of $2.5 million resulting in a net deferred tax asset of zero as of March 31, 2009. This valuation allowance did not have any affect on the tax expense and related liability recorded for operating income recognized by our foreign subsidiary during the three and nine months ended March 31, 2009.

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

As of March 31, 2009 and June 30 2008, we had unrecognized tax liabilities of $47,000. The total amount of unrecognized tax liabilities, if recognized, would not materially affect the effective tax rate.

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

As of May 13, 2009, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2009. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2008 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the fourth quarter of fiscal 2008, in an effort to enhance stockholder value, improve working capital and enable us to focus on our core contract manufacturing business, we elected to narrow our branded products focus and developed a plan to sell the legacy RHL business. On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2.0 million. The purchase price was subject to certain post-closing adjustments based on a final accounting of the value of the assets sold to and the liabilities assumed by the buyer at the closing. As a result of the post-closing review, the purchase price was increased by $299,000, resulting in an aggregate purchase price of $2.3 million. We recorded a loss of $226,000 as a result of this sale and recognized $221,000 in severance and related payroll costs during the nine months ended March 31, 2009. We intend to market for sale legacy RHL’s remaining business operations during fiscal 2009, with the exception of our Pathway to Healing® product line. The financial information presented in this report has been reclassified to reflect the legacy RHL business as discontinued operations.

As a result of our decision to sell the legacy RHL business, we also initiated an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. This operational consolidation program was substantially complete as of September 30, 2008 and resulted in a charge to discontinued operations of $866,000 in severance and other business related exit costs during the nine months ended March 31, 2009.

During the three months ended March 31, 2009, RHL’s wholesale operation experienced a decline in sales activity from one of its largest customers as a result of the discontinuance of certain RHL product lines. Historically these product sales represented a significant portion of RHL’s overall annual sales to this customer. Additionally, during this same period we received feedback from multiple parties related to their preliminary interest in acquiring the RHL operations. Due in part to the expected decline in future RHL sales as noted above and the current depressed worldwide economic conditions, the preliminary purchase price valuations provided by these third parties provided us with an indication that an impairment of the RHL net asset carrying values may exist.

In accordance with SFAS 142 and SFAS 144, we performed an analysis that compared the fair value of RHL’s net assets as indicated by the third party purchase price valuations noted above to the current carrying amounts to determine if an impairment of value was evident. As a result of this analysis, we determined the current book value of RHL’s net assets exceeded the fair value by approximately $1.8 million and recorded an impairment charge for this amount to discontinued operations for the three month period ended March 31, 2009.

During the first nine months of fiscal 2009, our net sales from continuing operations were 9.4% lower than in the first nine months of fiscal 2008. Private label contract manufacturing sales declined 8.3% primarily due to lower volumes of existing products in existing markets sold to one of our largest customers, unfavorable foreign currency fluctuations, and economic conditions. Net sales from our branded products declined 32.6% in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 due to the continued softening of our Pathway to Healing® product line.

Our revenue concentration risk for our two largest customers decreased to 79% as a percentage of our total sales from continuing operations for the first nine months of fiscal 2009 compared to 82% in the first nine months of fiscal 2008. We expect our contract manufacturing revenue concentration percentage for our two largest customers to remain consistent for the remainder of fiscal 2009.

During fiscal 2008, we invested substantial time and incurred substantial costs associated with hiring and training new quality assurance and other manufacturing support personnel, increased testing activity, and documentation and validation processes related to our Good Manufacturing Practices (GMPs) compliance programs and we expect to continue to make investments related to our GMPs through fiscal 2009. These additional expenses negatively impacted our gross margin from continuing operations during fiscal 2008 and the first nine months of fiscal 2009 and we expect this trend to continue during fiscal 2009 until we increase the volume of our private label business sufficiently to offset our higher fixed overhead structure. Although the cost of GMP compliance is significant, we believe our commitment to quality and our steadfast support of the United States Food and Drug Administration’s (FDA) mandated GMPs makes us well positioned to operate within the higher standards of the FDA’s GMPs and differentiates us from our competitors.

During our first nine months of fiscal 2009, the continued decline in economic conditions in the United States and the various foreign markets we service negatively impacted our customers’ businesses and our operations. As a result, during the second quarter of fiscal 2009 we implemented a cost reduction program that resulted in the elimination of certain personnel and business activities. The cost reduction program is expected to reduce the financial impact of the anticipated reduction in future sales. This program resulted in a charge to our operations of $558,000 during the second quarter of fiscal 2009 and is expected to reduce our operating overhead costs by approximately $3.6 million annually. During the third quarter of fiscal 2009 our cost reduction program resulted in a savings of $1.1 million compared to the cost structure in the comparable prior year period.

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

During the remainder of fiscal 2009, we plan to continue to focus on:

•

Leveraging our state of the art, certified facilities to increase the value of the goods and services we provide to our highly valued private label contract manufacturing customers, and assist us in developing relationships with additional quality oriented customers;

•	Implementing focused initiatives to grow our Pathway to Healing® product line; and

•	Executing our cost reduction program and improving our operational efficiencies.

During fiscal 2009, in connection with our efforts to leverage our state of the art facilities, we received recertification of our Swissmedic Authority pharmaceutical license for our Manno, Switzerland manufacturing facility and our Therapeutic Goods Administration (TGA) of Australia certification for our Vista, California manufacturing facilities.

Looking forward, as a result of the uncertain near-term economic conditions including unfavorable currency markets, we expect reduced net sales from both our branded products and contract manufacturing businesses along with higher per unit operating costs related to our reduced manufacturing throughput in the fourth quarter of fiscal 2009, as compared to the fourth quarter in fiscal 2008. The negative effect on our operations associated with the anticipated decline in our fourth quarter sales is expected to be offset by the cost reduction program we implemented during the second quarter of fiscal 2009.

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

Our critical accounting policies are discussed under Item 7 of our 2008 Annual Report. There have been no significant changes to these policies during the nine months ended March 31, 2009.

Results of Operations

The results of our operations for the periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2009	2008	% Change	2009	2008	% Change
Private label contract manufacturing	$16,721	$17,960	(7)	$52,441	$57,166	(8)
Branded products	627	961	(35)	2,049	3,042	(33)

Total net sales	17,348	18,921	(8)	54,490	60,208	(9)
Cost of goods sold	14,241	16,356	(13)	48,211	50,527	(5)

Gross profit	3,107	2,565	21	6,279	9,681	(35)
Gross profit %	17.9%	13.6%		11.5%	16.1%
Selling, general & administrative expenses	1,724	2,921	(41)	7,180	8,888	(19)

% of net sales	9.9%	15.4%		13.2%	14.8%
Operating income (loss) from continuing operations	1,383	(356)	488	(901)	793	(214)
% of net sales	8.0%	(1.9%)		(1.7)%	1.3%
Other (expense) income, net	(129)	165	178	(562)	146	485

Income (loss) from continuing operations before income taxes	1,254	(191)	757	(1,463)	939	(256)
% of net sales	7.2%	(1.0%)		(2.7)%	1.6%
(Benefit) provision for income taxes	(183)	(213)	(14)	(3)	24	113

Income (loss) from continuing operations	1,437	22	(6,432)	(1,460)	915	(260)
Loss from discontinued operations, net of tax	(1,941)	(468)	(315)	(3,745)	(1,118)	(235)

Net loss	$(504)	$(446)	(13)	$(5,205)	$(203)	(2,464)

% of net sales	(2.9%)	(2.4)%		(9.6)%	(0.3%)

The percentage decrease in contract manufacturing net sales was primarily attributed to the following for the periods ended March 31:

	Three Months Ended	Nine Months Ended
Mannatech, Incorporated (1)	(1)	(8)
NSA International, Inc. (1)	(12)	(5)
Other customers (2)	6	5

Total	(7)%	(8)%

1	A decrease in net sales resulted primarily from the impact of the current economic conditions and unfavorable foreign currency fluctuations.

2	An increase in net sales to other customers was primarily due to increased sales from several of our existing customers along with increased sales from a new customer and income related to a sublicense agreement for the distribution of beta-alanine.

Net sales from our branded products segment decreased 35% from the comparable quarter in fiscal 2008 and 33% from the comparable nine month period last year due primarily to the continuing impact of the cessation of the Dr. Cherry weekly television program in April 2007, which had served as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Gross profit margin increased 4.3 percentage points from the comparable quarter in fiscal 2008 and decreased 4.6 percentage points from the comparable nine month period last year. The change in gross profit margin was primarily due to the following for the periods ended March 31:

	Three Months Ended	Nine Months Ended
Branded products operations	0.5%	0.5%
Contract manufacturing:
Shift in sales and material mix	(0.8)	(2.2)
Decreased overhead expenses	(1.3)	(2.7)
Incremental direct and indirect labor	5.9	0.2
Cost reduction program	—	(0.4)

Total	4.3%	(4.6)%

Selling, general and administrative expenses decreased $1.2 million, or 41%, from the comparable quarter last year and $1.7 million, or 19%, from the comparable year to date period last year. The decrease from the comparable quarter was attributed to a reduction in selling, general and administrative expenses primarily from our branded products business totaling $332,000 associated with our operational consolidation, and a decrease in insurance, investor relations, professional fees, employee compensation and other expenses totaling $864,000. The decrease from the comparable year to date period consisted of a $564,000 reduction in expenses for our branded products business associated with our operational consolidation, and a decrease in insurance, investor relations, employee compensation and other expenses totaling $1.1 million.

Other expense, net increased $294,000 from the comparable quarter last year and $708,000 from the comparable nine month period last year due primarily to unfavorable foreign currency exchange losses associated with the weakening of the Euro and the related impact on the translation of Euro denominated cash and receivables.

Our income tax benefit of $183,000 for the quarter ended March 31, 2009 was the result of $38,000 in tax expense from our foreign subsidiary at a statutory tax rate of 20% and $221,000 in tax benefit from our US-based operations related to a change in the valuation allowance against our net deferred tax asset. Our income tax benefit of $3,000 for the nine months ended March 31, 2009 was the result of $94,000 in tax expense from our foreign subsidiary at a statutory tax rate of 20% and $97,000 in tax benefit from our US-based operations related to the establishment of a valuation allowance against our net deferred tax asset. As a result of our deferred tax asset valuation, we did not record any income tax benefit during the nine months ended March 31, 2009 against our year-to-date US-based losses from operations.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $784,000 for the nine months ended March 31, 2009 compared to net cash provided by operating activities of $2.3 million in the comparable period in the prior year.

At March 31, 2009, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $656,000 in cash during the nine months ended March 31, 2009 compared to providing $485,000 in the comparable period in the prior year. Cash provided by accounts receivable in the nine months ended March 31, 2009 was the result of lower sales and increased collections of prior period accounts receivable as compared to the comparable prior year period. Days sales outstanding was 31 days as of March 31, 2009 compared to 22 days as of March 31, 2008.

Approximately $1.1 million of our operating cash flow was generated by NAIE in the nine months ended March 31, 2009. As of March 31, 2009, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $3.9 million during the nine months ended March 31, 2009 compared to $1.3 million in the comparable period in the prior year. Capital expenditures during the nine months ended March 31, 2009 and March 31, 2008 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities. Additionally, during the nine months ended March 31, 2009, we invested $699,000 in a six month certificate of deposit and we received $2.2 million in proceeds related to the sale of our As We Change business.

Our consolidated debt increased to $3.4 million at March 31, 2009 from $2.7 million at June 30, 2008 primarily due to borrowings on our working capital line of credit offset by payments on our term loans.

As of March 31, 2009, we had a bank credit facility of $9.1 million, comprised of a $7.5 million working capital line of credit and $1.6 million in outstanding term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and described in more detail below, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of March 31, 2009 the outstanding balances on the term loans consisted of a $250,000, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $530,000, 10 year term loan due May 2014 with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; a $60,000, five year term loan due May 2009, secured by equipment, at an interest rate of LIBOR plus 2.10%; and a $780,000, four year term loan due December 2009, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $124,000 plus interest. As of March 31, 2009, we had $1.8 million outstanding on the working capital line of credit.

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

As of March 31, 2009 and June 30, 2008, we were not in compliance with our quarterly net income financial covenant under our credit facility, which requires quarterly net income after taxes of at least $1.00. We were also not in compliance with our quarterly fixed charge coverage ratio as of March 31, 2009, which requires a quarterly fixed charge coverage ratio of no less than 1.0 to 0.5. Our lender agreed to waive its default rights as a result of these covenant violations as of March 31, 2009, for a $25,000 waiver fee, and as of June 30, 2008. As a condition of the March 31, 2009 bank waiver, our credit facility is required to be modified on or before May 22, 2009. This modification will include (i) reduction in our borrowing base inventory advance rate to 35% of eligible raw materials inventory and 40% on eligible finished goods inventory; (ii) modify the interest rate payable on the line of credit from a rate equal to either a fluctuating rate per annum equal to 2.75% to 3.75% above the Daily One Month LIBOR Rate in effect from time to time or a fixed rate per annum equal to 2.50% to 3.50% above LIBOR, as elected by NAI from time to time, in each case with the percentage above the applicable LIBOR determined based on NAI’s fixed charge coverage ratio, to a rate equal to either a fluctuating rate per annum equal to 2.75% to 4.25% above the Daily 90-Day LIBOR Rate in effect from time to time or a fixed rate per annum equal to 2.50% to 4.00% above LIBOR, as elected by NAI from time to time, in each case with the percentage above the applicable LIBOR determined based on NAI’s fixed charge coverage ratio; and (iii) increase in the annual loan fee margin to 1.25% if the fixed charge coverage ratio is less than 1.25 to 1.0. If this loan modification was effective as of March 31, 2009 our available unused line of credit amount would have been reduced by approximately $1.0 million to $3.5 million. Based on the impact of our deferred tax asset valuation (as described under Note J below) and our cumulative losses from operations over the previous four fiscal quarters, we do not expect to meet our fixed charge coverage ratio or net income covenants as of June 30, 2009. If we fail to meet any of these covenants, we intend to request a waiver from our lender but there is no assurance when or if or on what terms a waiver will be provided. Therefore, in accordance with SFAS No. 78, Classification of Obligations that are Callable by the Creditor (SFAS 78), we have reclassified all of our long-term debt to current debt at March 31, 2009 and June 30, 2008.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1,300,000, or approximately $1.1 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $139,000, as of December 31, 2007 and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $435,000. As of March 31, 2009, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $870), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of March 31, 2009, we had $2.7 million in cash and cash equivalents and $4.5 million available under our line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed under Item 7 of our 2008 Annual Report and in the notes to the condensed consolidated financial statements included under Item 1 in this report. As of March 31, 2009, other than the pronouncements discussed in our 2008 Annual Report and in the notes to the condensed consolidated financial statements included under Item 1 in this report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of March 31, 2009.

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 13, 2009, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	1999 Employee Stock Purchase Plan as adopted effective October 18, 1999	Exhibit B of NAI’s definitive Proxy Statement filed with the commission on October 21, 1999

10.3	Management Incentive Plan*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.4	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.6	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.8	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.9	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.10	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.11	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.12	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.13	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.14	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.15	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.16	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.17	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.18	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.19	Lease of RHL Facilities in San Diego, California between RHL and Lessor dated February 5, 2003	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.20	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.21	Patent License Agreement by and between Unither Pharma, Inc. and RHL dated May 1, 2002	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.22	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.23	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.24	Letter amendment to Lease of RHL Facilities in San Diego, California between RHL and Lessor dated January 10, 2006	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.25	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.26	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.27	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.28	Standard Sublease Multi-Tenant by and between J. Gelt Corporation dba Casa Pacifica and RHL (lease reference date March 6, 2006)	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the commission on September 18, 2006

10.29	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.33	Employment Agreement effective as of November 20, 2006, by and between NAI and Alvin McCurdy*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated November 20, 2006, filed with the commission on November 21, 2006

10.31	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.32	Sublease Contract for facilities in Manno, Switzerland, between NAIE and Vertime SA effective as of April 1, 2007 (portions of the Sublease Contract have been omitted pursuant to a request for confidential treatment) (English translation)	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 14, 2007

10.33	Second Amendment to License Agreement Amending The First Amendment Dated March 17, 2001 to License Agreement Dated April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI dated as of March 26, 2007	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.34	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.35	Consulting Agreement effective as of July 1, 2007, by and between Dr. John A. Wise and NAI	Exhibit 10.44 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the commission on October 15, 2007

10.36	Fifth Amendment to Credit Agreement dated as of November 1, 2007, and entered into on December 18, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.37	Employment Agreement effective as of February 11, 2008, by and between NAI and Kenneth Wolf*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 11, 2008, filed with the commission on February 14, 2008

10.38	Asset Purchase Agreement by and between RHL and Miles Kimball Company dated August 4, 2008	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated August 4, 2008, filed with the commission on August 8, 2008

10.39	First Amendment to Employment Agreement dated November 20, 2006 by and between NAI and Alvin McCurdy, entered into effective as of June 28, 2008*	Exhibit 10.45 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the commission on September 22, 2008

10.40	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $7,500,000 (with Addendum)	Filed herewith

10.41	Sixth Amendment to Credit Agreement dated as of November 1, 2008, by and between NAI and Wells Fargo Bank, National Association	Filed herewith

10.42	Separation Agreement and General Release of Claims by and between Real Health Laboratories, Inc. and John Dullea effective as of December 26, 2008	Filed herewith

10.43	Separation Agreement and General Release of Claims by and between NAI and Randell Weaver effective as of March 13, 2009	Filed herewith

10.44	Agreement to Sublicense by and between NAI and Compound Solutions, Inc. dated as of March 3, 2009	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2009

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.