Form 10-K
period 2009-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2009-09-28
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company    ☒

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒   No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2008) was approximately $34,218,523 (based on the closing sale price of $6.10 reported by Nasdaq on December 31, 2008). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of September 25, 2009, 7,068,793 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held November 30, 2009, to be filed on or before October 28, 2009.

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

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	development of new products, brands and marketing strategies;

•	the effect of the discontinuance of Dr. Cherry’s television program and our ability to develop a new marketing plan for, and to sustain, our Pathway to Healing® product line;

•	distribution channels, product sales and performance, and timing of product shipments;

•	inventories and the adequacy and intended use of our facilities;

•	current or future customer orders;

•	the impact on our business and results of operations and variations in quarterly net sales from cost reduction programs, seasonal and other factors;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification, acquisition, divestment and consolidation strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	the outcome of regulatory, tax and litigation matters;

•	sources and availability of raw materials;

•	operations outside the United States;

•	the adequacy of reserves and allowances;

•	overall industry and market performance;

•	competition and competitive advantages resulting from our quality commitment;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

On December 5, 2005, we acquired Real Health Laboratories, Inc. (RHL), which primarily marketed branded nutritional supplements. RHL’s operations included in-house creative, supply chain management and call center and fulfillment activities. On August 4, 2008, we sold certain assets related to RHL’s catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2.3 million. On July 31, 2009, we sold substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a purchase price of $500,000, with the potential to receive an additional $500,000 from the buyers as a conditional earn-out if certain profitability criteria are met. Following the sale of substantially all of the assets of RHL on July 31, 2009, we changed the name of RHL to Disposition Company, Inc. The financial information presented in this report has been reclassified to reflect the legacy RHL business as discontinued operations.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, NAIE and our other wholly owned subsidiary.

Overview of our Facilities and Operations

Our U.S.-based operations are located in San Marcos and Vista, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory and other research and development services. Our manufacturing facilities were recertified on June 3, 2009 by the Therapeutic Goods Administration (TGA) of Australia after its audit of our Good Manufacturing Practices (GMP). TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. The TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen months.

Our California facilities also have been awarded GMP registration annually by NSF International (NSF) through the NSF Dietary Supplements Certification Program since October 2002 and received “GMP for Sport” NSF Certified registration on February 16, 2009. GMP requirements are regulatory standards and guidelines establishing necessary processes, procedures and documentation for manufacturers in an effort to assure the products produced by that manufacturer have the identity, strength, composition, quality and purity they are represented to possess.

NAIE also operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license to process pharmaceuticals for packaging, importation, export and sale within Switzerland and other countries from the Swissmedic Authority of Bern, Switzerland. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the

Swissmedic Authority certifying NAIE’s expanded facilities conform to GMP. We believe these licenses and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and can improve our ability to develop relationships with new customers. The licenses are valid until February 2014.

In addition to our operations in the United States and Switzerland, we have a part-time representative in Japan who provides a range of services to our customers currently present in or seeking to expand into the Japanese market and other markets in the Pacific Rim. These services include regulatory and marketing assistance along with guidance and support in adapting products to these markets.

Business Strategy

Our goals are to achieve long-term growth and profitability and to diversify our sales base. To accomplish these goals, we have sought and intend to continue to seek to:

•

leverage our state of the art, certified facilities to increase the value of the goods and services we provide to our highly valued private label contract manufacturing customers and assist in developing relationships with additional quality oriented customers;

•

provide strategic partnering services to our private label contract manufacturing customers, including, but not limited to, customized product formulation, clinical studies, regulatory assistance and product registration in foreign markets;

•	develop and grow our own line of branded products primarily through direct-to-consumer channels;

•	commercialize our licensed patent estate through contract manufacturing, royalty and sub-license agreements; and

•	improve operational efficiencies and manage costs and business risks to improve profitability.

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

With the acquisition of RHL in 2005, we expanded our banded products segment to include the legacy RHL business, which included the internet and catalog business “As We Change®” (AWC) and certain branded products primarily marketed through mass retail, with distribution to Food, Drug and Mass Market (FDM) retailers, as well as NAI’s branded products primarily sold directly to consumers under the Pathway to Healing® product line. During the fourth quarter of fiscal 2008, however, we undertook a careful review of our branded products portfolio and operations and decided to narrow our branded products focus and developed and approved a plan to sell the legacy RHL business in an effort to enhance stockholder value, improve working capital and enable us to focus on our core contract manufacturing business. As of July 31, 2009, we had sold substantially all of the assets of RHL.

Following the completion of the sale of substantially all of the assets of RHL, our branded products segment consists primarily of the products sold under our Pathway to Healing product line. During fiscal 2009, we revamped our website for this product line and increased our direct-to-consumer marketing and advertising efforts. During fiscal 2010, we intend to further increase our marketing and advertising efforts with respect to our Pathway to Healing product line and continue to evaluate alternative sales growth initiatives to support the product line.

In the third quarter of fiscal 2009, we took steps to further commercialize our licensed patent estate and entered into a sublicense agreement with Compound Solutions, Inc. (CSI) under which we agreed to grant a sublicense of certain of our licensed patent and trademark rights to customers of CSI who purchase the material Beta-Alanine TM from CSI. The sublicense will allow CSI’s customers to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our licensed patent and trademark rights. We will receive a sublicense fee from CSI that will vary based on the amount of net sales of Beta-Alanine sold by CSI and CSI’s related costs.

We believe our comprehensive approach to customer service is unique within our industry. We believe this approach, together with our commitment to high quality, innovative products and investment in our continuing branded products, will provide the means to implement our strategies and achieve our goals. There can be no assurance, however, that we will successfully implement any of our business strategies or that we will increase or diversify our sales, develop and grow our branded products segment, successfully commercialize our licensed patent estate or improve our overall financial results.

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

For the last two fiscal years ended June 30, our net sales were derived from the following (dollars in thousands):

	2009		2008
	$	%	$	%
Private Label Contract Manufacturing	$71,242	93	$77,850	84
Branded Products	2,677	3	3,905	4
Discontinued Operations (legacy RHL business)	2,913	4	11,276	12

Total Net Sales	$76,832	100	$93,031	100

Research and Development

We are committed to quality research and development. We focus on the development of new science based products and the improvement of existing products. We periodically test and validate our products to help ensure their stability, potency, efficacy and safety. We maintain quality control procedures to verify that our products comply with applicable specifications and standards established by the United States Food and Drug Administration (FDA) and other regulatory agencies. We also direct and participate in clinical research studies, often in collaboration with scientists and research institutions, to validate the benefits of a product and provide scientific support for product claims and marketing initiatives. We believe our commitment to research and development, as well as our facilities and strategic alliances with our suppliers and customers, allow us to effectively identify, develop and market high-quality and innovative products.

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

Our research and development expenses for the last two fiscal years ended June 30 were $1.2 million for 2009 and $2.0 million for 2008.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. We test the raw materials we buy to ensure their quality, purity and potency before we use them in our products. We typically buy raw materials in bulk from qualified vendors located both within and outside the United States. During fiscal 2009, Mannatech, Incorporated accounted for 13% of our total raw material purchases. We did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials during fiscal 2009 and we do not anticipate any significant shortages or difficulties in the near term. During fiscal 2008 and early fiscal 2009, however, we experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs. We currently believe petroleum related raw material and product cost pricing pressures have stabilized and will remain relatively constant throughout fiscal 2010.

Major Customers

NSA International, Inc. has been our largest customer over the past several years. During the fiscal year ended June 30, 2009, NSA International, Inc. accounted for approximately 49% of our net sales from continuing operations. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 30% of our net sales from continuing operations during fiscal 2009. Both of these customers are private label contract manufacturing customers. No other customer accounted for 10% or more of our net sales during fiscal 2009. We continue to focus on obtaining new private label contract manufacturing customers and growing our remaining branded products to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

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

Government Regulation

Our business is subject to varying degrees of regulation by a number of government authorities in the United States, including the FDA, the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. Various agencies of the states and localities in which we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business that these and other authorities regulate include, among others:

•	product claims and advertising;

•	product labels;

•	product ingredients; and

•	how we manufacture, package, distribute, import, export, sell and store our products.

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamin and other nutritional supplements in the United States, while the FTC regulates marketing and advertising claims. In August 2007, a new rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold nutritional supplements to meet certain GMPs to ensure such products are of the quality specified and are properly packaged and labeled. Companies have up to three years to comply with the new requirements depending on the size of the company. In our case, given the current number of our employees, we were required to comply with the new requirements by June 25, 2009. We are committed to meeting or exceeding the standards set by the FDA and believe we are currently operating within the FDA mandated GMPs.

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

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to corporate, brand and product names. We own 23 trademark registrations, including 12 incontestable registrations, in the United States and have one trademark application pending with the United States Patent and Trademark Office. Federal registration of a trademark affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent others from using the same or similar marks. However, to the extent a common law user has made prior use of the mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration would be subject to that geographic area.

We have one trademark registered with the Japanese Patent and Trademark Office and intend to register additional trademarks in foreign countries where our products are or may be sold in the future. We also claim common law ownership and protection of certain unregistered trademarks and service marks. Trademark rights are based on use of a mark. Common law use of a mark offers protection of a mark within the particular geographic area in which it is used. We believe our registered and unregistered trademarks constitute valuable assets, adding to the recognition of our products and services in the marketplace. These and other proprietary rights have been and will continue to be important in enabling us to compete.

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

Patents and Patent Licenses. We own certain United States patents. In addition, we have an exclusive worldwide license to five certain United States patents, and each patent’s corresponding foreign patent application. The license continues until the expiration of the patents covered by the license and requires us to make certain royalty payments to the licensors. We are currently involved in research and development of products employing the licensed inventions. These patents relate to the ingredient formerly known as “Oxford Factor.” We are currently selling this ingredient to a customer for use in a limited market under the name Beta-AlanineTM , and in March 2009 entered into an agreement to sublicense with CSI under which we agreed to grant a sublicense of the licensed inventions to customers of CSI who purchase the material Beta-Alanine from CSI . The sublicense will allow CSI’s customers to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with the licensed inventions. We will receive a sublicense fee from CSI that will vary based on the amount of net sales of Beta-Alanine sold by CSI and CSI’s related costs. We also have a nonexclusive worldwide license to five certain United States patents and are currently involved in the research and development of products employing the licensed inventions.

Other Intellectual Property. We have license agreements with Dr. Cherry and his ministries pursuant to which we have the right to use the names, likenesses, styles, personas and certain other intellectual property and attributes of Dr. Cherry to market and distribute nutritional and dietary supplements and related products and materials, including the Pathway to Healing product line. The license agreements require the payment of certain royalties based on net sales. The licenses are in effect until December 31, 2010, and automatically extend for successive one (1) year periods unless terminated by either party at least 120 days before the expiration of the then current term.

Employees

As of June 30, 2009, from continuing operations we employed 156 full-time employees in the United States, two of whom held executive management positions. Of the remaining full-time employees, 31 were employed in research, laboratory and quality control, six in sales and marketing, and 117 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2009, we had 12 temporary personnel.

As of June 30, 2009, NAIE employed an additional 24 full-time employees. Most of these positions were in the areas of manufacturing and manufacturing support.

As of June 30, 2009, we also employed one additional full-time employee as part of our legacy RHL business classified as discontinued operations.

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

•

Branded products, in which we market and distribute branded nutritional supplements through direct-to-consumer marketing programs, and under which we develop, manufacture and market our own products and work with a nationally recognized physician to develop brand name products that reflect his individual approach to restoring, maintaining or improving health. These products are currently sold through print media and the internet.

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

Our activities in markets outside the United States are subject to political, economic and other risks in the countries in which our products are sold and in which we operate. For more information about these and other risks, please see Item 1A in this report.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the risks described below, as well as the other information in this report and in other reports and documents we file with the SEC when evaluating our business and future prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also occur. If any of the following risks or any additional risks and uncertainties actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock. You should not draw any inference as to the magnitude of any particular risk from its position in the following discussion.

Because we derive a significant portion of our revenues from a limited number of customers, our revenues would be adversely affected by the loss of a major customer or a significant change in its business, personnel or the timing or amount of its orders.

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2009, sales to one customer, NSA International, Inc., were approximately 49% of our total net sales from continuing operations. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 30% of our net sales from continuing operations during fiscal 2009. The loss of one of these customers or other major customers, a significant decrease in sales or the growth rate of sales to these customers, or a significant change in their business or personnel, would materially affect our financial condition and results of operations. Furthermore, the timing of our customers’ orders is impacted by, among others, their marketing programs, supply chain management, entry into new markets and new product introductions, all of which are outside of our control. All of these attributes have had and will have a significant impact on our business.

Our future growth and stability depends, in part, on our ability to diversify our sales. Our efforts to establish new sales from existing customers and new customers and develop and grow our branded products could require significant initial investments, which may or may not result in higher sales and improved financial results.

Our business strategy depends in large part on our ability to develop new product sales from current and new customer relationships. These activities often require a significant up-front investment including, among others, customized formulations, regulatory compliance, product registrations, package design, product testing, pilot production runs, and the build up of initial inventory. In addition, we may incur increased marketing and advertising costs to the extent we seek to develop and grow our branded products. We may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time we generate net sales from new products or customers, and it is possible that we may never generate any revenue from new products or customers after incurring such expenditures. If we incur significant expenses and investments in inventory that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected.

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

We are required to assess the value of goodwill annually for potential impairment, which requires, among others, significant management judgment to forecast future operating results used in the determination. In the fourth quarter of fiscal 2007, we recorded a $7.0 million non-cash, goodwill impairment charge and in the third quarter of fiscal 2009 we recorded an additional impairment charge of $1.8 million and may, in the future, be required to recognize additional impairment charges, which could be significant, against goodwill and purchased intangible assets due to changes in conditions and circumstances, many of which may be outside of our control.

Following the acquisition of RHL on December 5, 2005, we recorded approximately $7.5 million of goodwill. In the fourth quarter of fiscal 2007, we recorded a $7.0 million non-cash, goodwill impairment charge as a result of our annual testing of goodwill. In the third quarter of fiscal 2009, we determined the current book value of RHL’s net assets exceeded the fair value by approximately $1.8 million and recorded an impairment charge for this amount. There can be no assurance that an additional non-cash impairment charge will not be required. Any such additional charge could have a negative effect on our results of operations but would not impact our cash flows or cash position.

Our operating results will vary. We have experienced a decline in net sales and incurred losses in recent years and there is no guarantee that our sales will improve or that we will earn a profit in future years. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our net sales and income from continuing operations declined during fiscal 2009 as compared to fiscal 2008 and there can be no assurance that our net sales will improve in the near term, or that we will earn a profit in any given year. We have experienced net losses in the past, including fiscal years 2009 and 2008, and may incur losses in the future. Our operating results will fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We currently anticipate generating positive net income during the first quarter of fiscal 2010, although there is no assurance we will be able to do so. Fluctuations in our operating results may adversely affect the share price of our common stock.

A significant or prolonged economic downturn, such as the one the global economy has recent experienced, could have, and recently has had, a material adverse effect on our results of operations.

Our results of operations are affected by the level of business activity of our customers, which in turn is affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private label contract manufacturing customers, as well as our branded products. During fiscal 2009, the decline in economic conditions in the United States and the various foreign markets in which our customers operate negatively impacted our customers’ businesses and our operations. A continued or further decline in consumer demand and the level of business activity of our customers due to economic conditions could have a material adverse effect on our revenues and profit margins.

Because our direct-to-consumer sales rely on the marketability of key personalities, the inability of a key personality to perform his or her role or the existence of negative publicity surrounding a key personality may adversely affect our revenues.

Direct-to-consumer products may be marketed with a key personality through a variety of distribution channels. The inability or failure of a key personality to fulfill his or her role, or the ineffectiveness of a key personality as a spokesperson for a product, a reduction in the exposure of a key personality due to the discontinuance of a marketing program or otherwise or negative publicity about a key personality may adversely affect the sales of our product associated with that personality and could affect the sale of other products. A decline in sales would negatively affect our results of operations and financial condition.

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

Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. Additionally, there can be no assurance that our existing line of credit will be sufficient to meet our working capital needs. Furthermore, if we fail to maintain certain loan covenants we may no longer have access to the credit line. During fiscal 2009, we failed to meet certain of our loan covenants under our credit facility. While in each case our lender agreed to waive its default rights resulting from these covenant violations, there is no guarantee that the lender will continue to do so if we do not meet future covenant requirements. The credit line terminates in November 2010.

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

Recent economic conditions have made it more difficult for companies to raise capital and obtain financing. Our inability to raise additional capital or to obtain additional financing if needed would negatively affect our ability to implement our business strategies and meet our goals. This, in turn, would adversely affect our financial condition and results of operations.

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

We buy our raw materials from a limited number of suppliers. During fiscal 2009, approximately 13% of our total raw material purchases were from one supplier. The loss of any of our major suppliers or of a supplier that provides any hard to obtain materials could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

We rely solely on one supplier to process certain raw materials that we use in the product line of our largest customer. The loss of or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. During fiscal 2008 and early fiscal 2009, we experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs. We currently believe petroleum related raw material and product cost pricing pressures have stabilized and will remain relatively constant throughout fiscal 2010, although there is no assurance this will occur. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations.

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

Our business can be affected by adverse publicity or negative public perception about our industry, our competitors, our customers, or our business generally. This adverse publicity may include publicity about the nutritional supplements industry generally, the efficacy, safety and quality of nutritional supplements and other health care products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors, or our customers. During the second and third quarters of fiscal 2008, our Mannatech contract manufacturing sales were adversely impacted due to certain negative publicity and heightened litigation and regulatory activities that affected Mannatech’s domestic recruiting efforts and corresponding consumer sales. There can be no assurance that we will be able to reestablish our prior sales levels with Mannatech, and there can be no assurance that we will be able to avoid any adverse publicity or negative public perception in the future. Any adverse publicity or negative public perception will likely have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations also could be adversely affected if any of our products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated health consequences.

We could be exposed to product liability claims or other litigation, which may be costly and could materially adversely affect our operations.

We could face financial liability due to product liability claims if the use of our products results in significant loss or injury. Additionally, the manufacture and sale of our products involves the risk of injury to consumers from tampering by unauthorized third parties or product contamination. We could be exposed to future product liability claims that, among others: our products contain contaminants; we provide consumers with inadequate instructions about product use; or we provide inadequate warning about side effects or interactions of our products with other substances. Even if we were to prevail in any such claims, the cost of negotiations, settlement and litigation could be significant.

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

As a result of our decision to sell the legacy RHL business, we initiated an operational consolidation program during the first quarter of fiscal 2009. This program included outsourcing our branded products fulfillment and call center activities. The operation of the third party service provider’s facilities is subject to the interruption and similar risks described above for our facilities and there can be no assurance that these interruptions or any other operational problem at such third party’s facilities would not have a material adverse effect on our business, financial condition and results of operations.

We may be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others.

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses and similar intellectual property. There can be no assurance that we will be able to protect our intellectual property adequately. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Litigation in the United States or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. This litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operation and financial condition. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

Collectively, our officers and directors own a significant amount of our common stock, giving them influence over corporate transactions and other matters and potentially limiting the influence of other stockholders on important policy and management issues.

Our officers and directors, together with their families and affiliates, beneficially owned approximately 19% of our outstanding shares of common stock as of June 30, 2009, including approximately 18% of our outstanding shares of common stock beneficially owned by Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, and his family and affiliates. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

Stock prices in general have been historically volatile and ours is no different. The trading price of our stock may fluctuate in response to the following, as well as other, factors:

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

This table summarizes our facilities as of June 30, 2009. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date
San Marcos, CA USA	NAI corporate headquarters and branded products operations	29,500	Owned	N/A
Vista, CA USA(1)	Manufacturing, warehousing, packaging and distribution(3)	162,000	Leased	March 2014
Manno, Switzerland(2)	Manufacturing, warehousing, packaging and distribution	46,000	Leased	December 2015

(1)	This facility is used by NAI primarily for its private label contract manufacturing segment.

(2)	This facility is used by NAIE, our wholly owned Swiss subsidiary, in connection with our private label contract manufacturing segment. NAIE sublets approximately 3,000 square feet to a third party pursuant to a sublease that terminates on December 31, 2009.

(3)	We use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions.

ITEM 3.	LEGAL PROCEEDINGS

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

As of September 25, 2009, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to our stockholders for a vote during the fourth quarter ended June 30, 2009.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low closing prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2009 and 2008:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$8.00	$7.00	$7.71	$5.81
Second Quarter	$7.55	$5.70	$8.68	$6.09
Third Quarter	$6.19	$5.78	$9.18	$8.41
Fourth Quarter	$6.75	$5.84	$9.00	$6.51

Holders

As of September 22, 2009, there were approximately 316 stockholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to help provide funds for future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2009, we did not sell any unregistered securities.

Repurchases

During the fourth quarter of the fiscal year ended June 30, 2009, we did not repurchase any shares of our common stock, nor were any repurchases made on our behalf.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2009 and 2008 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 7 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 7 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets and new product introductions, as well as general economic conditions.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, developing and growing our own line of branded products and commercializing our licensed patent estate through contract manufacturing, royalty and sub-license agreements.

In an effort to enhance stockholder value, improve working capital and enable us to focus on our core contract manufacturing business, during the fourth quarter of fiscal 2008 we developed a plan to narrow our branded products focus and portfolio and to sell our legacy RHL business. On August 4, 2008 RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2.3 million. We recorded a loss of $226,000 as a result of this sale and recognized $221,000 in severance and related payroll costs during fiscal 2009.

On July 31, 2009, we sold substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a cash purchase price of $500,000. As additional compensation, RHL may receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers meets or exceeds certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. The financial information presented in this report has been reclassified to reflect the legacy RHL business as discontinued operations.

As a result of our decision to sell the legacy RHL business, we initiated an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. This operational consolidation program was substantially complete as of September 30, 2008 and resulted in a charge to discontinued operations of $823,000 in severance and other business related exit costs during fiscal 2009.

During fiscal 2009, our net sales from continuing operations were 9.6% lower than in fiscal 2008. Private label contract manufacturing sales declined 8.5% due primarily to lower volumes of existing products in existing markets sold to our two largest customers. This decline was partially offset by an increase in sales to other customers. Net sales from our branded products declined 31.4% in fiscal 2009 as compared to fiscal 2008 due to the continued softening of our Pathway to Healing® product line.

Revenue concentration to our two largest private label contract manufacturing customers as a percentage of our total sales from continuing operations remained flat at 79% for both fiscal 2009 and fiscal 2008. We expect our contract manufacturing revenue concentration percentage for our two largest customers to remain constant or increase marginally during fiscal 2010.

Beginning in fiscal 2008 and continuing through fiscal 2009, we invested substantial time and incurred substantial costs associated with hiring and training new quality assurance and other manufacturing support personnel, increased testing activity, and documentation and validation processes related to our GMPs compliance programs. These additional expenses negatively impacted our operating income from continuing operations during fiscal 2008 and fiscal 2009. Although the cost of GMP compliance is significant, we believe the majority of our implementation investment costs have been incurred. Going forward, our commitment to quality and our steadfast support of the FDA mandated GMPs makes us well positioned to operate within the higher standards of the FDA’s GMPs and we believe differentiates us from our competitors.

During the early part of fiscal 2009, the continued decline in economic conditions in the United States and the various foreign markets we service negatively impacted our customers’ businesses and our operations. As a result, during the second quarter of fiscal 2009 we implemented a cost reduction program that resulted in the elimination of certain personnel and business activities. This program resulted in a charge to our continuing operations of $558,000 during the second quarter of fiscal 2009. During the second half of fiscal 2009, our cost reduction program resulted in a savings of $3.0 million compared to the cost structure in the comparable prior year period. We expect our cost reduction program to further reduce our operating overhead costs in fiscal 2010 by approximately $3.5 million as compared to fiscal 2009.

Following the completion of the sale of substantially all of the assets of RHL, our branded products segment consists primarily of the products sold under our Pathway to Healing® product ling. Beginning in April 2007, Dr. Cherry ceased airing his weekly television program, which had served as the primary customer acquisition vehicle in marketing the Pathway to Healing® product line. While sales of the product line have been primarily generated by continuity orders from long-standing repeat customers, the loss of the television program has had a negative impact on our ability to acquire new customers and retain existing customers. During fiscal 2009 we revamped our Dr. Cherry website and increased our direct-to-consumer marketing and advertising efforts. These activities helped reduce the decline in our Dr. Cherry sales volumes during the second half of fiscal 2009. During fiscal 2010 we intend to further increase our Dr. Cherry marketing and advertising efforts and continue working with Dr. Cherry to evaluate alternative sales growth initiatives to support the product line.

During fiscal 2010, we plan to continue to focus on:

•

Leveraging our state of the art, certified facilities to increase the value of the goods and services we provide to our highly valued private label contract manufacturing customers, and assist us in developing relationships with additional quality oriented customers;

•	Implementing focused initiatives to grow our Pathway to Healing® product line;

•	Commercializing our licensed patent estate through contract manufacturing, royalties and sub-license agreements and protecting our proprietary rights; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability

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

We are required to assess goodwill impairment annually using the methodology prescribed by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on an annual basis or more frequently if we believe indicators of impairment exist. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We have selected April 1 as the annual date to test for impairment.

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

During the third quarter of fiscal 2009, RHL’s wholesale operation experienced a decline in sales activity from one of its largest customers as a result of the discontinuance of certain RHL product lines. Historically these product sales represented a significant portion of RHL’s overall annual sales to this customer. Additionally, during this same period, we received feedback from multiple parties related to their preliminary interest in acquiring the remaining assets of RHL. Due in part to the expected decline in future RHL sales as noted above and the current depressed worldwide economic conditions, the preliminary purchase price valuations provided by these third parties provided us with an indication that an impairment of the RHL net asset carrying values may exist.

In accordance with SFAS 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) we performed an analysis that compared the fair value of RHL’s net assets as indicated by the third party purchase price valuations noted above to the current carrying amounts to determine if an impairment of value was evident. As a result of this analysis, we determined that as of the related measurement date the book value of RHL’s net assets exceeded the fair value by approximately $1.8 million and recorded an impairment charge for this amount to discontinued operations during the third quarter of fiscal 2009. Based on the required analysis performed as of the annual test date, no additional impairment losses were recorded in the fourth quarter of fiscal 2009.

Impairment of Assets

In accordance with the provisions of SFAS 144, our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets and certain identifiable intangibles when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. No additional impairment losses were recorded in the fourth quarter of fiscal 2009.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements (SAB 104), SFAS No. 48, Revenue Recognition When Right of Return Exists (SFAS 48), and Emerging Issues Task Force (EITF) Abstract No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-09). SAB 104 requires four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

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

As part of the services we provide to our private label contract manufacturing customers, we may perform, but are not required to perform, certain research and development activities related to the development or improvement of their products. While our customers typically do not pay directly for this service, the cost of this service is included as a component of the price we charge to manufacture and deliver their products. These costs are recorded in selling, general and administrative expenses.

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

As of June 30, 2009 and 2008, we have not recorded any FIN 48 tax liabilities.

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

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine we will not realize all or part of our deferred tax assets in the future, we will record an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we determine we will realize a deferred tax asset, which currently has a valuation allowance, we will reverse the valuation allowance, which would be reflected as an income tax benefit.

During fiscal 2009, we recorded a valuation allowance against deferred income tax assets of $1.8 million, representing the amount of our deferred income tax assets in excess of our deferred income tax liabilities. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we have realized related to our US-based operations for the three year period ended June 30, 2009, that realization of the net deferred income tax asset was more likely than not. The valuation allowance recorded during the fiscal 2009 primarily related to fiscal 2009 net operating loss carry forwards and changes in other deferred tax items recognized during fiscal 2009. As a result of the recognition of these valuation adjustments, we have a $1.8 million net deferred tax asset offset by a valuation allowance of $1.8 million resulting in a net deferred tax asset of $0 as of June 30, 2009. This valuation allowance did not have any affect on the tax expense and related liability recorded for operating income recognized by NAIE during the year ended June 30, 2009.

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

Derivative Financial Instruments

We may use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts and currency options. To the extent we use derivative financial instruments, we account for them using the deferral method under Financial Accounting Standard 133, Accounting for Derivatives and Related Hedging Activity (FAS 133), when such instruments are intended to hedge identifiable, firm foreign currency commitments or anticipated transactions and are designated as, and effective as, hedges. Foreign exchange exposures arising from certain transactions that do not meet the criteria for the deferral method are marked-to-market.

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2009, we did not have any derivative financial instruments.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect our estimate of current and past due receivable balances that may not be collected. The allowance for doubtful accounts is based upon our assessment of the collectability of specific customer accounts, the aging of accounts receivable and our history of bad debts. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses in the receivable balance under current conditions. However, significant deterioration in the financial condition of our customers, resulting in an impairment of their ability to make payments, could materially change these expectations and an additional allowance may be required.

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

	Fiscal Year Ended
	June 30, 2009		June 30, 2008		Increase (Decrease)
Private label contract manufacturing	$71,242	96%	$77,850	95%	$(6,608)	(8)%
Branded products	2,677	4%	3,905	5%	(1,228)	(31)%

Total net sales	73,919	100%	81,755	100%	(7,836)	(10)%
Cost of goods sold	64,514	87%	68,843	84%	(4,329)	(6)%

Gross profit	9,405	13%	12,912	16%	(3,507)	(27)%
Selling, general & administrative expenses	9,008	12%	11,838	14%	(2,830)	(24)%

Operating income from continuing operations	397	1%	1,074	1%	(677)	(63)%
Other expenses (income), net	524	1%	(102)	(0)%	(626)	(614)%

(Loss) income from continuing operations before income taxes	(127)	0%	1,176	1%	(1,303)	(111)%
Income tax expense	93	0%	264	0%	(171)	(65)%

(Loss) income from continuing operations	(220)	(0)%	912	1%	(1,132)	(124)%
Loss from discontinued operations, net of tax	(3,860)	(5)%	(1,283)	(2)%	(2,577)	(201)%

Net loss	$(4,080)	(6)%	$(371)	(0)%	$(3,709)	(1000)%

Fiscal 2009 Compared to Fiscal 2008

The percentage decrease in private label contract manufacturing net sales was primarily attributed to the following:

	Percentage Change
NSA International, Inc. (NSA)	(5	)(1)
Mannatech, Incorporated	(7	)(1)
Other customers	4	(2)

Total	(8)

[1]	A decrease in net sales resulted primarily from the impact of the current economic conditions and unfavorable foreign currency fluctuations.

[2]

An increase in net sales to other customers was primarily due to increased sales from several of our existing customers along with increased sales from a new customer and income related to a sub-license agreement for the distribution of Beta-Alanine.

Net sales from our continuing branded products segment decreased 31.4% during fiscal 2009 due primarily to the continued softening of the Pathway to Healing product line following the cessation of Dr. Cherry’s weekly television program in April 2007, which had served as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Gross profit margin from continuing operations decreased 3.1 percentage points primarily due to the following:

Percentage Change
Shift in sales mix	(2.5)
Changes in overhead expenses	(1.6)
Incremental direct and indirect labor	0.9
Branded products operations	0.4
Cost reduction program (severance)	(0.3)

Total	(3.1)

Private label contract manufacturing gross profit margin declined 2.5 percentage points to 11.2% in fiscal 2009 compared to 13.7% in fiscal 2008. The decrease in gross profit as a percentage of sales was primarily due to higher per unit private label manufacturing costs associated with lower production levels, increased product testing costs associated with new product offerings and system and process validation costs related to improving our existing processes and implementing newly required GMPs. These expenses were partially offset by lower direct and indirect labor costs associated with our cost reduction programs. Additionally, during fiscal 2009 we experienced an unfavorable sales mix shift to lower margin product sales as compared to the prior year along with unfavorable currency exchange rates associated with our international sales.

Branded products gross profit margin decreased 3.1 percentage points to 53.8% in fiscal 2009 from 56.9% in fiscal 2008 due primarily to increased material and shipping costs as a percentage of sales.

Selling, general and administrative expenses from continuing operations decreased $2.8 million, or 24% during fiscal 2009. The decrease from the comparable fiscal year was attributed to a reduction in selling, general and administrative expenses primarily from our branded products business totaling $900,000 associated with our operational consolidation, and a $1.9 million decrease in operating costs from our domestic contract manufacturing operation as a result of our cost reduction programs implemented during the fiscal year ended June 30, 2009.

Other income, net decreased $626,000 primarily due to $656,000 in unfavorable foreign currency exchange losses due to the weakening of the Euro and the related impact on the translation of Euro denominated cash and receivables and $45,000 in other income amounts. These amounts were partially offset by a $75,000 reduction in interest expense due to lower borrowings and interest rates during the current fiscal year.

Our income tax expense of $93,000 for the year ended June 30, 2009 was the result of $180,000 in tax expense from our foreign subsidiary at a statutory tax rate of 20% and $87,000 in net tax benefit from our US-based operations related primarily to annual tax return versus tax provision reconciliation adjustments. As a result of our deferred tax asset valuation, we did not record any income tax benefit during the year ended June 30, 2009 against our year-to-date US-based losses from operations.

Net Loss from Discontinued Operations

In an effort to enhance stockholder value, improve working capital and enable us to focus on our core contract manufacturing business, during the fourth quarter of fiscal 2008 we undertook a careful review of our branded products portfolio and operations. As a result, we decided to narrow our branded products focus and portfolio and developed a plan to do so, which included a decision to sell our legacy RHL business. On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2.3 million. We recorded a loss of $226,000 as a result of this sale and recognized $221,000 in severance and related payroll costs during fiscal 2009.

On July 29, 2009, we entered into an Asset Purchase Agreement with PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for the sale of substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business. The sale closed on July 31, 2009 for a cash purchase price of $500,000. As additional compensation, RHL may receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers meets or exceeds certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. NAI provided a guarantee of RHL’s indemnity obligations under the Asset Purchase Agreement, which potential liability is capped at the amount of the purchase price paid by the buyers to RHL. RHL has agreed to provide certain transition services and support to the buyers for a period of up to six months and will receive an amount equal to $9,000 per month for such services.

As a result of our decision to sell the legacy RHL business, we initiated an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. This operational consolidation program was substantially complete as of September 30, 2008 and resulted in a charge to discontinued operations of $823,000 in severance and other business related exit costs during the year ended June 30, 2009.

As the plan to dispose of the legacy RHL business met the criteria of SFAS 144, the current and prior periods presented in this report have been reclassified to reflect the legacy RHL business as discontinued operations.

For fiscal 2009, net loss from discontinued operations was $3.9 million or $0.55 per basic share and included a $1.8 million impairment charge. For fiscal 2008, net loss from discontinued operations was $1.3 million, or $0.18 per basic share.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $4.9 million in fiscal 2009 compared to net cash provided by operating activities of $2.7 million in fiscal 2008.

At June 30, 2009, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $706,000 in cash during fiscal 2009 compared to $1.5 million of cash used in the prior year. Cash provided by accounts receivable in fiscal 2009 was due to the increase in shipments during the fourth quarter of 2008 as compared to the comparable period in fiscal 2009 and the timing of collections. Days sales outstanding from continuing operations was 30 days during fiscal 2009 compared to 25 days in fiscal 2008. The increase in days sales outstanding was primarily due to timing of shipments.

At June 30, 2009, changes in inventory provided $4.8 million in cash during fiscal 2009 compared to $788,000 of cash used in fiscal 2008. The decrease in inventory at June 30, 2009 was primarily related to declining sales demand and management’s efforts to reduce our working capital investment in inventory.

Approximately $810,000 of our operating cash flow was generated by NAIE in fiscal 2009. In June 2005, we repatriated $2.0 million of NAIE retained earnings under the American Jobs Creation Act. As of June 30, 2009, NAIE’s undistributed retained earnings are considered indefinitely reinvested.

Cash used in investing activities in fiscal 2009 was $3.0 million compared to $1.4 million in fiscal 2008. Capital expenditures were $4.5 million in fiscal 2009 compared to $1.4 million in fiscal 2008. Capital expenditures for both years were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities.

Our consolidated debt decreased to $1.3 million at June 30, 2009 from $2.7 million at June 30, 2008 primarily due to net payments of $1.5 million to our term loan balances during fiscal 2009.

We have a bank credit facility of $8.8 million as of June 30, 2009, comprised of a $7.5 million working capital line of credit and $1.3 million in outstanding term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and described in more detail below, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of June 30, 2009, the outstanding balances on the term loans consisted of a $226,000, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $521,000, 10 year term loan due May 2014 with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; and a $520,000, four year term loan due December 2009, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $122,000 plus interest. As of June 30, 2009 and June 30, 2008, our working capital line of credit balance was zero.

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

On December 29, 2008, we again amended our credit facility to (i) extend the maturity date for the working capital line of credit from November 1, 2009 to November 1, 2010; (ii) modify the interest rate payable on the line of credit from a rate equal to the Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, to a rate equal to either a fluctuating rate per annum equal to 2.75% to 3.75% above the Daily One Month LIBOR Rate in effect from time to time or a fixed rate per annum equal to 2.50% to 3.50% above LIBOR, as elected by NAI from time to time, in each case with the percentage above the applicable LIBOR determined based on NAI’s fixed charge coverage ratio; (iii) modify the fiscal year end net income requirement for fiscal 2009 from net income after taxes of not less than $750,000 to a net loss not to exceed $2,500,000; (iv) modify the fixed charge coverage ratio for the quarter ended March 31, 2009 from not less than 1.25 to 1.0 to not less than 0.50 to 1.0; and (v) eliminate the fixed charge coverage ratio and net income requirements that would have applied to the second quarter of fiscal 2009. In consideration of such amendments, NAI paid a $25,000 amendment fee to the lender.

On July 14, 2009, we completed certain additional amendments to our credit facility, effective June 1, 2009, to (i) modify the interest rate payable on the line of credit from a rate equal to either a fluctuating rate per annum equal to 2.75% to 3.75% above the Daily One Month LIBOR Rate in effect from time to time or a fixed rate per annum equal to 2.50% to 3.50% above LIBOR, to a rate equal to either a fluctuating rate per annum equal to 2.75% to 4.25% above the Daily Three Month LIBOR Rate in effect from time to time or a fixed rate per annum equal to 2.50% to 4.00% above LIBOR, as elected by NAI from time to time, in each case with the percentage above the applicable LIBOR determined based on NAI’s fixed charge coverage ratio; (ii) modify the annual fee payable to the lender from 0.25% to 1.00% of the maximum available line of credit amount to 0.25% to 1.50% of the maximum available line of credit amount with the percentage determined based on NAI’s fixed charge coverage ratio; (iii) modify the borrowing limitation under the line of credit from an aggregate of 85% of NAI’s eligible accounts receivable plus 50% of the value of NAI’s eligible inventory to an aggregate of 85% of NAI’s eligible accounts receivable plus 30% of the value of NAI’s eligible raw materials inventory plus 40% of the value of NAI’s eligible finished goods inventory; (iv) extend the availability of the foreign exchange facility to November 1, 2010; (v) modify the fiscal year end net income requirement for fiscal 2009 from a net loss not to exceed $2,500,000 to a net loss not to exceed $5,000,000; (vi) modify the quarterly net income requirement from net income not less than $1.00 to net income not less than $250,000 for the quarter ended June 30, 2009; and (iv) modify the fixed charge coverage ratio for the quarter ended June 30, 2009 from not less than 1.25 to 1.0 to not less than -1.95 to 1.0.

On June 30, 2009, we were in compliance with all loan debt covenants.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.2 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $147,000, as of December 31, 2007, and was reduced an additional CHF 160,000, or approximately $147,000, as of December 31, 2008, and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $461,000. As of June 30, 2009, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $921), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of June 30, 2009, we had $4.0 million in cash and cash equivalents, a $699,000 certificate of deposit and $5.2 million available under our line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2008 and early fiscal 2009, we experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs. We currently believe petroleum related raw material and product cost pricing pressures have stabilized and will remain relatively constant throughout fiscal 2010, although there is no assurance this will occur. We do not believe current inflation rates will have a material impact on our future operations or profitability.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included under Note A in the notes to our consolidated financial statements included under Item 8 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

September 25, 2009

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,995	$3,518
Certificate of deposit	699	—
Accounts receivable - less allowance for doubtful accounts of $27 at June 30, 2009 and $17 at June 30, 2008	5,685	6,401
Inventories, net	9,320	14,135
Income tax receivable	2	1,354
Prepaids and other current assets	1,259	1,223
Assets of discontinued operations	1,187	6,299

Total current assets	22,147	32,930

Property and equipment, net	14,133	12,823
Other noncurrent assets, net	159	160

Total assets	$36,439	$45,913

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,327	$7,245
Accrued liabilities	1,001	1,048
Accrued compensation and employee benefits	1,164	1,332
Income taxes payable	490	409
Current portion of long-term debt	669	2,730
Liabilities of discontinued operations	599	1,724

Total current liabilities	8,250	14,488
Long-term debt, less current portion	598	—
Deferred income taxes	—	61
Deferred rent	1,054	1,164
Long-term pension liability	505	198

Total liabilities	10,407	15,911

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2009 and June 30, 2008, issued and outstanding 7,249,734 at June 30, 2009 and 7,210,937 at June 30, 2008	71	71
Additional paid-in capital	18,899	18,485
Accumulated other comprehensive loss	(565)	(261)
Retained earnings	8,726	12,806
Treasury stock, at cost, 180,941 shares at June 30, 2009 and June 30, 2008	(1,099)	(1,099)

Total stockholders’ equity	26,032	30,002

Total liabilities and stockholders’ equity	$36,439	$45,913

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income (Loss)

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2009	2008
Net sales	$73,919	$81,755
Cost of goods sold	64,514	68,843

Gross profit	9,405	12,912
Selling, general & administrative expenses	9,008	11,838

Operating income from continuing operations	397	1,074
Other (expense) income:
Interest income	14	20
Interest expense	(210)	(286)
Foreign exchange (loss) gain	(360)	296
Other, net	32	72

	(524)	102

(Loss) income from continuing operations before income taxes	(127)	1,176
Provision for income taxes	93	264

(Loss) income from continuing operations	(220)	912
Loss from discontinued operations, net of tax	(3,860)	(1,283)

Net loss	$(4,080)	$(371)

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	39
Change in minimum pension liability, net of tax	(304)	(116)

Comprehensive loss	$(4,384)	$(448)

Net (loss) income per common share:
Basic:
Continuing operations	$(0.03)	$0.13
Discontinued operations	(0.55)	(0.18)

Net loss	$(0.58)	$(0.05)

Diluted:
Continuing operations	$(0.03)	$0.13
Discontinued operations	(0.55)	(0.18)

Net loss	$(0.58)	$(0.05)

Weighted average common shares outstanding:
Basic	7,055,952	6,982,852
Diluted	7,055,952	7,037,682

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, June 30, 2007	7,001,230	$69	$17,335	$13,177	$(375)	$(184)	$30,022

Issuance of common stock for employee stock purchase plan and stock option exercises	209,707	2	531	—	—	—	533
Compensation expense related to stock options and employee stock purchase plan	—	—	425	—	—	—	425
Repurchase of common stock	—	—	—	—	(724)	—	(724)
Tax benefit from exercise of stock options	—	—	194	—	—	—	194
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	39	39
Change in minimum pension liability, net of tax	—	—	—	—	—	(116)	(116)
Net loss	—	—	—	(371)	—	—	(371)

Balance, June 30, 2008	7,210,937	71	18,485	12,806	(1,099)	(261)	30,002

Issuance of common stock for employee stock purchase plan and stock option exercises	38,797	—	—	—	—	—	—
Compensation expense related to stock options and employee stock purchase plan	—	—	325	—	—	—	325
Tax benefit from exercise of stock options	—	—	89	—	—	—	89
Change in minimum pension liability, net of tax	—	—	—	—	—	(304)	(304)
Net loss	—	—	—	(4,080)	—	—	(4,080)

Balance, June 30, 2009	7,249,734	$71	$18,899	$8,726	$(1,099)	$(565)	$26,032

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(Dollars in thousands)

	2009	2008
Cash flows from operating activities
(Loss) income before discontinued operations	$(220)	$912
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	10	2
Depreciation and amortization	3,143	2,960
Non-cash equipment impairment charge	—	74
Tax benefit from exercise of stock options	(89)	(194)
Deferred income taxes	(61)	1,144
Non-cash compensation	325	425
Pension benefit (expense), net of contributions	3	(72)
Loss on disposal of assets	39	—
Changes in operating assets and liabilities:
Accounts receivable	706	(1,461)
Inventories	4,815	(788)
Other assets	(35)	(205)
Accounts payable and accrued liabilities	(3,075)	1,312
Income taxes payable	1,522	(475)
Accrued compensation and employee benefits	(168)	94

Net cash provided by operating activities from continuing operations	6,915	3,728
Net cash (used) provided by operating activities from discontinued operations	(2,028)	(1,040)

Net cash provided by operating activities	4,887	2,688

Cash flows from investing activities
Capital expenditures	(4,530)	(1,372)
Proceeds from sale of property & equipment	38	—
Purchase of certificate of deposit	(699)	—

Net cash used in investing activities from continuing operations	(5,191)	(1,372)
Net cash provided by (used in) investing activities from discontinued operations, including proceeds from the sale of As We Change®	2,155	(44)

Net cash used in investing activities	(3,036)	(1,416)

Cash flows from financing activities
Payments on long-term debt	(1,463)	(1,852)
Issuance of common stock	—	533
Repurchase of common stock	—	(724)
Tax benefit from exercise of stock options	89	194

Net cash used in financing activities	(1,374)	(1,849)

Net increase (decrease) in cash and cash equivalents	477	(577)
Cash and cash equivalents at beginning of year	3,518	4,095

Cash and cash equivalents at end of year	$3,995	$3,518

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$109	$419
Interest	$267	$360
Disclosure of non-cash activities:
Net unrealized gains resulting from change in fair value of derivative instruments	$—	$39
Change in minimum pension liability, net of tax	$304	$116

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

On December 5, 2005, we acquired Real Health Laboratories, Inc. (RHL), which primarily marketed branded nutritional supplements. RHL’s operations included in-house creative, supply chain management and call center and fulfillment activities. During the fourth quarter of fiscal 2008, we undertook a careful review of our branded products portfolio and operations. As a result of this review, we decided to narrow our branded products focus and portfolio. On August 4, 2008, we sold certain assets related to RHL’s catalog and internet business conducted under the name “As We Change®” and on July 31, 2009, we sold substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business. As a result, the current and prior periods presented in this report have been reclassified to reflect the originally acquired RHL operations as discontinued operations, pursuant to SFAS 144.

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

Subsequent Events Evaluation

The Company evaluated all events or transactions that occurred after June 30, 2009 up through September 25, 2009, the date these financial statements were issued.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations: Applying the Acquisition Method (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements of SFAS No. 141, Business Combinations, but provides additional guidance on applying the acquisition method when accounting for similar economic events. It establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R was a joint effort between the FASB and the International Accounting Standards Board to promote global standards by improving the accounting and financial reporting of business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will be required to adopt this standard effective July 1, 2009. We will assess the impact of SFAS No. 141R if and when a future acquisition occurs.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We do not expect the adoption of FSP No. 142-3 to have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued the following new accounting standards: (i) FSP FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (FSP FAS 157-4), which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (financial and nonfinancial) and will require enhanced disclosures; (ii) FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and

Presentation of Other-Than-Temporary Impairments, which is applicable to debt securities and provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred; and (iii) FSP FAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The Company adopted each of these standards effective June 15, 2009. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009. The adoption of SFAS 165 has not resulted in a change in the Company’s practices. The Company adopted these standards effective June 15, 2009. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (FAS 168), which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. On its effective date, FAS 168 will supersede all then-existing non-SEC accounting and reporting standards. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company believes adoption of FAS 168 will not have a material impact on its consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

We apply SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. We invest excess cash balances primarily in certificates of deposit and money market accounts with strong credit ratings. All securities have a maturity of less than one year as of June 30, 2009. Realized gains and losses would be calculated on the specific identification method and recorded as interest income. As of June 30, 2009, we had a certificate of deposit investment in the amount of $699,000 and no gains and losses were realized for the year ended June 30, 2009.

Fair Value of Financial Instruments

Our financial statements include the following financial instruments: cash and cash equivalents, short-term investments, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at June 30, 2009. We adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), effective July 1, 2008, for its financial assets and liabilities. In February 2008, the FASB issued FSP No. 157-2, Effective Date of SFAS 157, which delayed the effective date of SFAS 157 until July 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not re-measured on a recurring basis (at least annually). Therefore, we adopted the provisions of SFAS 157 only with respect to financial assets and liabilities, as well as any other assets and liabilities carried at fair value. Under this standard, fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

SFAS No. 157 establishes a three-level hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

The fair value hierarchy is broken down into three levels based on the source of inputs. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. We classify cash, cash equivalents, and marketable securities balances as a Level 1 asset. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated, either directly or indirectly by observable market data. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. As of June 30, 2009, we did not have any financial assets or liabilities classified as Level 2 or 3.

We do not currently expect the application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a nonrecurring basis to have a material impact on its financial statements. However, we will continue to assess the potential effects of SFAS 157 as additional guidance becomes available. On July 1, 2008, we also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows an entity to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 allows the Company to recognize the unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. We have chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and customer credit-worthiness. An allowance for estimated doubtful accounts is maintained based on historical experience and identified customer credit issues. We monitor collections regularly and adjust the allowance for doubtful accounts as necessary to recognize any changes in credit exposure. Upon conclusion that a receivable is uncollectible, we record the respective amount as a charge against allowance for doubtful accounts.

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

Impairment of Long-Lived Assets

SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets (excluding goodwill) and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of for recognition and measurement of the impairment of long-lived assets to be held and used.

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

Derivative Financial Instruments

We may use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts and currency options. To the extent we use derivative financial instruments, we account for them using the deferral method under FAS 133, when such instruments are intended to hedge identifiable, firm foreign currency commitments or anticipated transactions and are designated as, and effective as, hedges. Foreign exchange exposures arising from certain transactions that do not meet the criteria for the deferral method are marked-to-market.

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2009, we did not have any derivative financial instruments.

Revenue Recognition

We recognize revenue in accordance with SAB 104, SFAS 48 and EITF 01-09. SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $1.2 million for 2009 and $2.0 million for 2008. These costs are included in selling, general and administrative expenses.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in continuing operations in the amount of $118,000 during the fiscal year ended June 30, 2009 and $290,000 during fiscal 2008. These costs were included in selling, general and administrative expenses in the accompanying statements of operations.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates, for each of the jurisdictions in which we operate, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

As of June 30, 2009 and 2008, we have not recorded any FIN 48 tax liabilities.

We are subject to taxation in the United States, Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2006 and forward are subject to examination by the United States and state tax authorities and our tax years for the fiscal year ended June 30, 2007 and forward are subject to examination by the Switzerland tax authorities.

We do not record U.S. income tax expense for NAIE’s retained earnings that are declared as indefinitely reinvested offshore, thus reducing our overall income tax expense. The amount of earnings designated as indefinitely reinvested in NAIE is based on the actual deployment of such earnings in NAIE’s assets and our expectations of the future cash needs of our U.S. and foreign entities. Income tax laws are also a factor in determining the amount of foreign earnings to be indefinitely reinvested offshore.

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. The tax reserves are analyzed at least annually, generally in the fourth quarter of each year, and adjustments are made as events occur that warrant adjustments to the reserve.

Stock-Based Compensation

We have an equity incentive plan under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also had an employee stock purchase plan, that was terminated effective as of June 30, 2009. The Company accounts for share-based employee compensation plans under the fair value recognition and measurement provisions of SFAS No. 123(revised), Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. Pursuant to SFAS No. 123R, compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. SFAS No. 123R also requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

We estimated the fair value of the stock option awards at the date of grant and employee stock purchase plan shares at the beginning of the offering period using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Black-Scholes uses assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities used in the model are based mainly on the historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of the fiscal 2009 grants is derived from historical experience.

The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan reported below has been estimated at the date of grant or beginning of the offering period, as applicable, with the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Fiscal Years Ended June 30,		Fiscal Years Ended June 30,
	2009	2008	2009	2008
Expected life (years)	4.0	4.0	0.5	0.5
Risk-free interest rate	2.53 – 3.45%	2.8 – 4.37%	0.28 – 3.32%	3.3 – 4.9%
Volatility	34%	39%	33%	31%
Dividend yield	0%	0%	0%	0%
Weighted average fair value	$1.80	$2.60	$0.63	$0.68

For purposes of these disclosures, we have amortized the estimated fair value of our stock option awards to expense over the options’ vesting periods and of our employee stock purchase plan shares to expense over the offering period.

The aggregate intrinsic value of awards outstanding as of June 30, 2009 was $277,000. The aggregate intrinsic value of awards exercisable as of June 30, 2009 was $277,000. In addition, the aggregate intrinsic value of awards exercised was $255,000 during fiscal 2009 and $923,000 during fiscal 2008. The total remaining unrecognized compensation cost related to unvested awards amounted to $577,000 at June 30, 2009 and is expected to be recognized over the next 3.0 years. The weighted average remaining requisite service period of the unvested awards was 1.8 years. The total fair value of shares vested during the fiscal year ended June 30, 2009 was $419,000. The total fair value of shares vested during the fiscal year ended June 30, 2008 was $332,000.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Net Loss per Common Share

We compute net loss per common share in accordance with SFAS No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of basic income per common share, using the weighted average number of common shares outstanding during the period, and diluted income per common share, using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net loss per common share computation. We calculated basic and diluted net loss per common share as follows (amounts in thousands, except per share data):

	For the Years Ended June 30,
	2009	2008
Numerator
Net loss	$(4,080)	$(371)
Denominator
Basic weighted average common shares outstanding	7,056	6,983
Dilutive effect of stock options	—	55

Diluted weighted average common shares outstanding	7,056	7,038

Basic net loss per common share	$(0.58)	$(0.05)

Diluted net loss per common share	$(0.58)	$(0.05)

Shares related to stock options of 715,000 for the fiscal year ended June 30, 2009 and 708,000 for fiscal 2008, were excluded from the calculation of diluted net loss per common share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our two largest customers, whose receivable balances collectively represented 77% of gross accounts receivable at June 30, 2009 and 84% at June 30, 2008. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Discontinued Operations

In an effort to enhance stockholder value, improve working capital and enable us to focus on our core contract manufacturing business, during the fourth quarter of fiscal 2008 we undertook a careful review of our branded products portfolio and operations. As a result, we decided to narrow our branded products focus and portfolio and developed a plan to do so, which included a decision to sell our legacy RHL business. On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2.3 million. We recorded a loss of $226,000 as a result of this sale and recognized $221,000 in severance and related payroll costs during fiscal 2009.

On July 29, 2009, we entered into an Asset Purchase Agreement with PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for the sale of substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business. The sale closed on July 31, 2009 for a cash purchase price of $500,000. As additional compensation, RHL may receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers meets or exceeds certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. NAI provided a guarantee of RHL’s indemnity obligations under the Asset Purchase Agreement, which potential liability is capped at the amount of the purchase price paid by the buyers to RHL. RHL has agreed to provide certain transition services and support to the buyers for a period of up to six months and will receive an amount equal to $9,000 per month for such services.

As a result of our decision to sell the legacy RHL business, we initiated an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. This operational consolidation program was substantially complete as of September 30, 2008 and resulted in a charge to discontinued operations of $823,000 in severance and other business related exit costs during the year ended June 30, 2009.

As the plan to dispose of the legacy RHL business met the criteria of SFAS 144, the current and prior periods presented in this report have been reclassified to reflect the legacy RHL business as discontinued operations.

During the third quarter of fiscal 2009, RHL’s wholesale operation experienced a decline in sales activity from one of its largest customers as a result of the discontinuance of certain RHL product lines. Historically these product sales represented a significant portion of RHL’s overall annual sales to this customer. Additionally, during this same period we received feedback from multiple parties related to their preliminary interest in acquiring the then remaining RHL operations. Due in part to the expected decline in future RHL sales as noted above and the current depressed worldwide economic conditions, the preliminary purchase price valuations provided by these third parties provided us with an indication that an impairment of the RHL net asset carrying values may exist.

In accordance with SFAS 142 and SFAS 144 we performed an analysis that compared the fair value of RHL’s net assets as indicated by the third party purchase price valuations noted above to the current carrying amounts to determine if an impairment of value was evident. As a result of this analysis, we determined that as of the related measurement date the book value of RHL’s net assets exceeded the fair value by approximately $1.8 million and recorded an impairment charge for this amount to discontinued operations during the third quarter of fiscal 2009.

The following table presents the activity and the reserve balances related to the restructuring programs described above for the year ended June 30, 2009 (in thousands):

	Balance at June 30, 2008	Charges to Expense	Cash Payments	Balance at June 30, 2009
Employee termination costs	$—	$936	$(917)	$19
Lease liabilities and related facility closure costs	—	108	(93)	15

Total	$—	$1,044	$(1,010)	$34

Accrued restructuring charges:
Current portion – continuing operations				$7
Discontinued operations				27

Total				$34

The following table summarizes the results of the legacy RHL business at June 30 (dollars in thousands):

	2009	2008
Net sales	$2,913	$11,276
Cost of goods sold and operating expenses	3,648	13,119
Restructuring expenses	1,044	—
Intangible impairment charges	1,804	—
Loss on sale of As We Change®	226	—
Other expense	51	63

Loss before income taxes	(3,860)	(1,906)
Income tax benefit	—	(623)

Loss from discontinued operations	$(3,860)	$(1,283)

Assets and liabilities of the legacy RHL business included in the consolidated balance sheets are summarized as follows at June 30 (dollars in thousands):

	2009	2008
Assets
Cash	$144	$575
Accounts receivable, net	510	349
Inventory, net	286	805
Other current assets	39	204
Plant and equipment, net	—	351
Goodwill and intangible assets	208	4,015

Total assets	$1,187	$6,299

Liabilities
Accounts payable	$—	$678
Accrued liabilities	599	1,046

Total liabilities	599	1,724

Net assets of discontinued operations	$588	$4,575

C. Inventories

Inventories, net, consisted of the following at June 30 (dollars in thousands):

	2009	2008
Raw materials	$6,368	$10,428
Work in progress	1,445	2,517
Finished goods	2,287	1,997
Reserve	(780)	(807)

	$9,320	$14,135

D. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years	2009	2008
Land	NA	$393	$393
Building and building improvements	7 – 39	2,679	2,723
Machinery and equipment	3 – 12	23,681	19,963
Office equipment and furniture	3 – 5	3,419	3,774
Vehicles	3	204	204
Leasehold improvements	1 – 15	10,067	10,283

Total property and equipment		40,443	37,340
Less: accumulated depreciation and amortization		(26,310)	(24,517)

Property and equipment, net		$14,133	$12,823

E. Goodwill and Purchased Intangibles

All previously reported goodwill and intangibles balances were related to our legacy RHL business and have been reclassified as discontinued operations in accordance with SFAS 144.

F. Debt

We have a bank credit facility of $8.8 million as of June 30, 2009, comprised of a $7.5 million working capital line of credit and $1.3 million in outstanding term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and described in more detail below, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of June 30, 2009, the outstanding balances on the term loans consisted of a $226,000, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $521,000, 10 year term loan due May 2014 with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; and a $520,000, four year term loan due December 2009, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $122,000 plus interest. As of June 30, 2009 and June 30, 2008, our working capital line of credit balance was zero.

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

On December 29, 2008, we again amended our credit facility to (i) extend the maturity date for the working capital line of credit from November 1, 2009 to November 1, 2010; (ii) modify the interest rate payable on the line of credit from a rate equal to the Prime Rate or LIBOR plus 1.75%, as elected by NAI from time to time, to a rate equal to either a fluctuating rate per annum equal to 2.75% to 3.75% above the Daily One Month LIBOR Rate in effect from time to time or a fixed rate per annum equal to 2.50% to 3.50% above LIBOR, as elected by NAI from time to time, in each case with the percentage above the applicable LIBOR determined based on NAI’s fixed charge coverage ratio; (iii) modify the fiscal year end net income requirement for fiscal 2009 from net income after taxes of not less than $750,000 to a net loss not to exceed $2,500,000; (iv) modify the fixed charge coverage ratio for the quarter ended March 31, 2009 from not less than 1.25 to 1.0 to not less than 0.50 to 1.0; and (v) eliminate the fixed charge coverage ratio and net income requirements that would have applied to the second quarter of fiscal 2009. In consideration of such amendments, NAI paid a $25,000 amendment fee to the lender.

On July 14, 2009, we completed certain additional amendments to our credit facility, effective June 1, 2009, to (i) modify the interest rate payable on the line of credit from a rate equal to either a fluctuating rate per annum equal to 2.75% to 3.75% above the Daily One Month LIBOR Rate in effect from time to time or a fixed rate per annum equal to 2.50% to 3.50% above LIBOR, to a rate equal to either a fluctuating rate per annum equal to 2.75% to 4.25% above the Daily Three Month LIBOR Rate in effect from time to time or a fixed rate per annum equal to 2.50% to 4.00% above LIBOR, as elected by NAI from time to time, in each case with the percentage above the applicable LIBOR determined based on NAI’s fixed charge coverage ratio; (ii) modify the annual fee payable to the lender from 0.25% to 1.00% of the maximum available line of credit amount to 0.25% to 1.50% of the maximum available line of credit amount with the percentage determined based on NAI’s fixed charge coverage ratio; (iii) modify the borrowing limitation under the line of credit from an aggregate of 85% of NAI’s eligible accounts receivable plus 50% of the value of NAI’s eligible inventory to an aggregate of 85% of NAI’s eligible accounts receivable plus 30% of the value of NAI’s eligible raw materials inventory plus 40% of the value of NAI’s eligible finished goods inventory; (iv) extend the availability of the foreign exchange facility to November 1, 2010; (v) modify the fiscal year end net income requirement for fiscal 2009 from a net loss not to exceed $2,500,000 to a net loss not to exceed $5,000,000; (vi) modify the quarterly net income requirement from net income not less than $1.00 to net income not less than $250,000 for the quarter ended June 30, 2009; and (iv) modify the fixed charge coverage ratio for the quarter ended June 30, 2009 from not less than 1.25 to 1.0 to not less than -1.95 to 1.0.

On June 30, 2009, we were in compliance with all loan debt covenants.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.2 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $147,000, as of December 31, 2007, and was reduced an additional CHF 160,000, or approximately $147,000, as of December 31, 2008, and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $461,000. As of June 30, 2009, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $921), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

The composite interest rate on all of our outstanding debt was 6.94% at June 30, 2009 and 7.44% at June 30, 2008.

Aggregate amounts of long-term debt contractual maturities as of June 30, 2009 were as follows (dollars in thousands):

2010	$669
2011	146
2012	35
2013	35
2014	382
Thereafter	—

$1,267

G. Income Taxes

During fiscal 2009, we recorded a valuation allowance against deferred income tax assets of $1.8 million, representing the amount of our deferred income tax assets in excess of our deferred income tax liabilities. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we have realized related to our US-based operations for the three year period ended June 30, 2009, that realization of the net deferred income tax asset was more likely than not. The valuation allowance recorded during fiscal 2009 primarily related to fiscal 2009 net operating loss carry forwards and changes in other deferred tax items recognized during fiscal 2009. As a result of the recognition of these valuation adjustments, we have a $1.8 million net deferred tax asset offset by a valuation allowance of $1.8 million resulting in a net deferred tax asset of $0 as of June 30, 2009. This valuation allowance did not have any affect on the tax expense and related liability recorded for operating income recognized by NAIE during the year ended June 30, 2009.

The provision for income taxes for the years ended June 30 consisted of the following (dollars in thousands):

	2009	2008
Current:
Federal	$81	$(293)
State	(168)	2
Foreign	180	295

	93	4

Deferred:
Federal	(550)	99
State	(100)	(33)
Valuation allowance	650	—

	—	66

Stock option benefit recorded to additional paid in capital	—	194

Provision for income taxes	$93	$264

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (dollars in thousands):

	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$30	$5
Accrued vacation expense	143	222
Tax credit carry forward	39	3
Allowance for inventories	277	347
Stock-base compensation	287	204
Pension liability	302	181
Other, net	479	431
Deferred rent	203	283
Accumulated depreciation and amortization	40	—
Net operating loss carry forward	305	153

Total gross deferred tax assets	$2,105	$1,829
Deferred tax liabilities:
Prepaid expenses	(272)	(286)
Accumulated depreciation and amortization	(83)	(1,604)

Deferred tax liabilities	(355)	(1,890)

Valuation allowance	(1,750)	—
Net deferred tax assets	$—	$(61)

At June 30, 2009, we had federal tax net operating loss carry forwards of approximately $327,000. The federal tax loss carry forwards will begin to expire in 2028, unless previously utilized. At June 30, 2009, we had state tax net operating loss carry forwards of approximately $3.3 million. The state tax loss carry forwards will begin to expire in 2016, unless previously utilized. Included in these amounts are federal and state net operating losses of approximately $236,000 attributable to stock option deductions of which the tax benefit will be credited to equity when realized.

At June 30, 2009, we had federal R&D credit carry forwards of approximately $35,000. The federal R&D credit carry forwards will begin to expire in 2027, unless previously utilized. At June 30, 2009, we had state R&D credit carry forwards of approximately $6,000. The state R&D credits carry forward indefinitely until utilized.

NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 20%. NAIE had net income of $719,000 for the fiscal year ended June 30, 2009. Undistributed earnings of NAIE amounted to approximately $6.3 million at June 30, 2009. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal taxes has been provided thereon.

A reconciliation of income taxes computed by applying the statutory federal income tax rate of 34% to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2009	2008
Income taxes computed at statutory federal income tax rate	$(43)	$400
State income taxes, net of federal income tax expense	(111)	(5)
Expenses not deductible for tax purposes	45	75
Foreign tax rate differential	(126)	(207)
Return to provision – difference	(52)	2
Change in valuation allowance, net	379	—
Other	1	(1)

Income taxes as reported	$93	$264

Effective tax rate	(73.2)%	22.5%

H. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. Effective January 1, 2004, the plan was amended to require that we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. Effective January 1, 2009, we elected to temporarily discontinue the company match program. The total contributions under the plan charged to continuing operations totaled $153,000 for the fiscal year ended June 30, 2009 and $266,000 for fiscal 2008.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to continuing operations for these benefits totaled $864,000 for the fiscal year ended June 30, 2009 and $968,000 for fiscal 2008.

In December 1999, we adopted an employee stock purchase plan that initially provided for the issuance of up to 150,000 shares of our common stock. Beginning July 1, 2004, the number of shares available for purchase under the plan has increased by 25,000 each year on July 1. The plan was intended to qualify under Section 423 of the Code and was for the benefit of qualifying employees. Under the terms of the plan, participating employees could have up to 15% of their compensation withheld through payroll deductions to purchase shares of our common stock at 85% of the closing sale price for the stock as quoted on the Nasdaq Global Market on either the first or last trading day in the offering period, whichever was lower. As of June 30, 2009, 183,037 shares of common stock were issued pursuant to this plan. Effective June 30, 2009 the employee stock purchase plan was discontinued

We sponsor a defined benefit pension plan, which provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 21, 1999, we adopted an amendment to freeze benefit accruals to the participants. We contribute an amount not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 nor more than the maximum tax-deductible amount.

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (dollars in thousands):

	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,439	$1,549
Interest cost	79	80
Actuarial (gain) loss	15	12
Benefits paid	—	(202)

Benefit obligation at end of year	$1,533	$1,439

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,240	$1,473
Actual return on plan assets	(213)	(81)
Employer contributions	—	50
Benefits paid	—	(202)

Fair value of plan assets at end of year	$1,027	$1,240

Reconciliation of Funded Status
Benefit obligation in excess of fair value of plan assets	$(505)	$(198)
Unrecognized net actuarial loss	758	454

Net amount recognized	$253	$256

Additional Minimum Liability Disclosures
Accrued benefit liability	$(505)	$(198)

The weighted-average rates used for the years ended June 30 in determining the projected benefit obligations for the defined benefit pension plan were as follows:

	2009	2008
Discount rate	5.50%	5.50%
Compensation increase rate	N/A	N/A

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit income for the fiscal years ended June 30 were as follows (dollars in thousands):

	2009	2008
Interest cost	$78	$80
Expected return on plan assets	(103)	(111)
Recognized actuarial loss	28	10

Net periodic benefit expense (income)	$3	$(21)

We expect to contribute $50,000 to our defined benefit pension plan in fiscal 2010.

The following benefit payments are expected to be paid:

2010	$13
2011	20
2012	24
2013	24
2014	40
2015-2019	398

$519

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2009	2008
Discount rate	5.50%	5.50%
Expected long-term rate of return	8.00%	8.00%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2009	2008	Target Allocation
Equity securities	65%	57%	60%
Debt securities	32%	40%	40%
Cash and money market funds	3%	3%	0%

	100%	100%	100%

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

Stock Option Plans

On December 6, 1999, our stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”). As of June 30, 2009, a total of 2.5 million shares of common stock are reserved under the 1999 Plan for issuance to our directors, officers, other employees, and consultants. Under the terms of the 1999 Plan, the aggregate number of shares of common stock that may be awarded is automatically increased on January 1st of each year by a number equal to the lesser of 2.5% of the total number of common shares then outstanding or 100,000 shares. The 1999 Plan has increased by 100,000 common shares on January 1 of each year from 2000 through 2009.

Grants under the 1999 Plan can be either incentive stock options or nonqualified stock options. Options granted under the 1999 Plan have either a five or a ten-year term.

Stock option activity for the two years ended June 30, 2009 was as follows:

	1999 Plan	Weighted Average Exercise Price
Outstanding at June 30, 2007	1,237,395	$6.45
Exercised	(276,595)	$3.93
Forfeited	(48,000)	$8.24
Granted	225,000	$9.04

Outstanding at June 30, 2008	1,137,800	$7.50
Exercised	(184,600)	$5.31
Forfeited	(363,258)	$7.68
Granted	125,000	$7.38

Outstanding at June 30, 2009	714,942	$7.96

Weighted-average remaining contractual life in years	3.14
Available for grant at June 30, 2009	717,910

The following is a further breakdown of the options outstanding at June 30, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00 - $2.81	54,000	$2.19	54,000	$2.19
$3.70 - $3.70	10,000	$3.70	10,000	$3.70
$6.66 - $7.93	288,942	$7.47	114,492	$7.44
$8.05 - $10.19	362,000	$9.33	241,550	$9.22

$2.00 - $10.47	714,942	$7.96	420,042	$7.70

Weighted-average remaining contractual life in years	3.14		2.48

J. Restructuring Costs

During the year ended June 30, 2009, the continued decline in economic conditions in the United States and the various foreign markets we service negatively impacted our customers’ businesses and our operations. As a result, during the second quarter of fiscal 2009 we implemented a cost reduction program that resulted in the elimination of certain personnel and business activities. The cost reduction program is expected to reduce the financial impact of the anticipated reduction in future sales. This program resulted in a charge to our continuing operations of $558,000 in severance from a reduction in force during the second quarter of fiscal 2009. All payments related to this cost reduction program are expected to be completed within the next twelve months.

The following table presents the activity and the reserve balance related to this restructuring program for the year ended June 30, 2009 (in thousands):

	Balance at June 30, 2008	Charges to Expense	Adjustments	Cash Payments	Balance at June 30, 2009
Employee termination costs recorded to cost of goods sold	$—	$187	$(25)	$(162)	$—
Employee termination costs recorded to selling, general & administrative expenses	—	371	(17)	(278)	76

Total	$—	$558	$(42)	$(440)	$76

K. Commitments

We lease a total of 162,000 square feet at our manufacturing facility in Visa, California from an unaffiliated third party under a non-cancelable operating lease that expires in March 2014.

NAIE leases facility space in Manno, Switzerland. The leased space totals approximately 46,000 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European marketplace. The lease expires in December 2015.

On March 28, 2007, we entered into an agreement to sublet approximately 3,000 square feet at our Manno, Switzerland facility. The sublease expires December 31, 2009 and provides for monthly rental income equal to our rental expense for the space.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2009 (dollars in thousands):

	2010	2011	2012	2013	2014	There- after	Total
Gross minimum rental commitments	$2,351	$2,390	$2,430	$2,471	$2,141	$1,587	$13,370
Sublease income commitments	(23)	—	—	—	—	—	(23)

	$2,328	$2,390	$2,430	$2,471	$2,141	$1,587	$13,347

Rental expense from continuing operations totaled $2.1 million for the fiscal year ended June 30, 2009 and $2.2 million for fiscal 2008. Rental expense was offset by sublease rental income in the amount of $47,000 in fiscal 2009 and $53,000 in fiscal 2008.

L. Foreign Currency Instruments

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

For the fiscal years ended June 30, 2009 and 2008, approximately $0 and $68,000 was charged to income for option contracts expiring during the year. As of June 30, 2009, we did not have any outstanding derivative financial instruments.

M. Economic Dependency

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

	2009		2008
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$36,295	49%	$39,927	49%
Customer 2	22,278	30%	27,821	34%

	$58,573	79%	$67,748	83%

Accounts receivable from these customers totaled $4.4 million at June 30, 2009 and $5.4 million at June 30, 2008.

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. During fiscal 2009, approximately 13% of our total raw material purchases were from one supplier. We did not have any accounts payable due to this supplier at June 30, 2009. No other supplier comprised 10% or more of our raw material purchases for the year ended June 30, 2009. During fiscal 2008, approximately 31% of our total raw material purchases were from two suppliers. Accounts payable to these suppliers were $437,000 at June 30, 2008. No other supplier comprised 10% or more of our raw material purchases for the year ended June 30, 2008.

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

As of September 25, 2009, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

On July 31, 2009 RHL sold substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a cash purchase price of $500,000. As additional compensation, RHL may receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers meets or exceeds certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. NAI provided a guarantee of RHL’s indemnity obligations under the asset purchase agreement, which potential liability is capped at the amount of the purchase price paid by the buyers to RHL.

O. Segment Information

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

In an effort to enhance stockholder value, improve working capital and enable us to focus on our core contract manufacturing business, during the fourth quarter of fiscal 2008 we developed a plan to narrow our branded products focus and portfolio and to sell our legacy RHL business. On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2.3 million. We recorded a loss of $226,000 as a result of this sale and recognized $221,000 in severance and related payroll costs during fiscal 2009.

On July 31, 2009, we sold substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a cash purchase price of $500,000. As additional compensation, RHL may receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers meets or exceeds certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. The financial information presented in this report has been reclassified to reflect the legacy RHL business as discontinued operations.

Following the completion of the sale of substantially all of the assets of RHL, our branded products segment consists primarily of the products sold under our Pathway to Healing product line.

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

Our operating results by business segment for the years ended June 30 were as follows (dollars in thousands):

	2009	2008
Net Sales
Private label contract manufacturing	$71,242	$77,850
Branded products	2,677	3,905

	$73,919	$81,755

	2009	2008
Operating Income from Continuing Operations
Private label contract manufacturing	$6,201	$8,166
Branded products	499	400

Income from operations of reportable segments	6,700	8,566
Corporate expenses not allocated to segments	(6,303)	(7,492)

	$397	$1,074

2009
Total Assets
Private label contract manufacturing	$34,774
Branded products	478

$35,252

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Asia. Our primary market outside the United States is Europe. Our branded products are only sold in the United States.

Net sales by geographic region, based upon the customers’ location, for the two years ended June 30 were as follows (dollars in thousands):

	2009	2008
United States	$49,221	$57,597
Markets outside the United States	24,698	24,158

Total net sales	$73,919	$81,755

Products manufactured by NAIE accounted for 54% of net sales in markets outside the United States in fiscal 2009 and 52% in fiscal 2008. No products manufactured by NAIE were sold in the United States during the fiscal years ended June 30, 2009 and 2008.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (dollars in thousands):

2009	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$11,991	$27,106	$3,579
Europe	2,301	8,146	951

	$14,292	$35,252	$4,530

2008	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$11,202	$32,179	$1,232
Europe	1,781	7,435	140

	$12,983	$39,614	$1,372

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of June 30, 2009.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2009. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of June 30, 2009 based on those criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Effective as of September 11, 2009, our Board of Directors determined to terminate our Management Cash Incentive Plan.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information for this item is incorporated by reference to the sections “Our Board of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on November 30, 2009, to be filed on or before October 28, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information for this item is incorporated by reference to the sections “Director Compensation” and “Executive Officer Compensation” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on November 30, 2009, to be filed on or before October 28, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this item is incorporated by reference to the sections “Stock Holdings of Certain Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on November 30, 2009, to be filed on or before October 28, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information for this item is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Our Board of Directors – Independence” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on November 30, 2009, to be filed on or before October 28, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this item is incorporated by reference to the sections “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Polices and Procedures” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on November 30, 2009, to be filed on or before October 28, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2009 and 2008;

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2009 and 2008;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2009 and 2008;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2008; and

•	Notes to Consolidate Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.6	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.7	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.8	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.9	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.11	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.12	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.13	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.14	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.15	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.16	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.17	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.18	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.19	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.20	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.21	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.22	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.23	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.24	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.25	Sublease Contract for facilities in Manno, Switzerland, between NAIE and Vertime SA effective as of April 1, 2007 (portions of the Sublease Contract have been omitted pursuant to a request for confidential treatment) (English translation)	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 14, 2007

10.26	Second Amendment to License Agreement Amending The First Amendment Dated March 17, 2001 to License Agreement Dated April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI dated as of March 26, 2007	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.27	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.28	Consulting Agreement effective as of July 1, 2007, by and between Dr. John A. Wise and NAI	Exhibit 10.44 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the commission on October 15, 2007.

10.29	Fifth Amendment to Credit Agreement dated as of November 1, 2007, and entered into on December 18, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.30	Employment Agreement effective as of February 11, 2008, by and between NAI and Kenneth Wolf*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 11, 2008, filed with the commission on February 14, 2008

10.31	Asset Purchase Agreement by and between RHL and Miles Kimball Company dated August 4, 2008	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated August 4, 2008, filed with the commission on August 8, 2008

10.32	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $7,500,000 (with Addendum)	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.33	Sixth Amendment to Credit Agreement dated as of November 1, 2008, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.34	Separation Agreement and General Release of Claims by and between Disposition Company, Inc. (fka Real Health Laboratories, Inc.) and John Dullea effective as of December 26, 2008	Exhibit 10.42 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.35	Separation Agreement and General Release of Claims by and between NAI and Randell Weaver effective as of March 13, 2009	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.36	Agreement to Sublicense by and between NAI and Compound Solutions, Inc. dated as of March 3, 2009	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.37	Separation Agreement and General Release of Claims by and between NAI and Alvin McCurdy effective as of July 9, 2009	Filed herewith

10.38	Seventh Amendment to Credit Agreement dated as of June 1, 2009, by and between NAI and Wells Fargo Bank, National Association	Filed herewith

10.39	First Modification to Promissory Note dated as of June 1, 2009, by and between NAI and Wells Fargo Bank, National Association (with Amended and Restated Addendum)	Filed herewith

10.40	Third Amendment to License Agreement by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI effective as of March 3, 2009	Filed herewith

10.41	Asset Purchase Agreement by and among NAI, Disposition Company, Inc. (fka Real Health Laboratories, Inc.), PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. dated July 29, 2009	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated July 29, 2009, filed with the commission on August 4, 2009

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2009

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux (Mark A. LeDoux)	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	September 25, 2009

/s/ Ken Wolf (Ken Wolf)	Chief Financial Officer (principal financial officer and principal accounting officer)	September 25, 2009

/s/ Joe E. Davis (Joe E. Davis)	Director	September 25, 2009

/s/ Alan G. Dunn (Alan G. Dunn)	Director	September 25, 2009

/s/ Alan J. Lane (Alan J. Lane)	Director	September 25, 2009

/s/ Lee G. Weldon (Lee G. Weldon)	Director	September 25, 2009