Form 10-Q
period 2009-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2009-11-12
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

☐  Yes    ☒  No

As of November 10, 2009, 7,068,793 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

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

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, Natural Alternatives International Europe S.A. (NAIE), and our other wholly owned subsidiary.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2009	June 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,483	$3,995
Certificate of deposit	699	699
Accounts receivable - less allowance for doubtful accounts of $22 at September 30, 2009 and $27 at June 30, 2009	5,271	5,685
Inventories, net	10,872	9,320
Deferred income taxes	225	—
Prepaids and other current assets	1,639	1,261
Assets of discontinued operations	433	1,187

Total current assets	23,622	22,147

Property and equipment, net	14,358	14,133
Other noncurrent assets, net	159	159

Total assets	$38,139	$36,439

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,448	$4,327
Accrued liabilities	871	1,001
Accrued compensation and employee benefits	937	1,164
Income taxes payable	852	490
Current portion of long-term debt	405	669
Liabilities of discontinued operations	163	599

Total current liabilities	8,676	8,250
Long-term debt, less current portion	559	598
Deferred rent	1,020	1,054
Long-term pension liability	468	505

Total liabilities	10,723	10,407

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding 7,249,734 at September 30, 2009 and June 30, 2009	71	71
Additional paid-in capital	18,942	18,899
Accumulated other comprehensive loss	(565)	(565)
Retained earnings	10,067	8,726
Treasury stock, at cost, 180,941 shares at September 30, 2009 and June 30, 2009	(1,099)	(1,099)

Total stockholders’ equity	27,416	26,032

Total liabilities and stockholders’ equity	$38,139	$36,439

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Net sales	$16,961	$19,526
Cost of goods sold	13,806	17,126

Gross profit	3,155	2,400
Selling, general & administrative expenses	1,748	2,618

Operating income (loss) from continuing operations	1,407	(218)
Other income (expense):
Interest income	5	5
Interest expense	(42)	(43)
Foreign exchange (loss) gain	23	(299)
Other, net	25	24

Total other income (expense)	11	(313)

Income (loss) from continuing operations before income taxes	1,418	(531)
Provision (benefit) for income taxes	172	(182)

Income (loss) from continuing operations	1,246	(349)
Income (loss) from discontinued operations, net of tax	95	(1,048)

Net income (loss) and comprehensive income (loss)	$1,341	$(1,397)

Net income (loss) per common share:
Basic:
Continuing operations	$0.18	$(0.05)
Discontinued operations	0.01	(0.15)

Basic net income (loss) per share	$0.19	$(0.20)

Diluted:
Continuing operations	$0.18	$(0.05)
Discontinued operations	0.01	(0.15)

Diluted net income (loss) per share	$0.19	$(0.20)

Weighted average common shares outstanding:
Basic	7,068,793	7,033,213
Diluted	7,110,810	7,033,213

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities
Income (loss) before discontinued operations	$1,246	$(349)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	801	789
Reduction of uncollectible accounts receivable	(5)	—
Non-cash compensation	43	69
Tax benefit from exercise of stock options	—	(17)
Deferred income taxes	(225)	—
Pension expense, net of contributions	(37)	13
Loss on disposal of assets	1	8
Changes in operating assets and liabilities:
Accounts receivable	419	2,521
Inventories, net	(1,552)	(1,707)
Other assets	(378)	27
Accounts payable and accrued liabilities	957	(878)
Income taxes payable	362	(871)
Accrued compensation and employee benefits	(227)	249

Net cash provided by (used in) operating activities from continuing operations	1,405	(146)
Net cash used in operating activities from discontinued operations	(87)	(494)

Net cash provided by (used in) operating activities	1,318	(640)

Cash flows from investing activities
Capital expenditures	(1,027)	(1,540)
Purchase of certificate of deposit	—	(699)

Net cash used by investing activities from continuing operations	(1,027)	(2,239)
Net cash provided by investing activities from discontinued operations, including proceeds from the sale of the legacy RHL business assets and As We Change	500	2,155

Net cash used by investing activities	(527)	(84)

Cash flows from financing activities
Net borrowings on line of credit	—	595
Payments on long-term debt	(303)	(366)
Tax benefit from exercise of stock options	—	17
Proceeds from issuance of common stock	—	26

Net cash (used in) provided by financing activities	(303)	272

Net increase (decrease) in cash and cash equivalents	488	(452)
Cash and cash equivalents at beginning of period	3,995	3,518

Cash and cash equivalents at end of period	$4,483	$3,066

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$51	$49

Taxes	$62	$60

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“2009 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2009 Annual Report unless otherwise noted below.

Subsequent Events Evaluation

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 10, 2009, the date these financial statements were issued.

Net Income (Loss) per Common Share

We compute net income per common share using the weighted average number of common shares outstanding during the period, and diluted net income per common share using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2009	2008
Numerator
Net income (loss)	$1,341	$(1,397)

Denominator
Basic weighted average common shares outstanding	7,069	7,033
Dilutive effect of stock options	42	—

Diluted weighted average common shares outstanding	7,111	7,033

Basic net income (loss) per common share	$0.19	$(0.20)

Diluted net income (loss) per common share	$0.19	$(0.20)

Shares related to stock options totalling 560,276 for the three months ended September 30, 2009, and 679,500 for the three months ended September 30, 2008, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Stock-Based Compensation

We have an equity incentive plan under which we have granted nonqualified and incentive stock options to employees, non-employee directors and consultants. We also had an employee stock purchase plan that was terminated effective as of June 30, 2009.

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

Our net income for the three months ended September 30, 2009 included stock based compensation expense of approximately $43,000 and our net loss for the three months ended September 30, 2008 included stock based compensation expense of approximately $69,000.

Fair Value of Financial Instruments

Our financial statements include the following financial instruments: cash and cash equivalents, short-term investments, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at September 30, 2009 and June 30, 2009. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

We utilize a three-level hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

The fair value hierarchy is broken down into three levels based on the source of inputs. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. We classify cash, cash equivalents, and marketable securities balances as a Level 1 asset. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated, either directly or indirectly by observable market data. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. As of September 30, 2009 and June 30, 2009, we did not have any financial assets or liabilities classified as Level 2 or 3.

Adoption of New Accounting Standards

During the first quarter of 2010, we adopted the new Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB). The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing United States generally accepted accounting principles (GAAP). The adoption of the ASC did not have a material impact on our consolidated financial statements.

B. Discontinued Operations

In an effort to enhance stockholder value, improve working capital and enable us to focus on our core contract manufacturing business, during the fourth quarter of fiscal 2008 we undertook a careful review of our branded products portfolio and operations. As a result, we decided to narrow our branded products focus and portfolio and developed a plan to do so, which included a decision to sell the legacy business of Real Health Laboratories (RHL). On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2.3 million. We recorded a loss of $226,000 as a result of this sale and recognized $221,000 in severance and related payroll costs during fiscal 2009.

On July 29, 2009, we entered into an Asset Purchase Agreement with PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for the sale of substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business. The sale closed on July 31, 2009 for a cash purchase price of $500,000. As additional compensation, RHL may receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers meets or exceeds certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. NAI provided a guarantee of RHL’s indemnity obligations under the Asset Purchase Agreement, which potential liability is capped at the amount of the purchase price paid by the buyers to RHL. We recorded a loss of $6,000 as a result of this sale during the first quarter of fiscal 2010. RHL has agreed to provide certain transition services and support to the buyers for a period of up to six months and will receive an amount equal to $9,000 per month for such services. Following the sale of substantially all of the assets of RHL, we changed the name of RHL to Disposition Company, Inc.

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

As the plan to dispose of the legacy RHL business met the criteria of accounting for the impairment or disposal of long-lived assets, the current and prior periods presented in this report have been reclassified to reflect the legacy RHL business as discontinued operations.

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

The following table presents the activity and the reserve balances related to these restructuring programs for the three months ended September 30, 2009 (in thousands):

	Balance at June 30, 2009	Charges to Expense	Cash Payments	Balance at September 30, 2009
Employee termination costs	$19	$1	$(14)	$6
Lease liabilities and related facility closure costs	15	—	(6)	9

Total	$34	$1	$(20)	$15

Accrued restructuring charges:
Current portion – continuing operations				$6
Discontinued operations				9

Total				$15

The following table summarizes the results of the legacy RHL business for the three months ended September 30 (in thousands):

	2009	2008
Net sales	$323	$1,374
Cost of goods sold and operating expenses	188	1,967
Restructuring expenses	1	851
Loss on the sale of As We Change®	—	226
Loss on the sale of remaining Legacy RHL assets	6	—
Other expense (income)	7	(1)

Income (loss) before income taxes	121	(1,669)
Income tax provision (benefit)	26	(621)

Income (loss) from discontinued operations	$95	$(1,048)

Assets and liabilities of the legacy RHL business included in the condensed consolidated balance sheets are summarized as follows (in thousands):

	September 30, 2009	June 30, 2009
Assets
Cash	$42	$144
Accounts receivable, net	389	510
Inventory, net	—	286
Other current assets	2	39
Goodwill and intangible assets	—	208

Total assets	$433	$1,187

Liabilities
Accrued liabilities	163	599

Total liabilities	163	599

Net assets of discontinued operations	$270	$588

C. Inventories

Inventories, net consisted of the following (in thousands):

	September 30, 2009	June 30, 2009
Raw materials	$7,367	$6,368
Work in progress	2,261	1,445
Finished goods	2,240	2,287
Reserves	(996)	(780)

	$10,872	$9,320

D. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years	September 30, 2009	June 30, 2009
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,679	2,679
Machinery and equipment	3 – 12	24,678	23,681
Office equipment and furniture	3 – 5	3,396	3,419
Vehicles	3	204	204
Leasehold improvements	1 – 15	10,086	10,067

Total property and equipment		41,436	40,443
Less: accumulated depreciation and amortization		(27,078)	(26,310)

Property and equipment, net		$14,358	$14,133

E. Debt

We have a bank credit facility of $8.5 million as of September 30, 2009, comprised of a $7.5 million working capital line of credit and $964,000 in outstanding term loans. The working capital line of credit has a maturity date of November 1, 2010 and is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of September 30, 2009, the outstanding balances on the term loans consisted of a $198,000, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $513,000, 10 year term loan due May 2014 with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; and a $253,000, four year term loan due December 2009, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $98,000 plus interest. As of September 30, 2009 and June 30, 2009, our working capital line of credit balance was zero.

On September 30, 2009, we were in compliance with all loan debt covenants.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $155,000, as of December 31, 2007, and was reduced an additional CHF 160,000, or approximately $155,000, as of December 31, 2008, and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $483,000. As of September 30, 2009, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $966), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

The composite interest rate on all of our outstanding debt was 16.31% at September 30, 2009 and 5.75% at September 30, 2008. The composite interest rate includes interest from our term debt, interest from the use of our working capital line of credit, amortization of annual loan fees and loan modification fess, as applicable, divided by the average balance of our outstanding borrowings during the period.

F. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan that provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 20, 1999, we adopted an amendment to freeze benefit accruals to the participants. We contribute an amount not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 nor more than the maximum tax-deductible amount.

The components included in the net periodic benefit for the periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Interest cost	$21	$20
Expected return on plan assets	(13)	(7)

Net periodic benefit	$8	$13

G. Economic Dependency

We had substantial net sales from continuing operations to certain customers during the periods shown in the following table. The loss of any of these customers, or a significant decline in sales or the growth rate of sales to these customers could have a material adverse impact on our net sales and net income from continuing operations. Net sales from continuing operations to any one customer representing 10% or more of the respective period’s total net sales were as follows (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$5,763	34%	$5,401	28%
Customer 2	8,457	50	9,872	50

	$14,220	84%	$15,273	78%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$1,199	16%	$1,768	17%
Supplier 2	944	13	1,079	10

	$2,143	29%	$2,847	27%

H. Segment Information

Our business consists of two segments, identified as private label contract manufacturing, which primarily provides private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and branded products, which markets and distributes branded nutritional supplements.

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

On July 31, 2009, we sold substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a cash purchase price of $500,000. As additional compensation, RHL may receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers meets or exceeds certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. The financial information presented in this report has been reclassified to reflect the legacy RHL business as discontinued operations. We recorded a loss of $6,000 as a result of this sale.

Following the completion of the sale of substantially all of the assets of RHL, our branded products segment consists primarily of the products sold under our Pathway to Healing product line.

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, and other corporate level related expenses, which are not allocated to either segment. The accounting policies of our segments are the same as those described in Note A above and in the consolidated financial statements included in our 2009 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Net Sales
Private label contract manufacturing	$16,373	$18,742
Branded products	588	784

	$16,961	$19,526

	Three Months Ended September 30,
	2009	2008
Income (Loss) from Continuing Operations
Private label contract manufacturing	$2,516	$1,468
Branded products	107	50

Income from operations of reportable segments	2,623	1,518
Corporate expenses not allocated to segments	(1,216)	(1,736)

	$1,407	$(218)

	September 30, 2009	June 30, 2009
Total Assets
Private label contract manufacturing	$37,317	$34,774
Branded products	389	478

	$37,706	$35,252

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Asia. Our primary market outside the United States is Europe. Our branded products are sold only in the United States.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
United States	$11,120	$13,193
Markets outside the United States	5,841	6,333

Total net sales	$16,961	$19,526

Products manufactured by NAIE accounted for 53% of net sales in markets outside the United States for the three months ended September 30, 2009, and 55% for the three months ended September 30, 2008. No products manufactured by NAIE were sold in the United States during the three months ended September 30, 2009 and 2008.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

					Capital Expenditures
	Long-Lived Assets		Total Assets		Three Months Ended
	September 30, 2009	June 30, 2009	September 30, 2009	June 30, 2009	September 30, 2009	September 30, 2008
United States	$12,297	$11,991	$29,345	$27,106	$984	$1,439
Europe	2,220	2,301	8,361	8,146	43	101

	$14,517	$14,292	$37,706	$35,252	$1,027	$1,540

I. Restructuring Costs

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

The following table presents the activity and the reserve balance related to this restructuring program for the three months ended September 30, 2009 (in thousands):

	Balance at June 30, 2009	Charges to Expense	Adjustments	Cash Payments	Balance at September 30, 2009
Employee termination costs recorded to cost of goods sold	$—	$—	$—	$—	$—
Employee termination costs recorded to selling, general & administrative expenses	76	—	—	(41)	35

Total	$76	$—	$—	$(41)	$35

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

During fiscal 2009, we recorded a valuation allowance against deferred income tax assets of $1.8 million, representing the amount of our deferred income tax assets in excess of our deferred income tax liabilities. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we have realized related to our US-based operations for the three year period ended June 30, 2009, that realization of the net deferred income tax asset was more likely than not. The valuation allowance recorded during fiscal 2009 primarily related to fiscal 2009 net operating loss carry forwards and changes in other deferred tax items recognized during fiscal 2009. During the three months ended September 30, 2009 we recorded US-based federal tax expense of $238,000 that was fully offset by a release of a portion of our deferred tax asset valuation allowance during the quarter. In addition, during the three months ended September 30, 2009 we recorded US-based state tax expense from continuing operations of $104,000 as a result of our inability to carryforward our state net operating losses due to the suspension of carryforwards by the state of California during the current tax year.

As a result of the recognition of these valuation adjustments, we have a $2.0 million gross deferred tax asset offset by a deferred tax liability of $272,000 and a valuation allowance of $1.5 million resulting in a net deferred tax asset of $225,000 as of September 30, 2009. This valuation allowance did not have any affect on the tax expense and related liability recorded for operating income recognized by our foreign subsidiary during the three months ended September 30, 2009.

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2009 and June 30, 2009, we have not recorded any tax liabilities for uncertain tax positions.

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

On November 6, 2009, the President signed into law the Worker, Homeownership, and Business Assistance Act of 2009 (“the Act”). The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to a two-year carryback). The Company is currently assessing the impact the new provision will have on its financial statements.

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

As of November 10, 2009, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2009. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2009 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

On July 31, 2009, we sold substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a cash purchase price of $500,000. As additional compensation, RHL may receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers meets or exceeds certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. The financial information presented in this report has been reclassified to reflect the legacy RHL business as discontinued operations. We recorded a loss of $6,000 as a result of this sale.

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

During the first three months of fiscal 2010, our net sales from continuing operations were 13.1% lower than in the first three months of fiscal 2009. Private label contract manufacturing sales declined 12.6% due primarily to lower volumes of existing products in existing markets sold to one of our largest customers and the discontinuance of a relationship with one of our smaller customers. This decline was partially offset by income related to our sublicense agreement for the distribution of Beta-Alanine. Net sales from our branded products declined 25.0% in the first three months of fiscal 2010 as compared to the first three months of fiscal 2009 due to the continued softening of our Pathway to Healing® product line. During fiscal 2010 we intend to further increase our Dr. Cherry marketing and advertising efforts and plan to re-launch the product line in late fiscal 2010 with new formulations, labeling and packaging in an effort to expand our future sales opportunities.

Our revenue concentration risk for our two largest customers increased to 84% as a percentage of our total sales from continuing operations for the first three months of fiscal 2010 compared to 78% in the first three months of fiscal 2009. We expect our contract manufacturing revenue concentration percentage for our two largest customers to remain relatively consistent for the remainder of fiscal 2010.

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

Although the cost of GMP compliance is significant, we believe the majority of our implementation investment costs have been incurred. Going forward, our commitment to quality and our steadfast support of the FDA mandated GMPs makes us well positioned to operate within the higher standards of the Food and Drug Administration’s GMPs and we believe differentiates us from our competitors.

During fiscal 2009, the continued decline in economic conditions in the United States and the various foreign markets we service negatively impacted our customers’ businesses and our operations. As a result, during the second quarter of fiscal 2009 we implemented a cost reduction program that resulted in the elimination of certain personnel and business activities. This program resulted in a charge to our continuing operations of $558,000 during the second quarter of fiscal 2009. During the second half of fiscal 2009, our cost reduction program resulted in a savings of $3.0 million compared to the cost structure in the comparable prior year period. This cost reduction program reduced our operating overhead costs during the first three months of fiscal 2010 by $1.3 million and we expect it will further reduce our remaining fiscal 2010 operating overhead by approximately $2.1 million as compared to fiscal 2009.

Following the completion of the sale of substantially all of the assets of RHL, our branded products segment consists primarily of the products sold under our Pathway to Healing® product line. Beginning in April 2007, Dr. Cherry ceased airing his weekly television program, which had served as the primary customer acquisition vehicle in marketing the Pathway to Healing® product line. While sales of the product line have been primarily generated by continuity orders from long-standing repeat customers, the loss of the television program has had a negative impact on our ability to acquire new customers and retain existing customers. During fiscal 2009, we revamped our Dr. Cherry website and increased our direct-to-consumer marketing and advertising efforts. These activities helped reduce the decline in our Dr. Cherry sales volumes during the second half of fiscal 2009. During the remainder of fiscal 2010, we intend to further increase our Dr. Cherry marketing and advertising efforts and continue working with Dr. Cherry to evaluate alternative sales growth initiatives to support the product line.

During the remainder of fiscal 2010, we plan to continue to focus on:

•

Leveraging our state of the art, certified facilities to increase the value of the goods and services we provide to our highly valued private label contract manufacturing customers, and assist us in developing relationships with additional quality oriented customers;

•	Implementing focused initiatives to grow our Pathway to Healing® product line;

•	Commercializing our licensed patent estate through contract manufacturing, royalties and sublicense agreements and protecting our proprietary rights; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

Looking forward, as a result of continued uncertain near-term economic conditions, we expect net sales during the second quarter of fiscal 2010 to be relatively consistent with the comparable prior year period. The anticipated future lower operating overhead costs associated with our cost reduction program and favorable foreign currency fluctuations are expected to result in net operating income from continuing operations during the second quarter of fiscal 2010, although at a reduced level from our first quarter 2010 results given our anticipated product sales mix and working capital initiatives.

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

Our critical accounting policies are discussed under Item 7 of our 2009 Annual Report. There have been no significant changes to these policies during the three months ended September 30, 2009.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (in thousands):

	Three Months Ended
	September 30, 2009		September 30, 2008		Increase (Decrease)
Private label contract manufacturing	$16,373	96.5%	$18,742	96.0%	$(2,369)	(12.6)%
Branded products	588	3.5%	784	4.0%	(196)	(25.0)%

Total net sales	16,961	100.0%	19,526	100.0%	(2,565)	(13.1)%
Cost of goods sold	13,806	81.4%	17,126	87.7%	(3,320)	(19.4)%

Gross profit	3,155	18.6%	2,400	12.3%	755	31.5%
Selling, general & administrative expenses	1,748	10.3%	2,618	13.4%	(870)	(33.2)%

Operating income (loss) from continuing operations	1,407	8.3%	(218)	(1.1)%	1,625	745.4%
Other (income) expenses, net	(11)	(0.1)%	313	1.6%	324	103.5%

Income (loss) from continuing operations before income taxes	1,418	8.4%	(531)	(2.7)%	1,949	367.0%
Income tax expense (benefit)	172	1.0%	(182)	(0.9)%	354	194.5%

Income (loss) from continuing operations	1,246	7.3%	(349)	(1.8)%	1,595	457.0%
Income (loss) from discontinued operations, net of tax	95	0.6%	(1,048)	(5.4)%	1,143	109.1%

Net income (loss)	$1,341	7.9%	$(1,397)	(7.2)%	$2,738	196.0%

The percentage decrease in private label contract manufacturing net sales was primarily attributed to the following:

Mannatech, Incorporated (1)	2%
NSA International, Inc. (2)	(8)
Other customers (3)	(7)

Total	(13)%

1	Net sales to Mannatech, Incorporated increased primarily as a result of higher volumes of established and new products in existing markets along with a shift in sales mix to higher priced products.

2	The decrease in net sales to NSA International, Inc. included a decrease in international sales of 11.6% and a decline in domestic sales of 15.8%. These sales declines were due to lower consumer demand and NSA’s inventory management program.

3	The decrease in net sales to other customers was primarily related to the discontinuance of a customer relationship and timing of shipments during the first quarter of fiscal 2010 as compared to the prior year offset by royalty income related to our sub-license agreement for the distribution of Beta-Alanine.

Net sales from our continuing branded products segment decreased 25% during the the first quarter of fiscal 2010 due primarily to the continuing softening of the Pathway to Healing product line following the cessation of Dr. Cherry’s weekly television program in April 2007, which had served as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Gross profit margin from continuing operations increased 6.3 percentage points primarily due to the following:

Contract manufacturing:
Shift in sales mix	1.8%
Incremental overhead expenses	1.4
Incremental direct and indirect labor	3.7
Branded products operations	(0.6)

Total	6.3%

Private label contract manufacturing gross profit margin increased 7.6 percentage points to 18.0% in the first quarter of fiscal 2010 compared to 10.4% in the first quarter of fiscal 2009. The increase in gross profit as a percentage of sales was primarily due to a decrease in material cost as a percentage of sales and decreases in operational labor and overhead costs due to our cost reduction programs implemented in fiscal 2009.

Branded products gross profit margin decreased 24.1 percentage points to 34.5% in the first quarter of fiscal 2010 from 58.6% in the first quarter of fiscal 2009 due primarily to increased material costs and sales discounts and returns.

Selling, general and administrative expenses from continuing operations decreased $870,000, or 33.2%, during the first quarter of fiscal 2010 as compared to the same period in the prior fiscal year primarily due to a reduction in compensation associated with reduced headcount, decreased outside services expenses and reduced direct-to-consumer operating costs primarily associated with lower marketing and advertising expenses, employee compensation costs and call center and fulfillment expenses as a result of the sale of substantially all of the assets of RHL.

Other income, net increased $324,000 during the first quarter of fiscal 2010 as compared to the same period in the prior fiscal year primarily due to favorable foreign currency exchange activity associated with the strengthening of the Euro.

Our income tax expense from continuing operations increased $354,000, or 194.5%, during the first quarter of fiscal 2010 as compared to the same period in the prior fiscal year primarily due to the corresponding increase in our income from continuing operations. As a result, the tax expense from continuing operations for the current fiscal quarter included expense from our foreign subsidiary at a statutory tax rate of 20% and state tax expense from our US-based income from operations. No net federal tax expense was recognized in the current fiscal quarter for our US-base income from operations as it was offset by a release of our net deferred tax asset valuation allowance.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $1.3 million for the three months ended September 30, 2009 compared to net cash used by operating activities of $640,000 in the comparable quarter last year.

At September 30, 2009, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $419,000 in cash during the three months ended September 30, 2009 compared to $2.5 million of cash provided in the comparable prior year quarter. The decrease in cash provided by accounts receivable during the quarter ended September 30, 2009 was the result of lower sales as compared to the comparable prior year quarter. Days sales outstanding from continuing operations was 30 days during the three months ended September 30, 2009 compared to 24 days in the comparable quarter last year.

Approximately $588,000 of our operating cash flow was generated by NAIE in the three months ended September 30, 2009. As of September 30, 2009, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash used in investing activities in the three months ended September 30, 2009 was $527,000 compared to $84,000 in the comparable quarter last year. Capital expenditures were $1.0 million during the three months ended September 30, 2009 compared to $1.5 million in the comparable quarter last year. Capital expenditures for both years were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities. Additionally, during the three months ended September 30, 2009, we received $500,000 in proceeds related to the sale of the remaining assets of legacy RHL business as compared to $2.2 million in proceeds related to the sale of our As We Change business in the comparable quarter last year.

Our consolidated debt decreased to $964,000 at September 30, 2009 from $1.3 million at June 30, 2009 primarily due to payments on our term loans.

We have a bank credit facility of $8.5 million as of June 30, 2010, comprised of a $7.5 million working capital line of credit and $964,000 in outstanding term loans. The working capital line of credit is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and described in more detail below, and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of September 30, 2009, the outstanding balances on the term loans consisted of a $198,000, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; a $513,000, 10 year term loan due May 2014 with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%; and a $253,000, four year term loan due December 2009, secured by equipment, at an interest rate of LIBOR plus 2.10%. Monthly payments on the term loans are approximately $98,000 plus interest. As of September 30, 2009 and June 30, 2009, our working capital line of credit balance was zero.

On September 30, 2009, we were in compliance with all loan debt covenants.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $155,000, as of December 31, 2007, and was reduced an additional CHF 160,000, or approximately $155,000, as of December 31, 2008, and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $483,000. As of September 30, 2009, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $966), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of September 30, 2009, we had $4.5 million in cash and cash equivalents, a $699,000 certificate of deposit and $4.6 million available under our working line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the notes to our consolidated financial statements included under Item 8 of our 2009 Annual Report. During the first quarter of 2010, we adopted the new Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB). The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing United States generally accepted accounting principles (GAAP). The adoption of the ASC did not have a material impact on our consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2009.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 10, 2009, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described under Item 1A of our 2009 Annual Report, as well as the other information in our 2009 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.6	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.7	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.8	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.9	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.11	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.12	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

Exhibit Number	Description	Incorporated By Reference To

10.13	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.14	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.15	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.16	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.17	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.18	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.19	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.20	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.21	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.22	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.23	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.24	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.25	Sublease Contract for facilities in Manno, Switzerland, between NAIE and Vertime SA effective as of April 1, 2007 (portions of the Sublease Contract have been omitted pursuant to a request for confidential treatment) (English translation)	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 14, 2007

Exhibit Number	Description	Incorporated By Reference To

10.26	Second Amendment to License Agreement Amending The First Amendment Dated March 17, 2001 to License Agreement Dated April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI dated as of March 26, 2007	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.27	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.28	Consulting Agreement effective as of July 1, 2007, by and between Dr. John A. Wise and NAI	Exhibit 10.44 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the commission on October 15, 2007.

10.29	Fifth Amendment to Credit Agreement dated as of November 1, 2007, and entered into on December 18, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.30	Employment Agreement effective as of February 11, 2008, by and between NAI and Kenneth Wolf*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 11, 2008, filed with the commission on February 14, 2008

10.31	Asset Purchase Agreement by and between RHL and Miles Kimball Company dated August 4, 2008	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated August 4, 2008, filed with the commission on August 8, 2008

10.32	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $7,500,000 (with Addendum)	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.33	Sixth Amendment to Credit Agreement dated as of November 1, 2008, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.34	Separation Agreement and General Release of Claims by and between Disposition Company, Inc. (fka Real Health Laboratories, Inc.) and John Dullea effective as of December 26, 2008	Exhibit 10.42 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.35	Separation Agreement and General Release of Claims by and between NAI and Randell Weaver effective as of March 13, 2009	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.36	Agreement to Sublicense by and between NAI and Compound Solutions, Inc. dated as of March 3, 2009	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.37	Separation Agreement and General Release of Claims by and between NAI and Alvin McCurdy effective as of July 9, 2009	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009.

10.38	Seventh Amendment to Credit Agreement dated as of June 1, 2009, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009.

10.39	First Modification to Promissory Note dated as of June 1, 2009, by and between NAI and Wells Fargo Bank, National Association (with Amended and Restated Addendum)	Exhibit 10.39 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009.

Exhibit Number	Description	Incorporated By Reference To

10.40	Third Amendment to License Agreement by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI effective as of March 3, 2009	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009.

10.41	Asset Purchase Agreement by and among NAI, Disposition Company, Inc. (fka Real Health Laboratories, Inc.), PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. dated July 29, 2009	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated July 29, 2009, filed with the commission on August 4, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2009

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.