Form 10-Q
period 2009-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2010-02-16
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

☐  Yes    ☒  No

As of February 16, 2010, 7,078,793 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

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

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	future levels of our revenue concentration risk;

•	development of new products, brands and marketing strategies;

•	the effect of the discontinuance of Dr. Cherry’s television program and our ability to develop a new marketing plan for, and to sustain, our Pathway to Healing® product line;

•	distribution channels, product sales and performance, and timing of product shipments;

•	inventories and the adequacy and intended use of our facilities;

•	current or future customer orders;

•	the impact on our business and results of operations and variations in quarterly net sales from cost reduction programs, seasonal and other factors;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification, acquisition, divestment and consolidation strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	the outcome of regulatory, tax and litigation matters;

•	our ability to operate within the standards set by the Food and Drug Administration’s Good Manufacturing Practices;

•	sources and availability of raw materials;

•	operations outside the United States (U.S.);

•	the adequacy of reserves and allowances;

•	overall industry and market performance;

•	competition and competitive advantages resulting from our quality commitment;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, Natural Alternatives International Europe S.A. (NAIE), and our other wholly owned subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2009	June 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,553	$3,995
Certificate of deposit	699	699
Accounts receivable - less allowance for doubtful accounts of $8 at December 31, 2009 and $27 at June 30, 2009	5,614	5,685
Inventories, net	8,599	9,320
Deferred income taxes	368	—
Prepaids and other current assets	1,398	1,261
Assets of discontinued operations	171	1,187

Total current assets	21,402	22,147

Property and equipment, net	14,113	14,133
Other noncurrent assets, net	159	159

Total assets	$35,674	$36,439

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,915	$4,327
Accrued liabilities	934	1,001
Accrued compensation and employee benefits	570	1,164
Income taxes payable	836	490
Current portion of long-term debt	155	669
Liabilities of discontinued operations	100	599

Total current liabilities	5,510	8,250
Long-term debt, less current portion	520	598
Deferred rent	985	1,054
Long-term pension liability	480	505

Total liabilities	7,495	10,407

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding 7,259,734 at December 31, 2009 and 7,249,734 June 30, 2009	71	71
Additional paid-in capital	19,031	18,899
Accumulated other comprehensive loss	(565)	(565)
Retained earnings	10,741	8,726
Treasury stock, at cost, 180,941 shares at December 31, 2009 and June 30, 2009	(1,099)	(1,099)

Total stockholders’ equity	28,179	26,032

Total liabilities and stockholders’ equity	$35,674	$36,439

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net sales	$17,249	$17,616	$34,210	$37,142
Cost of goods sold	14,779	16,844	28,585	33,970

Gross profit	2,470	772	5,625	3,172
Selling, general & administrative expenses	1,734	2,838	3,482	5,456

Operating income (loss) from continuing operations	736	(2,066)	2,143	(2,284)

Other (expense) income:
Interest income	2	—	7	5
Interest expense	(24)	(79)	(66)	(122)
Foreign exchange loss	(25)	(45)	(2)	(344)
Other, net	19	4	44	28

	(28)	(120)	(17)	(433)

Income (loss) from continuing operations before income taxes	708	(2,186)	2,126	(2,717)
Provision for income taxes	94	362	266	180

Income (loss) from continuing operations	614	(2,548)	1,860	(2,897)
Income (loss) from discontinued operations, net of tax	60	(756)	155	(1,804)

Net income (loss) and comprehensive income (loss)	$674	$(3,304)	$2,015	$(4,701)

Net income (loss) per common share:
Basic:
Continuing operations	$0.09	$(0.36)	$0.26	$(0.41)
Discontinued operations	0.01	(0.11)	0.02	(0.26)

Net income (loss)	$0.10	$(0.47)	$0.28	$(0.67)

Diluted:
Continuing operations	$0.09	$(0.36)	$0.26	$(0.41)
Discontinued operations	0.01	(0.11)	0.02	(0.26)

Net income (loss)	$0.10	$(0.47)	$0.28	$(0.67)

Weighted average common shares outstanding:
Basic	7,071,076	7,057,614	7,069,934	7,045,413
Diluted	7,096,823	7,057,614	7,103,816	7,045,413

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities
Income (loss) before discontinued operations	$1,860	$(2,897)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Reduction of uncollectible accounts receivable	(19)	(9)
Depreciation and amortization	1,605	1,547
Non-cash compensation	112	181
Tax benefit from exercise of stock options	—	(88)
Deferred income taxes	(368)	(61)
Pension expense, net of contributions	(25)	25
Loss on disposal of assets	16	8
Changes in operating assets and liabilities:
Accounts receivable	90	1,772
Inventories, net	721	522
Other assets	(137)	250
Accounts payable and accrued liabilities	(1,548)	(1,237)
Income taxes payable	346	168
Accrued compensation and employee benefits	(594)	(58)

Net cash provided by operating activities from continuing operations	2,059	123
Net cash provided by (used in) operating activities from discontinued operations	172	(1,866)

Net cash provided by (used in) operating activities	2,231	(1,743)

Cash flows from investing activities
Capital expenditures	(1,601)	(2,771)
Purchase of certificate of deposit	—	(699)

Net cash used by investing activities from continuing operations	(1,601)	(3,470)
Net cash provided by investing activities from discontinued operations, including proceeds from the sale of the legacy RHL business assets and As We Change®	500	2,155

Net cash used by investing activities	(1,101)	(1,315)

Cash flows from financing activities
Net borrowings on line of credit	—	3,538
Payments on long-term debt	(592)	(736)
Tax benefit from exercise of stock options	—	88
Net activity from issuance of common stock	20	(13)

Net cash (used in) provided by financing activities	(572)	2,877

Net increase (decrease) in cash and cash equivalents	558	(181)
Cash and cash equivalents at beginning of period	3,995	3,518

Cash and cash equivalents at end of period	$4,553	$3,337

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$56	$140

Taxes	$320	$60

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Subsequent Events Evaluation

The Company evaluated all events or transactions that occurred after December 31, 2009 and through February 16, 2010, the date these financial statements were filed with the SEC as part of this report.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Numerator
Net income (loss)	$674	$(3,304)	$2,015	$(4,701)
Denominator
Basic weighted average common shares outstanding	7,071	7,058	7,070	7,045
Dilutive effect of stock options	26	—	34	—

Diluted weighted average common shares outstanding	7,097	7,058	7,104	7,045

Basic net income (loss) per common share	$0.10	$(0.47)	$0.28	$(0.67)

Diluted net income (loss) per common share	$0.10	$(0.47)	$0.28	$(0.67)

Shares related to stock options representing the right to acquire 415,354 shares of common stock for the three months ended December 31, 2009, and 487,815 shares for the six months ended December 31, 2009, were excluded from the calculation of diluted net income (loss) per common share, as the effect of their inclusion would have been anti-dilutive.

Shares related to stock options representing the right to acquire 879,492 shares of common stock for the three months ended December 31, 2008, and 973,096 shares for the six months ended December 31, 2008, were excluded from the calculation of diluted net (loss) income per common share, as the effect of their inclusion would have been anti-dilutive.

Stock-Based Compensation

We have a new omnibus incentive plan that was approved by our Board of Directors effective as of October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. As of December 31, 2009, no awards had been granted under the plan. Our prior equity incentive plan was terminated effective as of November 30, 2009. We also had an employee stock purchase plan that was terminated effective as of June 30, 2009.

We estimate the fair value of stock option awards at the date of grant and estimated employee stock purchase plan shares at the beginning of the offering period using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Black-Scholes uses assumptions related to volatility, the risk-free interest rate, the dividend yield (which we assume to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities used in the model are based mainly on the historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of stock option grants is derived from historical experience.

Our net income included stock based compensation expense of approximately $69,000 for the three months ended December 31, 2009 and approximately $112,000 for the six months ended December 31, 2009. Our net loss included stock based compensation expense of approximately $112,000 for the three months ended December 31, 2008 and approximately $181,000 for the six months ended December 31, 2008.

Fair Value of Financial Instruments

Our financial statements include the following financial instruments: cash and cash equivalents, short-term investments, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at December 31, 2009 and June 30, 2009. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

We use a three-level hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available under the circumstances.

The fair value hierarchy is broken down into three levels based on the source of inputs. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. We classify cash, cash equivalents, and marketable securities balances as Level 1 assets. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated, either directly or indirectly by observable market data. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. As of December 31, 2009 and June 30, 2009, we did not have any financial assets or liabilities classified as Level 2 or 3.

Adoption of New Accounting Standards

During the first quarter of 2010, we adopted the new Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB). The ASC has become the source of authoritative United States generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.

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

As part of the original Asset Purchase Agreement, we had the potential to receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers met or exceeded certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. Effective as of February 12, 2010, based on the loss of one or more customers, the results of operation of the RHL business since the closing date of the sale, the anticipated results of operation of the RHL business through July 31, 2010, and the corresponding anticipated reduction and or elimination in the conditional earn-out amount, and in an effort to avoid the time and expense associated with the procedures required in connection with the earn-out, including, without limitation, the time and expense associated with the preparation of the required reports and a review of the books and records of PharmaCare US and PharmaCare Australia, we amended the Asset Purchase Agreement to eliminate the potential earn-out compensation.

As a result of our decision to sell the legacy RHL business, we initiated an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. We substantially completed this operational consolidation program as of September 30, 2008. The program resulted in a charge to discontinued operations of $820,000 in severance and other business related exit costs during the six months ended December 31, 2008.

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

The following table presents the activity and the reserve balances related to these restructuring programs for the six months ended December 31, 2009 (in thousands):

	Balance at June 30, 2009	Charges to Expense	Cash Payments	Balance at December 31, 2009
Employee termination costs	$19	$1	$(17)	$3
Lease liabilities and related facility closure costs	15	1	(16)	—

Total	$34	$2	$(33)	$3

Accrued restructuring charges:
Current portion – continuing operations				$3
Discontinued operations				—

Total				$3

The following table summarizes the results of the legacy RHL business, classified as discontinued operations, for the periods ended December 31 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net sales	$—	$800	$323	$2,174
Cost of goods sold and operating expense	(63)	724	125	2,691
Restructuring expenses	(3)	199	(2)	1,050
Loss on the sale of As We Change®	—	—	—	226
Loss on the sale of remaining legacy RHL assets	—	—	6	—
Other expense	—	12	7	11

Income (loss) before income taxes	66	(135)	187	(1,804)
Income tax provision	6	621	32	—

Income (loss) from discontinued operations	$60	$(756)	$155	$(1,804)

Assets and liabilities of the legacy RHL business included in the Condensed Consolidated Balance Sheets are summarized as follows (in thousands):

	December 31, 2009	June 30, 2009
Assets
Cash	$165	$144
Accounts receivable, net	—	510
Inventory, net	—	286
Other current assets	6	39
Goodwill and intangible assets	—	208

Total assets	$171	$1,187

Liabilities
Accrued liabilities	100	599

Total liabilities	100	599

Net assets of discontinued operations	$71	$588

C. Inventories

Inventories, net consisted of the following (in thousands):

	December 31, 2009	June 30, 2009
Raw materials	$6,296	$6,368
Work in progress	1,618	1,445
Finished goods	1,657	2,287
Reserves	(972)	(780)

	$8,599	$9,320

D. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	December 31, 2009	June 30, 2009
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,752	2,679
Machinery and equipment	3 – 12	25,067	23,681
Office equipment and furniture	3 – 5	3,396	3,419
Vehicles	3	204	204
Leasehold improvements	1 – 15	10,112	10,067

Total property and equipment		41,924	40,443
Less: accumulated depreciation and amortization		(27,811)	(26,310)

Property and equipment, net		$14,113	$14,133

E. Debt

We have a bank credit facility of $8.2 million as of December 31, 2009, comprised of a $7.5 million working capital line of credit and $675,000 in outstanding term loans. The working capital line of credit has a maturity date of November 1, 2010 and is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of December 31, 2009, the outstanding balances on the term loans consisted of a $170,000, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; and a $505,000, 10 year term loan due May 2014 with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%. Monthly payments on the term loans are approximately $98,000 plus interest. As of December 31, 2009 and June 30, 2009, our working capital line of credit balance was zero.

On December 31, 2009, we were in compliance with all of the financial and other covenants required under our facility.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $154,000, as of December 31, 2007, and was reduced an additional CHF 160,000, or approximately $154,000, as of December 31, 2008, and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $482,000. As of December 31, 2009, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $964), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

The composite interest rate on all of our outstanding debt was 13.69% at December 31, 2009 and 6.70% at December 31, 2008. The composite interest rate includes interest from our term debt, interest from the use of our working capital line of credit, amortization of annual loan fees and loan modification fess, as applicable, divided by the average balance of our outstanding borrowings during the period.

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

The components included in the net periodic expense for the periods ended December 31 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Interest cost	$21	$20	$42	$40
Expected return on plan assets	(13)	(7)	(26)	(14)

Net periodic expense	$8	$13	$16	$26

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

	Three Months Ended December 31,					Six Months Ended December 31,
	2009			2008		2009			2008
	Net Sales by Customer		% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer		% of Total Net Sales	Net Sales by Customer		% of Total Net Sales
Customer 1	$7,819		45%	$9,034	51%	$16,276		48%	$18,907		51%
Customer 2	6,715		39	4,132	23	12,478		36	9,533		26
Customer 3	(a	)	(a )	1,959	11	(a	)	(a )	(a	)	(a )

	$14,534		84%	$15,125	85%	$28,754		84%	$28,440		77%

(a)	Net sales were less than 10% of the period’s total net sales.

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,							Six Months Ended December 31,
	2009				2008			2009		2008
	Raw Material Purchases by Supplier			% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases
Supplier 1		$1,667		20%	$1,222		14%	2,611	16%	2,301		13%
Supplier 2	$	(a	)	(a )	$1,233		14	$1,965	12	$2,048		11
Supplier 3		$1,002		12	(a	)	(a )	$1,709	11	(a	)	(a )

		$2,669		32%	$2,455		28%	$6,285	39%	$4,349		24%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

Our operating results from continuing operations by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net Sales
Private label contract manufacturing	$16,675	$16,978	$33,048	$35,720
Branded products	574	638	1,162	1,422

	$17,249	$17,616	$34,210	$37,142

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Income (Loss) from Operations
Private label contract manufacturing	$1,836	$(70)	$4,350	$1,399
Branded products	122	70	230	118

Income from operations of reportable segments	1,958	—	4,580	1,517

Corporate expenses not allocated to segments	(1,222)	(2,066)	(2,437)	(3,801)

	$736	$(2,066)	$2,143	$(2,284)

	December 31, 2009	June 30, 2009
Total Assets
Private label contract manufacturing	$35,200	$34,774
Branded products	303	478

	$35,503	$35,252

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe. Our branded products are sold only in the United States.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
United States	$10,828	$11,669	$21,949	$24,863
Markets outside the United States	6,421	5,947	12,261	12,279

Total net sales	$17,249	$17,616	$34,210	$37,142

Products manufactured by NAIE accounted for approximately 48% of net sales in markets outside the United States for the three months ended December 31, 2009, and 52% for the three months ended December 31, 2008. NAIE accounted for 51% of net sales in markets outside the United States for the six months ended December 31, 2009, and 54% for the six months ended December 31, 2008. No products manufactured by NAIE were sold in the United States during the six months ended December 31, 2009 and 2008.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

					Capital Expenditures
	Long-Lived Assets		Total Assets		Six Months Ended
	December 31, 2009	June 30, 2009	December 31, 2009	June 30, 2009	December 31, 2009	December 31, 2008
United States	$11,916	$11,991	$27,234	$27,106	$1,300	$2,364
Europe	2,356	2,301	8,269	8,146	301	407

	$14,272	$14,292	$35,503	$35,252	$1,601	$2,771

I. Restructuring Costs

During the first six months of fiscal 2009, the continued decline in economic conditions in the United States and the various foreign markets we service negatively impacted our customers’ businesses and our operations. As a result, during the second quarter of fiscal 2009 we implemented a cost reduction program that resulted in the elimination of certain personnel and business activities. The cost reduction program is expected to reduce the financial impact of the anticipated reduction in future sales. This program resulted in a charge to our operations of $558,000 in severance from a reduction in force during the second quarter of fiscal 2009. All payments related to this cost reduction program were completed by December 31, 2009.

The following table presents the activity and the reserve balance related to this restructuring program for the six months ended December 31, 2009 (in thousands):

	Balance at June 30, 2009	Charges to Expense	Cash Payments	Balance at December 31, 2009
Employee termination costs recorded to cost of goods sold	$—	$—	$—	$—
Employee termination costs recorded to selling, general and administrative expenses	76	—	(76)	—

Total	$76	$—	$(76)	$—

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

During fiscal 2009, we recorded a valuation allowance against deferred income tax assets of $1.8 million, representing the amount of our deferred income tax assets in excess of our deferred income tax liabilities. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we realized related to our US-based operations for the three year period ended June 30, 2009, that realization of the net deferred income tax asset was more likely than not. The valuation allowance recorded during fiscal 2009 primarily related to fiscal 2009 net operating loss carry forwards and changes in other deferred tax items recognized during fiscal 2009. During the six months ended December 31, 2009 we recorded U.S.-based federal tax expense of $382,000, which was fully offset by a release of a portion of our deferred tax asset valuation allowance during the six month period. In addition, during the six months ended December 31, 2009 we recorded US-based state tax expense from continuing operations of $142,000 as a result of our inability to use our state net operating loss carryforwards due to the suspension of loss carryforward deductions by the state of California during fiscal 2010.

As a result of the recognition of these valuation adjustments, we had a $2.0 million gross deferred tax asset offset by a deferred tax liability of $272,000 and a valuation allowance of $1.4 million resulting in a net deferred tax asset of $368,000 as of December 31, 2009. This valuation allowance did not have any affect on the tax expense and related liability recorded for operating income recognized by our foreign subsidiary during the three and six months ended December 31, 2009.

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and June 30, 2009, we had not recorded any tax liabilities for uncertain tax positions.

We are subject to taxation in the United States, Switzerland and various state jurisdictions. Our tax years for the fiscal years ended June 30, 2006 and forward are subject to examination by the United States and state tax authorities and our tax years for the fiscal years ended June 30, 2007 and forward are subject to examination by the Switzerland tax authorities.

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

On November 6, 2009, the President signed into law the Worker, Homeownership, and Business Assistance Act of 2009. This law amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to a two-year carryback). We are assessing the impact this new law may have on our financial statements.

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

As of February 16, 2010, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2009. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2009 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

On July 31, 2009, we sold substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a cash purchase price of $500,000. We had the potential to receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers met or exceeded certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. Effective as of February 12, 2010, based on the loss of one or more customers, the results of operation of the RHL business since the closing date of the sale, the anticipated results of operation of the RHL business through July 31, 2010, and the corresponding anticipated reduction and or elimination in the conditional earn-out amount, and in an effort to avoid the time and expense associated with the procedures required in connection with the earn-out, including, without limitation, the time and expense associated with the preparation of the required reports and a review of the books and records of PharmaCare US and PharmaCare Australia, we entered into an agreement with PharmaCare to eliminate the potential earn-out compensation.The financial information presented in this report has been reclassified to reflect the legacy RHL business as discontinued operations. We recorded a loss of $6,000 as a result of this sale.

As a result of our decision to sell the legacy RHL business, we initiated an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. We substantially completed this operational consolidation program as of September 30, 2008. The program resulted in a charge to discontinued operations of $823,000 in severance and other business related exit costs during fiscal 2009.

During the first six months of fiscal 2010, our net sales from continuing operations were 7.9% lower than in the first six months of fiscal 2009. Private label contract manufacturing sales declined 7.5% due primarily to lower volumes of existing products in existing markets sold to a couple of our largest customers and the discontinuance of a relationship with one of our smaller customers. This decline was partially offset by increased sales to one of our largest customers and income related to our sub-license agreement for the distribution of Beta-Alanine. Net sales from our branded products declined 18.3% in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 due to the continued softening of our Pathway to Healing® product line. During fiscal 2010 we intend to further increase our Dr. Cherry marketing and advertising efforts and plan to re-launch the product line in late fiscal 2010 with new formulations, labeling and packaging in an effort to expand our future sales opportunities.

Our revenue concentration risk for our two largest customers increased to 84% as a percentage of our total sales from continuing operations for the first six months of fiscal 2010 compared to 77% in the first six months of fiscal 2009. We expect our contract manufacturing revenue concentration percentage for our two largest customers to remain relatively consistent for the remainder of fiscal 2010.

Beginning in fiscal 2008 and continuing through fiscal 2009, we invested substantial time and incurred substantial costs associated with hiring and training new quality assurance and other manufacturing support personnel, increased testing activity, and documentation and validation processes related to our Good Manufacturing Practices (GMPs) compliance programs. These additional expenses negatively impacted our operating income from continuing operations during fiscal 2008 and fiscal 2009. Although the cost of GMP compliance is significant, we believe the majority of our implementation investment costs have been incurred. Going forward, our commitment to quality and our steadfast support of the Food and Drug Administration’s (FDA) mandated GMPs makes us well positioned to operate within the higher standards of such GMPs and we believe differentiates us from our competitors.

During fiscal 2009, the continued decline in economic conditions in the United States and the various foreign markets we service negatively impacted our customers’ businesses and our operations. As a result, during the second quarter of fiscal 2009 we implemented a cost reduction program that resulted in the elimination of certain personnel and business activities. This program resulted in a charge to our continuing operations of $558,000 during the second quarter of fiscal 2009. During the second half of fiscal 2009, our cost reduction program resulted in a savings of $3.0 million compared to the cost structure in the comparable prior year period. This cost reduction program reduced our operating overhead costs during the first six months of fiscal 2010 by approximately $2.5 million and we expect it will further reduce our remaining fiscal 2010 operating overhead by approximately $600,000 as compared to fiscal 2009.

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

Looking forward, as a result of continued uncertain near-term economic conditions, anticipated reduced sales volumes combined with lower pricing programs from our largest customers we expect net sales and net operating income from continuing operations during the third quarter of fiscal 2010 to be lower than the comparable prior year period.

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

Our critical accounting policies are discussed under Item 7 of our 2009 Annual Report. There have been no significant changes to these policies during the six months ended December 31, 2009.

Results of Operations

The results of our operations for the periods ended December 31 were as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2009	2008	% Change	2009	2008	% Change
Private label contract manufacturing	$16,675	$16,978	(2)	$33,048	$35,720	(7)
Branded products	574	638	(10)	1,162	1,422	(18)

Total net sales	17,249	17,616	(2)	34,210	37,142	(8)
Cost of goods sold	14,779	16,844	(12)	28,585	33,970	(16)

Gross profit	2,470	772	220	5,625	3,172	77
Gross profit %	14.3%	4.4%		16.4%	8.5%
Selling, general & administrative expenses	1,734	2,838	(39)	3,482	5,456	(36)

% of net sales	10.1%	16.1%		10.2%	14.7%
Operating income (loss) from continuing operations	736	(2,066)	136	2,143	(2,284)	194
% of net sales	4.3%	(11.7)%		6.3%	(6.1)%
Other expense, net	28	120	(77)	17	433	(96)

Income (loss) from continuing operations before income taxes	708	(2,186)	132	2,126	(2,717)	178
% of net sales	4.1%	(12.4)%		6.2%	(7.3)%
Income tax expense	94	362	(74)	266	180	48

Income (loss) from continuing operations	614	(2,548)	124	1,860	(2,897)	164
Income (loss) from discontinued operations, net of tax	60	(756)	108	155	(1,804)	109

Net income (loss)	$674	$(3,304)	120	$2,015	$(4,701)	(143)

% of net sales	3.9%	(18.8)%		5.9%	(12.7)%

The percentage decrease in contract manufacturing net sales was primarily attributed to the following for the periods ended December 31, 2009:

	Three Months Ended	Six Months Ended
Mannatech, Incorporated (1)	15	8
NSA International, Inc. (2)	(7)	(7)
Other customers (3)	(10)	(8)

Total	(2)%	(7)%

1	Net sales to Mannatech, Incorporated increased primarily as a result of higher volumes of established and new products in existing markets along with a shift in sales mix to higher priced products.

2	The decrease in net sales to NSA International, Inc. (NSA) for the three months ended December 31, 2009 included a decrease in international sales of 1.7% and a decline in domestic sales of 19.6%. The decrease in net sales to NSA International, Inc. for the six months ended December 31, 2009 included a decrease in international sales of 6.9% and a decline in domestic sales of 17.6%. These sales declines were due to lower demand by NSA’s consumers, lower average sales prices, and NSA’s inventory management program.

3	The decrease in net sales to other customers was primarily related to the discontinuance of a customer relationship and timing of shipments during the first half of fiscal 2010 as compared to the prior year period offset by royalty income related to our sub-license agreement for the distribution of Beta-Alanine.

Net sales from our branded products segment decreased 10% from the comparable quarter in fiscal 2009 and 18% from the comparable six month period last year due primarily to the continuing impact of the cessation of the Dr. Cherry weekly television program in April 2007, which had served as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Gross profit margin increased 9.9 percentage points from the comparable quarter in fiscal 2009 and 7.9 percentage points from the comparable six month period last year. The change in gross profit margin was primarily due to the following for the periods ended December 31, 2009:

	Three Months Ended	Six Months Ended
Branded products operations	(0.4)%	(0.5)%
Contract manufacturing:
Shift in sales and material mix	3.2	2.5
Reduced overhead expenses	2.6	1.9
Reduced direct and indirect labor	3.4	3.5
Cost reduction program	1.1	0.5

Total	9.9%	7.9%

Selling, general and administrative expenses from continuing operations decreased $1.1 million, or 38.9%, from the comparable quarter last year and decreased $2.0 million, or 36.2%, from the comparable six month period last year primarily due to a reduction in compensation and severance associated with reduced headcount, decreased outside services expenses and reduced direct-to-consumer operating costs primarily associated with lower marketing and advertising expenses, employee compensation costs and call center and fulfillment expenses as a result of the sale of substantially all of the assets of RHL.

Other expense, net decreased $92,000 from the comparable quarter last year and $416,000 from the comparable six month period last year due primarily to reduced interest expense and lower foreign currency exchange losses associated with changes in the Euro and the related impact on the translation of Euro denominated cash and receivables.

Our income tax expense from continuing operations decreased $268,000, or 74.0%, from the comparable quarter last year primarily due to the full valuation of our net deferred tax asset during the prior year comparable quarter while the fiscal 2010 provision was based on income from operations. As a result, the tax expense from continuing operations for the fiscal quarter ended December 31, 2009 included expense from our foreign subsidiary at a statutory tax rate of 20% and state tax expense from our U.S.-based income from operations. No net federal tax expense was recognized in the fiscal quarter ended December 31, 2009 for our U.S.-based income from operations as it was offset by a release of our net deferred tax asset valuation allowance.

Our income tax expense from continuing operations increased $86,000, or 47.8%, during the first six months of fiscal 2010 as compared to the same period in the prior fiscal year primarily due to the corresponding increase in our income from continuing operations. As a result, the tax expense from continuing operations for the first six months of fiscal 2010 included expense from our foreign subsidiary at a statutory tax rate of 20% and state tax expense from our U.S.-based income from operations. No net federal tax expense was recognized during the first six months of fiscal 2010 for our U.S.-based income from operations as it was offset by a release of our net deferred tax asset valuation allowance.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $2.2 million for the six months ended December 31, 2009 compared to net cash used in operating activities of $1.7 million in the comparable period in the prior year.

Income before discontinued operations increased to $1.9 million during the first six months of fiscal 2010 as compared to a loss before discontinued operations of $2.9 million in the comparable period in the prior fiscal year. At December 31, 2009, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $90,000 in cash during the six months ended December 31, 2009 compared to providing $1.8 million in the comparable period in the prior year. The decrease in cash provided by accounts receivable during the six months ended December 31, 2009 was the result of lower sales and increased days sales outstanding as compared to the comparable prior year period. Days sales outstanding was 30 days as of December 31, 2009 compared to 27 days as of December 31, 2008.

Approximately $1.4 million of our operating cash flow was generated by NAIE in the six months ended December 31, 2009. As of December 31, 2009, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $1.6 million during the six months ended December 31, 2009 compared to $2.8 million in the comparable period in the prior year. Capital expenditures during the six months ended December 31, 2009 and December 31, 2008 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities. Additionally, during the six months ended December 31, 2009, we received $500,000 in proceeds related to the sale of the remaining assets of the legacy RHL business as compared to $2.2 million in proceeds related to the sale of our As We Change business in the comparable quarter last year. We also invested $699,000 in a six month certificate of deposit during the six months ended December 31, 2008.

Our consolidated debt decreased to $675,000 at December 31, 2009 from $1.3 million at June 30, 2009 primarily due to payments on our term loans.

We have a bank credit facility of $8.2 million as of December 31, 2009, comprised of a $7.5 million working capital line of credit and $675,000 in outstanding term loans. The working capital line of credit has a maturity date of November 1, 2010 and is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of December 31, 2009, the outstanding balances on the term loans consisted of a $170,000, 15 year term loan due June 2011, secured by our San Marcos building, at an interest rate of 8.25%; and a $505,000, 10 year term loan due May 2014 with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%. Monthly payments on the term loans are approximately $98,000 plus interest. As of December 31, 2009 and June 30, 2009, our working capital line of credit balance was zero.

On December 31, 2009, we were in compliance with all of the financial and other covenants required under our credit facility.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $154,000, as of December 31, 2007, and was reduced an additional CHF 160,000, or approximately $154,000, as of December 31, 2008, and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $482,000. As of December 31, 2009, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $964), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of December 31, 2009, we had $4.6 million in cash and cash equivalents, a $699,000 certificate of deposit and $3.8 million available under our working capital line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the notes to our consolidated financial statements included under Item 8 of our 2009 Annual Report. During the first quarter of fiscal 2010, we adopted the Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB). The ASC has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements. Other than the pronouncements discussed in our 2009 Annual Report and above, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of December 31, 2009.

There were no changes to our internal control over financial reporting during the quarterly period ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 16, 2009, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

Our Annual Meeting of Stockholders was held on November 30, 2009. The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of two Class I directors to serve until the next annual meeting of stockholders held to elect Class I directors and until their respective successor is elected and qualified:
Joe E. Davis	3,545,923	154,015	—	—	—
Mark A. LeDoux	3,620,760	79,178	—	—	—
Approval of our 2009 Omnibus Incentive Plan	2,766,801	—	669,315	1,067	—
Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2010	3,696,088	—	2,000	1,850	—

In accordance with the terms set forth in the proxy statement related to the solicitation of proxies for use at the annual meeting, an abstention from voting was used for the purpose of establishing a quorum, and was considered a vote “against” a proposal. A broker non-vote was also used for the purpose of establishing a quorum, but was not otherwise counted in the voting process. The named directors and the other above matters were each approved by the stockholders at the annual meeting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.6	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.7	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.8	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.9	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

Exhibit Number	Description	Incorporated By Reference To

10.11	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.12	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.13	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.14	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.15	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.16	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.17	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

10.18	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.19	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.20	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.21	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.22	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.23	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.24	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

Exhibit Number	Description	Incorporated By Reference To

10.25	Sublease Contract for facilities in Manno, Switzerland, between NAIE and Vertime SA effective as of April 1, 2007 (portions of the Sublease Contract have been omitted pursuant to a request for confidential treatment) (English translation)	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 14, 2007

10.26	Second Amendment to License Agreement Amending The First Amendment Dated March 17, 2001 to License Agreement Dated April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI dated as of March 26, 2007	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.27	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.28	Fifth Amendment to Credit Agreement dated as of November 1, 2007, and entered into on December 18, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.29	Employment Agreement effective as of February 11, 2008, by and between NAI and Kenneth Wolf*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 11, 2008, filed with the commission on February 14, 2008

10.30	Asset Purchase Agreement by and between RHL and Miles Kimball Company dated August 4, 2008	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated August 4, 2008, filed with the commission on August 8, 2008

10.31	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $7,500,000 (with Addendum)	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.32	Sixth Amendment to Credit Agreement dated as of November 1, 2008, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.33	Separation Agreement and General Release of Claims by and between Disposition Company, Inc. (fka Real Health Laboratories, Inc.) and John Dullea effective as of December 26, 2008	Exhibit 10.42 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.34	Separation Agreement and General Release of Claims by and between NAI and Randell Weaver effective as of March 13, 2009	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.35	Agreement to Sublicense by and between NAI and Compound Solutions, Inc. dated as of March 3, 2009	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.36	Separation Agreement and General Release of Claims by and between NAI and Alvin McCurdy effective as of July 9, 2009	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009.

10.37	Seventh Amendment to Credit Agreement dated as of June 1, 2009, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009.

10.38	First Modification to Promissory Note dated as of June 1, 2009, by and between NAI and Wells Fargo Bank, National Association (with Amended and Restated Addendum)	Exhibit 10.39 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009.

Exhibit Number	Description	Incorporated By Reference To

10.39	Third Amendment to License Agreement by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI effective as of March 3, 2009	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009.

10.40	Asset Purchase Agreement by and among NAI, Disposition Company, Inc. (fka Real Health Laboratories, Inc.), PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. dated July 29, 2009	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated July 29, 2009, filed with the commission on August 4, 2009

10.41	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.42	First Amendment to Asset Purchase Agreement by and among NAI, Disposition Company, Inc. (fka Real Health Laboratories, Inc.), PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. dated effective as of February 12, 2010	Filed herewith

10.43	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Filed herewith

10.44	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Filed herewith

10.45	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Filed herewith

10.46	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Filed herewith

10.47	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Filed herewith

10.48	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Filed herewith

10.49	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Filed herewith

10.50	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Filed herewith

10.51	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2009

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.