Form 10-Q
period 2010-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2010-05-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

☐  Yes    ☒  No

As of May 13, 2010, 7,094,106 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2010	June 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,816	$3,995
Certificate of deposit	—	699
Accounts receivable - less allowance for doubtful accounts of $23 at March 31, 2010 and $27 at June 30, 2009	4,974	5,685
Inventories, net	8,336	9,320
Income tax receivable	1,142	2
Prepaids and other current assets	1,533	1,259
Assets of discontinued operations	—	1,187

Total current assets	23,801	22,147

Property and equipment, net	13,307	14,133
Other noncurrent assets, net	159	159

Total assets	$37,267	$36,439

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,029	$4,327
Accrued liabilities	1,017	1,001
Accrued compensation and employee benefits	1,110	1,164
Income taxes payable	331	490
Current portion of long-term debt	35	669
Liabilities of discontinued operations	78	599

Total current liabilities	5,600	8,250
Long-term debt, less current portion	461	598
Deferred rent	950	1,054
Long-term pension liability	93	505

Total liabilities	7,104	10,407

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding 7,273,047 at March 31, 2010 and 7,249,734 at June 30, 2009	71	71
Additional paid-in capital	19,121	18,899
Accumulated other comprehensive loss	(565)	(565)
Retained earnings	12,635	8,726
Treasury stock, at cost, 180,941 shares at March 31, 2010 and June 30, 2009	(1,099)	(1,099)

Total stockholders’ equity	30,163	26,032

Total liabilities and stockholders’ equity	$37,267	$36,439

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net sales	$16,975	$17,348	$51,185	$54,490
Cost of goods sold	14,040	14,241	42,625	48,211

Gross profit	2,935	3,107	8,560	6,279
Selling, general & administrative expenses	2,098	1,724	5,580	7,180

Operating income (loss) from continuing operations	837	1,383	2,980	(901)

Other (expense) income:
Interest income	4	9	11	14
Interest expense	(26)	(57)	(92)	(179)
Foreign exchange loss	(137)	(83)	(139)	(427)
Other, net	8	2	52	30

	(151)	(129)	(168)	(562)

Income (loss) from continuing operations before income taxes	686	1,254	2,812	(1,463)
Benefit for income taxes	(1,206)	(183)	(940)	(3)

Income (loss) from continuing operations	1,892	1,437	3,752	(1,460)
Income (loss) from discontinued operations, net of tax	2	(1,941)	157	(3,745)

Net income (loss) and comprehensive income (loss)	$1,894	$(504)	$3,909	$(5,205)

Net income (loss) per common share:
Basic:
Continuing operations	$0.27	$0.20	$0.53	$(0.21)
Discontinued operations	0.00	(0.27)	0.02	(0.53)

Net income (loss)	$0.27	$(0.07)	$0.55	$(0.74)

Diluted:
Continuing operations	$0.27	$0.21	$0.53	$(0.21)
Discontinued operations	0.00	(0.28)	0.02	(0.53)

Net income (loss)	$0.27	$(0.07)	$0.55	$(0.74)

Weighted average common shares outstanding:
Basic	7,083,980	7,066,526	7,074,616	7,052,451
Diluted	7,106,256	7,003,895	7,104,630	7,031,574

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities
Income (loss) before discontinued operations	$3,752	$(1,460)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Reduction of uncollectible accounts receivable	(4)	(2)
Depreciation and amortization	2,438	2,340
Non-cash equipment impairment charge	325	—
Non-cash compensation	181	289
Tax benefit from exercise of stock options	—	(88)
Deferred income taxes	—	(61)
Pension contribution, net of expense	(412)	38
Loss on disposal of assets	16	12
Changes in operating assets and liabilities:
Accounts receivable	715	656
Inventories, net	984	1,915
Other assets	(274)	(282)
Accounts payable and accrued liabilities	(1,386)	(1,827)
Income taxes receivable (payable)	(1,299)	1,301
Accrued compensation and employee benefits	(54)	(390)

Net cash provided by operating activities from continuing operations	4,982	2,441
Net cash provided by (used in) operating activities from discontinued operations	323	(1,657)

Net cash provided by operating activities	5,305	784

Cash flows from investing activities
Proceeds from the sale of property and equipment	—	34
Capital expenditures	(1,953)	(3,871)
Certificate of deposit	699	(699)

Net cash used by investing activities from continuing operations	(1,254)	(4,536)
Net cash provided by investing activities from discontinued operations, including proceeds from the sale of the legacy RHL business assets and As We Change®	500	2,155

Net cash used by investing activities	(754)	(2,381)

Cash flows from financing activities
Net borrowings on line of credit	—	1,820
Payments on long-term debt	(771)	(1,104)
Tax benefit from exercise of stock options	—	88
Net activity from issuance of common stock	41	(13)

Net cash (used in) provided by financing activities	(730)	791

Net increase (decrease) in cash and cash equivalents	3,821	(806)
Cash and cash equivalents at beginning of period	3,995	3,518

Cash and cash equivalents at end of period	$7,816	$2,712

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$89	$220

Taxes	$368	$60

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Numerator
Net income (loss)	$1,894	$(504)	$3,909	$(5,205)
Denominator
Basic weighted average common shares outstanding	7,084	7,067	7,075	7,052
Dilutive effect of stock options	22	(63)	30	(20)

Diluted weighted average common shares outstanding	7,106	7,004	7,105	7,032

Basic net income (loss) per common share	$0.27	$(0.07)	$0.55	$(0.74)

Diluted net income (loss) per common share	$0.27	$(0.07)	$0.55	$(0.74)

Shares related to stock options representing the right to acquire 305,354 shares of common stock for the three months ended March 31, 2010, and 426,995 shares for the nine months ended March 31, 2010, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Shares related to stock options representing the right to acquire 708,442 shares of common stock for the three months ended March 31, 2009, and 884,878 shares for the nine months ended March 31, 2009, were excluded from the calculation of diluted net (loss) income per common share, as the effect of their inclusion would have been anti-dilutive.

Stock-Based Compensation

We have a new omnibus incentive plan that was approved by our Board of Directors effective as of October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. As of March 31, 2010, no awards had been granted under the plan. Our prior equity incentive plan was terminated effective as of November 30, 2009. We also had an employee stock purchase plan that was terminated effective as of June 30, 2009.

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

Our net income included stock based compensation expense of approximately $69,000 for the three months ended March 31, 2010 and approximately $181,000 for the nine months ended March 31, 2010. Our net loss included stock based compensation expense of approximately $108,000 for the three months ended March 31, 2009 and approximately $289,000 for the nine months ended March 31, 2009.

Fair Value of Financial Instruments

Our financial statements include the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at March 31, 2010 and June 30, 2009. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

The fair value hierarchy is broken down into three levels based on the source of inputs. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. We classify cash, cash equivalents, and marketable securities balances as Level 1 assets. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated, either directly or indirectly by observable market data. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. As of March 31, 2010 and June 30, 2009, we did not have any financial assets or liabilities classified as Level 2 or 3.

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

Effective June 15, 2009, the Company adopted the updated guidance related to subsequent events issued by the Financial Accounting Standards Board (FASB), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The updated guidance initially required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. However, in February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or statements of cash flows.

Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after

December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance, however, adoption of the updated guidance did not have an impact on the Company’s consolidated financial condition, results of operations or statements of cash flows.

B. Discontinued Operations

In an effort to enhance stockholder value, improve working capital and enable us to focus on our core contract manufacturing business, during the fourth quarter of fiscal 2008 we undertook a careful review of our branded products portfolio and operations. As a result, we decided to narrow our branded products focus and portfolio and developed a plan to do so, which included a decision to sell the legacy business of Real Health Laboratories, Inc. (RHL). On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2.3 million. We recorded a loss of $226,000 as a result of this sale and recognized $221,000 in severance and related payroll costs during fiscal 2009.

On July 29, 2009, we entered into an Asset Purchase Agreement with PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for the sale of substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business. The sale closed on July 31, 2009 for a cash purchase price of $500,000. NAI provided a guarantee of RHL’s indemnity obligations under the Asset Purchase Agreement, which potential liability is capped at the amount of the purchase price paid by the buyers to RHL. We recorded a loss of $6,000 as a result of this sale during the first quarter of fiscal 2010. RHL agreed to provide certain transition services and support to the buyers for a period of up to six months and received an amount equal to $9,000 per month for such services. Following the sale of substantially all of the assets of RHL, we changed the name of RHL to Disposition Company, Inc.

As part of the original Asset Purchase Agreement, we had the potential to receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers met or exceeded certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. Effective as of February 12, 2010, based on the loss of one or more customers, the results of operation of the RHL business since the closing date of the sale, the anticipated results of operation of the RHL business through July 31, 2010, and the corresponding anticipated reduction and/or elimination in the conditional earn-out amount, and in an effort to avoid the time and expense associated with the procedures required in connection with the earn-out, including, without limitation, the time and expense associated with the preparation of the required reports and a review of the books and records of PharmaCare US and PharmaCare Australia, we amended the Asset Purchase Agreement to eliminate the potential earn-out compensation.

As a result of our decision to sell the legacy RHL business, we initiated an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. We substantially completed this operational consolidation program as of September 30, 2008. The program resulted in a charge to discontinued operations of $866,000 in severance and other business related exit costs during the nine months ended March 31, 2009.

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

The following table presents the activity and the reserve balances related to these restructuring programs for the nine months ended March 31, 2010 (in thousands):

	Balance at June 30, 2009	Charges to Expense	Cash Payments	Balance at March 31, 2010
Employee termination costs	$19	$1	$(20)	$–
Lease liabilities and related facility closure costs	15	1	(16)	–

Total	$34	$2	$(36)	$–

The following table summarizes the results of the legacy RHL business, classified as discontinued operations, for the periods ended March 31 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net sales	$–	$415	$323	$2,589
Cost of goods sold and operating expense	30	495	155	3,186
Restructuring expenses	–	37	(2)	1,087
Impairment of goodwill and intangible assets	–	1,804		1,804
Loss on the sale of As We Change®	–	–	–	226
Loss on the sale of remaining legacy RHL assets	–	–	6	–
Other expense	–	20	7	31

(Loss) income before income taxes	(30)	(1,941)	157	(3,745)
Income tax benefit	(32)	–	–	–

Income (loss) from discontinued operations	$2	$(1,941)	$157	$(3,745)

Assets and liabilities of the legacy RHL business included in the Condensed Consolidated Balance Sheets are summarized as follows (in thousands):

	March 31, 2010	June 30, 2009
Assets
Cash	$–	$144
Accounts receivable, net	–	510
Inventory, net	–	286
Other current assets	–	39
Goodwill and intangible assets	–	208

Total assets	$–	$1,187

Liabilities
Accrued liabilities	78	599

Total liabilities	78	599

Net (liabilities) assets of discontinued operations	$(78)	$588

C. Inventories

Inventories, net consisted of the following (in thousands):

	March 31, 2010	June 30, 2009
Raw materials	$5,947	$6,368
Work in progress	1,826	1,445
Finished goods	1,451	2,287
Reserves	(888)	(780)

	$8,336	$9,320

D. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	March 31, 2010	June 30, 2009
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,751	2,679
Machinery and equipment	3 – 12	25,196	23,681
Office equipment and furniture	3 – 5	3,405	3,419
Vehicles	3	204	204
Leasehold improvements	1 – 15	9,996	10,067

Total property and equipment		41,945	40,443
Less: accumulated depreciation and amortization		(28,638)	(26,310)

Property and equipment, net		$13,307	$14,133

E. Debt

We have a bank credit facility of $8.0 million as of March 31, 2010, comprised of a $7.5 million working capital line of credit and $496,000 in an outstanding term loan. The working capital line of credit has a maturity date of November 1, 2011 and is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of March 31, 2010, the outstanding balance on the term loan consisted of a $496,000, 10 year term loan due May 2014 with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%. As of March 31, 2010, our monthly payments on the term loan is approximately $3,000 plus interest. As of March 31, 2010 and June 30, 2009, our working capital line of credit balance was zero.

On March 31, 2010, we were in compliance with all of the financial and other covenants required under our credit facility.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.2 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $150,000, as of December 31, 2007, and was reduced an additional CHF 160,000, or approximately $150,000, as of December 31, 2008 and December 31, 2009, and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $470,000. As of March 31, 2010, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $940), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

The composite interest rate on all of our outstanding debt was 14.79% at March 31, 2010 and 6.70% at March 31, 2009. The composite interest rate includes interest from our term debt, interest from the use of our working capital line of credit, amortization of annual loan fees and loan modification fess, as applicable, divided by the average balance of our outstanding borrowings during the period.

F. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan that provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 20, 1999, our Board of Directors amended the plan to freeze the accrued benefit of each plan member at its then current amount and to no longer allow inactive plan members or other employees to become active members of the plan. We contribute an amount not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 nor more than the maximum tax-deductible amount. For the nine months ended March 31, 2010, we contributed $450,000 to our defined benefit pension plan.

The components included in the net periodic expense for the periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Interest cost	$21	$20	$63	$60
Expected return on plan assets	(13)	(7)	(39)	(21)

Net periodic expense	$8	$13	$24	$39

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010		2009		2010		2009
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$9,421	55%	$8,209	47%	$25,697	50%	$27,115	50%
Customer 2	4,362	26	6,185	36	16,840	33	15,718	29

	$13,783	81%	$14,394	83%	$42,537	83%	$42,833	79%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,					Nine Months Ended March 31,
	2010		2009			2010		2009
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases
Supplier 1	$651	11%	$874		14%	$2,360	11%	(a	)	(a )
Supplier 2	673	11	786		12	2,638	12	$2,553		11%
Supplier 3	689	11	(a	)	(a )	3,300	15	2,403		10

	$2,013	33%	$1,660		26%	$8,298	38%	$4,956		21%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

Our operating results from continuing operations by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net Sales
Private label contract manufacturing	$16,439	$16,721	$49,487	$52,441
Branded products	536	627	1,698	2,049

	$16,975	$17,348	$51,185	$54,490

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Income (Loss) from Operations
Private label contract manufacturing	$2,276	$2,396	$6,627	$3,795
Branded products	164	211	394	329

Income from operations of reportable segments	2,440	2,607	7,021	4,124

Corporate expenses not allocated to segments	(1,603)	(1,224)	(4,041)	(5,025)

	$837	$1,383	$2,980	$(901)

	March 31, 2010	June 30, 2009
Total Assets
Private label contract manufacturing	$36,943	$34,774
Branded products	324	478

	$37,267	$35,252

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Japan. Our primary market outside the United States is Europe. Our branded products are sold only in the United States.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
United States	$9,325	$12,254	$31,273	$37,117
Markets outside the United States	7,650	5,094	19,912	17,373

Total net sales	$16,975	$17,348	$51,185	$54,490

Products manufactured by NAIE accounted for approximately 69% of net sales in markets outside the United States for the three months ended March 31, 2010, and 55% for the three months ended March 31, 2009. NAIE accounted for 58% of net sales in markets outside the United States for the nine months ended March 31, 2010, and 54% for the nine months ended March 31, 2009. No products manufactured by NAIE were sold in the United States during the nine months ended March 31, 2010 and 2009.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

					Capital Expenditures
	Long-Lived Assets		Total Assets		Nine Months Ended
	March 31, 2010	June 30, 2009	March 31, 2010	June 30, 2009	March 31, 2010	March 31, 2009
United States	$11,189	$11,991	$27,965	$27,106	$1,601	$3,059
Europe	2,277	2,301	9,302	8,146	352	812

	$13,466	$14,292	$37,267	$35,252	$1,953	$3,871

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

The following table presents the activity and the reserve balance related to this restructuring program for the nine months ended March 31, 2010 (in thousands):

	Balance at June 30, 2009	Charges to Expense	Cash Payments	Balance at March 31, 2010
Employee termination costs recorded to selling, general and administrative expenses	$76	$–	$(76)	$–

Total	$76	$–	$(76)	$–

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

During the nine months ended March 31, 2010, we recorded U.S.-based federal tax expense of $621,000 on U.S.-based income from continuing operations before income taxes, which was fully offset by a tax benefit of $3.2 million that was recorded as a result of the write-off of our tax basis in RHL’s stock which we determined had become worthless during the third quarter of fiscal 2010. The remaining net tax benefit was partially offset by a deferred tax asset valuation adjustment of $1.4 million leaving a net tax benefit of $1.1 million for the nine months ended March 31, 2010. This tax benefit was recognized based on our intent to carry back our current year tax loss in accordance with the Worker, Homeownership, and Business Assistance Act of 2009 signed by the President on November 6, 2009, which increases the allowable carry back period to five years (previously limited to a two-year carry back). In addition, during the nine months ended March 31, 2010, we recorded state tax expense of $136,000 on U.S.-based income from continuing operations before income taxes, which was fully offset by a tax benefit of $545,000 that was recorded as a result of the write-off of our tax basis in RHL’s stock. This net tax benefit was fully offset by a deferred tax asset valuation adjustment of $409,000 resulting in $0 net state tax expense for the nine months ended March 31, 2010.

As a result of the recognition of these adjustments, we had a $4.5 million gross deferred tax asset offset by a deferred tax liability of $272,000 and a valuation allowance of $4.2 million resulting in a net deferred tax asset of $0 as of March 31, 2010. This valuation allowance did not have any affect on the tax expense and related liability recorded for operating income recognized by our foreign subsidiary during the three and nine months ended March 31, 2010.

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2010 and June 30, 2009, we had not recorded any tax liabilities for uncertain tax positions.

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

As of May 13, 2010, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2010. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2009 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

On July 31, 2009, we sold substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a cash purchase price of $500,000. We had the potential to receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers met or exceeded certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. Effective as of February 12, 2010, based on the loss of one or more customers, the results of operation of the RHL business since the closing date of the sale, the anticipated results of operation of the RHL business through July 31, 2010, and the corresponding anticipated reduction and or elimination in the conditional earn-out amount, and in an effort to avoid the time and expense associated with the procedures required in connection with the earn-out, including, without limitation, the time and expense associated with the preparation of the required reports and a review of the books and records of PharmaCare US and PharmaCare Australia, we entered into an agreement with PharmaCare to eliminate the potential earn-out compensation. We recorded a loss of $6,000 as a result of this sale. The financial information presented in this report has been reclassified to reflect the legacy RHL business as discontinued operations.

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

During the first nine months of fiscal 2010, our net sales from continuing operations were 6.1% lower than in the first nine months of fiscal 2009. Private label contract manufacturing sales declined 5.6% due primarily to lower volumes of existing products in existing markets sold to one of our largest customers and the discontinuance of a relationship with one of our smaller customers. This decline was partially offset by increased sales to other existing customers and income related to our sub-license agreement for the distribution of Beta-Alanine. Net sales from our branded products declined 17.1% in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 due to the continued softening of our Pathway to Healing® product line. During early fiscal 2011 we intend to increase our Dr. Cherry marketing and advertising efforts and plan to re-launch certain Dr. Cherry products with new formulations, labeling and packaging in an effort to expand our future sales opportunities.

Our revenue concentration risk for our two largest customers increased to 83% as a percentage of our total sales from continuing operations for the first nine months of fiscal 2010 compared to 79% in the first nine months of fiscal 2009. We expect our contract manufacturing revenue concentration percentage for our two largest customers to remain relatively consistent for the remainder of fiscal 2010.

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

During fiscal 2009, the continued decline in economic conditions in the United States and the various foreign markets we service negatively impacted our customers’ businesses and our operations. As a result, during the second quarter of fiscal 2009 we implemented a cost reduction program that resulted in the elimination of certain personnel and business activities. This program resulted in a charge to our continuing operations of $558,000 during the second quarter of fiscal 2009. During the second half of fiscal 2009, our cost reduction program resulted in a savings of $3.0 million compared to the cost structure in the comparable prior year period. This cost reduction program reduced our operating overhead costs during the first nine months of fiscal 2010 by approximately $2.5 million and we expect it will further reduce our remaining fiscal 2010 operating overhead by approximately $500,000 as compared to fiscal 2009.

Following the completion of the sale of substantially all of the assets of RHL, our branded products segment consists primarily of the products sold under our Pathway to Healing® product line. Beginning in April 2007, Dr. Cherry ceased airing his weekly television program, which had served as the primary customer acquisition vehicle in marketing the Pathway to Healing® product line. While sales of the product line have been primarily generated by continuity orders from long-standing repeat customers, the loss of the television program has had a negative impact on our ability to acquire new customers and retain existing customers. During fiscal 2009, we revamped our Dr. Cherry website and increased our direct-to-consumer marketing and advertising efforts. These activities helped reduce the decline in our Dr. Cherry sales volumes during the first nine months of fiscal 2010.

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

Looking forward, as a result of continued uncertain near-term economic conditions, anticipated reduced sales volumes combined with lower pricing programs from our largest customers we expect net sales and net operating income from continuing operations during the fourth quarter of fiscal 2010 to be lower than the comparable prior year period. Our results could be further negatively affected if current trend in the fluctuation in exchange rates of the Swiss Franc and Euro against the U.S. dollar continue.

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

Our critical accounting policies are discussed under Item 7 of our 2009 Annual Report. There have been no significant changes to these policies during the nine months ended March 31, 2010.

Results of Operations

The results of our operations for the periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2010	2009	% Change	2010	2009	% Change
Private label contract manufacturing	$16,439	$16,721	(2)	$49,487	$52,441	(6)
Branded products	536	627	(15)	1,698	2,049	(17)

Total net sales	16,975	17,348	(2)	51,185	54,490	(6)
Cost of goods sold	14,040	14,241	(1)	42,625	48,211	(12)

Gross profit	2,935	3,107	(6)	8,560	6,279	36
Gross profit %	17.3%	17.9%		16.7%	11.5%
Selling, general & administrative expenses	2,098	1,724	22	5,580	7,180	(22)

% of net sales	12.4%	9.9%		10.9%	13.2%
Operating income (loss) from continuing operations	837	1,383	(40)	2,980	(901)	431
% of net sales	4.9%	8.0%		5.8%	(1.7)%
Other expense, net	151	129	17	168	562	(70)

Income (loss) from continuing operations before income taxes	686	1,254	(45)	2,812	(1,463)	292
% of net sales	4.0%	7.2%		5.5%	(2.7)%
Income tax benefit	(1,206)	(183)	559	(940)	(3)	31,233

Income (loss) from continuing operations	1,892	1,437	32	3,752	(1,460)	357
Income (loss) from discontinued operations, net of tax	2	(1,941)	100	157	(3,745)	104

Net income (loss)	$1,894	$(504)	476	$3,909	$(5,205)	175

% of net sales	11.2%	(2.9)%		7.6%	(9.6)%

The percentage decrease in contract manufacturing net sales was primarily attributed to the following for the periods ended March 31, 2010:

	Three Months Ended	Nine Months Ended
Mannatech, Incorporated (1)	(11)	2
NSA International, Inc. (2)	7	(3)
Other customers (3)	2	(5)

Total	(2)%	(6)%

1	Net sales to Mannatech, Incorporated decreased during the three months ended March 31, 2010 primarily as a result of lower volumes of established products in existing markets along with a shift in sales mix to lower priced products. The increase in net sales to Mannatech, Incorporated during the nine months ended March 31, 2010 was related to new product introductions and increased sales in various international markets partially offset by lower domestic sales.

2	The increase in net sales to NSA International, Inc. (NSA) for the three months ended March 31, 2010 included an increase in international sales of 77.4% and a decline in domestic sales of 18.2%. The decrease in net sales to NSA International, Inc. for the nine months ended March 31, 2010 included an increase in international sales of 18.6% and a decline in domestic sales of 17.8%. The international sales increases were due to higher demand as a result of new product packaging configurations. The domestic sales declines were due to lower demand by NSA’s consumers, lower average sales prices, and NSA’s inventory management program.

3	The increase in net sales for the three months ended March 31, 2010 was primarily due to sales of new products for new and existing customers. The decrease in net sales for the nine months ended March 31, 2010 to other customers was primarily related to the discontinuance of a customer relationship and timing of shipments during the first nine months of fiscal 2010 as compared to the prior year period offset by sales to new customers and royalty income related to our sub-license agreement for the distribution of Beta-Alanine.

Net sales from our branded products segment decreased 15% from the comparable quarter in fiscal 2009 and 17% from the comparable nine month period last year due primarily to the continuing impact of the cessation of the Dr. Cherry weekly television program in April 2007, which had served as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Gross profit margin decreased 0.6 percentage points from the comparable quarter in fiscal 2009 and increased 5.2 percentage points from the comparable nine month period last year. The change in gross profit margin was primarily due to the following for the periods ended March 31, 2010:

	Three Months Ended	Nine Months Ended
Branded products operations	(0.1)%	(0.4)%
Contract manufacturing:
Shift in sales and material mix	3.0	2.7
(Increased) reduced overhead expenses(1)	(1.4)	0.8
(Increased) reduced direct and indirect labor(2)	(2.1)	1.7
Cost reduction program	0.0	0.4

Total	(0.6)%	5.2%

1	Overhead expenses increased during the three months ended March 31, 2010 primarily due to the disposition of obsolete manufacturing equipment. Overhead expenses decreased during the nine months ended March 31, 2010 as a result of operating expense cost reduction efforts and improved operational efficiencies, partially offset by the disposition of obsolete manufacturing equipment.

2	Direct and indirect labor expenses increased during the three months ended March 31, 2010 primarily due to the increase in sales by our international subsidiary. Direct and indirect labor expenses decreased during the nine months ended March 31, 2010 primarily due to the cost reduction program implemented in the second quarter of fiscal 2009.

Selling, general and administrative expenses from continuing operations increased $374,000, or 21.7%, from the comparable quarter last year due primarily to increased compensation expense. Selling, general and administrative expenses from continuing operations decreased $1.6 million, or 22.3%, from the comparable prior year nine month period primarily due to a reduction in compensation and severance employee costs associated with reduced headcount, decreased outside services expenses and reduced direct-to-consumer operating costs.

Other expense, net increased $22,000 from the comparable quarter last year due primarily to higher foreign currency exchange losses associated with changes in the Euro and the related impact on the translation of Euro denominated cash and receivables partially offset by reduced interest expense. Other expense, net decreased $394,000 from the comparable prior year nine month period due primarily to reduced interest expense and lower foreign currency exchange losses associated with changes in the Euro and the related impact on the translation of Euro denominated cash and receivables.

Our income tax benefit from continuing operations increased $1.0 million, or 559.0%, from the comparable quarter last year primarily due to a tax benefit from a tax loss recognized as a result of the write-off of our tax basis in RHL’s stock during the three months ended March 31, 2010. The net tax benefit from continuing operations for the fiscal quarter ended March 31, 2010 included tax expense from our foreign subsidiary at a statutory tax rate of 20%, a state tax benefit offsetting state tax expense from our U.S.-based income from operations recorded during the first six months of fiscal 2010, and a federal tax benefit equal to the amount of taxable loss that will be carried back to previous tax years.

Our income tax benefit from continuing operations during the nine months ended March 31, 2010 of $940,000 was primarily due to a tax benefit from a tax loss recognized as a result of the write-off of our tax basis in RHL’s stock during the nine months ended March 31, 2010. The net tax benefit from continuing operations for the nine months ended March 31, 2010 included tax expense from our foreign subsidiary at a statutory tax rate of 20% and a federal tax benefit equal to the amount of taxable loss that will be carried back to previous tax years.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $5.3 million for the nine months ended March 31, 2010 compared to net cash provided by operating activities of $784,000 in the comparable period in the prior year.

Income before discontinued operations increased to $3.8 million during the first nine months of fiscal 2010 as compared to a loss before discontinued operations of $1.5 million in the comparable period in the prior fiscal year. At March 31, 2010, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $715,000 in cash during the nine months ended March 31, 2010 compared to providing $656,000 in the comparable period in the prior year. The increase in cash provided by accounts receivable during the nine months ended March 31, 2010 was primarily the result of decreased days sales outstanding as compared to the comparable prior year period. Days sales outstanding was 29 days as of March 31, 2010 compared to 31 days as of March 31, 2009.

Approximately $1.1 million of our operating cash flow was generated by NAIE in the nine months ended March 31, 2010. As of March 31, 2010, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $2.0 million during the nine months ended March 31, 2010 compared to $3.9 million in the comparable period in the prior year. Capital expenditures during the nine months ended March 31, 2010 and March 31, 2009 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities. Additionally, during the nine months ended March 31, 2010, we received $500,000 in proceeds related to the sale of the remaining assets of the legacy RHL business as compared to $2.2 million in proceeds related to the sale of our As We Change business in the comparable quarter last year. We also invested $699,000 in a six month certificate of deposit during the nine months ended March 31, 2009, which was converted to an interest bearing cash account during the nine months ended March 31, 2010.

Our consolidated debt decreased to $496,000 at March 31, 2010 from $1.3 million at June 30, 2009 primarily due to payments on our term loans, including the early pay-off of one of our term loans.

We have a bank credit facility of $8.0 million as of March 31, 2010, comprised of a $7.5 million working capital line of credit and $496,000 in an outstanding term loan. The working capital line of credit has a maturity date of November 1, 2011 and is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of March 31, 2010, the outstanding balance on the term loan consisted of a $496,000, 10 year term loan due May 2014 with a twenty year amortization, secured by our San Marcos building, at an interest rate of LIBOR plus 2.25%. As of March 31, 2010, our monthly payment on the term loan is approximately $3,000 plus interest. As of March 31, 2010 and June 30, 2009, our working capital line of credit balance was zero.

On March 31, 2010, we were in compliance with all of the financial and other covenants required under our credit facility.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.2 million, which is the initial maximum aggregate amount that can be outstanding at any one time under the credit facility. This maximum amount was reduced by CHF 160,000, or approximately $150,000, as of December 31, 2007, and was reduced an additional CHF 160,000, or approximately $150,000, as of December 31, 2008 and December 31, 2009, and will be reduced by an additional CHF 160,000 at the end of each succeeding calendar year. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $470,000. As of March 31, 2010, there was no outstanding balance under the credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $940), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of March 31, 2010, we had $7.8 million in cash and cash equivalents and $3.8 million available under our working capital line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next twelve months.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Effective June 15, 2009, the Company adopted the updated guidance related to subsequent events issued by the Financial Accounting Standards Board (FASB), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The updated guidance initially required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. However, in February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or statements of cash flows.

Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance, however, adoption of the updated guidance did not have an impact on the Company’s consolidated financial condition, results of operations or statements of cash flows.

Other than the pronouncements discussed in our 2009 Annual Report and above, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of March 31, 2010.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 13, 2010, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Employment Agreement dated as of January 30, 2004, by and between NAI and Mark A. LeDoux*	Exhibit 10.6 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

Exhibit Number	Description	Incorporated By Reference To

10.3	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.5	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.6	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.7	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.8	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.9	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.11	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.12	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.13	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.14	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.15	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.16	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.17	Promissory Note made by NAI for the benefit of Wells Fargo Equipment Finance, Inc. in the amount of $3,800,000	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated December 5, 2005, filed with the commission on December 9, 2005

Exhibit Number	Description	Incorporated By Reference To

10.18	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.19	Exclusive License Agreement by and between NAI and Richard Linchitz, M.D. effective as of August 23, 2005	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.20	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.21	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.22	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.23	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.24	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.25	Sublease Contract for facilities in Manno, Switzerland, between NAIE and Vertime SA effective as of April 1, 2007 (portions of the Sublease Contract have been omitted pursuant to a request for confidential treatment) (English translation)	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 14, 2007

10.26	Second Amendment to License Agreement Amending The First Amendment Dated March 17, 2001 to License Agreement Dated April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI dated as of March 26, 2007	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.27	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.28	Fifth Amendment to Credit Agreement dated as of November 1, 2007, and entered into on December 18, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.29	Employment Agreement effective as of February 11, 2008, by and between NAI and Kenneth Wolf*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 11, 2008, filed with the commission on February 14, 2008

10.30	Asset Purchase Agreement by and between RHL and Miles Kimball Company dated August 4, 2008	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated August 4, 2008, filed with the commission on August 8, 2008

Exhibit Number	Description	Incorporated By Reference To

10.31	Sixth Amendment to Credit Agreement dated as of November 1, 2008, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.32	Separation Agreement and General Release of Claims by and between Disposition Company, Inc. (fka Real Health Laboratories, Inc.) and John Dullea effective as of December 26, 2008	Exhibit 10.42 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.33	Separation Agreement and General Release of Claims by and between NAI and Randell Weaver effective as of March 13, 2009	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.34	Agreement to Sublicense by and between NAI and Compound Solutions, Inc. dated as of March 3, 2009	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.35	Separation Agreement and General Release of Claims by and between NAI and Alvin McCurdy effective as of July 9, 2009	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009.

10.36	Seventh Amendment to Credit Agreement dated as of June 1, 2009, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009.

10.37	First Modification to Promissory Note dated as of June 1, 2009, by and between NAI and Wells Fargo Bank, National Association (with Amended and Restated Addendum)	Exhibit 10.39 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009.

10.38	Third Amendment to License Agreement by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI effective as of March 3, 2009	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009.

10.39	Asset Purchase Agreement by and among NAI, Disposition Company, Inc. (fka Real Health Laboratories, Inc.), PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. dated July 29, 2009	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated July 29, 2009, filed with the commission on August 4, 2009

10.40	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.41	First Amendment to Asset Purchase Agreement by and among NAI, Disposition Company, Inc. (fka Real Health Laboratories, Inc.), PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. dated effective as of February 12, 2010	Exhibit 10.42 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010.

10.42	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010.

10.43	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010.

10.44	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010.

10.45	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010.

10.46	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010.

10.47	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010.

Exhibit Number	Description	Incorporated By Reference To

10.48	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010.

10.49	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010.

10.50	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005.	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010.

10.51	Eighth Amendment to Credit Agreement dated as of March 16, 2010, by and between NAI and Wells Fargo Bank, National Association	Filed herewith

10.52	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $7,500,000 (with Addendum)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2010

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer and acting Chief Financial Officer

Mr. LeDoux is the acting principal financial officer of Natural Alternatives International, Inc. while Mr. Wolf, the Chief Financial Officer, is on temporary bereavement leave and has been duly authorized to sign on its behalf.