Form 10-K
period 2010-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2010-09-17
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2009) was approximately $44,433,385 (based on the closing sale price of $7.75 reported by Nasdaq on December 31, 2009). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of September 17, 2010, 7,109,736 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 3, 2010, to be filed on or before October 28, 2010.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	future levels of our revenue concentration risk:

•	development of new products and marketing strategies;

•	the effect of the discontinuance of Dr. Cherry’s television program and our ability to develop a new marketing plan for, and to sustain, our Pathway to Healing® product line;

•	distribution channels, product sales and performance, and timing of product shipments;

•	inventories and the adequacy and intended use of our facilities;

•	current or future customer orders;

•	the impact on our business and results of operations and variations in quarterly net sales from cost reduction programs, seasonal and other factors;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification, acquisition, divestment and consolidation strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	the outcome of regulatory, tax and litigation matters;

•	our ability to operate within the standards set by the Food and Drug Administration’s Good Manufacturing Practices;

•	sources and availability of raw materials;

•	operations outside the United States (U.S.);

•	the adequacy of reserves and allowances;

•	overall industry and market performance;

•	competition and competitive advantages resulting from our quality commitment;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

On January 22, 1999, Natural Alternatives International Europe S.A. (NAIE) was formed as our wholly owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened its manufacturing facility and possesses manufacturing capability in encapsulation, powders, and tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration.

On December 5, 2005, we acquired Real Health Laboratories, Inc. (RHL), which primarily marketed branded nutritional supplements. On August 4, 2008, we sold certain assets related to RHL’s catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2.3 million. On July 31, 2009, we sold substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a purchase price of $500,000. We had the potential to receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers met or exceeded certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. Effective as of February 12, 2010, based on the loss of one or more customers, the results of operation of the RHL business since the closing date of the sale, the anticipated results of operation of the RHL business through July 31, 2010, and the corresponding anticipated reduction in and/or elimination of the conditional earn-out amount, and in an effort to avoid the time and expense associated with the procedures required in connection with the earn-out, including, without limitation, the time and expense associated with the preparation of the required reports and a review of the books and records of PharmaCare US and PharmaCare Australia, we entered into an agreement with PharmaCare to eliminate the potential earn-out compensation. Following the sale of substantially all of the assets of RHL on July 31, 2009, we changed the name of RHL to Disposition Company, Inc. The financial information presented in this report has been reclassified to reflect the legacy RHL business as discontinued operations.

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

•	develop and grow our own line of branded products primarily through direct-to-consumer channels;

•	commercialize our patent estate through contract manufacturing, royalty and sub-license agreements and protect our proprietary rights; and

•	improve operational efficiencies and manage costs and business risks to improve profitability.

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

Following the completion of the sale of substantially all of the assets of RHL, our branded products segment consists primarily of the products sold under our Pathway to Healing® product line. During fiscal 2009, we revamped our website for this product line and increased our direct-to-consumer marketing and advertising efforts. During fiscal 2010, we further increased our marketing and advertising efforts with respect to our Pathway to Healing® product line and continue to evaluate alternative sales growth initiatives to support this branded business.

In the third quarter of fiscal 2009, we took steps to further commercialize our patent estate and entered into a sublicense agreement with Compound Solutions, Inc. (CSI) under which we agreed to grant a sublicense of certain of our patent and trademark rights to customers of CSI who purchase the raw ingredient beta-alanine under the CarnoSyn® trade name from CSI. The sublicense allows CSI’s customers to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent and trademark rights. We receive a fee from CSI that varies based on the amount of net sales of beta-alanine sold by CSI, less CSI’s costs and other agreed upon expenses.

We believe our comprehensive approach to customer service is unique within our industry. We believe this approach, together with our commitment to high quality, innovative products and investment in our continuing branded products, will provide the means to implement our strategies and achieve our goals. There can be no assurance, however, that we will successfully implement any of our business strategies or that we will increase or diversify our sales, develop and grow our branded products segment, successfully commercialize our patent estate or improve our overall financial results.

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

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2010		2009
	$	%	$	%
Private Label Contract Manufacturing	$63,346	96	$71,242	93
Branded Products	2,207	3	2,677	3
Discontinued Operations (legacy RHL business)	323	1	2,913	4

Total Net Sales	$65,876	100	$76,832	100

Research and Development

We are committed to quality research and development. We focus on the development of new science based products and the improvement of existing products. We periodically test and validate our products to help ensure their stability, potency, efficacy and safety. We maintain quality control procedures to verify that our products comply with applicable specifications and standards established by the U. S. Food and Drug Administration (FDA) and other regulatory agencies. We also direct and participate in clinical research studies, often in collaboration with scientists and research institutions, to validate the benefits of a product and provide scientific support for product claims and marketing initiatives. We believe our commitment to research and development, as well as our facilities and strategic alliances with our suppliers and customers, allow us to effectively identify, develop and market high-quality and innovative products.

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

Our research and development expenses for the last two fiscal years ended June 30 were $1.3 million for 2010 and $1.2 million for 2009.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. We conduct identity testing for all raw materials we purchase and, on a predetermined testing protocol basis, we evaluate raw materials to ensure their quality, purity and potency before we use them in our products. We typically buy raw materials in bulk from qualified vendors located both within and outside the United States. During fiscal 2010, Mannatech, Incorporated accounted for 11% of our total raw material purchases. We did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials during fiscal 2010 and we do not anticipate any significant shortages or difficulties in the near term. During early fiscal 2009, however, we experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs. We currently believe petroleum related raw material and product cost pricing pressures have stabilized and will remain relatively constant throughout fiscal 2011.

Major Customers

NSA International, Inc. (NSA) has been our largest customer over the past several years. During the fiscal year ended June 30, 2010, NSA accounted for approximately 52% of our net sales from continuing operations. We have a Manufacturing Agreement with NSA dated April 1, 2005, as amended. Under the terms of our agreement with NSA, we develop, manufacture, produce and package certain nutritional products for NSA based on monthly purchase orders submitted to us by NSA and provide certain consulting services, at such prices as are agreed upon from time to time. The agreement requires that NSA purchase at least 75% of NSA’s monthly domestic requirements for certain of its products from us. The agreement expires on April 1, 2012, and may only be terminated in the event of a default under the agreement by either party. The agreement prohibits us from manufacturing or distributing any products that are substantially similar to the products we manufacture for NSA during the term of the agreement and for a period of three years thereafter.

Our second largest customer was Mannatech, Incorporated (Mannatech), which accounted for approximately 30% of our net sales from continuing operations during fiscal 2010. We have a Manufacturing Agreement with Mannatech and its affiliates dated April 22, 1998, as amended. Under the terms of our agreement with Mannatech, we manufacture, produce and bulk package certain nutritional products for Mannatech based on purchase orders submitted to us by Mannatech, at such prices as are agreed upon from time to time. The agreement automatically extends for successive one year periods unless terminated by either party in the event of a breach of the agreement by the other party or on at least 60 days written notice prior to the expiration of the then current term. We also have a Manufacturing Sales Agreement with Mannatech and its affiliates dated November 19, 2004, under which we have the exclusive right to develop and manufacture certain products for Mannatech to be sold in Germany and Denmark. This agreement automatically extends for successive one year periods unless terminated by either party for cause or in the event of a breach of the agreement by the other party or upon written notice prior to the expiration of the then current term.

Both NSA International, Inc. and Mannatech, Incorporated are private label contract manufacturing customers. No other customer accounted for 10% or more of our net sales during fiscal 2010. We continue to focus on obtaining new private label contract manufacturing customers and growing our remaining branded products to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

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

Our future competitive position for both private label contract manufacturing and branded products will likely depend on, but not be limited to, the following:

•	the continued acceptance of our products by our customers and consumers;

•	our ability to continue to manufacture high quality products at competitive prices;

•	our ability to attract and retain qualified personnel;

•	the effect of any future governmental regulations on our products and business;

•	the results of, and publicity from, product safety and performance studies performed by governments and other research institutions;

•	the continued growth of the global nutrition industry; and

•	our ability to respond to changes within the industry and consumer demand, financially and otherwise.

The nutritional supplement industry is highly competitive and we expect the level of competition to remain high over the near term. We do not believe it is possible to accurately estimate the total number or size of our competitors. The nutritional supplement industry has undergone consolidation in the recent past and we expect that trend to continue in the near term.

Government Regulation

Our business is subject to varying degrees of regulation by a number of government authorities in the U.S., including the FDA, the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Various agencies of the states and localities in which we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business that these and other authorities regulate include, among others:

•	product claims and advertising;

•	product labels;

•	product ingredients; and

•	how we manufacture, package, distribute, import, export, sell and store our products.

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamin and other nutritional supplements in the U.S., while the FTC regulates marketing and advertising claims. In August 2007, a new rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold nutritional supplements to meet certain GMPs to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by the FDA and believe we are currently operating within the FDA mandated GMPs.

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

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act was passed, which further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and to notify the FDA of any serious adverse event report within 15 business days of receiving such report. Events reported to the FDA would not be considered an admission from a company that its product caused or contributed to the reported event. We are committed to meeting or exceeding the provisions of this act.

We are also subject to a variety of other regulations in the U.S., including those relating to bioterrorism, taxes, labor and employment, import and export, the environment and intellectual property.

Our operations outside the U.S. are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the U.S. and may vary from country to country. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. In markets outside the U.S., we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on reformulation of our products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our ability to enter certain markets outside the U.S.

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to corporate, brand and product names. We own 16 trademark registrations, including nine incontestable registrations, in the U.S. and have two trademark applications pending with the U.S. Patent and Trademark Office. Federal registration of a trademark affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent others from using the same or similar marks. However, to the extent a common law user has made prior use of the mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration would be subject to that geographic area.

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

Trade Secrets. We own certain intellectual property, including trade secrets we seek to protect, in part, through confidentiality agreements with employees and other parties. Although we regard our proprietary technology, trade secrets, trademarks and similar intellectual property as critical to our success, we rely on a combination of trade secrets, contract, patent, copyright and trademark law to establish and protect the rights in our products and technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S.

Patents and Patent Licenses. Our business is not significantly dependent on our patents or patent licenses. We currently have exclusive worldwide rights to five U.S. patents, and each patent’s corresponding foreign patents and applications, which include patents and applications in fifteen countries in Europe and Asia. Our rights continue until the expiration of the patents and we are required to make certain royalty payments to the original patent holders. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. We have sold this ingredient to customers for use in a limited market, and in March 2009 entered into an agreement to sublicense with Compound Solutions, Inc. (CSI) under which we agreed to grant a sublicense of certain of our patent rights to customers of CSI who purchase beta-alanine under the CaronSyn® trade name from CSI. The sublicense allows CSI’s customers to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights. We receive a fee from CSI that varies based on the amount of net sales of beta-alanine sold by CSI less CSI’s costs and other agreed upon expenses. Four of the patents expire in August 2017 and one patent expires in July 2026. Other patent applications, including those directed to controlled release formulations of beta-alanine and methods of treating certain muscle disorders and for improvement of muscle function using beta-alanine, are pending in the U.S. and in foreign jurisdictions. These patent applications have been assigned to NAI.

Other Intellectual Property. We have license agreements with Dr. Cherry and his ministries pursuant to which we have the right to use the names, likenesses, styles, personas and certain other intellectual property and attributes of Dr. Cherry to market and distribute nutritional and dietary supplements and related products and materials, including the Pathway to Healing® product line. The license agreements require the payment of certain royalties based on net sales. The licenses are in effect until December 31, 2011, and automatically extend for successive one (1) year periods unless terminated by either party at least 120 days before the expiration of the then current term.

Employees

As of June 30, 2010, from continuing operations we employed 136 full-time employees in the U.S., two of whom held executive management positions. Of the remaining full-time employees, 24 were employed in research, laboratory and quality control, six in sales and marketing, and 104 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2010, we had 2 temporary personnel.

As of June 30, 2010, NAIE employed an additional 26 full-time employees. Most of these positions were in the areas of manufacturing and manufacturing support.

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

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia. The primary market outside the U.S. is Europe. Our branded products are only sold in the U.S.

For additional financial information, including financial information about our business segment and geographic areas, please see the consolidated financial statements and accompanying notes to the consolidated financial statements included under Item 8 of this report.

Our activities in markets outside the U.S. are subject to political, economic and other risks in the countries in which our products are sold and in which we operate. For more information about these and other risks, please see Item 1A in this report.

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

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2010, sales to one customer, NSA International, Inc., were approximately 52% of our total net sales from continuing operations. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 30% of our net sales from continuing operations during fiscal 2010. The loss of one of these customers or other major customers, a significant decrease in sales or the growth rate of sales to these customers, or a significant change in their business or personnel, would materially affect our financial condition and results of operations. Furthermore, the timing of our customers’ orders is impacted by, among others, their marketing programs, supply chain management, entry into new markets and new product introductions, all of which are outside of our control. All of these attributes have had and will have a significant impact on our business.

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

Our net sales from continuing operations declined during fiscal 2010 as compared to fiscal 2009 and there can be no assurance that our net sales will improve in the near term, or that we will earn a profit in any given year. We have experienced net losses in the past, including fiscal years 2009 and 2008, and may incur losses in the future. Our operating results will fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We currently anticipate generating positive net income during the first quarter of fiscal 2011, although there is no assurance we will be able to do so. Fluctuations in our operating results may adversely affect the share price of our common stock.

A significant or prolonged economic downturn, such as the one the global economy has recently experienced, could have, and recently has had, a material adverse effect on our results of operations.

Our results of operations are affected by the level of business activity of our customers and sublicensees, which in turn is affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private label contract manufacturing customers, as well as our branded products. During fiscal 2010, the decline in economic conditions in the U.S. and the various foreign markets in which our customers operate negatively impacted our customers’ businesses and our operations. A continued or further decline in consumer demand and the level of business activity of our customers due to economic conditions could have a material adverse effect on our revenues and profit margins.

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

Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. Additionally, there can be no assurance that our existing line of credit will be sufficient to meet our working capital needs. Furthermore, if we fail to maintain certain loan covenants we may no longer have access to the credit line. During fiscal 2009, we failed to meet certain of our loan covenants under our credit facility. While in each case our lender agreed to waive its default rights resulting from these covenant violations, there is no guarantee that the lender will continue to do so if we do not meet future covenant requirements. The credit line terminates in November 2011.

At any given time it may be difficult for companies to raise capital due to a variety of factors, some of which may be outside a company’s control, including a tightening of credit markets, overall poor performance of stock markets, and/or an economic slowdown in the U.S. or other countries. Thus, there is no assurance we would be able to raise additional capital if needed. To the extent we do raise additional capital the ownership position of existing stockholders could be diluted. Similarly, there can be no assurance that additional financing will be available if needed or that it will be available on favorable terms. Under the terms of our credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender.

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

We buy our raw materials from a limited number of suppliers. During fiscal 2010, approximately 25% of our total raw material purchases were from two suppliers. The loss of any of our major suppliers or of a supplier that provides any hard to obtain materials could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

We rely solely on one supplier to process certain raw materials that we use in the product line of our largest customer. The loss of or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. During early fiscal 2009, we experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs. We currently believe petroleum related raw material and product cost pricing pressures have stabilized and will remain relatively constant throughout fiscal 2011, although there is no assurance this will occur. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations or financial condition.

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

In addition, under our sublicense agreement with CSI, we grant certain rights to customers of CSI who purchase the raw ingredient beta-alanine under the CarnoSyn® trade name from CSI and we receive a sublicense fee from CSI based on, among others, the amount of net sales of beta-alanine sold by CSI. CSI’s ability to provide such raw ingredient to its customers could be negatively impacted by shortages, interruptions and similar risks described above, which could in turn adversely affect the amount of fees we receive from CSI.

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

If we or our private label contract manufacturing customers expand into additional markets outside the United States or our or their sales in markets outside the U.S. increase, our business would become increasingly subject to political, economic, regulatory and other risks in those markets, which could adversely affect our business.

Our future growth may depend, in part, on our ability and the ability of our private label contract manufacturing customers to expand into additional markets outside the U.S. or to improve sales in markets outside the U.S. There can be no assurance that we or our customers will be able to expand in existing markets outside the U.S., enter new markets on a timely basis, or that new markets outside the U.S. will be profitable. There are significant regulatory and legal barriers in markets outside the U.S. that must be overcome. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Our sales and operations outside the U.S. are subject to political, economic and social uncertainties including, among others:

•	changes and limits in import and export controls;

•	increases in custom duties and tariffs;

•	changes in government regulations and laws;

•	coordination of geographically separated locations;

•	absence in some jurisdictions of effective laws to protect our intellectual property rights;

•	changes in currency exchange rates;

•	economic and political instability; and

•	currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the U.S.

Any changes related to these and other factors could adversely affect our business, profitability and growth prospects. If we or our customers expand into additional markets outside the U.S. or improve sales in markets outside the U.S., these and other risks associated with operations outside the U.S. are likely to increase.

Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets and could increase our costs.

The manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the U.S. and in other countries. Failure to comply with governmental regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by a governmental agency could materially adversely affect our ability to successfully market our products. In addition, if the governmental agency has reason to believe the law is being violated (for example, if it believes we do not possess adequate substantiation for product claims), it can initiate an enforcement action. Governmental agency enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by the governmental agency could materially adversely affect our ability and our customers’ ability to successfully market those products.

In markets outside the U.S., before commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. Furthermore, the regulations of these countries may conflict with those in the U.S. and with each other. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. The cost of complying with these various and potentially conflicting regulations can be substantial and can adversely affect our results of operations.

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

During fiscal 2009, we outsourced our branded products fulfillment and call center activities. The operation of the third party service provider’s facilities is subject to the interruption and similar risks described above for our facilities and there can be no assurance that these interruptions or any other operational problem at such third party’s facilities would not have a material adverse effect on our business, financial condition and results of operations.

We may be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others.

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents and similar intellectual property. There can be no assurance that we will be able to protect our intellectual property adequately. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. This litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operation and financial condition. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 19% of our outstanding shares of common stock as of June 30, 2010, including approximately 18% of our outstanding shares of common stock beneficially owned by Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, and his family and affiliates. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

From time to time our shares may be listed for trading on one or more foreign exchanges, with or without our prior knowledge or consent. Certain foreign exchanges may have less stringent listing requirements, rules and enforcement procedures than the Nasdaq Global Market or other markets in the U.S., which may increase the potential for manipulative trading practices to occur. These practices, or the perception by investors that such practices could occur, may increase the volatility of our stock price or result in a decline in our stock price, which in some cases could be significant.

ITEM 2.	PROPERTIES

This table summarizes our facilities as of June 30, 2010. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

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

As of September 17, 2010, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low closing prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2010 and 2009:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$7.85	$6.42	$8.00	$7.00
Second Quarter	$7.90	$7.05	$7.55	$5.70
Third Quarter	$8.45	$7.47	$6.19	$5.78
Fourth Quarter	$8.05	$6.09	$6.75	$5.84

Holders

As of September 16, 2010, there were approximately 308 stockholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to help provide funds for future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2010, we did not sell any unregistered securities.

Repurchases

During the fourth quarter of the fiscal year ended June 30, 2010, we did not repurchase any shares of our common stock, nor were any repurchases made on our behalf.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2010 and 2009 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 7 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 7 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets and new product introductions, as well as general industry and economic conditions.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, developing and growing our own line of branded products and commercializing our patent estate through contract manufacturing, royalty and sub-license agreements.

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

On July 31, 2009, we sold substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a cash purchase price of $500,000. We had the potential to receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers met or exceeded certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. Effective as of February 12, 2010, based on the loss of one or more customers, the results of operation of the RHL business since the closing date of the sale, the anticipated results of operation of the RHL business through July 31, 2010, and the corresponding anticipated reduction in and/or elimination of the conditional earn-out amount, and in an effort to avoid the time and expense associated with the procedures required in connection with the earn-out, including, without limitation, the time and expense associated with the preparation of the required reports and a review of the books and records of PharmaCare US and PharmaCare Australia, we entered into an agreement with PharmaCare to eliminate the potential earn-out compensation. We recorded a loss of $6,000 as a result of this sale. The financial information presented in this report has been reclassified to reflect the legacy RHL business as discontinued operations.

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

During fiscal 2010, our net sales from continuing operations were 11.3% lower than in fiscal 2009. Private label contract manufacturing sales declined 11.1% due primarily to lower volumes of existing products in existing markets sold to our two largest customers and the discontinuance of a relationship with one of our smaller customers. This decline was partially offset by increased sales to other existing customers and income related to our sub-license agreement for the distribution of beta-alanine. Net sales from our branded products declined 17.6% in fiscal 2010 as compared to fiscal 2009 due to the continued softening of sales of our Pathway to Healing® product line.

Revenue concentration to our two largest private label contract manufacturing customers as a percentage of our total sales from continuing operations increased to 82% in fiscal 2010 from 79% for fiscal 2009. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease marginally during fiscal 2011 with the anticipated addition of new customer sales.

During fiscal 2009, we invested substantial time and incurred substantial costs associated with hiring and training new quality assurance and other manufacturing support personnel, increased testing activity, and documentation and validation processes related to our GMPs compliance programs. These additional expenses negatively impacted our operating income from continuing operations during fiscal 2009. Although the cost of GMP compliance is significant, we believe the majority of our implementation investment costs have been incurred. Going forward, our commitment to quality and our steadfast support of the FDA mandated GMPs makes us well positioned to operate within the higher standards of the FDA’s GMPs and we believe differentiates us from our competitors.

During fiscal 2009, the continued decline in economic conditions in the U.S. and the various foreign markets we service negatively impacted our customers’ businesses and our operations. As a result, during the second quarter of fiscal 2009 we implemented a cost reduction program that resulted in the elimination of certain personnel and business activities. This program resulted in a charge to our continuing operations of $558,000 during the second quarter of fiscal 2009. During the second half of fiscal 2009, our cost reduction program resulted in a savings of $3.0 million compared to the cost structure in the comparable prior year period. This cost reduction program reduced our operating overhead costs during fiscal 2010 by approximately $2.9 million as compared to fiscal 2009.

Following the completion of the sale of substantially all of the assets of RHL, our branded products segment consists primarily of the products sold under our Pathway to Healing® product line. Beginning in April 2007, Dr. Cherry ceased airing his weekly television program, which had served as the primary customer acquisition vehicle in marketing the Pathway to Healing® product line. While sales of the product line have been primarily generated by continuity orders from long-standing repeat customers, the loss of the television program has had a negative impact on our ability to acquire new customers and retain existing customers. During fiscal 2009, we revamped our Dr. Cherry website and increased our direct-to-consumer marketing and advertising efforts. These activities helped reduce the decline in our Dr. Cherry sales volumes during fiscal 2009 and 2010.

During the remainder of fiscal 2011, we plan to continue to focus on:

•

Leveraging our state of the art, certified facilities to increase the value of the goods and services we provide to our highly valued private label contract manufacturing customers, and assist us in developing relationships with additional quality oriented customers;

•	Implementing focused initiatives to grow our Pathway to Healing® product line;

•	Commercializing our patent estate through contract manufacturing, royalties and sublicense agreements and protecting our proprietary rights; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 8 in this report have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Our significant accounting policies are described in the notes to our consolidated financial statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Our critical accounting policies include those listed below.

Revenue Recognition

To recognize revenue, four basic criteria must be met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

We record reductions to gross revenue for estimated returns of private label contract manufacturing products and branded products. The estimated returns are based on the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and branded product returns. However, the estimate for product returns does not reflect the impact of a potential large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.

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

We currently have rights to certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. We have sold this ingredient to a customer for use in a limited market, and in March 2009 entered into an agreement to sublicense with CSI under which we agreed to grant a sublicense of certain of our patent rights to customers of CSI who purchase beta-alanine from CSI. We receive a fee from CSI that varies based on the amount of net sales of beta-alanine sold by CSI less CSI’s costs and other agreed upon expenses. We recorded royalty income as a component of revenue in the amount of $958,000 in fiscal 2010 and $515,000 in fiscal 2009. These royalty income amounts are offset by royalty expense paid to the original patent holders. We recognized royalty expense as a component of cost of goods sold in the amount of $187,000 in fiscal 2010 and $107,000 in fiscal 2009.

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

Accounting for Income Taxes

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2010 and June 30, 2009, we had not recorded any tax liabilities for uncertain tax positions.

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

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that it is more likely than not that we will not realize all or part of our deferred tax assets in the future, we will record an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we determine we will realize a deferred tax asset, which currently has a valuation allowance, we will reverse the valuation allowance, which would be reflected as an income tax benefit.

During fiscal 2009, we recorded a valuation allowance against deferred income tax assets of $1.8 million, representing the amount of our deferred income tax assets in excess of our deferred income tax liabilities. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we realized related to our U.S.-based operations for the three year period ended June 30, 2009, that realization of the net deferred income tax asset was more likely than not. The valuation allowance recorded during fiscal 2009 primarily related to fiscal 2009 net operating loss carry forwards and changes in other deferred tax items recognized during fiscal 2009.

During fiscal 2010, we recorded U.S.-based federal tax benefit of $2.6 million on U.S.-based income from continuing operations before income taxes, which was partially offset by a deferred tax asset valuation adjustment of $1.5 million resulting in a net federal tax benefit of $1.1 million. The federal tax benefit included a tax benefit of $3.2 million that was recorded as a result of the write-off of our tax basis in RHL’s stock which we determined had become worthless during the third quarter of fiscal 2010. This tax benefit was recognized based on our intent to carry back our current year tax loss in accordance with the Worker, Homeownership, and Business Assistance Act of 2009 signed by the President on November 6, 2009, which increases the allowable carry back period to five years (previously limited to a two-year carry back). In addition, during fiscal 2010, we recorded a state tax benefit of $476,000 on U.S.-based income from continuing operations before income taxes, which was offset by a deferred tax asset valuation adjustment of $482,000 resulting in net state tax expense of $6,000. The state tax benefit included a tax benefit of $545,000 that was recorded as a result of the write-off of our tax basis in RHL’s stock.

As of June 30, 2010 we had a $3.5 million gross deferred tax asset offset by a deferred tax liability of $163,000 and a valuation allowance of $3.3 million resulting in a net deferred tax asset of $0. This valuation allowance did not have any affect on the tax expense and related liability recorded for operating income recognized by NAIE during fiscal 2010.

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

Derivative Financial Instruments

We may use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts and currency options. To the extent we use derivative financial instruments, we account for them using the deferral method, when such instruments are intended to hedge identifiable, firm foreign currency commitments or anticipated transactions and are designated as, and effective as, hedges. Foreign exchange exposures arising from certain transactions that do not meet the criteria for the deferral method are marked-to-market.

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2010, we did not have any derivative financial instruments.

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

Impairment of Assets

Our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets and certain identifiable intangibles when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. During fiscal 2010, we recorded an impairment loss of $325,000 related to manufacturing equipment that was determined to be obsolete. Due to the sale of substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business on July 31, 2009, we are no longer carrying any intangible assets.

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

We are required to assess goodwill impairment annually. Goodwill is tested for impairment at the reporting unit level on an annual basis or more frequently if we believe indicators of impairment exist. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We have selected April 1 as the annual date to test for impairment.

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

We performed an analysis that compared the fair value of RHL’s net assets as indicated by the third party purchase price valuations noted above to the current carrying amounts to determine if an impairment of value was evident. As a result of this analysis, we determined that as of the related measurement date the book value of RHL’s net assets exceeded the fair value by approximately $1.8 million and recorded an impairment charge for this amount to discontinued operations during the third quarter of fiscal 2009. Based on the required analysis performed as of the annual test date, no additional impairment losses were recorded in the fourth quarter of fiscal 2009. With the sale of substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business on July 31, 2009, we are no longer carrying any goodwill.

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

	Fiscal Year Ended
	June 30, 2010		June 30, 2009		Increase (Decrease)
Private label contract manufacturing	$63,346	97%	$71,242	96%	$(7,896)	(11)%
Branded products	2,207	3%	2,677	4%	(470)	(18)%

Total net sales	65,553	100%	73,919	100%	(8,366)	(11)%
Cost of goods sold	54,702	83%	64,514	87%	(9,812)	(15)%

Gross profit	10,851	17%	9,405	13%	1,446	15%
Selling, general & administrative expenses	7,579	12%	9,008	12%	(1,429)	(16)%

Operating income from continuing operations	3,272	5%	397	1%	2,875	724%
Other expenses, net	245	0%	524	1%	(279)	(53)%

Income (loss) from continuing operations before income taxes	3,027	5%	(127)	0%	3,154	2,484%
Income tax (benefit) expense	(943)	(1)%	93	0%	(1,036)	(1,114)%

Income (loss) from continuing operations	3,970	6%	(220)	(0)%	4,190	1,905%
Income (loss) from discontinued operations, net of tax	157	0%	(3,860)	(5)%	4,017	104%

Net income (loss)	$4,127	6%	$(4,080)	(6)%	$8,207	201%

Fiscal 2010 Compared to Fiscal 2009

The percentage decrease in private label contract manufacturing net sales was primarily attributed to the following:

	Percentage Change
NSA International, Inc. (NSA)	(4	)(1)
Mannatech, Incorporated	(3	)(2)
Other customers	(4	)(3)

Total	(11)

[1]

The decrease in net sales to NSA International, Inc. for fiscal 2010 included an increase in international sales of 13.6% and a decline in domestic sales of 18.3%. The international sales increase was due primarily to higher demand as a result of new product packaging configurations. The domestic sales decline was due to lower demand by NSA’s consumers, lower average sales prices, and NSA’s inventory management program.

[2]

Net sales to Mannatech, Incorporated decreased in fiscal 2010 primarily as a result of lower volumes of established products in existing markets along with a shift in sales mix to lower priced products.

[3]

The decrease in net sales for fiscal 2010 to other customers was primarily related to the discontinuance of a customer relationship offset by sales to new customers and royalty income related to our sublicense agreement for the distribution of beta-alanine.

Net sales from our continuing branded products segment decreased 17.6% during fiscal 2010 due primarily to the continued softening of sales of the Pathway to Healing® product line following the cessation of Dr. Cherry’s weekly television program in April 2007, which had served as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Gross profit margin from continuing operations increased 3.9 percentage points primarily due to the following:

Percentage Change
Shift in sales mix	3.5
Changes in overhead expenses	0.2
Incremental direct and indirect labor	0.2
Branded products operations	(0.3)
Cost reduction program (severance)	0.3

Total	3.9

Private label contract manufacturing gross profit margin increased 4.5 percentage points to 15.7% in fiscal 2010 compared to 11.2% in fiscal 2009. The increase in gross profit as a percentage of sales was primarily due to lower labor and overhead expenses, reduced raw material and inventory obsolescence costs, and a shift in sales mix towards higher margin products as compared to the prior year along with favorable currency exchange rates associated with our international sales.

Branded products gross profit margin decreased 13.1 percentage points to 40.6% in fiscal 2010 from 53.8% in fiscal 2009 due primarily to increased material costs as a percentage of sales.

Selling, general and administrative expenses from continuing operations decreased $1.4 million, or 15.9% during fiscal 2010. The decrease from the comparable fiscal year was attributed to a reduction in selling, general and administrative expenses primarily from our branded products business totaling $559,000 associated with our operational consolidation, and a $870,000 decrease in operating costs from our domestic contract manufacturing operation as a result of our cost reduction programs implemented during the second half of fiscal 2009.

Other expense, net decreased $279,000 primarily due to a $157,000 reduction in foreign currency exchange losses related to the strengthening of the Euro and the corresponding impact on the translation of Euro denominated cash and receivables, a $101,000 reduction in interest expense due to lower borrowings and interest rates during fiscal 2010, and $21,000 in other income amounts.

Our income tax benefit from continuing operations during fiscal 2010 of $943,000 was primarily due to a tax benefit from a tax loss recognized as a result of the write-off of our tax basis in RHL’s stock during fiscal 2010. The net tax benefit from continuing operations for fiscal 2010 included tax expense from NAIE and a $1.1 million federal tax benefit equal to the amount of taxable loss that will be carried back to previous tax years.

Net Income (Loss) from Discontinued Operations

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

On July 31, 2009, we sold substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a cash purchase price of $500,000. We had the potential to receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers met or exceeded certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. Effective as of February 12, 2010, based on the loss of one or more customers, the results of operation of the RHL business since the closing date of the sale, the anticipated results of operation of the RHL business through July 31, 2010, and the corresponding anticipated reduction in and/or elimination of the conditional earn-out amount, and in an effort to avoid the time and expense associated with the procedures required in connection with the earn-out, including, without limitation, the time and expense associated with the preparation of the required reports and a review of the books and records of PharmaCare US and PharmaCare Australia, we entered into an agreement with PharmaCare to eliminate the potential earn-out compensation. We recorded a loss of $6,000 as a result of this sale. The financial information presented in this report has been reclassified to reflect the legacy RHL business as discontinued operations.

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

For fiscal 2010, net income from discontinued operations was $157,000, or $0.02 per diluted share. For fiscal 2009, net loss from discontinued operations was $3.9 million or $0.55 per basic share and included a $1.8 million impairment charge.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $7.1 million in fiscal 2010 compared to net cash provided by operating activities of $4.9 million in fiscal 2009.

Income before discontinued operations increased to $4.0 million during fiscal 2010 as compared to a loss before discontinued operations of $220,000 in the prior fiscal year. At June 30, 2010, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $1.1 million in cash during fiscal 2010 compared to providing $706,000 in fiscal 2009. The increase in cash provided by accounts receivable during fiscal 2010 was primarily due to the timing of shipments and collection of receivables combined with decreased days sales outstanding as compared to fiscal 2009. Days sales outstanding was 29 days during fiscal 2010, as compared to 30 days for fiscal 2009.

At June 30, 2010, changes in inventory provided $2.0 million in cash during fiscal 2010 compared to $4.8 million of cash provided in fiscal 2009. The decrease in inventory in fiscal 2010 was primarily related to declining sales demand and management’s continued efforts to reduce our working capital investment in inventory.

Approximately $1.6 million of our operating cash flow was generated by NAIE in fiscal 2010. As of June 30, 2010, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash used in investing activities in fiscal 2010 was $1.3 million compared to $3.0 million in fiscal 2009. Capital expenditures were $2.5 million during fiscal 2010 compared to $4.5 million in fiscal 2009. Capital expenditures during fiscal 2010 and fiscal 2009 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities. Additionally, during fiscal 2010, we received $500,000 in proceeds related to the sale of the remaining assets of the legacy RHL business as compared to $2.2 million in proceeds related to the sale of our As We Change business in fiscal 2009. We also invested $699,000 in a six month certificate of deposit during fiscal 2009 that was converted to an interest bearing cash account during fiscal 2010.

At June 30, 2010, we had no consolidated debt due to the early pay-off of our two remaining term loans, compared to consolidated debt of $1.3 million at June 30, 2009.

We have a $7.5 million working capital line of credit as of June 30, 2010. The working capital line of credit has a maturity date of November 1, 2011, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of June 30, 2010 and 2009, we did not have any amounts outstanding on our working capital line of credit.

On June 30, 2010, we were in compliance with all of the financial and other covenants required under our credit facility.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility, as amended, to provide it with a credit line of up to CHF 1.3 million, or approximately $1.2 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $147,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $461,000. As of June 30, 2010, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $922), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of June 30, 2010, we had $8.5 million in cash and cash equivalents and $3.9 million available under our working capital line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During early fiscal 2009, we experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs. We currently believe petroleum related raw material and product cost pricing pressures have stabilized and will remain relatively constant throughout fiscal 2011, although there is no assurance this will occur. We do not believe current inflation rates will have a material impact on our future operations or profitability.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included under Note A in the notes to our consolidated financial statements included under Item 8 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

September 17, 2010

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$8,547	$3,995
Certificate of deposit	—	699
Accounts receivable - less allowance for doubtful accounts of $26 at June 30, 2010 and $27 at June 30, 2009	4,632	5,685
Inventories, net	7,310	9,320
Income tax receivable	1,142	2
Prepaids and other current assets	1,354	1,259
Assets of discontinued operations	—	1,187

Total current assets	22,985	22,147

Property and equipment, net	12,968	14,133
Long-term pension asset	36	—
Other noncurrent assets, net	159	159

Total assets	$36,148	$36,439

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,049	$4,327
Accrued liabilities	850	1,001
Accrued compensation and employee benefits	1,366	1,164
Income taxes payable	289	490
Current portion of long-term debt	—	669
Liabilities of discontinued operations	78	599

Total current liabilities	4,632	8,250
Long-term debt, less current portion	—	598
Deferred rent	906	1,054
Long-term pension liability	—	505

Total liabilities	5,538	10,407

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2010 and June 30, 2009, issued and outstanding 7,290,677 at June 30, 2010 and 7,249,734 at June 30, 2009	72	71
Additional paid-in capital	19,199	18,899
Accumulated other comprehensive loss	(415)	(565)
Retained earnings	12,853	8,726
Treasury stock, at cost, 180,941 shares at June 30, 2010 and June 30, 2009	(1,099)	(1,099)

Total stockholders’ equity	30,610	26,032

Total liabilities and stockholders’ equity	$36,148	$36,439

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income (Loss)

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2010	2009
Net sales	$65,553	$73,919
Cost of goods sold	54,702	64,514

Gross profit	10,851	9,405
Selling, general & administrative expenses	7,579	9,008

Operating income from continuing operations	3,272	397
Other expense:
Interest income	15	14
Interest expense	(109)	(210)
Foreign exchange loss	(203)	(360)
Other, net	52	32

	(245)	(524)

Income (loss) from continuing operations before income taxes	3,027	(127)
(Benefit) provision for income taxes	(943)	93

Income (loss) from continuing operations	3,970	(220)
Income (loss) from discontinued operations, net of tax	157	(3,860)

Net income (loss)	$4,127	$(4,080)

Change in minimum pension liability, net of tax	150	(304)

Comprehensive income (loss)	$4,277	$(4,384)

Net income (loss) per common share:
Basic:
Continuing operations	$0.56	$(0.03)
Discontinued operations	0.02	(0.55)

Net income (loss)	$0.58	$(0.58)

Diluted:
Continuing operations	$0.56	$(0.03)
Discontinued operations	0.02	(0.55)

Net income (loss)	$0.58	$(0.58)

Weighted average common shares outstanding:
Basic	7,080,516	7,055,952
Diluted	7,108,661	7,055,952

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, June 30, 2008	7,210,937	$71	$18,485	$12,806	$(1,099)	$(261)	$30,002

Issuance of common stock for employee stock purchase plan and stock option exercises	38,797	—	—	—	—	—	—
Compensation expense related to stock options and employee stock purchase plan	—	—	325	—	—	—	325
Tax benefit from exercise of stock options	—	—	89	—	—	—	89
Change in minimum pension liability, net of tax	—	—	—	—	—	(304)	(304)
Net loss	—	—	—	(4,080)	—	—	(4,080)

Balance, June 30, 2009	7,249,734	71	18,899	8,726	(1,099)	(565)	26,032

Issuance of common stock for employee stock purchase plan and stock option exercises	40,943	1	49	—	—	—	50
Compensation expense related to stock options and employee stock purchase plan	—	—	251	—	—	—	251
Change in minimum pension liability, net of tax	—	—	—	—	—	150	150
Net income	—	—	—	4,127	—	—	4,127

Balance, June 30, 2010	7,290,677	$72	$19,199	$12,853	$(1,099)	$(415)	$30,610

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(in thousands)

	2010	2009
Cash flows from operating activities
Income (loss) before discontinued operations	$3,970	$(220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	(1)	10
Depreciation and amortization	3,346	3,143
Non-cash equipment impairment charge	325	—
Tax benefit from exercise of stock options	—	(89)
Deferred income taxes	—	(61)
Non-cash compensation	251	325
Pension expense	59	3
Loss on disposal of assets	12	39
Changes in operating assets and liabilities:
Accounts receivable	1,054	706
Inventories	2,010	4,815
Other assets	(95)	(35)
Accounts payable and accrued liabilities	(2,577)	(3,075)
Income taxes payable	(1,341)	1,522
Accrued compensation and employee benefits	202	(168)
Contribution to pension plan	(450)	—

Net cash provided by operating activities from continuing operations	6,765	6,915
Net cash provided (used) by operating activities from discontinued operations	323	(2,028)

Net cash provided by operating activities	7,088	4,887

Cash flows from investing activities
Capital expenditures	(2,533)	(4,530)
Proceeds from sale of property & equipment	15	38
Sale (redemption) of certificate of deposit	699	(699)

Net cash used in investing activities from continuing operations	(1,819)	(5,191)
Net cash provided by investing activities from discontinued operations, including proceeds from asset sales	500	2,155

Net cash used in investing activities	(1,319)	(3,036)

Cash flows from financing activities
Payments on long-term debt	(1,267)	(1,463)
Issuance of common stock	50	—
Tax benefit from exercise of stock options	—	89

Net cash used in financing activities	(1,217)	(1,374)

Net increase in cash and cash equivalents	4,552	477
Cash and cash equivalents at beginning of year	3,995	3,518

Cash and cash equivalents at end of year	$8,547	$3,995

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$411	$109
Interest	$119	$267
Disclosure of non-cash activities:
Change in minimum pension liability, net of tax	$(150)	$304

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Summary of Significant Accounting Policies

Organization

We provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also develop, manufacture and market our own branded products.

Subsidiaries

On January 22, 1999, Natural Alternatives International Europe S.A. (NAIE) was formed as our wholly owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened its manufacturing facility and possesses manufacturing capability in encapsulation, powders, tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration.

On December 5, 2005, we acquired Real Health Laboratories, Inc. (RHL), which primarily marketed branded nutritional supplements. RHL’s operations included in-house creative, supply chain management and call center and fulfillment activities. During the fourth quarter of fiscal 2008, we undertook a careful review of our branded products portfolio and operations. As a result of this review, we decided to narrow our branded products focus and portfolio. On August 4, 2008, we sold certain assets related to RHL’s catalog and internet business conducted under the name “As We Change®” and on July 31, 2009, we sold substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business. As a result, the current and prior periods presented in this report have been reclassified to reflect the originally acquired RHL operations as discontinued operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Natural Alternatives International, Inc. (NAI) and our wholly owned subsidiary, NAIE. All significant intercompany accounts and transactions have been eliminated. The functional currency of NAIE, our foreign subsidiary, is the U.S. dollar. The financial statements of NAIE have been translated at either current or historical exchange rates, as appropriate, with gains and losses included in the consolidated statements of operations.

Recent Accounting Pronouncements

During the first quarter of 2010, the Company adopted the Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB). The ASC has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.

Effective June 15, 2009, the Company adopted the updated guidance related to subsequent events issued by the FASB, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The updated guidance initially required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. However, in February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or statements of cash flows.

In January 2010, the FASB issued a new accounting standard which amends guidance on fair value measurements and disclosures. The new guidance requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. This standard is effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. The Company adopted the relevant provisions of this guidance, and the adoption did not have a material impact on the Company’s financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

Our financial statements include the following financial instruments: cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at June 30, 2010 and June 30, 2009. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

The fair value hierarchy is broken down into three levels based on the source of inputs. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. We classify cash, cash equivalents, and marketable securities balances as Level 1 assets. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated, either directly or indirectly by observable market data. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. As of June 30, 2010 and June 30, 2009, we did not have any financial assets or liabilities classified as Level 2 or 3.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2010, we recorded an impairment loss of $325,000 included in cost of goods sold related to manufacturing equipment that was determined to be obsolete.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Goodwill and other intangible assets with indefinite useful lives resulting from acquisitions are not amortized. We did not have any goodwill or other intangibles as of June 30, 2010.

Derivative Financial Instruments

We may use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts and currency options. To the extent we use derivative financial instruments, we account for them using the deferral method when such instruments are intended to hedge identifiable, firm foreign currency commitments or anticipated transactions and are designated as, and effective as, hedges. Foreign exchange exposures arising from certain transactions that do not meet the criteria for the deferral method are marked-to-market.

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2010, we did not have any derivative financial instruments.

Revenue Recognition

To recognize revenue four basic criteria must be met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

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

We currently have rights to certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. We have sold this ingredient to a customer for use in a limited market, and in March 2009 entered into an agreement to sublicense with CSI under which we agreed to grant a sublicense of certain of our patent rights to customers of CSI who purchase beta-alanine from CSI. We receive a fee from CSI that varies based on the amount of net sales of beta-alanine sold by CSI less CSI’s costs and other agreed upon expenses. We recorded royalty income as a component of revenue in the amount of $958,000 in fiscal 2010 and $515,000 in fiscal 2009. These royalty income amounts are offset by royalty expense paid to the original patent holders. We recognized royalty expense as a component of cost of goods sold in the amount of $187,000 in fiscal 2010 and $107,000 in fiscal 2009.

Cost of Goods Sold

Cost of goods sold includes raw material, labor, manufacturing overhead, and royalty expense.

Shipping and Handling Costs

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $1.3 million for 2010 and $1.2 million for 2009. These costs are included in selling, general and administrative expenses.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in continuing operations in the amount of $65,000 during the fiscal year ended June 30, 2010 and $118,000 during fiscal 2009. These costs were included in selling, general and administrative expenses in the accompanying statements of operations.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2010 and June 30, 2009, we had not recorded any tax liabilities for uncertain tax positions.

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2006 and forward are subject to examination by the U.S. and state tax authorities and our tax years for the fiscal year ended June 30, 2007 and forward are subject to examination by the Switzerland tax authorities.

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

Stock-Based Compensation

We have a new omnibus incentive plan that was approved by our Board of Directors effective as of October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. As of June 30, 2010, no awards had been granted under the plan. Our prior equity incentive plan was terminated effective as of November 30, 2009. We also had an employee stock purchase plan that was terminated effective as of June 30, 2009.

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

The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan reported below has been estimated at the date of grant or beginning of the offering period, as applicable, with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	Fiscal Years Ended June 30,			Fiscal Years Ended June 30,
	2010		2009	2010		2009
Expected life (years)	(a	)	4.0	(a	)	0.5
Risk-free interest rate	(a	)	2.53 – 3.45%	(a	)	0.28 – 3.32%
Volatility	(a	)	34%	(a	)	33%
Dividend yield	(a	)	0%	(a	)	0%

(a)	No options granted during fiscal 2010.

The weighted average fair value of options granted during fiscal 2009 was $1.80. We did not issue any options during fiscal 2010. The weighted average fair value of shares issued in connection with our employee stock purchase plan during fiscal 2009 was $0.63. We did not issue any shares under the employee stock purchase plan during fiscal 2010 as it was terminated effective June 30, 2009.

We have amortized the estimated fair value of our stock option awards to expense over the options’ vesting periods and of our employee stock purchase plan shares to expense over the offering period. No new options were granted during fiscal 2010.

The aggregate intrinsic value of awards outstanding as of June 30, 2010 was $62,000. The aggregate intrinsic value of awards exercisable as of June 30, 2010 was also $62,000. In addition, the aggregate intrinsic value of awards exercised was $278,000 during fiscal 2010 and $255,000 during fiscal 2009. The total remaining unrecognized compensation cost related to unvested awards amounted to $239,000 at June 30, 2010 and is expected to be recognized over the next 2.0 years. The weighted average remaining requisite service period of the unvested awards was 1.1 years. The total fair value of shares vested during the fiscal year ended June 30, 2010 was $275,000. The total fair value of shares vested during the fiscal year ended June 30, 2009 was $419,000.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Net Income (Loss) per Common Share

We compute basic net income per common share using the weighted average number of common shares outstanding during the period, and diluted net income per common share using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows (in thousands, except per share data):

	For the Years Ended June 30,
	2010	2009
Numerator
Net income (loss)	$4,127	$(4,080)
Denominator
Basic weighted average common shares outstanding	7,081	7,056
Dilutive effect of stock options	28	—

Diluted weighted average common shares outstanding	7,109	7,056

Basic net income (loss) per common share	$0.58	$(0.58)

Diluted net income (loss) per common share	$0.58	$(0.58)

Shares related to stock options of 433,000 for the fiscal year ended June 30, 2010 and 715,000 for fiscal 2009, were excluded from the calculation of diluted net loss per common share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our two largest customers, whose receivable balances collectively represented 70% of gross accounts receivable at June 30, 2010 and 77% at June 30, 2009. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Discontinued Operations

In an effort to enhance stockholder value, improve working capital and enable us to focus on our core contract manufacturing business, during the fourth quarter of fiscal 2008 we undertook a careful review of our branded products portfolio and operations. As a result, we decided to narrow our branded products focus and portfolio and developed a plan to do so, which included a decision to sell the legacy business of RHL. On August 4, 2008, RHL sold certain assets related to its catalog and internet business conducted under the name “As We Change®” to Miles Kimball Company for a cash purchase price of $2.3 million. We recorded a loss of $226,000 as a result of this sale and recognized $221,000 in severance and related payroll costs during fiscal 2009.

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

As part of the original Asset Purchase Agreement, we had the potential to receive up to an additional $500,000 from the buyers as a conditional earn-out if the RHL business acquired by the buyers met or exceeded certain budgeted profitability criteria during the period August 1, 2009 through July 31, 2010. Effective as of February 12, 2010, based on the loss of one or more customers, the results of operation of the RHL business since the closing date of the sale, the anticipated results of operation of the RHL business through July 31, 2010, and the corresponding anticipated reduction in and/or elimination of the conditional earn-out amount, and in an effort to avoid the time and expense associated with the procedures required in connection with the earn-out, including, without limitation, the time and expense associated with the preparation of the required reports and a review of the books and records of PharmaCare US and PharmaCare Australia, we amended the Asset Purchase Agreement to eliminate the potential earn-out compensation.

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

The following table presents the activity and the reserve balances related to the restructuring programs described above for the years ended June 30, 2010 and June 30, 2009 (in thousands):

	Balance at June 30, 2009	Charges to Expense	Cash Payments	Balance at June 30, 2010
Employee termination costs	$19	$1	$(20)	$—
Lease liabilities and related facility closure costs	15	1	(16)	—

Total	$34	$2	$(36)	$—

	Balance at June 30, 2008	Charges to Expense	Cash Payments	Balance at June 30, 2009
Employee termination costs	$—	$936	$(917)	$19
Lease liabilities and related facility closure costs	—	108	(93)	15

Total	$—	$1,044	$(1,010)	$34

The following table summarizes the results of discontinued operations for the years ended June 30 (in thousands):

	2010	2009
Net sales	$323	$2,913
Cost of goods sold and operating expenses	155	3,648
Restructuring expenses	(2)	1,044
Intangible impairment charges	—	1,804
Loss on sale of As We Change®	—	226
Loss on sale of remaining legacy RHL assets	6	—
Other expense	7	51

Income (loss) before income taxes	157	(3,860)
Income tax benefit	—	—

Income (loss) from discontinued operations	$157	$(3,860)

Assets and liabilities of discontinued operations included in the consolidated balance sheets are summarized as follows at June 30 (in thousands):

	2010	2009
Assets
Cash	$—	$144
Accounts receivable, net	—	510
Inventory, net	—	286
Other current assets	—	39
Plant and equipment, net	—	—
Goodwill and intangible assets	—	208

Total assets	$—	$1,187

Liabilities
Accrued liabilities	$78	$599

Total liabilities	78	599

Net assets of discontinued operations	$78	$588

C. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2010	2009
Raw materials	$5,541	$6,368
Work in progress	1,000	1,445
Finished goods	1,605	2,287
Reserve	(836)	(780)

	$7,310	$9,320

D. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years	2010	2009
Land	NA	$393	$393
Building and building improvements	7 – 39	2,755	2,679
Machinery and equipment	3 – 12	25,403	23,681
Office equipment and furniture	3 – 5	3,203	3,419
Vehicles	3	136	204
Leasehold improvements	1 – 15	10,067	10,067

Total property and equipment		41,957	40,443
Less: accumulated depreciation and amortization		(28,989)	(26,310)

Property and equipment, net		$12,968	$14,133

E. Goodwill and Purchased Intangibles

All previously reported goodwill and intangibles balances were related to our legacy RHL business and have been reclassified as discontinued operations.

F. Debt

We have a $7.5 million working capital line of credit as of June 30, 2010. The working capital line of credit has a maturity date of November 1, 2011, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of June 30, 2010 and 2009, we did not have any amounts outstanding on our working capital line of credit.

On June 30, 2010, we were in compliance with all of the financial and other covenants required under our credit facility.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility, as amended, to provide it with a credit line of up to CHF 1.3 million, or approximately $1.2 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $147,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $461,000. As of June 30, 2010, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $922), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of June 30, 2010 we did not have any outstanding long-term debt.

The composite interest rate on all of our debt outstanding during the year was 15.50% for fiscal 2010 and 6.94% for fiscal 2009.

G. Income Taxes

During fiscal 2009, we recorded a valuation allowance against deferred income tax assets of $1.8 million, representing the amount of our deferred income tax assets in excess of our deferred income tax liabilities. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we have realized related to our U.S.-based operations for the three year period ended June 30, 2009, that realization of the net deferred income tax asset was more likely than not. The valuation allowance recorded during fiscal 2009 primarily related to fiscal 2009 net operating loss carry forwards and changes in other deferred tax items recognized during fiscal 2009. As a result of the recognition of these valuation adjustments, we had a $1.8 million net deferred tax asset offset by a valuation allowance of $1.8 million resulting in a net deferred tax asset of $0 as of June 30, 2009. This valuation allowance did not have any affect on the tax expense and related liability recorded for operating income recognized by NAIE during the year ended June 30, 2009.

During fiscal 2010, we recorded a U.S.-based federal tax benefit of $2.6 million on U.S.-based income from continuing operations before income taxes, which was partially offset by a deferred tax asset valuation adjustment of $1.5 million resulting in a net federal tax benefit of $1.1 million. The federal tax benefit included a tax benefit of $3.2 million that was recorded as a result of the write-off of our tax basis in RHL’s stock, which we determined had become worthless during the third quarter of fiscal 2010. This tax benefit was recognized based on our intent to carry back our current year tax loss in accordance with the Worker, Homeownership, and Business Assistance Act of 2009 signed by the President on November 6, 2009, which increases the allowable carry back period to five years (previously limited to a two-year carry back). In addition, during fiscal 2010, we recorded a state tax benefit of $476,000 on U.S.-based income from continuing operations before income taxes, which was offset by deferred tax asset valuation adjustment of $482,000 resulting in net state tax expense of $6,000. The state tax benefit included a tax benefit of $545,000 that was recorded as a result of the write-off of our tax basis in RHL’s stock.

The provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2010	2009
Current:
Federal	$(1,142)	$81
State	6	(168)
Foreign	193	180

	(943)	93

Deferred:
Federal	(1,534)	(550)
State	(482)	(100)
Valuation allowance	2,016	650

	—	—

Stock option benefit recorded to additional paid in capital	—	—

Provision for income taxes	$(943)	$93

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$7	$30
Accrued vacation expense	120	143
Tax credit carry forward	62	39
Allowance for inventories	286	277
Stock-base compensation	267	287
Pension liability	242	302
Other, net	217	479
Deferred rent	361	203
Accumulated depreciation and amortization	264	40
Net operating loss carry forward	1,677	305

Total gross deferred tax assets	$3,503	$2,105
Deferred tax liabilities:
Prepaid expenses	(163)	(272)
Accumulated depreciation and amortization	—	(83)

Deferred tax liabilities	(163)	(355)

Valuation allowance	(3,340)	(1,750)
Net deferred tax assets	$—	$—

At June 30, 2010, we had federal tax net operating loss carry forwards of approximately $3.4 million. The federal tax loss carry forwards will begin to expire in 2028, unless previously utilized. At June 30, 2010, we had state tax net operating loss carry forwards of approximately $8.8 million. The state tax loss carry forwards will begin to expire in 2016, unless previously utilized. Included in these amounts are federal and state net operating losses of approximately $360,000 attributable to stock option deductions of which the tax benefit will be credited to equity when realized.

At June 30, 2010, we had federal research and development credit carry forwards of approximately $59,000. The federal research and development credit carry forwards will begin to expire in 2027, unless previously utilized. At June 30, 2010, we had state research and development credit carry forwards of approximately $6,000. The state research and development credits carry forward indefinitely until utilized.

Pursuant to Code Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period.

NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 18.63%. NAIE had net income of $1.1 million for the fiscal year ended June 30, 2010. Undistributed earnings of NAIE amounted to approximately $7.4 million at June 30, 2010. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal taxes has been provided thereon.

A reconciliation of income tax (benefit) expense computed by applying the statutory federal income tax rate of 34% to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2010	2009
Income taxes computed at statutory federal income tax rate	$1,029	$(43)
State income taxes, net of federal income tax expense	(425)	(111)
Expenses not deductible for tax purposes	75	45
RHL worthless stock loss	(3,178)	—
Foreign tax rate differential	(245)	(126)
Return to provision – differences	(282)	(52)
Change in valuation allowance, net	2,077	379
Other	6	1

Income tax (benefit) expense as reported	$(943)	$93

Effective tax rate	(31.2)%	(73.2)%

H. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. Effective January 1, 2004, the plan was amended to require that we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. Effective January 1, 2009, we elected to temporarily discontinue the company match program. The total contributions under the plan charged to continuing operations totaled $1,000 for the fiscal year ended June 30, 2010 and $153,000 for fiscal 2009.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to continuing operations for these benefits totaled $837,000 for the fiscal year ended June 30, 2010 and $864,000 for fiscal 2009.

In December 1999, we adopted an employee stock purchase plan that initially provided for the issuance of up to 150,000 shares of our common stock. Beginning July 1, 2004, the number of shares available for purchase under the plan increased by 25,000 each year on July 1. The plan was intended to qualify under Section 423 of the Code and was for the benefit of qualifying employees. Under the terms of the plan, participating employees had up to 15% of their compensation withheld through payroll deductions to purchase shares of our common stock at 85% of the closing sale price for the stock as quoted on the Nasdaq Global Market on either the first or last trading day in the offering period, whichever was lower. As of June 30, 2009, 183,037 shares of common stock were issued pursuant to this plan. Effective June 30, 2009 the employee stock purchase plan was discontinued.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2010	2009
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,533	$1,439
Interest cost	84	79
Actuarial (gain) loss	(4)	15
Benefits paid	—	—

Benefit obligation at end of year	$1,613	$1,533

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,027	$1,240
Actual return on plan assets	172	(213)
Employer contributions	450	—

Fair value of plan assets at end of year	$1,649	$1,027

Reconciliation of Funded Status
Benefit obligation in excess of fair value of plan assets	$36	$(505)
Unrecognized net actuarial loss	607	758

Net amount recognized	$643	$253

Additional Minimum Liability Disclosures
Accrued benefit asset (liability)	$36	$(505)

The weighted-average discount rate used for the years ended June 30, 2010 and 2009 in determining the projected benefit obligations for the defined benefit pension plan was 5.50%.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2010	2009
Interest cost	$84	$78
Expected return on plan assets	(82)	(103)
Recognized actuarial loss	57	28

Net periodic benefit expense	$59	$3

We do not expect to make any contribution to our defined benefit pension plan in fiscal 2011.

The following benefit payments are expected to be paid:

2011	$13
2012	20
2013	24
2014	24
2015	41
2016-2020	415

$537

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2010	2009
Discount rate	5.50%	5.50%
Expected long-term rate of return	7.00%	8.00%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2010	2009	Target Allocation
Equity securities	31%	65%	32%
Debt securities	67%	32%	66%
Cash and money market funds	2%	3%	2%

	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when they are due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2010 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$38	$38	$—	$—
Equity securities(1)	$503	$503	$—	$—
Debt securities(2)	$1,108	$1,108	$—	$—

Total	$1,649	$1,649	$—	$—

(1)	This category is comprised of publicly traded funds, of which 67% are large-cap funds, 17% are mid-cap funds, and 16% are international equity funds.

(2)	This category is comprised of publicly traded funds, of which 37% are short-term fixed income funds, 25% are intermediate fixed income funds, 18% are long-term fixed income funds, 11% are high-yield fixed income funds, 7% are international/emerging markets debt funds, and 2% other debt funds.

I. Stockholders’ Equity

Stock Option Plans

On December 6, 1999, our stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”). As of June 30, 2009, a total of 2.5 million shares of common stock were reserved under the 1999 Plan for issuance to our directors, officers, other employees, and consultants. The 1999 Plan was terminated effective as of November 30, 2009.

We have a new omnibus incentive plan that was approved by our Board of Directors effective as of October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. As of June 30, 2010, no awards had been granted under the plan and 500,000 shares were available for grant under this plan.

Stock option activity for the year ended June 30, 2010 was as follows:

	1999 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	714,942	$7.96
Exercised	(84,000)	$4.73
Forfeited	(158,864)	$8.60
Granted	—	$—

Outstanding at June 30, 2010	472,078	$8.31	2.80	$62,000

Vested and exercisable at June 30, 2010	328,528		2.56	$62,000

Available for grant at June 30, 2010	—

J. Restructuring Costs

During the fiscal year ended June 30, 2009, the continued decline in economic conditions in the U.S. and the various foreign markets we service negatively impacted our customers’ businesses and our operations. As a result, during the second quarter of fiscal 2009 we implemented a cost reduction program that resulted in the elimination of certain personnel and business activities. This program resulted in a charge to our continuing operations of $558,000 in severance from a reduction in force during the second quarter of fiscal 2009. All payments related to this cost reduction program have been paid.

The following table presents the activity and the reserve balance related to this restructuring program for the years ended June 30, 2010 and June 30, 2009 (in thousands):

	Balance at June 30, 2009	Charges to Expense	Cash Payments	Balance at June 30, 2010
Employee termination costs recorded to selling, general & administrative expenses	76	$—	(76)	$—

Total	$76	$—	$(76)	$—

	Balance at June 30, 2008	Charges to Expense	Adjustments	Cash Payments	Balance at June 30, 2009
Employee termination costs recorded to cost of goods sold	$—	$187	$(25)	$(162)	$—
Employee termination costs recorded to selling, general & administrative expenses	—	371	(17)	(278)	76

Total	$—	$558	$(42)	$(440)	$76

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

On March 28, 2007, we entered into an agreement to sublet approximately 3,000 square feet of our Manno, Switzerland facility. The sublease expired December 31, 2009.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2010 (in thousands):

	2011	2012	2013	2014	2015	There- after	Total
Gross minimum rental commitments	$2,325	$2,365	$2,405	$2,076	$992	$496	$10,659

Rental expense from continuing operations totaled $2.2 million for the fiscal year ended June 30, 2010 and $2.1 million for fiscal 2009. Rental expense was offset by sublease rental income in the amount of $25,000 in fiscal 2010 and $47,000 in fiscal 2009.

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

	2010		2009
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$33,814	52%	$36,295	49%
Customer 2	19,915	30%	22,278	30%

	$53,729	82%	$58,573	79%

Accounts receivable from these customers totaled $3.3 million at June 30, 2010 and $4.4 million at June 30, 2009.

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. During fiscal 2010, approximately 25% of our total raw material purchases were from two suppliers. We did not have any accounts payable due to these suppliers at June 30, 2010. No other supplier comprised 10% or more of our raw material purchases for the year ended June 30, 2010. During fiscal 2009, approximately 13% of our total raw material purchases were from one supplier. We did not have any accounts payable due to these suppliers at June 30, 2009. No other supplier comprised 10% or more of our raw material purchases for the year ended June 30, 2009.

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

As of September 17, 2010, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

On July 31, 2009 RHL sold substantially all of the remaining assets of RHL related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a cash purchase price of $500,000. NAI provided a guarantee of RHL’s indemnity obligations under the asset purchase agreement, which potential liability is capped at the amount of the purchase price paid by the buyers to RHL. The guaranty continues for a minimum period of three years from the date of the Asset Purchase Agreement.

N. Segment Information

Our business consists of two segments, identified as private label contract manufacturing, which primarily provides private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products and royalty income from our CSI sublicense agreement associated with the sale of beta-alanine under our CarnosSyn® trade name, and branded products, which markets and distributes branded nutritional supplements.

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

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2010	2009
Net Sales
Private label contract manufacturing	$63,346	$71,242
Branded products	2,207	2,677

	$65,553	$73,919

	2010	2009
Operating Income from Continuing Operations
Private label contract manufacturing	$8,247	$6,201
Branded products	515	499

Income from operations of reportable segments	8,762	6,700
Corporate expenses not allocated to segments	(5,490)	(6,303)

	$3,272	$397

2010
Total Assets
Private label contract manufacturing	$35,867
Branded products	281

$36,148

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia. Our primary market outside the U.S. is Europe. Our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2010	2009
United States	$39,282	$49,221
Markets outside the United States	26,271	24,698

Total net sales	$65,553	$73,919

Products manufactured by NAIE accounted for 59% of net sales in markets outside the U.S. in fiscal 2010 and 54% in fiscal 2009. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2010 and 2009.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

2010	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$10,985	$27,262	$2,142
Europe	2,178	8,886	391

	$13,163	$36,148	$2,533

2009	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$11,991	$27,106	$3,579
Europe	2,301	8,146	951

	$14,292	$35,252	$4,530

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of June 30, 2010.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2010. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of June 30, 2010 based on those criteria issued by COSO.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to applicable law and rules that permit the Company to provide only management’s report in this report.

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information for this item is incorporated by reference to the sections “Our Board of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 3, 2010, to be filed on or before October 28, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information for this item is incorporated by reference to the sections “Director Compensation” and “Executive Officer Compensation” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 3, 2010, to be filed on or before October 28, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this item is incorporated by reference to the sections “Stock Holdings of Certain Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 3, 2010, to be filed on or before October 28, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information for this item is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Our Board of Directors – Independence” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 3, 2010, to be filed on or before October 28, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this item is incorporated by reference to the sections “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Polices and Procedures” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 3, 2010, to be filed on or before October 28, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2010 and 2009;

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2010 and 2009;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2010 and 2009;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2010 and 2009; and

•	Notes to Consolidate Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.7	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.8	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.11	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.12	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.13	License Agreement effective as of April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.22 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.14	Amendment to License Agreement effective as of March 17, 2001 by and among Roger Harris, Mark Dunnett and NAI	Exhibit 10.23 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.15	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.16	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.17	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.18	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.19	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.20	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.21	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.22	Second Amendment to License Agreement Amending The First Amendment Dated March 17, 2001 to License Agreement Dated April 28, 1997 by and among Roger Harris, Mark Dunnett and NAI dated as of March 26, 2007	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.23	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.24	Fifth Amendment to Credit Agreement dated as of November 1, 2007, and entered into on December 18, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

10.25	Sixth Amendment to Credit Agreement dated as of November 1, 2008, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.26	Agreement to Sublicense by and between NAI and Compound Solutions, Inc. dated as of March 3, 2009	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.27	Seventh Amendment to Credit Agreement dated as of June 1, 2009, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009

10.28	Third Amendment to License Agreement by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI effective as of March 3, 2009	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009

10.29	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.30	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.31	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.32	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.33	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.34	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.35	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.36	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.37	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.38	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.39	Eighth Amendment to Credit Agreement dated as of March 16, 2010, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.51 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended March 31, 2010, filed with the commission on May 13, 2010

10.40	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $7,500,000 (with Addendum)	Exhibit 10.52 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended March 31, 2010, filed with the commission on May 13, 2010

10.41	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Filed herewith

10.42	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf*	Filed herewith

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2010

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	September 17, 2010
(Mark A. LeDoux)

/s/ Ken Wolf	Chief Financial Officer (principal financial officer and principal accounting officer)	September 17, 2010
(Ken Wolf)

/s/ Joe E. Davis	Director	September 17, 2010
(Joe E. Davis)

/s/ Alan G. Dunn	Director	September 17, 2010
(Alan G. Dunn)

/s/ Alan J. Lane	Director	September 17, 2010
(Alan J. Lane)

/s/ Lee G. Weldon	Director	September 17, 2010
(Lee G. Weldon)