Form 10-Q
period 2010-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2010-11-12
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

☐  Yes     ☒  No

As of November 12, 2010, 7,109,736 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	future levels of our revenue concentration risk:

•	development of new products and marketing strategies;

•	currency exchange rates and their effect on our results of operations;

•	our ability to increase our marketing and advertising efforts for our Pathway to Healing® product line, the timing of such efforts and their effect on future sales;

•	distribution channels, product sales and performance, and timing of product shipments;

•	inventories and the adequacy and intended use of our facilities;

•	current or future customer orders;

•	the impact on our business and results of operations and variations in quarterly net sales from seasonal and other factors;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification, acquisition, divestment and consolidation strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	the outcome of regulatory, tax and litigation matters;

•	our ability to operate within the standards set by the Food and Drug Administration’s Good Manufacturing Practices;

•	sources and availability of raw materials;

•	operations outside the United States (U.S.);

•	the adequacy of reserves and allowances;

•	overall industry and market performance;

•	competition and competitive advantages resulting from our quality commitment;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2010	June 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,333	$8,547
Accounts receivable - less allowance for doubtful accounts of $29 at September 30, 2010 and $26 at June 30, 2010	5,042	4,632
Inventories, net	8,948	7,310
Income tax receivable	1,142	1,142
Prepaids and other current assets	1,389	1,354

Total current assets	24,854	22,985

Property and equipment, net	12,411	12,968
Other noncurrent assets, net	183	195

Total assets	$37,448	$36,148

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,949	$2,049
Accrued liabilities	842	850
Accrued compensation and employee benefits	823	1,366
Income taxes payable	310	289
Liabilities of discontinued operations	78	78

Total current liabilities	5,002	4,632
Deferred rent	862	906

Total liabilities	5,864	5,538

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding 7,290,677 at September 30, 2010 and June 30, 2010	72	72
Additional paid-in capital	19,261	19,199
Accumulated other comprehensive loss	(415)	(415)
Retained earnings	13,765	12,853
Treasury stock, at cost, 180,941 shares at September 30, 2010 and June 30, 2010	(1,099)	(1,099)

Total stockholders’ equity	31,584	30,610

Total liabilities and stockholders’ equity	$37,448	$36,148

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Operations And Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Net sales	$13,355	$16,961
Cost of goods sold	10,680	13,806

Gross profit	2,675	3,155
Selling, general & administrative expenses	1,740	1,748

Operating income from continuing operations	935	1,407
Other income (expense):
Interest income	3	5
Interest expense	(12)	(42)
Foreign exchange gain	56	23
Other, net	1	25

Total other income	48	11

Income from continuing operations before income taxes	983	1,418
Provision for income taxes	71	172

Income from continuing operations	912	1,246
Income from discontinued operations, net of tax	—	95

Net income and comprehensive income	$912	$1,341

Net income per common share:
Basic:
Continuing operations	$0.13	$0.18
Discontinued operations	0.00	0.01

Basic net income per share	$0.13	$0.19

Diluted:
Continuing operations	$0.13	$0.18
Discontinued operations	0.00	0.01

Diluted net income per share	$0.13	$0.19

Weighted average common shares outstanding:
Basic	7,109,736	7,068,793
Diluted	7,120,843	7,110,810

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities
Income before discontinued operations	$912	$1,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	831	801
Increase (reduction) of uncollectible accounts receivable	3	(5)
Non-cash compensation	62	43
Deferred income taxes	—	(225)
Pension expense, net of contributions	12	(37)
Loss on disposal of assets	3	1
Changes in operating assets and liabilities:
Accounts receivable	(413)	419
Inventories, net	(1,638)	(1,552)
Other assets	(35)	(378)
Accounts payable and accrued liabilities	848	957
Income taxes payable	21	362
Accrued compensation and employee benefits	(543)	(227)

Net cash provided by operating activities from continuing operations	63	1,405
Net cash used in operating activities from discontinued operations	—	(87)

Net cash provided by operating activities	63	1,318

Cash flows from investing activities
Capital expenditures	(317)	(1,027)
Proceeds from the sale of property & equipment	40	—

Net cash used by investing activities from continuing operations	(277)	(1,027)
Net cash provided by investing activities from discontinued operations, including proceeds from the sale of the legacy RHL business assets	—	500

Net cash used by investing activities	(277)	(527)

Cash flows from financing activities
Payments on long-term debt	—	(303)

Net cash used by financing activities	—	(303)

Net (decrease) increase in cash and cash equivalents	(214)	488
Cash and cash equivalents at beginning of period	8,547	3,995

Cash and cash equivalents at end of period	$8,333	$4,483

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5	$51

Taxes	$55	$62

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (“2010 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2010 Annual Report unless otherwise noted below.

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

	Three Months Ended September 30,
	2010	2009
Numerator
Net income	$912	$1,341

Denominator
Basic weighted average common shares outstanding	7,110	7,069
Dilutive effect of stock options	11	42

Diluted weighted average common shares outstanding	7,121	7,111

Basic net income per common share	$0.13	$0.19

Diluted net income per common share	$0.13	$0.19

Shares related to stock options totaling 475,000 for the three months ended September 30, 2010, and 560,276 for the three months ended September 30, 2009, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

We currently have rights to certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. We have sold this ingredient to a customer for use in a limited market, and in March 2009 entered into an agreement to sublicense with CSI under which we agreed to grant a sublicense of certain of our patent rights to customers of CSI who purchase beta-alanine from CSI. We receive a fee from CSI that varies based on the amount of net sales of beta-alanine sold by CSI less CSI’s costs and other agreed upon expenses. We recorded royalty income as a component of revenue in the amount of $316,000 in the first quarter of fiscal 2011 and $298,000 in the first quarter of fiscal 2010. These royalty income amounts are offset by royalty expense paid to the original patent holders. We recognized royalty expense as a component of cost of goods sold in the amount of $59,000 in the first quarter of fiscal 2011 and $51,000 in the first quarter of fiscal 2010.

Stock-Based Compensation

We have an omnibus incentive plan that was approved by our Board of Directors effective as of October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. Our prior equity incentive plan was terminated effective as of November 30, 2009. We also had an employee stock purchase plan that was terminated effective as of June 30, 2009.

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

Our net income included stock based compensation expense of approximately $62,000 for the three months ended September 30, 2010 and approximately $43,000 for the three months ended September 30, 2009.

Fair Value of Financial Instruments

Our financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at September 30, 2010 and June 30, 2010. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

The fair value hierarchy is broken down into three levels based on the source of inputs. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. We classify cash, cash equivalents, and marketable securities balances as Level 1 assets. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated, either directly or indirectly by observable market data. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. As of September 30, 2010 and June 30, 2010, we did not have any financial assets or liabilities classified as Level 2 or 3.

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

As the plan to dispose of the legacy RHL business met the criteria of accounting for the impairment or disposal of long-lived assets, the current and prior periods presented in this report have been classified to reflect the legacy RHL business as discontinued operations.

As a result of our decision to sell the legacy RHL business, we executed and substantially completed an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. The program resulted in a charge to discontinued operations for severance and other business related exit costs during the year ended June 30, 2009. There was no balance or activity related to restructuring programs during the three months ended September 30, 2010. The following table presents the activity and the reserve balances related to these restructuring programs for the three months ended September 30, 2009 (in thousands):

	Balance at June 30, 2009	Charges to Expense	Cash Payments	Balance at September 30, 2009
Employee termination costs	$19	$1	$(14)	$6
Lease liabilities and related facility closure costs	15	—	(6)	9

Total	$34	$1	$(20)	$15

Accrued restructuring charges:
Current portion – continuing operations				$6
Discontinued operations				9

Total				$15

The following table summarizes the results of the legacy RHL business for the three months ended September 30 (in thousands):

	2010	2009
Net sales	$—	$323
Cost of goods sold and operating expenses	—	188
Restructuring expenses	—	1
Loss on the sale of remaining Legacy RHL assets	—	6
Other expense	—	7

Income before income taxes	—	121
Income tax provision	—	26

Income from discontinued operations	$—	$95

Assets and liabilities of the legacy RHL business included in the Condensed Consolidated Balance Sheets are summarized as follows (in thousands):

	September 30, 2010	June 30, 2010
Total assets	$—	$—

Liabilities
Accrued liabilities	78	78

Total liabilities	78	78

Net liabilities of discontinued operations	$78	$78

C. Inventories

Inventories, net consisted of the following (dollars in thousands):

	September 30, 2010	June 30, 2010
Raw materials	$6,619	$5,541
Work in progress	1,665	1,000
Finished goods	1,537	1,605
Reserves	(873)	(836)

	$8,948	$7,310

D. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years	September 30, 2010	June 30, 2010
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,755	2,755
Machinery and equipment	3 – 12	25,652	25,403
Office equipment and furniture	3 – 5	3,209	3,203
Vehicles	3	136	136
Leasehold improvements	1 – 15	10,073	10,067

Total property and equipment		42,218	41,957
Less: accumulated depreciation and amortization		(29,807)	(28,989)

Property and equipment, net		$12,411	$12,968

E. Debt

We have a $7.5 million working capital line of credit as of September 30, 2010. The working capital line of credit has a maturity date of November 1, 2011, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of September 30, 2010 and June 30, 2010, we did not have any amounts outstanding on our working capital line of credit.

On September 30, 2010, we were in compliance with all of the financial and other covenants required under our credit facility.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $155,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $483,000. As of September 30, 2010, there was no outstanding balance under this credit facility.

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

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the three months ended September 30, 2010. The composite interest rate on all of our debt outstanding during the three months ended September 30, 2009 was 16.31%.

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

The components included in the net periodic benefit for the periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Interest cost	$22	$21
Expected return on plan assets	(10)	(13)

Net periodic benefit	$12	$8

G. Economic Dependency

We had substantial net sales from continuing operations to certain customers during the periods shown in the following table. The loss of any of these customers, or a significant decline in sales, or the growth rate of sales to these customers, or in their ability to make payments when due, could have a material adverse impact on our net sales and net income from continuing operations. Net sales from continuing operations to any one customer representing 10% or more of the respective period’s total net sales were as follows (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$2,542	19%	$5,763	34%
Customer 2	6,933	52	8,457	50

	$9,475	71%	$14,220	84%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended September 30,
	2010			2009
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$544		10%	$1,199	16%
Supplier 2	(a	)	(a )	944	13

	$544		10%	$2,143	29%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

H. Segment Information

Our business consists of two segments, identified as private label contract manufacturing, which primarily provides private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products and includes royalty income from our CSI sublicense agreement associated with the sale of beta-alanine under our CarnosSyn® trade name, and branded products, which markets and distributes branded nutritional supplements. Following the completion of the sale of substantially all of the assets of RHL, our branded products segment consists primarily of the products sold under our Pathway to Healing® product line.

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, and other corporate level related expenses, which are not allocated to either segment. The accounting policies of our segments are the same as those described in Note A above and in the consolidated financial statements included in our 2010 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Net Sales
Private label contract manufacturing	$12,863	$16,373
Branded products	492	588

	$13,355	$16,961

	Three Months Ended September 30,
	2010	2009
Income from Continuing Operations
Private label contract manufacturing	$2,089	$2,516
Branded products	97	107

Income from operations of reportable segments	2,186	2,623
Corporate expenses not allocated to segments	(1,251)	(1,216)

	$935	$1,407

	September 30, 2010	June 30, 2010
Total Assets
Private label contract manufacturing	$37,173	$35,867
Branded products	275	281

	$37,448	$36,148

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Asia. Our primary market outside the United States is Europe. Our branded products are sold only in the United States.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
United States	$8,488	$11,120
Markets outside the United States	4,867	5,841

Total net sales	$13,355	$16,961

Products manufactured by NAIE accounted for 64% of net sales in markets outside the United States for the three months ended September 30, 2010, and 53% for the three months ended September 30, 2009. No products manufactured by NAIE were sold in the United States during the three months ended September 30, 2010 and 2009.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

					Capital Expenditures
	Long-Lived Assets		Total Assets		Three Months Ended
	September 30, 2010	June 30, 2010	September 30, 2010	June 30, 2010	September 30, 2010		September 30, 2009
United States	$10,587	$10,985	$27,975	$27,262	$353		$984
Europe	2,007	2,178	9,473	8,886	(36	) (1)	43

	$12,594	$13,163	$37,448	$36,148	$317		$1,027

(1)	The European capital expenditure amount for the three months ended September 30, 2010 includes $20,000 of gross capital expenditures offset by a $56,000 Cantonal financial investment support grant.

I. Income Taxes

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

During the three months ended September 30, 2010 we recorded U.S.-based federal tax expense of $235,000 that was fully offset by prior year net operating loss carry forwards through a release of a portion of our deferred tax asset valuation allowance during the quarter. We also recorded U.S.-based state tax expense from continuing operations of $40,000 during the three months ended September 30, 2010 that was fully offset by prior year net operating loss carry forwards through a release of a portion of our deferred tax asset valuation allowance during the quarter. In addition, our income tax expense for the three months ended September 30, 2010 included $70,000 of foreign tax expense based on income from continuing operations from NAIE’s operations.

During the three months ended September 30, 2009 we recorded U.S.-based federal tax expense of $238,000 that was fully offset by a release of a portion of our deferred tax asset valuation allowance during the quarter. In addition, during the three months ended September 30, 2009 we recorded U.S.-based state tax expense from continuing operations of $104,000 as a result of our inability to carryforward our state net operating losses due to the suspension of carryforwards by the state of California during the current tax year and we recorded $68,000 of foreign tax expense based on income from continuing operations from NAIE’s operations.

We have a valuation allowance that fully offsets our net deferred income tax asset because management was unable to conclude, in light of the cumulative loss we realized related to our U.S.-based operations for the three year period ended June 30, 2010, that realization of the net deferred income tax asset was more likely than not. At September 30, 2010, we had a $3.2 million gross deferred tax asset offset by a deferred tax liability of $163,000 and a valuation allowance of $3.1 million resulting in a net deferred tax asset of $0 as of September 30, 2010. This valuation allowance did not have any affect on the tax expense and related liability recorded for operating income recognized by our foreign subsidiary during the three months ended September 30, 2010.

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2010 and June 30, 2010, we had not recorded any tax liabilities for uncertain tax positions.

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

As of November 12, 2010, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

On July 31, 2009, RHL sold substantially all of its remaining assets related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a cash purchase price of $500,000. NAI provided a guarantee of RHL’s indemnity obligations under the asset purchase agreement, which potential liability is capped at the amount of the purchase price paid by the buyers to RHL. The guaranty continues for a minimum period of three years from the date of the Asset Purchase Agreement.

K. Subsequent Events

On October 13, 2010, we purchased nine forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The nine contracts expire monthly beginning November 2010 and ending July 2011. The forward contracts had a notional amount of 5.4 million Euros and a weighted average forward rate of $1.39.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2010. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2010 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, developing and growing our own line of branded products and commercializing our patent estate through contract manufacturing, royalty and license agreements.

During the first three months of fiscal 2011, our net sales from continuing operations were 21.3% lower than in the first three months of fiscal 2010. Private label contract manufacturing sales declined 21.4% due primarily to lower volumes of existing products in existing markets sold to two of our largests customers. This decline was partially offset by new product sales to existing customers and sales to three new customers. Our revenue concentration risk for our two largest customers decreased to 71% as a percentage of our total sales from continuing operations for the first three months of fiscal 2011 compared to 84% in the first three months of fiscal 2010. We expect our contract manufacturing revenue concentration percentage for our two largest customers to remain relatively consistent for the remainder of fiscal 2011.

Net sales from our branded products declined 16.3% in the first three months of fiscal 2011 as compared to the first three months of fiscal 2010 due to the continued softening of our Pathway to Healing® product line. During the first quarter of fiscal 2011 we began the process of re-launching a portion of our Pathway to Healing® product line and intend to further increase our Pathway to Healing® marketing and advertising efforts during the remainder of fiscal 2011 in an effort to expand our future sales opportunities.

During the remainder of fiscal 2011, we plan to continue to focus on:

•

Leveraging our state of the art, certified facilities to increase the value of the goods and services we provide to our highly valued private label contract manufacturing customers, and assist us in developing relationships with additional quality oriented customers;

•	Implementing focused initiatives to grow our Pathway to Healing® product line;

•	Commercializing our patent estate through contract manufacturing, royalties and license agreements and protecting our proprietary rights; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

Looking forward, as a result of continued uncertain near-term economic conditions and anticipated reduced sales volumes combined with lower pricing programs from our largest customers we expect net sales and net operating income from continuing operations during the second quarter of fiscal 2011 to be lower than the comparable prior year period. Our results could be further negatively affected if the current trend of favorable foreign currency exchange activity associated with the strengthening of the Euro against the U.S. dollar does not continue.

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

Our critical accounting policies are discussed under Item 7 of our 2010 Annual Report. There have been no significant changes to these policies during the three months ended September 30, 2010.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (in thousands):

	Three Months Ended
	September 30, 2010		September 30, 2009		Increase (Decrease)
Private label contract manufacturing	$12,863	96.3%	$16,373	96.5%	$(3,510)	(21.4)%
Branded products	492	3.7%	588	3.5%	(96)	(16.3)%

Total net sales	13,355	100.0%	16,961	100.0%	(3,606)	(21.3)%
Cost of goods sold	10,680	80.0%	13,806	81.4%	(3,126)	(22.6)%

Gross profit	2,675	20.0%	3,155	18.6%	(480)	(15.2)%
Selling, general & administrative expenses	1,740	13.0%	1,748	10.3%	(8)	(0.5)%

Operating income from continuing operations	935	7.0%	1,407	8.3%	(472)	(33.5)%
Other income, net	(48)	(0.4)%	(11)	(0.1)%	37	336.4%

Income from continuing operations before income taxes	983	7.4%	1,418	8.4%	(435)	(30.7)%
Income tax expense	71	0.5%	172	1.0%	(102)	(59.3)%

Income from continuing operations	912	6.8%	1,246	7.3%	(333)	(26.7)%
Income from discontinued operations, net of tax	—	0.0%	95	0.6%	(95)	(100.0)%

Net income	$912	6.8%	$1,341	7.9%	$(428)	(31.9)%

The percentage decrease in private label contract manufacturing net sales was primarily attributed to the following:

Mannatech, Incorporated (1)	(19)%
NSA International, Inc. (2)	(9)
Other customers (3)	7

Total	(21)%

1	Net sales to Mannatech, Incorporated decreased primarily as a result of lower volumes of established products in existing markets.

2	The decrease in net sales to NSA International, Inc. included a decrease in international sales of 7.8% and a decline in domestic sales of 23.7%. These sales declines were due to lower consumer demand, lower average sales prices, and NSA’s inventory management program.

3	The increase in net sales to other customers was primarily due to sales of new products for new and existing customers.

Net sales from our continuing branded products segment decreased 16% during the first quarter of fiscal 2011 due primarily to the continuing softening of the Pathway to Healing® product line following the cessation of Dr. Cherry’s weekly television program in April 2007, which had served as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Gross profit margin from continuing operations increased 1.4 percentage points primarily due to the following:

Contract manufacturing:
Shift in sales mix	5.0%
Incremental overhead expenses	(1.7)
Incremental direct and indirect labor	(2.2)
Branded products operations	0.3

Total	1.4%

Private label contract manufacturing gross profit margin increased 1.0 percentage points to 19.0% in the first quarter of fiscal 2011 compared to 18.0% in the first quarter of fiscal 2010. The increase in gross profit as a percentage of sales was primarily due to a decrease in material costs as a percentage of sales.

Branded products gross profit margin increased 11.8 percentage points to 46.3% in the first quarter of fiscal 2011 from 34.5% in the first quarter of fiscal 2010 due primarily to decreased material costs and sales discounts and returns.

Other income, net increased $37,000 during the first quarter of fiscal 2011 as compared to the same period in the prior fiscal year primarily due to favorable foreign currency exchange activity associated with the strengthening of the Euro.

Our income tax expense from continuing operations decreased $102,000, or 59.3%, during the first quarter of fiscal 2011 as compared to the same period in the prior fiscal year primarily due to the use of federal and state domestic net operating loss carry forwards during the first quarter of fiscal 2011 as compared to state domestic taxable income in the first quarter of fiscal 2010. As a result, the tax expense from continuing operations for the first quarter of fiscal 2011 only included expense from our foreign subsidiary at a statutory tax rate of 20%. No net federal or state tax expense was recognized in the first fiscal quarter of 2011 for our U.S.-based income from operations as it was offset by a release of our net deferred tax asset valuation allowance.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $63,000 for the three months ended September 30, 2010 compared to net cash provided by operating activities of $1.3 million in the comparable quarter last year.

At September 30, 2010, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, used $413,000 in cash during the three months ended September 30, 2010 compared to $419,000 of cash provided in the comparable prior year quarter. The decrease in cash provided by accounts receivable during the quarter ended September 30, 2010 was the result of lower sales as compared to the comparable prior year quarter. Days sales outstanding from continuing operations was 33 days during the three months ended September 30, 2010 compared to 30 days in the comparable quarter last year.

During the three months ended September 30, 2010, NAIE’s operations used $369,000 of operating cash flow primarily due to timing of inventory receipts and sales. As of September 30, 2010, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash used in investing activities in the three months ended September 30, 2010 was $277,000 compared to $527,000 in the comparable quarter last year. Capital expenditures were $317,000 during the three months ended September 30, 2010 compared to $1.0 million in the comparable quarter last year. Capital expenditures for both years were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities. Additionally, during the three months ended September 30, 2009, we received $500,000 in proceeds related to the sale of the remaining assets of the legacy RHL business.

We did not have any consolidated debt as of either September 30, 2010 or June 30, 2010.

We have a $7.5 million working capital line of credit as of September 30, 2010. The working capital line of credit has a maturity date of November 1, 2011, is secured by our accounts receivable and other rights to payment, general intangibles, inventory and equipment, has a fluctuating or fixed interest rate as elected by NAI from time to time and borrowings are subject to eligibility requirements for current accounts receivable and inventory balances. As of September 30, 2010 and June 30, 2010, we did not have any amounts outstanding on our working capital line of credit.

On September 30, 2010, we were in compliance with all of the financial and other covenants required under our credit facility.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $155,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $483,000. As of September 30, 2010, there was no outstanding balance under this credit facility.

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

As of September 30, 2010, we had $8.3 million in cash and cash equivalents and $4.2 million available under our working line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the notes to our consolidated financial statements included under Item 8 of our 2010 Annual Report. Other than the pronouncements discussed in our 2010 Annual Report, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2010.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 12, 2010, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described under Item 1A of our 2010 Annual Report, as well as the other information in our 2010 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Credit Agreement dated as of May 1, 2004 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.11 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on May 17, 2004

10.7	First Amendment to Credit Agreement dated as of February 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated February 1, 2005, filed with the commission on February 7, 2005

10.8	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.11	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.12	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

Exhibit Number	Description	Incorporated By Reference To

10.13	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.14	Second Amendment to Credit Agreement dated as of December 1, 2005 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.30 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.15	First Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective December 21, 2004	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.16	Second Amendment to Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company, effective January 13, 2006	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the commission on February 14, 2006

10.17	Third Amendment to Credit Agreement dated as of March 15, 2006 by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the commission on May 9, 2006

10.18	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.19	Fourth Amendment to Credit Agreement dated as of November 1, 2006, and entered into on January 24, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the commission on January 30, 2007

10.20	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.21	Fifth Amendment to Credit Agreement dated as of November 1, 2007, and entered into on December 18, 2007, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the commission on February 8, 2008

Exhibit Number	Description	Incorporated By Reference To

10.22	Sixth Amendment to Credit Agreement dated as of November 1, 2008, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.23	Agreement to Sublicense by and between NAI and Compound Solutions, Inc. dated as of March 3, 2009	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.24	Seventh Amendment to Credit Agreement dated as of June 1, 2009, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the commission on September 28, 2009.

10.25	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.26	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.27	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.28	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.29	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.30	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.31	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.32	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.33	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.34	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.35	Eighth Amendment to Credit Agreement dated as of March 16, 2010, by and between NAI and Wells Fargo Bank, National Association	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed with the commission on May 13, 2010

Exhibit Number	Description	Incorporated By Reference To

10.36	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association in the amount of $7,500,000 (with Addendum)	Exhibit 10.52 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed with the commission on May 13, 2010

10.37	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.38	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.39	First Amendment to the Agreement to Sublicense by and between NAI and Compound Solutions, Inc. dated as of October 18, 2010	Filed herewith

10.40	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2010

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.