Form 10-Q
period 2010-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2011-02-10
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

☐  Yes     ☒  No

As of February 10, 2011, 7,119,736 shares of NAI’s common stock were outstanding, net of 180,941 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	future levels of our revenue concentration risk:

•	development of new products and marketing strategies;

•	currency exchange rates and their effect on our results of operations;

•	our ability to increase our marketing and advertising efforts for our Pathway to Healing® product line, the timing of such efforts and their effect on future sales;

•	distribution channels, product sales and performance, and timing of product shipments;

•	inventories and the adequacy and intended use of our facilities;

•	current or future customer orders;

•	the impact on our business and results of operations and variations in quarterly net sales from seasonal and other factors;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification, acquisition, divestment and consolidation strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	the outcome of regulatory, tax and litigation matters and the cost to litigate such matters;

•	our ability to operate within the standards set by the Food and Drug Administration’s Good Manufacturing Practices;

•	sources and availability of raw materials;

•	operations outside the United States (U.S.);

•	the adequacy of reserves and allowances;

•	overall industry and market performance;

•	competition and competitive advantages resulting from our quality commitment;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2010	June 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,747	$8,547
Accounts receivable—less allowance for doubtful accounts of $19 at December 31, 2010 and $26 at June 30, 2010	4,027	4,632
Inventories, net	6,600	7,310
Income tax receivable	1,142	1,142
Prepaids and other current assets	1,473	1,354

Total current assets	23,989	22,985

Property and equipment, net	12,349	12,968
Other noncurrent assets, net	170	195

Total assets	$36,508	$36,148

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,286	$2,049
Accrued liabilities	690	850
Accrued compensation and employee benefits	533	1,366
Income taxes payable	416	289
Liabilities of discontinued operations	67	78

Total current liabilities	2,992	4,632
Deferred rent	818	906

Total liabilities	3,810	5,538

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding 7,290,677 at December 31, 2010 and June 30, 2010	72	72
Additional paid-in capital	19,309	19,199
Accumulated other comprehensive loss	(203)	(415)
Retained earnings	14,619	12,853
Treasury stock, at cost, 180,941 shares at December 31, 2010 and June 30, 2010	(1,099)	(1,099)

Total stockholders’ equity	32,698	30,610

Total liabilities and stockholders’ equity	$36,508	$36,148

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales	$14,754	$17,249	$28,109	$34,210
Cost of goods sold	11,905	14,779	22,585	28,585

Gross profit	2,849	2,470	5,524	5,625
Selling, general & administrative expenses	1,735	1,734	3,475	3,482

Operating income from continuing operations	1,114	736	2,049	2,143

Other (expense) income:
Interest income	5	2	8	7
Interest expense	(17)	(24)	(29)	(66)
Foreign exchange (loss) gain	(35)	(25)	21	(2)
Other, net	1	19	2	44

	(46)	(28)	2	(17)

Income from continuing operations before income taxes	1,068	708	2,051	2,126
Provision for income taxes	214	94	285	266

Income from continuing operations	854	614	1,766	1,860
Income from discontinued operations, net of tax	—	60	—	155

Net income	$854	$674	$1,766	$2,015

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	212	—	212	—

Comprehensive income	$1,066	$674	$1,978	$2,015

Net income per common share:
Basic:
Continuing operations	$0.12	$0.09	$0.25	$0.26
Discontinued operations	0.00	0.01	0.00	0.02

Net income	$0.12	$0.10	$0.25	$0.28

Diluted:
Continuing operations	$0.12	$0.09	$0.25	$0.26
Discontinued operations	0.00	0.01	0.00	0.02

Net income	$0.12	$0.10	$0.25	$0.28

Weighted average common shares outstanding:
Basic	7,109,736	7,071,076	7,109,736	7,069,934
Diluted	7,120,257	7,096,823	7,120,550	7,103,816

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities
Income from continuing operations	$1,766	$1,860
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of uncollectible accounts receivable	(7)	(19)
Depreciation and amortization	1,628	1,605
Non-cash compensation	110	112
Deferred income taxes	—	(368)
Pension expense, net of contributions	25	(25)
(Gain) loss on disposal of assets	(2)	16
Changes in operating assets and liabilities:
Accounts receivable	612	90
Inventories, net	710	721
Other assets	93	(137)
Accounts payable and accrued liabilities	(1,011)	(1,548)
Income taxes payable	127	346
Accrued compensation and employee benefits	(833)	(594)

Net cash provided by operating activities from continuing operations	3,218	2,059
Net cash (used in) provided by operating activities from discontinued operations	(11)	172

Net cash provided by operating activities	3,207	2,231

Cash flows from investing activities
Capital expenditures	(1,052)	(1,601)
Proceeds from the sale of property & equipment	45	—

Net cash used by investing activities from continuing operations	(1,007)	(1,601)
Net cash provided by investing activities from discontinued operations, including proceeds from the sale of the legacy RHL business assets	—	500

Net cash used by investing activities	(1,007)	(1,101)

Cash flows from financing activities
Payments on long-term debt	—	(592)
Net activity from issuance of common stock	—	20

Net cash used in financing activities	—	(572)

Net increase in cash and cash equivalents	2,200	558
Cash and cash equivalents at beginning of period	8,547	3,995

Cash and cash equivalents at end of period	$10,747	$4,553

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$20	$56

Taxes	$168	$320

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Numerator
Net income	$854	$674	$1,766	$2,015
Denominator
Basic weighted average common shares outstanding	7,110	7,071	7,110	7,070
Dilutive effect of stock options	10	26	11	34

Diluted weighted average common shares outstanding	7,120	7,097	7,121	7,104

Basic net income per common share	$0.12	$0.10	$0.25	$0.28

Diluted net income per common share	$0.12	$0.10	$0.25	$0.28

Shares related to stock options representing the right to acquire 616,750 shares of common stock for the three months ended December 31, 2010, and 545,875 shares for the six months ended December 31, 2010, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Shares related to stock options representing the right to acquire 415,354 shares of common stock for the three months ended December 31, 2009, and 487,815 shares for the six months ended December 31, 2009, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

We currently have rights to certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. We have sold this ingredient to a customer for use in a limited market, and in March 2009 entered into an agreement with Compound Solutions, Inc. (CSI) under which we agreed to grant a license of certain of our patent rights to customers of CSI who purchase beta-alanine from CSI. We receive a fee from CSI that varies based on the amount of net sales of beta-alanine sold by CSI less CSI’s costs and other agreed upon expenses. We recorded royalty income as a component of revenue in the amount of $301,000 during the three months ended December 31, 2010 and $166,000 during the three months ended December 31, 2009. We recorded royalty income as a component of revenue in the amount of $617,000 during the six months ended December 31, 2010 and $463,000 during the six months ended December 31, 2009. These royalty income amounts are offset by royalty expense paid to the original patent holders. We recognized royalty expense as a component of cost of goods sold in the amount of $48,000 during the three months ended December 31, 2010 and $30,000 during the three months ended December 31, 2009. We recognized royalty expense as a component of cost of goods sold in the amount of $107,000 during the six months ended December 31, 2010 and $81,000 during the six months ended December 31, 2009.

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

We estimate the fair value of stock option awards at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Black-Scholes uses assumptions related to volatility, the risk-free interest rate, the dividend yield (which we assume to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities used in the model are based mainly on the historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of stock option grants is derived from historical experience.

Our net income included stock based compensation expense of approximately $48,000 for the three months ended December 31, 2010 and approximately $110,000 for the six months ended December 31, 2010. Our net income included stock based compensation expense of approximately $69,000 for the three months ended December 31, 2009 and approximately $112,000 for the six months ended December 31, 2009.

Fair Value of Financial Instruments

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

Our financial statements include the following Level 1 financial instruments: cash equivalents, accounts receivable, short-term investments, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at December 31, 2010 and June 30, 2010. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of December 31, 2010 was $234,000. We did not have any forward exchange contracts as of June 30, 2010. As of December 31, 2010 and June 30, 2010, we did not have any financial assets or liabilities classified as Level 3.

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

As a result of our decision to sell the legacy RHL business, we executed and substantially completed an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. The program resulted in a charge to discontinued operations for severance and other business related exit costs during the year ended June 30, 2009. There was no balance or activity related to restructuring programs during the six months ended December 31, 2010. The following table presents the activity and the reserve balances related to these restructuring programs for the six months ended December 31, 2009 (in thousands):

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

The following table summarizes the results of the legacy RHL business, classified as discontinued operations, for the periods ended December 31 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales	$—	$—	$—	$323
Cost of goods sold and operating expense	—	(63)	—	125
Restructuring expenses	—	(3)	—	(2)
Loss on the sale of remaining legacy RHL assets	—	—	—	6
Other expense	—	—	—	7

Income before income taxes	—	66	—	187
Income tax provision	—	6	—	32

Income from discontinued operations	$—	$60	$—	$155

Assets and liabilities of the legacy RHL business included in the Condensed Consolidated Balance Sheets are summarized as follows (in thousands):

	December 31, 2010	June 30, 2010
Total assets	$—	$—

Liabilities
Accrued liabilities	67	78

Total liabilities	67	78

Net assets of discontinued operations	$67	$78

C. Inventories

Inventories, net consisted of the following (in thousands):

	December 31, 2010	June 30, 2010
Raw materials	$4,641	$5,541
Work in progress	1,095	1,000
Finished goods	1,694	1,605
Reserves	(830)	(836)

	$6,600	$7,310

D. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	December 31, 2010	June 30, 2010
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,756	2,755
Machinery and equipment	3 – 12	25,801	25,403
Office equipment and furniture	3 – 5	3,219	3,203
Vehicles	3	136	136
Leasehold improvements	1 – 15	10,073	10,067

Total property and equipment		42,378	41,957
Less: accumulated depreciation and amortization		(30,029)	(28,989)

Property and equipment, net		$12,349	$12,968

E. Debt

On December 16, 2010, we executed a new Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association. This Credit Agreement replaced our previous credit facility and provides us with a line of credit of up to $5.0 million. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit, we paid a commitment fee of $12,500 and must pay an additional commitment fee of $12,500 on or before December 1, 2011. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) net income after taxes of not less than $750,000 on a trailing four quarter basis as of the end of each calendar quarter beginning with the four quarter period ended December 31, 2010; and (ii) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 2.75% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 2.50% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before November 1, 2012; provided, however, that we must maintain a zero balance on advances under the line of credit for a period of at least 30 consecutive days during each fiscal year. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2012.

On December 31, 2010, we were in compliance with all of the financial and other covenants required under our credit facility.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $170,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $532,000. As of December 31, 2010, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,063), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the six months ended December 31, 2010. The composite interest rate on all of our debt outstanding during the six months ended December 31, 2009 was 13.69%.

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

The components included in the net periodic expense for the periods ended December 31 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Interest cost	$22	$21	$44	$42
Expected return on plan assets	(10)	(13)	(20)	(26)

Net periodic expense	$12	$8	$24	$16

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2010		2009		2010		2009
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$7,559	51%	$7,819	45%	$14,491	52%	$16,276	48%
Customer 2	3,224	22	6,715	39	5,767	21	12,478	36

	$10,783	73%	$14,534	84%	$20,258	73%	$28,754	84%

We buy certain products from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,							Six Months Ended December 31,
	2010				2009			2010				2009
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases		Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases		Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$597		11%		$1,667		20%	(a	)	(a	)	2,611	16%
Supplier 2	(a	)	(a	)	(a	)	(a )	(a	)	(a	)	$1,965	12
Supplier 3	(a	)	(a	)	1,002		12	(a	)	(a	)	1,709	11

	$597		11%		$2,669		32%	(a	)	(a	)	$6,285	39%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

H. Segment Information

Our business consists of two segments, identified as private label contract manufacturing, which primarily provides private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products and includes royalty income from our CSI license agreement associated with the sale of beta-alanine under our CarnosSyn® trade name, and branded products, which markets and distributes branded nutritional supplements. Following the completion of the sale of substantially all of the assets of RHL, our branded products segment consists primarily of the products sold under our Pathway to Healing® product line.

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

Our operating results from continuing operations by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net Sales
Private label contract manufacturing	$14,288	$16,675	$27,150	$33,048
Branded products	466	574	959	1,162

	$14,754	$17,249	$28,109	$34,210

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Income from Operations
Private label contract manufacturing	$2,249	$1,836	$4,338	$4,350
Branded products	91	122	189	230

Income from operations of reportable segments	2,340	1,958	4,527	4,580

Corporate expenses not allocated to segments	(1,226)	(1,222)	(2,478)	(2,437)

	$1,114	$736	$2,049	$2,143

			December 31, 2010	June 30, 2010
Total Assets
Private label contract manufacturing			$36,217	$35,867
Branded products			291	281

			$36,508	$36,148

Our private label contract manufacturing products are sold both in the United States and in markets outside the United States, including Europe, Australia and Asia. Our primary market outside the United States is Europe. Our branded products are sold only in the United States.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
United States	$9,232	$10,828	$17,720	$21,949
Markets outside the United States	5,522	6,421	10,389	12,261

Total net sales	$14,754	$17,249	$28,109	$34,210

Products manufactured by NAIE accounted for approximately 59% of net sales in markets outside the United States for the three months ended December 31, 2010, and 48% for the three months ended December 31, 2009. NAIE accounted for 61% of net sales in markets outside the United States for the six months ended December 31, 2010, and 51% for the six months ended December 31, 2009. No products manufactured by NAIE were sold in the United States during the six months ended December 31, 2010 and 2009.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

					Capital Expenditures
	Long-Lived Assets		Total Assets		Six Months Ended
	December 31, 2010	June 30, 2010	December 31, 2010	June 30, 2010	December 31, 2010	December 31, 2009
United States	$10,095	$10,985	$26,707	$27,262	$546	$1,300
Europe	2,424	2,178	9,801	8,886	506	301

	$12,519	$13,163	$36,508	$36,148	$1,052	$1,601

I. Income Taxes

The effective tax rate for the three months ended December 31, 2010 was 20.0% and the effective tax rate for the six months ended December 31, 2010 was 13.9%. The rate differs from the U.S. federal statutory rate of 35% primarily due to the favorable impact from the reversal of the valuation allowance related to the realization of the deferred tax asset for the federal net operating loss and the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which the Company is subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

J. Derivatives and Hedging

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to forecasted product sales denominated in foreign currencies and transactions of NAIE, our foreign subsidiary. As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we may use foreign exchange contracts in the form of forward contracts.

During the three and six months ended December 31, 2010 we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through July 2011. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three and six months ended December 31, 2010, we did not have any material losses or gains related to the ineffective portion of our hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of December 31, 2010, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $6.2 million (EUR 4.5 million). As of December 31, 2010, a net gain of approximately $212,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $212,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of December 31, 2010, the fair value of our cash flow hedges was $234,000 and was classified in prepaids and other current assets in our Consolidated Balance Sheets. During the three and six months ended December 31, 2010, we recognized $266,000 of gains in OCI and reclassified $54,000 of gains from OCI to revenue. We did not have any hedging activity during the three and six months ended December 31, 2009.

K. Contingencies

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, product liability, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters will result in a material adverse effect on our business, consolidated financial condition, or results of operations. However, a settlement payment or unfavorable outcome could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes that we do not expect.

As of February 10, 2011, except as described below, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. On November 11, 2009, NAI filed a lawsuit in the U.S. District Court for the District of Delaware, accusing Vital Pharmaceutical, Inc. and DNP International Co., Inc. of infringing certain patents owned by NAI relating to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. NAI asserted claims for unfair competition and false marking, among others, against one or both of the companies named in this lawsuit and is seeking an injunction against continued infringement and violations and damages for past infringement and violations including, among others, punitive damages and attorneys’ fees. During the six months ended December 31, 2010, NAI incurred litigation expenses relating to this lawsuit of approximately $282,000. Unless otherwise settled, NAI expects its litigation expenses related to this lawsuit during the remainder of fiscal 2011 to increase. Although we believe this litigation is supported by valid claims, there is no assurance NAI will prevail in these litigation proceedings or in similar proceedings it may initiate or that litigation expenses will be as anticipated.

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

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2010. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2010 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, and new product introductions, the demand for such customers’ products and general industry and economic conditions.

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

During the first six months of fiscal 2011, our net sales from continuing operations were 17.8% lower than in the first six months of fiscal 2010. Private label contract manufacturing sales declined 17.8% due primarily to lower volumes of existing products in existing markets sold to our two largest customers. This decline was partially offset by new product sales to existing customers and sales to three new customers. Our revenue concentration risk for our two largest customers decreased to 73% as a percentage of our total sales from continuing operations for the first six months of fiscal 2011 compared to 84% in the first six months of fiscal 2010. We expect our contract manufacturing revenue concentration percentage for our two largest customers to remain relatively consistent for the remainder of fiscal 2011.

Net sales from our branded products declined 17.5% in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 due to the continued softening of our Pathway to Healing® product line. During the first six months of fiscal 2011, we began the process of re-launching a portion of our Pathway to Healing® product line and intend to further increase our marketing and advertising efforts for this product line during the remainder of fiscal 2011 in an effort to expand our future sales opportunities.

On November 11, 2009, NAI filed a lawsuit in the U.S. District Court for the District of Delaware, accusing Vital Pharmaceutical, Inc. and DNP International Co., Inc. of infringing certain patents owned by NAI relating to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. NAI asserted claims for unfair competition and false marking, among others, against one or both of the companies named in this lawsuit and is seeking an injunction against continued infringement and violations and damages for past infringement and violations including, among others, punitive damages and attorneys’ fees. During the six months ended December 31, 2010, NAI incurred litigation expenses relating to this lawsuit of approximately $282,000. Unless otherwise settled, NAI expects its litigation expenses related to this lawsuit during the remainder of fiscal 2011 to increase to approximately $300,000 per quarter. Although we believe this litigation is supported by valid claims, there is no assurance NAI will prevail in these litigation proceedings or in similar proceedings it may initiate or that litigation expenses will be as anticipated.

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

Looking forward, as a result of continued uncertain near-term economic conditions and anticipated reduced sales volumes combined with lower pricing programs from our largest customers, we expect net sales and net operating income from continuing operations during the third quarter of fiscal 2011 to be lower than the comparable prior year period. Our results could be further negatively affected by unfavorable foreign currency exchange activity associated with a decline in the Euro and greater than expected litigation expenses associated with our patent infringement litigation.

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

Our critical accounting policies are discussed under Item 7 of our 2010 Annual Report. There have been no significant changes to these policies during the six months ended December 31, 2010.

Results of Operations

The results of our operations for the periods ended December 31 were as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2010	2009	% Change	2010	2009	% Change
Private label contract manufacturing	$14,288	$16,675	(14)	$27,150	$33,048	(18)
Branded products	466	574	(19)	959	1,162	(18)

Total net sales	14,754	17,249	(15)	28,109	34,210	(18)
Cost of goods sold	11,905	14,779	(19)	22,585	28,585	(21)

Gross profit	2,849	2,470	15	5,524	5,625	(2)
Gross profit %	19.3%	14.3%		19.7%	16.4%
Selling, general & administrative expenses	1,735	1,734	0	3,475	3,482	0

% of net sales	11.8%	10.1%		12.4%	10.2%
Operating income from continuing operations	1,114	736	51	2,049	2,143	(4)
% of net sales	7.6%	4.3%		7.3%	6.3%
Other expense (income), net	46	28	18	(2)	17	(112)

Income from continuing operations before income taxes	1,068	708	51	2,051	2,126	(4)
% of net sales	7.2%	4.1%		7.3%	6.2%
Income tax expense	214	94	128	285	266	7

Income from continuing operations	854	614	39	1,766	1,860	(5)
Income from discontinued operations, net of tax	—	60	(100)	—	155	(100)

Net income	$854	$674	27	$1,766	$2,015	(12)

% of net sales	5.8%	3.9%		6.3%	5.9%

The percentage decrease in contract manufacturing net sales was primarily attributed to the following for the periods ended December 31, 2010:

	Three Months Ended	Six Months Ended
Mannatech, Incorporated (1)	(20)%	(20)%
NSA International, Inc. (2)	(2)	(5)
Other customers (3)	8	7

Total	(14)%	(18)%

1	Net sales to Mannatech, Incorporated decreased primarily as a result of lower volumes of established products in existing markets.

2	The decrease in net sales to NSA International, Inc. (NSA) for the three months ended December 31, 2010 included a decrease in international sales of 12.9% and an increase in domestic sales of 2.8%. The decrease in net sales to NSA International, Inc. for the six months ended December 31, 2010 included a decrease in international sales of 10.4% and a decline in domestic sales of 11.3%. These sales declines were due to lower demand by NSA’s consumers, lower average sales prices, and NSA’s inventory management program.

3	The increase in net sales to other customers was primarily due to sales of new products for new and existing customers, and increased royalty income related to the distribution of beta-alanine.

Net sales from our branded products segment decreased 19% during the second quarter of fiscal 2011 as compared to the comparable quarter in fiscal 2010 and 18% during the six months ended December 31, 2010 compared to the comparable six month period last year due primarily to the continuing impact of the cessation of the Dr. Cherry weekly television program in April 2007, which had served as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Gross profit margin increased 5.0 percentage points during the second quarter of fiscal 2011 from the comparable quarter in fiscal 2010 and 3.3 percentage points during the six months ended December 31, 2010 from the comparable six month period last year. The change in gross profit margin was primarily due to the following for the periods ended December 31, 2010:

	Three Months Ended	Six Months Ended
Branded products operations	0.4%	0.4%
Contract manufacturing:
Shift in sales and material mix	3.2	4.2
Reduced (incremental) overhead expenses	0.4	(0.7)
Reduced (incremental) direct and indirect labor	1.0	(0.6)

Total	5.0%	3.3%

Selling, general and administrative expenses from continuing operations remained consistent during the three and six month periods ended December 31, 2010 compared to the comparable three and six month periods ended December 31, 2009. Litigation expenses increased to $282,000 for the six months ended December 31, 2010 as compared to $43,000 for the comparable period in the prior year. The increase in litigation expenses was associated with our patent infringement litigation described above.

Other expense, net increased $18,000 during the second quarter of fiscal 2011 from the comparable quarter last year primarily due to reduced other income and larger foreign currency exchange losses associated with changes in the Euro and the related impact on the translation of Euro denominated cash and receivables, partially offset by reduced interest expense. Other expense, net decreased $19,000 during the six month period ended December 31, 2010 from the comparable six month period last year due primarily to reduced interest expense and larger foreign currency exchange gains associated with changes in the Euro and the related impact on the translation of Euro denominated cash and receivables, partially offset by reduced other income.

During the second quarter of fiscal 2011, our income tax expense from continuing operations increased $120,000, or 127.7%, from the comparable quarter last year primarily due to U.S.-based state tax expense recorded on increased U.S.-based pre-tax income. No net federal tax expense was recognized in the quarter ended December 31, 2010 for our U.S.-based income from operations as it was offset by a release of our net deferred tax asset valuation allowance.

Our income tax expense from continuing operations increased $19,000, or 7.1%, during the first six months of fiscal 2011 as compared to the same period in the prior fiscal year primarily due to a higher estimated effective tax rate. As a result, the tax expense from continuing operations for the first six months of fiscal 2011 included expense from our foreign subsidiary at a statutory tax rate of 20% and state tax expense from our U.S.-based income from operations. No net federal tax expense was recognized during the first six months of fiscal 2011 for our U.S.-based income from operations as it was offset by a release of our net deferred tax asset valuation allowance.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $3.2 million for the six months ended December 31, 2010 compared to $2.2 million in the comparable period in the prior year.

At December 31, 2010, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $612,000 in cash during the six months ended December 31, 2010 compared to providing $90,000 in the comparable period in the prior year. The increase in cash provided by accounts receivable during the six months ended December 31, 2010 was the result of decreased days sales outstanding and the timing of accounts receivable collections as compared to the comparable prior year period. Days sales outstanding was 28 days as of December 31, 2010 compared to 30 days as of December 31, 2009.

Approximately $688,000 of our operating cash flow was generated by NAIE in the six months ended December 31, 2010. As of December 31, 2010, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $1.1 million during the six months ended December 31, 2010 compared to $1.6 million in the comparable period in the prior year. Capital expenditures during the six months ended December 31, 2010 and December 31, 2009 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities. Additionally, during the six months ended December 31, 2009, we received $500,000 in proceeds related to the sale of the remaining assets of the legacy RHL business.

We did not have any consolidated debt as of either December 31, 2010 or June 30, 2010.

On December 16, 2010, we executed a new Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association. This Credit Agreement replaced our previous credit facility and provides us with a line of credit of up to $5.0 million. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit, we paid a commitment fee of $12,500 and must pay an additional commitment fee of $12,500 on or before December 1, 2011. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) net income after taxes of not less than $750,000 on a trailing four quarter basis as of the end of each calendar quarter beginning with the four quarter period ended December 31, 2010; and (ii) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 2.75% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 2.50% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before November 1, 2012; provided, however, that we must maintain a zero balance on advances under the line of credit for a period of at least 30 consecutive days during each fiscal year. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2012.

On December 31, 2010, we were in compliance with all of the financial and other covenants required under our credit facility.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $170,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $532,000. As of December 31, 2010, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,063), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of December 31, 2010, we had $10.7 million in cash and cash equivalents and $5.0 million available under our working capital line of credit. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures and debt payments through at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of December 31, 2010.

There were no changes to our internal control over financial reporting during the quarterly period ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, product liability, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters will result in a material adverse effect on our business, consolidated financial condition, or results of operations. However, a settlement payment or unfavorable outcome could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes that we do not expect.

As of February 10, 2011, except as described below, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. On November 11, 2009, NAI filed a lawsuit in the U.S. District Court for the District of Delaware, accusing Vital Pharmaceutical, Inc. and DNP International Co., Inc. of infringing certain patents owned by NAI relating to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. NAI asserted claims for unfair competition and false marking, among others, against one or both of the companies named in this lawsuit and is seeking an injunction against continued infringement and violations and damages for past infringement and violations including, among others, punitive damages and attorneys’ fees. During the six months ended December 31, 2010, NAI incurred litigation expenses relating to this lawsuit of approximately $282,000. Unless otherwise settled, NAI expects its litigation expenses related to this lawsuit during the remainder of fiscal 2011 to increase to approximately $300,000 per quarter. Although we believe this litigation is supported by valid claims, there is no assurance NAI will prevail in these litigation proceedings or in similar proceedings it may initiate or that litigation expenses will be as anticipated.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.13 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

Exhibit Number	Description	Incorporated By Reference To

10.11	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.12	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.13	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.14	Agreement to Sublicense by and between NAI and Compound Solutions, Inc. dated as of March 3, 2009	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the commission on May 13, 2009

10.15	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.16	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.17	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.18	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.19	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.20	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.21	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.22	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.23	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.24	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.25	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.26	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

Exhibit Number	Description	Incorporated By Reference To

10.27	First Amendment to the Agreement to Sublicense by and between NAI and Compound Solutions, Inc. dated as of October 18, 2010	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010

10.28	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010

10.29	Credit Agreement by and between NAI and Wells Fargo Bank, National Association effective as of December 1, 2010	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010

10.30	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association dated December 1, 2010 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2011

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.