Form 10-K
period 2011-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2011-09-22
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2010) was approximately $32,330,620 (based on the closing sale price of $5.60 reported by Nasdaq on December 31, 2010). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of September 22, 2011, 7,013,313 shares of NAI’s common stock were outstanding, net of 287,364 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 2, 2011, to be filed on or before October 28, 2011.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	future levels of our revenue concentration risk:

•	development of new products and marketing strategies;

•	currency exchange rates, their effect on our results of operations, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	sources and availability of raw materials;

•	the outcome of regulatory, tax and litigation matters, the cost associated with such matters and the effect of such matters on our business and results of operation;

•	our ability to increase our marketing and advertising efforts for our Pathway to Healing® product line, the timing of such efforts and their effect on future sales;

•	inflation rates and their impact on our operations and profitability;

•	distribution channels, product sales and performance, and timing of product shipments;

•	inventories and the adequacy and intended use of our facilities;

•	current or future customer orders;

•	the impact on our business and results of operations and variations in quarterly net sales from seasonal and other factors;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification, acquisition, divestment and consolidation strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	our ability to operate within the standards set by the Food and Drug Administration’s Good Manufacturing Practices;

•	operations outside the United States (U.S.);

•	the adequacy of reserves and allowances;

•	overall industry and market performance;

•	competition and competitive advantages resulting from our quality commitment;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

As our primary business activity, we provide private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Additionally, we develop, manufacture and market our own branded products under the Pathway to Healing® product line, which is aimed at restoring, maintaining and improving health. We also seek to commercialize our patent and trademark estate related to the ingredient known as beta-alanine through various license and similar arrangements.

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

On December 5, 2005, we acquired Real Health Laboratories, Inc. (RHL), which primarily marketed branded nutritional supplements. After a careful review of our branded products portfolio and operations and a decision to narrow our branded products focus, on July 31, 2009, we completed the sale of substantially all of the assets of RHL.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, NAIE and our other wholly owned subsidiaries.

Overview of our Facilities and Operations

Our U.S.-based operations are located in San Marcos and Vista, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory and other research and development services. Our manufacturing facilities were recertified on October 6, 2010 by the Therapeutic Goods Administration (TGA) of Australia after its audit of our Good Manufacturing Practices (GMP). TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. The TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen months.

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

•	commercialize our patent estate through contract manufacturing, royalty and license agreements and protect our proprietary rights;

•	improve operational efficiencies and manage costs and business risks to improve profitability; and

•	develop and grow our own line of branded products primarily through direct-to-consumer channels.

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

While today’s consumer may have access to a variety of information, we believe many consumers remain uneducated about nutrition and nutritional supplementation, uncertain about the relevance or reliability of the information they have or are confused about conflicting claims or information, which we believe creates a significant opportunity for the direct sales marketing channel. The direct sales marketing channel has proved, and we believe will continue to prove, to be a highly effective method for marketing high quality nutritional supplements as associates or other personalities educate consumers on the benefits of science based nutritional supplements. Our largest customers operate in the direct sales marketing channel. Thus, the majority of our business has relied primarily on the effectiveness of our customers in this marketing channel.

As part of our business strategy, we have sought to commercialize our patent estate through contract manufacturing, royalty and license agreements. Since March 2009, we have had an agreement with Compound Solutions, Inc. (CSI) to grant a license of certain of our patent rights to customers of CSI who purchase beta-alanine under the CarnoSyn® trade name from CSI. The license allows CSI’s customers to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights. We receive a fee from CSI that varies based on the quantity and source of beta-alanine sold by CSI. Our current agreement with CSI expires on March 31, 2014.

During fiscal 2011, we expanded our beta-alanine licensing programs through the execution of a supply agreement with Nestle Nutrition (Nestle) and a license and supply agreement with Abbott Laboratories (Abbott). The Nestle agreement grants Nestle certain exclusive rights to a sustained release tablet form of SR CarnoSyn® beta-alanine made by NAI, under various existing and pending U.S. and international patents, in the field of sports nutrition.

Under the Abbott agreement, we have agreed to grant a license to Abbott of certain of our patent and trademark rights, and to sell to Abbott certain raw materials for Abbott’s exclusive use in the worldwide manufacture and sale of certain medical foods and medical nutritionals. Under the agreement, Abbott paid an initial license fee of $300,000. The Abbott agreement is for a term of 10 years but Abbott may terminate the agreement at any time up to March 31, 2012.

Unless sooner terminated by Abbott, upon achievement of certain milestones, the Abbott agreement requires Abbott to pay additional license fees to NAI of $450,000 on or before March 31, 2012, including $150,000 in January 2012. Unless terminated before March 31, 2012, the agreement also requires Abbott to pay to NAI additional license fees in the amount of $4,250,000 in total through six annual payments beginning on March 31, 2012. Subject to certain other conditions set forth in the agreement, after April 1, 2012 and until terminated by either party, Abbott is required to purchase certain material exclusively from NAI and make royalty payments to NAI upon Abbott’s sale of products subject to the agreement. Because Abbott may terminate the agreement at any time up to March 31, 2012, there is no assurance NAI will receive any of the additional license fees or royalty payments described above.

Our branded products segment consists primarily of the products sold under our Pathway to Healing® product line. During fiscal 2010, we increased our marketing and advertising efforts with respect to our Pathway to Healing® product line. During fiscal 2011, we began the process of re-launching a portion of our Pathway to Healing® product line and intend to further increase our marketing and advertising efforts for this product line during fiscal 2012 in an effort to expand our future sales opportunities.

We believe our comprehensive approach to customer service is unique within our industry. We believe this approach, together with our commitment to high quality, innovative products and investment in our continuing branded products, will provide the means to implement our strategies and achieve our goals. There can be no assurance, however, that we will successfully implement any of our business strategies or that we will increase or diversify our sales, successfully commercialize our patent estate, develop and grow our branded products segment, or improve our overall financial results.

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

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2011		2010
	$	%	$	%
Private Label Contract Manufacturing	$54,057	97	$63,346	96
Branded Products	1,825	3	2,207	3
Discontinued Operations (legacy RHL business)	—	—	323	1

Total Net Sales	$55,882	100	$65,876	100

Royalties, license fees and related income from our beta-alanine license and supply agreements in connection with our efforts to commercialize our beta-alanine patent estate are included in sales from private label contract manufacturing shown above.

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

Our research and development expenses for the last two fiscal years ended June 30 were $980,000 for 2011 and $1.3 million for 2010.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. In addition, the commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. We conduct identity testing for all raw materials we purchase and, on a predetermined testing protocol basis, we evaluate raw materials to ensure their quality, purity and potency before we use them in our products. We typically buy raw materials in bulk from qualified vendors located both within and outside the U.S. During fiscal 2011, Mannatech, Incorporated and Improve USA, Inc. accounted for 20% of our total raw material purchases.

Our contract manufacturing business did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials during fiscal 2011. In early March 2011, however, the factory that produces the major supply of beta-alanine sold under our CarnoSyn® trade name was damaged as a result of the massive earthquake off the coast of Sendai, Japan resulting in a significant beta-alanine supply interruption. While this Japanese factory resumed operations in June 2011 and is producing beta-alanine at historical levels, there is no assurance this facility will not incur future production interruptions as a result of additional earthquake related activity or other causes. Throughout fiscal 2012, we expect to experience difficulties in sourcing various raw materials, including beta-alanine, as a result of worldwide shortages and other supply constraints. We also believe raw material and product cost pricing pressures will exist throughout fiscal 2012 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs.

Major Customers

NSA International, Inc. (NSA) has been our largest customer over the past several years. During the fiscal year ended June 30, 2011, NSA accounted for approximately 53% of our net sales from continuing operations. We have a Manufacturing Agreement with NSA dated April 1, 2005, as amended. Under the terms of our agreement with NSA, we develop, manufacture, produce and package certain nutritional products for NSA based on monthly purchase orders submitted to us by NSA and provide certain consulting services, at such prices as are agreed upon from time to time. The agreement requires that NSA purchase at least 75% of NSA’s monthly domestic requirements for certain of its products from us. The agreement expires on April 1, 2012, and may only be terminated in the event of a default under the agreement by either party. The agreement prohibits us from manufacturing or distributing any products that are substantially similar to the products we manufacture for NSA during the term of the agreement and for a period of three years thereafter. We are currently in discussions with NSA to renew this agreement prior to its expiration.

Our second largest customer was Mannatech, Incorporated (Mannatech), which accounted for approximately 20% of our net sales from continuing operations during fiscal 2011. We have a Manufacturing Agreement with Mannatech and its affiliates dated April 22, 1998, as amended. Under the terms of our agreement with Mannatech, we manufacture, produce and bulk package certain nutritional products for Mannatech based on purchase orders submitted to us by Mannatech, at such prices as are agreed upon from time to time. The agreement automatically extends for successive one year periods unless terminated by either party in the event of a breach of the agreement by the other party or on at least 60 days written notice prior to the expiration of the then current term. We also have a Manufacturing Sales Agreement with Mannatech and its affiliates dated November 19, 2004, under which we have the exclusive right to develop and manufacture certain products for Mannatech to be sold in Germany and Denmark. This agreement automatically extends for successive one year periods unless terminated by either party for cause or in the event of a breach of the agreement by the other party or upon written notice prior to the expiration of the then current term.

Both NSA International, Inc. and Mannatech, Incorporated are private label contract manufacturing customers. No other customer accounted for 10% or more of our net sales during fiscal 2011. We continue to focus on obtaining new private label contract manufacturing customers and growing our remaining branded products to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

Competition

We compete with other manufacturers, distributors and marketers of vitamins, minerals, herbs, and other nutritional supplements both within and outside the U.S. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements comes from many sources. These products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), health and natural food stores, and direct sales channels (mail order, network marketing and e-marketing companies). The products we produce for our private label contract manufacturing customers may compete with our own branded products, although we believe such competition is limited.

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

Our future competitive position for both private label contract manufacturing and branded products will likely depend on, but not be limited to, the following:

•	the continued acceptance of our products by our customers and consumers;

•	our ability to continue to manufacture high quality products at competitive prices;

•	our ability to protect our proprietary rights in our patent estate and the continued validity of such estate;

•	our ability to attract and retain qualified personnel;

•	the effect of any future governmental regulations on our products and business;

•	the results of, and publicity from, product safety and performance studies performed by governments and other research institutions;

•	the continued growth of the global nutrition industry; and

•	our ability to respond to changes within the industry and consumer demand, financially and otherwise.

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

We have three foreign trademark registrations. One trademark is registered with the Japanese Patent and Trademark Office and two are registered with the Australia Patent and Trademark Office. In addition, we have two pending trademark applications with the Trademarks and Designs Registration Office of the European Union, and intend to register additional trademarks in foreign countries where our products are or may be sold in the future. We also claim common law ownership and protection of certain unregistered trademarks and service marks. Trademark rights are based on use of a mark. Common law use of a mark offers protection of a mark within the particular geographic area in which it is used. We believe our registered and unregistered trademarks constitute valuable assets, adding to the recognition of our products and services in the marketplace. These and other proprietary rights have been and will continue to be important in enabling us to compete.

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

Patents and Patent Licenses. We currently own six U.S. patents, corresponding foreign patents or patent applications, which include patents or applications in fifteen countries in North America, Europe and Asia. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI and we make certain ongoing royalty payments to the prior owners of the patents. We also license rights to certain uses that are covered by the patents to the prior owners. The royalty payments and license continue until the expiration of the patents. We are currently exclusively licensing our patent rights to two customers for use in limited markets, and since March 2009 have had an agreement with CSI to grant a license of certain patent and trademark rights to customers of CSI who purchase beta-alanine from CSI. The license agreement allows CSI’s customers to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights. We receive royalties from CSI that vary based on the quantity and source of beta-alanine sold by CSI. Five of the patents expire in August 2017 and one patent expires in March 2025.

Beginning in fiscal 2009, the licensing and related fees we have received associated with the sale and license of beta-alanine under the CarnoSyn® trade name have grown steadily from $515,000 in fiscal 2009 to $1.7 million in fiscal 2011. We expect our licensing and related revenue to expand further during fiscal 2012. However, we also incurred litigation expenses of approximately $1.4 million during fiscal 2011 in connection with our efforts to protect our proprietary rights and patent estate, and expect to incur additional litigation expenses during fiscal 2012.

Other Intellectual Property. We have license agreements with Dr. Cherry and his ministries pursuant to which we have the right to use the names, likenesses, styles, personas and certain other intellectual property and attributes of Dr. Cherry to market and distribute nutritional and dietary supplements and related products and materials, including the Pathway to Healing® product line. The license agreements require the payment of certain royalties based on net sales. The licenses are in effect until December 31, 2012, and automatically extend for successive one (1) year periods unless terminated by either party at least 120 days before the expiration of the then current term.

Employees

As of June 30, 2011, we employed 127 full-time employees in the U.S., two of whom held executive management positions. Of the remaining full-time employees, 24 were employed in research, laboratory and quality control, eight in sales and marketing, and 93 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2011, we had five temporary personnel.

As of June 30, 2011, NAIE employed an additional 26 full-time employees. Most of these positions were in the areas of manufacturing and manufacturing support.

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

Financial Information about Our Business Segments and Geographic Areas

Our operations are comprised of two reportable segments:

•

Private label contract manufacturing, in which we primarily provide manufacturing services to companies that market and distribute nutritional supplements and other health care products; and royalty, licensing and related income associated with the sale and license of beta-alanine under our CarnoSyn® trade name.

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

You should carefully review and consider the risks described below, as well as the other information in this report and in other reports and documents we file with the SEC when evaluating our business and future prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also occur. If any of the following risks or any additional risks and uncertainties actually occur or become material, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock. You should not draw any inference as to the magnitude of any particular risk from its position in the following discussion.

Because we derive a significant portion of our revenues from a limited number of customers, our revenues would be adversely affected by the loss of a major customer or a significant change in its business, personnel or the timing or amount of its orders.

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2011, sales to one customer, NSA International, Inc., were approximately 53% of our total net sales from continuing operations. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 20% of our net sales from continuing operations during fiscal 2011. The loss of one of these customers or other major customers, a significant decrease in sales to these customers, or a significant change in their business or personnel, would materially affect our financial condition and results of operations. Furthermore, the timing of our customers’ orders is impacted by, among others, their marketing programs, customer demand, supply chain management, entry into new markets and new product introductions, all of which are outside of our control. All of these attributes have had and will have a significant impact on our business.

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

Our net sales from continuing operations declined during fiscal 2011 as compared to fiscal 2010 and there can be no assurance that our net sales will improve in the near term, or that we will earn a profit in any given year. We have experienced net losses in the past, including fiscal years 2009 and 2008, and may incur losses in the future. Our operating results will fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We anticipate generating positive net income in fiscal 2012, although there is no assurance we will be able to do so. Fluctuations in our operating results may adversely affect the share price of our common stock.

A significant or prolonged economic downturn, such as the one the global economy has recently experienced, could have, and recently has had, a material adverse effect on our results of operations.

Our results of operations are affected by the level of business activity of our customers and licensees, which in turn is affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private label contract manufacturing customers, as well as our branded products and products sold or manufactured by others using our licensed patent rights. During fiscal 2011, the decline in economic conditions in the U.S. and the various foreign markets in which our customers operate negatively impacted our customers’ businesses and our operations. A continued or further decline in consumer demand and the level of business activity of our customers due to economic conditions could have a material adverse effect on our revenues and profit margins.

We may incur, and have incurred, significant costs defending our intellectual property or be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others.

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents and similar intellectual property. There can be no assurance that we will not incur significant patent and trademark litigation costs associated with defending this intellectual property. During fiscal 2011, we incurred approximately $1.4 million in patent litigation expense and expect litigation expenses during fiscal 2012 to be approximately $100,000 to $150,000 per quarter, in connection with our efforts to protect our proprietary rights and patent estate. These efforts are described in more detail under Item 3 of this report. There is no assurance we will be able to protect our intellectual property adequately or that our intellectual property rights will be upheld. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. This litigation, even if successful, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operation and financial condition. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

We buy our raw materials from a limited number of suppliers. During fiscal 2011, approximately 20% of our total raw material purchases were from two suppliers. The loss of any of our major suppliers or of a supplier that provides any hard to obtain materials could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

We rely solely on one supplier to process certain raw materials that we use in the product line of our largest customer. The loss of or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. During early fiscal 2009, we experienced increases in various product raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs. We believe raw material and product cost pricing pressures will resume throughout fiscal 2012 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations or financial condition.

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

In addition, our efforts to commercialize our patent estate, and the royalty, license fees and other revenues we receive from our related license and supply agreements, are substantially dependent on the availability of the raw material beta-alanine and sales of such raw material or products incorporating such raw material. The availability of the raw ingredient beta-alanine, and thus sales of such raw material and products using such material, would be negatively impacted by any shortages, interruptions and similar risks described above, which could in turn adversely affect the amount of fees we receive from CSI, as well as other parties with whom we have license or supply agreements. In early March 2011 the factory that produces the major supply of beta-alanine sold under our CarnoSyn® trade name was damaged as a result of the massive earthquake off the coast of Sendai, Japan resulting in a significant beta-alanine supply interruption. As a result, our fiscal 2011 fourth quarter beta-alanine licensing revenue declined 85% from the preceding quarter ended March 31, 2011. While this Japanese factory resumed operations in June 2011 and is producing beta-alanine at historical levels, there is no assurance this facility will not incur future production interruptions as a result of additional earthquake related activity or other causes.

Our industry is highly competitive and we may be unable to compete effectively. Increased competition could adversely affect our financial condition.

The market for our products, and those of our customers, is highly competitive. Many of our competitors are substantially larger and have greater financial resources and broader name recognition than we do. Our larger competitors may be able to devote greater resources to research and development, marketing and other activities that could provide them with a competitive advantage. Our market has relatively low entry barriers and is highly sensitive to the introduction of new products that may rapidly capture a significant market share. Increased competition could result in price reductions, reduced gross profit margins or loss of market share, any of which could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to compete in this intensely competitive environment.

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

We maintain product liability insurance coverage, including primary product liability and excess liability coverage. The cost of this coverage has increased dramatically in recent years, while the availability of adequate insurance coverage has decreased. While we expect to be able to continue our product liability insurance, there can be no assurance that we will in fact be able to continue such insurance coverage, that our insurance will be adequate to cover any liability we may incur, or that our insurance will continue to be available at an economically reasonable cost.

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

If we or our private label contract manufacturing customers expand into additional markets outside the U.S. or our or their sales in markets outside the U.S. increase, our business would become increasingly subject to political, economic, regulatory and other risks in those markets, which could adversely affect our business.

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

The manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the U.S. and in other countries. For example, we are required to comply with certain GMPs and incur costs associated with the audit and certification of our facilities. Failure to comply with governmental regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by a governmental agency could materially adversely affect our ability to successfully market our products. In addition, if the governmental agency has reason to believe the law is being violated (for example, if it believes we do not possess adequate substantiation for product claims), it can initiate an enforcement action. Governmental agency enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by the governmental agency could materially adversely affect our ability and our customers’ ability to successfully market those products.

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

Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. Additionally, there can be no assurance that our existing line of credit will be sufficient to meet our working capital needs. Furthermore, if we fail to maintain certain loan covenants we may no longer have access to the credit line. Our credit line terminates in November 2012.

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

We manufacture the vast majority of our products at our manufacturing facility in California. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Our manufacturing operations are subject to power failures, blackouts, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of governmental agencies, including the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slowdowns or delays in our operations. While we have implemented and are evaluating various emergency, contingency and disaster recovery plans and maintain business interruption insurance, there can be no assurance that the occurrence of these or any other operational problems at our facilities in California or at NAIE’s facility in Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance that our contingency plans will prove to be adequate or successful if needed or that our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations.

We outsource our branded products fulfillment and call center activities. The operation of the third party service provider’s facilities is subject to the interruption and similar risks described above for our facilities and there can be no assurance that these interruptions or any other operational problem at such third party’s facilities would not have a material adverse effect on our business, financial condition and results of operations.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 20% of our outstanding shares of common stock as of June 30, 2011, including approximately 18% of our outstanding shares of common stock beneficially owned by Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, and his family and affiliates. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

This table summarizes our facilities as of June 30, 2011. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

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

As of September 22, 2011, except as described below, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. On November 11, 2009, NAI filed a lawsuit in the U.S. District Court for the District of Delaware, accusing Vital Pharmaceutical, Inc. (VPX) and DNP International Co., Inc. (DNP) of infringing certain patents owned by NAI relating to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. NAI asserted claims for unfair competition and false marking, among others, against one or both of the companies named in this lawsuit and sought an injunction against continued infringement and violations and damages for past infringement and violations including, among others, punitive damages and attorneys’ fees. During the year ended June 30 2011, NAI incurred litigation expenses relating to this lawsuit of approximately $1.4 million.

On August 8, 2011, a settlement agreement was reached between NAI and VPX and the patent litigation was dismissed against DNP. As part of the settlement, NAI granted VPX a limited and restricted covenant not to sue on certain claims of NAI’s asserted beta-alanine patents and VPX agreed to dismiss its claims of invalidity and to cease certain business activities.

On August 3, 2011, NAI amended its complaint against DNP to reassert its federal claims for unfair competition and false advertising, as well as state claims for deceptive trade practices. Unless otherwise settled, NAI expects litigation expenses related to its continuing lawsuit against DNP to be approximately $100,000 to $150,000 per quarter during fiscal 2012. Although we believe this litigation is supported by valid claims, there is no assurance NAI will prevail in this litigation or in similar proceedings it may initiate or that litigation expenses will be as anticipated.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low closing prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2011 and 2010:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$7.95	$6.19	$7.85	$6.42
Second Quarter	$7.90	$5.29	$7.90	$7.05
Third Quarter	$5.69	$5.20	$8.45	$7.47
Fourth Quarter	$5.54	$3.20	$8.05	$6.09

Holders

As of September 16, 2011, there were approximately 286 stockholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to help provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2011, we did not sell any unregistered securities.

Repurchases

During the fourth quarter of the fiscal year ended June 30, 2011, we repurchased 106,023 shares of our common stock at a total cost of $426,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of June 30, 2011)
April , 2011 to April 30, 2011	—	—	—	—
May 1, 2011 to May 31, 2011	—	—	—	—
June 1, 2011 to June 30, 2011	106,023	$3.97	106,023[1]	$1,579,413

Total	106,023		106,023	$1,579,413

1.	On June 3, 2011, we announced a plan to repurchase up to $2 million of our shares of common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2011 and 2010 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, developing and growing our own line of branded products and commercializing our patent estate through contract manufacturing, royalty and license agreements. During fiscal 2011, we expanded our beta-alanine licensing programs through the execution of a supply agreement with Nestle Nutrition and a license and supply agreement with Abbott Laboratories, as described in Item 1 of this report under “Business Strategy.” We also incurred litigation expenses of approximately $1.4 million during fiscal 2011, and expect litigation expenses during fiscal 2012 to be approximately $100,000 to $150,000 per quarter, in connection with our efforts to protect our proprietary rights and patent estate. These efforts are described in more detail under Item 3 of this report.

During fiscal 2011, our net sales from continuing operations were 14.8% lower than in fiscal 2010. Private label contract manufacturing sales declined 14.7% due primarily to lower volumes of existing products in existing markets sold to our two largest customers. This decline was partially offset by increased sales to other new and existing customers and royalty income related to our license agreement for the distribution of beta-alanine under our CarnoSyn® trade name and other license and supply agreements in connection with our beta-alanine patent estate. During fiscal 2011, CarnoSyn® beta-alanine royalty and licensing revenue totaled $1.7 million, representing an 82% increase over the comparable prior year period. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed.

Revenue concentration to our two largest private label contract manufacturing customers as a percentage of our total sales from continuing operations decreased to 73% in fiscal 2011 from 82% for fiscal 2010. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease marginally during fiscal 2012 with the anticipated addition of new customer sales and increased sales to existing customers.

Net sales from our branded products declined 17.3% in fiscal 2011 as compared to fiscal 2010 due to the continued softening of sales of our Pathway to Healing® product line. Our branded products segment consists primarily of the products sold under our Pathway to Healing® product line. Beginning in April 2007, Dr. Cherry ceased airing his weekly television program, which had served as the primary customer acquisition vehicle in marketing the Pathway to Healing® product line. While sales of the product line have been primarily generated by continuity orders from long-standing repeat customers, the loss of the television program has had a negative impact on our ability to acquire new customers and retain existing customers. During fiscal 2011, we began the process of re-launching a portion of our Pathway to Healing® product line and intend to further increase our marketing and advertising efforts for this product line during fiscal 2012 in an effort to expand our future sales opportunities.

During fiscal 2012, we plan to continue to focus on:

•

Leveraging our state of the art, certified facilities to increase the value of the goods and services we provide to our highly valued private label contract manufacturing customers, and assist us in developing relationships with additional quality oriented customers;

•	Expanding the commercialization of our beta-alanine patent estate through contract manufacturing, royalty and license agreements and protecting our proprietary rights;

•	Implementing focused initiatives to grow our Pathway to Healing® product line; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 8 in this report have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Our significant accounting policies are described in the notes to our consolidated financial statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Our critical accounting policies include those listed below.

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

We also enter into arrangements whereby revenues are derived from multiple deliverables. In these arrangements, we record revenue as separate elements if the delivered items have value to the customer on a standalone basis, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the seller’s control. Arrangement consideration should be allocated at the inception of the arrangement to all deliverables using the relative selling price method that is based on a three-tier hierarchy. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s estimated selling price. Applicable revenue recognition criteria are also considered separately for separate units of accounting. Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent our continuing obligations, are deferred until all applicable revenue recognition criteria are met for each separable element. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the multiple-elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

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

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. We have sold this ingredient to a customer for use in a limited market, and since March 2009 have had an agreement with CSI under which we have agreed to grant a license of certain of our patent rights to customers of CSI who purchase beta-alanine from CSI. Before July 1, 2011, we received a fee from CSI that varied based on the amount of net sales of beta-alanine sold by CSI less CSI’s costs and other agreed upon expenses. As of July 1, 2011, we receive a fee from CSI that varies based on the quantity of beta-alanine sold by CSI and the source of such beta-alanine. In June 2011, we entered into the agreement with Abbott under which we agreed to grant an exclusive license for the use of beta-alanine in certain medical foods and medical nutritionals. We recorded royalty income as a component of revenue in the amount of $1.7 million during the year ended June 30, 2011 and $958,000 during the year ended June 30, 2010. These royalty income amounts result in by royalty expense paid to the original patent holders from whom NAI acquired the patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $268,000 during the year ended June 30, 2011 and $187,000 during the year ended June 30, 2010.

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

Accounting for Income Taxes

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2011 and June 30, 2010, we had not recorded any tax liabilities for uncertain tax positions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2011, we concluded that it was more likely than not that we would be able to realize the benefit of our federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on our net deferred tax assets by $3.3 million at June 30, 2011. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

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

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2011, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. As of June 30, 2011, the notional amounts of our foreign exchange contracts were $13.4 million (EUR 9.3 million). These contracts will mature over the next 13 months.

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

Impairment of Assets

Our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets and certain identifiable intangibles when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. During fiscal 2010, we recorded an impairment loss of $325,000 related to manufacturing equipment that was determined to be obsolete. Due to the sale of substantially all of the remaining assets of RHL on July 31, 2009, we are no longer carrying any intangible assets. We did not recognize any impairment losses during fiscal 2011.

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

	Fiscal Year Ended
	June 30, 2011		June 30, 2010		Increase (Decrease)
Private label contract manufacturing	$54,057	97%	$63,346	97%	$(9,289)	(15)%
Branded products	1,825	3%	2,207	3%	(382)	(17)%

Total net sales	55,882	100%	65,553	100%	(9,671)	(15)%
Cost of goods sold	45,253	81%	54,702	83%	(9,449)	(17)%

Gross profit	10,629	19%	10,851	17%	(222)	(2)%
Selling, general & administrative expenses	8,304	15%	7,579	12%	725	10%

Operating income from continuing operations	2,325	4%	3,272	5%	(947)	(29)%
Other expenses, net	46	0%	245	0%	199	81%

Income from continuing operations before income taxes	2,279	4%	3,027	5%	(748)	(25)%
Income tax benefit	(2,736)	(5)%	(943)	(1)%	(1,793)	(190)%

Income from continuing operations	5,015	9%	3,970	6%	1,045	26%
Income from discontinued operations, net of tax	71	0%	157	0%	(86)	(55)%

Net income	$5,086	9%	$4,127	6%	$959	23%

Fiscal 2011 Compared to Fiscal 2010

The percentage decrease in private label contract manufacturing net sales was primarily attributed to the following:

	Percentage Change
NSA International, Inc. (NSA)	(6	)(1)
Mannatech, Incorporated	(14	)(2)
Other customers	5	(3)

Total	(15)

1	The decrease in net sales to NSA International, Inc. for fiscal 2011 included a decline in international sales of 17.9% and a decline in domestic sales of 6.7%. The international sales decline was due primarily to lower demand by NSA’s consumers and NSA’s inventory management program. The domestic sales decline was due to lower demand by NSA’s consumers and lower average sales prices.
2	Net sales to Mannatech, Incorporated decreased in fiscal 2011 primarily as a result of lower volumes of established products in existing markets.
3	The increase in net sales to other customers was primarily due to sales of new products for new and existing customers, increased sales of existing products for existing customers, and increased royalty and related income from our beta-alanine license and supply agreements.

Net sales from our continuing branded products segment decreased 17.3% during fiscal 2011 due primarily to the continued softening of sales of the Pathway to Healing® product line following the cessation of Dr. Cherry’s weekly television program in April 2007, which had served as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Consolidated gross profit margin from continuing operations increased 2.4 percentage points primarily due to the following:

Percentage Change
Shift in sales mix and material cost	2.8
Changes in overhead expenses	(0.5)
Direct and indirect labor	(0.1)
Branded products operations	0.2

Total	2.4

Private label contract manufacturing gross profit margin increased 2.4 percentage points to 18.1% in fiscal 2011 compared to 15.7% in fiscal 2010. The increase in gross profit as a percentage of sales was primarily due to a shift in sales mix towards higher margin products as compared to the prior year, reduced raw material and inventory obsolescence costs, increased royalty and other income related to our beta-alanine license and supply agreements, partially offset by increased overhead expenses and increased direct and indirect labor costs.

Branded products gross profit margin increased 6.6 percentage points to 47.2% in fiscal 2011 from 40.6% in fiscal 2010 due primarily to reduced material costs, lower inventory write-offs, partially offset by increased shipping expenses.

Selling, general and administrative expenses from continuing operations increased $725,000, or 9.6% during fiscal 2011. This increase was attributed to a $571,000 increase in operating costs from our domestic contract manufacturing operation related to increased patent defense litigation expenses partially offset by reduced audit and consulting costs. Selling, general and administrative expenses for our branded products business also increased $154,000 during fiscal 2011 associated with increased marketing activity and website enhancements.

Other expense, net decreased $199,000 primarily due to a $194,000 reduction in foreign currency exchange losses related to the strengthening of the Euro during fiscal 2011 and the corresponding impact on the translation of Euro denominated cash and receivables.

During fiscal 2011, we recorded U.S.-based federal tax expense of $313,000 on U.S.-based income from continuing operations before income taxes, which was offset by the release of our deferred tax asset valuation of $2.5 million resulting in a net federal tax benefit of $2.2 million. In addition, during fiscal 2011, we recorded a state tax expense of $119,000 on U.S.-based income from continuing operations before income taxes, which was offset by the release of our deferred tax asset valuation of $871,000 resulting in net state tax benefit of $752,000. We released our deferred tax asset valuations based on our cumulative income from our U.S.-based operations for the two year period ended June 30, 2011 and our expectations of income on a going-forward basis. The U.S.-based net tax benefit from continuing operations for fiscal 2011 was offset by $275,000 in tax expense from NAIE.

Net Income from Discontinued Operations

For fiscal 2011, net income from discontinued operations was $71,000, or $0.01 per diluted share. For fiscal 2010, net income from discontinued operations was $157,000, or $0.02 per diluted share. We do not expect any additional activity from discontinued operations on a going-forward basis.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $9.1 million in fiscal 2011 compared to net cash provided by operating activities of $7.1 million in fiscal 2010.

Income from continued operations increased to $5.0 million during fiscal 2011 as compared to income from continued operations of $4.0 million in the prior fiscal year. At June 30, 2011, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers, provided $1.4 million in cash during fiscal 2011 compared to $1.1 million in fiscal 2010. The increase in cash provided by accounts receivable during fiscal 2011 was primarily due to the timing of shipments and collection of receivables combined with decreased days sales outstanding as compared to fiscal 2010. Days sales outstanding were 26 days during fiscal 2011, as compared to 29 days for fiscal 2010. Changes in income taxes provided $1.2 million in cash during fiscal 2011 primarily due to the collection of an income tax receivable recorded in fiscal 2010. Deferred income taxes increased $3.1 million during fiscal 2011 due to the release of the valuation allowance previously recorded against our deferred tax assets.

At June 30, 2011, changes in inventory provided $811,000 in cash during fiscal 2011 compared to $2.0 million of cash provided in fiscal 2010. The decrease in inventory in fiscal 2011 was primarily related to declining sales demand and management’s continued efforts to reduce our working capital investment in inventory.

Approximately $1.0 million of our operating cash flow was generated by NAIE in fiscal 2011. As of June 30, 2011, NAIE’s undistributed retained earnings of $8.5 million were considered indefinitely reinvested.

Cash used in investing activities in fiscal 2011 was $1.7 million compared to $1.3 million in fiscal 2010. Capital expenditures were $1.7 million during fiscal 2011 compared to $2.5 million in fiscal 2010. Capital expenditures during fiscal 2011 and fiscal 2010 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities. Additionally, during fiscal 2010, we received $500,000 in proceeds related to the sale of the remaining assets of the legacy RHL business.

At June 30, 2011 and June 30, 2010, we had no consolidated debt.

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

On June 30, 2011, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.6 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $192,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $600,000. As of June 30, 2011, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,201), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of June 30, 2011, we had $15.5 million in cash and cash equivalents and $5.8 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2010 and 2011, we did not experience any significant increases in product raw material or operational costs. We currently believe raw material and product cost pricing pressures will exist throughout fiscal 2012 as a result of limited supplies of various ingredients, including beta-alanine, and the effects of higher labor and transportation costs. We do not believe current inflation rates will have a material impact on our future operations or profitability.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included under Note A in the notes to our consolidated financial statements included under Item 8 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

September 22, 2011

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$15,461	$8,547
Accounts receivable – less allowance for doubtful accounts of $73 at June 30, 2011 and $26 at June 30, 2010	3,176	4,632
Inventories, net	6,499	7,310
Deferred income taxes	1,639	—
Income tax receivable	—	1,142
Prepaids and other current assets	1,053	1,149

Total current assets	27,828	22,780

Property and equipment, net	11,411	12,968
Long-term pension asset	64	36
Deferred income taxes	1,388	—
Other noncurrent assets, net	453	364

Total assets	$41,144	$36,148

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,232	$2,049
Accrued liabilities	1,009	850
Accrued compensation and employee benefits	1,234	1,366
Income taxes payable	472	289
Liabilities of discontinued operations	—	78

Total current liabilities	4,947	4,632
Deferred rent	719	906

Total liabilities	5,666	5,538

Commitments and contingencies Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2011 and June 30, 2010, issued and outstanding (net at treasury shares) 7,013,713 at June 30, 2011 and 7,109,736 at June 30, 2010	72	72
Additional paid-in capital	19,357	19,199
Accumulated other comprehensive loss	(365)	(415)
Retained earnings	17,939	12,853
Treasury stock, at cost, 286,964 shares at June 30, 2011 and 180,941 at June 30, 2010	(1,525)	(1,099)

Total stockholders’ equity	35,478	30,610

Total liabilities and stockholders’ equity	$41,144	$36,148

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2011	2010
Net sales	$55,882	$65,553
Cost of goods sold	45,253	54,702

Gross profit	10,629	10,851
Selling, general & administrative expenses	8,304	7,579

Operating income from continuing operations	2,325	3,272
Other expense:
Interest income	17	15
Interest expense	(58)	(109)
Foreign exchange loss	(9)	(203)
Other, net	4	52

	(46)	(245)

Income from continuing operations before income taxes	2,279	3,027
Benefit for income taxes	(2,736)	(943)

Income from continuing operations	5,015	3,970
Income from discontinued operations, net of tax	71	157

Net income	$5,086	$4,127

Change in minimum pension liability, net of tax	21	150
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	29	—

Comprehensive income	$5,136	$4,277

Net income per common share:
Basic:
Continuing operations	$0.71	$0.56
Discontinued operations	0.01	0.02

Net income	$0.72	$0.58

Diluted:
Continuing operations	$0.70	$0.56
Discontinued operations	0.01	0.02

Net income	$0.71	$0.58

Weighted average common shares outstanding:
Basic	7,110,762	7,080,516
Diluted	7,117,572	7,108,661

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
Balance, June 30, 2009	7,249,734	$71	$18,899	$8,726	180,941	$(1,099)	$(565)	$26,032

Issuance of common stock for employee stock purchase plan and stock option exercises	40,943	1	49	—	—	—	—	50
Compensation expense related to stock options and employee stock purchase plan	—	—	251	—	—	—	—	251
Change in minimum pension liability, net of tax	—	—	—	—	—	—	150	150
Net income	—	—	—	4,127	—	—	—	4,127

Balance, June 30, 2010	7,290,677	72	19,199	12,853	180,941	(1,099)	(415)	30,610

Issuance of common stock for stock option exercises	10,000	—	28	—	—	—	—	28
Compensation expense related to stock options	—	—	233	—	—	—	—	233
Repurchase of common stock	—	—	—	—	106,023	(426)	—	(426)
Tax benefit from exercise of stock options	—	—	(103)	—	—	—	—	(103)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	21	21
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	29	29
Net income	—	—	—	5,086	—	—	—	5,086

Balance, June 30, 2011	7,300,677	$72	$19,357	$17,939	286,964	$(1,525)	$(365)	$35,478

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(in thousands)

	2011	2010
Cash flows from operating activities
Income from continuing operations	$5,015	$3,970
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	47	(1)
Depreciation and amortization	3,224	3,346
Non-cash equipment impairment charge	—	325
Tax benefit from exercise of stock options	103	—
Deferred income taxes	(3,059)	—
Non-cash compensation	233	251
Pension expense	7	59
Loss on disposal of assets	5	12
Changes in operating assets and liabilities:
Accounts receivable	1,409	1,054
Inventories	811	2,010
Other assets	69	(95)
Accounts payable and accrued liabilities	140	(2,577)
Income taxes	1,222	(1,341)
Accrued compensation and employee benefits	(132)	202
Contribution to pension plan	—	(450)

Net cash provided by operating activities from continuing operations	9,094	6,765
Net cash (used) provided by operating activities from discontinued operations	(7)	323

Net cash provided by operating activities	9,087	7,088

Cash flows from investing activities
Capital expenditures	(1,717)	(2,533)
Proceeds from sale of property & equipment	45	15
Redemption of certificate of deposit	—	699

Net cash used in investing activities from continuing operations	(1,672)	(1,819)
Net cash provided by investing activities from discontinued operations, including proceeds from asset sales	—	500

Net cash used in investing activities	(1,672)	(1,319)

Cash flows from financing activities
Payments on long-term debt	—	(1,267)
Issuance of common stock	28	50
Repurchase of common stock	(426)	—
Tax benefit from exercise of stock options	(103)	—

Net cash used in financing activities	(501)	(1,217)

Net increase in cash and cash equivalents	6,914	4,552
Cash and cash equivalents at beginning of year	8,547	3,995

Cash and cash equivalents at end of year	$15,461	$8,547

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$306	$411
Interest	$20	$119
Disclosure of non-cash activities:
Change in minimum pension liability, net of tax	$(21)	$(150)
Change in unrealized loss resulting from change in fair value of derivative instruments, net of tax	$(28)	$—

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

Reclassifications

Certain items previously reported in prior year’s consolidated financial statements have been reclassified to conform with current year presentation. Such reclassifications had no effect on previously reported total assets, stockholder’s equity, or net income.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update are the result of the work of the FASB and the International Accounting Standards Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements. The amendment becomes effective for interim and annual periods beginning after December 15, 2011, which will be the third quarter of our fiscal 2012. We are currently assessing the future impact of this ASU to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will become effective for interim and annual periods beginning after December 15, 2011, which will be the third quarter of our fiscal 2012. The update will eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the update will require companies to present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 concerns disclosures only and will not have a material impact on our financial position or results of operations.

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

Our financial statements include the following Level 1 financial instruments: cash, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at June 30, 2011 and June 30, 2010. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of June 30, 2011 was a liability of $15,000. We did not have any forward exchange contracts as of June 30, 2010. As of June 30, 2011 and June 30, 2010, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets between Level 2 and 3 during fiscal 2011.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and customer credit-worthiness. An allowance for estimated doubtful accounts is maintained based on historical experience and identified customer credit issues. We monitor collections regularly and adjust the allowance for doubtful accounts as necessary to recognize any changes in credit exposure. Upon conclusion that a receivable is uncollectible, we record the respective amount as a charge against allowance for doubtful accounts. To date, such doubtful accounts reserves, in the aggregate, have been adequate to cover collection losses.

Inventories

We operate primarily as a private label contract manufacturer that builds products based upon anticipated demand or following receipt of customer specific purchase orders. From time to time, we build inventory for private label contract manufacturing customers under a specific purchase order with delivery dates that may subsequently be rescheduled or canceled at the customer’s request. We value inventory at the lower of cost (first-in, first-out) or market (net realizable value) on an item-by-item basis, including costs for raw materials, labor and manufacturing overhead. We establish reserves equal to all or a portion of the related inventory to reflect situations in which the cost of the inventory is not expected to be recovered. This requires us to make estimates regarding the market value of our inventory, including an assessment for excess and obsolete inventory. Once we establish an inventory reserve amount in a fiscal period, the reduced inventory value is maintained until the inventory is sold or otherwise disposed of. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, the estimated time required to sell such inventory, the remaining shelf life and efficacy, the foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to its net realizable value.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2010, we recorded an impairment loss of $325,000 included in cost of goods sold related to manufacturing equipment that was determined to be obsolete. We did not recognize any impairment losses during fiscal 2011.

Derivative Financial Instruments

We currently may use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts and currency options. To the extent we use derivative financial instruments, we account for them using the deferral method, when such instruments are intended to hedge identifiable, firm foreign currency commitments or anticipated transactions and are designated as, and effective as, hedges. Foreign exchange exposures arising from certain transactions that do not meet the criteria for the deferral method are marked-to-market through the Consolidated Statements of Operations and Comprehensive Income.

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2011, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. As of June 30, 2011, the notional amounts of our foreign exchange contracts were $13.4 million (EUR 9.3 million). These contracts will mature over the next 13 months.

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

We also enter into arrangements whereby revenues are derived from multiple deliverables. In these arrangements, we record revenue as separate elements if the delivered items have value to the customer on a standalone basis, and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the seller’s control. Arrangement consideration should be allocated at the inception of the arrangement to all deliverables using the relative selling price method that is based on a three-tier hierarchy. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s estimated selling price. Applicable revenue recognition criteria are also considered separately for separate units of accounting. Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent our continuing obligations, are deferred until all applicable revenue recognition criteria are met for each separable element. Contract interpretation is normally required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the multiple-elements, when to begin to recognize revenue for each element, and the period over which revenue should be recognized.

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

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. We have sold this ingredient to a customer for use in a limited market, and since March 2009 have had an agreement with CSI under which we have agreed to grant a license of certain of our patent rights to customers of CSI who purchase beta-alanine from CSI. Before July 1, 2011, we received a fee from CSI that varied based on the amount of net sales of beta-alanine sold by CSI less CSI’s costs and other agreed upon expenses. As of July 1, 2011, we receive a fee from CSI that varies based on the quantity of beta-alanine sold by CSI and the source of such beta-alanine.

In June 2011, we entered into the agreement with Abbott under which we agreed to grant an exclusive license for the use of beta-alanine in certain medical foods and medical nutritionals. Under the agreement, Abbott paid an initial license fee of $300,000. The Abbott agreement is for a term of 10 years but Abbott may terminate the agreement at any time up to March 31, 2012. Unless sooner terminated by Abbott, upon achievement of certain milestones, the Abbott agreement requires Abbott to pay additional license fees to NAI of $450,000 on or before March 31, 2012, including $150,000 in January 2012. Unless terminated before March 31, 2012, the agreement also requires Abbott to pay to NAI additional license fees in the amount of $4,250,000 in six annual payments beginning on March 31, 2012. Subject to certain other conditions set forth in the agreement, after April 1, 2012 and until terminated by either party, Abbott is required to purchase certain material exclusively from NAI and make royalty payments to NAI upon Abbott’s sale of products subject to the agreement. Because Abbott may terminate the agreement at any time up to March 31, 2012, there is no assurance NAI will receive any of the additional license fees or royalty payments described above.

We recorded royalty income as a component of revenue in the amount of $1.7 million during the year ended June 30, 2011 and $958,000 during the year ended June 30, 2010. These royalty income amounts result in royalty expense paid to the original patent holders from whom NAI acquired the patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $268,000 during the year ended June 30, 2011 and $187,000 during the year ended June 30, 2010.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $980,000 for 2011 and $1.3 million for 2010. These costs were included in selling, general and administrative expenses.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in continuing operations in the amount of $153,000 during the fiscal year ended June 30, 2011 and $65,000 during fiscal 2010. These costs were included in selling, general and administrative expenses.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2011 and June 30, 2010, we had not recorded any tax liabilities for uncertain tax positions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2011, we concluded that it was more likely than not that we would be able to realize the benefit of our federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on our net deferred tax assets by $3.3 million at June 30, 2011. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

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

We estimate the fair value of stock option awards at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Black-Scholes uses assumptions related to volatility, the risk-free interest rate, the dividend yield (which we assume to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities used in the model are based on the historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of stock option grants is derived from historical experience.

The per share fair value of options granted in connection with stock option plans has been estimated using the following weighted average assumptions:

	Employee Stock Options
	Fiscal Years Ended June 30,
	2011	2010
Expected life (years)	5.7	(a	)
Risk-free interest rate	1.33 – 2.00%	(a	)
Volatility	34%	(a	)
Dividend yield	0%	(a	)

(a)	No options granted during fiscal 2010.

The weighted average fair value of options granted during fiscal 2011 was $2.00. We did not issue any options during fiscal 2010.

We amortize the estimated fair value of our stock option awards to expense over the options’ vesting periods.

The aggregate intrinsic value of awards exercised was $28,000 during fiscal 2011 and $278,000 during fiscal 2010. The total remaining unrecognized compensation cost related to unvested awards amounted to $443,000 at June 30, 2011 and the weighted average remaining requisite service period of the unvested awards was 2.0 years. The total fair value of shares vested during the fiscal year ended June 30, 2011 was $218,000. The total fair value of shares vested during the fiscal year ended June 30, 2010 was $275,000.

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

	For the Years Ended June 30,
	2011	2010
Numerator
Net income	$5,086	$4,127
Denominator
Basic weighted average common shares outstanding	7,111	7,081
Dilutive effect of stock options	7	28

Diluted weighted average common shares outstanding	7,118	7,109

Basic net income per common share	$0.72	$0.58

Diluted net income per common share	$0.71	$0.58

Shares related to stock options of 571,000 for the fiscal year ended June 30, 2011 and 433,000 for fiscal 2010, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our two largest customers, whose receivable balances collectively represented 53% of gross accounts receivable at June 30, 2011 and 70% at June 30, 2010. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

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

As a result of our decision to sell the legacy RHL business, we executed and substantially completed an operational consolidation program during the first quarter of fiscal 2009 that transitioned the remaining branded products business operations to our corporate offices. The program resulted in a charge to discontinued operations for severance and other business related exit costs during the year ended June 30, 2009. There was no balance or activity related to restructuring programs during the year ended June 30, 2011. The following table presents the activity and the reserve balances related to the restructuring programs described above for the year ended June 30, 2010 (in thousands):

	Balance at June 30, 2009	Charges to Expense	Cash Payments	Balance at June 30, 2010
Employee termination costs	$19	$1	$(20)	$—
Lease liabilities and related facility closure costs	15	1	(16)	—

Total	$34	$2	$(36)	$—

The following table summarizes the results of discontinued operations for the years ended June 30 (in thousands):

	2011	2010
Net sales	$—	$323
Cost of goods sold and operating expenses	(71)	155
Restructuring expenses	—	(2)
Loss on sale of remaining legacy RHL assets	—	6
Other expense	—	7

Income before income taxes	71	157
Income tax benefit	—	—

Income from discontinued operations	$71	$157

Assets and liabilities of discontinued operations included in the consolidated balance sheets are summarized as follows at June 30 (in thousands):

	2011	2010
Assets
Total assets	$—	$—

Liabilities
Accrued liabilities	$—	$78

Total liabilities	—	78

Net liabilities of discontinued operations	$—	$(78)

C. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2011	2010
Raw materials	$5,524	$5,541
Work in progress	971	1,000
Finished goods	925	1,605
Reserve	(921)	(836)

	$6,499	$7,310

D. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years	2011	2010
Land	NA	$393	$393
Building and building improvements	7 – 39	2,755	2,755
Machinery and equipment	3 – 12	26,130	25,403
Office equipment and furniture	3 – 5	3,014	3,203
Vehicles	3	136	136
Leasehold improvements	1 – 15	10,083	10,067

Total property and equipment		42,511	41,957
Less: accumulated depreciation and amortization		(31,100)	(28,989)

Property and equipment, net		$11,411	$12,968

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

On June 30, 2011, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.6 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $192,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $600,000. As of June 30, 2011, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,201), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the year ended June 30, 2011. As of June 30, 2011, we had $5.8 million available under our credit facilities. The composite interest rate on all of our debt outstanding during the year ended June 30, 2010 was 15.50%.

F. Income Taxes

During fiscal 2011, we recorded U.S.-based federal tax expense of $225,000 on U.S.-based income from continuing operations, which was offset by the release of our deferred tax asset valuation of $2.5 million resulting in a net federal tax benefit of $2.2 million. In addition, during fiscal 2011, we recorded a state tax expense of $104,000 on U.S.-based income from continuing operations, which was offset by the release of our deferred tax asset valuation of $871,000 resulting in net state tax benefit of $768,000. We released our deferred tax asset valuations based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.

The valuation allowance activity did not have any impact on the tax expense and related liability recorded for operating income recognized by NAIE during the years ended June 30, 2011 or June 30, 2010.

The provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2011	2010
Current:
Federal	$—	$(1,142)
State	151	6
Foreign	275	193

	426	(943)

Deferred:
Federal	225	(1,534)
State	(47)	(482)
Valuation allowance	(3,340)	2,016

	(3,162)	—

Benefit for income taxes	$(2,736)	$(943)

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$24	$7
Accrued vacation expense	122	120
Tax credit carry forward	80	62
Allowance for inventories	333	286
Stock-based compensation	203	267
Pension liability	228	242
Other, net	518	217
Deferred rent	287	361
Accumulated depreciation and amortization	360	264
Net operating loss carry forward	1,049	1,677

Total gross deferred tax assets	$3,204	$3,503
Deferred tax liabilities:
Prepaid expenses	(160)	(163)
Other	(17)	—

Deferred tax liabilities	(177)	(163)

Valuation allowance	—	(3,340)
Net deferred tax assets	$3,027	$—

At June 30, 2011, we had federal tax net operating loss carry forwards of approximately $1.6 million. The federal tax loss carry forwards will begin to expire in 2029, unless used before their expiration. At June 30, 2011, we had state tax net operating loss carry forwards of approximately $8.9 million. The state tax loss carry forwards will begin to expire in 2019, unless used before their expiration.

At June 30, 2011, we had federal research and development credit carry forwards of approximately $80,000. The federal research and development credit carry forwards will begin to expire in 2028, unless used before their expiration. At June 30, 2011, we did not have any state research and development credit carry forwards.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2011 and June 30, 2010.

NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 18.63%. NAIE had net income of $1.1 million for the fiscal year ended June 30, 2011. Undistributed earnings of NAIE amounted to approximately $8.5 million at June 30, 2011. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal taxes has been provided thereon.

A reconciliation of income tax benefit computed by applying the statutory federal income tax rate of 34% to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2011	2010
Income taxes computed at statutory federal income tax rate	$774	$1,029
State income taxes, net of federal income tax expense	68	(425)
Expenses not deductible for tax purposes	47	75
RHL worthless stock loss	—	(3,178)
Foreign tax rate differential	(176)	(245)
Return to provision – differences	(109)	(282)
Change in valuation allowance, net	(3,340)	2,077
Other	—	6

Income tax benefit as reported	$(2,736)	$(943)

Effective tax rate	(120.0)%	(31.2)%

G. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. Effective January 1, 2004, the plan was amended to require that we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. Effective January 1, 2009, we elected to temporarily discontinue the company match program. The total contributions under the plan charged to continuing operations totaled $1,000 for fiscal 2010. We did not make any matching contributions in fiscal 2011. The match program was reinstated effective July 15, 2011.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to continuing operations for these benefits totaled $754,000 for the fiscal year ended June 30, 2011 and $837,000 for fiscal 2010.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,613	$1,533
Interest cost	80	84
Actuarial loss (gain)	110	(4)
Benefits paid	(151)	—

Benefit obligation at end of year	$1,652	$1,613

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,649	$1,027
Actual return on plan assets	218	172
Employer contributions	—	450
Benefits paid	(151)	—

Fair value of plan assets at end of year	$1,716	$1,649

Reconciliation of Funded Status
Fair value of plan assets in excess of benefit obligation	$64	$36
Unrecognized net actuarial loss	572	607

Net amount recognized	$636	$643

Additional Minimum Liability Disclosures
Accrued benefit asset	$64	$36

The weighted-average discount rate used for the years ended June 30, 2011 and 2010 in determining the projected benefit obligations for the defined benefit pension plan was 5.50%.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2011	2010
Interest cost	$80	$84
Expected return on plan assets	(105)	(82)
Recognized actuarial loss	32	57

Net periodic benefit expense	$7	$59

We do not expect to make any contribution to our defined benefit pension plan in fiscal 2012.

The following benefit payments are expected to be paid:

2012	$21
2013	27
2014	26
2015	43
2016	42
2017-2021	528

$687

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2011	2010
Discount rate	5.50%	5.50%
Expected long-term rate of return	7.00%	7.00%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2011	2010	Target Allocation
Equity securities	55%	31%	50%
Debt securities	40%	67%	48%
Cash and money market funds	5%	2%	2%

	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2011 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$81	$81	$—	$—
Equity securities(1)	$951	$951	$—	$—
Debt securities(2)	$684	$684	$—	$—

Total	$1,716	$1,716	$—	$—

(1)	This category is comprised of publicly traded funds, of which 50% are large-cap funds, 11% are mid-cap funds, and 39% are international equity funds.
(2)	This category is comprised of publicly traded funds, of which 36% are short-term fixed income funds, 29% are high-yield fixed income funds, 24% are managed futures funds, and 11% are REITs and MLPs funds.

H. Stockholders’ Equity

Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million worth of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. For the year ended June 30, 2011, we purchased 106,023 shares at a weighted average cost of $4.02 per share and a total cost of $426,000, including commissions and fees.

Stock Option Plans

On December 6, 1999, our stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”). The 1999 Plan was terminated effective as of November 30, 2009.

Effective as of October 15, 2009, our Board of Directors approved an omnibus incentive plan (the “2009 Plan”). The 2009 Plan was approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. As of June 30, 2011, a total of 600,000 shares of common stock were reserved under the 2009 Plan for issuance to our employees, non-employee directors and consultants.

Stock option activity for the year ended June 30, 2011 was as follows:

	1999 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	472,078	$8.31
Exercised	(10,000)	$2.81
Forfeited	(65,328)	$9.19
Granted	—	$—

Outstanding at June 30, 2011	396,750	$8.32	2.09	$11,000

Vested and exercisable at June 30, 2011	357,150		1.99	$11,000

Available for grant at June 30, 2011	—

	2009 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	—	$—
Exercised	—	$—
Forfeited	—	$—
Granted	230,000	$6.89

Outstanding at June 30, 2011	230,000	$6.89	8.61	$52,000

Vested and exercisable at June 30, 2011	—		—	$—

Available for grant at June 30, 2011	370,000

I. Commitments

We lease a total of 162,000 square feet at our manufacturing facility in Vista, California from an unaffiliated third party under a non-cancelable operating lease that expires in March 2014.

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

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2011 (in thousands):

	2012	2013	2014	2015	2016	There- after	Total
Gross minimum rental commitments	$2,665	$2,706	$2,376	$1,293	$646	$—	$9,686

Rental expense from continuing operations totaled $2.3 million for the fiscal year ended June 30, 2011 and $2.2 million for fiscal 2010. Rental expense was offset by sublease rental income in the amount of $0 in fiscal 2011 and $25,000 in fiscal 2010.

J. Economic Dependency

We had substantial net sales to certain customers during the fiscal years ended June 30 shown in the following table. The loss of any of these customers, or a significant decline in sales or the growth rate of sales to these customers, or in their ability to make payments when due, could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective year’s total net sales were as follows (dollars in thousands):

	2011		2010
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$29,887	53%	$33,814	52%
Customer 2	11,173	20%	19,915	30%

	$41,060	73%	$53,729	82%

Accounts receivable from these customers totaled $1.7 million at June 30, 2011 and $3.3 million at June 30, 2010.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. During fiscal 2011, approximately 20% of our total raw material purchases were from two suppliers. Accounts payable to these suppliers were $168,000 at June 30, 2011. No other supplier comprised 10% or more of our raw material purchases for the year ended June 30, 2011. During fiscal 2010, approximately 25% of our total raw material purchases were from two suppliers. We did not have any accounts payable due to these suppliers at June 30, 2010. No other supplier comprised 10% or more of our raw material purchases for the year ended June 30, 2010.

K. Derivatives and Hedging

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

During the year ended June 30, 2011, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through July 2012. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the year ended June 30, 2011, we did not have any material losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of June 30, 2011, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $13.4 million (EUR 9.3 million). As of June 30, 2011, a net loss of approximately $42,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $42,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of June 30, 2011, the fair value of our cash flow hedges was a liability of $15,000 and was classified in accrued liabilities. During the year ended June 30, 2011, we recognized $37,000 of gains in OCI and reclassified $5,000 of losses from OCI to revenue. We did not have any hedging activity during the year ended June 30, 2010.

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

As of September 22, 2011, except as described below, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. On November 11, 2009, NAI filed a lawsuit in the U.S. District Court for the District of Delaware, accusing Vital Pharmaceutical, Inc. (VPX) and DNP International Co., Inc. (DNP) of infringing certain patents owned by NAI relating to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. NAI asserted claims for unfair competition and false marking, among others, against one or both of the companies named in this lawsuit and sought an injunction against continued infringement and violations and damages for past infringement and violations including, among others, punitive damages and attorneys’ fees. During the year ended June 30 2011, NAI incurred litigation expenses relating to this lawsuit of approximately $1.4 million.

On August 8, 2011, a settlement agreement was reached between NAI and VPX. As part of the settlement, NAI granted VPX a limited and restricted covenant not to sue on certain claims of NAI’s asserted beta-alanine patents and VPX agreed to dismiss its claims of invalidity and to cease certain business activities.

On August 3, 2011, NAI amended its complaint against DNP to reassert its federal claims for unfair competition and false advertising, as well as state claims for deceptive trade practices. Unless otherwise settled, NAI expects litigation expenses related to its continuing lawsuit against DNP to continue during fiscal 2012. Although we believe this litigation is supported by valid claims, there is no assurance NAI will prevail in this litigation or in similar proceedings it may initiate or that litigation expenses will be as anticipated.

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

M. Segment Information

Our business consists of two segments, identified as private label contract manufacturing, which primarily provides private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products and includes royalty and related income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnosSyn® trade name, and branded products, which markets and distributes branded nutritional supplements. Following the completion of the sale of substantially all of the assets of RHL, our branded products segment consists primarily of the products sold under our Pathway to Healing® product line.

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income from operations before corporate allocations. Operating income for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, legal, finance, information technology, and other corporate level related expenses, which are not allocated to either segment. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A.

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2011	2010
Net Sales
Private label contract manufacturing	$54,057	$63,346
Branded products	1,825	2,207

	$55,882	$65,553

	2011	2010
Operating Income from Continuing Operations
Private label contract manufacturing	$8,132	$8,247
Branded products	326	515

Income from operations of reportable segments	8,458	8,762
Corporate expenses not allocated to segments	(6,133)	(5,490)

	$2,325	$3,272

2011
Total Assets
Private label contract manufacturing	$40,935
Branded products	209

$41,144

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia. Our primary market outside the U.S. is Europe. Our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2011	2010
United States	$34,074	$39,282
Markets outside the United States	21,808	26,271

Total net sales	$55,882	$65,553

Products manufactured by NAIE accounted for 66% of net sales in markets outside the U.S. in fiscal 2011 and 59% in fiscal 2010. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2011 and 2010.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

2011	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$10,835	$30,210	$959
Europe	2,481	10,934	758

	$13,316	$41,144	$1,717

2010	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$11,190	$27,262	$2,142
Europe	2,178	8,886	391

	$13,368	$36,148	$2,533

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of June 30, 2011.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2011. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of June 30, 2011 based on those criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information for this item is incorporated by reference to the sections “Our Board of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 2, 2011, to be filed on or before October 28, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information for this item is incorporated by reference to the sections “Director Compensation” and “Executive Officer Compensation” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 2, 2011, to be filed on or before October 28, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this item is incorporated by reference to the sections “Stock Holdings of Certain Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 2, 2011, to be filed on or before October 28, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information for this item is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Our Board of Directors – Independence” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 2, 2011, to be filed on or before October 28, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this item is incorporated by reference to the sections “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Polices and Procedures” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 2, 2011, to be filed on or before October 28, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

• Consolidated Balance Sheets as of June 30, 2011 and 2010;

• Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2011 and 2010;

• Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2011 and 2010;

• Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010; and

• Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.11	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

Exhibit Number	Description	Incorporated By Reference To

10.12	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.13	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.14	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.15	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.16	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.17	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.18	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.19	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.20	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.21	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.22	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.23	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.24	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.25	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf*	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.26	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI.	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the commission on November 12, 2010

10.27	Credit Agreement by and between NAI and Wells Fargo Bank, National Association effective as of December 1, 2010.	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010

Exhibit Number	Description	Incorporated By Reference To

10.28	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association dated December 1, 2010 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010

10.29	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011

10.31	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of July 1, 2011	Filed herewith

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 2011

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	September 22, 2011
(Mark A. LeDoux)

/s/ Ken Wolf (Ken Wolf)	Chief Financial Officer (principal financial officer and principal accounting officer)	September 22, 2011

/s/ Joe E. Davis	Director	September 22, 2011
(Joe E. Davis)

/s/ Alan G. Dunn	Director	September 22, 2011
(Alan G. Dunn)

/s/ Alan J. Lane	Director	September 22, 2011
(Alan J. Lane)

/s/ Lee G. Weldon	Director	September 22, 2011
(Lee G. Weldon)