Form 10-Q
period 2011-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2011-11-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

☐  Yes    ☒  No

As of November 14, 2011, 6,968,687 shares of NAI’s common stock were outstanding, net of 331,990 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2011	June 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,633	$15,461
Accounts receivable—less allowance for doubtful accounts of $119 at September 30, 2011 and $73 at June 30, 2011	6,652	3,287
Inventories, net	9,074	6,499
Deferred income taxes	1,639	1,639
Prepaids and other current assets	1,584	942

Total current assets	32,582	27,828

Property and equipment, net	11,037	11,411
Deferred income taxes	1,388	1,388
Long-term pension asset	51	64
Other noncurrent assets, net	416	453

Total assets	$45,474	$41,144

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,508	$2,232
Accrued liabilities	1,286	1,009
Accrued compensation and employee benefits	1,123	1,234
Income taxes payable	1,456	472

Total current liabilities	7,373	4,947
Deferred rent	665	719

Total liabilities	8,038	5,666

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	0	0
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 7,009,173 at September 30, 2011 and 7,013,713 at June 30, 2011	72	72
Additional paid-in capital	19,413	19,357
Accumulated other comprehensive loss	28	(365)
Retained earnings	19,467	17,939
Treasury stock, at cost, 291,504 shares at September 30, 2011 and 286,964 at June 30, 2011	(1,544)	(1,525)

Total stockholders’ equity	37,436	35,478

Total liabilities and stockholders’ equity	$45,474	$41,144

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Net sales	$18,341	$13,355
Cost of goods sold	13,658	10,680

Gross profit	4,683	2,675
Selling, general & administrative expenses	2,336	1,740

Income from operations	2,347	935
Other income (expense):
Interest income	5	3
Interest expense	(35)	(12)
Foreign exchange gain	111	56
Other, net	2	1

Total other income	83	48

Income before income taxes	2,430	983
Provision for income taxes	902	71

Net income	$1,528	$912

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	394	0

Comprehensive income	$1,922	$912

Net income per common share:
Basic	$0.22	$0.13

Diluted	$0.22	$0.13

Weighted average common shares outstanding:
Basic	7,013,257	7,109,736
Diluted	7,013,868	7,120,843

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities
Income from operations	$1,528	$912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	794	831
Increase in uncollectible accounts receivable	46	3
Non-cash compensation	56	62
Pension expense	13	12
Loss on disposal of assets	0	3
Changes in operating assets and liabilities:
Accounts receivable	(3,411)	(479)
Inventories, net	(2,575)	(1,638)
Other assets	6	31
Accounts payable and accrued liabilities	1,513	848
Income taxes payable	752	21
Accrued compensation and employee benefits	(111)	(543)

Net cash (used) provided by operating activities	(1,389)	63

Cash flows from investing activities
Capital expenditures	(420)	(317)
Proceeds from the sale of property & equipment	0	40

Net cash used by investing activities	(420)	(277)

Cash flows from financing activities
Repurchase of common stock	(19)	0

Net cash used by financing activities	(19)	0

Net decrease in cash and cash equivalents	(1,828)	(214)
Cash and cash equivalents at beginning of period	15,461	8,547

Cash and cash equivalents at end of period	$13,633	$8,333

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$0	$5

Taxes	$155	$55

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (“2011 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2011 Annual Report unless otherwise noted below.

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

	Three Months Ended September 30,
	2011	2010
Numerator
Net income	$1,528	$912

Denominator
Basic weighted average common shares outstanding	7,013	7,110
Dilutive effect of stock options	1	11

Diluted weighted average common shares outstanding	7,014	7,121

Basic net income per common share	$0.22	$0.13

Diluted net income per common share	$0.22	$0.13

Shares related to stock options totaling 576,750 for the three months ended September 30, 2011, and 475,000 for the three months ended September 30, 2010, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. We have sold this ingredient to a customer for use in a limited market, and since March 2009 have had an agreement with Compound Solutions, Inc. (CSI) under which we have agreed to grant a license of certain of our patent rights to customers of CSI who purchase beta-alanine from CSI. Before October 1, 2011, we received a fee from CSI that varied based on the amount of net sales of beta-alanine sold by CSI less CSI’s costs and other agreed upon expenses. As of October 1, 2011, we receive a fee from CSI that varies based on the quantity of beta-alanine sold by CSI and the source of such beta-alanine.

In June 2011, we entered into a license and supply agreement with Abbott Laboratories (Abbott) under which we agreed to grant an exclusive license for the use of beta-alanine in certain medical foods and medical nutritionals. Under the agreement, Abbott paid an initial license fee of $300,000. The Abbott agreement is for a term of 10 years but Abbott may terminate the agreement at any time up to March 31, 2012. Unless sooner terminated by Abbott, upon achievement of certain milestones, the Abbott agreement requires Abbott to pay additional license fees to NAI of $450,000 on or before March 31, 2012, including $150,000 in January 2012. Unless terminated before March 31, 2012, the agreement also requires Abbott to pay to NAI additional license fees in the amount of $4,250,000 in six annual payments beginning on March 31, 2012. Subject to certain other conditions set forth in the agreement, after April 1, 2012 and until terminated by either party, Abbott is required to purchase certain material exclusively from NAI and make royalty payments to NAI upon Abbott’s sale of products subject to the agreement. Because Abbott may terminate the agreement at any time up to March 31, 2012, there is no assurance NAI will receive any of the additional license fees or royalty payments described above. No royalty payments were received during the three months ended September 30, 2011.

We recorded royalty income as a component of revenue in the amount of $1.3 million during the three months ended September 30, 2011 and $316,000 during the three months ended September 30, 2010. These royalty income amounts result in royalty expense paid to the original patent holders from whom NAI acquired the patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $262,000 during the three months ended September 30, 2011 and $59,000 during the three months ended September 30, 2010.

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

Our net income included stock based compensation expense of approximately $56,000 for the three months ended September 30, 2011 and approximately $62,000 for the three months ended September 30, 2010.

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

Our financial statements include the following Level 1 financial instruments: cash, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at September 30, 2011 and June 30, 2011. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of September 30, 2011 was an asset of $715,000. The fair value of our forward exchange contracts as of June 30, 2011 was a liability of $15,000. As of September 30, 2011 and June 30, 2011, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets between Level 2 and 3 during fiscal 2011.

B. Inventories

Inventories, net consisted of the following (in thousands):

	September 30, 2011	June 30, 2011
Raw materials	$6,349	$5,524
Work in progress	2,345	971
Finished goods	1,026	925
Reserves	(646)	(921)

	$9,074	$6,499

C. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	September 30, 2011	June 30, 2011
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,755	2,755
Machinery and equipment	3 – 12	25,663	26,130
Office equipment and furniture	3 – 5	3,082	3,014
Vehicles	3	136	136
Leasehold improvements	1 – 15	10,076	10,083

Total property and equipment		42,105	42,511
Less: accumulated depreciation and amortization		(31,068)	(31,100)

Property and equipment, net		$11,037	$11,411

D. Debt

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

On September 30, 2011, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $178,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $557,000. As of September 30, 2011, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,115), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the three months ended September 30, 2011. As of September 30, 2011, we had $5.7 million available under our credit facilities.

E. Defined Benefit Pension Plan

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

The components included in the net periodic expense for the periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Interest cost	$23	$22
Expected return on plan assets	(10)	(10)

Net periodic expense	$13	$12

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

	Three Months Ended September 30,
	2011		2010
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$4,285	23%	$2,542	19%
Customer 2	8,425	46	6,933	52

	$12,710	69%	$9,475	71%

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended September 30,
	2011		2010
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases
Supplier 1	$1,026	15%	$544		10%
Supplier 2	724	10	(a	)	(a )

	$1,750	25%	$544		10%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

G. Segment Information

As a result of our efforts to commercialize our patent and trademark estate and the increased level of income we have recently received from such efforts, beginning with the first quarter of fiscal 2012, our business consists of three segments for financial reporting purposes. The three segments are identified as (i) private label contract manufacturing, which primarily relates to private label contract manufacturing services for companies that market and distribute nutritional supplements and other health care products, (ii) patent and trademark licensing, which primarily includes royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnosSyn® trade name, and (iii) branded products, which relates to the marketing and distribution of our branded nutritional supplements and consists primarily of the products sold under our Pathway to Healing® product line.

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. The accounting policies of our segments are the same as those described in Note A above and in the consolidated financial statements included in our 2011 Annual Report other than the change in the number of segments.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Net Sales
Private label contract manufacturing	$16,606	$12,547
Patent and trademark licensing	1,334	316
Branded products	401	492

	$18,341	$13,355

	Three Months Ended September 30,
	2011	2010
Income from Operations
Private label contract manufacturing	$2,982	$1,862
Patent and trademark licensing	614	84
Branded products	48	97

Income from operations of reportable segments	3,644	2,043
Corporate expenses not allocated to segments	(1,297)	(1,108)

	$2,347	$935

	September 30, 2011	June 30, 2011
Total Assets
Private label contract manufacturing	$43,797	$40,824
Patent and trademark licensing	1,334	111
Branded products	343	209

	$45,474	$41,144

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
United States	$10,190	$8,488
Markets outside the United States	8,151	4,867

Total net sales	$18,341	$13,355

Products manufactured by NAIE accounted for 63% of net sales in markets outside the U.S. for the three months ended September 30, 2011, and 64% for the three months ended September 30, 2010. No products manufactured by NAIE were sold in the U.S during the three months ended September 30, 2011 and 2010.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

					Capital Expenditures
	Long-Lived Assets		Total Assets		Three Months Ended
	September 30, 2011	June 30, 2011	September 30, 2011	June 30, 2011	September 30, 2011	September 30, 2010
United States	$10,467	$10,835	$33,132	$30,210	$327	$353
Europe	2,425	2,481	12,342	10,934	$93	(36	)(1)

	$12,892	$13,316	$45,474	$41,144	$420	$317

(1)	The European capital expenditure amount for the three months ended September 30, 2010 includes $20,000 of gross capital expenditures offset by a $56,000 Cantonal financial investment support grant.

H. Income Taxes

The effective tax rate for the three months ended September 30, 2011 was 37.1%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the recognition of state taxes partially offset by the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

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

I. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million worth of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. For the year ended June 30, 2011, we purchased 106,023 shares at a weighted average cost of $4.02 per share and a total cost of $426,000, including commissions and fees. During the three months ended September 30, 2011, we purchased an additional 4,540 shares at a weighted average cost of $4.05 per share and a total cost of $18,000, including commissions and fees.

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

As of September 30, 2011, we have forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through July 2012. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three months ended September 30, 2011, we did not have any material losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of September 30, 2011, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $10.2 million (EUR 7.0 million). As of September 30, 2011, a net gain of approximately $667,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $667,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of September 30, 2011, the fair value of our cash flow hedges was an asset of $715,000 and was classified in prepaids and other current assets. During the three months ended September 30, 2011, we recognized $722,000 of gains in OCI and reclassified $97,000 of gains from OCI to revenue. We did not have any hedging activity during the three months ended September 30, 2010.

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

As of November 14, 2011, except as described below, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. On November 11, 2009, NAI filed a lawsuit in the U.S. District Court for the District of Delaware, accusing Vital Pharmaceutical, Inc. (VPX) and DNP International Co., Inc. (DNP) of infringing certain patents owned by NAI relating to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. NAI asserted claims for unfair competition and false marking, among others, against one or both of the companies named in this lawsuit and sought an injunction against continued infringement and violations and damages for past infringement and violations including, among others, punitive damages and attorneys’ fees. During the three months ended September 30 2011, NAI incurred litigation expenses relating to this lawsuit of approximately $317,000. During the three months ended September 30 2010, NAI incurred litigation expenses relating to this lawsuit of approximately $85,000.

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

On July 31, 2009, Real Health Laboratories, Inc. (RHL), a wholly owned subsidiary now known as Disposition Company, Inc. sold substantially all of its remaining assets related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a cash purchase price of $500,000. NAI provided a guarantee of RHL’s indemnity obligations under the asset purchase agreement, which potential liability is capped at the amount of the purchase price paid by the buyers to RHL. The guaranty continues for a minimum period of three years from the date of the Asset Purchase Agreement.

L. Subsequent Events

On October 27, 2011, we purchased 20 forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The 20 contracts expire monthly beginning December 2011 and ending July 2013. The forward contracts had a notional amount of $9.3 million (EUR 6.6 million) and a weighted average forward rate of $1.42.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2011. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2011 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. We also generate royalty and licensing revenue from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine and sold under the CarnoSyn® trade name. Royalty and licensing income associated with the distribution and use of CarnoSyn® has grown considerably in recent periods due to the increased popularity of this ingredient as a sports nutrition supplement and expanded distribution channels and efforts.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, developing and growing our own line of branded products and commercializing our patent estate through contract manufacturing, royalty and license agreements. During fiscal 2011, we expanded our beta-alanine licensing programs through the execution of a supply agreement with Nestle Nutrition and a license and supply agreement with Abbott Laboratories. We also incurred litigation expenses of approximately $1.4 million during fiscal 2011 and $317,000 during the three months ended September 30, 2011, and expect litigation expenses during the remainder of fiscal 2012 to be approximately $100,000 to $150,000 per quarter, in connection with our efforts to protect our proprietary rights and patent estate. These efforts are described in more detail under Item 1 of Part II of this report.

During the first three months of fiscal 2012, our net sales were 37.3% higher than in the first three months of fiscal 2011. Private label contract manufacturing sales increased 32.4% due primarily to higher volumes of existing products in existing markets and sales to a new customer. This increase was partially offset by lower product sales to other existing customers. During the three months ended September 30, 2011, CaronSyn® beta-alanine royalty and licensing revenue totaled $1.3 million, representing a 322% increase over the comparable prior year period. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed, the continued compliance by third parties with our patent and trademark rights, and the ability to expand distribution of beta-alanine to new and existing customers.

Our revenue concentration risk for our two largest customers decreased to 69% as a percentage of our total sales for the first three months of fiscal 2012 compared to 71% in the first three months of fiscal 2011. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease marginally during the remainder of fiscal 2012 with the anticipated addition of new customer sales and increased sales to existing customers.

Net sales from our branded products declined 18.5% in the first three months of fiscal 2012 as compared to the first three months of fiscal 2011 due to the continued softening of sales of our Pathway to Healing® product line. Our branded products segment consists primarily of the products sold under our Pathway to Healing® product line. Beginning in April 2007, Dr. Cherry ceased airing his weekly television program, which had served as the primary customer acquisition vehicle in marketing the Pathway to Healing® product line. While sales of the product line have been primarily generated by continuity orders from long-standing repeat customers, the loss of the television program has had a negative impact on our ability to acquire new customers and retain existing customers. During fiscal 2011, we began the process of re-launching a portion of our Pathway to Healing® product line and are continuing to evaluate alternatives for this product line.

During the remainder of fiscal 2012, we plan to continue to focus on:

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

Our critical accounting policies are discussed under Item 7 of our 2011 Annual Report. There have been no significant changes to these policies during the three months ended September 30, 2011.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30, 2011		September 30, 2010		Increase (Decrease)
Private label contract manufacturing	$16,606	90.5%	$12,547	93.9%	$4,059	32.4%
Patent and trademark licensing	1,334	7.3%	316	2.4%	1,018	322.2%
Branded products	401	2.2%	492	3.7%	(91)	(18.5)%

Total net sales	18,341	100.0%	13,355	100.0%	4,986	37.3%
Cost of goods sold	13,658	74.5%	10,680	80.0%	2,978	27.9%

Gross profit	4,683	25.5%	2,675	20.0%	2,008	75.1%
Selling, general & administrative expenses	2,336	12.7%	1,740	13.0%	596	34.3%

Income from operations	2,347	12.8%	935	7.0%	1,412	151.0%
Other income, net	83	0.5%	48	0.4%	35	72.9%

Income before income taxes	2,430	13.2%	983	7.4%	1,447	147.2%
Income tax expense	902	4.9%	71	0.5%	831	1,170.4%

Net income	$1,528	8.3%	$912	6.8%	$616	67.5%

The percentage increase in private label contract manufacturing net sales was primarily attributed to the following:

Mannatech, Incorporated (1)	13.9%
NSA International, Inc. (2)	11.9
Other customers (3)	6.6

Total	32.4%

1	Net sales to Mannatech, Incorporated increased primarily as a result of higher volumes of established products in existing markets.

2	The increase in net sales to NSA International, Inc. included an increase in international sales of 49.8% and an increase in domestic sales of 2.4%. These sales increases were due to higher consumer demand, which was slightly offset by lower average sales prices.

3	The increase in net sales to other customers was primarily due to sales of new products for new and existing customers and increased sales of existing products for existing customers.

Net sales from our patent and trademark licensing segment increased 322.2% during the first quarter of fiscal 2012 primarily due to increased market demand for CarnoSyn® beta-alanine.

Net sales from our branded products segment decreased 18.5% during the first quarter of fiscal 2012 due primarily to the continued softening of the Pathway to Healing® product line following the cessation of Dr. Cherry’s weekly television program in April 2007, which had served as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Gross profit margin increased 5.5 percentage points primarily due to the following:

Contract manufacturing:
Shift in sales mix and material cost	(3.1)%
Changes in overhead expenses	3.7
Changes in direct and indirect labor	1.7
Patent and trademark licensing	4.0
Branded products operations	(0.8)

Total	5.5%

Private label contract manufacturing gross profit margin increased 3.2 percentage points to 20.7% in the first quarter of fiscal 2012 compared to 17.5% in the first quarter of fiscal 2011. The increase in gross profit as a percentage of sales was primarily due to a decrease in labor and overhead expenses as a percentage of revenue, driven by an increase in product sales.

Patent and trademark licensing gross profit margin increased 0.9 percentage points to 80.4% in the first quarter of fiscal 2012 compared to 79.5% in the first quarter of fiscal 2011.

Branded products gross profit margin decreased 3.3 percentage points to 43.0% in the first quarter of fiscal 2012 from 46.3% in the first quarter of fiscal 2011 due primarily to an increase in material and shipping costs.

Selling, general and administrative expenses increased $596,000, or 34.3% during fiscal 2012. This increase was attributed to a $310,000 increase in operating costs from our domestic contract manufacturing operation primarily related to increased employee compensation. Selling, general and administrative expenses for our patent and trademark licensing business increased $291,000 primarily due to increased patent litigation and prosecution expenses. Selling, general and administrative expenses for our branded products business were consistent with the comparable prior year period.

Other income, net increased $35,000 during the first quarter of fiscal 2012 as compared to the same period in the prior fiscal year primarily due to favorable foreign currency exchange activity associated with the strengthening of the Swiss Franc.

Our income tax expense increased $831,000 during the first quarter of fiscal 2012 as compared to the same period in the prior fiscal year. The increase was primarily due to the recognition of federal and state income tax expense on domestic fiscal 2012 earnings compared to zero domestic income tax recognized in the first quarter of fiscal 2011. No income tax expense was recorded on domestic earnings during the first quarter of fiscal 2011 due to federal and state domestic net operating loss carry forwards. As a result, tax expense for the first quarter of fiscal 2011 only included expense from our foreign subsidiary at a statutory tax rate of 20%. The first quarter of fiscal 2012 includes both domestic federal and state income tax and income tax from our foreign subsidiary at a statutory tax rate of 20%.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used by operating activities was $1.4 million for the three months ended September 30, 2011 compared to net cash provided by operating activities of $63,000 in the comparable quarter last year.

At September 30, 2011, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, used $3.4 million in cash during the three months ended September 30, 2011 compared to $479,000 of cash used in the comparable prior year quarter. The increase in cash used by accounts receivable during the quarter ended September 30, 2011 was the result of higher sales and royalty and licensing revenue as compared to the comparable prior year quarter. Days sales outstanding was 25 days during the three months ended September 30, 2011 compared to 35 days in the comparable quarter last year.

At September 30, 2011, changes in inventory used $2.6 million in cash during the three months ended September 30, 2011 compared to $1.6 million of cash used in the comparable prior year quarter. The increase in cash used by inventory during the quarter ended September 30, 2011 was primarily related to timing of inventory shipments and receipts along with increased sales demand.

During the three months ended September 30, 2011, NAIE’s operations provided $1.1 million of operating cash flow primarily due to timing of inventory receipts and sales. As of September 30, 2011, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash used in investing activities in the three months ended September 30, 2011 was $420,000 compared to $277,000 in the comparable quarter last year. Capital expenditures were $420,000 during the three months ended September 30, 2011 compared to $317,000 in the comparable quarter last year. Capital expenditures for both years were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities.

We did not have any consolidated debt as of either September 30, 2011 or June 30, 2011.

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

On September 30, 2011, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $178,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $557,000. As of September 30, 2011, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,115), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of September 30, 2011, we had $13.6 million in cash and cash equivalents and $5.7 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the notes to our consolidated financial statements included under Item 1of this report. Other than those pronouncements, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2011.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 14, 2011, except as described below, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding. On November 11, 2009, NAI filed a lawsuit in the U.S. District Court for the District of Delaware, accusing Vital Pharmaceutical, Inc. (VPX) and DNP International Co., Inc. (DNP) of infringing certain patents owned by NAI relating to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. NAI asserted claims for unfair competition and false marking, among others, against one or both of the companies named in this lawsuit and sought an injunction against continued infringement and violations and damages for past infringement and violations including, among others, punitive damages and attorneys’ fees. During the three months ended September 30 2011, NAI incurred litigation expenses relating to this lawsuit of approximately $317,000. During the three months ended September 30 2010, NAI incurred litigation expenses relating to this lawsuit of approximately $85,000.

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

You should carefully consider the risks described under Item 1A of our 2011 Annual Report, as well as the other information in our 2011 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the first quarter of fiscal 2012, we repurchased 4,540 shares of our common stock at a total cost of $18,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of September 30, 2011)
July 1 , 2011 to July 31, 2011	300	$4.60	300
August 1, 2011 to August 31, 2011	100	$4.60	100
September 1, 2011 to September 30, 2011	4,140	$3.90	4,140	$1,561,443

Total	4,540		4,540	$1,561,443

1.	On June 3, 2011, we announced a plan to repurchase up to $2 million of our shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.11	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.12	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.13	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.14	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.15	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.16	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.17	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.18	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.19	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.20	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.21	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.22	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.23	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.24	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.25	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf*	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.26	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI.	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed with the commission on November 12, 2010

10.27	Credit Agreement by and between NAI and Wells Fargo Bank, National Association effective as of December 1, 2010.	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010

10.28	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association dated December 1, 2010 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010

10.29	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011

10.31	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of July 1, 2011	Exhibit 10.31 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the commission on September 22, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101	The following financial statements and notes from NAI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.**	Filed herewith

*	Indicates management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.