Form 10-Q
period 2011-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2012-02-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

[X] Yes   [  ] No

Indicate by check mark whether NAI has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that NAI was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark whether NAI is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [    ]     Accelerated filer [    ]     Non-accelerated filer [    ]     Smaller reporting company [X]

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes   [X] No

As of February 13, 2012, 6,968,687 shares of NAI’s common stock were outstanding, net of 331,990 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	the outcome of regulatory, tax and litigation matters, the cost associated with such matters and the effect of such matters on our business and results of operations;

•

currency exchange rates, their effect on our results of operations, including amounts that may be reclassified as earnings, our ability to effectively hedge against foreign exchange risks, and the extent to which we may seek to hedge against such risks;

•	future levels of our revenue concentration risk;

•	sources and availability of raw materials;

•

inventories, including the adequacy of inventory levels to meet future customer demand and the timing of our ability to liquidate our inventory of beta-alanine, as well as the adequacy and intended use of our facilities;

•	development of new products and marketing strategies;

•	our ability to increase our marketing and advertising efforts for our Pathway to Healing® product line, the timing of such efforts and their effect on future sales;

•	distribution channels, product sales and performance, and timing of product shipments;

•	current or future customer orders;

•	the impact on our business and results of operations and variations in quarterly net sales from seasonal and other factors;

•	inflation rates and their impact on our operations and profitability;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification, acquisition, divestment and consolidation strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	our ability to operate within the standards set by the Food and Drug Administration’s Good Manufacturing Practices;

•	operations outside the United States (U.S.);

•	the adequacy of reserves and allowances;

•	overall industry and market performance;

•	competition and competitive advantages resulting from our quality commitment;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part II and elsewhere in this report, as well as in other reports and documents we file with the U.S Securities and Exchange Commission (SEC).

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, Natural Alternatives International Europe S.A. (NAIE), and our other wholly owned subsidiary.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2011	June 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,193	$15,461
Accounts receivable - less allowance for doubtful accounts of $130 at December 31, 2011 and $73 at June 30, 2011	4,888	3,287
Inventories, net	12,693	6,499
Deferred income taxes	1,639	1,639
Prepaids and other current assets	1,935	942

Total current assets	32,348	27,828

Property and equipment, net	10,826	11,411
Deferred income taxes	1,388	1,388
Long-term pension asset	39	64
Other noncurrent assets, net	661	453

Total assets	$45,262	$41,144

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,331	$2,232
Accrued liabilities	1,126	1,009
Accrued compensation and employee benefits	982	1,234
Income taxes payable	679	472

Total current liabilities	6,118	4,947
Deferred rent	611	719

Total liabilities	6,729	5,666

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	0	0
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,968,687 at December 31, 2011 and 7,013,713 at June 30, 2011	72	72
Additional paid-in capital	19,471	19,357
Accumulated other comprehensive income (loss)	465	(365)
Retained earnings	20,252	17,939
Treasury stock, at cost, 331,990 shares at December 31, 2011 and 286,964 at June 30, 2011	(1,727)	(1,525)

Total stockholders’ equity	38,533	35,478

Total liabilities and stockholders’ equity	$45,262	$41,144

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net sales	$16,161	$14,754	$34,502	$28,109
Cost of goods sold	12,808	11,905	26,466	22,585

Gross profit	3,353	2,849	8,036	5,524
Selling, general & administrative expenses	2,127	1,735	4,463	3,475

Income from operations	1,226	1,114	3,573	2,049

Other (expense) income:
Interest income	5	5	10	8
Interest expense	(31)	(17)	(66)	(29)
Foreign exchange (loss) gain	(5)	(35)	106	21
Other, net	4	1	6	2

	(27)	(46)	56	2

Income before income taxes	1,199	1,068	3,629	2,051
Provision for income taxes	414	214	1,316	285

Net income	$785	854	$2,313	$1,766

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	436	212	830	212

Comprehensive income	$1,221	$1,066	$3,143	$1,978

Net income per common share:
Basic	$0.11	$0.12	$0.33	$0.25

Diluted	$0.11	$0.12	$0.33	$0.25

Weighted average common shares outstanding:
Basic	6,971,486	7,109,736	6,992,371	7,109,736
Diluted	6,985,341	7,120,257	6,999,604	7,120,550

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$ 2,313	$ 1,766
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) of uncollectible accounts receivable	57	(7)
Depreciation and amortization	1,543	1,628
Non-cash compensation	114	110
Pension expense	25	25
Loss (gain) on disposal of assets	5	(2)
Changes in operating assets and liabilities:
Accounts receivable	(1,658)	562
Inventories, net	(6,194)	710
Other assets	86	132
Accounts payable and accrued liabilities	1,123	(1,011)
Income taxes payable	(265)	127
Accrued compensation and employee benefits	(252)	(833)

Net cash (used in) provided by operating activities	(3,103)	3,207

Cash flows from investing activities
Capital expenditures	(963)	(1,052)
Proceeds from the sale of property & equipment	0	45

Net cash used by investing activities	(963)	(1,007)

Cash flows from financing activities
Repurchase of common stock	(202)	0

Net cash used by financing activities	(202)	0

Net (decrease) increase in cash and cash equivalents	(4,268)	2,200
Cash and cash equivalents at beginning of period	15,461	8,547

Cash and cash equivalents at end of period	$ 11,193	$ 10,747

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 13	$ 20

Taxes	$ 1,592	$ 168

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Reclassifications

Certain items previously reported in our prior year’s consolidated financial statements have been reclassified to conform with current year presentation. Such reclassifications had no effect on previously reported total assets, stockholder’s equity, or net income.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The FASB has deferred those changes in order to reconsider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, which will be the first quarter of our fiscal 2013. ASU 2011-05 concerns disclosures only and will not have a material impact on our financial position or results of operations.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Numerator
Net income	$785	$854	$2,313	$1,766
Denominator
Basic weighted average common shares outstanding	6,971	7,110	6,992	7,110
Dilutive effect of stock options	14	10	8	11

Diluted weighted average common shares outstanding	6,985	7,120	7,000	7,121

Basic net income per common share	$0.11	$0.12	$0.33	$0.25

Diluted net income per common share	$0.11	$0.12	$0.33	$0.25

Shares related to stock options representing the right to acquire 535,000 shares of common stock for the three months ended December 31, 2011, and 555,875 shares for the six months ended December 31, 2011, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

In June 2011, we entered into a license and supply agreement with Abbott Laboratories (Abbott) under which we agreed to grant an exclusive license for the use of beta-alanine in certain medical foods and medical nutritionals. Under the agreement, Abbott paid an initial license fee of $300,000 and an additional $300,000 in January 2012. The Abbott agreement is for a term of 10 years but Abbott may terminate the agreement at any time up to March 31, 2012. Unless sooner terminated by Abbott, upon achievement of certain milestones, the Abbott agreement requires Abbott to pay additional license fees to NAI of $150,000 on or before March 31, 2012. Unless terminated before March 31, 2012, the agreement also requires Abbott to pay to NAI additional license fees in the amount of $4,250,000 in six annual payments beginning on March 31, 2012. Subject to certain other conditions set forth in the agreement, after April 1, 2012 and until terminated by either party, Abbott is required to purchase certain material exclusively from NAI and make royalty payments to NAI upon Abbott’s sale of products subject to the agreement. Because Abbott may terminate the agreement at any time up to March 31, 2012, there is no assurance NAI will receive any of the additional license fees or royalty payments described above. No royalty payments were received during the three or six months ended December 31, 2011.

We recorded royalty income as a component of revenue in the amount of $720,000 during the three months ended December 31, 2011 and $2.1 million during the six months ended December 31, 2011. We recorded royalty income as a component of revenue in the amount of $301,000 during the three months ended December 31, 2010 and $617,000 during the six months ended December 31, 2010. These royalty income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired the patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $108,000 during the three months ended December 31, 2011 and $370,000 during the six months ended December 31, 2011. We recognized royalty expense as a component of cost of goods sold in the amount of $48,000 during the three months ended December 31, 2010 and $107,000 during the six months ended December 31, 2010.

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

Our net income included stock based compensation expense of approximately $58,000 for the three months ended December 31, 2011 and approximately $114,000 for the six months ended December 31, 2011. Our net income included stock based compensation expense of approximately $48,000 for the three months ended December 31, 2010 and approximately $110,000 for the six months ended December 31, 2010.

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

Our financial statements include the following Level 1 financial instruments: cash equivalents, accounts receivable, short-term investments, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at December 31, 2011 and June 30, 2011. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of December 31, 2011 was $1.4 million. The fair value of our forward exchange contracts as of June 30, 2011 was $15,000. As of December 31, 2011 and June 30, 2011, we did not have any financial assets or liabilities classified as Level 3.

B. Inventories

Inventories, net consisted of the following (in thousands):

	December 31, 2011	June 30, 2011
Raw materials	$9,000	$5,524
Work in progress	2,058	971
Finished goods	2,065	925
Reserves	(430)	(921)

	$12,693	$6,499

C. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	December 31, 2011	June 30, 2011
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,755	2,755
Machinery and equipment	3 – 12	26,127	26,130
Office equipment and furniture	3 – 5	3,089	3,014
Vehicles	3	136	136
Leasehold improvements	1 – 15	10,088	10,083

Total property and equipment		42,588	42,511
Less: accumulated depreciation and amortization		(31,762)	(31,100)

Property and equipment, net		$10,826	$11,411

D. Debt

On December 16, 2010, we executed a new Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association. This Credit Agreement replaced our previous credit facility and provides us with a line of credit of up to $5.0 million. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit, we paid a commitment fee of $12,500 upon execution of the agreement and paid an additional commitment fee of $12,500 in December 2011. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) net income after taxes of not less than $750,000 on a trailing four quarter basis as of the end of each calendar quarter beginning with the four quarter period ended December 31, 2010; and (ii) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 2.75% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 2.50% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before November 1, 2013; provided, however, that we must maintain a zero balance on advances under the line of credit for a period of at least 30 consecutive days during each fiscal year. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2013, and with Bank of America, N.A. in effect until March 15, 2012.

On December 31, 2011, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $170,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $532,000. As of December 31, 2011, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,064), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the six months ended December 31, 2011. As of December 31, 2011, we had $5.5 million available under our credit facilities.

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

The components included in the net periodic expense for the periods ended December 31 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Interest cost	$23	$22	$46	$44
Expected return on plan assets	(10)	(10)	(20)	(20)

Net periodic expense	$13	$12	$26	$24

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$8,056	50%	$7,559	51%	$16,481	48%	$14,491	52%
Customer 2	3,551	22	3,224	22	7,836	23	5,767	21

	$11,607	72%	$10,783	73%	$24,317	71%	$20,258	73%

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,					Six Months Ended December 31,
	2011			2010		2011			2010
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases
Supplier 1	$	(a)	(a)	$597	11%	$	(a)	(a)	$	(a)	(a)
Supplier 2		2,106	21%	(a)	(a)		2,106	13%		(a)	(a)

		$2,106	21%	$597	11%		$2,106	13%	$	(a)	(a)

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

G. Segment Information

As a result of our efforts to commercialize our patent and trademark estate and the increased level of income we have recently received from such efforts, beginning with the first quarter of fiscal 2012, our business consists of three segments for financial reporting purposes. The three segments are identified as (i) private label contract manufacturing, which primarily relates to the provision of private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, (ii) patent and trademark licensing, which primarily includes royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnosSyn® trade name, and (iii) branded products, which relates to the marketing and distribution of our branded nutritional supplements and consists primarily of the products sold under our Pathway to Healing® product line.

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net Sales
Private label contract manufacturing	$15,038	$13,987	$31,644	$26,533
Patent and trademark licensing	720	301	2,054	617
Branded products	403	466	804	959

	$16,161	$14,754	$34,502	$28,109

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Income from Operations
Private label contract manufacturing	$2,123	$2,030	$5,106	$3,892
Patent and trademark licensing	189	(3)	802	81
Branded products	72	91	120	189

Income from operations of reportable segments	2,384	2,118	6,028	4,162

Corporate expenses not allocated to segments	(1,158)	(1,004)	(2,455)	(2,113)

	$1,226	$1,114	$3,573	$2,049

	December 31, 2011	June 30, 2011
Total Assets
Private label contract manufacturing	$41,417	$40,824
Patent and trademark licensing	3,533	111
Branded products	312	209

	$45,262	$41,144

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
United States	$8,869	$9,232	$19,059	$17,720
Markets outside the United States	7,292	5,522	15,443	10,389

Total net sales	$16,161	$14,754	$34,502	$28,109

Products manufactured by NAIE accounted for approximately 67% of net sales in markets outside the U.S. for the three months ended December 31, 2011, and 59% for the three months ended December 31, 2010. NAIE accounted for 65% of net sales in markets outside the U.S. for the six months ended December 31, 2011, and 61% for the six months ended December 31, 2010. No products manufactured by NAIE were sold in the U.S. during the six months ended December 31, 2011 and 2010.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Six Months Ended
	December 31, 2011	June 30, 2011	December 31, 2011	June 30, 2011	December 31, 2011	December 31, 2010
United States	$10,336	$10,835	$32,391	$30,210	$813	$546
Europe	2,578	2,481	12,871	10,934	150	506

	$12,914	$13,316	$45,262	$41,144	$963	$1,052

H. Income Taxes

The effective tax rate for the three months ended December 31, 2011 was 34.5% and the effective tax rate for the six months ended December 31, 2011 was 36.3%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the recognition of state taxes partially offset by the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

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

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. The tax reserves are analyzed at least annually, generally in the fourth quarter of each year, and adjustments are made as events occur that we believe warrant adjustments to the reserves.

I. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. For the year ended June 30, 2011, we purchased 106,023 shares at a weighted average cost of $4.02 per share and a total cost of $426,000, including commissions and fees. During the six months ended December 31, 2011, we purchased an additional 45,026 shares at a weighted average cost of $4.49 per share and a total cost of $202,000, including commissions and fees.

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

During the three and six months ended December 31, 2011 we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through July 2013. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three and six months ended December 31, 2011, we did not have any material losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of December 31, 2011, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $16.2 million (EUR 11.3 million). As of December 31, 2011, a net gain of approximately $1.3 million related to derivative instruments designated as cash flow hedges was recorded in OCI. We expect approximately $1.1 million will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of December 31, 2011, $1.2 million of the fair value of our cash flow hedges was classified in prepaids and other current assets and $248,000 was classified in other noncurrent assets, net in our Consolidated Balance Sheets. During the three months ended December 31, 2011 we recognized $942,000 of gains in OCI and reclassified $266,000 of gains from OCI to revenue. During the six months ended December 31, 2011 we recognized $1.7 million of gains in OCI and reclassified $363,000 of gains from OCI to revenue. During the three and six months ended December 31, 2010, we recognized $266,000 of gains in OCI and reclassified $54,000 of gains from OCI to revenue.

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

As of February 13, 2012, except as described below, neither NAI nor its subsidiaries were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

On August 20, 2009, NAI filed a lawsuit in the U.S. District Court for the District of Delaware, accusing Vital Pharmaceutical, Inc. (VPX) and DNP International Co., Inc. (DNP) of infringing certain patents owned by NAI relating to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. NAI asserted claims for unfair competition and false marking, among others, against one or both of the companies named in this lawsuit and sought an injunction against continued infringement and violations and damages for past infringement and violations including, among others, punitive damages and attorneys’ fees.

On August 8, 2011, a settlement agreement was reached between NAI and VPX. As part of the settlement, NAI granted VPX a limited and restricted covenant not to sue on certain claims of NAI’s asserted beta-alanine patents and VPX agreed to dismiss its claims of invalidity and to cease certain business activities.

On August 3, 2011, NAI and CSI filed an amended and supplemental complaint against DNP reasserting claims for unfair competition and violation of the Delaware Deceptive Trade Practices Act. The amended complaint also asserted new facts in support of these claims. On September 8, 2011, NAI and CSI filed a voluntary notice of dismissal of the amended and supplemental complaint against DNP and filed a new complaint in the U.S. District Court for the District of Delaware alleging similar claims of unfair competition, violation of the Delaware Deceptive Trade Practices Act and interference with business relations.

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, Civil Action No: 4:11-cv-04511, against Woodbolt Distribution, LLC, also known as Cellucor (“Woodbolt”), Vitaquest International, Inc., d/b/a Garden State Nutritionals (“Garden State”) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (“Integrity”), for infringing its U.S. Patent No. 8,067,381 (“the ‘381 patent”), entitled “Methods and compositions for increasing the anaerobic working capacity in tissues.” NAI filed the complaint in federal court after Woodbolt failed to comply with a cease and desist demand. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™ that infringe the ‘381 patent. NAI also sued Woodbolt’s alleged contract manufacturers, Vitaquest International, Inc., d/b/a/ Garden State Nutritionals and F.H.G. Corporation, d/b/a/ Integrity Nutraceuticals for infringing the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ‘381 patent in the U.S. District Court for the District of Delaware.

On December 22, 2011, DNP filed a complaint in the U.S. District Court for the District of Delaware against NAI and CSI for declaratory judgment of non-infringement and invalidity of three of NAI’s issued U.S. Patent Nos. 5,965,596, 6,172,098, 6,426,361. On January 27, 2012, DNP amended its complaint to add declaratory judgment claims against the ‘381 patent.

On January 20, 2012 NAI filed two patent litigation lawsuits against BPI Sports Holdings, LLC d/b/a BPI Sports, LLC and BPI Sports (“BPI”) and Image Sports, LLC d/b/a Image Nutrition LLC (“Image”) in the U.S. District Court for the Southern District of Texas, Houston Division, for infringing U.S. Patent No. 8,067,381 (“the ‘381 patent”), entitled “Methods and compositions for increasing the anaerobic working capacity in tissues.” NAI filed its complaint against BPI in federal court after BPI failed to comply with a cease and desist demand. The complaint alleges that BPI infringes the ‘381 patent by making, using, offering for sale and selling nutritional supplements and bundled supplement products containing beta-alanine such as its 1.M.R.™ product. NAI also filed a separate lawsuit for infringement of the ‘381 patent alleging that Image makes, uses, offers for sale and sells nutritional supplements and bundled supplement products containing beta-alanine such as its Alarm™ product. On January 30, 2012, BPI Sports, LLC filed a complaint in the U.S. District Court for the Southern District of Florida for declaratory judgment of non-infringement, invalidity and/or unenforceability of NAI’s issued U.S. Patent Nos. 5,965,596, 6,172,098, 6,426,361, 6,680,294 and 8,067,381.

On July 31, 2009, Real Health Laboratories, Inc. (RHL), a former wholly-owned subsidiary, sold substantially all of its remaining assets related to its wholesale and direct-to-consumer business to PharmaCare US Inc. and PharmaCare Laboratories Pty Ltd. for a cash purchase price of $500,000. NAI provided a guarantee of RHL’s indemnity obligations under the asset purchase agreement, which potential liability is capped at the amount of the purchase price paid by the buyers to RHL. The guaranty continues for a minimum period of three years from the date of the Asset Purchase Agreement. RHL was dissolved in November 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2011. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2011 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, developing and growing our own line of branded products and commercializing our patent estate through contract manufacturing, royalty and license agreements. During fiscal 2011, we expanded our beta-alanine licensing programs through the execution of a supply agreement with Nestle Nutrition and a license and supply agreement with Abbott Laboratories. We also incurred litigation and patent compliance expenses of approximately $1.4 million during fiscal 2011 and $284,000 during the three months ended December 31, 2011 and $601,000 during the six months ended December 31, 2011. We expect litigation expenses during the remainder of fiscal 2012 to be approximately $300,000 to $400,000 per quarter, in connection with our efforts to protect our proprietary rights and patent estate. These efforts are described in more detail under Item 1 of Part II of this report. During the current second quarter of fiscal 2012 we purchased approximately $2.9 million of beta-alanine raw material in an effort to secure ample inventory levels for future expected customer demand and to also assist in removing infringing beta-alanine product from the industry supply chain. Subject to customer demand levels and other economic influences, we expect to liquidate this beta-alanine inventory during the next several quarters.

During the first six months of fiscal 2012, our net sales were 22.7% higher than in the first six months of fiscal 2011. Private label contract manufacturing sales increased 19.3% due primarily to higher volumes of existing products in existing markets and sales to new customers. This increase was partially offset by lower product sales to other existing customers. During the six months ended December 31, 2011, CaronSyn® beta-alanine royalty and licensing revenue totaled $2.1 million, representing a 233% increase over the comparable prior year period. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed, the continued compliance by third parties with our patent and trademark rights, and the ability to expand distribution of beta-alanine to new and existing customers.

Our revenue concentration risk for our two largest customers decreased to 71% as a percentage of our total sales for the first six months of fiscal 2012 compared to 73% in the first six months of fiscal 2011. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease marginally during the remainder of fiscal 2012 with the anticipated addition of new customer sales and increased sales to other existing customers.

Net sales from our branded products declined 16.2% in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011 due to the continued softening of our Pathway to Healing® product line. Our branded products segment consists primarily of the products sold under our Pathway to Healing® product line. Beginning in April 2007, Dr. Cherry ceased airing his weekly television program, which had served as the primary customer acquisition vehicle in marketing the Pathway to Healing® product line. While sales of the product line have been primarily generated by continuity orders from long-standing repeat customers, the loss of the television program has had a negative impact on our ability to acquire new customers and retain existing customers. During fiscal 2011, we began the process of re-launching a portion of our Pathway to Healing® product line and are continuing to evaluate alternatives for this product line.

During the remainder of fiscal 2012, we plan to continue to focus on:

•

Leveraging our state of the art, certified facilities to increase the value of the goods and services we provide to our highly valued private label contract manufacturing customers, and assist us in developing relationships with additional quality oriented customers;

•	Expanding the commercialization of our beta-alanine patent estate through contract manufacturing, royalty and license agreements and protecting our proprietary rights;

•	Evaluating and implementing focused initiatives to grow our Pathway to Healing® product line; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

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

Our critical accounting policies are discussed under Item 7 of our 2011 Annual Report. There have been no significant changes to these policies during the six months ended December 31, 2011.

Results of Operations

The results of our operations for the periods ended December 31 were as follows (dollars in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2011	2010	% Change	2011	2010	% Change
Private label contract manufacturing	$15,038	$13,987	8	$31,644	$26,533	19
Patent and trademark licensing	720	301	139	2,054	617	233
Branded products	403	466	(14)	804	959	(16)

Total net sales	16,161	14,754	10	34,502	28,109	23
Cost of goods sold	12,808	11,905	8	26,466	22,585	17

Gross profit	3,353	2,849	18	8,036	5,524	46
Gross profit %	20.7%	19.3%		23.3%	19.7%
Selling, general & administrative expenses	2,127	1,735	23	4,463	3,475	28

% of net sales	13.2%	11.8%		12.9%	12.4%
Income from operations	1,226	1,114	10	3,573	2,049	74
% of net sales	7.6%	7.6%		10.4%	7.3%
Other expense (income), net	27	46	(41)	(56)	(2)	(2700)

Income before income taxes	1,199	1,068	12	3,629	2,051	77
% of net sales	7.4%	7.2%		10.5%	7.3%
Income tax expense	414	214	94	1,316	285	362

Net income	$785	$854	(8)	$2,313	$1,766	31

% of net sales	4.9%	5.8%		6.7%	6.3%

The percentage increase in contract manufacturing net sales was primarily attributed to the following for the periods ended December 31, 2011:

	Three Months Ended	Six Months Ended
Mannatech, Incorporated (1)	2.3%	7.8%
NSA International, Inc. (2)	3.6	7.5
Other customers (3)	1.6	4.0

Total	7.5%	19.3%

1	Net sales to Mannatech, Incorporated increased primarily as a result of higher volumes of established products in existing markets.

2	The increase in net sales to NSA International, Inc. (NSA) for the three months ended December 31, 2011 included an increase in international sales of 50.2% and a decrease in domestic sales of 16.9%. The increase in net sales to NSA for the six months ended December 31, 2011 included an increase in international sales of 50.0% and a decline in domestic sales of 8.1%. The international sales increases were primarily due to increased demand by NSA’s consumers. The domestic decreases were primarily due to lower average sales prices and lower volumes of existing products..

3	The increase in net sales to other customers was primarily due to sales of existing products to existing customers.

Net sales from our branded products segment decreased 14% during the second quarter of fiscal 2012 as compared to the comparable quarter in fiscal 2011 and 16% during the six months ended December 31, 2011 compared to the comparable six month period last year due primarily to the continuing impact of the cessation of the Dr. Cherry weekly television program in April 2007, which had served as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Gross profit margin increased 1.4 percentage points during the second quarter of fiscal 2012 from the comparable quarter in fiscal 2011 and 3.6 percentage points during the six months ended December 31, 2011 from the comparable six month period last year. The change in gross profit margin was primarily due to the following for the periods ended December 31, 2011:

	Three Months Ended	Six Months Ended
Contract manufacturing:
Shift in sales and material mix	(3.3)%	(3.1)%
Reduced (incremental) overhead expenses	3.8	3.8
Reduced (incremental) direct and indirect labor	(0.9)	0.3
Patent and trademark licensing	2.1	3.1
Branded products operations	(0.3)	(0.5)

Total	1.4%	3.6%

Selling, general and administrative expenses increased during the three and six month periods ended December 31, 2011 compared to the comparable three and six month periods ended December 31, 2010. The increase during the second quarter of fiscal 2012 as compared to the same period in fiscal 2011 was attributed to a $218,000 increase in operating costs from our domestic contract manufacturing operations, primarily related to increased employee compensation, and a $178,000 increase in expenses for our patent and trademark licensing business primarily due to increased patent litigation and prosecution expenses. The increase during the six month period ended December 31, 2011 as compared to the same period in fiscal 2011 was attributed to a $528,000 increase in operating costs from our domestic contract manufacturing operations, primarily related to increased employee compensation, and a $469,000 increase in expenses for our patent and trademark licensing business primarily due to increased patent litigation and prosecution expenses. Selling, general and administrative expenses for our branded products business during the three and six month periods ended December 31, 2011 were consistent with the comparable prior year periods.

Other expense, net decreased $19,000 during the second quarter of fiscal 2012 from the comparable quarter last year primarily due to favorable foreign currency exchange activity. Other income, net increased $54,000 during the six month period ended December 31, 2011 from the comparable six month period last year due primarily to favorable foreign currency exchange activity associated with the Swiss Franc and the related impact on the translation of Swiss Franc denominated expenses.

Our income tax expense increased $200,000 during the second quarter of fiscal 2012 and $1.0 million during the six months ended December 31, 2011 as compared to the same periods in the prior fiscal year. The increases were primarily due to the recognition of federal and state income tax expense on domestic fiscal 2012 earnings compared to zero federal domestic income tax recognized for the three and six month periods ended December 31, 2010. No U.S-based federal income tax expense was recorded on domestic earnings during the three and six month periods ended December 31, 2010 due to federal net operating loss carry forwards. As a result, the tax expense from operations for the three and six month periods ended December 31, 2010 only included state tax expense on domestic operations and tax from our foreign subsidiary at a statutory tax rate of 20%. The three and six month periods ended December 31, 2011 include both domestic federal and state income tax and income tax from our foreign subsidiary at a statutory tax rate of 20%.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used by operating activities was $3.1 million for the six months ended December 31, 2011 compared to $3.2 million provided by operating activities in the comparable period in the prior year.

At December 31, 2011, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, used $1.7 million in cash during the six months ended December 31, 2011 compared to providing $562,000 in the comparable period in the prior year. The increase in cash used by accounts receivable during the six months ended December 31, 2011 was the result of higher sales and royalty and licensing revenue as compared to the comparable prior year period. Days sales outstanding was 22 days as of December 31, 2011 compared to 30 days as of December 31, 2010.

At December 31, 2011, changes in inventory used $6.2 million in cash during the six months ended December 31, 2011 compared to providing $710,000 of cash in the comparable prior year period. The increase in cash used by inventory during the six months ended December 31, 2011 was primarily related to timing of inventory shipments and receipts, increased sales demand and the acquisition of approximately $2.9 million of beta-alanine raw material which was acquired in an effort to secure ample inventory levels for future expected customer demand and to also assist in removing infringing beta-alanine product from the industry supply chain.

Approximately $567,000 of our operating cash flow was generated by NAIE in the six months ended December 31, 2011. As of December 31, 2011, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $1.0 million during the six months ended December 31, 2011 compared to $1.1 million in the comparable period in the prior year. Capital expenditures during the six months ended December 31, 2011 and December 31, 2010 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities

We did not have any consolidated debt as of either December 31, 2011 or June 30, 2011.

On December 16, 2010, we executed a new Credit Agreement with Wells Fargo Bank, National Association. This Credit Agreement replaced our previous credit facility and provides us with a line of credit of up to $5.0 million. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit, we paid a commitment fee of $12,500 upon execution of the agreement and paid an additional commitment fee of $12,500 in December 2011. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) net income after taxes of not less than $750,000 on a trailing four quarter basis as of the end of each calendar quarter beginning with the four quarter period ended December 31, 2010; and (ii) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 2.75% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 2.50% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before November 1, 2013; provided, however, that we must maintain a zero balance on advances under the line of credit for a period of at least 30 consecutive days during each fiscal year. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2013, and with Bank of America, N.A. in effect until March 15, 2012.

On December 31, 2011, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $170,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $532,000. As of December 31, 2011, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,064), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of December 31, 2011, we had $11.2 million in cash and cash equivalents and $5.5 million available under our credit facilities. Of these amounts, $5.5 million of cash and cash equivalents and $500,000 of the amount available under our credit facilities were held by NAIE. Our intent is to permanently reinvest all of our earnings from foreign operations, and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund our U.S. operations, we may be required to accrue and pay additional U.S. taxes to repatriate any such funds. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the notes to our consolidated financial statements included under Item 1 of this report. Other than those pronouncements, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of December 31, 2011.

There were no changes to our internal control over financial reporting during the quarterly period ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 20, 2009, NAI filed a lawsuit in the U.S. District Court for the District of Delaware, accusing Vital Pharmaceutical, Inc. (VPX) and DNP International Co., Inc. (DNP) of infringing certain patents owned by NAI relating to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. NAI asserted claims for unfair competition and false marking, among others, against one or both of the companies named in this lawsuit and sought an injunction against continued infringement and violations and damages for past infringement and violations including, among others, punitive damages and attorneys’ fees.

On August 8, 2011, a settlement agreement was reached between NAI and VPX. As part of the settlement, NAI granted VPX a limited and restricted covenant not to sue on certain claims of NAI’s asserted beta-alanine patents and VPX agreed to dismiss its claims of invalidity and to cease certain business activities.

On August 3, 2011, NAI and CSI filed an amended and supplemental complaint against DNP reasserting claims for unfair competition and violation of the Delaware Deceptive Trade Practices Act. The amended complaint also asserted new facts in support of these claims. On September 8, 2011, NAI and CSI filed a voluntary notice of dismissal of the amended and supplemental complaint against DNP and filed a new complaint in the U.S. District Court for the District of Delaware alleging similar claims of unfair competition, violation of the Delaware Deceptive Trade Practices Act and interference with business relations.

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, Civil Action No: 4:11-cv-04511, against Woodbolt Distribution, LLC, also known as Cellucor (“Woodbolt”), Vitaquest International, Inc., d/b/a Garden State Nutritionals (“Garden State”) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (“Integrity”), for infringing its U.S. Patent No. 8,067,381 (“the ‘381 patent”), entitled “Methods and compositions for increasing the anaerobic working capacity in tissues.” NAI filed the complaint in federal court after Woodbolt failed to comply with a cease and desist demand. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™ that infringe the ‘381 patent. NAI also sued Woodbolt’s alleged contract manufacturers, Vitaquest International, Inc., d/b/a/ Garden State Nutritionals and F.H.G. Corporation, d/b/a/ Integrity Nutraceuticals for infringing the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ‘381 patent in the U.S. District Court for the District of Delaware.

On December 22, 2011, DNP filed a complaint in the U.S. District Court for the District of Delaware against NAI and CSI for declaratory judgment of non-infringement and invalidity of three of NAI’s issued U.S. Patent Nos. 5,965,596, 6,172,098, 6,426,361. On January 27, 2012, DNP amended its complaint to add declaratory judgment claims against the ‘381 patent.

On January 20, 2012 NAI filed two patent litigation lawsuits against BPI Sports Holdings, LLC d/b/a BPI Sports, LLC and BPI Sports (“BPI”) and Image Sports, LLC d/b/a Image Nutrition LLC (“Image”) in the U.S. District Court for the Southern District of Texas, Houston Division, for infringing U.S. Patent No. 8,067,381 (“the ‘381 patent”), entitled “Methods and compositions for increasing the anaerobic working capacity in tissues.”

NAI filed its complaint against BPI in federal court after BPI failed to comply with a cease and desist demand. The complaint alleges that BPI infringes the ‘381 patent by making, using, offering for sale and selling nutritional supplements and bundled supplement products containing beta-alanine such as its 1.M.R.™ product. NAI also filed a separate lawsuit for infringement of the ‘381 patent alleging that Image makes, uses, offers for sale and sells nutritional supplements and bundled supplement products containing beta-alanine such as its Alarm™ product. On January 30, 2012, BPI Sports, LLC filed a complaint in the U.S. District Court for the Southern District of Florida for declaratory judgment of non-infringement, invalidity and/or unenforceability of NAI’s issued U.S. Patent Nos. 5,965,596, 6,172,098, 6,426,361, 6,680,294 and 8,067,381.

Although we believe the above litigation matters are supported by valid claims, there is no assurance NAI will prevail in these litigation matters or in similar proceedings it may initiate or that litigation expenses will be as anticipated.

NAI incurred litigation and patent compliance expenses of approximately $284,000 during the three months ended December 31, 2011 and $602,000 during the six months ended December 31 2011. NAI incurred litigation and patent compliance expenses of approximately $197,000 during the three months ended December 31, 2010 and $282,000 during the six months ended December 31 2010. NAI currently anticipates litigation and patent compliance expenses during the remainder of fiscal 2012 to be approximately $300,000 to $400,000 per quarter, in connection with our efforts to protect our proprietary rights and patent estate.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described under Item 1A of our 2010 Annual Report, as well as the other information in our 2011 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the first six months of fiscal 2012, we repurchased 45,026 shares of our common stock at a total cost of $202,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of December 31, 2011)
July 1 , 2011 to July 31, 2011	300	$4.60	300
August 1, 2011 to August 31, 2011	100	$4.60	100
September 1, 2011 to September 30, 2011	4,140	$3.90	4,140
October 1, 2011 to October 31, 2011	40,486	$4.54	40,486	$1,379,383
November 1, 2011 to November 30, 2011	0	$0	0	$1,379,383
December 1, 2011 to December 31, 2011	0	$0	0	$1,379,383

Total	45,026		45,026	$1,379,383

1.	On June 3, 2011, we announced a plan to repurchase up to $2 million in shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.13 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.11	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.12	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.13	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.14	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.15	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.16	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.17	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.18	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.19	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.20	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.21	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.22	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.23	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.24	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.25	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.26	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010

10.27	Credit Agreement by and between NAI and Wells Fargo Bank, National Association effective as of December 1, 2010	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010

10.28	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011

10.29	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of July 1, 2011	Exhibit 10.31 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the commission on September 22, 2011

10.30	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, National Association effective as of November 28, 2011	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.31	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association dated November 28, 2011 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.32	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated January 1, 2012 (English translation)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101	The following financial statements and notes from NAI’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.**	Filed herewith

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

Date: February 13, 2012

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.