Form 10-Q
period 2012-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2012-05-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

[   ] Yes    [X] No

As of May 14, 2012, 6,968,687 shares of NAI’s common stock were outstanding, net of 331,990 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	the outcome of litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;

•

currency exchange rates, their effect on our results of operations, including amounts that may be reclassified as earnings, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

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

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, our wholly owned subsidiary Natural Alternatives International Europe S.A. (NAIE).

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2012	June 30, 2011
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$11,105	$15,461
Accounts receivable - less allowance for doubtful accounts of $126 at March 31, 2012 and $73 at June 30, 2011	5,128	3,287
Inventories, net	13,171	6,499
Deferred income taxes	1,639	1,639
Prepaids and other current assets	1,726	942

Total current assets	32,769	27,828

Property and equipment, net	10,882	11,411
Deferred income taxes	1,388	1,388
Long-term pension asset	26	64
Other noncurrent assets, net	517	453

Total assets	$45,582	$41,144

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,212	$2,232
Accrued liabilities	1,516	1,009
Accrued compensation and employee benefits	1,285	1,234
Income taxes payable	764	472

Total current liabilities	5,777	4,947
Deferred rent	557	719

Total liabilities	6,334	5,666

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	0	0
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,968,687 at March 31, 2012 and 7,013,713 at June 30, 2011	72	72
Additional paid-in capital	19,524	19,357
Accumulated other comprehensive income (loss)	59	(365)
Retained earnings	21,320	17,939
Treasury stock, at cost, 331,990 shares at March 31, 2012 and 286,964 at June 30, 2011	(1,727)	(1,525)

Total stockholders’ equity	39,248	35,478

Total liabilities and stockholders’ equity	$45,582	$41,144

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales	$17,422	$13,375	$51,924	$41,484
Cost of goods sold	13,299	10,991	39,765	33,576

Gross profit	4,123	2,384	12,159	7,908
Selling, general & administrative expenses	2,493	2,126	6,956	5,601

Income from operations	1,630	258	5,203	2,307

Other (expense) income:
Interest income	5	4	15	12
Interest expense	(27)	(12)	(93)	(41)
Foreign exchange (loss) gain	(5)	1	101	22
Other, net	8	--	14	2

	(19)	(7)	37	(5)

Income before income taxes	1,611	251	5,240	2,302
Provision for income taxes	543	70	1,859	355

Net income	$1,068	181	$3,381	$1,947

Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(406)	(58)	424	(58)

Comprehensive income	$662	$123	$3,805	$1,889

Net income per common share:
Basic	$0.15	$0.03	$0.48	$0.27

Diluted	$0.15	$0.03	$0.48	$0.27

Weighted average common shares outstanding:
Basic	6,968,687	7,117,847	6,984,477	7,112,440
Diluted	6,979,499	7,122,027	6,992,902	7,121,042

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities
Income from operations	$3,381	$1,947
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Increase (decrease) of uncollectible accounts receivable	53	(1)
Depreciation and amortization	2,283	2,429
Non-cash compensation	167	179
Pension expense	38	37
Loss on disposal of assets	5	4
Changes in operating assets and liabilities:
Accounts receivable	(1,894)	879
Inventories, net	(6,672)	(492)
Other assets	(206)	(159)
Accounts payable and accrued liabilities	340	251
Income taxes payable	59	145
Accrued compensation and employee benefits	51	(634)

Net cash (used in) provided by operating activities	(2,395)	4,585

Cash flows from investing activities
Capital expenditures	(1,759)	(1,313)
Proceeds from the sale of property & equipment	0	45

Net cash used by investing activities	(1,759)	(1,268)

Cash flows from financing activities
Net activity from the issuance of common stock	0	28
Repurchase of common stock	(202)	0

Net cash (used in) provided by financing activities	(202)	28

Net (decrease) increase in cash and cash equivalents	(4,356)	3,345
Cash and cash equivalents at beginning of period	15,461	8,547

Cash and cash equivalents at end of period	$11,105	$11,892

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13	$20

Taxes	$1,733	$223

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Reclassifications

Certain items previously reported in our prior year’s consolidated financial statements have been reclassified to conform with the current year’s presentation. The reclassifications had no effect on previously reported total assets, stockholders’ equity, or net income.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update are the result of the work of the FASB and the International Accounting Standards Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements. There was no significant impact to our consolidated financial statements as a result of our adoption of this amendment during the third quarter of fiscal 2012.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Numerator
Net income	$1,068	$181	$3,381	$1,947
Denominator
Basic weighted average common shares outstanding	6,969	7,118	6,984	7,112
Dilutive effect of stock options	10	4	9	9

Diluted weighted average common shares outstanding	6,979	7,122	6,993	7,121

Basic net income per common share	$0.15	$0.03	$0.48	$0.27

Diluted net income per common share	$0.15	$0.03	$0.48	$0.27

Shares related to stock options representing the right to acquire 220,000 shares of common stock for the three months ended March 31, 2012, and 443,917 shares for the nine months ended March 31, 2012, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine, marketed and sold under the CarnoSyn® trade name. We have sold this ingredient to customers for use in a limited market, and since March 2009 have had an agreement with Compound Solutions, Inc. (CSI) under which we have agreed to grant a license of certain of our patent rights to customers of CSI who purchase beta-alanine from CSI. Before October 1, 2011, we received a fee from CSI that varied based on the amount of net sales of beta-alanine sold by CSI less CSI’s costs and other agreed upon expenses. As of October 1, 2011, we receive a fee from CSI that varies based on the quantity of beta-alanine sold by CSI and the source of such beta-alanine.

In June 2011, we entered into a license and supply agreement with Abbott Laboratories (Abbott) under which we agreed to grant an exclusive license to Abbott for the use of beta-alanine in certain medical foods and medical nutritionals. Under the terms of the agreement, Abbott paid an initial license fee of $300,000, an additional fee of $300,000 in January 2012, and had the right to terminate the agreement at any time up to March 31, 2012, at which time, if not terminated, Abbott was required to pay the initial installment of additional license fees in the amount of $708,334. In exchange for the payment of $354,167 by Abbott to NAI, the agreement was amended effective as of February 20, 2012, to grant Abbott an extension, until July 31, 2012, of Abbott’s termination rights and the due date of the remaining $354,167 of the initial installment. The agreement, as amended, is for a term of 10 years but Abbott may terminate the agreement at any time up to July 31, 2012. Unless sooner terminated by Abbott, in addition to the remaining installment due, the agreement requires Abbott to pay to NAI (i) upon achievement of certain milestones, additional license fees to NAI of $150,000 on or before July 31, 2012; and (ii) additional license fees in the amount of $3.5 million in five annual payments beginning on March 31, 2013. Subject to certain other conditions set forth in the agreement, after August 1, 2012 and until terminated by either party, Abbott is required to purchase certain material exclusively from NAI and make royalty payments to NAI upon Abbott’s sale of products subject to the agreement. Because Abbott may terminate the agreement at any time up to July 31, 2012, there is no assurance NAI will receive any of the additional license fees or royalty payments described above. No additional royalty payments were received during the three or nine months ended March 31, 2012.

We recorded royalty income as a component of revenue in the amount of $2.1 million during the three months ended March 31, 2012 and $4.1 million during the nine months ended March 31, 2012. We recorded royalty income as a component of revenue in the amount of $720,000 during the three months ended March 31, 2011 and $1.3 million during the nine months ended March 31, 2011. These royalty income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $181,000 during the three months ended March 31, 2012 and $551,000 during the nine months ended March 31, 2012. We recognized royalty expense as a component of cost of goods sold in the amount of $112,000 during the three months ended March 31, 2011 and $236,000 during the nine months ended March 31, 2011.

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

Our net income included stock based compensation expense of approximately $53,000 for the three months ended March 31, 2012 and approximately $167,000 for the nine months ended March 31, 2012. Our net income included stock based compensation expense of approximately $69,000 for the three months ended March 31, 2011 and approximately $179,000 for the nine months ended March 31, 2011.

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

Our financial statements include the following Level 1 financial instruments: cash equivalents, accounts receivable, short-term investments, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at March 31, 2012 and June 30, 2011. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of March 31, 2012 was $773,000. The fair value of our forward exchange contracts as of June 30, 2011 was $15,000. As of March 31, 2012 and June 30, 2011, we did not have any financial assets or liabilities classified as Level 3.

B. Inventories

Inventories, net consisted of the following (in thousands):

	March 31, 2012	June 30, 2011
Raw materials	$9,497	$5,524
Work in progress	1,937	971
Finished goods	2,042	925
Reserves	(305)	(921)

	$13,171	$6,499

C. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	March 31, 2012	June 30, 2011
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,756	2,755
Machinery and equipment	3 – 12	25,448	26,130
Office equipment and furniture	3 – 5	3,100	3,014
Vehicles	3	136	136
Leasehold improvements	1 – 15	10,095	10,083

Total property and equipment		41,928	42,511
Less: accumulated depreciation and amortization		(31,046)	(31,100)

Property and equipment, net		$10,882	$11,411

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2013, and with Bank of America, N.A. in effect until March 15, 2013.

On March 31, 2012, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $177,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $554,000. As of March 31, 2012, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,107), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the nine months ended March 31, 2012. As of March 31, 2012, we had $5.6 million available under our credit facilities.

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

The components included in the net periodic expense for the periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Interest cost	$23	$22	$68	$66
Expected return on plan assets	(10)	(10)	(30)	(29)

Net periodic expense	$13	$12	$38	$37

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

	$00,000.0	$00,000.0	$00,000.0	$00,000.0	$00,000.0	$00,000.0	$00,000.0	$00,000.0
	Three Months Ended March 31,				Nine Months Ended March 31,
	2012		2011		2012		2011
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$7,963	46%	$7,088	53%	$24,444	47%	$21,579	52%
Customer 2	2,893	17	3,079	23	10,730	21	8,846	21

	$10,856	63%	$10,167	76%	$35,174	68%	$30,425	73%

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012		2011		2012		2011
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	(a)	(a)	(a)	(a)	$2,419	10%	(a)	(a)
Supplier 2	(a)	(a)	$490	12%	(a)	(a)	(a)	(a)
Supplier 3	(a)	(a)	(a)	(a)	(a)	(a)	$1,791	11%

	(a)	(a)	$490	12%	$2,419	10%	$1,791	11%

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net Sales
Private label contract manufacturing	$14,943	$12,224	$46,586	$38,758
Patent and trademark licensing	2,092	720	4,146	1,336
Branded products	387	431	1,192	1,390

	$17,422	$13,375	$51,924	$41,484

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Income from Operations
Private label contract manufacturing	$2,028	$1,182	$7,133	$5,074
Patent and trademark licensing	857	71	1,659	152
Branded products	12	85	134	273

Income from operations of reportable segments	2,897	1,338	8,926	5,499

Corporate expenses not allocated to segments	(1,267)	(1,080)	(3,723)	(3,192)

	$1,630	$258	$5,203	$2,307

	March 31, 2012	June 30, 2011
Total Assets
Private label contract manufacturing	$41,220	$40,824
Patent and trademark licensing	3,991	111
Branded products	371	209

	$45,582	$41,144

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
United States	$10,876	$8,703	$29,935	$26,423
Markets outside the United States	6,546	4,672	21,989	15,061

Total net sales	$17,422	$13,375	$51,924	$41,484

Products manufactured by NAIE accounted for approximately 69% of net sales in markets outside the U.S. for the three months ended March 31, 2012, and 67% for the three months ended March 31, 2011. NAIE accounted for 66% of net sales in markets outside the U.S. for the nine months ended March 31, 2012, and 63% for the nine months ended March 31, 2011. No products manufactured by NAIE were sold in the U.S. during the nine months ended March 31, 2012 and 2011.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Nine Months Ended
	March 31, 2012	June 30, 2011	March 31, 2012	June 30, 2011	March 31, 2012	March 31, 2011
United States	$10,277	$10,835	$32,987	$30,210	$1,336	$730
Europe	2,536	2,481	12,595	10,934	423	583

	$12,813	$13,316	$45,582	$41,144	$1,759	$1,313

H. Income Taxes

The effective tax rate for the three months ended March 31, 2012 was 33.7% and the effective tax rate for the nine months ended March 31, 2012 was 35.5%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the recognition of state taxes partially offset by the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

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

I. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. For the year ended June 30, 2011, we purchased 106,023 shares at a weighted average cost of $4.02 per share and a total cost of $426,000, including commissions and fees. During the nine months ended March 31, 2012, we purchased an additional 45,026 shares at a weighted average cost of $4.49 per share and a total cost of $202,000, including commissions and fees.

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

During the three and nine months ended March 31, 2012, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through July 2013. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three and nine months ended March 31, 2012, we did not have any material losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of March 31, 2012, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $12.6 million (EUR 8.8 million). As of March 31, 2012, a net gain of approximately $698,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. We expect approximately $610,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of March 31, 2012, $685,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets and $87,000 was classified in other noncurrent assets, net in our Consolidated Balance Sheets. During the three months ended March 31, 2012 we recognized $280,000 of losses in OCI and reclassified $365,000 of gains from OCI to revenue. During the nine months ended March 31, 2012 we recognized $1.4 million of gains in OCI and reclassified $728,000 of gains from OCI to revenue. During the three months ended March 31, 2011, we recognized $226,000 of losses in OCI and reclassified $43,000 of gains from OCI to revenue. During the nine months ended March 31, 2011, we recognized $39,000 of gains in OCI and reclassified $97,000 of gains from OCI to revenue.

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

As of May 14, 2012, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

On August 3, 2011, NAI and CSI filed an amended and supplemental complaint against DNP reasserting claims for unfair competition and violation of the Delaware Deceptive Trade Practices Act. The amended complaint also asserted new facts in support of these claims. On September 8, 2011, NAI and CSI filed a voluntary notice of dismissal of the amended and supplemental complaint against DNP and filed a new complaint in the U.S. District Court for the District of Delaware alleging similar claims of unfair competition, violation of the Delaware Deceptive Trade Practices Act and interference with business relations. On December 22, 2011, DNP filed a complaint in the U.S. District Court for the District of Delaware against NAI and CSI for declaratory judgment of non-infringement and invalidity of three of NAI’s patents. On January 27, 2012, DNP amended its complaint to add declaratory judgment claims of non-infringement and invalidity against NAI’s U.S. Patent No. 8,067,381 (the ‘381 patent), entitled “Methods and compositions for increasing the anaerobic working capacity in tissues.” On February 6, 2012, the Company and CSI moved to dismiss the cases related to the three previously asserted patents for lack of subject matter jurisdiction. On the same day, the Company filed its answer and counterclaims for infringement by DNP of the ‘381 patent. DNP subsequently agreed to voluntarily dismiss CSI from the lawsuit. On March 2, 2012, the Court ordered the dismissal of CSI. The Company’s motion is still pending before the Court.

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, accusing Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of infringing the ‘381 patent. NAI filed the complaint after Woodbolt failed to comply with a cease and desist demand. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe the ‘381 patent. Woodbolt’s alleged contract manufacturers, Garden State and Integrity, also were included in the suit for infringing the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ‘381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Act Antritrust Laws (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. The Company’s motion is still pending before the Court.

On January 20, 2012, NAI filed two lawsuits in the U.S. District Court for the Southern District of Texas, Houston, Division, for infringement of the ‘381 patent, one against BPI Sports Holdings, LLC d/b/a BPI Sports, LLC and BPI Sports (BPI) and the other against Image Sports, LLC d/b/a Image Nutrition LLC (Image). NAI filed the lawsuits after BPI failed to comply with a cease and desist demand. In its suit against BPI, NAI alleged that BPI infringes the ‘381 patent by making, using, offering for sale and selling nutritional supplements and bundled supplement products containing beta-alanine such as its 1.M.R.™ product. NAI’s suit against Image alleged that Image makes, uses, offers for sale and sells nutritional supplements and bundled supplement products containing beta-alanine such as its Alarm™ product. On January 30, 2012, BPI Sports, LLC filed a complaint in the U.S. District Court for the Southern District of Florida for declaratory judgment of non-infringement, invalidity and/or unenforceability of certain of NAI’s patents. On March 13, 2012, the parties finalized a settlement agreement regarding all three lawsuits. Under the terms of the settlement agreement, BPI and Image will purchase CarnoSyn® beta-alanine from NAI’s licensed distributor, CSI, pursuant to a separate supply agreement between CSI, BPI and Image and receive a license from NAI to its intellectual property rights regarding CarnoSyn® beta-alanine. NAI receives royalties for sales of Carnosyn® beta-alanine sold by CSI.

On May 3, 2012, NAI filed a Complaint in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt Distribution, Inc., for infringing its U.S Patent No. 8,129,422 (“the ‘422 patent”) entitled “Methods and compositions for increasing the anaerobic working capacity in tissues.”

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

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2012. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2011 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. More recently, our revenue has included royalty and licensing revenue generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine and sold under the CarnoSyn® trade name.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, commercializing our patent estate through contract manufacturing, royalty and license agreements, and developing and growing our own line of branded products.

During the first nine months of fiscal 2012, our net sales were 25.2% higher than in the first nine months of fiscal 2011. Private label contract manufacturing sales increased 20.2% due primarily to higher volumes of existing products in existing markets, sales of new products to existing customers and sales to new customers. This increase was partially offset by lower product sales to other existing customers. Our revenue concentration risk for our two largest customers decreased to 68% as a percentage of our total sales for the first nine months of fiscal 2012 compared to 73% in the first nine months of fiscal 2011. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease marginally during the remainder of fiscal 2012 with the anticipated increase of sales of new products to existing customers.

During fiscal 2011, we expanded our beta-alanine licensing programs through new agreements with Nestle Nutrition and Abbott Laboratories. During the nine months ended March 31, 2012, CarnoSyn® beta-alanine royalty and licensing revenue totaled $4.1 million, representing a 210% increase over the comparable prior year period. Our CarnoSyn® related income has grown considerably in recent periods due to the increased popularity of this ingredient as a sports nutrition supplement and expanded distribution channels and efforts. To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $1.4 million during fiscal 2011, $544,000 during the three months ended March 31, 2012 and $1.1 million during the nine months ended March 31, 2012. Our efforts to protect our patent estate are described in more detail under Item 1 of Part II of this report. During the second quarter of fiscal 2012, we also purchased approximately $2.9 million of beta-alanine raw material to help ensure sufficient inventory to meet anticipated future customer demand and to remove infringing beta-alanine product from the industry supply chain. During the third quarter of fiscal 2012, we purchased an additional $307,000 and sold $364,000 of beta-alanine raw material. As of March 31, 2012, we had $2.9 million of beta-alanine raw material on hand. Subject to customer demand levels and other economic influences, we expect to liquidate a majority of this beta-alanine inventory during the next several quarters.

Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products declined 14.2% in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011 due to the continued softening of our Pathway to Healing® product line. Our branded products segment consists primarily of the products sold under our Pathway to Healing® product line. Beginning in April 2007, Dr. Cherry ceased airing his weekly television program, which had served as the primary customer acquisition vehicle in marketing the Pathway to Healing® product line. While sales of the product line have been primarily generated by continuity orders from long-standing repeat customers, the loss of the television program has had a negative impact on our ability to acquire new customers and retain existing customers. During fiscal 2011, we began the process of re-launching a portion of our Pathway to Healing® product line and are continuing to evaluate alternatives for this product line.

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

Our critical accounting policies are discussed under Item 7 of our 2011 Annual Report. There have been no significant changes to these policies during the nine months ended March 31, 2012.

Results of Operations

The results of our operations for the periods ended March 31 were as follows (dollars in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012	2011	% Change	2012	2011	% Change
Private label contract manufacturing	$14,943	$12,224	22	$46,586	$38,758	20
Patent and trademark licensing	2,092	720	191	4,146	1,336	210
Branded products	387	431	(10)	1,192	1,390	(14)

Total net sales	17,422	13,375	30	51,924	41,484	25
Cost of goods sold	13,299	10,991	21	39,765	33,576	18

Gross profit	4,123	2,384	73	12,159	7,908	54
Gross profit %	23.7%	17.8%		23.4%	19.1%
Selling, general & administrative expenses	2,493	2,126	17	6,956	5,601	24

% of net sales	14.3%	15.9%		13.4%	13.5%
Income from operations	1,630	258	532	5,203	2,307	126
% of net sales	9.4%	1.9%		10.0%	5.6%
Other expense (income), net	19	7	171	(37)	5	(840)

Income before income taxes	1,611	251	542	5,240	2,302	128
% of net sales	9.2%	1.9%		10.1%	5.5%
Income tax expense	543	70	676	1,859	355	424

Net income	$1,068	$181	490	$3,381	$1,947	74

% of net sales	6.1%	1.4%		6.5%	4.7%

The percentage increase in contract manufacturing net sales was primarily attributed to the following for the periods ended March 31, 2012:

	Three Months Ended	Nine Months Ended
Mannatech, Incorporated (1)	(1.5)%	7.4%
NSA International, Inc. (2)	7.1	4.9
Other customers (3)	16.6	7.9

Total	22.2%	20.2%

1	Net sales to Mannatech, Incorporated decreased during the three months ended March 31, 2012 as compared to the same period in the prior year primarily as a result of lower volumes of established products in existing markets. During the nine months ended March 31, 2012, net sales to Mannatech, Incorporated increased as compared to the same period in the prior year primarily as a result of higher volumes of established products in existing markets.

2	The increase in net sales to NSA International, Inc. (NSA) for the three months ended March 31, 2012 included an increase in international sales of 37.1% and a decrease in domestic sales of 2.2%. The increase in net sales to NSA for the nine months ended March 31, 2012 included an increase in international sales of 45.8% and a decline in domestic sales of 6.2%. The international sales increases were primarily due to increased demand by NSA’s consumers. The domestic decreases were primarily due to lower average sales prices and lower sales volumes of existing products.

3	The increase in net sales was primarily due to sales of existing and new products to existing customers.

Net sales from our branded products segment decreased 10% during the third quarter of fiscal 2012 as compared to the comparable quarter in fiscal 2011 and 14% during the nine months ended March 31, 2012 compared to the comparable nine month period last year. These sales declines were primarily due to the continuing impact of the cessation of the Dr. Cherry weekly television program in April 2007, which had served as the primary acquisition vehicle in marketing the Pathway to Healing® product line.

Gross profit margin increased 5.9 percentage points during the third quarter of fiscal 2012 from the comparable quarter in fiscal 2011 and 4.3 percentage points during the nine months ended March 31, 2012 from the comparable nine month period last year. The change in gross profit margin was primarily due to the following for the periods ended March 31, 2012:

	Three Months Ended	Nine Months Ended
Contract manufacturing:
Shift in sales and material mix	(3.0)%	(3.1)%
Reduced (incremental) overhead expenses	2.7	3.4
Reduced (incremental) direct and indirect labor	2.4	1.0
Patent and trademark licensing	4.4	3.6
Branded products operations	(0.6)	(0.6)

Total	5.9%	4.3%

Selling, general and administrative expenses increased $367,000 and $1.4 million, respectively, during the three and nine month periods ended March 31, 2012 as compared to the corresponding prior year periods. The increase during the third quarter of fiscal 2012 as compared to the same period in fiscal 2011 was primarily attributable to a $171,000 increase in patent litigation and prosecution expenses associated with our patent and trademark licensing business and $175,000 in increased expenses from our domestic private label contract manufacturing business primarily related to employee compensation costs. The increase during the nine month period ended March 31, 2012 as compared to the same period in fiscal 2011 was primarily attributable to a $640,000 increase in patent litigation and prosecution expenses associated with our patent and trademark licensing business and $703,000 in increased expenses from our domestic private label contract manufacturing business primarily related to employee compensation costs. Selling, general and administrative expenses for our branded products business during the three and nine month periods ended March 31, 2012 were consistent with the comparable prior year periods.

Other expense, net increased $12,000 during the third quarter of fiscal 2012 from the comparable quarter last year primarily due to foreign currency exchange activity. Other income, net increased $42,000 during the nine month period ended March 31, 2012 from the comparable nine month period last year due primarily to favorable foreign currency exchange activity associated with the Swiss Franc and the related impact on the translation of Swiss Franc denominated expenses.

Our income tax expense increased $473,000 during the third quarter of fiscal 2012 and $1.5 million during the nine months ended March 31, 2012 as compared to the same periods in the prior fiscal year. The increases were primarily due to the recognition of federal and state income tax expense on domestic fiscal 2012 earnings compared to zero federal domestic income tax recognized for the three and nine month periods ended March 31, 2011. No U.S-based federal income tax expense was recorded on domestic earnings during the three and nine month periods ended March 31, 2011 due to federal net operating loss carry forwards. As a result, the tax expense from operations for the three and nine month periods ended March 31, 2011 only included state tax expense on domestic operations and tax from our foreign subsidiary at a statutory tax rate of 20%. The three and nine month periods ended March 31, 2012 include both domestic federal and state income tax and income tax from our foreign subsidiary at a statutory tax rate of 20%.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used by operating activities was $2.4 million for the nine months ended March 31, 2012 compared to $4.6 million provided by operating activities in the comparable period in the prior year.

At March 31, 2012, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, used $1.9 million in cash during the nine months ended March 31, 2012 compared to providing $879,000 in the comparable period in the prior year. The increase in cash used by accounts receivable during the nine months ended March 31, 2012 was the result of higher sales and royalty and licensing revenue as compared to the comparable prior year period. Days sales outstanding was 22 days as of March 31, 2012 compared to 29 days as of March 31, 2011.

At March 31, 2012, changes in inventory used $6.7 million in cash during the nine months ended March 31, 2012 compared to using $492,000 of cash in the comparable prior year period. The increase in cash used by inventory during the nine months ended March 31, 2012 was primarily related to timing of inventory shipments and receipts, increased sales demand and the net acquisition of approximately $2.9 million of beta-alanine raw material, which was acquired to help ensure sufficient inventory to meet anticipated future customer demand and to remove infringing beta-alanine product from the industry supply chain.

Approximately $786,000 of our operating cash flow was generated by NAIE in the nine months ended March 31, 2012. As of March 31, 2012, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $1.8 million during the nine months ended March 31, 2012 compared to $1.3 million in the comparable period in the prior year. Capital expenditures during the nine months ended March 31, 2012 and March 31, 2011 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities

We did not have any consolidated debt as of either March 31, 2012 or June 30, 2011.

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2013, and with Bank of America, N.A. in effect until March 15, 2013.

On March 31, 2012, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $177,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $554,000. As of March 31, 2012, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,107), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of March 31, 2012, we had $11.1 million in cash and cash equivalents and $5.6 million available under our credit facilities. Of these amounts, $5.3 million of cash and cash equivalents and $554,000 of the amount available under our credit facilities were held by NAIE. Our intent is to permanently reinvest all of our earnings from foreign operations, and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund our U.S. operations, we may be required to accrue and pay additional U.S. taxes to repatriate any such funds. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the notes to our consolidated financial statements included under Item 1 of this report. Other than those pronouncements, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

ITEM 4.      CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of March 31, 2012.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 14, 2012, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

On August 3, 2011, NAI and CSI filed an amended and supplemental complaint against DNP reasserting claims for unfair competition and violation of the Delaware Deceptive Trade Practices Act. The amended complaint also asserted new facts in support of these claims. On September 8, 2011, NAI and CSI filed a voluntary notice of dismissal of the amended and supplemental complaint against DNP and filed a new complaint in the U.S. District Court for the District of Delaware alleging similar claims of unfair competition, violation of the Delaware Deceptive Trade Practices Act and interference with business relations. On December 22, 2011, DNP filed a complaint in the U.S. District Court for the District of Delaware against NAI and CSI for declaratory judgment of non-infringement and invalidity of three of NAI’s patents. On January 27, 2012, DNP amended its complaint to add declaratory judgment claims of non-infringement and invalidity against NAI’s U.S. Patent No. 8,067,381 (the ‘381 patent), entitled “Methods and compositions for increasing the anaerobic working capacity in tissues.” On February 6, 2012, the Company and CSI moved to dismiss the cases related to the three previously asserted patents for lack of subject matter jurisdiction. On the same day, the Company filed its answer and counterclaims for infringement by DNP of the ‘381 patent. DNP subsequently agreed to voluntarily dismiss CSI from the lawsuit. On March 2, 2012, the Court ordered the dismissal of CSI. The Company’s motion is still pending before the Court.

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, accusing Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of infringing the ‘381 patent. NAI filed the complaint after Woodbolt failed to comply with a cease and desist demand. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe the ‘381 patent. Woodbolt’s alleged contract manufacturers, Garden State and Integrity, also were included in the suit for infringing the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ‘381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Act Antritrust Laws (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. The Company’s motion is still pending before the Court.

On January 20, 2012, NAI filed two lawsuits in the U.S. District Court for the Southern District of Texas, Houston, Division, for infringement of the ‘381 patent, one against BPI Sports Holdings, LLC d/b/a BPI Sports, LLC and BPI Sports (BPI) and the other against Image Sports, LLC d/b/a Image Nutrition LLC (Image). NAI filed the lawsuits after BPI failed to comply with a cease and desist demand. In its suit against BPI, NAI alleged that BPI infringes the ‘381 patent by making, using, offering for sale and selling nutritional supplements and bundled supplement products containing beta-alanine such as its 1.M.R.™ product. NAI’s suit against Image alleged that Image makes, uses, offers for sale and sells nutritional supplements and bundled supplement products containing beta-alanine such as its Alarm™ product. On January 30, 2012, BPI Sports, LLC filed a complaint in the U.S. District Court for the Southern District of Florida for declaratory judgment of non-infringement, invalidity and/or unenforceability of certain of NAI’s patents. On March 13, 2012, the parties finalized a settlement agreement regarding all three lawsuits. Under the terms of the settlement agreement, BPI and Image will purchase CarnoSyn® beta-alanine from NAI’s licensed distributor, CSI, pursuant to a separate supply agreement between CSI, BPI and Image and receive a license from NAI to its intellectual property rights regarding CarnoSyn® beta-alanine. NAI receives royalties for sales of Carnosyn® beta-alanine sold by CSI.

On May 3, 2012, NAI filed a Complaint in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt Distribution, Inc., for infringing its U.S Patent No. 8,129,422 (“the ‘422 patent”) entitled “Methods and compositions for increasing the anaerobic working capacity in tissues.”

Although we believe the above litigation matters are supported by valid claims, there is no assurance NAI will prevail in these litigation matters or in similar proceedings it may initiate or that litigation expenses will be as anticipated.

NAI incurred litigation and patent compliance expenses of approximately $544,000 during the three months ended March 31, 2012 and $1.1 million during the nine months ended March 31, 2012. NAI incurred litigation and patent compliance expenses of approximately $488,000 during the three months ended March 31, 2011 and $770,000 during the nine months ended March 31, 2011.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.13 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.11	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.12	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006
10.13	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.14	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.15	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.16	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.17	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.18	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.19	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.20	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.21	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.22	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.23	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.24	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.25	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.26	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010

10.27	Credit Agreement by and between NAI and Wells Fargo Bank, National Association effective as of December 1, 2010	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010

10.28	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011

10.29	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of July 1, 2011	Exhibit 10.31 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the commission on September 22, 2011

10.30	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, National Association effective as of November 28, 2011	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.31	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, National Association dated November 28, 2011 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.32	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated January 1, 2012 (English translation)	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the commission on February 13, 2012

10.33	First Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of January 6, 2012	Filed herewith

10.34	Second Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of March 19, 2012	Filed herewith

10.35	First Amendment to Manufacturing Agreement by and between NSA, Inc. and NAI effective as of April 1, 2012	Filed herewith

10.36	First Amendment to Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE effective as of April 1, 2005.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101	The following financial statements and notes from NAI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.**	Filed herewith

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

Date: May 14, 2012

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.