Form 10-K
period 2012-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2012-09-21
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2011) was approximately $49,354,082 (based on the closing sale price of $8.84 reported by Nasdaq on December 30, 2011). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of September 21, 2012, 6,950,687 shares of NAI’s common stock were outstanding, net of 361,990 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 7, 2012, to be filed on or before October 28, 2012.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	our ability to protect our intellectual property;

•	the outcome of litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;

•

currency exchange rates, their effect on our results of operations, including amounts that may be reclassified as earnings, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	future levels of our revenue concentration risk;

•	sources and availability of raw materials;

•	inventories, including the adequacy of inventory levels to meet future customer demand and the adequacy and intended use of our facilities;

•	development of new products and marketing strategies;

•	our ability to increase our marketing and advertising efforts for our Pathway to Healing® product line, the timing of such efforts and their effect on future sales;

•	manufacturing and distribution channels, product sales and performance, and timing of product shipments;

•	current or future customer orders;

•	the impact on our business and results of operations and variations in quarterly net sales from seasonal and other factors;

•	inflation rates and their impact on our operations and profitability;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification, acquisition, divestment and consolidation strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMP);

•	our ability to successfully expand our operations outside the United States (U.S.);

•	the adequacy of reserves and allowances;

•	overall industry and market performance;

•	competition and competitive advantages resulting from our quality commitment;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

We are a leading formulator, manufacturer and marketer of nutritional supplements. Our comprehensive strategic partnerships with our customers offer a wide range of innovative nutritional products and services to our clients including the following: scientific research, clinical studies, proprietary ingredients, customer-specific nutritional product formulation, product testing and evaluation, marketing management and support, packaging and delivery system design, regulatory review, and international product registration assistance.

As our primary business activity, we provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the United States. We also seek to commercialize our patent and trademark estate related to the ingredient known as beta-alanine through various licensing and similar arrangements. Additionally, we develop, manufacture and market our own branded products under the Pathway to Healing® product line, which is aimed at restoring, maintaining and improving the health of the users.

History

Originally founded in 1980, Natural Alternatives International, Inc. reorganized as a Delaware corporation in 1989. Our principal executive offices are located at 1185 Linda Vista Drive, San Marcos, California, 92078.

In January 1999, we formed Natural Alternatives International Europe S.A. (NAIE) as our wholly owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened its manufacturing facility and now possesses manufacturing capability in encapsulation, powders, and tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration.

In December 2005, we acquired Real Health Laboratories, Inc. (RHL), which primarily marketed branded nutritional supplements. After a careful review of our branded products portfolio and operations and a decision to narrow our branded products focus, on July 31, 2009, we completed the sale of substantially all of the assets of RHL.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, NAIE and our other wholly owned subsidiaries.

Overview of our Facilities and Operations

Our U.S.-based operations are located in San Marcos and Vista, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory and other research and development services. Our manufacturing facilities were recertified on October 6, 2010 by the Therapeutic Goods Administration (TGA) of Australia after its audit of our GMP. TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. The TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen months.

Our California facilities also have been awarded GMP registration annually by NSF International (NSF) through the NSF Dietary Supplements Certification Program since October 2002 and received “GMP for Sport” NSF Certified registration on February 16, 2009. GMP requirements are regulatory standards and guidelines establishing necessary processes, procedures and documentation for manufacturers in an effort to assure the products produced by that manufacturer have the identity, strength, composition, quality and purity they are represented to possess. The NSF Certified for Sport program focuses on minimizing the risk that a dietary supplement or sports nutrition product contains banned substances and was developed due to growing demand from athletes and coaches concerned about banned substances in sports supplements. The program focuses primarily on manufacturing and sourcing processes, embedding preventative measures throughout. NAI’s participation in the program allows us to produce products bearing the NSF Sport logo.

Additionally, our U.S. Operations have been certified by Health Canada as compliant with GMP requirements as outlined in Part 3 of the Canadian Natural Health Products Regulations. Health Canada is the federal department of the Canadian government with responsibility for national public health. Health Canada has initiated work to modernize its regulatory system for food and health products. Health Canada plays an active role in ensuring access to safe and effective drugs and health products while giving highest priority to public safety and striving to provide information needed to make healthy choices and informed decisions regarding one’s health. NAI was issued its annual certification from Health Canada’s Natural Health Products Directorate in December 2011. Not only does this approval demonstrate yet another level of regulatory compliance for NAI, it may also ease the approval process for our customers who import products into Canada.

NAIE also operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license to process pharmaceuticals for packaging, importation, export and sale within Switzerland and other countries from the Swissmedic Authority of Bern, Switzerland. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying NAIE’s expanded facilities conform to GMP. We believe these licenses and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and can improve our ability to develop relationships with new customers. The Swissmedic licenses are valid until February 2014.

In addition to our operations in the United States and Switzerland, we have a part-time representative in Japan who provides a range of services to our customers currently present in or seeking to expand into the Japanese market and other markets in the Pacific Rim. These services include regulatory and marketing assistance along with guidance and support in adapting products to these markets.

Business Strategy

Our goals are to achieve long-term growth and profitability and to diversify our sales base. To accomplish these goals, we have sought and intend to continue to seek to do the following:

•

leverage our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers and assist in developing relationships with additional quality oriented customers;

•	provide strategic partnering services to our private-label contract manufacturing customers, as described below under “Products, Principal Markets and Methods of Distribution”;

•	commercialize our beta-alanine patent estate through contract manufacturing, royalty and license agreements and protect our proprietary rights;

•	improve operational efficiencies and manage costs and business risks to improve profitability; and

•	develop and grow our own line of branded products primarily through direct-to-consumer sales and distribution channels.

Overall, we believe there is an opportunity to enhance consumer confidence in the quality of our nutritional supplements and their adherence to label claims through the education provided by direct sales and direct-to-consumer marketing programs. We believe our GMP and TGA certified manufacturing operations, science-based product formulations, peer-reviewed clinical studies and regulatory expertise provide us with a sustainable competitive advantage by providing our customers with a high degree of confidence in the products we manufacture.

While today’s consumer may have access to a variety of information, we believe many consumers remain uneducated about nutrition and nutritional supplementation, uncertain about the relevance or reliability of the information they have or are confused about conflicting claims or information, which we believe creates a significant opportunity for the direct sales marketing channel. The direct sales marketing channel has proved, and we believe will continue to prove, to be a highly effective method for marketing high-quality nutritional supplements as associates or other personalities educate consumers on the benefits of science based nutritional supplements. Our largest customers operate in the direct sales marketing channel. Thus, the majority of our business has relied primarily on the effectiveness of our customers in this marketing channel.

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

During fiscal 2011, we expanded our beta-alanine licensing programs through the execution of a supply agreement with Nestle Nutrition (Nestle) and a license and supply agreement with Abbott Laboratories (Abbott). The Nestle agreement expired on August 16, 2012 and was not renewed. Under the Abbott agreement, we agreed to grant an exclusive license to Abbott for the use of beta-alanine in certain medical foods and medical nutritionals. Our branded products segment consists primarily of the products sold under our Pathway to Healing® product line. During fiscal 2011 and 2012, we re-launched our Pathway to Healing® product line and increased our marketing and advertising activities in an effort to expand our future sales opportunities.

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

Products, Principal Markets and Methods of Distribution

Our primary business activity is to provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Our private-label contract manufacturing customers include companies that market nutritional supplements through direct sales marketing channels, direct response television and retail stores. We manufacture products in a variety of forms, including capsules, tablets, chewable wafers and powders to accommodate a variety of consumer preferences.

We provide strategic partnering services to our private-label contract manufacturing customers, including the following:

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

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2012		2011
	$	%	$	%
Private-label Contract Manufacturing	$63,268	87	$52,310	94
Patent and Trademark Licensing	7,990	11	1,747	3
Branded Products	1,564	2	1,825	3

Total Net Sales	$72,822	100	$55,882	100

Research and Development

We are committed to quality research and development. We focus on the development of new science based products and the improvement of existing products. We periodically test and validate our products to help ensure their stability, potency, efficacy and safety. We maintain quality control procedures to verify that our products comply with applicable specifications and standards established by the FDA and other regulatory agencies. We also direct and participate in clinical research studies, often in collaboration with scientists and research institutions, to validate the benefits of a product and provide scientific support for product claims and marketing initiatives. We believe our commitment to research and development, as well as our facilities and strategic alliances with our suppliers and customers, allow us to effectively identify, develop and market high-quality and innovative products.

As part of the services we provide to our private-label contract manufacturing customers, we may perform, but are not required to perform, certain research and development activities related to the development or improvement of their products. While our customers typically do not pay directly for this service, the cost of this service is included as a component of the price we charge to manufacture and deliver their products. Research and development costs, which include costs associated with international regulatory compliance services we provide to our customers, are expensed as incurred.

Our research and development expenses for the last two fiscal years ended June 30 were $1.1 million for 2012 and $980,000 for 2011. The increase in research and development expenses was related to activity supporting our increased sales volume.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. In addition, the commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. We conduct identity testing for all raw materials we purchase and, on a predetermined testing protocol basis, we evaluate raw materials to ensure their quality, purity and potency before we use them in our products. We typically buy raw materials in bulk from qualified vendors located both within and outside the U.S. During fiscal 2012, we did not have any suppliers that represented more than 10% of our total raw material purchases.

During fiscal 2012, our contract manufacturing business experienced increases in various product raw material costs, which were associated with various vitamins and minerals. In early March 2011, the factory that produces the major supply of beta-alanine sold under our CarnoSyn® trade name was damaged as a result of the massive earthquake off the coast of Sendai, Japan resulting in a significant beta-alanine supply interruption. While this Japanese factory resumed operations in June 2011 and was able to produce beta-alanine at historical levels during fiscal 2012, there is no assurance this facility will not incur future production interruptions as a result of additional earthquake-related activity or other causes. Throughout fiscal 2013, we expect to experience difficulties in sourcing various raw materials as a result of worldwide shortages, and other supply constraints. We also believe raw material and product cost pricing pressures will continue throughout fiscal 2013 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs.

Major Customers

NSA International, Inc. (NSA) has been our largest customer over the past several years. During the fiscal year ended June 30, 2012, NSA accounted for approximately 44% of our net sales. We have manufacturing agreements with NSA dated April 1, 2005. Under the terms of our agreements with NSA, we develop, manufacture, produce and package certain nutritional products for NSA based on monthly purchase orders submitted to us by NSA and provide certain consulting services, at such prices as are agreed upon from time to time. The agreements require that NSA purchase at least 75% of NSA’s monthly domestic requirements for certain of its products from us. The agreements expire on April 1, 2014, and may only be terminated in the event of a default under the agreements or 3 month’s written notice by either party. The agreements prohibit us from manufacturing or distributing any products that are substantially similar to the products we manufacture for NSA during the term of the agreements and for a period of three years thereafter.

Our second largest customer is Mannatech, which accounted for approximately 19% of our net sales during fiscal 2012. Under the terms of our manufacturing agreement with Mannatech, we manufacture, produce and bulk package certain nutritional products for Mannatech based on purchase orders submitted to us by Mannatech, at such prices as are agreed upon from time to time. The agreement automatically extends for successive one year periods unless terminated by either party in the event of a breach of the agreement by the other party or on at least 60 days written notice prior to the expiration of the then current term. We also have a Manufacturing Sales Agreement with Mannatech and its affiliates, under which we have the exclusive right to develop and manufacture certain products for Mannatech to be sold in Germany and Denmark. This agreement automatically extends for successive one year periods unless terminated by either party for cause or in the event of a breach of the agreement by the other party or upon written notice prior to the expiration of the then current term.

Both NSA and Mannatech are private-label contract manufacturing customers, and the loss of either one of them could result in significant negative impact to our financial position and results of operations. No other customer accounted for 10% or more of our net sales during fiscal 2012. We continue to focus on obtaining new private-label contract manufacturing customers and growing our remaining branded products to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

Competition

We compete with other manufacturers, distributors and marketers of vitamins, minerals, herbs, and other nutritional supplements both within and outside the U.S. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements comes from many sources. These products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), health and natural food stores, and direct sales channels (mail order, network marketing and e-marketing companies). The products we produce for our private-label contract manufacturing customers may compete with our own branded products, although we believe such competition is limited.

We believe private-label contract manufacturing competition in our industry is based on, among other things, customized services offered, product quality and safety, innovation, price and customer service. We believe we compete favorably with other companies because of our ability to provide comprehensive solutions for customers, our certified manufacturing operations and our commitment to quality and safety through our research and development activities.

Our future competitive position for private-label contract manufacturing, patent and trademark licensing, and branded products will likely depend on, but not be limited to, the following:

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

The FDA also regulates the labeling and marketing of dietary supplements and nutritional products, including the following:

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

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (DSNDCPA) was passed, which further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and to notify the FDA of any serious adverse event report within 15 business days of receiving such report. Events reported to the FDA would not be considered an admission from a company that its product caused or contributed to the reported event. We are committed to meeting or exceeding the provisions of the DSNDCPA.

We are also subject to a variety of other regulations in the U.S., including those relating to bioterrorism, taxes, labor and employment, import and export, the environment and intellectual property. All of these regulations require significant financial and operational resources to ensure compliance with, and we can not assure you that we will always be in compliance despite our best efforts to do so.

Our operations outside the U.S. are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the U.S. and may vary from country to country. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. In other markets outside the U.S., we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on reformulation of our products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our ability to enter certain markets outside the U.S. As with the costs of regulatory compliance in the United States, foreign regulations require significant financial and operational resources to ensure compliance with, and we can not assure you that we will always be in compliance despite our best efforts to do so. Our failure to maintain regulatory compliance within and outside the United States could impact our ability to sell our products and thus, materially impact our financial position and results of operations.

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to corporate, brand and product names. We own 18 trademark registrations, including nine incontestable registrations, in the U.S.. Federal registration of a trademark affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent others from using the same or similar marks. However, to the extent a common law user has made prior use of the mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration would be subject to that geographic area.

We have five foreign trademark registrations. One trademark is registered with the Japanese Patent and Trademark Office, one with the Australia Patent and Trademark Office, two with the Trademarks and Designs Registration Office of the European Union, and one with the Chinese Patent & Trademark Office. We currently have eleven additional trademark applications pending in various jurisdictions outside of the United States and we intend to register additional trademarks in foreign countries where our products are or may be sold in the future. We also claim common law ownership and protection of certain unregistered trademarks and service marks. Trademark rights are based on use of a mark. Common law use of a mark offers protection of a mark within the particular geographic area in which it is used. We believe our registered and unregistered trademarks constitute valuable assets, adding to the recognition of our products and services in the marketplace. These and other proprietary rights have been and will continue to be important in enabling us to compete; however, we cannot assure you that our pending trademark applications will be granted or our current trademarks will be maintained.

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

Patents and Patent Licenses. We currently own eight U.S. patents, which include corresponding patents or applications in fifteen countries in North America, Europe and Asia. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI and we make certain ongoing royalty payments to the prior owners of the patents. We also license rights to certain uses that are covered by the patents to the prior owners. The royalty payments and license continue until the expiration of the patents. We are currently exclusively licensing our patent rights to two customers for use in limited markets, and since March 2009 have had an agreement with CSI to grant a license of certain patent and trademark rights to customers of CSI who purchase beta-alanine from CSI. The license agreement allows CSI’s customers to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights. We receive royalties from CSI that vary based on the quantity and source of beta-alanine sold by CSI. Seven of our patents expire in August 2017 and one patent expires in July 2026.

Beginning in fiscal 2009, the licensing, raw material sales, and revenues we have received associated with the sale and license of beta-alanine under the CarnoSyn® trade name have grown steadily from $515,000 in fiscal 2009 to $8.0 million in fiscal 2012. During fiscal 2012 we purchased $3.2 million of beta-alanine raw material in an effort to help ensure sufficient inventory was available to meet customer demand and to remove infringing beta-alanine from the industry supply chain. A majority of this inventory was subsequently sold at a sales price of $3.4 million. We do not expect to directly purchase and sell material quantities of beta-alanine raw material during fiscal 2013. We anticipate our licensing and related revenue to expand further during fiscal 2013. We incurred intellectual property litigation and patent compliance expenses of approximately $1.8 million during fiscal 2012 in connection with our efforts to protect our proprietary rights and patent estate, and expect to incur additional litigation expenses during fiscal 2013.

Other Intellectual Property. We have license agreements with Dr. Cherry and his ministries pursuant to which we have the right to use the names, likenesses, styles, personas and certain other intellectual property and attributes of Dr. Cherry to market and distribute nutritional and dietary supplements and related products and materials, including the Pathway to Healing® product line. The license agreements require the payment of certain royalties based on net sales. The licenses are in effect until December 31, 2012, and automatically extend for successive one (1) year periods unless terminated by either party at least 120 days before the expiration of the then current term. As of the date of this annual report, we have not been notified that this license will not be renewed.

Employees

As of June 30, 2012, we employed 140 full-time employees in the U.S., two of whom held executive management positions. Of the remaining full-time employees, 22 were employed in research, laboratory and quality control, eight in sales and marketing, and 108 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2012, we had 10 temporary personnel.

As of June 30, 2012, NAIE employed an additional 25 full-time employees. Most of these positions were in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good.

Seasonality

Although we believe there is no material impact on our business or results of operations from seasonal factors, we have experienced and expect to continue to experience variations in quarterly net sales due to the timing of private-label contract manufacturing orders.

Financial Information about Our Business Segments and Geographic Areas

Our operations are comprised of three reportable segments:

•	Private-label contract manufacturing, in which we primarily provide manufacturing services to companies that market and distribute nutritional supplements and other health care products.

•	Royalty, licensing and related income associated with the sale and license of beta-alanine under our CarnoSyn® trade name.

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

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia. The primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

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

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2012, sales to one customer, NSA International, Inc., were approximately 44% of our total net sales. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 19% of our net sales during fiscal 2012. The loss of one of these customers or other major customers, a significant decrease in sales to these customers, or a significant change in their business or personnel, would materially affect our financial condition and results of operations. Furthermore, the timing of our customers’ orders is impacted by, among others, their marketing programs, customer demand, supply chain management, entry into new markets and new product introductions, all of which are outside of our control. All of these attributes have had and will have a significant impact on our business.

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

Our net sales declined during fiscal 2011 as compared to fiscal 2010 and there can be no assurance that our net sales will improve in the near term, or that we will earn a profit in any given year. We have experienced similar net losses in the past and may incur losses in the future. Our operating results will fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We anticipate generating positive net income in fiscal 2013, although there is no assurance we will be able to do so. Fluctuations in our operating results may adversely affect the share price of our common stock.

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

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents and similar intellectual property. There can be no assurance that we will not incur significant patent and trademark litigation costs associated with defending this intellectual property. During fiscal 2012, we incurred approximately $1.8 million in patent litigation expense and expect litigation expenses during fiscal 2013 to be approximately $1.0 million to $1.5 million, in connection with our efforts to protect our proprietary rights and patent estate. These efforts are described in more detail under Item 3 of this report. There is no assurance we will be able to protect our intellectual property adequately or that our intellectual property rights will be upheld. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. This litigation, even if successful, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operation and financial condition. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

A significant or prolonged economic downturn, such as the one the global economy has recently experienced, could have, and recently has had, a material adverse effect on our results of operations.

Our results of operations are affected by the level of business activity of our customers and licensees, which in turn is affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private-label contract manufacturing customers, as well as our branded products and products sold or manufactured by others using our licensed patent rights. During fiscal 2011, the decline in economic conditions in the U.S. and the various foreign markets in which our customers operate negatively impacted our customers’ businesses and our operations. A continued or further decline in consumer demand and the level of business activity of our customers due to economic conditions could have a material adverse effect on our revenues and profit margins.

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

We buy our raw materials from a limited number of suppliers. During fiscal 2012, we did not have any suppliers that represented more than 10% of our raw material purchases. However, during fiscal 2011, approximately 20% of our total raw material purchases were from two suppliers. The loss of any of our major suppliers or of a supplier that provides any hard to obtain materials could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

We rely solely on one supplier to process certain raw materials that we use in the product line of our largest customer. The loss of or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. Since fiscal 2009, we have experienced increases in various raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs. Increasing raw material and product cost pricing pressures have continued throughout fiscal 2012 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs. We expect these pressures to continue through fiscal 2013. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations or financial condition.

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

If we or our private-label contract manufacturing customers expand into additional markets outside the U.S. or our or their sales in markets outside the U.S. increase, our business would become increasingly subject to political, economic, regulatory and other risks in those markets, which could adversely affect our business.

Our future growth may depend, in part, on our ability and the ability of our private-label contract manufacturing customers to expand into additional markets outside the U.S. or to improve sales in markets outside the U.S. There can be no assurance that we or our customers will be able to expand in existing markets outside the U.S., enter new markets on a timely basis, or that new markets outside the U.S. will be profitable. There are significant regulatory and legal barriers in markets outside the U.S. that must be overcome. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Our sales and operations outside the U.S. are subject to political, economic and social uncertainties including, among others:

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

Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. Additionally, there can be no assurance that our existing line of credit will be sufficient to meet our working capital needs. Furthermore, if we fail to maintain certain loan covenants we may no longer have access to the credit line. Our credit line terminates in November 2013.

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

In the future, we may pursue acquisitions of companies that we believe could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. Acquisitions involve numerous risks, including the following:

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

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lower our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

Collectively, our officers and directors own a significant amount of our common stock, giving them influence over corporate transactions and other matters and potentially limiting the influence of other stockholders on important policy and management issues.

Our officers and directors, together with their families and affiliates, beneficially owned approximately 19% of our outstanding shares of common stock as of June 30, 2012, including approximately 17% of our outstanding shares of common stock beneficially owned by Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, and his family and affiliates. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

Various transactions could be delayed, deferred or prevented without the approval of stockholders, including the following:

•	transactions resulting in a change in control;

•	mergers and acquisitions;

•	tender offers;

•	election of directors; and

•	proxy contests.

There can be no assurance that conflicts of interest will not arise with respect to the officers and directors who own shares of our common stock or that conflicts will be resolved in a manner favorable to us or our other stockholders.

Business interruptions could limit our ability to operate our business.

Our operations, including those of our suppliers, are vulnerable to damage or interruption from computer viruses, human error, natural disasters, and telecommunications failures, intentional acts of vandalism and similar events. We have not established a formal disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

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

This table summarizes our facilities as of June 30, 2012. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date
San Marcos, CA USA	NAI corporate headquarters and branded products operations	29,500	Owned	N/A
Vista, CA USA(1)	Manufacturing, warehousing, packaging and distribution(3)	162,000	Leased	March 2014
Manno, Switzerland(2)	Manufacturing, warehousing, packaging and distribution	59,239	Leased	December 2022(4)

(1)	This facility is used by NAI primarily for its private-label contract manufacturing segment.

(2)	This facility is used by NAIE, our wholly owned Swiss subsidiary, in connection with our private-label contract manufacturing segment.
(3)	We use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions.
(4)	On September 3, 2012, we agreed to a new lease for this facility that replaces the existing leases effective January 1, 2013.

ITEM 3.	LEGAL PROCEEDINGS

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

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, accusing Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of infringing NAI’s U.S. Patent No. 8,067,381 (the ‘381 patent), entitled “Methods and compositions for increasing the anaerobic working capacity in tissues.” The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ‘381 patent in the U.S. District Court for the District of Delaware. On June 5, 2012, the Court consolidated this suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012. Woodbolt has also requested inter partes reexamination of the ‘381 and ‘422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to reexam the ‘381 patent.

A declaration of non-infringement, invalidity or unenforceability of certain of our patents could have a material adverse impact upon our business results, operations, and financial condition.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2012 and 2011:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$4.96	$3.00	$8.00	$6.10
Second Quarter	$9.47	$4.06	$7.98	$4.85
Third Quarter	$11.00	$5.85	$5.71	$5.15
Fourth Quarter	$8.34	$6.05	$5.63	$3.00

Holders

As of September 13, 2012, there were approximately 277 stockholders of record of our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend while such facility is in place.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2012, we did not sell or otherwise issue any unregistered securities.

Repurchases

During the fiscal 2012, we repurchased 75,026 shares of our common stock at a total cost of $405,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)
July 1, 2011 to July 31, 2011	300	$4.67	300
August 1, 2011 to August 31, 2011	100	$4.70	100
September 1, 2011 to September 30, 2011	4,140	$3.95	4,140
October 1, 2011 to October 31, 2011	40,486	$4.55	40,486
November 1, 2011 to November 30, 2011	—	—	—
December 1, 2011 to December 31, 2011	—	—	—
January 1, 2012 to January 31, 2012	—	—	—
February 1, 2012 to February 29, 2012	—	—	—
March 1, 2012 to March 31, 2012	—	—	—
April 1, 2012 to April 30, 2012	—	—	—
May 1, 2012 to May 31, 2012	—	—	—
June 1, 2012 to June 30, 2012	30,000	$6.74	30,000

Total	75,026		75,026

1.	On June 3, 2011, we announced a plan to repurchase up to $2 million of our shares of common stock in open market purchases or through privately negotiated repurchases. We have $1.17 million remaining in repurchases authorized under this plan.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2012:

	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	541,700	$7.69	473,300
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	541,700	$7.69	473,300

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2012 and 2011 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 7 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 7, the financial statements and accompanying notes, and this report.

Our primary business activity is providing private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to one or two private-label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. More recently, our revenue has included royalty, licensing revenue, and raw material sales generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine and sold under the CarnoSyn® trade name.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private-label contract manufacturing customers, commercializing our patent estate through contract manufacturing, royalty and license agreements, and developing and growing our own line of branded products.

During fiscal 2012, our net sales were 30.3% higher than in fiscal 2011. Private-label contract manufacturing sales increased 20.9% due primarily to higher volumes of existing products in existing markets, sales of new products to existing customers and sales to new customers. This increase was partially offset by lower product sales to other existing customers. Revenue concentration to our two largest private-label contract manufacturing customers as a percentage of our total private-label contract manufacturing sales decreased to 73% in fiscal 2012 from 78% for fiscal 2011. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease during fiscal 2013 with the anticipated addition of new customer sales and increased sales to other existing customers.

During fiscal 2011, we expanded our beta-alanine licensing programs through new agreements with Nestle Nutrition (which has subsequently expired) and Abbott Laboratories, as described in Item 1 of this report under “Business Strategy” and below under “Revenue Recognition.” During the fiscal 2012, CarnoSyn® beta-alanine royalty and licensing revenue, increased 164% to $4.6 million during fiscal 2012 as compared to $1.7 million for fiscal 2011 and raw material sales of beta-alanine totaled $3.4 million during fiscal 2012 as compared to zero for fiscal 2011. Our CarnoSyn® related income has grown considerably in recent years due to the increased popularity of this ingredient as a sports nutrition supplement, expanded distribution channels and increased direct raw material sales. To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $1.8 million during fiscal 2012 and $1.5 million during the fiscal 2011. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of this report. During the second and third quarters of fiscal 2012, we also purchased approximately $3.2 million of beta-alanine raw material to help ensure sufficient inventory to meet anticipated future customer demand. During the third and fourth quarters of fiscal 2012, we sold or used a majority of this inventory. As of June 30, 2012, we had $82,000 of beta-alanine raw material on hand. We do not anticipate the direct purchase and sale of material quantities of beta-alanine raw material during fiscal 2013

Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products declined 14.3% in fiscal 2012 as compared to fiscal 2011 due to the continued softening of sales of our Pathway to Healing product line. During fiscal 2011 and 2012, we re-launched our Pathway to Healing®product line with updated product formulation, packaging, and marketing activities.

During fiscal 2013, we plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and assist us in developing relationships with additional quality oriented customers;

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

Effective January 1, 2011, we followed the provisions of ASU No. 2009-13 for all multiple element agreements. Under this guidance, the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. If facts and circumstances dictate that the license has standalone value from the undelivered items, the license is identified as a separate unit of accounting and the amounts allocated to the license are recognized upon the delivery of the license, assuming the other revenue recognition criteria have been met. However, if the amounts allocated to the license through the relative selling price allocation exceed the upfront license fee, the amount recognized upon the delivery of the license is limited to the upfront fee received. If facts and circumstances dictate that the license does not have standalone value, the transaction price, including any upfront license fee payments received, are allocated to the identified separate units of accounting and recognized as those items are delivered.

In addition, we enter into arrangements that provide for milestone payments upon contractually stated events. Effective January 1, 2011, we adopted on a prospective basis, the Milestone Method of accounting under ASU 2010-17. Under the Milestone Method, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us.

We record reductions to gross revenue for estimated returns of private-label contract manufacturing products and branded products. The estimated returns are based on the trailing six months of private-label contract manufacturing gross sales and our historical experience for both private-label contract manufacturing and branded product returns. However, the estimate for product returns does not reflect the impact of a potential large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent or applications. All of these patents and patent rights relate to the ingredient known as beta-alanine, marketed and sold under the CarnoSyn® trade name. We have sold this ingredient to customers for use in a limited market, and since March 2009 have had an agreement with Compound Solutions, Inc. (CSI) under which we have agreed to grant a license of certain of our patent rights to customers of CSI who purchase beta-alanine from CSI. Before October 1, 2011, we received a fee from CSI that varied based on the amount of net sales of beta-alanine sold by CSI less CSI’s costs and other agreed upon expenses. As of October 1, 2011, we receive a fee from CSI that varies based on the quantity of beta-alanine sold by CSI and the source of such beta-alanine.

In June 2011, we entered into a license and supply agreement with Abbott Laboratories (Abbott) under which we agreed to grant an exclusive license to Abbott for the use of beta-alanine in certain medical foods and medical nutritionals. Under the terms of the agreement, Abbott paid an initial license fee of $300,000, an additional fee of $300,000 in January 2012, and had the right to terminate the agreement at any time up to March 31, 2012, at which time, if not terminated, Abbott was required to pay the initial installment of additional license fees in the amount of $708,334. In exchange for the payment of $354,167 by Abbott to NAI, the agreement was amended effective as of February 20, 2012, to grant Abbott an extension, until July 31, 2012, of Abbott’s termination rights and the due date of the remaining $354,167 of the initial installment. In exchange for the payment of $354,167, due July 31, 2012, the agreement was amended effective as of June 29, 2012, whereby NAI granted an additional extension of Abbott’s termination rights to October 31, 2012. This payment was received on July 12, 2012. The agreement, as amended, is for a term of 10 years but Abbott may terminate the agreement at any time up to October 31, 2012. Unless sooner terminated by Abbott, the agreement requires Abbott to pay to NAI (i) upon achievement of certain milestones, additional license fees of $150,000 on or before October 31, 2012; and (ii) $3.5 million payable over five annual payments beginning on March 31, 2013. In addition, subject to certain other conditions set forth in the agreement, after November 1, 2012 and until terminated by either party, Abbott is required to purchase certain material exclusively from NAI and make royalty payments to NAI upon Abbott’s sale of products subject to the agreement. Because Abbott may terminate the agreement at any time up to October 31, 2012, there is no assurance NAI will receive any of the additional license fees or royalty payments described above.

We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $8.0 million during fiscal 2012 and $1.7 million during fiscal 2011. These royalty income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $686,000 during the fiscal 2012 and $268,000 during fiscal 2011.

Inventory Reserve

We operate primarily as a private-label contract manufacturer and build products based upon anticipated demand or following receipt of customer specific purchase orders. From time to time, we build inventory for private-label contract manufacturing customers under a specific purchase order with delivery dates that may subsequently be rescheduled or canceled at the customer’s request. We value inventory at the lower of cost or market on an item-by-item basis and establish reserves equal to all or a portion of the related inventory to reflect situations in which the cost of the inventory is not expected to be recovered. This requires us to make estimates regarding the market value of our inventory, including an assessment for excess and obsolete inventory. Once we establish an inventory reserve amount in a fiscal period, the reduced inventory value is maintained until the inventory is sold or otherwise disposed of. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, the estimated time required to sell such inventory, the remaining shelf life and efficacy, the foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to its net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or other factors differ from expectations.

Accounting for Income Taxes

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2012 and June 30, 2011, we had not recorded any tax liabilities for uncertain tax positions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2011, we concluded that it was more likely than not that we would be able to realize the benefit of our federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on our net deferred tax assets by $3.3 million at June 30, 2011. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. We did not record any adjustment to the net deferred tax asset valuation allowance during fiscal 2012.

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

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2012, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. As of June 30, 2012, the notional amounts of our foreign exchange contracts were $13.1 million (EUR 9.6 million). These contracts will mature over the next 13 months.

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

Impairment of Assets

Our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets and certain identifiable intangibles when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. We did not recognize any impairment losses during fiscal 2012.

Results of Operations

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales (dollars in thousands).

	Fiscal Year Ended
	June 30, 2012		June 30, 2011		Increase (Decrease)
Private-label contract manufacturing	$63,268	87%	$52,310	94%	$10,958	21%
Patent and trademark licensing	7,990	11%	1,747	3%	6,243	357%
Branded products	1,564	2%	1,825	3%	(261)	(14)%

Total net sales	72,822	100%	55,882	100%	16,940	30%
Cost of goods sold	57,371	79%	45,253	81%	12,118	27%

Gross profit	15,451	21%	10,629	19%	4,822	45%
Selling, general & administrative expenses	9,251	13%	8,304	15%	947	11%

Income from operations	6,200	9%	2,325	4%	3,875	167%
Other income, net	(42)	0%	(25)	0%	17	68%

Income before income taxes	6,242	9%	2,350	4%	3,892	166%
Income tax provision (benefit)	2,084	3%	(2,736)	(5)%	4,820	176%

Net income	$4,158	6%	$5,086	9%	$(928)	(18)%

Fiscal 2012 Compared to Fiscal 2011

The percentage increase in private-label contract manufacturing net sales was primarily attributed to the following:

	Percentage Change in Net Sales
NSA International, Inc. (NSA)	4	%(1)
Mannatech, Incorporated	5	%(2)
Other customers, net	12	%(3)

Total	21%

1	The increase in net sales to NSA International, Inc. for fiscal 2012 included an increase in international sales of 26.3% and a decline in domestic sales of 6.2%. The international sales increase was due primarily to increased demand by NSA’s consumers. The domestic sales decline was due to lower average sales prices and lower sales volumes in existing markets.
2	Net sales to Mannatech, Incorporated increased in fiscal 2012 primarily as a result of higher volumes of established products in existing markets.
3	The increase in net sales to other customers was primarily due to sales of new products for new and existing customers and increased sales of existing products for existing customers.

Net sales from our patent and trademark licensing segment increased 357.4% during fiscal 2012. Our CarnoSyn® related income has grown considerably in recent years due to the increased popularity of this ingredient as a sports nutrition supplement and expanded distribution channels and efforts. During fiscal 2012, patent and trademark licensing sales included $4.0 million of royalty income, $3.4 million of direct beta-alanine raw material sales, and $654,000 of license fees. During fiscal 2011, patent and trademark licensing sales included $1.4 million of royalty income and $300,000 of license fees.

Net sales from our branded products segment decreased 14.3% during fiscal 2012 due primarily to the continued softening of sales of the Pathway to Healing® product line following.

Consolidated gross profit margin increased 2.2 percentage points primarily due to the following:

	Percentage Change
Contract manufacturing:
Shift in sales mix and material cost	(5.2	)(1)
Reduced overhead expenses	3.2	(1)
Reduced direct and indirect labor	1.7	(1)
Patent and trademark licensing	3.1	(2)
Branded products operations	(0.6	)(3)

Total	2.2

1	Private-label contract manufacturing gross profit margin decreased 0.03 percentage points. The decrease in gross profit as a percentage of sales was primarily due to a shift in sales mix towards lower margin products as compared to the prior year and increased raw material costs, partially offset by decreased overhead, direct labor and indirect labor costs.
2	Patent and trade mark licensing gross profit margin decreased 32.4 percentage points to 52.2% in fiscal 2012 from 84.6% in fiscal 2011 due to a change in the mix of the source of revenue in fiscal 2012 as compared to fiscal 2011. Fiscal 2012 revenue included $3.4 million of beta-alanine raw material sales which generated a gross profit margin of 7.1% while beta-alanine raw material sales were zero during fiscal 2011.
3	Branded products gross profit margin decreased 3.9 percentage points to 43.3% in fiscal 2012 from 47.2% in fiscal 2011 due primarily to increased material costs and higher inventory write-offs.

Selling, general and administrative expenses increased $947,000, or 11.4% during fiscal 2012. This increase was attributed to a $435,000 increase in operating costs from our domestic contract manufacturing operation primarily related to increased compensation and consulting costs due to increased sales and $531,000 associated with patent litigation and prosecution expenses related to our patent and trademark licensing business. Selling, general and administrative expenses for our branded products business decreased $19,000 during fiscal 2012 primarily due to lower fulfillment costs as a result of lower sales partially offset by increased marketing activity.

Other income, net increased $17,000 primarily due primarily to favorable foreign currency exchange activity associated with the Swiss Franc and the related impact on the translation of Swiss Franc denominated expenses, partially offset by increased interest expense due to the amortization of costs related to our foreign currency hedge contracts. In addition, fiscal 2011 included $71,000 of income from discontinued operations with no corresponding amounts in fiscal 2012. Income from discontinued operations was reclassified to other income, net as there will not be any activity on a go forward basis, there was no activity in fiscal 2012 and the fiscal 2011 amounts were immaterial.

During fiscal 2012, we recorded U.S.-based federal tax expense of $1.4 million on U.S.-based income before income taxes. In addition, during fiscal 2012, we recorded a state tax expense of $392,000 on U.S.-based income before income taxes. We also recorded $294,000 in foreign tax expense based on income from NAIE.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $1.7 million in fiscal 2012 compared to net cash provided by operating activities of $9.1 million in fiscal 2011.

Net income decreased to $4.2 million during fiscal 2012 as compared to net income of $5.1 million in the prior fiscal year. At June 30, 2012, changes in accounts receivable, consisting primarily of amounts due from our private-label contract manufacturing customers, used $5.5 million in cash during fiscal 2012 compared to providing $1.3 million in fiscal 2011. The decrease in cash provided by accounts receivable during fiscal 2012 was the result of higher sales and royalty and licensing revenue as compared to the comparable prior year period and higher days sales outstanding. Days sales outstanding were 30 days during fiscal 2012, as compared to 27 days for fiscal 2011. Changes in income taxes used $194,000 in cash during fiscal 2012 primarily due to the payment of estimated income taxes as compared to the collection of an income tax receivable in fiscal 2011. Deferred income taxes decreased in fiscal 2012 primarily due to the utilization of our federal net operating loss carry forward and increased $3.1 million during fiscal 2011 due to the release of the valuation allowance previously recorded against our deferred tax assets.

Changes in inventory used $1.9 million in cash during fiscal 2012 compared to $811,000 of cash provided in fiscal 2011. The increase in inventory in fiscal 2012 primarily was related to increased sales demand and increased raw material unit costs.

Approximately $1.9 million of our operating cash flow was generated by NAIE in fiscal 2012. As of June 30, 2012, NAIE’s undistributed retained earnings of $10.1 million were considered indefinitely reinvested.

Cash used in investing activities in fiscal 2012 was $2.3 million compared to $1.7 million in fiscal 2011. Capital expenditures were $2.3 million during fiscal 2012 compared to $1.7 million in fiscal 2011. Capital expenditures during fiscal 2012 and fiscal 2011 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities.

At June 30, 2012 and June 30, 2011, on a consolidated basis, we had no outstanding debt balances.

On December 16, 2010, we executed a new Credit Agreement with Wells Fargo Bank, N.A.. This Credit Agreement replaced our previous credit facility and provides us with a line of credit of up to $5.0 million. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit, we paid a commitment fee of $12,500 upon execution of the agreement and paid an additional commitment fee of $12,500 in December 2011. There are no amounts currently drawn under the line of credit and the credit agreement expires on November 1, 2013.

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

On June 30, 2012, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $167,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $523,000. As of June 30, 2012, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,047), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of June 30, 2012, we had $14.5 million in cash and cash equivalents and $5.5 million available under our credit facilities. Of these amounts, $6.5 million of cash and cash equivalents and $523,000 of the amount available under our credit facilities were held by NAIE. Our intent is to permanently reinvest all of our earnings from foreign operations, and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund our U.S. operations, we may be required to accrue and pay additional U.S. taxes to repatriate any such funds. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2011 and 2012, we did not experience any significant increases in product raw material or operational costs due to inflationary factors. We currently believe increasing raw material and product cost pricing pressures will exist throughout fiscal 2013 as a result of limited supplies of various ingredients, including beta-alanine, and the effects of higher labor and transportation costs. We do not believe current inflation rates will have a material impact on our future operations or profitability.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included under Note A in the notes to our consolidated financial statements included under Item 8 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

September 21, 2012

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$14,478	$15,461
Accounts receivable – less allowance for doubtful accounts of $122 at June 30, 2012 and $73 at June 30, 2011	8,751	3,287
Inventories, net	8,355	6,499
Deferred income taxes	699	1,639
Income tax receivable	356	—
Prepaids and other current assets	1,880	942

Total current assets	34,519	27,828

Property and equipment, net	10,647	11,411
Long-term pension asset	89	64
Deferred income taxes	1,471	1,388
Other noncurrent assets, net	471	453

Total assets	$47,197	$41,144

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,918	$2,232
Accrued liabilities	1,259	1,009
Accrued compensation and employee benefits	1,331	1,234
Income taxes payable	328	472

Total current liabilities	6,836	4,947
Deferred rent	493	719

Total liabilities	7,329	5,666

Commitments and contingencies Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2012 and June 30, 2011, issued and outstanding (net of treasury shares) 6,938,687 at June 30, 2012 and 7,013,713 at June 30, 2011	72	72
Additional paid-in capital	19,530	19,357
Accumulated other comprehensive income (loss)	99	(365)
Retained earnings	22,097	17,939
Treasury stock, at cost, 361,990 shares at June 30, 2012 and 286,964 at June 30, 2011	(1,930)	(1,525)

Total stockholders’ equity	39,868	35,478

Total liabilities and stockholders’ equity	$47,197	$41,144

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2012	2011
Net sales	$72,822	$55,882
Cost of goods sold	57,371	45,253

Gross profit	15,451	10,629
Selling, general & administrative expenses	9,251	8,304

Income from operations	6,200	2,325
Other income (expense):
Interest income	19	17
Interest expense	(105)	(58)
Foreign exchange gain (loss)	107	(9)
Other, net	21	75

	42	25

Income before income taxes	6,242	2,350
Provision (benefit) for income taxes	2,084	(2,736)

Net income	$4,158	$5,086

Change in minimum pension liability, net of tax	17	21
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	447	29

Comprehensive income	$4,622	$5,136

Net income per common share:
Basic	$0.60	$0.72

Diluted	$0.59	$0.71

Weighted average common shares outstanding:
Basic	6,978,469	7,110,762
Diluted	6,988,407	7,117,572

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Shares	Amount		Total
Balance, June 30, 2010	7,290,677	$72	$19,199	$12,853	180,941	$(1,099)	$(415)	$30,610

Issuance of common stock for stock option exercises	10,000	—	28	—	—	—	—	28
Compensation expense related to stock options	—	—	233	—	—	—	—	233
Repurchase of common stock	—	—	—	—	106,023	(426)	—	(426)
Tax benefit from exercise of stock options	—	—	(103)	—	—	—	—	(103)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	21	21
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	29	29
Net income	—	—	—	5,086	—	—	—	5,086

Balance, June 30, 2011	7,300,677	72	19,357	17,939	286,964	(1,525)	(365)	35,478

Compensation expense related to stock options	—	—	222	—	—	—	—	222
Repurchase of common stock	—	—	—	—	75,026	(405)	—	(405)
Tax benefit from stock compensation	—	—	(49)	—	—	—	—	(49)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	17	17
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	447	447
Net income	—	—	—	4,158	—	—	—	4,158

Balance, June 30, 2012	7,300,677	$72	$19,530	$22,097	361,990	$(1,930)	$99	$39,868

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(in thousands)

	2012	2011
Cash flows from operating activities
Net income	$4,158	$5,086
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	49	47
Depreciation and amortization	3,018	3,224
Tax benefit from stock compensation	49	103
Deferred income taxes	549	(3,059)
Non-cash compensation	222	233
Pension expense	4	7
Loss on disposal of assets	5	5
Changes in operating assets and liabilities:
Accounts receivable	(5,513)	1,298
Inventories	(1,856)	811
Other assets	(583)	180
Accounts payable and accrued liabilities	1,725	62
Income taxes	(194)	1,222
Accrued compensation and employee benefits	97	(132)

Net cash provided by operating activities	1,730	9,087

Cash flows from investing activities
Capital expenditures	(2,259)	(1,717)
Proceeds from sale of property & equipment	—	45

Net cash used in investing activities	(2,259)	(1,672)

Cash flows from financing activities
Issuance of common stock	—	28
Repurchase of common stock	(405)	(426)
Tax benefit from exercise of stock options	(49)	(103)

Net cash used in financing activities	(454)	(501)

Net (decrease) increase in cash and cash equivalents	(983)	6,914
Cash and cash equivalents at beginning of year	15,461	8,547

Cash and cash equivalents at end of year	$14,478	$15,461

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$2,087	$306
Interest	$13	$20
Disclosure of non-cash activities:
Change in minimum pension liability, net of tax	$(17)	$(21)
Change in unrealized gain resulting from change in fair value of derivative instruments, net of tax	$(447)	$(29)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Summary of Significant Accounting Policies

Organization

We provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also seek to commercialize our patent and trademark estate related to the ingredient known as beta-alanine through various license and similar arrangements. Additionally, we develop, manufacture and market our own branded products.

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

Reclassifications

Certain items previously reported in prior year’s consolidated financial statements have been reclassified to conform with current year presentation. Such reclassifications had no effect on previously reported total assets, stockholder’s equity, or net income. Included in these adjustments was the reclassification of $71,000 of income from discontinued operations that was reclassified to other income, net as there will not be any future activity related to the disposed entity, there was no activity in fiscal 2012 and the fiscal 2011 amounts were immaterial.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We elected to adopt this guidance prospectively, effective for our fiscal year beginning July 1, 2010. Upon adoption, the guidance did not have a material impact on our consolidated financial statements.

In March 2010, the FASB ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the entity. This guidance is effective for annual periods beginning after June 15, 2010. We elected to adopt this guidance prospectively, effective for our fiscal year beginning July 1, 2010. Upon adoption, the guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued Accounting Standard Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update are the result of the work of the FASB and the International Accounting Standards Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements. We will adopt ASU 2011-04 during the first quarter of our fiscal 2013. Our management believes that there will be no significant impact to our consolidated financial statements as a result of our adoption of this amendment.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The FASB has deferred those changes in order to reconsider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. We will adopt ASU 2011-05 during the first quarter of our fiscal 2013. ASU 2011-05 concerns disclosures only and our management believes that it will not have a material impact on our financial position or results of operations.

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

As of June 30, 2012 and June 30, 2011, we did not have any financial assets or liabilities classified as level 1. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of June 30, 2012 was an asset of $922,000 and the value as of June 30, 2011 was a liability of $15,000. The fair values were determined based on obtaining pricing from our bank and corroborating those values with a third party bank. As of June 30, 2012 and June 30, 2011, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets between Level 2 and 3 during fiscal 2012.

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

Inventories

We operate primarily as a private-label contract manufacturer that builds products based upon anticipated demand or following receipt of customer specific purchase orders. From time to time, we build inventory for private-label contract manufacturing customers under a specific purchase order with delivery dates that may subsequently be rescheduled or canceled at the customer’s request. We value inventory at the lower of cost (first-in, first-out) or market (net realizable value) on an item-by-item basis, including costs for raw materials, labor and manufacturing overhead. We establish reserves equal to all or a portion of the related inventory to reflect situations in which the cost of the inventory is not expected to be recovered. This requires us to make estimates regarding the market value of our inventory, including an assessment for excess and obsolete inventory. Once we establish an inventory reserve in a fiscal period, the reduced inventory value is maintained until the inventory is sold or otherwise disposed of. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, the estimated time required to sell such inventory, the remaining shelf life and efficacy, the foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to its net realizable value.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used, including certain identifiable intangible assets, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We did not recognize any impairment losses during fiscal 2012 or fiscal 2011.

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

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2012, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. As of June 30, 2012, the notional amounts of our foreign exchange contracts were $13.1 million (EUR 9.6 million). These contracts will mature over the next 13 months.

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

Effective January 1, 2011, we followed the provisions of ASU No. 2009-13 for all multiple element agreements. Under this guidance, the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. If facts and circumstances dictate that the license has standalone value from the undelivered items, the license is identified as a separate unit of accounting and the amounts allocated to the license are recognized upon the delivery of the license, assuming the other revenue recognition criteria have been met. However, if the amounts allocated to the license through the relative selling price allocation exceed the upfront license fee, the amount recognized upon the delivery of the license is limited to the upfront fee received. If facts and circumstances dictate that the license does not have standalone value, the transaction price, including any upfront license fee payments received, are allocated to the identified separate units of accounting and recognized as those items are delivered.

In addition, we enter into arrangements that provide for milestone payments upon contractually stated events. Effective January 1, 2011, we adopted on a prospective basis, the Milestone Method of accounting under ASU 2010-17. Under the Milestone Method, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us.

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

In June 2011, we entered into a license and supply agreement with Abbott Laboratories (Abbott) under which we agreed to grant an exclusive license to Abbott for the use of beta-alanine in certain medical foods and medical nutritionals. Under the terms of the agreement, Abbott paid an initial license fee of $300,000, an additional fee of $300,000 in January 2012, and had the right to terminate the agreement at any time up to March 31, 2012, at which time, if not terminated, Abbott was required to pay the initial installment of additional license fees in the amount of $708,334. In exchange for the payment of $354,167 by Abbott to NAI, the agreement was amended effective as of February 20, 2012, to grant Abbott an extension, until July 31, 2012, of Abbott’s termination rights and the due date of the remaining $354,167 of the initial installment. In exchange for the payment of $354,167, due July 31, 2012, the agreement was amended effective as of June 29, 2012, whereby NAI granted an additional extension of Abbott’s termination rights to October 31, 2012. This payment was received on July 12, 2012. The agreement, as amended, is for a term of 10 years but Abbott may terminate the agreement at any time up to October 31, 2012. Unless sooner terminated by Abbott, the agreement requires Abbott to pay to NAI (i) upon achievement of certain milestones, additional license fees to NAI of $150,000 on or before October 31, 2012; and (ii) $3.5 million payable over five annual payments beginning on March 31, 2013. Subject to certain other conditions set forth in the agreement, after November 1, 2012 and until terminated by either party, Abbott is required to purchase certain material exclusively from NAI and make royalty payments to NAI upon Abbott’s sale of products subject to the agreement. Because Abbott may terminate the agreement at any time up to October 31, 2012, there is no assurance NAI will receive any of the additional license fees or royalty payments described above.

We recorded royalty and licensing income as a component of revenue in the amount of $8.0 million during fiscal 2012 and $1.7 million during fiscal 2011. These royalty income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $686,000 during the fiscal 2012 and $268,000 during fiscal 2011.

Cost of Goods Sold

Cost of goods sold includes raw material, labor, manufacturing overhead, and royalty expense.

Shipping and Handling Costs

We include fees earned on the shipment of our products to customers in sales and include costs incurred on the shipment of product to customers in costs of goods sold.

Research and Development Costs

As part of the services we provide to our private-label contract manufacturing customers, we may perform, but are not obligated to perform, certain research and development activities related to the development or improvement of their products. While our customers typically do not pay directly for this service, the cost of this service is included as a component of the price we charge to manufacture and deliver their products.

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $1.1 million for 2012 and $980,000 for 2011. These costs were included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $177,000 during the fiscal year ended June 30, 2012 and $153,000 during fiscal 2011. These costs were included in selling, general and administrative expenses.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2012 and June 30, 2011, we had not recorded any tax liabilities for uncertain tax positions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2011, we concluded that it was more likely than not that we would be able to realize the benefit of our federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on our net deferred tax assets by $3.3 million at June 30, 2011. We did not have a deferred tax asset valuation as of June 30, 2012. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2005 and forward are subject to examination by the U.S. and state tax authorities and our tax years for the fiscal year ended June 30, 2007 and forward are subject to examination by the Switzerland tax authorities.

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

The per share fair value of options granted in connection with stock option plans has been estimated using the following weighted average assumptions:

	Employee Stock Options
	Fiscal Years Ended June 30,
	2012		2011
Expected life (years)	(a	)	5.7
Risk-free interest rate	(a	)	1.33 – 2.00%
Volatility	(a	)	34%
Dividend yield	(a	)	0%

(a)	The Company did not grant any options during Fiscal 2012.

The weighted average fair value of options granted during fiscal 2011 was $2.00. We did not issue any options during fiscal 2012.

We amortize the estimated fair value of our stock option awards to expense over the options’ vesting periods.

We did not have any options exercised during fiscal 2012. The aggregate intrinsic value of awards exercised was $28,000 during fiscal 2011. The total remaining unrecognized compensation cost related to unvested awards amounted to $213,000 at June 30, 2012 and the weighted average remaining requisite service period of the unvested awards was 1.0 years. The total fair value of shares vested during the fiscal year ended June 30, 2012 was $227,000. The total fair value of shares vested during the fiscal year ended June 30, 2011 was $218,000.

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

	For the Years Ended June 30,
	2012	2011
Numerator
Net income	$4,158	$5,086
Denominator
Basic weighted average common shares outstanding	6,978	7,111
Dilutive effect of stock options	10	7

Diluted weighted average common shares outstanding	6,988	7,118

Basic net income per common share	$0.60	$0.72

Diluted net income per common share	$0.59	$0.71

Shares related to 456,000 stock options for the fiscal year ended June 30, 2012 and 571,000 for fiscal 2011, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our two largest customers, whose receivable balances collectively represented 29.4% of gross accounts receivable at June 30, 2012 and 51.0% at June 30, 2011. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2012	2011
Raw materials	$6,344	$5,524
Work in progress	1,058	971
Finished goods	1,530	925
Reserve	(577)	(921)

	$8,355	$6,499

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years	2012	2011
Land	NA	$393	$393
Building and building improvements	7 – 39	2,756	2,755
Machinery and equipment	3 – 12	25,876	26,130
Office equipment and furniture	3 – 5	3,023	3,014
Vehicles	3	136	136
Leasehold improvements	1 – 15	10,136	10,083

Total property and equipment		42,320	42,511
Less: accumulated depreciation and amortization		(31,673)	(31,100)

Property and equipment, net		$10,647	$11,411

D. Debt

On December 16, 2010, we executed a new Credit Agreement with Wells Fargo Bank, N.A.. This Credit Agreement replaced our previous credit facility and provides us with a line of credit of up to $5.0 million. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit, we paid a commitment fee of $12,500 upon execution of the agreement and paid an additional commitment fee of $12,500 in December 2011. There are no amounts currently drawn under the line of credit and the credit agreement expires on November 1, 2013.

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

On June 30, 2012, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $167,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $523,000. As of June 30, 2012, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,047), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the year ended June 30, 2012. As of June 30, 2012, we had $5.5 million available under our credit facilities.

E. Income Taxes

The provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2012	2011
Current:
Federal	$873	$—
State	416	151
Foreign	294	275

	1,583	426

Deferred:
Federal	525	225
State	(24)	(47)
Valuation allowance	—	(3,340)

	501	(3,162)

Provision (benefit) for income taxes	$2,084	$(2,736)

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$45	$24
Accrued vacation expense	147	122
Tax credit carry forward	—	80
Allowance for inventories	200	333
Stock-based compensation	193	203
Pension liability	216	228
Other, net	567	518
Deferred rent	196	287
Accumulated depreciation and amortization	563	360
Net operating loss carry forward	517	1,049

Total gross deferred tax assets	$2,644	$3,204
Deferred tax liabilities:
Prepaid expenses	(162)	(160)
Other	(312)	(17)

Deferred tax liabilities	(474)	(177)

Valuation allowance	—	—
Net deferred tax assets	$2,170	$3,027

At June 30, 2012, we had state tax net operating loss carry forwards of approximately $8.9 million. Under California tax law, net operating loss deductions were suspended for tax years beginning 2008, 2009, 2010, and 2011 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. Our state tax loss carry forwards will begin to expire in 2019, unless used before their expiration.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2012 and June 30, 2011.

NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 18.63%. NAIE had net income of $1.6 million for the fiscal year ended June 30, 2012. Undistributed earnings of NAIE amounted to approximately $10.1 million at June 30, 2012. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal taxes has been provided thereon.

A reconciliation of income tax provision (benefit) computed by applying the statutory federal income tax rate of 34% to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2012	2011
Income taxes computed at statutory federal income tax rate	$2,123	$774
State income taxes, net of federal income tax expense	265	68
Expenses not deductible for tax purposes	54	47
Foreign tax rate differential	(343)	(176)
Return to provision – differences	(15)	(109)
Change in valuation allowance, net	—	(3,340)

Income tax provision (benefit) as reported	$2,084	$(2,736)

Effective tax rate	33.4%	(120.0)%

F. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. Effective January 1, 2004, the plan was amended to require that we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. Effective January 1, 2009, we elected to temporarily discontinue the company match program. The match program was reinstated effective July 15, 2011. The total contributions under the plan charged to income from operations totaled $183,000 for fiscal 2012. We did not make any matching contributions in fiscal 2011.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to operating income for these benefits totaled $843,000 for the fiscal year ended June 30, 2012 and $754,000 for fiscal 2011.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,652	$1,613
Interest cost	87	80
Actuarial (gain) loss	(83)	110
Benefits paid	(63)	(151)

Benefit obligation at end of year	$1,593	$1,652

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,716	$1,649
Actual return on plan assets	31	218
Employer contributions	—	—
Benefits paid	(63)	(151)
Plan expenses	(2)

Fair value of plan assets at end of year	$1,682	$1,716

Reconciliation of Funded Status
Fair value of plan assets in excess of benefit obligation	$89	$64
Unrecognized net actuarial loss	542	572

Net amount recognized	$631	$636

Additional Minimum Liability Disclosures
Accrued benefit asset	$89	$64

The weighted-average discount rate used for the years ended June 30, 2012 and 2011 in determining the projected benefit obligations for the defined benefit pension plan was 5.50%.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2012	2011
Interest cost	$87	$80
Expected return on plan assets	(116)	(105)
Recognized actuarial loss	33	32

Net periodic benefit expense	$4	$7

We do not expect to make any contribution to our defined benefit pension plan in fiscal 2013.

The following benefit payments are expected to be paid:

2013	$13
2014	13
2015	30
2016	30
2017	45
2018-2022	572

$703

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2012	2011
Discount rate	5.50%	5.50%
Expected long-term rate of return	7.00%	7.00%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2012	2011	Target Allocation
Equity securities	54%	55%	46%
Debt securities	40%	40%	49%
Commodities	—%	—%	2%
Cash and money market funds	6%	5%	3%

	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2012 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$104	$104	$—	$—
Equity securities(1)	$911	$911	$—	$—
Debt securities(2)	$667	$667	$—	$—

Total	$1,682	$1,682	$—	$—

(1)	This category is comprised of publicly traded funds, of which 77% are large-cap funds, 14% are emerging markets equity funds, and 9% are international equity funds.
(2)	This category is comprised of publicly traded funds, of which 31% are short-term fixed income funds, 32% are high-yield fixed income funds, 11% are intermediate fixed income funds, 9% are international/emerging markets funds and 17% are REITs and MLPs funds.

G. Stockholders’ Equity

Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. For the year ended June 30, 2011, we purchased 106,023 shares at a weighted average cost of $4.02 per share and a total cost of $426,000, including commissions and fees. During the year ended June 30, 2012, we purchased an additional 75,026 shares at a weighted average cost of $5.39 per share and a total cost of $405,000, including commissions and fees.

Stock Option Plans

On December 6, 1999, our stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”). The 1999 Plan was terminated effective as of November 30, 2009.

Effective as of October 15, 2009, our Board of Directors approved an omnibus incentive plan (the “2009 Plan”). The 2009 Plan was approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. As of June 30, 2012, a total of 700,000 shares of common stock were reserved under the 2009 Plan for issuance to our employees, non-employee directors and consultants.

Stock option activity for the year ended June 30, 2012 was as follows:

	1999 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	396,750	$8.32
Exercised	—	$0.00
Forfeited	(81,750)	$8.48
Granted	—	$0.00

Outstanding at June 30, 2012	315,000	$8.28	1.33	$77,000

Vested and exercisable at June 30, 2012	315,000		1.33	$77,000

Available for grant at June 30, 2012	—

	2009 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	230,000	$6.89
Exercised	—	$0.00
Forfeited	(3,300)	$7.50
Granted	—	$0.00

Outstanding at June 30, 2012	226,700	$6.88	7.59	$189,000

Vested and exercisable at June 30, 2012	78,200		7.61	$64,362

Available for grant at June 30, 2012	473,300

H. Commitments

We lease a total of 162,000 square feet at our manufacturing facility in Vista, California from an unaffiliated third party under a non-cancelable operating lease that expires in March 2014.

NAIE leases facility space in Manno, Switzerland. The leased space totals approximately 59,239 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European marketplace. On September 3, 2012, we agreed to a new lease for the facility in switzerland that will replace the existing leases effective January 1, 2013. The new lease expires in December 2022.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2012 (in thousands):

	2013	2014	2015	2016	2017	There- after	Total
Gross minimum rental commitments	$2,680	$2,305	$1,221	$1,054	$887	$4,876	$13,023

Rental expense totaled $2.5 million for the fiscal year ended June 30, 2012 and $2.3 million for fiscal 2011.

I. Economic Dependency

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

	2012		2011
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$31,994	44%	$29,887	53%
Customer 2	13,884	19%	11,173	20%

	$45,878	63%	$41,060	73%

Accounts receivable from these customers totaled $2.6 million at June 30, 2012 and $1.7 million at June 30, 2011.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. During fiscal 2012, we did not have any suppliers that individually represented greater than 10% of our raw material purchases. During fiscal 2011, approximately 20% of our total raw material purchases were from two suppliers. Accounts payable to these suppliers were $168,000 at June 30, 2011. No other supplier comprised 10% or more of our raw material purchases for the year ended June 30, 2011.

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

During the year ended June 30, 2012, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through July 2013. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the year ended June 30, 2012, we did not have any material losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of June 30, 2012, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $13.1 million (EUR 9.6 million). As of June 30, 2012, a gain of approximately $784,000, offset by $312,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $741,000 of the gross gain will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of June 30, 2012, $880,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets and $42,000 was classified in other non-current assets, net in our Consolidated Balance Sheets. During the year ended June 30, 2012, we recognized $1.9 million of gains in OCI and reclassified $1.2 million of gains from OCI to revenue. During the year ended June 30, 2011, we recognized $37,000 of gains in OCI and reclassified $5,000 of losses from OCI to revenue.

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

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, accusing Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of infringing the ‘381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ‘381 patent in the U.S. District Court for the District of Delaware. On June 5, 2012, the Court consolidated this suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012. Woodbolt has also requested inter partes reexamination of the ‘381 and ‘422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to reexam the ‘381 patent and on August 17, 2012 the USPTO accepted the request to re-exam the ‘422 patent.

A declaration of non-infringement, invalidity or unenforceability of certain of our patents could have a material adverse impact upon our business results, operations, and financial condition.

L. Segment Information

As a result of our efforts to commercialize our patent and trademark estate and the increased level of income we have recently received from such efforts, beginning with the first quarter of fiscal 2012, our business consists of three segments for financial reporting purposes. The three segments are identified as (i) private-label contract manufacturing, which primarily relates to the provision of private-label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, (ii) patent and trademark licensing, which primarily includes royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnosSyn® trade name and the sale of beta-alanine raw material, and (iii) branded products, which relates to the marketing and distribution of our branded nutritional supplements and consists primarily of the products sold under our Pathway to Healing® product line.

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

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2012	2011
Net Sales
Private-label contract manufacturing	$63,268	$52,310
Patent and trademark licensing	7,990	1,747
Branded products	1,564	1,825

	$72,822	$55,882

	2012	2011
Operating Income
Private-label contract manufacturing	$8,914	$6,756
Patent and trademark licensing	2,010	(148)
Branded products	160	326

Income from operations of reportable segments	11,084	6,934
Corporate expenses not allocated to segments	(4,884)	(4,609)

	$6,200	$2,325

	2012	2011
Total Assets
Private-label contract manufacturing	$43,975	$40,824
Patent and trademark licensing	2,964	111
Branded products	258	209

	$47,197	$41,144

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2012	2011
United States	$43,407	$34,074
Markets outside the United States	29,415	21,808

Total net sales	$72,822	$55,882

Products manufactured by NAIE accounted for 67% of net sales in markets outside the U.S. in fiscal 2012 and 66% in fiscal 2011. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2012 and 2011.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

2012	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$10,287	$33,556	$1,778
Europe	2,391	13,641	481

	$12,678	$47,197	$2,259

2011	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$10,835	$30,210	$959
Europe	2,481	10,934	758

	$13,316	$41,144	$1,717

M. Subsequent Events

On September 7, 2012, we purchased fifteen forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The fifteen contracts expire monthly beginning December 2012 and ending February 2014. The forward contracts had a notional amount of 5.3 million Euros and a weighted average forward rate of $1.28.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2012. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of June 30, 2012 based on those criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information called for under Items 10- 14 of this Part III will be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 7, 2012, to be filed on or before October  28, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

• Consolidated Balance Sheets as of June 30, 2012 and 2011;

• Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2012 and 2011;

• Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2012 and 2011;

• Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011; and

• Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.13 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

Exhibit Number	Description	Incorporated By Reference To

10.11	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.12	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.13	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.14	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.15	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.16	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.17	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.18	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.19	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.20	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.21	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.22	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.23	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.24	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

Exhibit Number	Description	Incorporated By Reference To

10.25	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.26	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010

10.27	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 1, 2010	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010

10.28	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011

10.29	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of July 1, 2011	Exhibit 10.31 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the commission on September 22, 2011

10.30	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 28, 2011	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.31	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 28, 2011 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.32	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated January 1, 2012 (English translation)	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the commission on February 13, 2012

10.33	First Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of January 6, 2012	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.34	Second Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of March 19, 2012	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.35	First Amendment to Manufacturing Agreement by and between NSA, Inc. and NAI effective as of April 1, 2012	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.36	First Amendment to Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE effective as of April 1, 2005.	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.37	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated September 3, 2012 (English translation)	Filed herewith

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

Exhibit Number	Description	Incorporated By Reference To

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2012

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux (Mark A. LeDoux)	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	September 21, 2012

/s/ Ken Wolf (Ken Wolf)	Chief Financial Officer (principal financial officer and principal accounting officer)	September 21, 2012

/s/ Joe E. Davis (Joe E. Davis)	Director	September 21, 2012

/s/ Alan G. Dunn (Alan G. Dunn)	Director	September 21, 2012

/s/ Alan J. Lane (Alan J. Lane)	Director	September 21, 2012

/s/ Lee G. Weldon (Lee G. Weldon)	Director	September 21, 2012