Form 10-Q
period 2012-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2012-11-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

[X] Yes   [_] No

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

[_] Yes   [X] No

As of November 14, 2012, 6,933,254 shares of NAI’s common stock were outstanding, net of 389,423 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about the following:

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2012	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,419	$14,478
Accounts receivable - less allowance for doubtful accounts of $129 at September 30, 2012 and $122 at June 30, 2012	7,298	8,751
Inventories, net	9,295	8,355
Deferred income taxes	699	699
Income tax receivable	285	356
Prepaids and other current assets	1,345	1,880

Total current assets	33,341	34,519

Property and equipment, net	10,125	10,647
Deferred income taxes	1,471	1,471
Long-term pension asset	87	89
Other noncurrent assets, net	384	471

Total assets	$45,408	$47,197

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,120	$3,918
Accrued liabilities	1,143	1,259
Accrued compensation and employee benefits	1,031	1,331
Income taxes payable	420	328

Total current liabilities	4,714	6,836
Other noncurrent liabilities, net	18	—
Deferred rent	428	493

Total liabilities	5,160	7,329

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	0	0
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,933,254 at September 30, 2012 and 6,938,687 at June 30, 2012	72	72
Additional paid-in capital	19,607	19,530
Accumulated other comprehensive (loss) income	(145)	99
Retained earnings	22,794	22,097
Treasury stock, at cost, 389,423 shares at September 30, 2012 and 361,990 at June 30, 2012	(2,080)	(1,930)

Total stockholders’ equity	40,248	39,868

Total liabilities and stockholders’ equity	$45,408	$47,197

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Net sales	$ 16,460	$ 18,341
Cost of goods sold	12,876	13,658

Gross profit	3,584	4,683

Selling, general & administrative expenses	2,555	2,336

Income from operations	1,029	2,347

Other income (expense):
Interest income	9	5
Interest expense	(6)	(35)
Foreign exchange (loss) gain	(15)	111
Other, net	—	2

Total other (expense) income	(12)	83

Income before income taxes	1,017	2,430
Provision for income taxes	320	902

Net income	$ 697	$ 1,528

Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(244)	394

Comprehensive income	$ 453	$ 1,922

Net income per common share:
Basic	$ 0.10	$ 0.22

Diluted	$ 0.10	$ 0.22

Weighted average common shares outstanding:
Basic	6,917,807	7,013,257

Diluted	6,929,003	7,013,868

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net Income	$ 697	$ 1,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	756	794
Increase in uncollectible accounts receivable	7	46
Non-cash compensation	40	56
Pension expense	2	13
Changes in operating assets and liabilities:
Accounts receivable	1,446	(3,411)
Inventories, net	(940)	(2,575)
Other assets	234	6
Accounts payable and accrued liabilities	(1,979)	1,513
Income taxes	325	752
Accrued compensation and employee benefits	(300)	(111)

Net cash provided (used) by operating activities	288	(1,389)

Cash flows from investing activities
Capital expenditures	(233)	(420)

Net cash used by investing activities	(233)	(420)

Cash flows from financing activities
Repurchase of common stock	(151)	(19)
Issuance of common stock	37	—

Net cash used by financing activities	(114)	(19)

Net decrease in cash and cash equivalents	(59)	(1,828)
Cash and cash equivalents at beginning of period	14,478	15,461

Cash and cash equivalents at end of period	$ 14,419	$ 13,633

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ —	$ —

Taxes	$ —	$ 155

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (“2012 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2012 Annual Report unless otherwise noted below.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standard Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update are the result of the work of the FASB and the International Accounting Standards Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements. We adopted ASU 2011-04 during our first quarter of fiscal 2013 and there was no significant impact to our consolidated financial statements as a result of our adoption of this amendment.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The FASB has deferred those changes in order to reconsider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. We adopted ASU 2011-05 during the first quarter of fiscal 2013 and there was no significant material impact on our financial position or results of operations as a result of our adoption of this pronouncement.

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

	Three Months Ended September 30,
	2012	2011
Numerator
Net income	$ 697	$ 1,528

Denominator
Basic weighted average common shares outstanding	6,918	7,013

Dilutive effect of stock options	11	1

Diluted weighted average common shares outstanding	6,929	7,014

Basic net income per common share	$ 0.10	$ 0.22

Diluted net income per common share	$ 0.10	$ 0.22

We excluded shares related to stock options totaling 491,700 for the three months ended September 30, 2012, and 576,750 for the three months ended September 30, 2011, from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

In addition, we enter into arrangements that provide for milestone payments upon contractually stated events. Effective July 1, 2010, we adopted on a prospective basis, the Milestone Method of accounting under ASU 2010-17. Under the Milestone Method, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us.

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

In June 2011, we entered into a license and supply agreement (Agreement) with Abbott Laboratories (Abbott) under which we agreed to grant an exclusive license to Abbott for the use of beta-alanine in certain medical foods and medical nutritionals. Under the terms of the agreement, Abbott paid an initial license fee of $300,000, an additional fee of $300,000 in January 2012, and upon achievement of certain milestones, an additional license fee of $150,000 was paid on October 3, 2012. The license and supply agreement provided Abbott with the right to terminate the agreement at any time up to March 31, 2012, at which time, if not terminated, Abbott was required to pay $4.3 million payable over six annual payments with the initial installment payment of $708,334 due March 31, 2012.

In February 2012 and June 2012, we amended the Agreement and extended Abbott’s termination rights initially through July 31, 2012 and then further through October 31, 2012 in exchange for two payments of $354,167 each by Abbott to NAI. Abbott made the first payment on March 13, 2012 and the second payment on July 12, 2012. In October 2012, the Agreement was amended for a third time. Unless earlier terminated by Abbott, the amendment requires Abbott to pay to NAI (i) upon earlier of achievement of certain milestones or December 1, 2012, additional license fees of $204,167; (ii) upon earlier of achievement of certain milestones or June 1, 2013, additional license fees of $204,167; (iii) upon earlier of achievement of certain milestones or July 1, 2013, additional license fees of $150,000; (iv) upon earlier of achievement of certain milestones or December 1, 2013, additional license fees of $150,000; and (v) approximately $2.8 million payable over four annual payments beginning on March 31, 2014.

Subject to certain other conditions set forth in the Agreement and amendments, and until terminated by either party, Abbott is required to purchase certain material exclusively from NAI and make royalty payments to NAI upon Abbott’s sale of products subject to the Agreement. Because Abbott may terminate the agreement at any time up to December 1, 2013, there is no assurance NAI will receive any of the additional license fees or royalty payments described above. All milestone payments are recognized as revenue at the time of receipt as the payments are non-refundable and we have no continuing obligation as it relates to each payment. We have determined that each of the milestone payments meets the definition of a milestone and each milestone is substantive in accordance with the milestone method of revenue recognition.

We recorded royalty and licensing income as a component of revenue in the amount of $1.4 million during the three months ended September 30, 2012 and $1.3 million during the three months ended September 30, 2011. These royalty income amounts result in royalty expense paid to the original patent holders from whom NAI acquired the patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $196,000 during the three months ended September 30, 2012 and $262,000 during the three months ended September 30, 2011.

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

On September 3, 2012, we granted 12,000 restricted stock shares to the members of our Board of Directors pursuant to our 2009 Omnibus Incentive plan. Each member of our Board of Directors received 3,000 restricted shares of our common stock, which will vest over three years. These shares cannot be sold or otherwise transferred and the rights to receive dividends are forfeitable, if declared by our Board of Directors, until they become vested.

Our net income included stock based compensation expense of approximately $40,000 for the three months ended September 30, 2012 and approximately $56,000 for the three months ended September 30, 2011.

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

As of September 30, 2012 and June 30, 2012, we did not have any financial assets or liabilities classified as level 1. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of September 30, 2012 was a net asset of $430,000. The fair value of our forward exchange contracts as of June 30, 2012 was an asset of $922,000. As of September 30, 2012 and June 30, 2012, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets between Levels 1, 2 and 3 during fiscal 2012 or the three month period ended September 30, 2012.

B.  Inventories

Inventories, net consisted of the following (in thousands):

	September 30, 2012	June 30, 2012

Raw materials	$7,447	$6,344
Work in progress	1,276	1,058
Finished goods	1,313	1,530
Reserves	(741)	(577)

	$9,295	$8,355

C.  Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	September 30, 2012	June 30, 2012

Land	N/A	$393	$393
Building and building improvements	7 – 39	2,775	2,756
Machinery and equipment	3 – 12	26,015	25,876
Office equipment and furniture	3 – 5	3,030	3,023
Vehicles	3	136	136
Leasehold improvements	1 – 15	10,185	10,136

Total property and equipment		42,534	42,320
Less: accumulated depreciation and amortization		(32,409)	(31,673)

Property and equipment, net		$10,125	$10,647

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

On September 30, 2012, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $170,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $532,000. As of September 30, 2012, there was no outstanding balance under this credit facility.

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

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the three months ended September 30, 2012. As of September 30, 2012, we had $5.5 million available under our credit facilities.

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

The components included in the net periodic expense for the periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Interest cost	$ 22	$ 23
Expected return on plan assets	(20)	(10)

Net periodic expense	$ 2	$ 13

F.  Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of any of these customers, or a significant decline in sales, or the growth rate of sales to these customers, or in their ability to make payments when due, could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective period’s total private label contract manufacturing net sales were as follows (dollars in thousands):

	Three Months Ended September 30,
	2012		2011
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$ 2,909	20%	$ 4,285	26%
Customer 2	7,724	52	8,425	51

	$ 10,633	72%	$ 12,710	77%

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended September 30,
	2012		2011
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	(a)	(a)	$1,026	15%
Supplier 2	(a)	(a)	724	10

	(a)	(a)	$1,750	25%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. The accounting policies of our segments are the same as those described in Note A above and in the consolidated financial statements included in our 2012 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Net Sales
Private label contract manufacturing	$14,744	$16,606
Patent and trademark licensing	1,374	1,334
Branded products	342	401

	$16,460	$18,341

	Three Months Ended September 30,
	2012	2011
Income from Operations
Private label contract manufacturing	$1,943	$2,982
Patent and trademark licensing	149	614
Branded products	34	48

Income from operations of reportable segments	2,126	3,644
Corporate expenses not allocated to segments	(1,097)	(1,297)

	$1,029	$2,347

	September 30, 2012	June 30, 2012
Total Assets
Private label contract manufacturing	$ 43,107	$43,975
Patent and trademark licensing	2,012	2,964
Branded products	289	258

	$ 45,408	$47,197

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
United States	$9,631	$10,190
Markets outside the United States	6,829	8,151

Total net sales	$16,460	$18,341

Products manufactured by NAIE accounted for 68% of net sales in markets outside the U.S. for the three months ended September 30, 2012, and 63% for the three months ended September 30, 2011. No products manufactured by NAIE were sold in the U.S during the three months ended September 30, 2012 and 2011.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Three Months Ended
	September 30, 2012	June 30, 2012	September 30, 2012	June 30, 2012	September 30, 2012	September 30, 2011
United States	$9,819	$10,287	$31,990	$33,556	$178	$327
Europe	2,248	2,391	13,418	13,641	55	$93

	$12,067	$12,678	$45,408	$47,197	$233	$420

H. Income Taxes

The effective tax rate for the three months ended September 30, 2012 was 31.5%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the recognition of state taxes partially offset by the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

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

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2005 and forward are subject to examination by U.S. and state tax authorities and our tax years for the fiscal year ended June 30, 2007 and forward are subject to examination by the Switzerland tax authorities.

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

I. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. For the year ended June 30, 2012, we purchased 75,026 shares at a weighted average cost of $5.39 per share and a total cost of $405,000, including commissions and fees. During the three months ended September 30, 2012, we purchased an additional 27,433 shares at a weighted average cost of $5.49 per share and a total cost of $151,000 including commissions and fees.

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

As of September 30, 2012, we have forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through February 2014. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three months ended September 30, 2012, we did not have any material losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of September 30, 2012, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $17.1 million (EUR 12.9 million). As of September 30, 2012, a net gain of approximately $378,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $397,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of September 30, 2012, the fair value of our cash flow hedges was a net asset of $430,000 of which $449,000 was classified in prepaids and other current assets and $18,000 was classified in other noncurrent liabilities. During the three months ended September 30, 2012, we recognized $92,000 of net loss in OCI and reclassified $314,000 of gains from OCI to revenue. As of September 30, 2011, the fair value of our cash flow hedges was an asset of $715,000 and was classified in prepaids and other current assets. During the three months ended September 30, 2011, we recognized $722,000 of gains in OCI and reclassified $97,000 of gains from OCI to revenue.

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

On August 20, 2009, NAI filed a lawsuit in the U.S. District Court for the District of Delaware, accusing Vital Pharmaceutical, Inc. (VPX) and DNP International Co., Inc. (DNP) of infringing certain patents owned by NAI relating to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. On August 8, 2011, a settlement agreement was reached between NAI and VPX. On August 3, 2011, NAI and CSI filed an amended and supplemental complaint against DNP reasserting claims for unfair competition and violation of the Delaware Deceptive Trade Practices Act. On September 8, 2011, NAI and CSI filed a voluntary notice of dismissal of the amended and supplemental complaint against DNP and filed a new complaint in the U.S. District Court for the District of Delaware alleging similar claims of unfair competition, violation of the Delaware Deceptive Trade Practices Act and interference with business relations. On December 22, 2011, DNP filed a complaint in the U.S. District Court for the District of Delaware against NAI and CSI for declaratory judgment of non-infringement and invalidity of three of NAI’s patents. On January 27, 2012, DNP amended its complaint to add declaratory judgment claims against a fourth NAI patent (‘381 patent).

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, accusing Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of infringing NAI’s ‘381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ‘381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On June 5, 2012, the Court consolidated this suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement its ‘422 patent. On October 26, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ß-BCAA™ and Cellucor Cor –Performance™ Creatine products. Woodbolt has also requested inter partes reexamination of the ‘381 and ‘422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to reexam the ‘381 patent and on August 17, 2012 the USPTO accepted the request to re-exam the ‘422 patent.

A declaration of non-infringement, invalidity or unenforceability of certain of our patents could have a material adverse impact upon our business results, operations, and financial condition.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2012. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2012 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes royalty, licensing revenue, and raw material sales generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine and sold under the CarnoSyn® trade name.

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

During the first three months of fiscal 2013, our net sales were 10.3% lower than in the first three months of fiscal 2012. Private label contract manufacturing sales decreased 11.2% due primarily to lower volumes of existing products to existing customers partially offset by new product sales to new customers. Revenue concentration risk for our two largest private label contract manufacturing customers decreased to 72% as a percentage of our total private label contract manufacturing sales for the first three months of fiscal 2013 compared to 77% in the first three months of fiscal 2012. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease marginally during the remainder of fiscal 2013 with the anticipated addition of new customer sales and increased sales to existing customers.

During the first three months of fiscal 2013, CarnoSyn® beta-alanine royalty and licensing revenue increased 3.0% to $1.4 million as compared to $1.3 million for the first three months of fiscal 2012. Included in the royalty and licensine revenue during the first quarter of fiscal 2013 was $103,000 of raw material sales of beta-alanine as compared to zero raw material sales in the same period in fiscal 2012. During the second and third quarters of fiscal 2012, we purchased approximately $3.2 million of beta-alanine raw material to help ensure sufficient inventory to meet anticipated future customer demand. During the third and fourth quarters of fiscal 2012, we sold or used a majority of this inventory. As of September 30, 2012, our beta-alanine raw material inventory level had been reduced to zero. We do not anticipate the direct purchase and sale of material quantities of beta-alanine raw material during the remainder of fiscal 2013.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $897,000 during the first quarter of fiscal 2013 and $419,000 during the comparable period in fiscal 2012. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of 2012 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, maintaining our patent rights, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products declined 14.7% in the first three months of fiscal 2013 as compared to the first three months of fiscal 2012 due to the continued softening of sales of our Pathway to Healing® product line. During fiscal 2011 and 2012, we re-launched our Pathway to Healing® product line with updated product formulation, packaging, and marketing activities.

During the remainder of fiscal 2013, we plan to continue to focus on:

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

Our critical accounting policies are discussed under Item 7 of our 2012 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the three months ended September 30, 2012 other than as listed under Item A to our Notes to Condensed Consolidated Financial Statement contained in this Quarterly Report.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30, 2012		September 30, 2011		Increase (Decrease)
Private label contract manufacturing	$14,744	89.6%	$16,606	90.5%	$(1,862)	(11.2)%
Patent and trademark licensing	1,374	8.3%	1,334	7.3%	40	3.0%
Branded products	342	2.1%	401	2.2%	(59)	(14.7)%

Total net sales	16,460	100.0%	18,341	100.0%	(1,881)	(10.3)%
Cost of goods sold	12,876	78.2%	13,658	74.5%	(782)	(5.7)%

Gross profit	3,584	21.8%	4,683	25.5%	(1,099)	(23.5)%
Selling, general & administrative expenses	2,555	15.5%	2,336	12.7%	219	9.4%

Income from operations	1,029	6.3%	2,347	12.8%	(1,318)	(56.2)%
Other income, net	(12)	0.1%	83	0.5%	(95)	(114.5)%

Income before income taxes	1,017	6.2%	2,430	13.2%	(1,413)	(58.1)%
Income tax expense	320	1.9%	902	4.9%	(582)	(64.5)%

Net income	$697	4.2%	$1,528	8.3%	$(831)	(54.4)%

The percentage decrease in private label contract manufacturing net sales was primarily attributed to the following:

Mannatech, Incorporated (1)	(8.3)%
NSA International, Inc. (2)	(4.2)
Other customers (3)	1.3

Total
(11.2)%

[1]	Net sales to Mannatech, Incorporated decreased primarily as a result of lower volumes of established products in existing markets.

[2]

The decrease in net sales to NSA International, Inc. included a decrease in international sales of 14.8% and a decrease in domestic sales of 4.0%. These sales decreases were due to lower consumer demand and unfavorable foreign currency exchange rates which generated lower average sales prices during the current year period.

[3]	The increase in net sales to other customers was primarily due to sales of new products for new and existing customers and a net increase in sales of existing products for existing customers.

Net sales from our patent and trademark licensing segment increased 3.0% during the first quarter of fiscal 2013 primarily due to a license fee of $354,000 received from Abbott and $103,000 of beta-alanine raw material sales, partially offset by decreased market demand for CarnoSyn® beta-alanine.

Net sales from our branded products segment decreased 14.7% during the first quarter of fiscal 2013 due primarily to the continued softening of the Pathway to Healing® product line.

Gross profit margin decreased 3.7 percentage points primarily due to the following:

Contract manufacturing:
Shift in sales mix and material cost	(1.8)(1)%
Changes in overhead expenses	(0.4)(1)
Changes in direct and indirect labor	(2.1)(1)
Patent and trademark licensing	0.8(2)
Branded products operations	(0.2)(3)

Total	(3.7) %

[1]

Private label contract manufacturing gross profit margin decreased 4.7 percentage points in the first quarter of fiscal 2013 as compared to the comparable period in fiscal 2012. The decrease in gross profit as a percentage of sales was primarily due to increase material costs as a percentage of sales and increased labor and overhead costs as compared to the prior year.

[2]

Patent and trademark licensing gross profit margin decreased 0.8 percentage points to 79.6% in the first quarter of fiscal 2013 from 80.4% in the first quarter of fiscal 2012 due to a change in the mix of the source of revenue in fiscal 2013 as compared to fiscal 2012. Fiscal 2013 revenue included $103,000 of beta-alanine raw material sales which generated a gross profit margin of 19.3% while beta-alanine raw material sales were zero during the first quarter of fiscal 2012.

[3]

Branded products gross profit margin decreased 6.0 percentage points to 37.0% in the first quarter of fiscal 2013 from 43.0% in the first quarter of fiscal 2012 due primarily to increased material costs and higher inventory write-offs.

Selling, general and administrative expenses increased $219,000, or 9.4% during fiscal 2013. This increase was attributed to a $487,000 increase in patent and trademark licensing costs primarily attributed to increased patent litigation and prosecution expenses partially offset by a $235,000 decrease in operating costs from our domestic contract manufacturing operation primarily related to decreased employee compensation. Selling, general and administrative expenses for our branded products business decreased $32,000 as compared to the same prior year period.

Other income, net decreased $95,000 during the first quarter of fiscal 2013 as compared to the same period in the prior fiscal year primarily due to unfavorable foreign currency exchange activity associated with the Euro.

Our income tax expense decreased $582,000 during the first quarter of fiscal 2013 as compared to the same period in the prior fiscal year. The decrease was primarily due to the lower pre-tax income in the first quarter of fiscal 2013 as compared to the comparable prior year period. Additionally, the net effective tax rate decreased due to a larger percentage of pre-tax income generated by our foreign operations which has a lower tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $288,000 for the three months ended September 30, 2012 compared to net cash used by operating activities of $1.4 million in the comparable quarter last year.

At September 30, 2012, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, provided $1.5 million in cash during the three months ended September 30, 2012 compared to using $3.4 million of cash used in the comparable prior year quarter. The increase in cash provided by accounts receivable during the quarter ended September 30, 2012 primarily resulted from lower sales and royalty and licensing revenue as compared to the prior year period. Days sales outstanding was 45 days during the three months ended September 30, 2012 as compared to 25 days for the prior year period. This increase is primarily attributable to increased receivables from our patent and trademark licensing business and the change in our private label contract manufacturing customer sales mix.

At September 30, 2012, changes in inventory used $940,000 in cash during the three months ended September 30, 2012 compared to $2.6 million of cash used in the comparable prior year quarter. The decrease in cash used by inventory during the quarter ended September 30, 2012 was primarily related to timing of inventory shipments and receipts along with decreased sales demand.

During the three months ended September 30, 2012, NAIE’s operations used $240,000 of operating cash flow primarily due to timing of inventory receipts and sales. As of September 30, 2012, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash used in investing activities in the three months ended September 30, 2012 was $233,000 compared to $420,000 in the comparable quarter last year and were exclusively associated with capital purchases. Capital expenditures for both years were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities.

Cash used in financing activities in the three months ended September 30,2 2012 was $113,000 compared to $19,000 in the comparable quarter last year. Activity for both years was comprised primarily of amounts used to purchase treasury stock.

We did not have any consolidated debt as of September 30, 2012 or June 30, 2012.

On December 16, 2010, we executed a new Credit Agreement with Wells Fargo Bank, N.A. This Credit Agreement replaced our previous credit facility and provides us with a line of credit of up to $5.0 million. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit, we paid a commitment fee of $12,500 upon execution of the agreement and paid an additional commitment fee of $12,500 in December 2011. There are no amounts currently drawn under the line of credit and the credit agreement expires on November 1, 2013.

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

At September 30, 2012, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $170,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $532,000. As of September 30, 2012, there was no outstanding balance under this credit facility.

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

As of September 30, 2012, we had $14.4 million in cash and cash equivalents and $5.5 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer) concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2012.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 20, 2009, NAI filed a lawsuit in the U.S. District Court for the District of Delaware, accusing Vital Pharmaceutical, Inc. (VPX) and DNP International Co., Inc. (DNP) of infringing certain patents owned by NAI relating to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. On August 8, 2011, a settlement agreement was reached between NAI and VPX. On August 3, 2011, NAI and CSI filed an amended and supplemental complaint against DNP reasserting claims for unfair competition and violation of the Delaware Deceptive Trade Practices Act. On September 8, 2011, NAI and CSI filed a voluntary notice of dismissal of the amended and supplemental complaint against DNP and filed a new complaint in the U.S. District Court for the District of Delaware alleging similar claims of unfair competition, violation of the Delaware Deceptive Trade Practices Act and interference with business relations. On December 22, 2011, DNP filed a complaint in the U.S. District Court for the District of Delaware against NAI and CSI for declaratory judgment of non-infringement and invalidity of three of NAI’s patents. On January 27, 2012, DNP amended its complaint to add declaratory judgment claims against a fourth NAI patent (‘381 patent).

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, accusing Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of infringing NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe “381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On June 5, 2012, the Court consolidated this suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement its ‘422 patent. On October 26, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ß-BCAA™ and Cellucor Cor –Performance™ Creatine products. Woodbolt has also requested inter partes reexamination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to reexam the ’381 patent and on August 17, 2012 the USPTO accepted the request to re-exam the ’422 patent.

A declaration of non-infringement, invalidity or unenforceability of certain of our patents could have a material adverse impact upon our business results, operations, and financial condition.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described under Item 1A of our 2012 Annual Report, as well as the other information in our 2012 Annual Report, this report and other reports and documents we file with the SEC, when evaluating our business and future prospects. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the first quarter of fiscal 2013, we repurchased 27,433 shares of our common stock at a total cost of $151,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of September 30, 2012)
July 1, 2012 to July 31, 2012	27,433	$5.49	27,433	$1,018,843
August 1, 2012 to August 31, 2012
September 1, 2012 to September 30, 2012

Total	27,433		27,433	$1,018,843

1.	On June 3, 2011, we announced a plan to repurchase up to $2 million of our shares of common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.13 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003
10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.7	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005
10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.11	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005
10.12	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006
10.13	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007
10.14	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009
10.15	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.16	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.17	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.18	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.19	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.20	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.21	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.22	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.23	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.24	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.25	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010
10.26	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.27	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 1, 2010	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010
10.28	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.29	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of July 1, 2011	Exhibit 10.31 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the commission on September 22, 2011
10.30	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 28, 2011	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011
10.31	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 28, 2011 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011
10.32	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated January 1, 2012 (English translation)	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the commission on February 13, 2012
10.33	First Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of January 6, 2012	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012
10.34	Second Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of March 19, 2012	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.35	First Amendment to Manufacturing Agreement by and between NSA, Inc. and NAI effective as of April 1, 2012	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012
10.36	First Amendment to Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE effective as of April 1, 2005.	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.37	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated September 3, 2012 (English translation).	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the commission on September 21, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document**	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document**	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	Furnished herewith

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

Date: November 14, 2012

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer (principal executive officer)

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer (principal financial and accounting officer)

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.