Form 10-Q
period 2012-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2013-02-12
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

[_] Yes   [X] No

As of February 12, 2013, 6,853,409 shares of NAI’s common stock were outstanding, net of 469,268 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2012	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,996	$14,478
Accounts receivable - less allowance for doubtful accounts of $113 at December 31, 2012 and $122 at June 30, 2012	3,313	8,751
Inventories, net	9,433	8,355
Deferred income taxes	699	699
Income tax receivable	1,091	356
Prepaid expenses and other current assets	873	1,880

Total current assets	32,405	34,519

Property and equipment, net	10,271	10,647
Deferred income taxes	1,471	1,471
Long-term pension asset	84	89
Other noncurrent assets, net	350	471

Total assets	$44,581	$47,197

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,165	$3,918
Accrued liabilities	1,071	1,259
Accrued compensation and employee benefits	774	1,331
Income taxes payable	505	328

Total current liabilities	4,515	6,836
Other noncurrent liabilities	43	—
Deferred rent	364	493

Total liabilities	4,922	7,329

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,853,409 at December 31, 2012 and 6,938,687 at June 30, 2012	72	72
Additional paid-in capital	19,650	19,530
Accumulated other comprehensive (loss) income	(437)	99
Retained earnings	22,896	22,097
Treasury stock, at cost, 469,268 shares at December 31, 2012 and 361,990 at June 30, 2012	(2,522)	(1,930)

Total stockholders’ equity	39,659	39,868

Total liabilities and stockholders’ equity	$44,581	$47,197

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net sales	$13,686	$16,161	$30,146	$34,502
Cost of goods sold	11,767	12,808	24,643	26,466

Gross profit	1,919	3,353	5,503	8,036

Selling, general & administrative expenses	2,192	2,127	4,747	4,463

(Loss) income from operations	(273)	1,226	756	3,573

Other income (expense):
Interest income	12	5	21	10
Interest expense	(5)	(31)	(11)	(66)
Foreign exchange (loss) gain	—	(5)	(15)	106
Other, net	—	4	—	6

	7	(27)	(5)	56

(Loss) income before income taxes	(266)	1,199	751	3,629
(Benefit) provision for income taxes	(368)	414	(48)	1,316

Net income	$102	$785	$799	$2,313

Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(292)	436	(536)	830

Comprehensive (loss) income	$(190)	$1,221	$263	$3,143

Net income per common share:
Basic	$0.01	$0.11	$0.12	$0.33

Diluted	$0.01	$0.11	$0.12	$0.33

Weighted average common shares outstanding:
Basic	6,890,943	6,971,486	6,904,375	6,992,371

Diluted	6,900,169	6,985,341	6,914,586	6,999,604

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$799	$2,313
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Decrease) increase of uncollectible accounts receivable	(9)	57
Depreciation and amortization	1,508	1,543
Non-cash compensation	83	114
Pension expense	5	25
(Gain) loss on disposal of assets	(12)	5
Changes in operating assets and liabilities:
Accounts receivable	5,447	(1,658)
Inventories, net	(1,078)	(6,194)
Other assets	303	86
Accounts payable and accrued liabilities	(2,093)	1,123
Income taxes	(203)	(265)
Accrued compensation and employee benefits	(557)	(252)

Net cash provided by (used in) operating activities	4,193	(3,103)

Cash flows from investing activities
Capital expenditures	(1,132)	(963)
Proceeds from sale of property & equipment	12	—

Net cash used by investing activities	(1,120)	(963)

Cash flows from financing activities
Repurchase of common stock	(592)	(202)
Issuance of common stock	37	—

Net cash used by financing activities	(555)	(202)

Net increase (decrease) in cash and cash equivalents	2,518	(4,268)
Cash and cash equivalents at beginning of period	14,478	15,461

Cash and cash equivalents at end of period	$16,996	$11,193

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13	$13

Taxes	$169	$1,592

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. If presented in two separate statements, the first statement should present total net income and its components followed immediately by a second statement of total other comprehensive income, its components and the total comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The FASB has deferred those changes in order to reconsider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. We adopted ASU 2011-05 during the first quarter of fiscal 2013 and there was no material impact on our financial position or results of operations as a result of our adoption of this pronouncement.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Numerator
Net income	$ 102	$ 785	$ 799	$ 2,313

Denominator
Basic weighted average common shares outstanding	6,891	6,971	6,905	6,992

Dilutive effect of stock options	9	14	10	8

Diluted weighted average common shares outstanding	6,900	6,985	6,915	7,000

Basic net income per common share	$ 0.01	$ 0.11	$ 0.12	$ 0.33

Diluted net income per common share	$ 0.01	$ 0.11	$ 0.12	$ 0.33

Shares related to stock options representing the right to acquire 491,700 shares of common stock for the three months ended December 31, 2012, and 491,700 shares for the six months ended December 31, 2012, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

In February 2012 and June 2012, we amended the Agreement and extended Abbott’s termination rights initially through July 31, 2012 and then further through October 31, 2012 in exchange for two payments of $354,167 each by Abbott to NAI. Abbott made the first payment on March 13, 2012 and the second payment on July 12, 2012. In October 2012, the Agreement was amended for a third time. Unless earlier terminated by Abbott, the amendment requires Abbott to pay to NAI (i) upon earlier of achievement of certain milestones or December 1, 2012, additional license fees of $204,167; (ii) upon earlier of achievement of certain milestones or June 1, 2013, additional license fees of $204,167; (iii) upon earlier of achievement of certain milestones or July 1, 2013, additional license fees of $150,000; (iv) upon earlier of achievement of certain milestones or December 1, 2013, additional license fees of $150,000; and (v) approximately $2.8 million payable over four annual payments beginning on March 31, 2014. The payment noted in (i) was collected in December 2012.

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

We recorded royalty and licensing income as a component of revenue in the amount of $824,000 during the three months ended December 31, 2012 and $2.2 million during the six months ended December 31, 2012. We recorded royalty and licensing income as a component of revenue in the amount of $720,000 during the three months ended December 31, 2011 and $2.1 million during the six months ended December 31, 2011. These royalty and licensing income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired the patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $97,000 during the three months ended December 31, 2012 and $293,000 during the six months ended December 31, 2012. We recognized royalty expense as a component of cost of goods sold in the amount of $108,000 during the three months ended December 31, 2011 and $370,000 during the six months ended December 31, 2011.

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

Our net income included stock based compensation expense of approximately $43,000 for the three months ended December 31, 2012 and approximately $83,000 for the six months ended December 31, 2012. Our net income included stock based compensation expense of approximately $58,000 for the three months ended December 31, 2011 and approximately $114,000 for the six months ended December 31, 2011.

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

As of December 31, 2012 and June 30, 2012, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of December 31, 2012 was a net liability of $66,000. The fair value of our forward exchange contracts as of June 30, 2012 was an asset of $922,000. As of December 31, 2012 and June 30, 2012, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets between Levels 1, 2 and 3 during fiscal 2012 or the three month period ended December 31, 2012.

B.  Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31, 2012	June 30, 2012

Raw materials	$7,518	$6,344
Work in progress	1,365	1,058
Finished goods	1,283	1,530
Reserves	(733)	(577)

	$9,433	$8,355

C.  Property and Equipment, net

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	December 31, 2012	June 30, 2012

Land	N/A	$393	$393
Building and building improvements	7 – 39	2,780	2,756
Machinery and equipment	3 – 12	26,240	25,876
Office equipment and furniture	3 – 5	3,030	3,023
Vehicles	3	136	136
Leasehold improvements	1 – 15	10,438	10,136

Total property and equipment		43,017	42,320
Less: accumulated depreciation and amortization		(32,746)	(31,673)

Property and equipment, net		$10,271	$10,647

D.  Debt

On December 16, 2010, we executed a Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association. This Credit Agreement replaced our previous credit facility and provides us with a line of credit of up to $5.0 million. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit and each subsequent extension amendment, we pay an annual commitment fee of $12,500. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) net income after taxes of not less than $750,000 on a trailing four quarter basis as of the end of each calendar quarter beginning with the four quarter period ended December 31, 2010; and (ii) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 2.75% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 2.50% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before November 1, 2014; provided, however, that we must maintain a zero balance on advances under the line of credit for a period of at least 30 consecutive days during each fiscal year. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2013, and with Bank of America, N.A. in effect until March 15, 2013.

On December 31, 2012, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $175,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $547,000. As of December 31, 2012, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,094), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the six months ended December 31, 2012. As of December 31, 2012, we had $5.5 million available under our credit facilities.

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

The components included in the net periodic expense for the periods ended December 31 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Interest cost	$22	$23	$44	$46
Expected return on plan assets	(3)	(10)	(5)	(20)

Net periodic expense	$19	$13	$39	$26

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$7,335	59%	$8,056	54%	$15,059	55%	$16,481	52%
Customer 2	1,709	14	3,551	24	4,618	17	7,836	25
Customer 3	1,361	11	(a)	(a)	(a)	(a)	(a)	(a)

	$10,405	84%	$11,607	78%	$19,677	72%	$24,317	77%

(a)	Sales were less than 10% of the respective period’s total private label contract manufacturing net sales.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$732	13%	(a)	(a)	$1,223	10%	(a)	(a)
Supplier 2	(a)	(a)	$2,106	21%	(a)	(a)	$2,106	13%

	$732	13%	$2,106	21%	$1,223	10%	$2,106	13%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

G. Segment Information

As a result of our efforts to commercialize our patent and trademark estate and the increased level of income we have received from such efforts, beginning with the first quarter of fiscal 2012, our business consists of three segments for financial reporting purposes. The three segments are identified as (i) private label contract manufacturing, which primarily relates to the provision of private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, (ii) patent and trademark licensing, which primarily includes royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnosSyn® trade name, and (iii) branded products, which relates to the marketing and distribution of our branded nutritional supplements and consists primarily of the products sold under our Pathway to Healing® product line.

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. The accounting policies of our segments are the same as those described in Note A above and in the consolidated financial statements included in our 2012 Annual Report other than the change in the number of segments.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net Sales
Private label contract manufacturing	$12,524	$15,038	$27,268	$31,644
Patent and trademark licensing	824	720	2,198	2,054
Branded products	338	403	680	804

	$13,686	$16,161	$30,146	$34,502

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
(Loss) Income from Operations
Private label contract manufacturing	$624	$2,123	$2,570	$5,106
Patent and trademark licensing	171	189	318	802
Branded products	40	72	74	120

Income from operations of reportable segments	835	2,384	2,962	6,028

Corporate expenses not allocated to segments	(1,108)	(1,158)	(2,206)	(2,455)

	$(273)	$1,226	$756	$3,573

	December 31, 2012	June 30, 2012
Total Assets
Private label contract manufacturing	$ 43,741	$43,975
Patent and trademark licensing	470	2,964
Branded products	370	258

	$ 44,581	$47,197

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
United States	$8,173	$8,869	$17,804	$19,059
Markets outside the United States	5,513	7,292	12,342	15,443

Total net sales	$13,686	$16,161	$30,146	$34,502

Products manufactured by NAIE accounted for approximately 74% of net sales in markets outside the U.S. for the three months ended December 31, 2012, and 67% for the three months ended December 31, 2011. NAIE accounted for 71% of net sales in markets outside the U.S. for the six months ended December 31, 2012, and 65% for the six months ended December 31, 2011. No products manufactured by NAIE were sold in the U.S. during the six months ended December 31, 2012 and 2011.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Six Months Ended
	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012	December 31, 2012	December 31, 2011
United States	$9,428	$10,287	$30,807	$33,556	$417	$813
Europe	2,748	2,391	13,774	13,641	715	150

	$12,176	$12,678	$44,581	$47,197	$1,132	$963

H. Income Taxes

The effective tax rate for the three months ended December 31, 2012 was a benefit of 138.3% and the effective tax rate for the six months ended December 31, 2012 was a benefit of 6.4%. The current period tax benefit is related to the current period domestic pre-tax loss and our consolidated tax rate differs from the U.S. federal statutory rate of 34% primarily due to the recognition of state taxes offset by the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

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

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. The tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves.

I. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. For the year ended June 30, 2012, we purchased 75,026 shares at a weighted average cost of $5.39 per share and a total cost of $405,000, including commissions and fees. During the six months ended December 31, 2012, we purchased an additional 107,278 shares at a weighted average cost of $5.52 per share and a total cost of $592,000 including commissions and fees.

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

During the three and six months ended December 31, 2012 we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through February 2014. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three and six months ended December 31, 2012, we did not have any material losses or gains related to the ineffective portion of our hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of December 31, 2012, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $12.2 million (EUR 9.3 million). As of December 31, 2012, a net loss of approximately $107,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $62,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of December 31, 2012, the fair value of our cash flow hedges was a net liability of $66,000, of which $23,000 was classified in accrued liabilities and $43,000 was classified in other noncurrent liabilities in our Condensed Consolidated Balance Sheets. During the three months ended December 31, 2012 we recognized $292,000 of losses in OCI and reclassified $193,000 of gains from OCI to revenue. During the six months ended December 31, 2012 we recognized $384,000 of losses in OCI and reclassified $507,000 of gains from OCI to revenue. As of December 31, 2011, $1.2 million of the fair value of our cash flow hedges was classified in prepaids and other current assets and $248,000 was classified in other noncurrent assets, net in our Condensed Consolidated Balance Sheets. During the three months ended December 31, 2011 we recognized $942,000 of gains in OCI and reclassified $266,000 of gains from OCI to revenue. During the six months ended December 31, 2011 we recognized $1.7 million of gains in OCI and reclassified $363,000 of gains from OCI to revenue.

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

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, accusing Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of infringing NAI’s ‘381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ‘381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ß-BCAA™ and Cellucor Cor –Performance™ Creatine products. Woodbolt has also requested inter partes reexamination of the ‘381 and ‘422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to reexam the ‘381 patent and on August 17, 2012 the USPTO accepted the request to re-exam the ‘422 patent.

A declaration of non-infringement, invalidity or unenforceability of certain of our patents could have a material adverse impact upon our business results, operations, and financial condition.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2012. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2012 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the first six months of fiscal 2013, our net sales were 12.6% lower than in the first six months of fiscal 2012. Private label contract manufacturing sales decreased 13.8% due primarily to lower volumes of existing products to existing customers and lower average EUR exchange rate partially offset by new product sales to new customers. Revenue concentration risk for our two largest private label contract manufacturing customers decreased to 72% as a percentage of our total private label contract manufacturing sales for the first six months of fiscal 2013 compared to 77% in the first six months of fiscal 2012. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease marginally during the remainder of fiscal 2013 with the anticipated increased sales to other existing customers.

During the first six months of fiscal 2013, CarnoSyn® beta-alanine royalty and licensing revenue increased 7.0% to $2.2 million as compared to $2.1 million for the first six months of fiscal 2012. Included in the royalty and licensing revenue during the first six months of fiscal 2013 was $103,000 of raw material sales of beta-alanine as compared to zero raw material sales in the same period in fiscal 2012. During the second and third quarters of fiscal 2012, we purchased approximately $3.2 million of beta-alanine raw material to help ensure sufficient inventory to meet anticipated future customer demand. During the third and fourth quarters of fiscal 2012, we sold or used a majority of this inventory. As of December 31, 2012, our beta-alanine raw material inventory level had been reduced to zero. We do not anticipate the direct purchase and sale of material quantities of beta-alanine raw material during the remainder of fiscal 2013.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $1.4 million during the first six months of fiscal 2013 and $765,000 during the comparable period in fiscal 2012. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of 2012 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, maintaining our patent rights, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products declined 15.4% in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012 due to the continued softening of sales of our Pathway to Healing® product line. During fiscal 2011 and 2012, we re-launched our Pathway to Healing® product line with updated product formulation, packaging, and marketing activities.

During the remainder of fiscal 2013, we plan to continue to focus on:

•

Leveraging our state of the art, certified facilities to (1) increase the value of the goods and services we provide to our highly valued private label contract manufacturing customers, and (2) assist us in developing relationships with additional quality oriented customers;

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

Our critical accounting policies are discussed under Item 7 of our 2012 Annual Report and recent accounting pronouncements are discussed under Note A of our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the three and six months ended December 31, 2012 other than as listed under Note A of our Notes to Condensed Consolidated Financial Statement contained in this Quarterly Report.

Results of Operations

The results of our operations for the periods ended December 31 were as follows (dollars in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2012	2011	% Change	2012	2011	% Change
Private label contract manufacturing	$12,524	$15,038	(16.7)	$27,268	$31,644	(13.8)
Patent and trademark licensing	824	720	14.4	2,198	2,054	7.0
Branded products	338	403	(16.1)	680	804	(15.4)

Total net sales	13,686	16,161	(15.3)	30,146	34,502	(12.6)
Cost of goods sold	11,767	12,808	(8.1)	24,643	26,466	(6.9)

Gross profit	1,919	3,353	(42.8)	5,503	8,036	(31.5)
Gross profit %	14.0%	20.7%		18.3%	23.3%
Selling, general & administrative expenses	2,192	2,127	3.1	4,747	4,463	6.4

% of net sales	16.0%	13.2%		15.7%	12.9%
(Loss) income from operations	(273)	1,226	(122.3)	756	3,573	(78.8)
% of net sales	(2.0)%	7.6%		2.5%	10.4%
Other (income) expense, net	(7)	27	125.9	5	(56)	(108.9)

(Loss) income before income taxes	(266)	1,199	(122.2)	751	3,629	(79.3)
% of net sales	(1.9)%	7.4%		2.5%	10.5%
Income tax (benefit) expense	(368)	414	(188.9)	(48)	1,316	(103.6)

Net income	$102	$785	(87.0)	$799	$2,313	(65.5)

% of net sales	0.7%	4.9%		2.7%	6.7%

The percentage decrease in contract manufacturing net sales was primarily attributed to the following for the periods ended December 31, 2012:

	Three Months Ended	Six Months Ended
Mannatech, Incorporated (1)	(12.2)%	(10.2)%
NSA International, Inc. (2)	(4.8)	(4.5)
Other customers	0.3	0.9

Total	(16.7)%	(13.8)%

[1]	Net sales to Mannatech, Incorporated decreased primarily as a result of lower volumes of established products in existing markets.

[2]

The decrease in net sales to NSA International, Inc. (NSA) for the three months ended December 31, 2012 included a decrease in international sales of 15.2% and a decrease in domestic sales of 2.9%. The decrease in net sales to NSA for the six months ended December 31, 2012 included a decrease in international sales of 14.0% and a decline in domestic sales of 3.4%. The international sales decreases were primarily due to decreased demand by NSA’s consumers and lower average EUR exchange rate. The domestic decreases were primarily due to lower average sales prices and lower volumes of existing products.

Net sales from our branded products segment decreased 16.1% during the second quarter of fiscal 2013 as compared to the comparable quarter in fiscal 2012 and 15.4% during the six months ended December 31, 2012 compared to the comparable six month period last year due primarily to the continuing decline in our customer base for this product line.

Gross profit margin decreased 6.7 percentage points during the second quarter of fiscal 2013 from the comparable quarter in fiscal 2012 and 5.0 percentage points during the six months ended December 31, 2012 from the comparable six month period last year. The change in gross profit margin was primarily due to the following for the periods ended December 31, 2012:

	Three Months Ended	Six Months Ended
Contract manufacturing:
Shift in sales and material mix (1)	(0.1) %	(1.0) %
Incremental overhead expenses (1)	(4.2)	(2.2)
Incremental direct and indirect labor (1)	(3.7)	(2.8)
Patent and trademark licensing (2)	1.5	1.2
Branded products operations (3)	(0.2)	(0.2)

Total	(6.7) %	(5.0) %

[1]

Private label contract manufacturing gross profit margin decreased 8.5 percentage points in the second quarter of fiscal 2013 and 6.4 percentage points in the first six months of fiscal 2013 as compared to the comparable periods in fiscal 2012. The decrease in gross profit as a percentage of sales was primarily due to higher per unit manufacturing costs associated with lower production levels.

[2]

Patent and trademark licensing gross profit margin increased 3.2 percentage points to 88.2% in the second quarter of fiscal 2013 from 85.0% in the second quarter of fiscal 2012 due to a change in the mix of the source of revenue in fiscal 2013 as compared to fiscal 2012. Revenue for the second quarter of fiscal 2013 included $354,000 of license fee revenue which generated a gross profit margin of 95.0% while beta-alanine license fee revenue was zero during the second quarter of fiscal 2012 During the first six months of fiscal 2013, patent and trademark licensing gross profit margin increased 0.9 percentage points to 82.9% from 82.0% in the first six month of fiscal 2012 due to a change in the mix of the source of revenue in fiscal 2013 as compared to fiscal 2012. Revenue for the first six months of fiscal 2013 included $708,000 of license fee revenue which generated a gross profit margin of 95.0% and $103,000 of beta-alanine raw material sales which generated a gross profit margin of 19.3%. Beta-alanine license fee revenue and beta-alanine raw material sales were zero during the first six months of fiscal 2012.

[3]

Branded products gross profit margin decreased 7.2 percentage points to 40.5% in the second quarter of fiscal 2013 from 47.7% in the second quarter of fiscal 2012. During the first six months of fiscal 2013, gross profit percentage decreased 6.6 percentage points to 38.7% from 45.4% during the first six months of fiscal 2012. The decrease in gross profit margin is due primarily to sales mix and higher inventory write-offs.

Selling, general and administrative expenses increased $65,000, or 3.1%, during the second quarter fiscal 2013 as compared to the comparable prior year period. This increase was attributed to a $133,000 increase in patent and trademark licensing costs primarily attributed to increased patent litigation and prosecution expenses partially offset by a $45,000 decrease in operating costs from our domestic contract manufacturing operation primarily related to decreased employee compensation. Selling, general and administrative expenses for our branded products business decreased $23,000 as compared to the same prior year period. During the first six months of fiscal 2013, selling, general and administrative expenses increased $284,000, or 6.4%, as compared to the comparable prior year period. This increase was attributed to a $620,000 increase in patent and trademark licensing costs primarily attributed to increased patent litigation and prosecution expenses partially offset by a $280,000 decrease in operating costs from our domestic contract manufacturing operation primarily related to decreased employee compensation. Selling, general and administrative expenses for our branded products business decreased $55,000 as compared to the same prior year period.

Other expense, net decreased $34,000 during the second quarter of fiscal 2013 from the comparable quarter last year primarily due primarily to lower net interest cost related to our for exchange contracts. Other expense, net increased $61,000 during the six month period ended December 31, 2012 from the comparable six month period last year due primarily to unfavorable foreign currency exchange activity.

Our income tax expense decreased $782,000 to a benefit during the second quarter of fiscal 2013 and $1.4 million during the six months ended December 31, 2012 as compared to the same periods in the prior fiscal year. The decreases were primarily due to lower pre-tax income as compared to the comparable prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $4.2 million for the six months ended December 31, 2012 compared to $3.1 million used by operating activities in the comparable period in the prior year.

At December 31, 2012, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, provided $5.4 million in cash during the six months ended December 31, 2012 compared to using $1.7 million in the comparable period in the prior year. The increase in cash provided by accounts receivable during the six months ended December 31, 2012 was the result of lower private label contract manufacturing sales and the collection of amounts due from sales of beta-alanine raw materials. Days sales outstanding was 37 days as of December 31, 2012 compared to 22 days as of December 31, 2011.

At December 31, 2012, changes in inventory used $1.1 million in cash as compared to using $6.2 million of cash in the comparable prior year period. The decrease in cash used by inventory during the six months ended December 31, 2012 was primarily related to timing of inventory shipments and receipts, cessation of beta-alanine raw material purchases and decreased sales demand.

Approximately $996,000 of our operating cash flow was generated by NAIE in the six months ended December 31, 2012. As of December 31, 2012, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $1.1 million during the six months ended December 31, 2012 compared to $1.0 million in the comparable period in the prior year. Capital expenditures during the six months ended December 31, 2012 and December 31, 2011 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities

We did not have any consolidated debt as of either December 31, 2012 or June 30, 2012.

On December 16, 2010, we executed a Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association. This Credit Agreement replaced our previous credit facility and provides us with a line of credit of up to $5.0 million. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit and each subsequent extension amendment, we pay an annual commitment fee of $12,500. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) net income after taxes of not less than $750,000 on a trailing four quarter basis as of the end of each calendar quarter beginning with the four quarter period ended December 31, 2010; and (ii) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 2.75% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 2.50% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before November 1, 2014; provided, however, that we must maintain a zero balance on advances under the line of credit for a period of at least 30 consecutive days during each fiscal year. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2013, and with Bank of America, N.A. in effect until March 15, 2013.

On December 31, 2012, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $175,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $547,000. As of December 31, 2012, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,094), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of December 31, 2012, we had $17.0 million in cash and cash equivalents and $5.5 million available under our credit facilities. Of these amounts, $7.1 million of cash and cash equivalents and $547,000 of the amount available under our credit facilities were held by NAIE. Our intent is to permanently reinvest all of our earnings from foreign operations, and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund our U.S. operations, we may be required to accrue and pay additional U.S. taxes to repatriate any such funds. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of December 31, 2012.

There were no changes to our internal control over financial reporting during the quarterly period ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, accusing Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of infringing NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe ‘‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pneding suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ß-BCAA™ and Cellucor Cor –Performance™ Creatine products. Woodbolt has also requested inter partes reexamination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to reexam the ’381 patent and on August 17, 2012 the USPTO accepted the request to re-exam the ’422 patent.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the quarter ended December 31, 2013, we repurchased 79,845 shares of our common stock at a total cost of $442,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of December 31, 2012)
October 1, 2012 to October 31, 2012
November 1, 2012 to November 30, 2012	57,780	$5.44	57,780
December 1, 2012 to December 31, 2012	22,065	$5.79	22,065

Total	79,845		79,845	$576,921

1.	On June 3, 2011, we announced a plan to repurchase up to $2 million in shares of our common stock. Under the plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.13 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003
10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.7	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005
10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.11	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005
10.12	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006
10.13	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.14	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009
10.15	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.16	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.17	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.18	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.19	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.20	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.21	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.22	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.23	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.24	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.25	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010
10.26	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.27	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 1, 2010	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010
10.28	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.29	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of July 1, 2011	Exhibit 10.31 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the commission on September 22, 2011
10.30	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 28, 2011	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011
10.31	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 28, 2011 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011
10.32	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated January 1, 2012 (English translation)	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the commission on February 13, 2012
10.33	First Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of January 6, 2012	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012
10.34	Second Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of March 19, 2012	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.35	First Amendment to Manufacturing Agreement by and between NSA, Inc. and NAI effective as of April 1, 2012	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012
10.36	First Amendment to Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE effective as of April 1, 2005.	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.37	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated September 3, 2012 (English translation).	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the commission on September 21, 2012

10.38	Second Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 7, 2012	Filed herewith

10.39	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated December 7, 2012 in the amount of $5,000,000	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Furnished herewith

101.INS	XBRL Instance Document**	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document**	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	Furnished herewith

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

Date: February 12, 2013

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer (principal executive officer)

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.