Form 10-Q
period 2013-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2013-05-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 9, 2013, 6,900,255 shares of NAI’s common stock were outstanding, net of 490,422 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2013	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,638	$14,478
Accounts receivable—less allowance for doubtful accounts of $21 at March 31, 2013 and $122 at June 30, 2012	6,115	8,751
Inventories, net	10,080	8,355
Deferred income taxes	699	699
Income tax receivable	745	356
Prepaid expenses and other current assets	1,145	1,880

Total current assets	33,422	34,519

Property and equipment, net	9,717	10,647
Deferred income taxes	1,471	1,471
Long-term pension asset	82	89
Other noncurrent assets, net	411	471

Total assets	$45,103	$47,197

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,328	$3,918
Accrued liabilities	1,083	1,259
Accrued compensation and employee benefits	880	1,331
Income taxes payable	503	328

Total current liabilities	4,794	6,836
Deferred rent	300	493

Total liabilities	5,094	7,329

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,920,559 at March 31, 2013 and 6,938,687 at June 30, 2012	73	72
Additional paid-in capital	19,701	19,530
Accumulated other comprehensive (loss) income	(313)	99
Retained earnings	23,074	22,097
Treasury stock, at cost, 470,118 shares at March 31, 2013 and 361,990 at June 30, 2012	(2,526)	(1,930)

Total stockholders’ equity	40,009	39,868

Total liabilities and stockholders’ equity	$45,103	$47,197

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net sales	$15,835	$17,422	$45,981	$51,924
Cost of goods sold	13,057	13,299	37,700	39,765

Gross profit	2,778	4,123	8,281	12,159
Selling, general & administrative expenses	2,209	2,493	6,956	6,956

Income from operations	569	1,630	1,325	5,203

Other (expense) income:
Interest income	14	5	35	15
Interest expense	(5)	(27)	(16)	(93)
Foreign exchange (loss) gain	(57)	(5)	(72)	101
Other, net	—	8	—	14

	(48)	(19)	(53)	37

Income before income taxes	521	1,611	1,272	5,240
Provision for income taxes	343	543	295	1,859

Net income	$178	$1,068	$977	$3,381

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	124	(406)	(412)	424

Comprehensive income	$302	$662	$565	$3,805

Net income per common share:
Basic	$0.03	$0.15	$0.14	$0.48

Diluted	$0.03	$0.15	$0.14	$0.48

Weighted average common shares outstanding:
Basic	6,841,163	6,968,687	6,883,304	6,984,477
Diluted	6,843,897	6,979,499	6,891,023	6,992,902

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$977	$3,381
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Decrease) increase of uncollectible accounts receivable	(101)	53
Depreciation and amortization	2,275	2,283
Non-cash compensation	135	167
Pension expense	7	38
(Gain) loss on disposal of assets	(22)	5
Changes in operating assets and liabilities:
Accounts receivable	2,737	(1,894)
Inventories, net	(1,725)	(6,672)
Other assets	110	(206)
Accounts payable and accrued liabilities	(1,959)	340
Income taxes	59	59
Accrued compensation and employee benefits	(451)	51

Net cash provided by (used in) operating activities	2,042	(2,395)

Cash flows from investing activities
Capital expenditures	(1,354)	(1,759)
Proceeds from the sale of property & equipment	31	0

Net cash used by investing activities	(1,323)	(1,759)

Cash flows from financing activities
Issuance of common stock	37	0
Repurchase of common stock	(596)	(202)

Net cash used by financing activities	(559)	(202)

Net increase (decrease) in cash and cash equivalents	160	(4,356)
Cash and cash equivalents at beginning of period	14,478	15,461

Cash and cash equivalents at end of period	$14,638	$11,105

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13	$13

Taxes	$255	$1,733

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In February 2013, the FASB issued ASU 2013-02. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments of ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU 2013-02 is effective for fiscal years and interim periods within those years beginning on or after December 15, 2012. The adoption of this guidance impacts presentation disclosures only and will not have an impact on our consolidated financial statements.

Net Income per Common Share

We compute net income per common share using the weighted average number of common shares outstanding during the period, and diluted net income per common share using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows (in thousands, except share and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Numerator
Net income	$178	$1,068	$977	$3,381
Denominator
Basic weighted average common shares outstanding	6,841,163	6,968,687	6,883,304	6,984,477
Dilutive effect of stock options	2,734	10,812	7,719	8,425

Diluted weighted average common shares outstanding	6,843,897	6,979,499	6,891,023	6,992,902

Basic net income per common share	$0.03	$0.15	$0.14	$0.48

Diluted net income per common share	$0.03	$0.15	$0.14	$0.48

Shares related to stock options representing the right to acquire 390,000 shares of common stock for the three months ended March 31, 2013, and 457,800 shares for the nine months ended March 31, 2013, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Shares related to stock options representing the right to acquire 220,000 shares of common stock for the three months ended March 31, 2012, and 443,917 shares for the nine months ended March 31, 2012, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Revenue Recognition

To recognize revenue, four basic criteria must be met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered and accepted.

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

We recorded royalty and licensing income as a component of revenue in the amount of $1.0 million during the three months ended March 31, 2013 and $3.2 million during the nine months ended March 31, 2013. We recorded royalty and licensing income as a component of revenue in the amount of $2.1 million during the three months ended March 31, 2012 and $4.1 million during the nine months ended March 31, 2012. These royalty and licensing income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $133,000 during the three months ended March 31, 2013 and $426,000 during the nine months ended March 31, 2013. We recognized royalty expense as a component of cost of goods sold in the amount of $181,000 during the three months ended March 31, 2012 and $551,000 during the nine months ended March 31, 2012.

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

On September 3, 2012, we granted 12,000 restricted stock shares to the members of our Board of Directors pursuant to our 2009 Omnibus Incentive plan. Each member of our Board of Directors received 3,000 restricted shares of our common stock, which will vest over three years. In addition, on March 7, 2013, we granted a total of 68,000 restricted stock shares, which will vest over three years, to key members of our management team pursuant to our 2009 Ominibus Incentive plan. These shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested.

Our net income included stock based compensation expense of approximately $52,000 for the three months ended March 31, 2013 and approximately $135,000 for the nine months ended March 31, 2013. Our net income included stock based compensation expense of approximately $53,000 for the three months ended March 31, 2012 and approximately $167,000 for the nine months ended March 31, 2012.

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

As of March 31, 2013 and June 30, 2012, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of March 31, 2013 was a net asset of $146,000. The fair value of our forward exchange contracts as of June 30, 2012 was an asset of $922,000. As of March 31, 2013 and June 30, 2012, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets between Levels 1, 2 and 3 during fiscal 2012 or the nine month period ended March 31, 2013.

B. Inventories

Inventories, net consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Raw materials	$7,171	$6,344
Work in progress	2,322	1,058
Finished goods	1,468	1,530
Reserves	(881)	(577)

	$10,080	$8,355

C. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	March 31, 2013	June 30, 2012
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,783	2,756
Machinery and equipment	3 – 12	26,087	25,876
Office equipment and furniture	3 – 5	3,030	3,023
Vehicles	3	136	136
Leasehold improvements	1 – 15	10,753	10,136

Total property and equipment		43,182	42,320
Less: accumulated depreciation and amortization		(33,465)	(31,673)

Property and equipment, net		$9,717	$10,647

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2014, and with Bank of America, N.A. in effect until March 5, 2014.

On March 31, 2013, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $168,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $526,000. As of March, 2013, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,052), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the nine months ended March 31, 2013. As of March 31, 2013, we had $5.5 million available under our credit facilities.

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

The components included in the net periodic expense for the periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Interest cost	$22	$23	$66	$68
Expected return on plan assets	(3)	(10)	(8)	(30)

Net periodic expense	$19	$13	$58	$38

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

	Three Months Ended March 31,					Nine Months Ended March 31,
	2013		2012			2013			2012
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer		% of Total Net Sales	Net Sales by Customer		% of Total Net Sales	Net Sales by Customer		% of Total Net Sales
Customer 1	$7,304	50%	$7,963		53%	$22,172		53%	$24,444		53%
Customer 2	2,455	17	2,893		19	7,072		17	10,730		23
Customer 3	1,483	10	(a	)	(a )	(a	)	(a )	(a	)	(a )

	$11,242	77%	$10,856		72%	$29,244		70%	$35,174		76%

(a)	Sales were less than 10% of the respective period’s total private label contract manufacturing net sales.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,							Nine Months Ended March 31,
	2013			2012				2013				2012
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases		Raw Material Purchases by Supplier		% of Total Raw Material Purchases		Raw Material Purchases by Supplier		% of Total Raw Material Purchases
Supplier 1	(a	)	(a )	(a	)	(a	)	(a	)	(a	)	$2,419		10%
Supplier 2	$829,000		14%	(a	)	(a	)	(a	)	(a	)	(a	)	(a )

	$829,000		14%	(a	)	(a	)	(a	)	(a	)	$2,419		10%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net Sales
Private label contract manufacturing	$14,505	$14,943	$41,773	$46,586
Patent and trademark licensing	1,009	2,092	3,207	4,146
Branded products	321	387	1,001	1,192

	$15,835	$17,422	$45,981	$51,924

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Income from Operations
Private label contract manufacturing	$1,353	$2,028	$3,924	$7,133
Patent and trademark licensing	337	857	654	1,659
Branded products	11	12	85	134
Income from operations of reportable segments	1,701	2,897	4,663	8,926
Corporate expenses not allocated to segments	(1,132)	(1,267)	(3,338)	(3,723)

	$569	$1,630	$1,325	$5,203

	March 31, 2013	June 30, 2012
Total Assets
Private label contract manufacturing	$43,797	$43,975
Patent and trademark licensing	1,009	2,964
Branded products	297	258

	$45,103	$47,197

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
United States	$9,485	$10,876	$27,288	$29,935
Markets outside the United States	6,350	6,546	18,693	21,989

Total net sales	$15,835	$17,422	$45,981	$51,924

Products manufactured by NAIE accounted for approximately 73% of net sales in markets outside the U.S. for the three months ended March 31, 2013, and 69% for the three months ended March 31, 2012. NAIE accounted for 72% of net sales in markets outside the U.S. for the nine months ended March 31, 2013, and 66% for the nine months ended March 31, 2012. No products manufactured by NAIE were sold in the U.S. during the nine months ended March 31, 2013 and 2012.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Nine Months Ended
	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012	March 31, 2013	March 31, 2012
United States	$9,042	$10,287	$31,900	$33,556	$635	$1,336
Europe	2,639	2,391	13,203	13,641	719	423

	$11,681	$12,678	$45,103	$47,197	$1,354	$1,759

H. Income Taxes

The effective tax rate for the three months ended March 31, 2013 was 65.8% and the effective tax rate for the nine months ended March 31, 2013 was 23.1%. The current period tax rate differs from the U.S. federal statutory rate of 34% primarily due to changes in full year income estimates, the timing of current quarter income as compared to full year estimated income, the impact of state income taxes on domestic income, and the favorable impact of foreign earnings that are taxed at a rate lower than the U.S. statutory rate. The year to date tax rate differs from the U.S. federal statutory rate of 34% primarily due to the favorable impact of foreign earnings taxed at a rate lower than the U.S. statutory rate.

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

I. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. For the year ended June 30, 2012, we purchased 75,026 shares at a weighted average cost of $5.39 per share and a total cost of $405,000, including commissions and fees. During the nine months ended March 31, 2013, we purchased an additional 108,128 shares at a weighted average cost of $5.52 per share and a total cost of $596,000 including commissions and fees.

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

During the three and nine months ended March 31, 2013, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through February 2014. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three and nine months ended March 31, 2013, we did not have any material losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of March 31, 2013, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $8.9 million (EUR 6.9 million). As of March 31, 2013, a net gain of approximately $99,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. We expect approximately $99,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of March 31, 2013, the fair value of our cash flow hedges was an asset $146,000 classified in prepaids and other current assets in our Condensed Consolidated Balance Sheets. During the three months ended March 31, 2013 we recognized $217,000 of gains in OCI and reclassified $11,000 of gains from OCI to revenue. During the nine months ended March 31, 2013 we recognized $167,000 of gains in OCI and reclassified $518,000 of gains from OCI to revenue. During the three months ended March 31, 2012 we recognized $280,000 of losses in OCI and reclassified $365,000 of gains from OCI to revenue. During the nine months ended March 31, 2012 we recognized $1.4 million of gains in OCI and reclassified $728,000 of gains from OCI to revenue.

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

On August 20, 2009, NAI filed a lawsuit in the U.S. District Court for the District of Delaware, accusing Vital Pharmaceutical, Inc. (VPX) and DNP International Co., Inc. (DNP) of infringing certain patents owned by NAI relating to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. On August 8, 2011, a settlement agreement was reached between NAI and VPX. On August 3, 2011, NAI and CSI filed an amended and supplemental complaint against DNP reasserting claims for unfair competition and violation of the Delaware Deceptive Trade Practices Act. On September 8, 2011, NAI and CSI filed a voluntary notice of dismissal of the amended and supplemental complaint against DNP and filed a new complaint in the U.S. District Court for the District of Delaware alleging similar claims of unfair competition, violation of the Delaware Deceptive Trade Practices Act and interference with business relations. On December 22, 2011, DNP filed a complaint in the U.S. District Court for the District of Delaware against NAI and CSI for declaratory judgment of non-infringement and invalidity of three of NAI’s patents. On January 27, 2012, DNP amended its complaint to add declaratory judgment claims against a fourth NAI patent (‘381 patent). On February 6, 2012, the Company and CSI moved to dismiss the cases related to the three previously asserted patents for lack of subject matter jurisdiction. On the same day, the Company filed its answer and counterclaims for infringement by DNP of the ‘381 patent. DNP subsequently agreed to voluntarily dismiss CSI from the lawsuit. On March 2, 2012, the Court ordered the dismissal of CSI. On April 15, 2013, the Court consolidated the two lawsuits referenced above for purposes of pretrial matters. The Court also entered a Scheduling Order setting a trial date in April 2015.

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

On February 13, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of San Diego) captioned Sparling v. USPLabs, LLC, et al. Case No. 37-2013-00034663-CU-PL-CTL. On March 21, 2013, co-defendant USP Labs LLC filed a Notice of Removal to the U.S. District Court for the Southern District of California, Civil Action No. 3:13-cv-00667-JLS-DHB. Specific allegations against the Company are for negligence, strict products liability, breach of express and implied warranties and wrongful death. The Company has been provided with defense counsel by its insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs, LLC. The Company is not involved in the manufacture, distribution or sale of the product at issue in the lawsuit. On April 19, 2013, the Company filed a motion to dismiss the allegations against it. The Company’s motion is still pending.

On May 8, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Carolyne v. USPLabs, LLC, Case No. BC 508212. Specific allegations against the Company are for negligence, strict products liability, breach of express and implied warranties. The Company is in the process of notifying its insurance company and others regarding indemnification. The Company is not involved in the manufacture, distribution or sale of the product at issue in the lawsuit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2013. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2012 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the first nine months of fiscal 2013, our net sales were 11.4% lower than in the first nine months of fiscal 2012. Private label contract manufacturing sales decreased 10.3% due primarily to lower volumes of existing products to existing customers, lower average sales prices for a portion of our higher volume products and lower average EUR exchange rates. Revenue concentration risk for our two largest private label contract manufacturing customers decreased to 70% as a percentage of our total private label contract manufacturing sales for the first nine months of fiscal 2013 compared to 76% in the first nine months of fiscal 2012. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease marginally during the remainder of fiscal 2013 with anticipated increased sales to other existing customers.

During the first nine months of fiscal 2013, CarnoSyn® beta-alanine royalty and licensing revenue decreased 23% to $3.2 million as compared to $4.1 million for the first nine months of fiscal 2012. Included in the royalty and licensing revenue during the first nine months of fiscal 2013 was $103,000 of raw material sales of beta-alanine as compared to $418,000 of raw material sales in the same period in fiscal 2012. During the second and third quarters of fiscal 2012, we purchased approximately $3.2 million of beta-alanine raw material to help ensure sufficient inventory to meet anticipated future customer demand. During the third and fourth quarters of fiscal 2012, we sold or used a majority of this inventory. As of March 31, 2013, our beta-alanine raw material inventory level had been reduced to zero. We do not anticipate the direct purchase and sale of material quantities of beta-alanine raw material during the remainder of fiscal 2013.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $1.8 million during the first nine months of fiscal 2013 and $1.4 million during the comparable period in fiscal 2012. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2012 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, maintaining our patent rights, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products declined 16.0% in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 due to the continued softening of sales of our Pathway to Healing® product line. During fiscal 2011 and 2012, we re-launched our Pathway to Healing® product line with updated product formulation, packaging, and marketing activities.

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

Our critical accounting policies are discussed under Item 7 of our 2012 Annual Report and recent accounting pronouncements are discussed under Note A of our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the three and nine months ended March 31, 2013 other than as listed under Note A of our Notes to Condensed Consolidated Financial Statement contained in this Quarterly Report.

Results of Operations

The results of our operations for the periods ended March 31 were as follows (dollars in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2013	2012	% Change	2013	2012	% Change
Private label contract manufacturing	$14,505	$14,943	(3)	$41,773	$46,586	(10)
Patent and trademark licensing	1,009	2,092	(52)	3,207	4,146	(23)
Branded products	321	387	(17)	1,001	1,192	(16)

Total net sales	15,835	17,422	(9)	45,981	51,924	(11)
Cost of goods sold	13,057	13,299	(2)	37,700	39,765	(5)

Gross profit	2,778	4,123	(33)	8,281	12,159	(32)
Gross profit %	17.5%	23.7%		18.0%	23.4%
Selling, general & administrative expenses	2,209	2,493	(11)	6,956	6,956	0

% of net sales	14.0%	14.3%		15.1%	13.4%
Income from operations	569	1,630	(65)	1,325	5,203	(75)
% of net sales	3.6%	9.4%		2.9%	10.0%
Other expense (income), net	48	19	153	53	(37)	(243)

Income before income taxes	521	1,611	(68)	1,272	5,240	(76)
% of net sales	3.3%	9.2%		2.8%	10.1%
Income tax expense	343	543	(37)	295	1,859	(84)

Net income	$178	$1,068	(83)	$977	$3,381	(71)

% of net sales	1.1%	6.1%		2.1%	6.5%

The percentage decrease in contract manufacturing net sales was primarily attributed to the following for the periods ended March 31, 2013:

	Three Months Ended	Nine Months Ended
Mannatech, Incorporated(1)	(2.9)%	(7.9)%
NSA International, Inc.(2)	(4.4)	(4.9)
Other customers(3)	4.4	2.5

Total	(2.9)%	(10.3)%

1	Net sales to Mannatech, Incorporated decreased primarily as a result of lower volumes of established products in existing markets.
2	The decrease in net sales to NSA International, Inc. (NSA) for the three months ended March 31, 2013 included a decrease in international sales of 7.7% and a decrease in domestic sales of 8.8%. The decrease in net sales to NSA for the nine months ended March 31, 2013 included a decrease in international sales of 13.7% and a decline in domestic sales of 5.2%. The international sales decreases were primarily due to decreased demand by NSA’s consumers and lower average EUR exchange rate. The domestic decreases were primarily due to lower average sales prices and lower sales volumes of existing products.
3	The increase in net sales to other customers was primarily due to increased sales of existing products to existing customers.

Net sales from our branded products segment decreased 17% during the third quarter of fiscal 2013 as compared to the comparable quarter in fiscal 2012 and 16% during the nine months ended March 31, 2013 compared to the comparable nine month period last year due primarily to the continuing decline in our customer base for this product line.

Gross profit margin decreased 6.2 percentage points during the third quarter of fiscal 2013 from the comparable quarter in fiscal 2012 and 5.4 percentage points during the nine months ended March 31, 2013 from the comparable nine month period last year. The change in gross profit margin was primarily due to the following for the periods ended March 31, 2013:

	Three Months Ended	Nine Months Ended
Contract manufacturing:
Shift in sales and material mix(1)	(1.4)%	(1.2)%
Incremental overhead expenses(1)	—	(1.3)
Incremental direct and indirect labor(1)	(1.3)	(2.3)
Patent and trademark licensing(2)	(3.4)	(0.4)
Branded products operations(3)	(0.1)	(0.2)

Total	(6.2)%	(5.4)%

[1]

Private label contract manufacturing gross profit margin decreased 3.8 percentage points in the third quarter of fiscal 2013 and 5.6 percentage points in the first nine months of fiscal 2013 as compared to the comparable periods in fiscal 2012. The decrease in gross profit as a percentage of sales was primarily due to lower average sales prices and higher per unit manufacturing costs associated with lower production levels.

[2]

The decrease in contribution to the consolidated gross profit percentage by the patent and trademark licensing segment during the third quarter of fiscal 2013 as compared to the same quarter in the prior year was primarily due to the decrease in patent and trademark licensing revenue. Patent and trademark licensing revenue during the third quarter of fiscal 2012 included $418,000 of beta-alanine raw material sales and $654,000 of license fee payments from Abbott that were not included in the third quarter of 2013. The decrease in contribution to the consolidated gross profit percentage by the patent and trademark licensing segment during the first nine months of fiscal 2013 as compared to the same period in the prior year was primarily due to the decrease in patent and trademark licensing revenue, including a $680,000 decrease in royalty income and a $315,000 decrease in beta-alanine raw material sales, partially offset by a $54,000 increase in license fee income.

[3]

Branded products gross profit margin decreased 1.4 percentage points to 39.9% in the third quarter of fiscal 2013 from 41.3% in the third quarter of fiscal 2012. During the first nine months of fiscal 2013, gross profit percentage decreased 5.0 percentage points to 39.1% from 44.1% during the first nine months of fiscal 2012. The decrease in gross profit margin is due primarily to sales mix and higher inventory write-offs.

Selling, general and administrative expenses decreased $284,000 during the three months ended March 31, 2013 as compared to the corresponding prior year period. This decrease was attributed to a $168,000 decrease in patent and trademark licensing costs primarily attributed to decreased patent litigation and prosecution expenses, an $86,000 decrease in operating costs from our domestic contract manufacturing operation primarily related to decreased employee compensation and a $30,000 decrease in administrative expenses for our branded products business. During the nine month period ended March 31, 2013 patent and trademark licensing costs increased $452,000 primarily attributed to increased patent litigation and prosecution expenses offset by a $366,000 decrease in operating costs from our domestic contract manufacturing operation primarily related to decreased employee compensation and an $86,000 decrease from our branded products business as compared to the same prior year period.

Other expense, net increased $29,000 during the third quarter of fiscal 2013 from the comparable quarter last year primarily due to unfavorable foreign currency translation activity partially offset by lower net interest costs related to our foreign exchange contracts. Other expense, net increased $90,000 during the nine month period ended March 31, 2013 from the comparable nine month period last year due primarily to unfavorable foreign currency translation activity partially offset by lower net interest costs related to our foreign exchange contracts.

Our income tax expense decreased $200,000 during the third quarter of fiscal 2013 and $1.6 million during the nine months ended March 31, 2013 as compared to the same periods in the prior fiscal year. The decreases were primarily due to lower pre-tax income as compared to the comparable prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $2.0 million for the nine months ended March 31, 2013 compared to $2.4 million used by operating activities in the comparable period in the prior year.

At March 31, 2013, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, provided $2.7 million in cash during the nine months ended March 31, 2013 compared to using $1.9 million in the comparable period in the prior year. The increase in cash provided by accounts receivable during the nine months ended March 31, 2013 was the result of lower private label contract manufacturing sales and the collection of amounts due from sales of beta-alanine raw materials. Days sales outstanding was 44 days as of March 31, 2013 compared to 22 days as of March 31, 2012.

At March 31, 2013, changes in inventory used $1.7 million in cash as compared to using $6.7 million of cash in the comparable prior year period. The decrease in cash used by inventory during the nine months ended March 31, 2013 was primarily related to timing of inventory shipments and receipts, cessation of beta-alanine raw material purchases and decreased sales demand.

Approximately $912,000 of our operating cash flow was generated by NAIE in the nine months ended March 31, 2013. As of March 31, 2013, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $1.4 million during the nine months ended March 31, 2013 compared to $1.8 million in the comparable period in the prior year. Capital expenditures during the nine months ended March 31, 2013 and March 31, 2012 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities

We did not have any consolidated debt as of either March 31, 2013 or June 30, 2012.

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2014, and with Bank of America, N.A. in effect until March 5, 2014.

On March 31, 2013, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $168,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $526,000. As of March, 2013, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,052), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of March 31, 2013, we had $14.6 million in cash and cash equivalents and $5.5 million available under our credit facilities. Of these amounts, $6.4 million of cash and cash equivalents and $526,000 of the amount available under our credit facilities were held by NAIE. Our intent is to permanently reinvest all of our earnings from foreign operations, and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund our U.S. operations, we may be required to accrue and pay additional U.S. taxes to repatriate any such funds. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on such evaluation, we concluded that our disclosure controls and procedures were effective for their intended purpose described above as of March 31, 2013.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 14, 2013, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

On August 20, 2009, NAI filed a lawsuit in the U.S. District Court for the District of Delaware, accusing Vital Pharmaceutical, Inc. (VPX) and DNP International Co., Inc. (DNP) of infringing certain patents owned by NAI relating to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. On August 8, 2011, a settlement agreement was reached between NAI and VPX. On August 3, 2011, NAI and CSI filed an amended and supplemental complaint against DNP reasserting claims for unfair competition and violation of the Delaware Deceptive Trade Practices Act. On September 8, 2011, NAI and CSI filed a voluntary notice of dismissal of the amended and supplemental complaint against DNP and filed a new complaint in the U.S. District Court for the District of Delaware alleging similar claims of unfair competition, violation of the Delaware Deceptive Trade Practices Act and interference with business relations. On December 22, 2011, DNP filed a complaint in the U.S. District Court for the District of Delaware against NAI and CSI for declaratory judgment of non-infringement and invalidity of three of NAI’s patents. On January 27, 2012, DNP amended its complaint to add declaratory judgment claims against a fourth NAI patent (‘381 patent). On February 6, 2012, the Company and CSI moved to dismiss the cases related to the three previously asserted patents for lack of subject matter jurisdiction. On the same day, the Company filed its answer and counterclaims for infringement by DNP of the ‘381 patent. DNP subsequently agreed to voluntarily dismiss CSI from the lawsuit. On March 2, 2012, the Court ordered the dismissal of CSI. On April 15, 2013, the Court consolidated the two lawsuits referenced above for purposes of pretrial matters. The Court also entered a Scheduling Order setting a trial date in April 2015.

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

On February 13, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of San Diego) captioned Sparling v. USPLabs, LLC, et al. Case No. 37-2013-00034663-CU-PL-CTL. On March 21, 2013, co-defendant USP Labs LLC filed a Notice of Removal to the U.S. District Court for the Southern District of California, Civil Action No. 3:13-cv-00667-JLS-DHB. Specific allegations against the Company are for negligence, strict products liability, breach of express and implied warranties and wrongful death. The Company has been provided with defense counsel by its insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs, LLC. The Company is not involved in the manufacture, distribution or sale of the product at issue in the lawsuit. On April 19, 2013, the Company filed a motion to dismiss the allegations against it. The Company’s motion is still pending.

On May 8, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Carolyne v. USPLabs, LLC, Case No. BC 508212. Specific allegations against the Company are for negligence, strict products liability and breach of express and implied warranties. The Company is in the process of notifying its insurance company and others regarding indemnification, including co-defendant USP Labs, LLC. The Company is not involved in the manufacture, distribution or sale of the product at issue in the lawsuit.

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

Repurchases

During the quarter ended March 31, 2013, we repurchased 850 shares of our common stock at a total cost of $3,874 (including commissions and transaction fees) as set forth below:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of March 31, 2013)
Period (2013 January 1 to January 31 February 1 to February 28, March 1 to March 31	850	$4.56	850

Total	850		850	$573,048

1.	On June 3, 2011, we announced a plan to repurchase up to $2 million in shares of our common stock. Under the plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

Our annual meeting was held on December 7, 2012. The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Item 1: Election of two Class 1 directors to serve until the next annual meeting of stockholders held to elect Class 1 directors and until such director’s successor is elected and qualified:

Name of Director	For	Withheld	Abstain	Broker Non-Votes
Joe E. Davis	3,894,589	24,251	—	2,515,736
Mark A. LeDoux	3,845,087	73,753	—	2,515,736

Item 2: Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2013:

For	Against	Abstain
6,413,466	20,010	1,100

The named directors and the other matter voted upon were each approved by the stockholders at the annual meeting.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.13 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.11	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.12	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.13	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.14	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.15	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.16	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.17	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.18	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.19	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.20	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.21	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.22	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.23	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.24	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.25	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.26	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010

10.27	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 1, 2010	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010

10.28	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011

10.29	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of July 1, 2011	Exhibit 10.31 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the commission on September 22, 2011

10.30	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 28, 2011	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.31	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 28, 2011 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.32	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated January 1, 2012 (English translation)	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the commission on February 13, 2012

10.33	First Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of January 6, 2012	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.34	Second Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of March 19, 2012	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.35	First Amendment to Manufacturing Agreement by and between NSA, Inc. and NAI effective as of April 1, 2012	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.36	First Amendment to Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE effective as of April 1, 2005.	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.37	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated September 3, 2012 (English translation).	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the commission on September 21, 2012

10.38	Second Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 7, 2012	Exhibit 10.38 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013

10.39	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated December 7, 2012 in the amount of $5,000,000	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Furnished herewith

101.INS	XBRL Instance Document**	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document**	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	Furnished herewith

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

Date: May 14, 2013

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer (principal executive officer)

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.