Form 10-K
period 2013-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2013-09-19
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2012) was approximately $27,642,951 (based on the closing sale price of $5.02 reported by Nasdaq on December 30, 2012). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of September 19, 2013, 6,912,155 shares of NAI’s common stock were outstanding, net of 496,522 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 6, 2013, to be filed on or before October 28, 2013.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	our ability to protect our intellectual property;

•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;

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

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, and NAIE.

Overview of our Facilities and Operations

Our U.S.-based operations are located in San Marcos and Vista, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory and other research and development services. Our manufacturing facilities were recertified on December 20, 2012 by the Therapeutic Goods Administration (TGA) of Australia after its audit of our GMP. TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen months.

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

Additionally, our U.S. Operations have been certified by Health Canada as compliant with GMP requirements as outlined in Part 3 of the Canadian Natural Health Products Regulations. Health Canada is the federal department of the Canadian government with responsibility for national public health. Health Canada has initiated work to modernize its regulatory system for food and health products. Health Canada plays an active role in ensuring access to safe and effective drugs and health products while giving highest priority to public safety and striving to provide information needed to make healthy choices and informed decisions regarding one’s health. NAI was issued its initial certification in December 2011 and received its annual re-certification from Health Canada’s Natural Health Products Directorate in September 2012. Not only does this approval demonstrate yet another level of regulatory compliance for NAI, it may also ease the approval process for our customers who import products into Canada.

NAIE also operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license to process pharmaceuticals for packaging, importation, export and sale within Switzerland and other countries from the Swissmedic Authority of Bern, Switzerland. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying NAIE’s expanded facilities conform to GMP. In January 2013, following the additional upgrade of NAIE’s manufacturing facilities to include the manufacture of pharmaceuticals, NAIE obtained an additional pharmaceutical approval from the Swissmedic Authority certifying NAIE’s upgraded facilities conform to GMP. We believe these licenses and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and can improve our ability to develop relationships with new customers. The Swissmedic licenses are valid until February 2014.

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

While today’s consumer may have access to a variety of information, we believe many consumers remain uneducated about nutrition and nutritional supplementation, uncertain about the relevance or reliability of the information they have or are confused about conflicting claims or information. We believe this state of the market creates a significant opportunity for the direct sales marketing channel. The direct sales marketing channel has proved, and we believe will continue to prove, to be a highly effective method for marketing high-quality nutritional supplements as associates or other personalities educate consumers on the benefits of science based nutritional supplements. Our largest customers operate in the direct sales marketing channel. Thus, the majority of our business has relied primarily on the effectiveness of our customers in this marketing channel.

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

We believe our comprehensive approach to customer service is unique within our industry. We believe this approach, together with our commitment to high quality, product development and manufacturing capabilities, will provide the means to implement our strategies and achieve our goals. There can be no assurance, however, that we will successfully implement any of our business strategies or that we will increase or diversify our sales, successfully commercialize our patent estate, develop and grow our branded products segment, or improve our overall financial results.

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

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2013		2012
	$	%	$	%
Private-label Contract Manufacturing	$56,672	90	$63,268	87
Patent and Trademark Licensing	4,799	8	7,990	11
Branded Products	1,326	2	1,564	2

Total Net Sales	$62,797	100	$72,822	100

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

As part of the services we provide to our private-label contract manufacturing customers, we may perform, but are not required to perform, certain research and development activities related to the development or improvement of their products. While our customers often do not pay directly for this service, the cost of this service is included as a component of the price we charge to manufacture and deliver their products. Research and development costs, which include costs associated with international regulatory compliance services we provide to our customers, are expensed as incurred.

Our research and development expenses for the last two fiscal years ended June 30 were $1.2 million for 2013 and $1.1 million for 2012. The increase in research and development expenses was related to activity supporting our increased sales volume.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. In addition, the commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. We conduct identity testing for all raw materials we purchase and, on a predetermined testing protocol basis, we evaluate raw materials to ensure their quality, purity and potency before we use them in our products. We typically buy raw materials in bulk from qualified vendors located both within and outside the U.S. During fiscal 2013, we did not have any suppliers that represented more than 10% of our total raw material purchases.

Our contract manufacturing business did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials during fiscal 2013. However, there continues to be significant pricing pressure associated with various vitamins, minerals and herbs in the raw material marketplace. In early March 2011, the factory that produces the major supply of beta-alanine sold under our CarnoSyn® trade name was damaged as a result of the massive earthquake off the coast of Sendai, Japan resulting in a significant beta-alanine supply interruption. While this Japanese factory resumed operations in June 2011 and was able to produce beta-alanine at historical levels during fiscal 2012, there is no assurance this facility will not incur future production interruptions as a result of additional earthquake-related activity or other causes. Throughout fiscal 2014, we expect to continue to experience difficulties in sourcing various raw materials as a result of worldwide shortages, and other supply constraints. We also believe raw material and product cost pricing pressures will continue throughout fiscal 2014 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs.

Major Customers

NSA International, Inc. (NSA) has been our largest customer over the past several years. During the fiscal year ended June 30, 2013, NSA accounted for approximately 50% of our private-label contract manufacturing net sales. We have manufacturing agreements with NSA dated April 1, 2005. Under the terms of our agreements with NSA, we develop, manufacture, produce and package certain nutritional products for NSA based on monthly purchase orders submitted to us by NSA and provide certain consulting services, at such prices as are agreed upon from time to time. The agreements require that NSA purchase at least 75% of NSA’s monthly domestic requirements for certain of its products from us. The agreements expire on April 1, 2014, and may only be terminated in the event of a default under the agreements or 3 month’s written notice by either party. The agreements prohibit us from manufacturing or distributing any products that are substantially similar to the products we manufacture for NSA during the term of the agreements and for a period of three years thereafter.

Our second largest customer is Mannatech, which accounted for approximately 19% of our private-label contract manufacturing net sales during fiscal 2013. Under the terms of our manufacturing agreement with Mannatech, we manufacture, produce and bulk package certain nutritional products for Mannatech based on purchase orders submitted to us by Mannatech, at such prices as are agreed upon from time to time. The agreement automatically extends for successive one year periods unless terminated by either party in the event of a breach of the agreement by the other party or on at least 60 days written notice prior to the expiration of the then current term. We also have a Manufacturing Sales Agreement with Mannatech and its affiliates, under which we have the exclusive right to develop and manufacture certain products for Mannatech to be sold in Germany and Denmark. This agreement automatically extends for successive one year periods unless terminated by either party for cause or in the event of a breach of the agreement by the other party or upon written notice prior to the expiration of the then current term.

Both NSA and Mannatech are private-label contract manufacturing customers, and the loss of either one of them could result in significant negative impact to our financial position and results of operations. No other customer accounted for 10% or more of our net sales during fiscal 2013. We continue to focus on obtaining new private-label contract manufacturing customers and growing our remaining branded products to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

Competition

We compete with other manufacturers, distributors and marketers of vitamins, minerals, herbs, and other nutritional supplements both within and outside the U.S. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements comes from many sources. These products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), health and natural food stores, and direct sales channels (network marketing, internet marketing and mail order companies). The products we produce for our private-label contract manufacturing customers may compete with our own branded products, although we believe such competition is limited.

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

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (DSNDCPA) was passed, which further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and for us to notify the FDA of any serious adverse event report within 15 business days of receiving such report. Events reported to the FDA would not be considered an admission from a company that its product caused or contributed to the reported event. We are committed to meeting or exceeding the provisions of the DSNDCPA.

We are also subject to a variety of other regulations in the U.S., including those relating to bioterrorism, taxes, labor and employment, import and export, the environment and intellectual property. All of these regulations require significant financial and operational resources to ensure compliance, and we cannot assure you that we will always be in compliance despite our best efforts to do so.

Our operations outside the U.S. are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the U.S. and may vary from country to country. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. In other markets outside the U.S., we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on reformulation of our products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our ability to enter certain markets outside the U.S. As with the costs of regulatory compliance in the United States, foreign regulations require significant financial and operational resources to ensure compliance, and we cannot assure you that we will always be in compliance despite our best efforts to do so. Our failure to maintain regulatory compliance within and outside the United States could impact our ability to sell our products and thus, materially impact our financial position and results of operations.

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to corporate, brand and product names. We own 18 trademark registrations, including seventeen incontestable registrations, in the U.S. Federal registration of a trademark affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent others from using the same or similar marks. However, to the extent a common law user has made prior use of the mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration would be subject to that geographic area.

We have eleven foreign trademark registrations. Three trademarks are registered with the Japanese Patent and Trademark Office, two with the Australia Patent and Trademark Office, two with the Trademarks and Designs Registration Office of the European Union, and two with the Chinese Patent & Trademark Office, and two with the Swiss Patent and Trademark Office. We currently have six additional trademark applications pending in various jurisdictions outside of the United States and we intend to register additional trademarks in foreign countries where our products are or may be sold in the future. We also claim common law ownership and protection of certain unregistered trademarks and service marks. Trademark rights are based on use of a mark. Common law use of a mark offers protection of a mark within the particular geographic area in which it is used. We believe our registered and unregistered trademarks constitute valuable assets, adding to the recognition of our products and services in the marketplace. These and other proprietary rights have been and will continue to be important in enabling us to compete; however, we cannot assure you that our pending trademark applications will be granted or our current trademarks will be maintained.

Trade Secrets. We own certain intellectual property, including trade secrets, which we seek to protect, in part, through confidentiality agreements with employees and other parties. We regard our proprietary technology, trade secrets, trademarks and similar intellectual property as critical to our success, and we rely on a combination of trade secrets, contract, patent, copyright and trademark law to establish and protect the rights in our products and technology. The laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S.

Patents and Patent Licenses. We currently own twelve U.S. patents and nineteen corresponding patents registered in countries throughout North America, Europe and Asia. We also have pending applications in several countries. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI and we make certain ongoing royalty payments to the prior owners of the patents.

We also license rights to certain uses that are covered by the patents to the prior owners. The royalty payments and license continue until the expiration of the patents. We are currently exclusively licensing some of our patent rights to one customer for use in a limited market, and since March 2009 have had an agreement with CSI that allows CSI to grant a license of certain of our patent and trademark rights to customers of CSI who purchase beta-alanine from CSI. The license agreement allows CSI’s customers to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights and one or more of our trademarks. We receive royalties from CSI that vary based on the quantity and source of beta-alanine sold by CSI. Twenty-three of our patents expire in 2017, one patent expires in 2024, six patents expire in 2026 and one patent expires in 2027.

Beginning in fiscal 2009, the licensing, raw material sales, and revenues we have received associated with the sale and license of beta-alanine under the CarnoSyn® trade name have grown steadily from $515,000 in fiscal 2009 to $4.8 million in fiscal 2013. During fiscal 2012 we purchased $3.2 million of beta-alanine raw material in an effort to help ensure sufficient inventory was available to meet customer demand and to remove infringing beta-alanine from the industry supply chain. A majority of this inventory was subsequently sold at a sales price of $3.4 million. We did not directly purchase or sell any material amounts of beta-alanine raw material during fiscal 2013 and do not expect to directly purchase and sell material quantities of beta-alanine raw material during fiscal 2014. We anticipate our licensing and related revenue to expand further during fiscal 2014. We incurred intellectual property litigation and patent compliance expenses of approximately $2.3 million during fiscal 2013 in connection with our efforts to protect our proprietary rights and patent estate, and we have and expect to continue to incur additional litigation expenses during fiscal 2014.

Other Intellectual Property. We have license agreements with Dr. Reginald B. Cherry and his ministries pursuant to which we have the right to use the names, likenesses, styles, personas and certain other intellectual property and attributes of Dr. Cherry to market and distribute nutritional and dietary supplements and related products and materials, including the Pathway to Healing® product line. The license agreements require the payment of certain royalties based on net sales. The licenses are in effect until December 31, 2013, and automatically extend for successive one (1) year periods unless terminated by either party at least 120 days before the expiration of the then current term. As of the date of this annual report, we have not been notified that this license will not be renewed.

Employees

As of June 30, 2013, we employed 129 full-time employees in the U.S., two of whom held executive management positions. Of the remaining full-time employees, 19 were employed in research, laboratory and quality control, 11 in sales and marketing, and 97 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2013, we had 17 temporary personnel.

As of June 30, 2013, NAIE employed an additional 31 full-time employees. Most of these positions were in the areas of manufacturing and manufacturing support.

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

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Australia and Asia. The primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

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

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2013, sales to one customer, NSA International, Inc., were approximately 50% of our total private-label contract manufacturing net sales. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 19% of our private-label contract manufacturing net sales during fiscal 2013. The loss of one of these customers or other major customers, a significant decrease in sales to these customers, or a significant change in their business or personnel, would materially affect our financial condition and results of operations. Furthermore, the timing of our customers’ orders is impacted by, among others, their marketing programs, customer demand, supply chain management, entry into new markets and new product introductions, all of which are outside of our control. All of these attributes have had and will have a significant impact on our business.

Our future growth and stability depends, in part, on our ability to diversify our sales. Our efforts to establish new sales from existing customers and new customers and develop and grow our branded products could require significant initial investments, which may or may not result in higher sales and improved financial results.

Our business strategy depends in large part on our ability to develop new product sales from current and new customer relationships. These activities often require a significant up-front investment including, among others, customized formulations, regulatory compliance, product registrations, package design, product testing, pilot production runs, and the build-up of initial inventory. In addition, we may incur increased marketing and advertising costs to the extent we seek to develop and grow our branded products. We may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time we generate net sales from new products or customers, and it is possible that we may never generate any revenue from new products or customers after incurring such expenditures. If we incur significant expenses and investments in inventory that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected.

We may incur, and have incurred, significant costs defending our intellectual property or be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others.

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents and similar intellectual property. There can be no assurance that we will not incur significant patent and trademark litigation costs associated with defending this intellectual property. During fiscal 2013, we incurred approximately $2.3 million in patent litigation and prosecution expense and expect litigation expenses during fiscal 2014 to be approximately $1.0 million to $1.5 million, in connection with our efforts to protect our proprietary rights and patent estate. These efforts are described in more detail under Item 3 of this report. There is no assurance we will be able to protect our intellectual property adequately or that our intellectual property rights will be upheld. If pending legal proceedings to invalidate our patent rights are successful this would likely have a material adverse impact upon our financial condition and results of operations. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. This litigation, even if successful, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operation and financial condition. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

Our operating results will vary. We have experienced a decline in net sales and incurred losses in recent years and there is no guarantee that our sales will improve or that we will earn a profit in future years. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our net sales declined during fiscal 2013 as compared to fiscal 2012 and there can be no assurance that our net sales will improve in the near term, or that we will earn a profit in any given year. We have experienced net losses in the past and may incur losses in the future. Our operating results will fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We anticipate generating net income in fiscal 2014, although there is no assurance we will be able to do so. Fluctuations in our operating results may adversely affect the share price of our common stock.

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

We buy our raw materials from a limited number of suppliers. During fiscal 2013 and fiscal 2012, we did not have any suppliers that represented more than 10% of our raw material purchases. However, during fiscal 2011, approximately 20% of our total raw material purchases were from two suppliers. The loss of any of our major suppliers or of a supplier that provides any hard to obtain materials could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

We rely solely on two suppliers to process certain raw materials that we use in the product line of our largest customer. The loss of or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. Since fiscal 2009, we have experienced increases in various raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs. Increasing raw material and product cost pricing pressures have continued throughout fiscal 2013 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs. We expect these pressures to continue through fiscal 2014. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations or financial condition.

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

Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. Additionally, there can be no assurance that our existing line of credit will be sufficient to meet our working capital needs. Furthermore, if we fail to maintain certain loan covenants we may no longer have access to the credit line. Our credit line terminates in November 2014.

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

At any given time it may be difficult for us to raise capital due to a variety of factors, some of which may be outside a our control, including a tightening of credit markets, overall poor performance of stock markets, and/or an economic slowdown in the U.S. or other countries. Thus, there is no assurance we would be able to raise additional capital if needed. To the extent we do raise additional capital the ownership position of existing stockholders could be diluted. Similarly, there can be no assurance that additional financing will be available if needed or that it will be available on favorable terms. Under the terms of our credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender.

Recent economic conditions have made it more difficult for companies to raise capital and obtain financing. Our inability to raise additional capital or to obtain additional financing if needed could negatively affect our ability to implement our business strategies and meet our goals. This, in turn, could adversely affect our financial condition and results of operations.

If we are unable to attract and retain qualified management personnel, our business will suffer.

Our executive officers and other management personnel are primarily responsible for our day-to-day operations. We believe our success depends largely on our ability to attract, maintain and motivate highly qualified management personnel. Competition for qualified individuals can be intense, and we may not be able to hire additional qualified personnel in a timely manner or on terms that would not substantially increase our costs. Our inability to retain a skilled professional management team could adversely affect our ability to successfully execute our business strategies and achieve our goals.

Our manufacturing and third party fulfillment and call center activities are subject to certain risks.

We manufacture the vast majority of our products at our manufacturing facility in California. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Our manufacturing operations are subject to power failures, blackouts, the breakdown, failure or substandard performance of our leased facilities, our equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of governmental agencies, including the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slowdowns or delays in our operations. While we have implemented and are evaluating various emergency, contingency and disaster recovery plans and maintain business interruption insurance, there can be no assurance that the occurrence of these or any other operational problems at our facilities in California or at NAIE’s facility in Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance that our contingency plans will prove to be adequate or successful if needed or that our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 20% of our outstanding shares of common stock as of June 30, 2013, including approximately 17% of our outstanding shares of common stock beneficially owned by Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, and his family and affiliates. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

Certain provisions in our Certificate of Incorporation, Bylaws and Delaware corporate law may discourage unsolicited proposals to acquire our business, even if the proposal would benefit our stockholders. Our Board of Directors is authorized, without stockholder approval, to issue up to 500,000 shares of preferred stock having such rights, preferences, and privileges, including voting rights, as the Board of Directors designates. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Any or all of these provisions could delay, deter or prevent a takeover of our company and could limit the price investors are willing to pay for our common stock.

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

ITEM 2. PROPERTIES

This table summarizes our facilities as of June 30, 2013. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date
San Marcos, CA USA	NAI corporate headquarters and branded products operations	29,500	Owned	N/A
Vista, CA USA(1)	Manufacturing, warehousing, packaging and distribution(3)	162,000	Leased	March 2024(4)
Manno, Switzerland(2)	Manufacturing, warehousing, packaging and distribution	59,239	Leased	December 2022

(1)	This facility is used by NAI primarily for its private-label contract manufacturing segment.
(2)	This facility is used by NAIE, our wholly owned Swiss subsidiary, in connection with our private-label contract manufacturing segment.
(3)	We use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions.
(4)	On July 31, 2013, we executed a third amendment to the lease for our manufacturing facility in Vista, CA. As a result of this amendment, our facility lease has been extended for an additional 10 year term through March 2024.

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

As of September 19, 2013, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

On September 8, 2011, NAI and CSI filed a complaint in the U.S. District Court for the District of Delaware against DNP International Co., Inc. (DNP) alleging claims of unfair competition, violation of the Delaware Deceptive Trade Practices Act and interference with business relations. On December 22, 2011, DNP filed a complaint in the U.S. District Court for the District of Delaware against NAI and CSI for declaratory judgment of non-infringement and invalidity of three of NAI’s patents. On January 27, 2012, DNP amended its complaint to add declaratory judgment claims against a fourth NAI patent (‘381 patent). On February 6, 2012, the Company and CSI moved to dismiss the cases related to the three previously asserted patents for lack of subject matter jurisdiction. On the same day, the Company filed its answer and counterclaims for infringement by DNP of the ‘381 patent. DNP subsequently agreed to voluntarily dismiss CSI from the lawsuit. On March 2, 2012, the Court ordered the dismissal of CSI. On April 15, 2013, the Court consolidated the two lawsuits referenced above for purposes of pretrial matters. The Court also entered a Scheduling Order setting a trial date in April 2015.

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, accusing Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of infringing NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement of its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor–Performance ß-BCAA™ and Cellucor Cor–Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas Houston Division against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. All of the consolidated cases remain pending. Separately, Woodbolt also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO.

On July 26, 2012, the USPTO accepted the request to re-exam the ’381 patent and on August 17, 2012 the USPTO accepted the request to re-exam the ’422 patent.

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

On May 8, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Carolyne v. USPLabs, LLC, Case No. BC 508212. Specific allegations against the Company are for negligence, strict products liability and breach of express and implied warranties. The Company has been provided with defense counsel by its insurance company. Additionally, the Company has sought indemnification from co-defendant USP Labs, LLC. The Company is not involved in the manufacture, distribution or sale of the product at issue in the lawsuit. On June 28, 2013, the Company filed a Demurrer to dismiss the allegations against it. The Company’s motion is still pending.

Although we believe the above litigation matters are supported by valid claims, there is no assurance NAI will prevail in these litigation matters or in similar proceedings it may initiate or that litigation expenses will be as anticipated.

ITEM  4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2013 and 2012:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$7.65	$4.90	$4.96	$3.00
Second Quarter	$6.45	$4.01	$9.47	$4.06
Third Quarter	$5.49	$4.12	$11.00	$5.85
Fourth Quarter	$5.01	$4.03	$8.34	$6.05

Holders

As of September 13, 2013, there were approximately 274 stockholders of record of our common stock. On that same date, the last sales price of our common stock as reported on Nasdaq was $4.87 per share.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend while such facility is in place.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2013, we did not sell or otherwise issue any unregistered securities.

Repurchases

During the quarter ended June 30, 2013, we repurchased 24,004 shares of our common stock at a total cost of $107,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	2,560	$4.56	2,560
May 1, 2013 to May 31, 2013	20,244	$4.44	20,244
June 1, 2013 to June 30, 2013	1,200	$4.55	1,200

Total	24,004		24,004	$466,000

1.	On June 3, 2011, we announced a plan to spend up to $2 million in the purchase of our shares of common stock in open market purchases or through privately negotiated purchases. As of June 30, 2013, we still have $466,000 of the $2 million authorized under this plan.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2013:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Shares of Outstanding Restricted Stock	Weighted- Average Exercise Price of Outstanding Restricted Stock	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a) and (c)
	(a)	(b)	(c)	(d)	(e)
Equity compensation plans approved by stockholders	383,350	$7.23	98,000	N/A	478,650
Equity compensation plans not approved by stockholders	N/A	N/A	N/A	N/A	N/A

Total	383,350	$7.23	98,000	N/A	478,650

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2013 and 2012 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes royalty, licensing revenue, and raw material sales generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine and sold under our CarnoSyn® trade mark.

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

During fiscal 2013, our net sales were 13.8% lower than in fiscal 2012. Private-label contract manufacturing sales decreased 10.4% due primarily to lower volumes of existing products in existing markets, lower average sales prices for a portion of our higher volume products and lower average EUR exchange rates. Revenue concentration to our two largest private-label contract manufacturing customers as a percentage of our total private-label contract manufacturing sales decreased to 69% in fiscal 2013 from 73% for fiscal 2012. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease during fiscal 2014 with the anticipated addition of new customer sales and increased sales to other existing customers.

During fiscal 2013, CarnoSyn® beta-alanine royalty and licensing revenue increased 2% to $4.7 million as compared to $4.6 million for fiscal 2012 and raw material sales of beta-alanine totaled $103,000 for fiscal 2013 as compared to $3.4 million during fiscal 2012. During the second and third quarters of fiscal 2012, we purchased approximately $3.2 million of beta-alanine raw material to help ensure sufficient inventory to meet anticipated future customer demand. During the third and fourth quarters of fiscal 2012, we sold or used a majority of this inventory. As of June 30, 2013, we did not have any beta-alanine raw material on hand. We do not anticipate the direct purchase and sale of material quantities of beta-alanine raw material during fiscal 2014.

During fiscal 2013, seven new beta-alanine patents were issued to NAI; three in the U.S., two in Canada and two in Korea. This new intellectual property related to a broad range of beta-alanine method and composition claims and included five patents covering sustained release formulations for beta-alanine. As of June 30, 2013, NAI possessed twenty-five beta-alanine patents and five sustained release beta-alanine patents.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $2.3 million during fiscal 2013 and $1.8 million during the fiscal 2012. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of this report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to maintain our patent rights, the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products declined 15.2% in fiscal 2013 as compared to fiscal 2012 due to the continued softening of sales of our Pathway to Healing product line. During fiscal 2011 and 2012, we re-launched our Pathway to Healing® product line with updated product formulation, packaging, and marketing activities.

During fiscal 2014, we plan to continue our focus on:

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

A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. If facts and circumstances dictate that a deliverable has standalone value from the undelivered items, the deliverable is identified as a separate unit of accounting and the amounts allocated to the deliverable are recognized upon the delivery of the deliverable, assuming the other revenue recognition criteria have been met. However, if the amounts allocated to the deliverable through the relative selling price allocation exceed the upfront fee, the amount recognized upon the delivery of the deliverable is limited to the upfront fee received. If facts and circumstances dictate that the deliverable does not have standalone value, the transaction price, including any upfront fee payments received, are allocated to the identified separate units of accounting and recognized as those items are delivered and accepted.

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

In February 2012 and June 2012, we amended the Agreement and extended Abbott’s termination rights initially through July 31, 2012 and then further through October 31, 2012 in exchange for two payments of $354,167 each by Abbott to NAI. Abbott made the first payment on March 13, 2012 and the second payment on July 12, 2012. In October 2012, the Agreement was amended for a third time. Unless earlier terminated by Abbott, the amendment requires Abbott to pay to NAI (i) upon earlier of achievement of certain milestones or December 1, 2012, additional license fees of $204,167; (ii) upon earlier of achievement of certain milestones or June 1, 2013, additional license fees of $204,167; (iii) upon earlier of achievement of certain milestones or July 1, 2013, additional license fees of $150,000; (iv) upon earlier of achievement of certain milestones or December 1, 2013, additional license fees of $150,000; and (v) approximately $2.8 million payable over four annual payments beginning on March 31, 2014. The payment noted in (i) was collected in December 2012, the payment noted in (ii) was collected in May 2013, and the payment noted in (iii) was collected in July 2013.

Subject to certain other conditions set forth in the Agreement and amendments, and until terminated by either party, Abbott is required to purchase certain material exclusively from NAI and make royalty payments to NAI upon Abbott’s sale of products subject to the Agreement. Because Abbott may terminate the agreement at any time up to December 1, 2013, there is no assurance NAI will receive any of the additional license fees or royalty payments described above. All milestone payments are recognized as revenue at the time of receipt as the payments are non-refundable and we have no continuing obligation as it relates to each payment. We have determined that each of the milestone payments meets the definition of a milestone.

We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $4.8 million during fiscal 2013 and $8.0 million during fiscal 2012. These royalty income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $604,000 during the fiscal 2013 and $686,000 during fiscal 2012.

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

Accounting for Income Taxes

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2013 and June 30, 2012, we had not recorded any tax liabilities for uncertain tax positions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. We did not record any adjustment to the net deferred tax asset valuation allowance during fiscal 2013 or fiscal 2012.

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

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2013, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. As of June 30, 2013, the notional amounts of our foreign exchange contracts were $14.1 million (EUR 10.7 million). These contracts will mature over the next 14 months.

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

Impairment of Assets

Our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. We did not recognize any impairment losses during fiscal 2013.

Results of Operations

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales (dollars in thousands).

	Fiscal Year Ended
	June 30, 2013		June 30, 2012		Increase (Decrease)
Private-label contract manufacturing	$56,672	90%	$63,268	87%	$(6,596)	(10)%
Patent and trademark licensing	4,799	8%	7,990	11%	(3,191)	(40)%
Branded products	1,326	2%	1,564	2%	(238)	(15)%

Total net sales	62,797	100%	72,822	100%	(10,025)	(14)%
Cost of goods sold	51,047	81%	57,371	79%	(6,324)	(11)%

Gross profit	11,750	19%	15,451	21%	(3,701)	(24)%
Selling, general & administrative expenses	9,597	15%	9,251	13%	346	4%

Income from operations	2,153	4%	6,200	9%	(4,047)	(65)%
Other expense (income), net	60	0%	(42)	0%	102	243%

Income before income taxes	2,093	4%	6,242	9%	(4,149)	(67)%
Income tax provision	523	1%	2,084	3%	(1,561)	(75)%

Net income	$1,570	3%	$4,158	6%	$(2,588)	(62)%

Fiscal 2013 Compared to Fiscal 2012

The percentage decrease in private-label contract manufacturing net sales was primarily attributed to the following:

	Percentage Change in Net Sales
NSA International, Inc. (NSA)	(6	)%(1)
Mannatech, Incorporated	(5	)%(2)
Other customers, net	1	%(3)

Total	(10)%

1	The decrease in net sales to NSA International, Inc. for fiscal 2013 included a decrease in international sales of 15.7% and a decline in domestic sales of 7.1%. The international sales decreases were primarily due to decreased demand by NSA’s consumers and lower average EUR exchange rate. The domestic decreases were primarily due to lower average sales prices and lower sales volumes of existing products.
2	Net sales to Mannatech, Incorporated decreased in fiscal 2013 primarily as a result of lower volumes of established products in existing markets.
3	The increase in net sales to other customers was primarily due to increased sales of existing products to existing customers.

Net sales from our patent and trademark licensing segment decreased 40% during fiscal 2013. During fiscal 2013, patent and trademark licensing sales included $3.8 million of royalty income, $103,000 of direct beta-alanine raw material sales, and $913,000 of license fees. During fiscal 2012, patent and trademark licensing sales included $4.0 million of royalty income, $3.4 million of direct beta-alanine raw material sales, and $654,000 of license fees.

Net sales from our branded products segment decreased 15% during fiscal 2013 due primarily to the continued softening of sales of the Pathway to Healing® product line.

Consolidated gross profit margin decreased 2.5 percentage points during fiscal 2013 primarily due to the following:

	Percentage Change
Contract manufacturing:
Shift in sales mix and material cost	0.1	(1)
Overhead expenses	(1.3	)(1)
Incremental direct and indirect labor	(2.0	)(1)
Patent and trademark licensing	0.8	(2)
Branded products operations	(0.1	)(3)

Total	(2.5)

1	Private-label contract manufacturing gross profit margin decreased 4.2 percentage points. The decrease in gross profit as a percentage of sales was primarily due to lower average sales prices and higher per unit manufacturing costs associated with lower production levels.
2	The increase in contribution to the consolidated gross profit percentage by the patent and trademark licensing segment during fiscal 2013 as compared to fiscal 2012 was primarily due to the increase in patent and trademark licensing revenue, including a $260,000 increase in license fee income, partially offset by a $180,000 decrease in royalty income. In addition, there was a $3.3 million decrease in beta-alanine raw material sales, which have a significantly lower profit margin than the royalty and license fee income.
3	Branded products gross profit margin decreased 4.6 percentage points to 38.7% in fiscal 2013 from 43.3% in fiscal 2012 due primarily to sales mix and higher inventory write-offs.

Selling, general and administrative expenses increased $346,000, or 3.7% during fiscal 2013. This increase was primarily attributed to a $434,000 increase associated with our patent and trademark licensing segment, which primarily related to increased patent litigation and prosecution expenses related to our patent and trademark licensing business. This increase was partially offset by a $71,000 decrease in our selling, general and administrative expenses for our branded products business and a $17,000 decrease in selling, general, and administrative expenses from our contract manufacturing business.

Other net expenses (income) increased $102,000 due primarily to unfavorable foreign currency translation activity partially offset by lower net interest costs related to our foreign exchange contracts.

Income tax expense decreased $1.6 million during fiscal 2013 primarily due to lower pre-tax income. During fiscal 2013, we recorded U.S.-based federal tax expense of $194,000 on U.S.-based income before income taxes. In addition, during fiscal 2013, we recorded a state tax expense of $58,000 on U.S.-based income before income taxes. We also recorded $271,000 in foreign tax expense based on income from NAIE.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $4.5 million in fiscal 2013 compared to net cash provided by operating activities of $1.7 million in fiscal 2012.

Net income decreased to $1.6 million during fiscal 2013 as compared to net income of $4.2 million in the prior fiscal year. At June 30, 2013, changes in accounts receivable, consisting primarily of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, provided $2.0 million in cash compared to using $5.5 million in fiscal 2012. The increase in cash provided by accounts receivable during fiscal 2013 was the result of lower private-label contract manufacturing sales and the collection of amounts due from sales of beta-alanine raw materials. The average number of days our accounts receivable were outstanding were 45 days during fiscal 2013, as compared to 30 days for fiscal 2012. Changes in income taxes provided $184,000 in cash during fiscal 2013 primarily due to the collection of income tax receivable offset by estimated tax payments in fiscal 2013 as compared to payment of estimated income taxes in fiscal 2012.

Increases in inventory used $1.7 million in cash during fiscal 2013 compared to using $1.9 million in fiscal 2012. The increase in inventory in fiscal 2013 primarily related to the timing of production and sales activity.

Approximately $930,000 of our operating cash flow was generated by NAIE in fiscal 2013. As of June 30, 2013, NAIE’s undistributed retained earnings of $11.4 million were considered indefinitely reinvested.

Cash used in investing activities in fiscal 2013 was $1.6 million compared to $2.3 million in fiscal 2012. Capital expenditures were $1.6 million during fiscal 2013 compared to $2.3 million in fiscal 2012. Capital expenditures during fiscal 2013 and fiscal 2012 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities.

At June 30, 2013 and June 30, 2012, on a consolidated basis, we had no outstanding debt balances.

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

On June 30, 2013, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $169,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $530,000. As of June 30, 2013, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,058), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of June 30, 2013, we had $16.7 million in cash and cash equivalents and $5.5 million available under our credit facilities. Of these amounts, $6.4 million of cash and cash equivalents and $530,000 of the amount available under our credit facilities were held by NAIE. Our intent is to permanently reinvest all of our earnings from foreign operations, and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund our U.S. operations, we may be required to accrue and pay additional U.S. taxes to repatriate any such funds. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2012 and 2013, we did not experience any significant increases in product raw material or operational costs due to inflationary factors. We currently believe increasing raw material and product cost pricing pressures will exist throughout fiscal 2014 as a result of limited supplies of various ingredients, including beta-alanine, and the effects of higher labor and transportation costs. We do not believe current inflation rates will have a material impact on our future operations or profitability.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included under Note A in the notes to our consolidated financial statements included under Item 8 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

September 19, 2013

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$16,697	$14,478
Accounts receivable – less allowance for doubtful accounts of $144 at June 30, 2013 and $122 at June 30, 2012	6,605	8,751
Inventories, net	10,035	8,355
Deferred income taxes	609	699
Income tax receivable	160	356
Prepaids and other current assets	1,217	1,880

Total current assets	35,323	34,519

Property and equipment, net	9,205	10,647
Long-term pension asset	—	89
Deferred income taxes	1,527	1,471
Other noncurrent assets, net	585	471

Total assets	$46,640	$47,197

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,539	$3,918
Accrued liabilities	1,130	1,259
Accrued compensation and employee benefits	807	1,331
Income taxes payable	466	328

Total current liabilities	5,942	6,836
Long-term pension liability	134	—
Deferred rent	225	493

Total liabilities	6,301	7,329

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2013 and June 30, 2012, issued and outstanding (net of treasury shares) 6,914,555 at June 30, 2013 and 6,938,687 at June 30, 2012	73	72
Additional paid-in capital	19,662	19,530
Accumulated other comprehensive (loss) income	(430)	99
Retained earnings	23,667	22,097
Treasury stock, at cost, 494,122 shares at June 30, 2013 and 361,990 at June 30, 2012	(2,633)	(1,930)

Total stockholders’ equity	40,339	39,868

Total liabilities and stockholders’ equity	$46,640	$47,197

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2013	2012
Net sales	$62,797	$72,822
Cost of goods sold	51,047	57,371

Gross profit	11,750	15,451
Selling, general & administrative expenses	9,597	9,251

Income from operations	2,153	6,200
Other income (expense):
Interest income	45	19
Interest expense	(19)	(105)
Foreign exchange (loss) gain	(86)	107
Other, net	—	21

	(60)	42

Income before income taxes	2,093	6,242
Provision for income taxes	523	2,084

Net income	$1,570	$4,158

Change in minimum pension liability, net of tax	(95)	17
Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(434)	447

Comprehensive income	$1,041	$4,622

Net income per common share:
Basic	$0.23	$0.60

Diluted	$0.23	$0.59

Weighted average common shares outstanding:
Basic	6,869,224	6,978,469
Diluted	6,884,966	6,988,407

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balance, June 30, 2011	7,300,677	$72	$19,357	$17,939	286,964	$(1,525)	$(365)	$35,478

Compensation expense related to stock options	—	—	222	—	—	—	—	222
Repurchase of common stock	—	—	—	—	75,026	(405)	—	(405)
Tax effect of stock compensation	—	—	(49)	—	—	—	—	(49)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	17	17
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	447	447
Net income	—	—	—	4,158	—	—	—	4,158

Balance, June 30, 2012	7,300,677	72	19,530	22,097	361,990	(1,930)	99	39,868

Issuance of common stock for stock option exercises	10,000	—	37	—	—	—	—	37
Issuance of common stock for restricted stock grants	98,000	1	(1)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	202	—	—	—	—	202
Repurchase of common stock	—	—	—	—	132,132	(703)	—	(703)
Tax effect of stock compensation	—	—	(106)	—	—	—	—	(106)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(95)	(95)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(434)	(434)
Net income	—	—	—	1,570	—	—	—	1,570

Balance, June 30, 2013	7,408,677	$73	$19,662	$23,667	494,122	$(2,633)	$(430)	$40,339

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(in thousands)

	2013	2012
Cash flows from operating activities
Net income	$1,570	$4,158
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts receivable	114	52
Depreciation and amortization	3,036	3,018
Deferred income taxes	34	549
Non-cash compensation	202	222
Pension expense	65	4
(Gain) loss on disposal of assets	(9)	5
Changes in operating assets and liabilities:
Accounts receivable	2,032	(5,516)
Inventories	(1,680)	(1,856)
Prepaids and other assets	298	(583)
Accounts payable and accrued liabilities	(852)	1,750
Income taxes	184	(194)
Accrued compensation and employee benefits	(524)	97

Net cash provided by operating activities	4,470	1,706

Cash flows from investing activities
Purchases of property and equipment	(1,621)	(2,284)
Proceeds from sale of property & equipment	36	—

Net cash used in investing activities	(1,585)	(2,284)

Cash flows from financing activities
Issuance of common stock	37	—
Repurchase of common stock	(703)	(405)

Net cash used in financing activities	(666)	(405)

Net increase (decrease) in cash and cash equivalents	2,219	(983)
Cash and cash equivalents at beginning of year	14,478	15,461

Cash and cash equivalents at end of year	$16,697	$14,478

Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$335	$2,087
Interest	$13	$13
Disclosure of non-cash activities:
Change in minimum pension liability, net of tax	$95	$(17)
Change in unrealized gain resulting from change in fair value of derivative instruments, net of tax	$434	$(447)
Fixed assets in accounts payable	$25	$25

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

Reclassifications

Certain items previously reported in prior year’s consolidated financial statement have been reclassified to conform with current year presentation. Such reclassifications had no effect on previously reported total assets, stockholder’s equity, or net income.

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

As of June 30, 2013 and June 30, 2012, we did not have any financial assets or liabilities classified as Level 1, except for assets related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of June 30, 2013 was a net asset of $95,000 and the value as of June 30, 2012 was an asset of $922,000. The fair values were determined based on obtaining pricing from our bank and corroborating those values with a third party bank. As of June 30, 2013 and June 30, 2012, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between any levels during fiscal 2013.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We did not recognize any impairment losses during fiscal 2013 or fiscal 2012.

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

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2013, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. As of June 30, 2013, the notional amounts of our foreign exchange contracts were $14.1 million (EUR 10.7 million). These contracts will mature over the next 14 months.

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

A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. If facts and circumstances dictate that a deliverable has standalone value from the undelivered items, the deliverable is identified as a separate unit of accounting and the amounts allocated to the deliverable are recognized upon the delivery of the deliverable, assuming the other revenue recognition criteria have been met. However, if the amounts allocated to the deliverable through the relative selling price allocation exceed the upfront fee, the amount recognized upon the delivery of the deliverable is limited to the upfront fee received. If facts and circumstances dictate that the deliverable does not have standalone value, the transaction price, including any upfront fee payments received, are allocated to the identified separate units of accounting and recognized as those items are delivered and accepted.

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

In February 2012 and June 2012, we amended the Agreement and extended Abbott’s termination rights initially through July 31, 2012 and then further through October 31, 2012 in exchange for two payments of $354,167 each by Abbott to NAI. Abbott made the first payment on March 13, 2012 and the second payment on July 12, 2012. In October 2012, the Agreement was amended for a third time. Unless earlier terminated by Abbott, the amendment requires Abbott to pay to NAI (i) upon earlier of achievement of certain milestones or December 1, 2012, additional license fees of $204,167; (ii) upon earlier of achievement of certain milestones or June 1, 2013, additional license fees of $204,167; (iii) upon earlier of achievement of certain milestones or July 1, 2013, additional license fees of $150,000; (iv) upon earlier of achievement of certain milestones or December 1, 2013, additional license fees of $150,000; and (v) approximately $2.8 million payable over four annual payments beginning on March 31, 2014. The payment noted in (i) was collected in December 2012, the payment noted in (ii) was collected in May 2013, and the payment noted in (iii) was collected in July 2013.

Subject to certain other conditions set forth in the Agreement and amendments, and until terminated by either party, Abbott is required to purchase certain material exclusively from NAI and make royalty payments to NAI upon Abbott’s sale of products subject to the Agreement. Because Abbott may terminate the agreement at any time up to December 1, 2013, there is no assurance NAI will receive any of the additional license fees or royalty payments described above. All milestone payments are recognized as revenue at the time of receipt as the payments are non-refundable and we have no continuing obligation as it relates to each payment. We have determined that each of the milestone payments meets the definition of a milestone in accordance with the milestone method of revenue recognition.

We recorded royalty and licensing income as a component of revenue in the amount of $4.8 million during fiscal 2013 and $8.0 million during fiscal 2012. These royalty income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $604,000 during the fiscal 2013 and $686,000 during fiscal 2012.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $1.2 million for 2013 and $1.1 million for 2012. These costs were included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $215,000 during the fiscal year ended June 30, 2013 and $177,000 during fiscal 2012. These costs were included in selling, general and administrative expenses.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2013 and June 30, 2012, we had not recorded any tax liabilities for uncertain tax positions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We did not have a deferred tax asset valuation allowance as of June 30, 2013 or June 30, 2012. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

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

We estimate the fair value of stock option awards at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Black-Scholes uses assumptions related to volatility, the risk-free interest rate, the dividend yield (which we assume to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities used in the model are based on the historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of stock option grants is derived from historical experience. The fair value of restricted stock shares granted is based on the market price of our common stock on the date of grant. We amortize the estimated fair value of our stock awards to expense over the related vesting periods.

The Company did not grant any options during fiscal 2013 or 2012.

The aggregate intrinsic value of option awards exercised was $24,500 during fiscal 2013. We did not have any options exercised during fiscal 2012. The total remaining unrecognized compensation cost related to unvested option awards amounted to $62,000 at June 30, 2013 and the weighted average remaining requisite service period of the unvested option awards was 0.3 years. The total fair value of options vested during the fiscal year ended June 30, 2013 was $148,000. The total fair value of options vested during the fiscal year ended June 30, 2012 was $227,000.

During fiscal 2013 we granted a total of 98,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. Each restricted share will vest over three years and these shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. There were no vested restricted stock shares as of June 30, 2013. The total remaining unrecognized compensation cost related to unvested restricted stock shares amounted to $410,000 at June 30, 2013 and the weighted average remaining requisite service period of unvested restricted stock shares was 2.7 years. The weighted average fair value of restricted stock shares granted during fiscal 2013 was $4.74. We did not issue any restricted stock shares in fiscal 2012.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Net Income per Common Share

We compute basic net income per common share using the weighted average number of common shares outstanding during the period, and diluted net income per common share using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options and restricted shares account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows (in thousands, except per share data):

	For the Years Ended June 30,
	2013	2012
Numerator
Net income	$1,570	$4,158
Denominator
Basic weighted average common shares outstanding	6,869	6,978
Dilutive effect of stock options	16	10

Diluted weighted average common shares outstanding	6,885	6,988

Basic net income per common share	$0.23	$0.60

Diluted net income per common share	$0.23	$0.59

Shares related to 429,000 stock options for the fiscal year ended June 30, 2013 and 456,000 for fiscal 2012, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our two largest customers, whose receivable balances collectively represented 44.3% of gross accounts receivable at June 30, 2013 and 29.4% at June 30, 2012. Additionally, royalty amounts due from CSI represented 20.6% of gross accounts receivable at June 30, 2013 and 10.0% at June 30, 2012. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2013	2012
Raw materials	$6,516	$6,344
Work in progress	1,576	1,058
Finished goods	2,358	1,530
Reserve	(415)	(577)

	$10,035	$8,355

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years	2013	2012
Land	NA	$393	$393
Building and building improvements	7–39	2,793	2,756
Machinery and equipment	3–12	26,141	25,876
Office equipment and furniture	3–5	3,030	3,023
Vehicles	3	136	136
Leasehold improvements	1–15	10,771	10,136

Total property and equipment		43,264	42,320
Less: accumulated depreciation and amortization		(34,059)	(31,673)

Property and equipment, net		$9,205	$10,647

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

On June 30, 2013, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $169,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $530,000. As of June 30, 2013, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,058), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the year ended June 30, 2013. As of June 30, 2013, we had $5.5 million available under our credit facilities.

E. Income Taxes

The provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2013	2012
Current:
Federal	$(24)	$873
State	(4)	416
Foreign	271	294

	243	1,583

Deferred:
Federal	218	525
State	62	(24)

	280	501

Provision (benefit) for income taxes	$523	$2,084

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$49	$45
Accrued vacation expense	108	147
Tax credit carry forward	4	0
Allowance for inventories	136	200
Stock-based compensation	126	193
Pension liability	279	216
Other, net	150	567
Deferred rent	89	196
Accumulated depreciation and amortization	846	563
Net operating loss carry forward	525	517

Total gross deferred tax assets	$2,312	$2,644
Deferred tax liabilities:
Prepaid expenses	(151)	(162)
Other	(25)	(312)

Deferred tax liabilities	(176)	(474)

Net deferred tax assets	$2,136	$2,170

At June 30, 2013, we had state tax net operating loss carry forwards of approximately $8.6 million. Under California tax law, net operating loss deductions were suspended for tax years beginning in 2008, 2009, 2010 and 2011 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. Our state tax loss carry forwards will begin to expire in 2022, unless used before their expiration.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2013 and June 30, 2012.

NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 18.63%. NAIE had net income of $1.3 million for the fiscal year ended June 30, 2013. Undistributed earnings of NAIE amounted to approximately $11.4 million at June 30, 2013. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal taxes has been provided thereon.

A reconciliation of income tax provision computed by applying the statutory federal income tax rate of 34% to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2013	2012
Income taxes computed at statutory federal income tax rate	$711	$2,123
State income taxes, net of federal income tax expense	41	265
Expenses not deductible for tax purposes	39	54
Foreign tax rate differential	(264)	(343)
Return to provision – differences	(4)	(15)

Income tax provision as reported	$523	$2,084

Effective tax rate	25.0%	33.4%

F. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. Effective January 1, 2004, the plan was amended to require that we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. Effective January 1, 2009, we elected to temporarily discontinue the company match program. The match program was reinstated effective July 15, 2011. The total contributions under the plan charged to income from operations totaled $189,000 for fiscal 2013 and $183,000 for fiscal 2012.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to operating income for these benefits totaled $937,000 for the fiscal year ended June 30, 2013 and $843,000 for fiscal 2012.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,593	$1,652
Interest cost	79	87
Actuarial (gain) loss	286	(83)
Benefits paid	(162)	(63)

Benefit obligation at end of year	$1,796	$1,593

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,682	$1,716
Actual return on plan assets	142	31
Benefits paid	(162)	(63)
Plan expenses	—	(2)

Fair value of plan assets at end of year	$1,662	$1,682

Reconciliation of Funded Status
Difference between benefit obligation and fair value of plan assets	$(134)	$89
Unrecognized net actuarial loss in accumulated other comprehensive income	700	542

Net amount recognized	$566	$631

Projected benefit obligation	$1,796	$1,593
Accumulated benefit obligation	$1,796	$1,593
Fair value of plan assets	$1,662	$1,682

The weighted-average discount rate used for determining the projected benefit obligations for the defined benefit pension plan during the year ended June 30, 2013 was 4.8% and 5.5% for the year ended June 30, 2012.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2013	2012
Interest cost	$79	$87
Expected return on plan assets	(107)	(116)
Recognized actuarial loss	28	33
Settlement loss	65	—

Net periodic benefit expense	$65	$4

We do not expect to make any contribution to our defined benefit pension plan in fiscal 2014.

The following is a summary of changes in plan assets and benefit obligations recognized in other comprehensive income (in thousands):

	2013	2012
Net loss	$251	$3
Settlement loss	(65)	—
Amortization of net loss	(28)	(33)

Total recognized in other comprehensive income (loss)	$158	$(30)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$223	$(25)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $46,000. We do not have any transition obligations or prior service costs recorded in accumulated other comprehensive income.

The following benefit payments are expected to be paid:

2014	$24,838
2015	27,020
2016	45,135
2017	76,348
2018	95,972
2019-2023	719,463

$988,776

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2013	2012
Discount rate	5.50%	5.50%
Expected long-term rate of return	7.00%	7.00%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2013	2012	Target Allocation
Equity securities	48%	54%	46%
Debt securities	46%	40%	49%
Commodities	—	—	2%
Cash and money market funds	6%	6%	3%

	100%	100%	100%

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

The fair values by asset category of our defined benefit pension plan at June 30, 2013 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$99	$99	$—	$—
Equity securities(1)	$792	$792	$—	$—
Debt securities(2)	$771	$771	$—	$—

Total	$1,662	$1,662	$—	$—

(1)	This category is comprised of publicly traded funds, of which 76% are large-cap funds, 7% are emerging markets equity funds, and 17% are international equity funds.
(2)	This category is comprised of publicly traded funds, of which 12% are short-term fixed income funds, 9% are high-yield fixed income funds, 44% are intermediate fixed income funds, 27% are REITs and MLPs funds, and 8% are hedge funds.

G. Stockholders’ Equity

Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. For the year ended June 30, 2012, we purchased 75,026 shares at a weighted average cost of $5.39 per share and a total cost of $405,000, including commissions and fees. During the year ended June 30, 2013, we purchased an additional 132,132 shares at a weighted average cost of $5.32 per share and a total cost of $703,000 including commissions and fees.

Stock Option Plans

On December 6, 1999, our stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”). The 1999 Plan was terminated effective as of November 30, 2009.

Effective as of October 15, 2009, our Board of Directors approved an omnibus incentive plan (the “2009 Plan”). The 2009 Plan was approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. As of June 30, 2013, a total of 800,000 shares of common stock were reserved under the 2009 Plan for issuance to our employees, non-employee directors and consultants.

Stock option activity for the year ended June 30, 2013 was as follows:

	1999 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	315,000	$8.28
Exercised	(10,000)	$3.70
Forfeited	(145,000)	$9.19
Granted	—	$—

Outstanding at June 30, 2013	160,000	$7.73	0.97	$—

Vested and exercisable at June 30, 2013	160,000	$7.73	0.97	$—

Available for grant at June 30, 2013	—

	2009 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	226,700	$6.88
Exercised	—	$—
Forfeited	(3,350)	$7.50
Granted	—	$—

Outstanding at June 30, 2013	223,350	$6.87	6.58	$43,000

Vested and exercisable at June 30, 2013	150,750	$6.87	6.59	$29,000

Restricted stock activity for the year ended June 30, 2013 was as follows (2009 Plan):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2012	—	$—
Granted	98,000	$4.74
Vested	—	$—
Forfeited	—	$—

Nonvested at June 30, 2013	98,000	$4.74

As of June 30, 2013, there were 478,650 shares available for grant under the 2009 Plan.

H. Commitments

We lease a total of 162,000 square feet at our manufacturing facility in Vista, California from an unaffiliated third party under a non-cancelable operating lease. On July 31, 2013, we executed a third amendment to the lease for our manufacturing facility in Vista, CA. As a result of this amendment, our facility lease has been extended for an additional 10 year term through March 2024.

NAIE leases facility space in Manno, Switzerland. The leased space totals approximately 59,239 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European marketplace. The NAIE lease expires in December 2022.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2013 (in thousands):

	2014	2015	2016	2017	2018	There- after	Total
Gross minimum rental commitments	$2,624	$2,467	$2,328	$2,191	$2,223	$12,328	$24,161

Rental expense totaled $2.2 million for the fiscal year ended June 30, 2013 and $2.5 million for fiscal 2012.

I. Economic Dependency

We had substantial net sales to certain customers during the fiscal years ended June 30 shown in the following table. The loss of any of these customers, or a significant decline in sales or the growth rate of sales to these customers, or in their ability to make payments when due, could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective year’s total private-label contract manufacturing net sales were as follows (dollars in thousands):

	2013		2012
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$28,404	50%	$31,994	51%
Customer 2	10,638	19%	13,884	22%

	$39,042	69%	$45,878	73%

Accounts receivable from these customers totaled $3.0 million at June 30, 2013 and $2.6 million at June 30, 2012.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. During fiscal 2013 and 2012, we did not have any suppliers that individually represented greater than 10% of our raw material purchases.

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

During the year ended June 30, 2013 and prior, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2014. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the year ended June 30, 2013, we did not have any losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of June 30, 2013, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $14.1 million (EUR 10.7 million). As of June 30, 2013, a net gain of approximately $63,000, offset by $25,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. As of June 30, 2012, a gain of approximately $784,000 offset by $312,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $25,000 of the gross gain, as of June 30, 2013, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of June 30, 2013, $133,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $38,000 was classified in other non-current assets, net and $76,000 was classified in accrued liabilities in our Consolidated Balance Sheets. During the year ended June 30, 2013, we recognized $152,000 of gains in OCI and reclassified $570,000 of gains from OCI to revenue. During the year ended June 30, 2012, we recognized $1.9 million of gains in OCI and reclassified $1.2 million of gains from OCI to revenue.

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

On September 8, 2011, NAI and CSI filed a complaint in the U.S. District Court for the District of Delaware against DNP International Co., Inc. (DNP) alleging claims of unfair competition, violation of the Delaware Deceptive Trade Practices Act and interference with business relations. On December 22, 2011, DNP filed a complaint in the U.S. District Court for the District of Delaware against NAI and CSI for declaratory judgment of non-infringement and invalidity of three of NAI’s patents. On January 27, 2012, DNP amended its complaint to add declaratory judgment claims against a fourth NAI patent (‘381 patent). On February 6, 2012, the Company and CSI moved to dismiss the cases related to the three previously asserted patents for lack of subject matter jurisdiction. On the same day, the Company filed its answer and counterclaims for infringement by DNP of the ‘381 patent. DNP subsequently agreed to voluntarily dismiss CSI from the lawsuit. On March 2, 2012, the Court ordered the dismissal of CSI. On April 15, 2013, the Court consolidated the two lawsuits referenced above for purposes of pretrial matters. The Court also entered a Scheduling Order setting a trial date in April 2015.

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, accusing Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of infringing NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ß-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas Houston Division against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. All of the consolidated cases remain pending. Woodbolt has also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-exam the ’381 patent and on August 17, 2012 the USPTO accepted the request to re-exam the ’422 patent.

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

On May 8, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Carolyne v. USPLabs, LLC, Case No. BC 508212. Specific allegations against the Company are for negligence, strict products liability, breach of express and implied warranties. The Company has been provided with defense counsel by its insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the manufacture, distribution or sale of the product at issue in the lawsuit. On June 28, 2013, the Company filed a Demurrer to dismiss the allegations against it. The Company’s motion is still pending.

L. Segment Information

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

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2013	2012
Net Sales
Private-label contract manufacturing	$56,672	$63,268
Patent and trademark licensing	4,799	7,990
Branded products	1,326	1,564

	$62,797	$72,822

	2013	2012
Operating Income
Private-label contract manufacturing	$5,137	$8,914
Patent and trademark licensing	1,519	2,010
Branded products	67	160

Income from operations of reportable segments	6,723	11,084
Corporate expenses not allocated to segments	(4,570)	(4,884)

	$2,153	$6,200

	2013	2012
Total Assets
Private-label contract manufacturing	$45,032	$43,975
Patent and trademark licensing	1,388	2,964
Branded products	220	258

	$46,640	$47,197

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2013	2012
United States	$36,710	$43,407
Markets outside the United States	26,087	29,415

Total net sales	$62,797	$72,822

Products manufactured by NAIE accounted for 67% of net sales in markets outside the U.S. in fiscal 2013 and fiscal 2012. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2013 and 2012.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

2013	Long- Lived Assets	Total Assets	Capital Expenditures
United States	$6,728	$32,450	$838
Europe	2,477	14,190	783

	$9,205	$46,640	$1,621

2012	Long- Lived Assets	Total Assets	Capital Expenditures
United States	$8,329	$33,556	$1,803
Europe	2,318	13,641	481

	$10,647	$47,197	$2,284

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2013. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2013 based on the criteria issued by COSO.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested to by the Company’s independent registered public accounting firm pursuant to applicable law and rules that permit the Company to provide only management’s report in this report.

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for under Items 10- 14 of this Part III will be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 6, 2013, to be filed on or before October 28, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2013 and 2012;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2013 and 2012;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2013 and 2012;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012; and

•	Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.13 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.11	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.12	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.13	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.14	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.15	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.16	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.17	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.18	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.19	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.20	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.21	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.22	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.23	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.24	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.25	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.26	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010

10.27	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 1, 2010	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010

10.28	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011

10.29	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of July 1, 2011	Exhibit 10.31 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the commission on September 22, 2011

10.30	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 28, 2011	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.31	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 28, 2011 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.32	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated January 1, 2012 (English translation)	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the commission on February 13, 2012

10.33	First Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of January 6, 2012	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.34	Second Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of March 19, 2012	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.35	First Amendment to Manufacturing Agreement by and between NSA, Inc. and NAI effective as of April 1, 2012	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.36	First Amendment to Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE effective as of April 1, 2005.	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.37	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated September 3, 2012 (English translation).	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the commission on September 21, 2012

10.38	Second Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 7, 2012	Exhibit 10.38 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013

10.39	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated December 7, 2012 in the amount of $5,000,000	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013

10.40	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Filed herewith

10.41	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2013*	Filed herewith

10.42	Second amendment to the Amended and Restated Employment Agreement, by and between and Kenneth E. Wolf, effective July 1, 2013*	Filed herewith

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 19, 2013

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux (Mark A. LeDoux)	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	September 19, 2013

/s/ Ken Wolf (Ken Wolf)	Chief Financial Officer (principal financial officer and principal accounting officer)	September 19, 2013

/s/ Joe E. Davis (Joe E. Davis)	Director	September 19, 2013

/s/ Alan G. Dunn (Alan G. Dunn)	Director	September 19, 2013

/s/ Alan J. Lane (Alan J. Lane)	Director	September 19, 2013

/s/ Lee G. Weldon (Lee G. Weldon)	Director	September 19, 2013