Form 10-Q
period 2013-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2013-11-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 13, 2013, 6,902,155 shares of NAI’s common stock were outstanding, net of 496,522 treasury shares.

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

•	future levels of our revenue concentration risk;

•	sources and availability of raw materials;

•	inventories, including the adequacy of inventory levels to meet future customer demand and the adequacy and intended use of our facilities;

•	development of new products and marketing strategies;

•	our ability to increase our marketing and advertising efforts for our Pathway to Healing® product line, the timing of such efforts and their effect on future sales;

•	manufacturing and distribution channels, product sales and performance, and timing of product shipments;

•	current or future customer orders;

•	the impact on our business and results of operations and variations in quarterly net sales from seasonal and other factors;

•	inflation rates and their impact on our operations and profitability;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification, acquisition, divestment and consolidation strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	personnel;

•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMP);

•	our ability to successfully expand our operations outside the United States (U.S.);

•	the adequacy of our reserves and allowances;

•	overall industry and market performance;

•	competition and competitive advantages resulting from our quality commitment;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2013	June 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,782	$16,697
Accounts receivable - less allowance for doubtful accounts of $144 at September 30, 2013 and $144 at June 30, 2013	8,185	6,605
Inventories, net	11,510	10,035
Deferred income taxes	609	609
Income tax receivable	348	160
Prepaids and other current assets	1,052	1,217

Total current assets	36,486	35,323

Property and equipment, net	8,877	9,205
Deferred income taxes	1,527	1,527
Other noncurrent assets, net	664	585

Total assets	$47,554	$46,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,917	$3,539
Accrued liabilities	1,574	1,130
Accrued compensation and employee benefits	1,044	807
Income taxes payable	467	466

Total current liabilities	7,002	5,942
Other noncurrent liabilities, net	146	134
Deferred rent	150	225

Total liabilities	7,298	6,301

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,902,155 at September 30, 2013 and 6,914,555 at June 30, 2013	73	73
Additional paid-in capital	19,710	19,662
Accumulated other comprehensive loss	(638)	(430)
Retained earnings	23,755	23,667
Treasury stock, at cost, 496,522 shares at September 30, 2013 and 494,122 at June 30, 2013	(2,644)	(2,633)

Total stockholders’ equity	40,256	40,339

Total liabilities and stockholders’ equity	$47,554	$46,640

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive (Loss) Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Net sales	$17,155	$16,460
Cost of goods sold	14,421	12,758

Gross profit	2,734	3,702
Selling, general & administrative expenses	2,644	2,673

Income from operations	90	1,029
Other income (expense):
Interest income	12	9
Interest expense	(3)	(6)
Foreign exchange (loss) gain	17	(15)
Other, net	6	—

Total other (expense) income	32	(12)

Income before income taxes	122	1,017
Provision for income taxes	34	320

Net income	$88	$697

Unrealized loss resulting from change in fair value of derivative instruments, net of tax	(208)	(244)

Comprehensive (loss) income	$(120)	$453

Net income per common share:
Basic	$0.01	$0.10

Diluted	$0.01	$0.10

Weighted average common shares outstanding:
Basic	6,816,494	6,917,807
Diluted	6,843,987	6,929,003

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net Income	$88	$697
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	765	756
Provision for uncollectible accounts receivable	—	7
Non-cash compensation	48	40
Pension expense	12	2
Gain on disposal of assets	(69)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,580)	1,446
Inventories, net	(1,475)	(940)
Prepaids and other assets	25	234
Accounts payable and accrued liabilities	427	(1,954)
Income taxes	(50)	325
Accrued compensation and employee benefits	237	(300)

Net cash (used) provided by operating activities	(1,572)	313

Cash flows from investing activities
Purchases of property and equipment	(412)	(258)
Proceeds from sale of property and equipment	80	—

Net cash used by investing activities	(332)	(258)

Cash flows from financing activities
Repurchase of common stock	(11)	(151)
Issuance of common stock	—	37

Net cash used by financing activities	(11)	(114)

Net decrease in cash and cash equivalents	(1,915)	(59)
Cash and cash equivalents at beginning of period	16,697	14,478

Cash and cash equivalents at end of period	$14,782	$14,419

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Taxes	$90	$—
Disclosure of non-cash activities:
Change in unrealized loss resulting from change in fair value of derivative instruments, net of tax	$208	$244
Fixed assets in accounts payable	$61	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (“2013 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2013 Annual Report unless otherwise noted below.

Reclassifications

Certain items previously reported in prior year’s condensed consolidated financial statements have been reclassified to conform with current year presentation. The reclassification relates to the classification of certain operating expenses from our NAIE operations previously classified as cost of goods sold, which are now being classified as part of selling, general & administrative expenses. This reclassification was made to reflect the change in operational activity of NAIE, which has historically been primarily a manufacturing specific operation but is now transitioning to perform additional selling and administrative functions. The amount reclassified during the three months ended September 30, 2012 totaled $118,000. This reclassification had no effect on previously reported total assets, stockholders’ equity, or net income.

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment to previous income tax guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently evaluating the impact our adoption of this new guidance in the third quarter of fiscal 2014 will have on our consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments of ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. We adopted ASU 2013-02 during our first quarter of fiscal 2013 and the adoption of this guidance impacts presentation disclosures only and did not have an impact on our consolidated financial statements.

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

	Three Months Ended September 30,
	2013	2012
Numerator
Net income	$88	$697

Denominator
Basic weighted average common shares outstanding	6,816	6,918
Dilutive effect of stock options	28	11

Diluted weighted average common shares outstanding	6,844	6,929

Basic net income per common share	$0.01	$0.10

Diluted net income per common share	$0.01	$0.10

We excluded shares related to stock options totaling 331,750 for the three months ended September 30, 2013, and 491,700 for the three months ended September 30, 2012, from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

We recorded royalty and licensing income as a component of revenue in the amount of $1.5 million during the three months ended September 30, 2013 and $1.4 million during the three months ended September 30, 2012. These royalty income amounts result in royalty expense paid to the original patent holders from whom NAI acquired the patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $237,000 during the three months ended September 30, 2013 and $196,000 during the three months ended September 30, 2012.

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

During fiscal 2013 we granted a total of 98,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. Each restricted share will vest over three years and these shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. During the three months ended September 30, 2013, 10,000 of these shares were forefeited due to the termination of employment of one of the grantees. We did not grant any restricted shares during the three months ended September 30, 2013.

Our net income included stock based compensation expense of approximately $48,000 for the three months ended September 30, 2013 and approximately $40,000 for the three months ended September 30, 2012.

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

As of September 30, 2013 and June 30, 2013, we did not have any financial assets or liabilities classified as level 1, except for assets related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of September 30, 2013 was a net liability of $359,000. The fair value of our forward exchange contracts as of June 30, 2013 was an asset of $95,000. As of September 30, 2013 and June 30, 2013, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2013 or the three month period ended September 30, 2013.

B. Inventories

Inventories, net consisted of the following (in thousands):

	September 30, 2013	June 30, 2013
Raw materials	$7,645	$6,516
Work in progress	2,323	1,576
Finished goods	2,064	2,358
Reserves	(522)	(415)

	$11,510	$10,035

C. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	September 30, 2013	June 30, 2013
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,793	2,793
Machinery and equipment	3 – 12	26,018	26,141
Office equipment and furniture	3 – 5	3,118	3,030
Vehicles	3	209	136
Leasehold improvements	1 – 15	10,794	10,771

Total property and equipment		43,325	43,264
Less: accumulated depreciation and amortization		(34,448)	(34,059)

Property and equipment, net		$8,877	$9,205

D. Other comprehensive (loss) income

	Defined Benefit Pension Plan	Unrealized Losses on Cash Flow Hedges	Total
Balance as of June 30, 2013	$(482)	$52	$(430)
Other comprehensive loss before reclassifications	—	(419)	(419)
Amounts reclassified from OCI	—	74	74
Tax effect of OCI activity	—	137	137

Other comprehensive loss	—	(208)	(208)

Balance as of September 30, 2013	$(482)	$(156)	$(638)

During the three months ended September 30, 2013, the amounts reclassified from OCI were comprised of $82,000 of losses reclassified to net revenues and $8,000 related to the amortization of forward points reclassified to other income.

E. Debt

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

On September 30, 2013, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $177,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $552,000. As of September 30, 2013, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,103), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the three months ended September 30, 2013. As of September 30, 2013, we had $5.6 million available under our credit facilities.

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

The components included in the net periodic expense for the periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Interest cost	$22	$22
Expected return on plan assets	(10)	(20)

Net periodic expense	$12	$2

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

	Three Months Ended September 30,
	2013		2012
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer		% of Total Net Sales
Customer 1	$3,634	24%	$2,909		20%
Customer 2	5,277	34	7,724		52
Customer 3	1,969	13	(a	)	(a )

	$10,880	71%	$10,633		72%

(a)	Sales were less than 10% of the respective period’s total private label contract manufacturing net sales.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. During the three month periods ended September 30, 2013 and September 30, 2012, we did not have any suppliers that individually represented greater than 10% of our raw material purchases.

H. Segment Information

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

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. The accounting policies of our segments are the same as those described in Note A above and in the consolidated financial statements included in our 2013 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Net Sales
Private label contract manufacturing	$15,320	$14,744
Patent and trademark licensing	1,518	1,374
Branded products	317	342

	$17,155	$16,460

	Three Months Ended September 30,
	2013	2012
Income from Operations
Private label contract manufacturing	$815	$1,943
Patent and trademark licensing	432	149
Branded products	7	34

Income from operations of reportable segments	1,254	2,126
Corporate expenses not allocated to segments	(1,164)	(1,097)

	$90	$1,029

	September 30, 2013	June 30, 2013
Total Assets
Private label contract manufacturing	$45,859	$45,032
Patent and trademark licensing	1,368	1,388
Branded products	327	220

	$47,554	$46,640

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
United States	$9,488	$9,631
Markets outside the United States	7,667	6,829

Total net sales	$17,155	$16,460

Products manufactured by NAIE accounted for 55% of net sales in markets outside the U.S. for the three months ended September 30, 2013, and 68% for the three months ended September 30, 2012. No products manufactured by NAIE were sold in the U.S during the three months ended September 30, 2013 and 2012.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Three Months Ended
	September 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013	September 30, 2013	September 30, 2012
United States	$6,480	$6,728	$32,768	$32,450	$321	$203
Europe	2,397	2,477	14,786	14,190	91	55

	$8,877	$9,205	$47,554	$46,640	$412	$258

I. Income Taxes

The effective tax rate for the three months ended September 30, 2013 was 27.9%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the recognition of state taxes partially offset by the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

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

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2005 and forward are subject to examination by U.S. and state tax authorities and our tax years for the fiscal year ended June 30, 2007 and forward are also subject to examination by the Switzerland tax authorities.

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

J. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. For the year ended June 30, 2013, we purchased 132,132 shares at a weighted average cost of $5.32 per share and a total cost of $703,000, including commissions and fees. During the three months ended September 30, 2013, we purchased an additional 2,400 shares at a weighted average cost of $4.55 per share and a total cost of $11,000 including commissions and fees.

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

As of September 30, 2013, we have forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2014. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three months ended September 30, 2013, we did not have any losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of September 30, 2013, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $11.8 million (EUR 9.0 million). As of September 30, 2013, a net loss of approximately $282,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $282,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of September 30, 2013, the fair value of our cash flow hedges was a net liability of $359,000, which was classified in accrued liabilities. During the three months ended September 30, 2013, we recognized $427,000 of net loss in OCI and reclassified $82,000 of losses from OCI to revenue. As of June 30, 2013, $133,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $38,000 was classified in other non-current assets, net and $76,000 was classified in accrued liabilities in our Consolidated Balance Sheets. During the three months ended September 30, 2012, we recognized $92,000 of net loss in OCI and reclassified $314,000 of gains from OCI to revenue.

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

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, accusing Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of infringing NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ß-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas Houston Division against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Woodbolt has also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-exam the ’381 patent and on August 17, 2012 the USPTO accepted the request to re-exam the ’422 patent.

A declaration of non-infringement, invalidity or unenforceability of certain of our patents could have a material adverse impact upon our business results, operations, and financial condition.

On February 13, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of San Diego) captioned Sparling v. USPLabs, LLC, et al. Case No. 37-2013-00034663-CU-PL-CTL. On March 21, 2013, co-defendant USP Labs LLC filed a Notice of Removal to the U.S. District Court for the Southern District of California, Civil Action No. 3:13-cv-00667-JLS-DHB. Specific allegations against the Company are for negligence, strict products liability, breach of express and implied warranties and wrongful death. The Company has been provided with defense counsel by its insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs, LLC. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On April 19, 2013, the Company filed a motion to dismiss the allegations against it. On October 11, 2013, the Court granted co-defendant, USPLabs’ motion to transfer the case to the U.S. District Court for the Western District of Texas. The Company’s motion is still pending.

On May 8, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Carolyne v. USPLabs, LLC, Case No. BC 508212. Specific allegations against the Company are for negligence, strict products liability, breach of express and implied warranties. The Company has been provided with defense counsel by its insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On June 28, 2013, the Company filed a Demurrer to dismiss the allegations against it. The Company’s motion is still pending.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2013. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2013 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes royalty, licensing revenue, and raw material sales generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® trade name.

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

During the first three months of fiscal 2014, our net sales were 4.2% higher than in the first three months of fiscal 2013. Private label contract manufacturing sales increased 3.9% due primarily to higher volumes of existing products to existing customers and new product sales to new customers. This increase was partially offset by lower average sales prices for a portion of our higher volume products, an unfavorable sales mix at our NAIE division and lower average EUR exchange rates. Revenue concentration risk for our two largest private label contract manufacturing customers decreased to 58% as a percentage of our total private label contract manufacturing sales for the first three months of fiscal 2014 compared to 72% in the first three months of fiscal 2013. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease marginally during the remainder of fiscal 2014 with the anticipated addition of new customer sales and increased sales to other existing customers.

During the first three months of fiscal 2014, CarnoSyn® beta-alanine royalty and licensing revenue increased 10.5% to $1.5 million as compared to $1.4 million for the first three months of fiscal 2013. Included in the royalty and licensing revenue during the first quarter of fiscal 2013 was $103,000 of raw material sales of beta-alanine as compared to zero raw material sales in the same period in fiscal 2014. We did not have any beta-alanine raw material inventory as of both September 30, 2013 and September 30, 2012. We do not anticipate the direct purchase and sale of material quantities of beta-alanine raw material during the remainder of fiscal 2014.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $800,000 during the first quarter of fiscal 2014 and $897,000 during the comparable period in fiscal 2013. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2013 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, maintaining our patent rights, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products declined 7.3% in the first three months of fiscal 2014 as compared to the first three months of fiscal 2013 due to the continued softening of sales of our Pathway to Healing® product line.

During the remainder of fiscal 2014, we plan to continue to focus on:

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

Our critical accounting policies are discussed under Item 7 of our 2013 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the three months ended September 30, 2013 other than as listed under Item A to our Notes to Condensed Consolidated Financial Statement contained in this Quarterly Report.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30, 2013		September 30, 2012		Increase (Decrease)
Private label contract manufacturing	$15,320	89.3%	$14,744	89.6%	$576	3.9%
Patent and trademark licensing	1,518	8.8%	1,374	8.3%	144	10.5%
Branded products	317	1.8%	342	2.1%	(25)	(7.3)%

Total net sales	17,155	100.0%	16,460	100.0%	695	4.2%
Cost of goods sold	14,421	84.1%	12,758	77.5%	1,663	13.0%

Gross profit	2,734	15.9%	3,702	22.5%	(968)	(26.1)%
Selling, general & administrative expenses	2,644	15.4%	2,673	16.2%	(29)	(1.1)%

Income from operations	90	0.5%	1,029	6.3%	(939)	(91.3)%
Other income, net	32	0.2%	(12)	0.1%	44	366.7%

Income before income taxes	122	0.7%	1,017	6.2%	(895)	(88.0)%
Income tax expense	34	0.2%	320	1.9%	(286)	(89.4)%

Net income	$88	0.5%	$697	4.2%	$(609)	(87.4)%

The percentage increase in private label contract manufacturing net sales was primarily attributed to the following:

Mannatech, Incorporated(1)	4.9%
NSA International, Inc.(2)	(16.6)
Other customers(3)	15.6

Total	3.9%

1	Net sales to Mannatech, Incorporated increased primarily as a result of higher volumes of established products in existing markets.
2	The decrease in net sales to NSA International, Inc. included a decrease in international sales of 39.3% and a decrease in domestic sales of 24.9%. The international sales decrease is primarily due to a customer driven inventory reduction program initiated during the current quarter, decreased demand by NSA’s consumers and lower average EUR exchange rates. We currently expect NSA’s inventory reduction program to be completed during our second quarter ended December 31, 2013. The domestic decrease is primarily due to lower average sales prices and lower sales primarily associated with a customer driven packaging reconfiguration that was launched during the current quarter. This new packaging configuration was completed as of September 30, 2013.
3	The increase in net sales to other customers was primarily due to sales of new products for new customers and a net increase in sales of existing products for other existing customers.

Net sales from our patent and trademark licensing segment increased 10.5% during the first quarter of fiscal 2014 primarily due to increased market demand for CarnoSyn® beta-alanine partially offset by a $204,000 decrease in license fees received from Abbott and a $103,000 decrease in beta-alanine raw material sales.

Net sales from our branded products segment decreased 7.3% during the first quarter of fiscal 2014 due primarily to the continued softening of the Pathway to Healing® product line.

Gross profit margin decreased 6.6 percentage points primarily due to the following:

Contract manufacturing:
Shift in sales mix and material cost	(6.6	)(1)%
Changes in overhead expenses	(0.7	)(1)
Changes in direct and indirect labor	(0.1	)(1)
Patent and trademark licensing	0.8	(2)
Branded products operations	—

Total	(6.6)%

1	Private label contract manufacturing gross profit margin decreased 8.2 percentage points in the first quarter of fiscal 2014 as compared to the comparable period in fiscal 2013. The decrease in gross profit as a percentage of sales was primarily due to lower average sales prices for a portion of our higher volume products, an unfavorable shift in sales mix to lower margin products and lower average EUR exchange rates.
2	Patent and trademark licensing gross profit margin decreased 4.8 percentage points to 84.4% in the first quarter of fiscal 2014 from 79.6% in the first quarter of fiscal 2013 due to a change in the mix of the source of revenue in fiscal 2014 as compared to fiscal 2013. Fiscal 2013 revenue included $103,000 of beta-alanine raw material sales which generated a gross profit margin of 19.3% while beta-alanine raw material sales were zero during the first quarter of fiscal 2014.

Selling, general and administrative expenses decreased $29,000, or 1.1% during the first quarter of fiscal 2014.

Other income, net increased $44,000 during the first quarter of fiscal 2014 as compared to the same period in the prior fiscal year primarily due to favorable foreign currency balance sheet revaluation activity associated with the Euro.

Our income tax expense decreased $286,000 during the first quarter of fiscal 2014 as compared to the same period in the prior fiscal year. The decrease was primarily due to the lower pre-tax income in the first quarter of fiscal 2014 as compared to the comparable prior year period. Additionaly, the net effective tax rate decreased due to a larger percentage of pre-tax income generated by our foreign operations which has a lower tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used by operating activities was $1.6 million for the three months ended September 30, 2013 compared to net cash provided by operating activities of $313,000 in the comparable quarter last year.

At September 30, 2013, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, used $1.6 million in cash during the three months ended September 30, 2013 compared to providing $1.5 million of cash in the comparable prior year quarter. The increase in cash used by accounts receivable during the quarter ended September 30, 2013 primarily resulted from higher sales and royalty and licensing revenue as compared to the prior year period, timing of sales and higher days sales outstanding on sales by NAIE. Days sales outstanding was 40 days during the three months ended September 30, 2013 as compared to 45 days for the prior year period. This decrease is primarily attributable to decreased receivables from our patent and trademark licensing business.

At September 30, 2013, changes in inventory used $1.5 million in cash during the three months ended September 30, 2013 compared to $940,000 of cash used in the comparable prior year quarter. The increase in cash used by inventory during the quarter ended September 30, 2013 was primarily related to build up of inventory for new customer product launches and timing of inventory shipments and receipts.

During the three months ended September 30, 2013, NAIE’s operations used $1.0 million of operating cash flow primarily due to the buildup of inventory for new customer product launches and the timing of inventory receipts and sales. As of September 30, 2013, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash used in investing activities in the three months ended September 30, 2012 was $332,000 compared to $258,000 in the comparable quarter last year and were primarily associated with capital purchases. Capital expenditures for both years were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities.

Cash used in financing activies in the three months ended September 30, 2013 was $11,000 compared to $114,000 in the comparable quarter last year. Activity for both years was comprised primarily of amounts used to purchase treasury stock.

We did not have any consolidated debt as of September 30, 2013 or June 30, 2013.

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

On September 30, 2013, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $177,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $552,000. As of September 30, 2013, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,103), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of September 30, 2013, we had $14.8 million in cash and cash equivalents and $5.6 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer) concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2013.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, accusing Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of infringing NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe ‘‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement of its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ß-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas Houston Division against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by

NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Separately, Woodbolt also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO.

On July 26, 2012, the USPTO accepted the request to re-exam the ’381 patent and on August 17, 2012 the USPTO accepted the request to re-exam the ’422 patent.

A declaration of non-infringement, invalidity or unenforceability of certain of our patents could have a material adverse impact upon our business results, operations, and financial condition.

On February 13, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of San Diego) captioned Sparling v. USPLabs, LLC, et al. Case No. 37-2013-00034663-CU-PL-CTL. On March 21, 2013, co-defendant USP Labs LLC filed a Notice of Removal to the U.S. District Court for the Southern District of California, Civil Action No. 3:13-cv-00667-JLS-DHB. Specific allegations against the Company are for negligence, strict products liability, breach of express and implied warranties and wrongful death. The Company has been provided with defense counsel by its insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs, LLC. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On April 19, 2013, the Company filed a motion to dismiss the allegations against it. On October 11, 2013, the Court granted co-defendant, USPLabs’ motion to transfer the case to the U.S. District Court for the Western District of Texas. The Company’s motion is still pending.

On May 8, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Carolyne v. USPLabs, LLC, Case No. BC 508212. Specific allegations against the Company are for negligence, strict products liability and breach of express and implied warranties. The Company has been provided with defense counsel by its insurance company. Additionally, the Company has sought indemnification from co-defendant USP Labs, LLC. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On June 28, 2013, the Company filed a Demurrer to dismiss the allegations against it. The Company’s motion is still pending.

Although we believe the above litigation matters are supported by valid claims, there is no assurance NAI will prevail in these litigation matters or in similar proceedings it may initiate or that litigation expenses will be as anticipated.

ITEM 1A.	RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2013 Annual Report, as well as the other information in our 2013 Annual Report, this report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the first quarter of fiscal 2014, we repurchased 2,400 shares of our common stock at a total cost of $11,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of September 30, 2013)
July 1 , 2013 to July 31, 2013	400	$4.50	400
August 1, 2013 to August 31, 2013	2,000	$4.49	2,000	$455,215
September 1, 2013 to September 30, 2013	—	—	—

Total	2,400		2,400	$455,215

1.	On June 3, 2011, we announced a plan to repurchase up to $2 million of our shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.13 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.19 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the commission on May 13, 2005

Exhibit Number	Description	Incorporated By Reference To

10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated July 25, 2003 (English translation)	Exhibit 10.19 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated June 8, 2004 (English translation)	Exhibit 10.20 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.10	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated February 7, 2005 (English translation)	Exhibit 10.21 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.11	Amendment effective as of September 15, 2005 to Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 9, 2005 (English translation)	Exhibit 10.24 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the commission on November 4, 2005

10.12	Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.13	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.14	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.15	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.16	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.17	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.18	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.19	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

Exhibit Number	Description	Incorporated By Reference To

10.20	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.21	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.22	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.23	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.24	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.25	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.26	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010

10.27	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 1, 2010	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010

10.28	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011

10.29	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of July 1, 2011	Exhibit 10.31 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the commission on September 22, 2011

10.30	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 28, 2011	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.31	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 28, 2011 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

Exhibit Number	Description	Incorporated By Reference To

10.32	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated January 1, 2012 (English translation)	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the commission on February 13, 2012

10.33	First Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of January 6, 2012	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.34	Second Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of March 19, 2012	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.35	First Amendment to Manufacturing Agreement by and between NSA, Inc. and NAI effective as of April 1, 2012	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.36	First Amendment to Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE effective as of April 1, 2005.	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.37	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated September 3, 2012 (English translation).	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the commission on September 21, 2012

10.38	Second Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 7, 2012	Exhibit 10.38 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013

10.39	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated December 7, 2012 in the amount of $5,000,000	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013

10.40	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013

10.41	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2013*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013

10.42	Second amendment to the Amended and Restated Employment Agreement, by and between and Kenneth E. Wolf, effective July 1, 2013*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

Exhibit Number	Description	Incorporated By Reference To

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document**	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document**	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2013

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer
(principal financial and accounting officer)

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.