Form 10-Q
period 2013-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2014-02-12
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

Large accelerated filer [__]       Accelerated filer [__]        Non-accelerated filer [__]       Smaller reporting company [X]

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes [X] No

As of February 12, 2014, 6,899,455 shares of NAI's common stock were outstanding, net of 499,222 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to maintain or increase our royalty and licensing revenues;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	our ability to protect our intellectual property;

•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;

•	the costs associated with defending and resolving potential new claims, even if such claims are without merit;

•

currency exchange rates, their effect on our results of operations, including amounts that may be reclassified as earnings, the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	future levels of our revenue concentration risk;

•	sources and availability of raw materials, including the limited number of suppliers of beta-alanine;

•	inventories, including the adequacy of inventory levels to meet future customer demand and the adequacy and intended use of our facilities;

•	development of new products and marketing strategies;

•	our ability to increase our marketing and advertising efforts for our Pathway to Healing® product line, the timing of such efforts and their effect on future sales;

•	manufacturing and distribution channels, product sales and performance, and timing of product shipments;

•	current or future customer orders, product returns, and potential product recalls;

•	the impact on our business and results of operations and variations in quarterly net sales from seasonal and other factors;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification, and consolidation strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMP);

•	our ability to successfully expand our operations, including outside the United States (U.S.);

•	the adequacy of our reserves and allowances;

•	the sufficiency of our available cash, cash equivalents, and potential cash flows from operations to fund our current working capital needs and capital expenditures through the next 12 months;

•	overall industry and market performance;

•	competition and competitive advantages;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2013	June 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,415	$16,697
Accounts receivable - less allowance for doubtful accounts of $122 at December 31, 2013 and $144 at June 30, 2013	5,639	6,605
Inventories, net	11,777	10,035
Deferred income taxes	609	609
Income tax receivable	356	160
Prepaids and other current assets	858	1,217
Total current assets	35,654	35,323
Property and equipment, net	9,298	9,205
Deferred income taxes	1,527	1,527
Other noncurrent assets, net	746	585
Total assets	$47,225	$46,640
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,129	$3,539
Accrued liabilities	1,210	1,130
Accrued compensation and employee benefits	724	807
Income taxes payable	431	466
Total current liabilities	6,494	5,942
Other noncurrent liabilities, net	159	134
Deferred rent	75	225
Total liabilities	6,728	6,301
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,899,455 at December 31, 2013 and 6,914,555 at June 30, 2013	73	73
Additional paid-in capital	19,764	19,662
Accumulated other comprehensive loss	(633)	(430)
Retained earnings	23,949	23,667
Treasury stock, at cost, 499,222 shares at December 31, 2013 and 494,122 at June 30, 2013	(2,656)	(2,633)
Total stockholders’ equity	40,497	40,339
Total liabilities and stockholders’ equity	$47,225	$46,640

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net sales	$16,475	$13,686	$33,630	$30,146
Cost of goods sold	13,950	11,627	28,371	24,385
Gross profit	2,525	2,059	5,259	5,761
Selling, general & administrative expenses	2,261	2,332	4,905	5,005
Income (loss) from operations	264	(273)	354	756
Other income (expense):
Interest income	9	12	21	21
Interest expense	(2)	(5)	(5)	(11)
Foreign exchange (loss) gain	(7)	—	10	(15)
Other, net	1	—	7	—
	1	7	33	(5)
Income (loss) before income taxes	265	(266)	387	751
Provision (benefit) for income taxes	71	(368)	105	(48)
Net income	$194	$102	$282	$799
Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	5	(292)	(203)	(536)
Comprehensive income (loss)	$199	$(190)	$79	$263

Net income per common share:
Basic	$0.03	$0.01	$0.04	$0.12

Diluted	$0.03	$0.01	$0.04	$0.12

Weighted average common shares outstanding:
Basic	6,817,363	6,890,943	6,816,928	6,904,375
Diluted	6,850,356	6,900,169	6,847,172	6,914,586

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities
Net income	$282	$799
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease of uncollectible accounts receivable	(15)	(9)
Depreciation and amortization	1,537	1,508
Non-cash compensation	102	83
Pension expense	25	5
Gain on disposal of assets	(69)	(12)
Changes in operating assets and liabilities:
Accounts receivable	981	5,447
Inventories, net	(1,742)	(1,078)
Other assets	179	303
Accounts payable and accrued liabilities	234	(2,093)
Income taxes	(97)	(203)
Accrued compensation and employee benefits	(83)	(557)
Net cash provided by operating activities	1,334	4,193

Cash flows from investing activities
Capital expenditures	(1,673)	(1,132)
Proceeds from sale of property & equipment	80	12
Net cash used by investing activities	(1,593)	(1,120)

Cash flows from financing activities
Repurchase of common stock	(23)	(592)
Issuance of common stock	—	37
Net cash used by financing activities	(23)	(555)

Net (decrease) increase in cash and cash equivalents	(282)	2,518
Cash and cash equivalents at beginning of period	16,697	14,478
Cash and cash equivalents at end of period	$16,415	$16,996

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$13
Taxes	$215	$169
Disclosure of non-cash activities:
Change in unrealized loss resulting from change in fair value of derivative instruments, net of tax	$203	$536
Fixed assets in accounts payable	$29	$5

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Reclassifications

Certain items previously reported in our prior years’ condensed consolidated financial statements have been reclassified to conform with current year presentation. The reclassification relates to the classification of certain operating expenses from our NAIE operations previously classified as cost of goods sold, which are now being classified as part of selling, general & administrative expenses. This reclassification was made to reflect the change in operational activity of NAIE, which has historically been primarily a manufacturing specific operation but is now transitioning to perform additional selling and administrative functions. The reclassified amount relating to the three months ended December 31, 2012 totaled $140,000. The reclassified amount relating to the six months ended December 31, 2012 totaled $258,000. This reclassification had no effect on previously reported total assets, stockholders’ equity, or net income.

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment to previous income tax guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently evaluating the impact our adoption of this new guidance in the third quarter of the fiscal year ending June 30, 2014 (“fiscal 2014”) will have on our consolidated financial position, results of operations or cash flows.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Numerator
Net income	$194	$102	$282	$799
Denominator
Basic weighted average common shares outstanding	6,817	6,891	6,817	6,905
Dilutive effect of stock options	33	9	30	10
Diluted weighted average common shares outstanding	6,850	6,900	6,847	6,915
Basic net income per common share	$0.03	$0.01	$0.04	$0.12
Diluted net income per common share	$0.03	$0.01	$0.04	$0.12

Shares related to stock options representing the right to acquire 300,019 shares of common stock for the three months ended December 31, 2013, and 315,885 shares for the six months ended December 31, 2013, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

In February 2012 and June 2012, we amended the Agreement and extended Abbott’s termination rights initially through July 31, 2012 and then further through October 31, 2012 in exchange for two payments of $354,167 each by Abbott to NAI. Abbott made the first payment on March 13, 2012 and the second payment on July 12, 2012. In October 2012, the Agreement was amended for a third time. Unless earlier terminated by Abbott, the amendment requires Abbott to pay to NAI (i) upon earlier of achievement of certain milestones or December 1, 2012, additional license fees of $204,167; (ii) upon earlier of achievement of certain milestones or June 1, 2013, additional license fees of $204,167; (iii) upon earlier of achievement of certain milestones or July 1, 2013, additional license fees of $150,000; (iv) upon earlier of achievement of certain milestones or December 1, 2013, additional license fees of $150,000; and (v) approximately $2.8 million payable over four annual payments beginning on March 31, 2014. The payment noted in (i) was collected in December 2012, the payment noted in (ii) was collected in May 2013, the payment noted in (iii) was collected in July 2013 and the payment noted in (iv) was collected in January 2014.

Effective November 27, 2013, citing further time and cost required to bring its anticipated product to market, Abbott exercised its right to terminate the Agreement.

We recorded royalty and licensing income as a component of revenue in the amount of $1.2 million during the three months ended December 31, 2013 and $2.7 million during the six months ended December 31, 2013. We recorded royalty and licensing income as a component of revenue in the amount of $824,000 during the three months ended December 31, 2012 and $2.2 million during the six months ended December 31, 2012. These royalty and licensing income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired the patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $143,000 during the three months ended December 31, 2013 and $380,000 during the six months ended December 31, 2013. We recognized royalty expense as a component of cost of goods sold in the amount of $97,000 during the three months ended December 31, 2012 and $293,000 during the six months ended December 31, 2012.

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

During fiscal 2013 we granted a total of 98,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. Each restricted share will vest over three years and these shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. During the three months ended September 30, 2013, 10,000 of these shares were forfeited due to the termination of employment of one of the grantees. We did not grant any restricted shares during the three or six months ended December 31, 2013.

Our net income included stock based compensation expense of approximately $54,000 for the three months ended December 31, 2013 and approximately $102,000 for the six months ended December 31, 2013. Our net income included stock based compensation expense of approximately $43,000 for the three months ended December 31, 2012 and approximately $83,000 for the six months ended December 31, 2012.

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

As of December 31, 2013 and June 30, 2013, we did not have any financial assets or liabilities classified as Level 1, except for assets related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of December 31, 2013 was a net liability of $394,000. The fair value of our forward exchange contracts as of June 30, 2013 was an asset of $95,000. As of December 31, 2013 and June 30, 2013, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2013 or the three and six month periods ended December 31, 2013.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31, 2013	June 30, 2013
Raw materials	$8,321	$6,516
Work in progress	2,673	1,576
Finished goods	1,269	2,358
Reserves	(486)	(415)
	$11,777	$10,035

C. Property and Equipment, net

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years			December 31, 2013	June 30, 2013
Land		N/A		$393	$393
Building and building improvements	7	–	39	2,793	2,793
Machinery and equipment	3	–	12	27,117	26,141
Office equipment and furniture	3	–	5	3,182	3,030
Vehicles		3		208	136
Leasehold improvements	1	–	15	10,825	10,771
Total property and equipment				44,518	43,264
Less: accumulated depreciation and amortization				(35,220)	(34,059)
Property and equipment, net				$9,298	$9,205

D. Other comprehensive (loss) income

	Three Months Ended December 31, 2013
	Defined Benefit Pension Plan	Unrealized Losses on Cash Flow Hedges	Total

Balance as of September 30, 2013	$(482)	$(156)	$(638)

Other comprehensive loss before reclassifications	—	(149)	(149)
Amounts reclassified from OCI	—	157	157

Tax effect of OCI activity	—	(3)	(3)
Other comprehensive loss	—	5	5
Balance as of December 31, 2013	$(482)	$(151)	$(633)

	Six Months Ended December 31, 2013
	Defined Benefit Pension Plan	Unrealized Losses on Cash Flow Hedges	Total

Balance as of June 30, 2013	$(482)	$52	$(430)

Other comprehensive loss before reclassifications	—	(568)	(568)
Amounts reclassified from OCI	—	231	231

Tax effect of OCI activity	—	134	134
Other comprehensive loss	—	(203)	(203)
Balance as of December 31, 2013	$(482)	$(151)	$(633)

During the three months ended December 31, 2013, the amounts reclassified from OCI were comprised of $163,000 of losses reclassified to net revenues and $6,000 related to the amortization of forward points reclassified to other income. During the six months ended December 31, 2013, the amounts reclassified from OCI were comprised of $245,000 of losses reclassified to net revenues and $14,000 related to the amortization of forward points reclassified to other income.

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

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) net income after taxes of not less than $750,000 on a trailing four quarter basis as of the end of each calendar quarter beginning with the four quarter period ended December 31, 2010; and (ii) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 2.75% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 2.50% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before November 1, 2015; provided, however, that we must maintain a zero balance on advances under the line of credit for a period of at least 30 consecutive days during each fiscal year. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2014, and with Bank of America, N.A. in effect until March 5, 2014.

On December 31, 2013, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.5 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $180,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $561,000. As of December 31, 2013, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,123), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the six months ended December 31, 2013. As of December 31, 2013, we had $5.6 million available under our credit facilities.

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

The components included in the net periodic expense for the three- and six-month periods ended December 31 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Interest cost	$22	$22	$44	$44
Expected return on plan assets	(9)	(3)	(19)	(5)
Net periodic expense	$13	$19	$25	$39

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$5,229	35%	$7,335	59%	$10,509	35%	$15,059	55%
Customer 2	2,026	14	1,709	14	5,660	19	4,618	17
Customer 3	3,070	20	1,361	11	5,038	17	(a)	(a)
	$10,325	69%	$10,405	84%	$21,207	71%	$19,677	72%

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

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	(a)	(a)	$732	13%	(a)	(a)	$1,223	10%
	(a)	(a)	$732	13%	(a)	(a)	$1,223	10%
(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net Sales
Private label contract manufacturing	$15,044	$12,524	$30,364	$27,268
Patent and trademark licensing	1,153	824	2,671	2,198
Branded products	278	338	595	680
	$16,475	$13,686	$33,630	$30,146

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Income from Operations
Private label contract manufacturing	$903	$624	$1,718	$2,570
Patent and trademark licensing	497	171	929	318
Branded products	8	40	14	74
Income from operations of reportable segments	1,408	835	2,661	2,962
Corporate expenses not allocated to segments	(1,144)	(1,108)	(2,307)	(2,206)
	$264	$(273)	$354	$756

	December 31, 2013	June 30, 2013
Total Assets
Private label contract manufacturing	$45,755	$45,032
Patent and trademark licensing	1,153	1,388
Branded products	317	220
	$47,225	$46,640

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
United States	$8,215	$8,173	$17,702	$17,804
Markets outside the United States	8,260	5,513	15,928	12,342
Total net sales	$16,475	$13,686	$33,630	$30,146

Products manufactured by NAIE accounted for approximately 49% of net sales in markets outside the U.S. for the three months ended December 31, 2013, and 74% for the three months ended December 31, 2012. NAIE accounted for 52% of net sales in markets outside the U.S. for the six months ended December 31, 2013, and 71% for the six months ended December 31, 2012. No products manufactured by NAIE were sold in the U.S. during the six months ended December 31, 2013 and 2012.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Six Months Ended
	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013	December 31, 2013	December 31, 2012
United States	$6,924	$6,728	$32,998	$32,450	$1,433	$417
Europe	2,374	2,477	14,227	14,190	240	715
	$9,298	$9,205	$47,225	$46,640	$1,673	$1,132

I. Income Taxes

The effective tax rate for the three months ended December 31, 2013 was an expense of 26.8% and the effective tax rate for the six months ended December 31, 2013 was an expense of 27.1%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the recognition of state taxes partially offset by the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

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

We are subject to taxation in the U.S., Switzerland, and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2005 and forward are subject to examination by U.S. and state tax authorities and our tax years for the fiscal year ended June 30, 2007 and forward are subject to examination by the Switzerland tax authorities.

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

J. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. For the year ended June 30, 2013, we purchased 132,132 shares at a weighted average cost of $5.32 per share and a total cost of $703,000, including commissions and fees. During the three months ended December 31, 2013, we purchased an additional 2,700 shares at a weighted average cost of $4.55 per share and a total cost of $12,000 including commissions and fees. During the six months ended December 31, 2013, we purchased 5,100 shares at a weighted average cost of $4.55 per share and a total cost of $23,000 including commissions and fees.

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

During the three and six months ended December 31, 2013 we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2014. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three and six months ended December 31, 2013, we did not have any losses or gains related to the ineffective portion of our hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of December 31, 2013, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $8.7 million (EUR 6.6 million). As of December 31, 2013, a net loss of approximately $275,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that the entire OCI balance will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of December 31, 2013, the fair value of our cash flow hedges was a net liability of $394,000, which was classified in accrued liabilities in our Condensed Consolidated Balance Sheets. During the three months ended December 31, 2013 we recognized $149,000 of losses in OCI and reclassified $163,000 of losses from OCI to revenue. During the six months ended December 31, 2013 we recognized $568,000 of losses in OCI and reclassified $245,000 of losses from OCI to revenue. As of June 30, 2013, $133,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $38,000 was classified in other non-current assets, net and $76,000 was classified in accrued liabilities in our Consolidated Balance Sheets. During the three months ended December 31, 2012 we recognized $292,000 of losses in OCI and reclassified $193,000 of gains from OCI to revenue. During the six months ended December 31, 2012 we recognized $384,000 of losses in OCI and reclassified $507,000 of gains from OCI to revenue.

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

On September 8, 2011, NAI and CSI filed a complaint in the U.S. District Court for the District of Delaware against DNP International Co., Inc. (DNP) alleging claims of unfair competition, violation of the Delaware Deceptive Trade Practices Act and interference with business relations. On December 22, 2011, DNP filed a complaint in the U.S. District Court for the District of Delaware against NAI and CSI for declaratory judgment of non-infringement and invalidity of three of NAI’s patents. On January 27, 2012, DNP amended its complaint to add declaratory judgment claims against a fourth NAI patent (“381 patent). On February 6, 2012, the Company and CSI moved to dismiss the cases related to the three previously asserted patents for lack of subject matter jurisdiction. On the same day, the Company filed its answer and counterclaims for infringement by DNP of the “381 patent. DNP subsequently agreed to voluntarily dismiss CSI from the lawsuit. On March 2, 2012, the Court ordered the dismissal of CSI. On April 15, 2013, the Court consolidated the two lawsuits referenced above for purposes of pretrial matters. The Court also entered a Scheduling Order setting a trial date in April 2015.

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging infringement by Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe the “381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement its “422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ß-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the “381 and “422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent no. 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the “865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Woodbolt has also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-examine the ’381 patent. On December 6, 2013, the USPTO rejected the claims of the “381 patent and issued a right of appeal notice. On January 6, 2014, the Company filed its notice of appeal. On August 17, 2012, the USPTO accepted the request to re-exam the ’422 patent.

A declaration of non-infringement, invalidity or unenforceability of certain of our patents could have a material adverse impact upon our business results, operations, and financial condition.

On February 13, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of San Diego) captioned Sparling v. USPLabs, LLC, et al. Case No. 37-2013-00034663-CU-PL-CTL. On March 21, 2013, co-defendant USP Labs LLC filed a Notice of Removal to the U.S. District Court for the Southern District of California, Civil Action No. 3:13-cv-00667-JLS-DHB. Specific allegations against the Company are for negligence, strict products liability, breach of express and implied warranties and wrongful death. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs, LLC. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On April 19, 2013, the Company filed a motion to dismiss the allegations against it. On October 11, 2013, the Court granted a motion by co-defendant, USPLabs’, to transfer the case to the U.S. District Court for the Western District of Texas. The Company’s motion is still pending.

On May 8, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Carolyne v. USPLabs, LLC, Case No. BC 508212. Specific allegations against the Company are for negligence, strict products liability, breach of express and implied warranties. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On June 28, 2013, the Company filed a demurrer seeking dismissal of the allegations against it. The Company’s motion is still pending.

On November 1, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of San Diego) captioned Reed v. USPLabs, LLC, Case No. 37-2013-00074052. Specific allegations against the Company are for negligence, strict products liability, and breach of express and implied warranties. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The case has been removed to U.S. District Court for the Southern District of California. On December 27, 2013, the Company filed a motion to dismiss the allegations against it. The Company’s motion is still pending.

On November 1, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in U.S. District Court for the Western District of Texas captioned Ogbonna v. USPLabs, LLC, Case No. 13-cv-340. While the Company is named in the caption, the complaint does not contain any specific allegations against the CompanyThe Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The case has been removed to U.S. District Court for the Southern District of California. On January 28, 2014, the Company filed a motion to dismiss the allegations against it. The Company’s motion is still pending. Plaintiffs’ motion to remand the case to state court is also pending.

On January 24, 2014, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Little v. USPLabs, LLC, Case No. BC534065. Specific allegations against the Company are for negligence, strict products liability, and breach of express and implied warranties. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The Company intends to file a Demurrer to dismiss the allegations against it.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2013. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2013 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the first six months of fiscal 2014, our net sales were 11.6% higher than in the first six months of fiscal 2013. Private label contract manufacturing sales increased 11.4% due primarily to higher volumes of existing products to existing customers and new product sales to new customers. This increase was partially offset by lower average sales prices for a portion of our higher volume products, an unfavorable sales mix at our NAIE division, and lower average EUR exchange rates. Revenue concentration risk for our two largest private label contract manufacturing customers decreased to 54% as a percentage of our total private label contract manufacturing sales for the first six months of fiscal 2014 compared to 72% in the first six months of fiscal 2013. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease marginally during the remainder of fiscal 2014 with the anticipated addition of new customer sales and increased sales to other existing customers.

During the first six months of fiscal 2014, CarnoSyn® beta-alanine royalty and licensing revenue increased 21.5% to $2.7 million as compared to $2.2 million for the first six months of fiscal 2013. Included in the royalty and licensing revenue during the first six months of fiscal 2013 was $103,000 of raw material sales of beta-alanine as compared to zero raw material sales in the same period in fiscal 2014. We did not have any beta-alanine raw material inventory as of both September 30, 2013 and September 30, 2012. We do not anticipate the direct purchase and sale of material quantities of beta-alanine raw material during the remainder of fiscal 2014.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $1.3 million during the first six months of fiscal 2014 and $1.4 million during the comparable period in fiscal 2013. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2013 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, maintaining our patent rights, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products declined 12.5% in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013 due to the continued softening of sales of our Pathway to Healing® product line.

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

Our critical accounting policies are discussed under Item 7 of our 2013 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the three months ended December 31, 2013 other than as listed under Item A to our Notes to Condensed Consolidated Financial Statement contained in this Quarterly Report.

Results of Operations

The results of our operations for the three- and six-month periods ended December 31 were as follows (dollars in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2013	2012	% Change	2013	2012	% Change
Private label contract manufacturing	$15,044	$12,524	20.1	$30,364	$27,268	11.4
Patent and trademark licensing	1,153	824	39.9	2,671	2,198	21.5
Branded products	278	338	(17.8)	595	680	(12.5)
Total net sales	16,475	13,686	20.4	33,630	30,146	11.6
Cost of goods sold	13,950	11,627	20.0	28,371	24,385	16.3
Gross profit	2,525	2,059	22.6	5,259	5,761	(8.7)
Gross profit %	15.3%	15.0%		15.6%	19.1%
Selling, general & administrative expenses	2,261	2,332	(3.0)	4,905	5,005	(2.0)
% of net sales	13.7%	17.0%		14.6%	16.6%
Income (loss) from operations	264	(273)	196.7	354	756	(53.2)
% of net sales	1.6%	(2.0)%		1.1%	2.5%
Other (income) expense, net	(1)	(7)	(85.7)	(33)	5	760.0
Income (loss) before income taxes	265	(266)	199.6	387	751	(48.5)
% of net sales	1.6%	(1.9)%		1.2%	2.5%
Income tax expense (benefit)	71	(368)	119.3	105	(48)	(318.8)
Net income	$194	$102	90.2	$282	$799	(64.7)
% of net sales	1.2%	0.7%		0.8%	2.7%

The percentage increase in contract manufacturing net sales was primarily attributed to the following for the three- and six-month periods ended December 31, 2013:

	Three Months Ended	Six Months Ended
Mannatech, Incorporated (1)	2.5%	3.8%
NSA International, Inc. (2)	(16.8)	(16.7)
Other customers (3)	34.4	24.3
Total	20.1%	11.4%

1	Net sales to Mannatech, Incorporated increased primarily as a result of higher volumes of established products in existing markets.

2

The decrease in net sales to NSA International, Inc. (NSA) for the three months ended December 31, 2013 included a decrease in international sales of 40.9% and a decrease in domestic sales of 18.4%. The decrease in net sales to NSA for the six months ended December 31, 2013 included a decrease in international sales of 40.0% and a decline in domestic sales of 21.7%. The international sales decrease is primarily due to a customer driven inventory reduction program initiated during the first quarter of 2014, decreased demand by NSA’s consumers, and lower average EUR exchange rates. NSA’s inventory reduction program was substantially completed during our second quarter ended December 31, 2013. The domestic decrease is primarily due to lower average sales prices and lower sales primarily associated with a customer driven packaging reconfiguration that was launched during the first quarter of 2014. This new packaging configuration was completed as of September 30, 2013.

3	The increase in net sales to other customers was primarily due to sales of new products for new customers and a net increase in sales of existing products for other existing customers.

Net sales from our patent and trademark licensing segment increased 39.9% during the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 primarily due to increased market demand for CarnoSyn® beta-alanine partially offset by a $204,000 decrease in license fees received from Abbott. Net sales from our patent and trademark licensing segment increased 21.5% during the six months ended December 31, 2013 as compared to the comparable six month period last year primarily due to increased market demand for CarnoSyn® beta-alanine partially offset by a $408,000 decrease in license fees received from Abbott and a $103,000 decrease in beta-alanine raw material sales. Effective November 27, 2013 Abbott terminated our beta-alanine license and supply agreement. As a result, no further license fee payments will be paid to us under this agreement.

Net sales from our branded products segment decreased 17.8% during the second quarter of fiscal 2014 as compared to the comparable quarter in fiscal 2013 and 12.5% during the six months ended December 31, 2013 compared to the comparable six month period last year due primarily to the continued softening of the Pathway to Healing® product line.

Gross profit margin increased 0.3 percentage points during the second quarter of fiscal 2014 from the comparable quarter in fiscal 2013 and decreased 3.5 percentage points during the six months ended December 31, 2013 from the comparable six month period last year. The change in gross profit margin was primarily due to the following for the three- and six-month periods ended December 31, 2013:

	Three Months Ended	Six Months Ended
Contract manufacturing:
Shift in sales and material mix(1)	(3.7)%	(5.5)%
Changes in overhead expenses(1)	1.9	0.4
Changes in direct and indirect labor(1)	1.7	1.1
Patent and trademark licensing(2)	0.8	0.7
Branded products operations(3)	(0.4)	(0.2)
Total	0.3%	(3.5)%

[1]

Private label contract manufacturing gross profit margin decreased 0.1 percentage points in the second quarter of fiscal 2014 and 4.5 percentage points in the first six months of fiscal 2014 as compared to the comparable periods in fiscal 2013. The decrease in gross profit as a percentage of sales was primarily due to lower average sales prices for a portion of our higher volume products, an unfavorable shift in sales mix to lower margin products, and lower average EUR exchange rates.

[2]

Patent and trademark licensing gross profit margin decreased 0.6 percentage points to 87.6% in the second quarter of fiscal 2014 from 88.2% in the second quarter of fiscal 2013 due to a change in the mix of the source of revenue in fiscal 2014 as compared to fiscal 2013. Despite the decrease in segment gross profit, the patent and trademark licensing segment favorably impacted the consolidated gross profit as it made up a larger portion of total sales. During the first six months of fiscal 2014, patent and trademark licensing gross profit margin increased 2.9 percentage points to 85.8% from 82.9% in the first six month of fiscal 2013 due to a change in the mix of the source of revenue in fiscal 2014 as compared to fiscal 2013. In addition, the patent and trademark licensing segment contributed favorably to consolidated gross profit due to the overall increase in revenue and due to the fact that such revenue represented a larger portion of total sales.

[3]

Branded products gross profit margin decreased 4.8 percentage points to 35.7% in the second quarter of fiscal 2014 from 40.5% in the second quarter of fiscal 2013. During the first six months of fiscal 2014, gross profit percentage decreased 0.3 percentage points to 38.4% from 38.7% during the first six months of fiscal 2013. The decrease in gross profit margin is due primarily to sales mix.

Selling, general and administrative expenses decreased $71,000, or 3.0%, during the second quarter of fiscal 2014 as compared to the comparable prior year period. During the first six months of fiscal 2014, selling, general and administrative expenses decreased $100,000, or 2.0%, as compared to the comparable prior year period.

Other income, net decreased $6,000 during the second quarter of fiscal 2014 from the comparable quarter last year. Other income, net increased $38,000 during the six month period ended December 31, 2013 from the comparable six month period last year due primarily to favorable balance sheet conversion foreign currency exchange activity.

Our income taxes expense increased $439,000 to an expense of $71,000 during the second quarter of fiscal 2014 compared to a benefit of $368,000 during the second quarter of fiscal 2013. The increase during the quarter was primarily due to increased pre-tax income year over year. During the six months ended December 31, 2013 income tax expense increased $153,000 to an expense of $105,000 as compared to a benefit of $48,000 in same six month period the prior fiscal year. The increase was primarily due to change in the estimated effective tax rate year over year.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $1.3 million for the six months ended December 31, 2013 compared to $4.2 million provided by operating activities in the comparable period in the prior year.

At December 31, 2013, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, provided $981,000 in cash during the six months ended December 31, 2013 compared to providing $5.4 million in the comparable period in the prior year. The decrease in cash provided by accounts receivable during the six months ended December 31, 2013 was primarily due to the collection of amounts due from sales of beta-alanine raw materials during the first six months of fiscal 2013 with no such corresponding activity in fiscal 2014 along with timing of sales year over year. Days sales outstanding was 33 days as of December 31, 2013 compared to 37 days as of December 31, 2012.

At December 31, 2013, changes in inventory used $1.7 million in cash as compared to using $1.1 million of cash in the comparable prior year period. The increase in cash used by inventory during the six months ended December 31, 2013 was primarily related to the build-up of inventory for new customer product launches and timing of inventory shipments and receipts.

Approximately $696,000 of our operating cash flow was generated by NAIE in the six months ended December 31, 2013. As of December 31, 2013, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $1.7 million during the six months ended December 31, 2013 compared to $1.1 million in the comparable period in the prior year. Capital expenditures during the six months ended December 31, 2013 and December 31, 2012 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities

We did not have any consolidated debt as of either December 31, 2013 or June 30, 2013.

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

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) net income after taxes of not less than $750,000 on a trailing four quarter basis as of the end of each calendar quarter beginning with the four quarter period ended December 31, 2010; and (ii) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 2.75% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 2.50% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before November 1, 2015; provided, however, that we must maintain a zero balance on advances under the line of credit for a period of at least 30 consecutive days during each fiscal year. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2014, and with Bank of America, N.A. in effect until March 5, 2014.

On December 31, 2013, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.5 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $180,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $561,000. As of December 31, 2013, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,123), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of December 31, 2013, we had $16.4 million in cash and cash equivalents and $5.6 million available under our credit facilities. Of these amounts, $6.8 million of cash and cash equivalents and $561,000 of the amount available under our credit facilities were held by NAIE. Our intent is to permanently reinvest all of our earnings from foreign operations, and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund our U.S. operations, we may be required to accrue and pay additional U.S. taxes to repatriate any such funds. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of December 31, 2013.

There were no changes to our internal control over financial reporting during the quarterly period ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 12, 2014, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

On September 8, 2011, NAI and CSI filed a complaint in the U.S. District Court for the District of Delaware against DNP International Co., Inc. (DNP) alleging claims of unfair competition, violation of the Delaware Deceptive Trade Practices Act and interference with business relations. On December 22, 2011, DNP filed a complaint in the U.S. District Court for the District of Delaware against NAI and CSI for declaratory judgment of non-infringement and invalidity of three of NAI's patents. On January 27, 2012, DNP amended its complaint to add declaratory judgment claims against a fourth NAI patent (“381 patent). On February 6, 2012, the Company and CSI moved to dismiss the cases related to the three previously asserted patents for lack of subject matter jurisdiction. On the same day, the Company filed its answer and counterclaims for infringement by DNP of the “381 patent. DNP subsequently agreed to voluntarily dismiss CSI from the lawsuit. On March 2, 2012, the Court ordered the dismissal of CSI. On April 15, 2013, the Court consolidated the two lawsuits referenced above for purposes of pretrial matters. The Court also entered a Scheduling Order setting a trial date in April 2015.

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging infringement by Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe ““381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement of its “422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ß-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the “381 and “422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent no. 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the “865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Separately, Woodbolt also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO.

On July 26, 2012, the USPTO accepted the request to re-exam the ’381 patent. On December 6, 2013, the USPTO rejected the claims of the “381 patent and issued a right of appeal notice. On January 6, 2014, NAI filed its notice of appeal. On August 17, 2012 the USPTO accepted the request to re-exam the ’422 patent.

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

On November 1, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of San Diego) captioned Reed v. USPLabs, LLC, Case No. 37-2013-00074052. Specific allegations against the Company are for negligence, strict products liability, and breach of express and implied warranties. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The case has been removed to U.S. District Court for the Southern District of California. On December 27, 2013, the Company filed a motion to dismiss the allegations against it. The Company’s motion is still pending.

On November 1, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in U.S. District Court for the Western District of Texas captioned Ogbonna v. USPLabs, LLC, Case No. 13-cv-340. While the Company is named in the caption, the complaint does not contain any specific allegations against the CompanyThe Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The case has been removed to U.S. District Court for the Southern District of California. On January 28, 2014, the Company filed a motion to dismiss the allegations against it. The Company’s motion is still pending. Plaintiffs’ motion to remand the case to state court is also pending.

On January 24, 2014, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Little v. USPLabs, LLC, Case No. BC534065. Specific allegations against the Company are for negligence, strict products liability, and breach of express and implied warranties. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The Company intends to file a Demurrer to dismiss the allegations against it.

Although we believe the above litigation matters are supported by valid claims, there is no assurance NAI will prevail in these litigation matters or in similar proceedings it may initiate or that litigation expenses will be as anticipated.

ITEM 1A. RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2013 Annual Report, as well as the other information in our 2013 Annual Report, this report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock. Additional risks and uncertainties not currently known to us, or that we currently believe to be immaterial, also may materially adversely affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the quarter ended December 31, 2013, we repurchased 2,700 shares of our common stock at a total cost of $12,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of December 31, 2013)
October 1, 2013 to October 31, 2013	—	—	—
November 1, 2013 to November 30, 2013	—	—	—
December 1, 2013 to December 31, 2013	2,700	$4.55	2,700	$442,934
Total	2,700		2,700	$442,934
1.	On June 3, 2011, we announced a plan to repurchase up to $2 million in shares of our common stock.

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

Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006
10.13	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007
10.14	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.15	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.16	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.17	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.18	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.19	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.20	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.21	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.22	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.23	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.24	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.25	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010
10.26	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.27	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 1, 2010	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010
10.28	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.29	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of July 1, 2011	Exhibit 10.31 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the commission on September 22, 2011
10.30	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 28, 2011	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011
10.31	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 28, 2011 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011
10.32	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated January 1, 2012 (English translation)	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the commission on February 13, 2012
10.33	First Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of January 6, 2012	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012
10.34	Second Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of March 19, 2012	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.35	First Amendment to Manufacturing Agreement by and between NSA, Inc. and NAI effective as of April 1, 2012	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012
10.36	First Amendment to Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE effective as of April 1, 2005.	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.37	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated September 3, 2012 (English translation).	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the commission on September 21, 2012

10.38	Second Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 7, 2012	Exhibit 10.38 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013
10.39	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated December 7, 2012 in the amount of $5,000,000	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013
10.40	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.41	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2013*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.42	Second amendment to the Amended and Restated Employment Agreement, by and between and Kenneth E. Wolf, effective July 1, 2013*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.43	Third Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 1, 2013	Filed herewith
10.44	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 1, 2013 in the amount of $5,000,000	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document**	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document**	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	Furnished herewith

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2014

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.