Form 10-Q
period 2014-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2014-05-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

[_] Yes [X] No

As of May 13, 2014, 6,997,754 shares of NAI's common stock were outstanding, net of 515,923 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2014	June 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,217	$16,697
Accounts receivable - less allowance for doubtful accounts of $140 at March 31, 2014 and $144 at June 30, 2013	6,843	6,605
Inventories, net	14,367	10,035
Deferred income taxes	567	609
Income tax receivable	389	160
Prepaid expenses and other current assets	1,253	1,217
Total current assets	38,636	35,323
Property and equipment, net	8,875	9,205
Deferred income taxes	1,116	1,527
Other noncurrent assets, net	902	585
Total assets	$49,529	$46,640
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,658	$3,539
Accrued liabilities	2,102	1,130
Accrued compensation and employee benefits	961	807
Income taxes payable	462	466
Total current liabilities	8,183	5,942
Other noncurrent liabilities, net	171	134
Deferred rent	—	225
Total liabilities	8,354	6,301
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,997,754 at March 31, 2014 and 6,914,555 at June 30, 2013	74	73
Additional paid-in capital	19,809	19,662
Accumulated other comprehensive loss	(586)	(430)
Retained earnings	24,571	23,667
Treasury stock, at cost, 515,923 shares at March 31, 2014 and 494,122 at June 30, 2013	(2,693)	(2,633)
Total stockholders’ equity	41,175	40,339
Total liabilities and stockholders’ equity	$49,529	$46,640

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net sales	$19,127	$15,835	$52,757	$45,981
Cost of goods sold	15,685	12,972	44,056	37,357
Gross profit	3,442	2,863	8,701	8,624
Selling, general & administrative expenses	2,274	2,294	7,179	7,299
Income from operations	1,168	569	1,522	1,325
Other (expense) income:
Interest income	7	14	28	35
Interest expense	(3)	(5)	(8)	(16)
Foreign exchange loss	(25)	(57)	(15)	(72)
Other, net	(94)	—	(87)	—
	(115)	(48)	(82)	(53)
Income before income taxes	1,053	521	1,440	1,272
Provision for income taxes	431	343	536	295
Net income	$622	$178	$904	$977
Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	83	124	(120)	(412)
Change in minimum pension liability, net of tax	(36)	—	(36)	—
Comprehensive income	$669	$302	$748	$565

Net income per common share:
Basic	$0.09	$0.03	$0.13	$0.14
Diluted	$0.09	$0.03	$0.13	$0.14
Weighted average common shares outstanding:
Basic	6,819,071	6,841,163	6,817,643	6,883,304
Diluted	6,842,951	6,843,897	6,845,765	6,891,023

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$904	$977
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease of uncollectible accounts receivable	(15)	(101)
Depreciation and amortization	2,325	2,275
Deferred income taxes	453	—
Non-cash compensation	148	135
Pension expense	37	7
Gain on disposal of assets	(27)	(22)
Changes in operating assets and liabilities:
Accounts receivable	(223)	2,737
Inventories, net	(4,332)	(1,725)
Other assets	(401)	110
Accounts payable and accrued liabilities	1,748	(1,934)
Income taxes	(200)	59
Accrued compensation and employee benefits	154	(451)
Net cash provided by operating activities	571	2,067

Cash flows from investing activities
Capital expenditures	(2,198)	(1,379)
Proceeds from the sale of property & equipment	207	31
Net cash used by investing activities	(1,991)	(1,348)

Cash flows from financing activities
Issuance of common stock	—	37
Repurchase of common stock	(60)	(596)
Net cash used by financing activities	(60)	(559)

Net (decrease) increase in cash and cash equivalents	(1,480)	160
Cash and cash equivalents at beginning of period	16,697	14,478
Cash and cash equivalents at end of period	$15,217	$14,638

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13	$13
Taxes	$305	$255
Disclosure of non-cash activities:
Change in unrealized loss resulting from change in fair value of derivative instruments, net of tax	$120	$412
Fixed assets in accounts payable	$5	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Reclassifications

Certain items previously reported in our prior years’ condensed consolidated financial statements have been reclassified to conform with current year presentation. The reclassification relates to the classification of certain operating expenses from our NAIE operations previously classified as cost of goods sold, which are now being classified as part of selling, general & administrative expenses. This reclassification was made to reflect the change in operational activity of NAIE, which has historically been primarily a manufacturing specific operation but is now transitioning to perform additional selling and administrative functions. The reclassified amount relating to the three months ended March 31, 2013 totaled $85,000. The reclassified amount relating to the nine months ended March 31, 2013 totaled $343,000. This reclassification had no effect on previously reported total assets, stockholders’ equity, or net income.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment to previous income tax guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We adopted Accounting Standard Update 2013-11 during our third quarter of fiscal 2014 and there was not significant impact to our consolidated financial statements as a result of our adoption of this amendment.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Numerator
Net income	$622	$178	$904	$977
Denominator
Basic weighted average common shares outstanding	6,819	6,841	6,818	6,883
Dilutive effect of stock options	24	3	28	8
Diluted weighted average common shares outstanding	6,843	6,844	6,846	6,891
Basic net income per common share	$0.09	$0.03	$0.13	$0.14
Diluted net income per common share	$0.09	$0.03	$0.13	$0.14

Shares related to stock options representing the right to acquire 280,019 shares of common stock for the three months ended March 31, 2014, and 303,929 shares for the nine months ended March 31, 2014, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. We have sold this ingredient to a customer and, since March 2009, we have had an agreement with Compound Solutions, Inc. (CSI) under which we have agreed to grant a license of certain of our patent rights to customers of CSI who purchase beta-alanine from CSI. Before October 1, 2011, we received a fee from CSI that varied based on the amount of net sales of beta-alanine sold by CSI less CSI’s costs and other agreed upon expenses. As of October 1, 2011, we receive a fee from CSI that varies based on the quantity of beta-alanine sold by CSI and the source of such beta-alanine.

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

We recorded royalty and licensing income as a component of revenue in the amount of $1.1 million during the three months ended March 31, 2014 and $3.8 million during the nine months ended March 31, 2014. We recorded royalty and licensing income as a component of revenue in the amount of $1.0 million during the three months ended March 31, 2013 and $3.2 million during the nine months ended March 31, 2013. These royalty and licensing income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $143,000 during the three months ended March 31, 2014 and $523,000 during the nine months ended March 31, 2014. We recognized royalty expense as a component of cost of goods sold in the amount of $133,000 during the three months ended March 31, 2013 and $426,000 during the nine months ended March 31, 2013.

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

During fiscal 2013 we granted a total of 98,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. Each restricted share will vest over three years and these shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. During the three months ended September 30, 2013, 10,000 of these shares were forfeited due to the termination of employment of one of the grantees. On March 7, 2014 we granted 105,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. These restricted stock grants will vest over three years and cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested.

Our net income included stock based compensation expense of approximately $46,000 for the three months ended March 31, 2014 and approximately $148,000 for the nine months ended March 31, 2014. Our net income included stock based compensation expense of approximately $52,000 for the three months ended March 31, 2013 and approximately $135,000 for the nine months ended March 31, 2013.

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

As of March 31, 2014 and June 30, 2013, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of March 31, 2014 was a net liability of $204,000. The fair value of our forward exchange contracts as of June 30, 2013 was an asset of $95,000. As of March 31, 2014 and June 30, 2013, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets between Levels 1, 2 and 3 during fiscal 2013 or the nine month period ended March 31, 2014.

B. Inventories

Inventories, net consisted of the following (in thousands):

	March 31, 2014	June 30, 2013
Raw materials	$10,214	$6,516
Work in progress	3,376	1,576
Finished goods	1,582	2,358
Reserves	(805)	(415)
	$14,367	$10,035

C. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	March 31, 2014	June 30, 2013
Land	N/A	$393	$393
Building and building improvements	7 – 39	2,793	2,793
Machinery and equipment	3 – 12	26,523	26,141
Office equipment and furniture	3 – 5	3,206	3,030
Vehicles	3	209	136
Leasehold improvements	1 – 15	10,921	10,771
Total property and equipment		44,045	43,264
Less: accumulated depreciation and amortization		(35,170)	(34,059)
Property and equipment, net		$8,875	$9,205

D. Other comprehensive (loss) income

	Three Months Ended March 31, 2014
	Defined Benefit Pension Plan	Unrealized Losses on Cash Flow Hedges	Total

Balance as of December 31, 2013	$(482)	$(151)	$(633)

Other comprehensive loss before reclassifications	—	35	35
Amounts reclassified from OCI	—	112	112

Tax effect of OCI activity	(36)	(64)	(100)
Other comprehensive loss	(36)	83	47
Balance as of March 31, 2014	$(518)	$(68)	$(586)

	Nine Months Ended March 31, 2014
	Defined Benefit Pension Plan	Unrealized Losses on Cash Flow Hedges	Total

Balance as of June 30, 2013	$(482)	$52	$(430)

Other comprehensive loss before reclassifications	—	(533)	(533)
Amounts reclassified from OCI	—	343	343

Tax effect of OCI activity	(36)	70	34
Other comprehensive loss	(36)	(120)	(156)
Balance as of March 31, 2014	$(518)	$(68)	$(586)

During the three months ended March 31, 2014, the amounts reclassified from OCI were comprised of $116,000 of losses reclassified to net revenues and $4,000 related to the amortization of forward points reclassified to other income. During the nine months ended March 31, 2014, the amounts reclassified from OCI were comprised of $361,000 of losses reclassified to net revenues and $18,000 related to the amortization of forward points reclassified to other income.

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2014, and with Bank of America, N.A. in effect until August 15, 2015.

On March 31, 2014, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.5 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $180,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $564,000. As of March 31, 2014, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,127), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the nine months ended March 31, 2014. As of March 31, 2014, we had $5.6 million available under our credit facilities.

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

The components included in the net periodic expense for the periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Interest cost	$22	$22	$66	$66
Expected return on plan assets	(9)	(3)	(28)	(8)
Net periodic expense	$13	$19	$38	$58

G. Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of any of these customers, or a significant decline in sales, or the growth rate of sales to these customers, or in their ability to make payments when due, could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective period's total private label contract manufacturing net sales were as follows (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$6,321	36%	$7,304	50%	$16,849	35%	$22,172	53%
Customer 2	2,823	16	2,455	17	8,484	18	7,072	17
Customer 3	2,921	17	1,483	10	7,960	17	(a)	(a)
	$12,065	69%	$11,242	77%	$33,293	70%	$29,244	70%
(a)	Sales were less than 10% of the respective period’s total private label contract manufacturing net sales.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	(a)	(a)	$829,000	14%	(a)	(a)	(a)	(a)
	(a)	(a)	$829,000	14%	(a)	(a)	(a)	(a)
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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net Sales
Private label contract manufacturing	$17,692	$14,505	$48,056	$41,773
Patent and trademark licensing	1,141	1,009	3,812	3,207
Branded products	294	321	889	1,001
	$19,127	$15,835	$52,757	$45,981

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Income from Operations
Private label contract manufacturing	$1,717	$1,353	$3,434	$3,924
Patent and trademark licensing	570	337	1,500	654
Branded products	46	11	61	85
Income from operations of reportable segments	2,333	1,701	4,995	4,663
Corporate expenses not allocated to segments	(1,165)	(1,132)	(3,473)	(3,338)
	$1,168	$569	$1,522	$1,325

	March 31, 2014	June 30, 2013
Total Assets
Private label contract manufacturing	$48,180	$45,032
Patent and trademark licensing	1,141	1,388
Branded products	208	220
	$49,529	$46,640

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
United States	$8,992	$9,485	$26,695	$27,288
Markets outside the United States	10,135	6,350	26,062	18,693
Total net sales	$19,127	$15,835	$52,757	$45,981

Products manufactured by NAIE accounted for approximately 61% of net sales in markets outside the U.S. for the three months ended March 31, 2014, and 73% for the three months ended March 31, 2013. NAIE accounted for 55% of net sales in markets outside the U.S. for the nine months ended March 31, 2014, and 72% for the nine months ended March 31, 2013. No products manufactured by NAIE were sold in the U.S. during the nine months ended March 31, 2014 and 2013.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Nine Months Ended
	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013	March 31, 2014	March 31, 2013
United States	$6,588	$6,728	$34,376	$32,450	$1869	$635
Europe	2,287	2,477	15,153	14,190	329	719
	$8,875	$9,205	$49,529	$46,640	$2,198	$1,354

I. Income Taxes

The effective tax rate for the three months ended March 31, 2014 was an expense of 40.9% and the effective tax rate for the nine months ended March 31, 2014 was an expense of 37.2%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the recognition of state income taxes partially offset by the favorable impact of foreign earnings taxed at less than the U.S. statutory rate and adjustments for discrete items that occurred during the three months ended March 31, 2014, as discussed below.  The estimated state tax rate included in the effective tax rate has been adjusted for changes in the estimated California apportionment factor and estimates of income taxes in other states resulting from a state nexus study which was completed during the quarter.

To determine our quarterly provision for income taxes, we used an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which the Company is subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.  For the three months ended March 31, 2014 these discrete items included (1) an expense to adjust the state deferred tax assets as a result of a change in the estimated state tax rate, (2) an expense to establish a valuation allowance on a portion of the deferred tax asset for the California net operating loss, (3) a net benefit of state taxes as a result of adjusting California apportionment and filing in other states for prior years, and (4) a true-up of the R&D credit claimed on the federal income tax return filed in the current quarter.  We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  During the three months ended March 31, 2014, as a result of changes in California apportionment rules and the state nexus study which was completed during the quarter, the Company determined that $193,000 of the deferred tax asset for California net operating losses was not more likely than not to be realized.  As a result, we have established a valuation allowance on our net deferred tax assets for this amount.

The total amount of unrecognized tax benefits was approximately $88,000 as of March 31, 2014.  The accrual for the unrecognized tax benefit relates to a tax liability for prior years and the current year in states where the Company has not previously filed offset by net benefit that will be received from filing amended returns in California.  The Company is in the process of filing prior year and current year tax returns in these states under each state’s voluntary disclosure amnesty programs.  The gross liability for income taxes related to unrecognized tax benefits is included in other current liabilities in the Company's balance sheet.  There are no penalties or interest related to uncertain tax positions accrued as of March 31, 2014.

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

J. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. For the year ended June 30, 2013, we purchased 132,132 shares at a weighted average cost of $5.32 per share and a total cost of $703,000, including commissions and fees. During the three months ended March 31, 2014, we did not purchase any common stock as part of the repurchase plan. During the nine months ended March 31, 2014, we purchased 5,100 shares at a weighted average cost of $4.55 per share and a total cost of $23,000 including commissions and fees.

During the quarter ended March 31, 2014 we acquired 6,701 shares from employees in connection with restricted stock shares that vested during the quarter. These shares were returned to the Company by the related employees and in return the Company paid each employee’s required tax withholding. The valuation of the shares acquired and thereby the amount of shares returned to the Company was calculated based on the closing share price on the date the shares vested.

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

During the three and nine months ended March 31, 2014, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2015. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three and nine months ended March 31, 2014, we did not have any losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of March 31, 2014, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $14.2 million (EUR 10.4 million). As of March 31, 2014, a net loss of approximately $127,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. We expect approximately $129,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of March 31, 2014, the fair value of our cash flow hedges was a net liability of $204,000. Of this amount $11,000 was classified in prepaids and other current assets, $217,000 was classified in accrued liabilities, and $2,000 was classified as other noncurrent assets, net in our Condensed Consolidated Balance Sheets. During the three months ended March 31, 2014 we recognized $35,000 of gains in OCI and reclassified $116,000 of losses from OCI to revenue. During the nine months ended March 31, 2014 we recognized $533,000 of losses in OCI and reclassified $361,000 of losses from OCI to revenue. During the three months ended March 31, 2013 we recognized $217,000 of gains in OCI and reclassified 11,000 of gains from OCI to revenue. During the nine months ended March 31, 201 we recognized $167,000 of gains in OCI and reclassified $518,000 of gains from OCI to revenue.

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

On February 13, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of San Diego) captioned Sparling v. USPLabs, LLC, et al. Case No. 37-2013-00034663-CU-PL-CTL. On March 21, 2013, co-defendant USP Labs LLC filed a Notice of Removal to the U.S. District Court for the Southern District of California, Civil Action No. 3:13-cv-00667-JLS-DHB. Specific allegations against the Company are for negligence, strict products liability, breach of express and implied warranties and wrongful death. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs, LLC. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On April 19, 2013, the Company filed a motion to dismiss the allegations against it. On October 11, 2013, the Court granted a motion by co-defendant, USPLabs’, to transfer the case to the U.S. District Court for the Western District of Texas. The Court has set a trial date for March 26, 2015. The Company’s motion to dismiss is still pending.

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

On November 1, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in U.S. District Court for the Western District of Texas captioned Ogbonna v. USPLabs, LLC, Case No. 13-cv-340. While the Company is named in the caption, the complaint does not contain any specific allegations against the Company. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The case has been removed to U.S. District Court for the Southern District of California. On January 28, 2014, the Company filed a motion to dismiss the allegations against it. On February 19, 2014, the Company’s motion to dismiss was granted by the Court.

On January 24, 2014, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Little v. USPLabs, LLC, Case No. BC534065. Specific allegations against the Company are for negligence, strict products liability, and breach of express and implied warranties. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On February 28, 2014, USPLabs filed a Notice of Removal from the Superior Court for the State of California to the U.S. District Court for the Central District of California. On March 7, 2014, the Company filed a Motion to Dismiss. On March 17, 2014, plaintiffs filed a Motion to Remand the case back to Superior Court. On April 25, 2014, the District Court granted plaintiffs’ Motion to Remand based on a lack of subject matter jurisdiction and therefore also denied the Company’s Motion to Dismiss as moot. The Company intends to file a Demurrer to dismiss the allegations against it in Superior Court.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2014. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2013 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the first nine months of fiscal 2014, our net sales were 14.7% higher than in the first nine months of fiscal 2013. Private label contract manufacturing sales increased 15.0% due primarily to higher volumes of existing products to existing customers and new product sales to new customers. This increase was partially offset by lower average sales prices for a portion of our higher volume products and lower average EUR exchange rates. Revenue concentration risk for our two largest private label contract manufacturing customers decreased to 53% as a percentage of our total private label contract manufacturing sales for the first nine months of fiscal 2014 compared to 70% in the first nine months of fiscal 2013. We expect our contract manufacturing revenue concentration percentage for our two largest customers to remain materially consistent during the remainder of fiscal 2014.

During the first nine months of fiscal 2014, CarnoSyn® beta-alanine royalty and licensing revenue increased 18.9% to $3.8 million as compared to $3.2 million for the first nine months of fiscal 2013. Included in the royalty and licensing revenue during the first nine months of fiscal 2013 was $103,000 of raw material sales of beta-alanine as compared to zero raw material sales in the same period in fiscal 2014. We did not have any beta-alanine raw material inventory as of both March 31, 2014 and March 31, 2013. We do not anticipate the direct purchase and sale of material quantities of beta-alanine raw material during the remainder of fiscal 2014.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $1.7 million during the first nine months of fiscal 2014 and $1.8 million during the comparable period in fiscal 2013. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2013 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, maintaining our patent rights, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products declined 11.2% in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013 due to the continued softening of sales of our Pathway to Healing® product line.

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

Our critical accounting policies are discussed under Item 7 of our 2013 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the three and nine months ended March 31, 2014 other than as listed under Item A to our Notes to Condensed Consolidated Financial Statement contained in this Quarterly Report.

Results of Operations

The results of our operations for the periods ended March 31 were as follows (dollars in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2014	2013	% Change	2014	2013	% Change
Private label contract manufacturing	$17,692	$14,505	22	$48,056	$41,773	15
Patent and trademark licensing	1,141	1,009	13	3,812	3,207	19
Branded products	294	321	(8)	889	1,001	(11)
Total net sales	19,127	15,835	21	52,757	45,981	15
Cost of goods sold	15,685	12,972	21	44,056	37,357	18
Gross profit	3,442	2,863	20	8,701	8,624	1
Gross profit %	18.0%	18.1%		16.5%	18.8%
Selling, general & administrative expenses	2,274	2,294	(1)	7,179	7,299	(2)
% of net sales	11.9%	14.5%		13.6%	15.9%
Income from operations	1,168	569	105	1,522	1,325	15
% of net sales	6.1%	3.6%		2.9%	2.9%
Other expense, net	115	48	140	82	53	55
Income before income taxes	1,053	521	102	1,440	1,272	13
% of net sales	5.5%	3.3%		2.7%	2.8%
Income tax expense	431	343	26	536	295	82
Net income	$622	$178	249	$904	$977	(8)
% of net sales	3.3%	1.1%		1.7%	2.1%

The percentage increase in contract manufacturing net sales was primarily attributed to the following for the periods ended March 31, 2014:

	Three Months Ended	Nine Months Ended
Mannatech, Incorporated (1)	2.5%	3.4%
NSA International, Inc. (2)	(6.7)	(12.8)
Other customers (3)	26.2	24.4
Total	22.0%	15.0%

1	Net sales to Mannatech, Incorporated increased primarily as a result of higher volumes of established products in existing markets.

2

The decrease in net sales to NSA International, Inc. (NSA) for the three months ended March 31, 2014 included an increase in international sales of 1.7% and a decrease in domestic sales of 26.2%. The decrease in net sales to NSA for the nine months ended March 31, 2014 included a decrease in international sales of 25.0% and a decline in domestic sales of 23.2%. The decrease in international sales during the first nine months is primarily due to a customer driven inventory reduction program initiated during the first quarter of 2014, decreased demand by NSA’s consumers, and lower average EUR exchange rates. NSA’s inventory reduction program was substantially completed during our second quarter ended December 31, 2013. The domestic decrease is primarily due to lower average sales prices and lower sales primarily associated with a customer driven packaging reconfiguration that was launched during the first quarter of 2014. This new packaging configuration was completed as of September 30, 2013.

3	The increase in net sales to other customers was primarily due to sales of new products for new customers and a net increase in sales of existing products for other existing customers.

Net sales from our patent and trademark licensing segment increased 13.1% during the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 primarily due to increased market demand for CarnoSyn® beta-alanine. Net sales from our patent and trademark licensing segment increased 18.9% during the nine months ended March 31, 2014 as compared to the comparable nine month period last year primarily due to increased market demand for CarnoSyn® beta-alanine partially offset by a $408,000 decrease in license fees received from Abbott and a $103,000 decrease in beta-alanine raw material sales. Effective November 27, 2013 Abbott terminated our beta-alanine license and supply agreement. As a result, no further license fee payments will be paid to us under this agreement.

Net sales from our branded products segment decreased 8.4% during the third quarter of fiscal 2014 as compared to the comparable quarter in fiscal 2013 and 11.2% during the nine months ended March 31, 2014 compared to the comparable nine month period last year due primarily to the continued softening of the Pathway to Healing® product line.

Gross profit margin decreased 0.1 percentage points during the third quarter of fiscal 2014 from the comparable quarter in fiscal 2013 and decreased 2.3 percentage points during the nine months ended March 31, 2014 from the comparable nine month period last year. The change in gross profit margin was primarily due to the following for the periods ended March 31, 2014:

	Three Months Ended	Nine Months Ended
Contract manufacturing:
Shift in sales and material mix(1)	(0.4)%	(3.2)%
Incremental overhead expenses(1)	1.8	1.0
Incremental direct and indirect labor(1)	(1.1)	(0.3)
Patent and trademark licensing(2)	(0.3)	0.4
Branded products operations(3)	(0.1)	(0.2)
Total	(0.1)%	(2.3)%

[1]

Private label contract manufacturing gross profit margin increased 0.3 percentage points in the third quarter of fiscal 2014 and decreased 2.7 percentage points in the first nine months of fiscal 2014 as compared to the comparable periods in fiscal 2013. The decrease in gross profit as a percentage of sales during the nine month period was primarily due to lower average sales prices for a portion of our higher volume products, an unfavorable shift in sales mix to lower margin products, and lower average EUR exchange rates.

[2]

Patent and trademark licensing gross profit margin increased 0.7 percentage points to 87.5% in the third quarter of fiscal 2014 from 86.8% in the third quarter of fiscal 2013 primarily due to a slightly lower average royalty expense rate. During the first nine months of fiscal 2014, patent and trademark licensing gross profit margin increased 2.2 percentage points to 86.3% from 84.1% in the first nine months of fiscal 2013 due to a change in the mix of the source of revenue in fiscal 2014 as compared to fiscal 2013 and a lower average royalty expense rate.

[3]

Branded products gross profit margin increased 3.4 percentage points to 43.3% in the third quarter of fiscal 2014 from 39.9% in the third quarter of fiscal 2013. During the first nine months of fiscal 2014, gross profit percentage increased 0.8 percentage points to 39.9% from 39.1% during the first nine months of fiscal 2013. The increase in gross profit margin is due primarily to sales mix and lower inventory write-offs.

Selling, general and administrative expenses decreased $20,000, or 0.9%, during the third quarter of fiscal 2014 as compared to the comparable prior year period. During the first nine months of fiscal 2014, selling, general and administrative expenses decreased $120,000, or 1.6%, as compared to the comparable prior year period.

Other expense, net increased $67,000 during the third quarter of fiscal 2014 from the comparable quarter last year primarily due to the recognition of non-income tax expense, which included liabilities related to the current and prior years. This was partially offset by favorable foreign currency translation activity. Other expense, net increased $29,000 during the nine month period ended March 31, 2014 from the comparable nine month period last year due primarily to the recognition of non-income tax expense, which included liabilities related to the current and prior years. This was partially offset by favorable foreign currency translation activity.

Our income tax expense increased $88,000 during the third quarter of fiscal 2014 and $241,000 during the nine months ended March 31, 2014 as compared to the same periods in the prior fiscal year. The increases were attributed to higher pre-tax income as compared to the comparable prior year periods and the recognition of certain discrete tax items, which included (1) an expense to adjust the state deferred tax assets as a result of a change in the estimated state tax rate, (2) an expense to establish a valuation allowance on a portion of the deferred tax asset for the California net operating loss, (3) a net benefit of state taxes as a result of adjusting California apportionment and filing in other states for prior years, and (4) a true-up of the R&D credit claimed on the federal income tax return filed in the current quarter.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $571,000 for the nine months ended March 31, 2014 compared to $2.1 million provided by operating activities in the comparable period in the prior year.

At March 31, 2014, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, used $223,000 in cash during the nine months ended March 31, 2014 compared to providing $2.7 million in the comparable period in the prior year. The decrease in cash provided by accounts receivable during the six months ended December 31, 2013 was primarily due to the collection of amounts due from sales of beta-alanine raw materials during the first six months of fiscal 2013 with no such corresponding activity in fiscal 2014 along with timing of sales year over year. Days sales outstanding was 35 days as of March 31, 2014 compared to 44 days as of March 31, 2013.

At March 31, 2014, changes in inventory used $4.3 million in cash as compared to using $1.7 million of cash in the comparable prior year period. The increase in cash used by inventory during the nine months ended March 31, 2014 was primarily related to the build-up of inventory due to increased demand and timing of inventory shipments and receipts.

Approximately $170,000 of our operating cash flow was generated by NAIE in the nine months ended March 31, 2014. As of March 31, 2014, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $2.2 million during the nine months ended March 31, 2014 compared to $1.4 million in the comparable period in the prior year. Capital expenditures during the nine months ended March 31, 2014 and March 31, 2013 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities.

We did not have any consolidated debt as of either March 31, 2014 or June 30, 2013.

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2014, and with Bank of America, N.A. in effect until August 15, 2015.

On March 31, 2014, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.5 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $180,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $564,000. As of March 31, 2014, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,127), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of March 31, 2014, we had $15.2 million in cash and cash equivalents and $5.6 million available under our credit facilities. Of these amounts, $6.2 million of cash and cash equivalents and $564,000 of the amount available under our credit facilities were held by NAIE. Our intent is to permanently reinvest all of our earnings from foreign operations, and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund our U.S. operations, we may be required to accrue and pay additional U.S. taxes to repatriate any such funds. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of March 31, 2014.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 13, 2014, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

On February 13, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of San Diego) captioned Sparling v. USPLabs, LLC, et al. Case No. 37-2013-00034663-CU-PL-CTL. On March 21, 2013, co-defendant USP Labs LLC filed a Notice of Removal to the U.S. District Court for the Southern District of California, Civil Action No. 3:13-cv-00667-JLS-DHB. Specific allegations against the Company are for negligence, strict products liability, breach of express and implied warranties and wrongful death. The Company has been provided with defense counsel by its insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs, LLC. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On April 19, 2013, the Company filed a motion to dismiss the allegations against it. On October 11, 2013, the Court granted co-defendant, USPLabs’ motion to transfer the case to the U.S. District Court for the Western District of Texas. The Court has set a trial date for March 26, 2015. The Company’s motion to dismiss is still pending.

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

On November 1, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in U.S. District Court for the Western District of Texas captioned Ogbonna v. USPLabs, LLC, Case No. 13-cv-340. While the Company is named in the caption, the complaint does not contain any specific allegations against the CompanyThe Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The case has been removed to U.S. District Court for the Southern District of California. On January 28, 2014, the Company filed a motion to dismiss the allegations against it. On February 19, 2014, the Company’s motion to dismiss was granted by the Court.

On January 24, 2014, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Little v. USPLabs, LLC, Case No. BC534065. Specific allegations against the Company are for negligence, strict products liability, and breach of express and implied warranties. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On February 28, 2014, USPLabs filed a Notice of Removal from the Superior Court for the State of California to the U.S. District Court for the Central District of California. On March 7, 2014, the Company filed a Motion to Dismiss. On March 17, 2014, plaintiffs filed a Motion to Remand the case back to Superior Court. On April 25, 2014, the District Court granted plaintiffs’ Motion to Remand based on a lack of subject matter jurisdiction and therefore also denied the Company’s Motion to Dismiss as moot. The Company intends to file a Demurrer to dismiss the allegations against it in Superior Court.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the quarter ended March 31, 2014 we acquired 6,701 shares from employees in connection with restricted stock shares that vested during the quarter. These shares were returned to the Company by the related employees and in return the Company paid each employee’s required tax withholding. The valuation of the shares acquired and thereby the amount of shares returned to the Company was calculated based on the closing share price on the date the shares vested.

During the quarter ended December 31, 2013, we did not repurchase and shares of our common stock as part of our repurchase plan.

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

Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006
10.13	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007
10.14	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.15	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.16	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.17	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.18	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.19	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.20	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.21	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.22	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.23	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.24	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010
10.25	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010
10.26	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.27	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 1, 2010	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010
10.28	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.29	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of July 1, 2011	Exhibit 10.31 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the commission on September 22, 2011
10.30	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 28, 2011	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011
10.31	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 28, 2011 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011
10.32	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated January 1, 2012 (English translation)	Exhibit 10.32 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the commission on February 13, 2012
10.33	First Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of January 6, 2012	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012
10.34	Second Amendment to Agreement to License by and between NAI and Compound Solutions, Inc. effective as of March 19, 2012	Exhibit 10.34 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.35	First Amendment to Manufacturing Agreement by and between NSA, Inc. and NAI effective as of April 1, 2012	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012
10.36	First Amendment to Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE effective as of April 1, 2005.	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012
10.37	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated September 3, 2012 (English translation).	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the commission on September 21, 2012
10.38	Second Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 7, 2012	Exhibit 10.38 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013
10.39	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated December 7, 2012 in the amount of $5,000,000	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013
10.40	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.41	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2013*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.42	Second amendment to the Amended and Restated Employment Agreement, by and between and Kenneth E. Wolf, effective July 1, 2013*	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.43	Third Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 1, 2013	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 filed with the commission on February 12, 2014.
10.44	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 1, 2013 in the amount of $5,000,000	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 filed with the commission on February 12, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document**	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document**	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	Furnished herewith

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

Date: May 13, 2014

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.