Form 10-K
period 2014-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2014-09-25
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

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

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2013) was approximately $30,738,044 (based on the closing sale price of $5.58 reported by Nasdaq on December 31, 2013). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of September 25, 2014, 6,997,754 shares of NAI’s common stock were outstanding, net of 515,923 treasury shares.

 DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 10, 2014, to be filed on or before October 28, 2014.

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

In January 1999, we formed Natural Alternatives International Europe S.A. (NAIE) as our wholly owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened its manufacturing facility and now possesses manufacturing capability in encapsulation, powders, and tablets, finished goods packaging, quality control, laboratory testing, warehousing, distribution and administration.

Additionally, we have historically developed, manufactured and marketed our own branded products under the Pathway to Healing® product line, which was aimed at restoring, maintaining and improving the health of the users. However, due to the steady decline in sales of this product line over the prior several years, we decided to discontinue the product line. Pursuant to the license agreements between NAI and each of Dr. Reginald Cherry and the Cherry Ministries Inc. dated as of September 1, 2014 as amended (the License Agreements). Dr. Cherry and Cherry Ministries licensed to NAI the name, likeness, style, persona and other attributes of Dr. Cherry in connection with the sale of nutritional products that were marketed by NAI under its Pathway to Healing brand. Pursuant to the License Agreements, NAI was permitted to terminate the License Agreements by written notice at any time. We have notified Dr. Cherry and Cherry Ministries of our decision to discontinue the product line, and the termination of the related license agreement was effective as of September 15, 2014. We anticipate that all termination activities related to the Pathway to Healing® product line will be complete by the end of our second quarter of fiscal 2015. We did not change the financial presentation in this report to reflect the branded products segment as “Discontinued Operations” as the wind down of this product line did not meet the criteria for discontinued operations presentation as prescribed by the Accounting Standards Codification section 205-20 Presentation of Financial Statement – Discontinued Operations (ASC 205-20).

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, and NAIE.

Overview of our Facilities and Operations

Our U.S.-based operations are located in San Marcos and Vista, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory and other research and development services. Our manufacturing facilities were recertified on December 20, 2012 by the Therapeutic Goods Administration (TGA) of Australia after its audit of our GMP. TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen to thirty six months.

Our California facilities also have been awarded GMP registration annually since October 2002 by NSF International (NSF) through the NSF Dietary Supplements Certification Program and received “GMP for Sport” NSF Certified registration on February 16, 2009. GMP requirements are regulatory standards and guidelines establishing necessary processes, procedures and documentation for manufacturers in an effort to assure the products produced by that manufacturer have the identity, strength, composition, quality and purity they are represented to possess. The NSF Certified for Sport program focuses on minimizing the risk that a dietary supplement or sports nutrition product contains banned substances and was developed due to growing demand from athletes and coaches concerned about banned substances in sports supplements.  The program focuses primarily on manufacturing and sourcing processes, embedding preventative measures throughout.  NAI’s participation in the program allows us to produce products bearing the NSF Sport logo.

Additionally, our U.S. operations have been certified by Health Canada as compliant with GMP requirements as outlined in Part 3 of the Canadian Natural Health Products Regulations.  Health Canada is the federal department of the Canadian government with responsibility for national public health.  Health Canada has initiated work to modernize its regulatory system for food and health products.  Health Canada plays an active role in ensuring access to safe and effective drugs and health products while giving highest priority to public safety and striving to provide information needed to make healthy choices and informed decisions regarding one’s health.  NAI was issued its initial certification in December 2011 and received its annual re-certification from Health Canada’s Natural Health Products Directorate in October 2013.  Not only does this approval demonstrate yet another level of regulatory compliance for NAI, it may also ease the approval process for our customers who import products into Canada.

NAIE also operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license to process pharmaceuticals for packaging, import, export and sale within Switzerland and other countries from the Swissmedic Authority of Bern, Switzerland. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying that NAIE’s expanded facilities conform to GMP. In January 2013, following the additional upgrade of NAIE’s manufacturing facilities to include the manufacture of pharmaceuticals, NAIE obtained an additional pharmaceutical approval from the Swissmedic Authority certifying that NAIE’s upgraded facilities conform to GMP. We believe these licenses and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and can improve our ability to develop relationships with new customers. The Swissmedic licenses are valid until February 2019.

In addition to our operations in the U.S. and Switzerland, we have a part-time representative in Japan who provides a range of services to our customers currently present in or seeking to expand into the Japanese market and other markets in the Pacific Rim. These services include regulatory and marketing assistance along with guidance and support in adapting products to these markets.

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

While today’s consumer may have access to a variety of information, we believe many consumers remain uneducated about nutrition and nutritional supplementation, uncertain about the relevance or reliability of the information available to them, or confused about conflicting claims or information. We believe this state of the market creates a significant opportunity for the direct sales marketing channel. The direct sales marketing channel has proved, and we believe will continue to prove, to be a highly effective method for marketing high-quality nutritional supplements as associates or other individuals educate consumers on the benefits of science based nutritional supplements. Our largest customers operate in the direct sales marketing channel. Thus, the majority of our business has relied primarily on the effectiveness of our customers in this marketing channel.

As part of our business strategy, we have sought to commercialize our patent estate through contract manufacturing, royalty and license agreements. Since March 2009, we have had an agreement with Compound Solutions, Inc. (CSI) to grant a license of certain of our patent rights to customers of CSI who purchase beta-alanine under the CarnoSyn® trade name from CSI. The current license additionally grants to CSI a license to CSI of certain of our patent rights and allows CSI’s customers to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights. We receive a fee from CSI that varies based on the quantity and source of beta-alanine sold by CSI. Our current agreement with CSI expires on March 31, 2015.

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

Additionally, we have historically developed, manufactured and marketed our own branded products under the Pathway to Healing® product line, which was aimed at restoring, maintaining and improving the health of the users. However, due to the steady decline in sales of this product line over the prior several years, we decided to discontinue the product line. Pursuant to the License Agreements, Dr. Cherry and Cherry Ministries licensed to NAI the name, likeness, style, persona and other attributes of Dr. Cherry in connection with the sale of nutritional products that were marketed by NAI under its Pathway to Healing brand. Pursuant to the License Agreements, NAI was permitted to terminate the License Agreements by written notice at any time. We have notified Dr. Cherry and Cherry Ministries of our decision to discontinue the product line and the termination of the related license agreement was effective as of September 15, 2014. We anticipate that all termination activities related to the Pathway to Healing® product line will be complete by the end of our second quarter of fiscal 2015. We did not change the financial presentation in this report to reflect the branded products segment as “Discontinued Operations” as the wind down of this product line did not meet the criteria for discontinued operations presentation as prescribed by ASC 205-20.

We believe our comprehensive approach to customer service is unique within our industry. We believe this comprehensive approach, together with our commitment to high quality, product development and manufacturing capabilities, will provide the means to implement our strategies and achieve our goals. There can be no assurance, however, that we will successfully implement any of our business strategies or that we will increase or diversify our sales, successfully commercialize our patent estate, or improve our overall financial results.

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

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2014		2013
	$	%	$	%
Private-label Contract Manufacturing	$67,339	91	$56,672	90
Patent and Trademark Licensing	5,444	7	4,799	8
Branded Products	1,159	2	1,326	2
Total Net Sales	$73,942	100	$62,797	100

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

Our research and development expenses for the last two fiscal years ended June 30 were $948,000 for 2014 and $1.2 million for 2013. The decrease in research and development expenses was primarily related to lower personnel costs as a result of changes made to the related departmental management structure.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. In addition, the commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. We conduct identity testing for all raw materials we purchase and, on a predetermined testing protocol basis, we evaluate raw materials to ensure their quality, purity and potency before we use them in our products. We typically buy raw materials in bulk from qualified vendors located both within and outside the U.S. During fiscal 2014, we did not have any suppliers that represented more than 10% of our total raw material purchases.

Our contract manufacturing business did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials during fiscal 2014. However, there continues to be significant pricing pressure associated with various vitamins, minerals and herbs in the raw material marketplace. In early March 2011, the factory that produces the major supply of beta-alanine sold under our CarnoSyn® trade name was damaged as a result of the massive earthquake off the coast of Sendai, Japan resulting in a significant beta-alanine supply interruption. While this Japanese factory resumed operations in June 2011 and was able to produce beta-alanine at historical levels during fiscal 2012, there is no assurance this or any other facility will not incur future production interruptions as a result of additional earthquake-related activity or other causes. Throughout fiscal 2015, we expect to continue to experience difficulties in sourcing various raw materials as a result of worldwide shortages, and other supply constraints. We also believe raw material and product cost pricing pressures will continue throughout fiscal 2015 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs.

Major Customers

NSA International, Inc. (NSA) has been our largest customer over the past several years. During the fiscal year ended June 30, 2014, NSA accounted for approximately 38% of our private-label contract manufacturing net sales. We historically have had manufacturing agreements with NSA dating back to April 1, 2005. Under the terms of our agreements with NSA, we develop, manufacture, produce and package certain nutritional products for NSA based on monthly purchase orders submitted to us by NSA and provide certain consulting services, at such prices as are agreed upon from time to time. The agreements prohibit us from manufacturing or distributing any products that are substantially similar to the products we manufacture for NSA during the term of the agreements and for a period of three years thereafter. Our most recent agreements with NSA expired on April 1, 2014. We are currently negotiating the terms of renewal and expansion of those agreements with NSA. We continue to develop, manufacture, produce and package certain nutritional products for NSA based on monthly purchase orders submitted to us by NSA.

Our second largest customer is Mannatech, which accounted for approximately 17% of our private-label contract manufacturing net sales during fiscal 2014. Under the terms of our manufacturing agreement with Mannatech, we manufacture, produce and bulk package certain nutritional products for Mannatech based on purchase orders submitted to us by Mannatech, at such prices as are agreed upon from time to time. The agreement automatically extends for successive one year periods unless terminated by either party in the event of a breach of the agreement by the other party or on at least 60 days written notice prior to the expiration of the then current term. We also have a Manufacturing Sales Agreement with Mannatech and its affiliates, under which we have the exclusive right to develop and manufacture certain products for Mannatech to be sold in Germany and Denmark. This agreement automatically extends for successive one year periods unless terminated by either party for cause or in the event of a breach of the agreement by the other party or upon written notice prior to the expiration of the then current term.

Our third largest customer is Shaklee Corporation (Shaklee), which accounted for approximately 16% of our private-label contract manufacturing net sales during fiscal 2014. We manufacture, produce and bulk package certain nutritional products for Shaklee based on purchase orders submitted to us by Shaklee, at such prices as are agreed upon from time to time.

NSA, Mannatech, and Shaklee are private-label contract manufacturing customers, and the loss of any one of them could result in significant negative impact to our financial position and results of operations. No other customer accounted for 10% or more of our net sales during fiscal 2014. We continue to focus on obtaining new private-label contract manufacturing customers to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

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

Our future competitive position for private-label contract manufacturing and patent and trademark licensing will likely depend on, but not be limited to, the following:

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

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the U.S., while the FTC regulates marketing and advertising claims. In August 2007, a new rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold nutritional supplements to meet certain GMPs to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by the FDA and believe we are currently operating within the FDA mandated GMPs.

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

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (DSNDCPA) was passed, which further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and for us to notify the FDA of any serious adverse event report within 15 business days of receiving such report. Events reported to the FDA would not be considered an admission from a company that its product caused or contributed to the reported event. We are committed to meeting or exceeding the requirements of the DSNDCPA.

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

Our operations outside the U.S. are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the U.S. and may vary from country to country. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. In other markets outside the U.S., we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on reformulation of our products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our ability to enter certain markets outside the U.S. As with the costs of regulatory compliance in the U.S., foreign regulations require significant financial and operational resources to ensure compliance, and we cannot assure you that we will always be in compliance despite our best efforts to do so. Our failure to maintain regulatory compliance within and outside the U.S. could impact our ability to sell our products and thus, materially impact our financial position and results of operations.

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to corporate, brand and product names. We own 18 trademark registrations, including seventeen incontestable registrations, in the . Federal registration of a trademark affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent others from using the same or similar marks. However, to the extent a common law user has made prior use of the mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration would be subject to that geographic area.

We have sixteen foreign trademark registrations.  One trademark is registered with the Australian Patent and Trademark Office, two with the Canadian Patent and Trademark Office, two with the Chinese Patent and Trademark Office, two with the Trademarks and Designs Registration Office of the European Union, two with the Hong Kong Patent and Trademark Office, three with the Japanese Patent and Trademark Office, two with the South Korean Patent and Trademark Office, and two with the Swiss Patent and Trademark Office.  We currently have no additional trademark applications pending in any other jurisdictions outside of the United States. We also claim common law ownership and protection of certain unregistered trademarks and service marks. Trademark rights are based on use of a mark. Common law use of a mark offers protection of a mark within the particular geographic area in which it is used. We believe our registered and unregistered trademarks constitute valuable assets, adding to the recognition of our products and services in the marketplace. These and other proprietary rights have been and will continue to be important in enabling us to compete; however, we cannot assure you that our pending trademark applications will be granted or our current trademarks will be maintained.

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

Beginning in fiscal 2009, the licensing, raw material sales, and revenues we have received associated with the sale and license of beta-alanine under the CarnoSyn® trade name have grown steadily from $515,000 in fiscal 2009 to $5.4 million in fiscal 2014. We did not directly purchase or sell any material amounts of beta-alanine raw material during fiscal 2013 or fiscal 2014 and do not expect to directly purchase and sell material quantities of beta-alanine raw material during fiscal 2015. We anticipate our licensing and related revenue to expand further during fiscal 2015. We incurred intellectual property litigation and patent compliance expenses of approximately $2.2 million during fiscal 2014 in connection with our efforts to protect our proprietary rights and patent estate. We expect to continue to incur additional litigation expenses during fiscal 2015, however, we expect these expenses to be lower due to the status of our various patent cases.

Other Intellectual Property. We have license agreements with Dr. Reginald B. Cherry and his ministries pursuant to which we have the right to use the names, likenesses, styles, personas and certain other intellectual property and attributes of Dr. Cherry to market and distribute nutritional and dietary supplements and related products and materials, including the Pathway to Healing® product line. The license agreements require the payment of certain royalties based on net sales. However, due to the steady decline in sales of this product line over the prior several years, we decided to discontinue the product line. We have notified Dr. Cherry and Cherry Ministries of this decision and the termination of the related license agreement was effective as of September 15, 2014. We anticipate that all termination activities related to the Pathway to Healing® product line will be complete by the end of our second quarter of fiscal 2015.

Employees

As of June 30, 2014, we employed 171 full-time employees in the U.S., two of whom held executive management positions. Of the remaining full-time employees, 31 were employed in research, laboratory and quality control, 11 in sales and marketing, and 127 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2014, we had 10 temporary personnel.

As of June 30, 2014, NAIE employed an additional 31 full-time employees. Most of these positions were in the areas of manufacturing and manufacturing support.

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

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Australia, South Africa and Asia. The primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S.

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

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2014, sales to one customer, NSA International, Inc., were approximately 38% of our total private-label contract manufacturing net sales. Our most recent agreements with NSA expired on April 1, 2014. We are currently negotiating the terms of renewal and expansion of those agreements with NSA. We continue to develop, manufacture, produce and package certain nutritional products for NSA based on monthly purchase orders submitted to us by NSA. There can be no guarantee that NSA will agree to a renewal or replacement agreement on terms favorable to us or at all. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 17% of our private-label contract manufacturing net sales during fiscal 2014. Our third largest customer was Shaklee, which accounted for approximately 16% of our private-label contract manufacturing net sales during fiscal 2014. The loss of one of these customers or other major customers, a significant decrease in sales to these customers, or a significant change in their business or personnel, would materially affect our financial condition and results of operations. Furthermore, the timing of our customers’ orders is impacted by, among others, their marketing programs, customer demand, supply chain management, entry into new markets and new product introductions, all of which are outside of our control. All of these attributes have had and will have a significant impact on our business.

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

We may incur, and have incurred, significant costs defending our intellectual property. We may also be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others. We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents and similar intellectual property. There can be no assurance that we will not incur significant patent and trademark litigation costs associated with defending this intellectual property. During fiscal 2014, we incurred approximately $2.2 million in patent litigation and prosecution expense and expect litigation expenses during fiscal 2015 to be approximately $500,000 to $1.0 million, in connection with our efforts to protect our proprietary rights and patent estate. These efforts are described in more detail under Item 3 of this report. There is no assurance we will be able to protect our intellectual property adequately or that our intellectual property rights will be upheld. If pending legal proceedings to invalidate our patent rights are successful, they would likely have a material adverse impact upon our financial condition and results of operations. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. This litigation, even if successful, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

Our operating results will vary. We have experienced a decline in net sales and incurred losses in recent years and there is no guarantee that our sales will improve or that we will earn a profit in future years. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our net sales increased during fiscal 2014 as compared to fiscal 2013 but there can be no assurance that our net sales will continue to improve in the near term, or that we will earn a profit in any given year. We have experienced net losses in the past and may incur losses in the future. Our operating results will fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We anticipate generating positive net income in fiscal 2015, although there is no assurance we will be able to do so. Fluctuations in our operating results may adversely affect the share price of our common stock.

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

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations, when and if adopted, would have on our business. They could include requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional compliance costs or record keeping requirements, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our operations.

A significant or prolonged economic downturn, such as the one the global economy has recently experienced, could have, and recently has had, a material adverse effect on our results of operations.

Our results of operations are affected by the level of business activity of our customers and licensees, which in turn is affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private-label contract manufacturing customers, as well as our branded products and products sold or manufactured by others using our licensed patent rights. During fiscal 2011, the decline in economic conditions in the U.S. and the various foreign markets in which our customers operate negatively impacted our customers’ businesses and our operations. A renewed or further decline in consumer demand and the level of business activity of our customers due to economic conditions could have a material adverse effect on our revenues and profit margins.

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

We buy our raw materials from a limited number of suppliers. During fiscal 2014 and fiscal 2013, we did not have any suppliers that represented more than 10% of our raw material purchases. However, during fiscal 2011, approximately 20% of our total raw material purchases were from two suppliers. The loss of any of our major suppliers or of a supplier that provides any hard to obtain materials could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

We rely solely on two suppliers to process certain raw materials that we use in the product line of our largest customer. The loss of or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. Since fiscal 2009, we have experienced increases in various raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business, which were associated with higher oil and fuel costs. Increasing raw material and product cost pricing pressures have continued throughout fiscal 2014 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs. We expect these pressures to continue through fiscal 2015. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations or financial condition.

There can be no assurance that suppliers will provide the quality raw materials needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes, natural disasters, or other catastrophic events.

In addition, our efforts to commercialize our patent estate, and the royalty, license fees and other revenues we receive from our related license and supply agreements, are substantially dependent on the availability of the raw material beta-alanine and sales of such raw material or products incorporating such raw material. The availability of the raw ingredient beta-alanine, and thus sales of such raw material and products using such material, would be negatively impacted by any shortages, interruptions and similar risks described above, which could in turn adversely affect the amount of fees we receive from CSI, as well as other parties with whom we have license or supply agreements. In early March 2011, the factory that produces the major supply of beta-alanine sold under our CarnoSyn® trade name was damaged as a result of the massive earthquake off the coast of Sendai, Japan resulting in a significant beta-alanine supply interruption. As a result, our fiscal 2011 fourth quarter beta-alanine licensing revenue declined 85% from the preceding quarter ended March 31, 2011. While this Japanese factory resumed operations in June 2011 and is producing beta-alanine at historical levels, there is no assurance this or any other facility will not incur future production interruptions as a result of additional earthquake related activity or other causes.

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

We could face financial liability due to product liability claims if the use of our products results in significant loss or injury. Additionally, the manufacture and sale of our products involves the risk of injury to consumers from tampering by unauthorized third parties or product contamination. We could be exposed to future product liability claims that, among others: our products contain contaminants; we provide consumers with inadequate instructions about product use; or we provide inadequate warning about side effects or interactions of our products with other substances. Even if we were to prevail in any such claims, the cost of negotiations, litigation and settlement could be significant.

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

Our future growth may depend, in part, on our ability and the ability of our private-label contract manufacturing customers to expand into additional markets outside the U.S. or to improve sales in markets outside the U.S. There can be no assurance that we or our customers will be able to expand in existing markets outside the U.S. or enter new markets on a timely basis, or that new markets outside the U.S. will be profitable. There are significant regulatory and legal barriers in markets outside the U.S. that must be overcome to operate in such markets. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Our sales and operations outside the U.S. are subject to political, economic and social uncertainties including, among others:

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

Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. Additionally, there can be no assurance that our existing line of credit will be sufficient to meet our working capital needs. Furthermore, if we fail to maintain certain loan covenants we may no longer have access to the credit line. Our credit line terminates in November 2015 and there is no guarantee that we will be able to extend or renew this credit line on favorable terms or at all.

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

Our manufacturing and third party fulfillment activities are subject to certain risks.

We manufacture the vast majority of our products at our manufacturing facility in California. As a result, we are dependent on the uninterrupted and efficient operation of this facility. Our manufacturing operations are subject to power failures, blackouts, the breakdown, failure or substandard performance of our leased facilities, our equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of governmental agencies, including the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slowdowns or delays in our operations. While we have implemented and are evaluating various emergency, contingency and disaster recovery plans and maintain business interruption insurance, there can be no assurance that the occurrence of these or any other operational problems at our facilities in California or at NAIE’s facility in Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance that our contingency plans will prove to be adequate or successful if needed or that our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 21% of our outstanding shares of common stock as of June 30, 2014, including approximately 17% of our outstanding shares of common stock beneficially owned by Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, and his family and affiliates. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

Our operations, including those of our suppliers, are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunications failures, intentional acts of vandalism, and similar events. While we have established a formal disaster recovery plan, our back-up operations and our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

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

This table summarizes our facilities as of June 30, 2014. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet		How Held	Lease Expiration Date
San Marcos, CA USA	NAI corporate headquarters and branded products operations	29,500		Owned	N/A
Vista, CA USA(1)	Manufacturing, warehousing, packaging and distribution(3)	162,000		Leased	March 2024(4)
Manno, Switzerland(2)	Manufacturing, warehousing, packaging and distribution	87,763	(5)	Leased	June 2019(5)

(1)	This facility is used by NAI primarily for its private-label contract manufacturing segment.
(2)	This facility is used by NAIE, our wholly owned Swiss subsidiary, in connection with our private-label contract manufacturing segment.
(3)	We use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions.
(4)

On July 31, 2013, we executed a third amendment to the lease for our manufacturing facility in Vista, CA. As a result of this amendment, our facility lease has been extended for an additional 10 year term through March 2024.

(5)

NAIE entered into a new lease with its current landlord effective July 1, 2014. The new lease replaced, extended, and enlarged an existing lease between the same parties for the same building in Manno Switzerland. NAIE intends to improve portions of the additional space acquired by the new lease, and will continue to use the entire leased premises for offices, laboratory, warehouse and production. The new lease has a term of five years with a right for NAIE to extend the lease for an additional five years.

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

As of September 25, 2014, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

On September 8, 2011, NAI and CSI filed a complaint in the U.S. District Court for the District of Delaware against DNP International Co., Inc. (DNP) alleging claims of unfair competition, violation of the Delaware Deceptive Trade Practices Act and interference with business relations. On December 22, 2011, DNP filed a complaint in the U.S. District Court for the District of Delaware against NAI and CSI for declaratory judgment of non-infringement and invalidity of three of NAI's patents. On January 27, 2012, DNP amended its complaint to add declaratory judgment claims against a fourth NAI patent (‘381 patent). On February 6, 2012, the Company and CSI moved to dismiss the cases related to the three previously asserted patents for lack of subject matter jurisdiction. On the same day, the Company filed its answer and counterclaims for infringement by DNP of the ‘381 patent. DNP subsequently agreed to voluntarily dismiss CSI from the lawsuit. On March 2, 2012, the Court ordered the dismissal of CSI. On April 15, 2013, the Court consolidated the two lawsuits referenced above for purposes of pretrial matters. The Court also entered a Scheduling Order setting a trial date in April 2015. On July 6, 2014, the Court partially stayed the case. NAI, CSI and DNP settled the case, which was dismissed with prejudice on July 29, 2014. As part of the settlement, DNP agreed to exit the beta-alanine business.

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging infringement by Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe ‘‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement of its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ß-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent no. 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Separately, Woodbolt also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-exam the ’381 patent. On August 17, 2012, the USPTO accepted the request to re-exam the ’422 patent. On December 6, 2013, the USPTO rejected the claims of the ‘381 patent and issued a right of appeal notice. On January 6, 2014, NAI filed its notice of appeal. The parties have filed briefs with the USPTO and the '381 reexamination is pending. On August 8, 2014, the USPTO rejected the claims of the ‘422 patent and issued a right of appeal notice.

A declaration of non-infringement, invalidity or unenforceability of certain of our patents could have a material adverse impact upon our business results, operations, and financial condition.

On February 13, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of San Diego) captioned Sparling v. USPLabs, LLC, et al. Case No. 37-2013-00034663-CU-PL-CTL. On March 21, 2013, co-defendant USP Labs LLC filed a Notice of Removal to the U.S. District Court for the Southern District of California, Civil Action No. 3:13-cv-00667-JLS-DHB. Specific allegations against the Company are for negligence, strict products liability, breach of express and implied warranties and wrongful death. The Company has been provided with defense counsel by its insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs, LLC. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On April 19, 2013, the Company filed a motion to dismiss the allegations against it. On October 11, 2013, the Court granted co-defendant, USPLabs’ motion to transfer the case to the U.S. District Court for the Western District of Texas. The Court has set a trial date for March 26, 2015. The Company moved to dismiss the case. On May 28, 2014, the claims against the Company were dismissed with prejudice.

On May 8, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Carolyne v. USPLabs, LLC, Case No. BC 508212. Specific allegations against the Company are for negligence, strict products liability and breach of express and implied warranties. The Company has been provided with defense counsel by its insurance company. Additionally, the Company has sought indemnification from co-defendant USP Labs, LLC. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On June 28, 2013, the Company filed a Demurrer to dismiss the allegations against it. On May 27, 2014, the claims against the Company were dismissed with prejudice.

On November 1, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of San Diego) captioned Reed v. USPLabs, LLC, Case No. 37-2013-00074052. Specific allegations against the Company are for negligence, strict products liability, and breach of express and implied warranties. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The case has been removed to U.S. District Court for the Southern District of California. On December 27, 2013, the Company filed a motion to dismiss the allegations against it. On June 13, 2014, the claims against the Company were dismissed with prejudice.

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

On January 24, 2014, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Little v. USPLabs, LLC, Case No. BC534065. Specific allegations against the Company are for negligence, strict products liability, and breach of express and implied warranties. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On February 28, 2014, USPLabs filed a Notice of Removal from the Superior Court for the State of California to the U.S. District Court for the Central District of California. On March 7, 2014, the Company filed a Motion to Dismiss. On March 17, 2014, plaintiffs filed a Motion to Remand the case back to Superior Court. On April 25, 2014, the District Court granted plaintiffs’ Motion to Remand based on a lack of subject matter jurisdiction and therefore also denied the Company’s Motion to Dismiss as moot. On May 27, 2014, the claims against the Company were dismissed with prejudice.

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

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2014 and 2013:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$5.90	$4.37	$7.65	$4.90
Second Quarter	$6.35	$4.42	$6.45	$4.01
Third Quarter	$5.93	$4.90	$5.49	$4.12
Fourth Quarter	$5.98	$5.01	$5.01	$4.03

Holders

As of September 18, 2014, there were approximately 254 stockholders of record of our common stock. On that same date, the last sales price of our common stock as reported on Nasdaq was $5.61 per share.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend while such facility is in place.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2014, we did not sell or otherwise issue any unregistered securities.

Repurchases

During the quarter ended June 30, 2014, we did not repurchase any shares of our common stock as part of our repurchase plan.

 Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2014:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Shares of Outstanding Restricted Stock	Weighted- Average Exercise Price of Outstanding Restricted Stock	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a) and (c))
	(a)	(b)	(c)	(d)	(e)
Equity compensation plans approved by stockholders	200,019	$6.93	163,280	N/A	523,682
Equity compensation plans not approved by stockholders	N/A	N/A	N/A	N/A	N/A
Total	200,019	$6.93	163,280	N/A	523,682

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2014 and 2013 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our agreements with our largest customer, NSA expired as of April 1, 2014. We continue to develop, manufacture, produce and package certain nutritional products for NSA based on monthly purchase orders submitted to us by NSA. We are currently negotiating the terms of renewal and expansion of those agreements with NSA. Our revenue also includes royalty, licensing revenue, and raw material sales generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® trade name.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, commercializing our patent estate through contract manufacturing and royalty and license agreements.

We have historically developed, manufactured and marketed our own branded products under the Pathway to Healing® product line, which was aimed at restoring, maintaining and improving the health of the users. However, due to the steady decline in sales of this product line over the prior several years, we decided to discontinue the product line. Pursuant to the License Agreements Dr. Reginald Cherry, and the Cherry Ministries Inc., licensed to NAI the name, likeness, style, persona and other attributes of Dr. Cherry in connection with the sale of nutritional products that were marketed by NAI under its Pathway to Healing brand. Pursuant to the License Agreements, NAI was permitted to terminate the License Agreements by written notice at any time. We have notified Dr. Cherry and Cherry Ministries of this decision and the termination of the related license agreement was effective as of September 15, 2014. We anticipate that all termination activities related to the Pathway to Healing® product line will be complete by the end of our second quarter of fiscal 2015. We did not change the financial presentation in this report to reflect the branded products segment as “Discontinued Operations” as the wind down of this product line did not meet the criteria for discontinued operations presentation as prescribed by ASC 205-20.

During fiscal 2014, our net sales were 17.7% higher than in fiscal 2013. Private-label contract manufacturing sales increased 18.8% due primarily to the sale of higher volumes of existing products to existing customers and new product sales to new customers. This increase was partially offset by lower average sales prices for a portion of our higher volume products and lower average EUR exchange rates. Revenue concentration to our two largest private-label contract manufacturing customers as a percentage of our total private-label contract manufacturing sales decreased to 55% in fiscal 2014 from 69% for fiscal 2013. We expect our contract manufacturing revenue concentration percentage for our two largest customers to remain consistent during fiscal 2015.

During fiscal 2014, CarnoSyn® beta-alanine royalty and licensing revenue increased 13.4% to $5.4 million as compared to $4.7 million for fiscal 2013. We had raw material sales of beta-alanine totaling $103,000 for fiscal 2013 but had zero during fiscal 2014. As of June 30, 2014, we did not have any beta-alanine raw material on hand. We do not anticipate the direct purchase and sale of material quantities of beta-alanine raw material during fiscal 2015.

During fiscal 2014, three new beta-alanine patents were issued to NAI; two in Japan and one in the U.S.  This new intellectual property related to a broad range of beta-alanine method and composition claims and included two patents covering sustained release formulations for beta-alanine.  As of June 30, 2014, NAI possessed twenty-six beta-alanine patents and seven sustained release beta-alanine patents.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $2.2 million during fiscal 2014 and $2.3 million during fiscal 2013. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of this report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to maintain our patent rights, the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products declined 12.6% in fiscal 2014 as compared to fiscal 2013 due to the continued softening of sales of our Pathway to Healing product line.

During fiscal 2015, we plan to continue our focus on:

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

Revenue Recognition

To recognize revenue, four basic criteria must be met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (b) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (c) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (d) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (e) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (f) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

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

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. We have sold this ingredient to a customer and, since March 2009, we have had an agreement with Compound Solutions, Inc. (CSI) under which we have agreed to grant a license of certain of our patent rights to customers of CSI who purchase beta-alanine from CSI. Before October 1, 2011, we received a fee from CSI that varied based on the amount of net sales of beta-alanine sold by CSI less CSI’s costs and other agreed upon expenses. As of October 1, 2011, we receive a fee from CSI that varies based on the quantity of beta-alanine sold by CSI and the source of such beta-alanine. Our latest license agreement further provides CSI with a license to certain of our patent rights.

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

We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $5.4 million during fiscal 2014 and $4.8 million during fiscal 2013. These royalty income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $722,000 during fiscal 2014 and $604,000 during fiscal 2013.

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

Accounting for Income Taxes

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2014 and June 30, 2013, we had not recorded any tax liabilities for uncertain tax positions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. During fiscal 2014, as a result of changes in California apportionment rules and the state nexus study which was completed during the 3rd quarter of fiscal 2014, we determined that $193,000 of the deferred tax asset for California net operating losses was not more likely than not to be realized.  As a result, we have established a valuation allowance on our net deferred tax assets for this amount. We did not record any adjustment to the deferred tax asset valuation allowance during fiscal 2013.

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

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2014, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. As of June 30, 2014, the notional amounts of our foreign exchange contracts were $9.7 million (EUR 7.1 million). These contracts will mature over the next 14 months.

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

Impairment of Assets

Our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. We did not recognize any impairment losses during fiscal 2014.

Results of Operations

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales (dollars in thousands).

	Fiscal Year Ended
	June 30, 2014		June 30, 2013		Increase (Decrease)
Private-label contract manufacturing	$67,339	91%	$56,672	90%	$10,667	19%
Patent and trademark licensing	5,444	7%	4,799	8%	645	13%
Branded products	1,159	2%	1,326	2%	(167)	(13)%
Total net sales	73,942	100%	62,797	100%	11,145	18%
Cost of goods sold	61,204	83%	50,661	81%	10,543	21%
Gross profit	12,738	17%	12,136	19%	602	5%
Selling, general & administrative expenses	9,961	13%	9,983	16%	(22)	(0)%
Income from operations	2,777	4%	2,153	3%	624	29%
Other expense, net	109	0%	60	0%	49	82%
Income before income taxes	2,668	4%	2,093	3%	575	27%
Provision for income taxes	674	1%	523	1%	151	29%
Net income	$1,994	3%	$1,570	2%	$424	27%

Fiscal 2014 Compared to Fiscal 2013

The percentage increase in private-label contract manufacturing net sales was primarily attributed to the following:

	Percentage Change in Net Sales
NSA International, Inc. (NSA)	(6)	%(1)
Mannatech, Incorporated	1	%(2)
Other customers, net	24	%(3)
Total	19%

1

The decrease in net sales to NSA International, Inc. for fiscal 2014 included a decrease in international sales of 13.3% and a decline in domestic sales of 9.2%. The decrease in international sales during fiscal 2014 is primarily due to a customer driven inventory reduction program initiated during the first quarter of 2014, decreased demand by NSA’s consumers, and lower average EUR exchange rates. NSA’s inventory reduction program was substantially completed during our second quarter ended December 31, 2013. The domestic decrease is primarily due to lower average sales prices and lower sales primarily associated with a customer driven packaging reconfiguration that was launched during the first quarter of 2014. This new packaging configuration was completed as of September 30, 2013.

2	Net sales to Mannatech, Incorporated increased in fiscal 2014 primarily as a result of higher volumes of established products in existing markets.
3	The increase in net sales to other customers was primarily due to sales of new products for new customers and a net increase in sales of existing products for other existing customers.

Net sales from our patent and trademark licensing segment increased 13% during fiscal 2014. During fiscal 2014, patent and trademark licensing sales included $5.1 million of royalty income, zero direct beta-alanine raw material sales, and $300,000 of license fees. During fiscal 2013, patent and trademark licensing sales included $3.8 million of royalty income, $103,000 of direct beta-alanine raw material sales, and $913,000 of license fees.

Consolidated gross profit margin decreased 2.1 percentage points during fiscal 2014 primarily due to the following:

	Percentage Change
Contract manufacturing:
Shift in sales mix and material cost	(2.0)	(1)
Overhead expenses	1.4	(1)
Incremental direct and indirect labor	(0.7)	(1)
Patent and trademark licensing	(0.2)	(2)
Branded products	(0.6)	(3)
Total	(2.1)

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 1.3 percentage points during fiscal 2014 as compared to fiscal 2013. The decrease in gross profit as a percentage of sales was primarily due to lower average sales prices and higher per unit manufacturing costs associated.

2

During fiscal 2014, patent and trademark licensing gross profit margin as a percentage of net sales decreased 0.2 percentage points due to patent and trademark revenue representing a lower percentage of net sales year over year..

3

Branded products gross profit margin as a percentage of consolidated net sales decreased 0.6 percentage points during fiscal 2014 due primarily to increased inventory write-downs. The inventory write-downs in fiscal 2014 included approximately $320,000 of inventory write-downs recorded in connection with our decision to discontinue the Dr. Cherry product line.

Selling, general and administrative expenses decreased $22,000, or 0.2% during fiscal 2014 as compared to fiscal 2013.

Other net expenses increased $49,000 primarily due to the recognition of non-income tax expense, which included liabilities related to the current and prior years. This was partially offset by favorable foreign currency translation activity.

Our income tax expense increased $151,000 during fiscal 2014 as compared to fiscal 2013. The increases were attributed to higher pre-tax income as compared to the comparable prior year periods and the recognition of certain discrete tax items, which included (1) an expense to adjust the state deferred tax assets as a result of a change in the estimated state tax rate, (2) an expense to establish a valuation allowance on a portion of the deferred tax asset for the California net operating loss, (3) a net benefit of state taxes as a result of adjusting California apportionment and filing in other states for prior years, and (4) a true-up of the R&D credit claimed on the federal income tax return filed in during fiscal 2014.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $5.3 million in fiscal 2014 compared to net cash provided by operating activities of $4.5 million in fiscal 2013.

Net income increased by $424,000 to $2.0 million during fiscal 2014 as compared to net income of $1.6 million in the prior fiscal year. At June 30, 2014, changes in accounts receivable, consisting primarily of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, used $268,000 in cash compared to providing $2.0 million in fiscal 2013. The decrease in cash provided by accounts receivable during fiscal 2014 was primarily due to the collection of amounts due from sales of beta-alanine raw materials during fiscal 2013 with no such corresponding activity in fiscal 2014 along with timing of sales year over year. The average number of days our accounts receivable were outstanding was 33 days during fiscal 2014, as compared to 45 days for fiscal 2013. Changes in income taxes used $212,000 in cash during fiscal 2014 as compared to providing $184,000 in fiscal 2013. The change in cash flow activity related to taxes is primarily due to the collection of income tax receivable in fiscal 2013 with no such collections in fiscal 2014.

Increases in inventory used $2.8 million in cash during fiscal 2014 compared to using $1.7 million in fiscal 2013. The increase in inventory in fiscal 2014 primarily related to the build-up of inventory due to increased demand and the timing of inventory shipments and receipts.

Approximately $1.6 million of our operating cash flow was generated by NAIE in fiscal 2014. As of June 30, 2014, NAIE’s undistributed retained earnings of $12.9 million were considered indefinitely reinvested.

Cash used in investing activities in fiscal 2014 was $2.5 million compared to $1.6 million in fiscal 2013. Capital expenditures were $2.7 million during fiscal 2014 compared to $1.6 million in fiscal 2013. Capital expenditures during fiscal 2014 and fiscal 2013 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities.

At June 30, 2014 and June 30, 2013, on a consolidated basis, we had no outstanding debt balances.

On December 16, 2010, we executed a Credit Agreement (Credit Agreement) with Wells Fargo Bank, National Association. This Credit Agreement replaced our previous credit facility and provides us with a line of credit of up to $5.0 million. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit and each subsequent extension amendment, we pay an annual commitment fee of $12,500. There are no amounts currently drawn under the line of credit.

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

On June 30, 2014, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.5 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $179,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $561,000. As of June 30, 2014, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,122), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of June 30, 2014, we had $19.5 million in cash and cash equivalents and $5.6 million available under our credit facilities. Of these amounts, $7.8 million of cash and cash equivalents and $561,000 of the amount available under our credit facilities were held by NAIE. Our intent is to permanently reinvest all of our earnings from foreign operations, and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund our U.S. operations, we may be required to accrue and pay additional U.S. taxes to repatriate any such funds. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2013 and 2014, we did not experience any significant increases in product raw material or operational costs due to inflationary factors. We currently believe increasing raw material and product cost pricing pressures will exist throughout fiscal 2015 as a result of limited supplies of various ingredients, including beta-alanine, and the effects of higher labor and transportation costs. We do not believe current inflation rates will have a material impact on our future operations or profitability.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included under Note A in the notes to our consolidated financial statements included under Item 8 of this report.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide Item 7A disclosure in this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. at June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

September 25, 2014

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$19,512	$16,697
Accounts receivable – less allowance for doubtful accounts of $94 at June 30, 2014 and $144 at June 30, 2013	6,835	6,605
Inventories, net	12,840	10,035
Deferred income taxes	344	609
Income tax receivable	228	160
Prepaids and other current assets	1,144	1,217
Total current assets	40,903	35,323
Property and equipment, net	8,811	9,205
Deferred income taxes	1,593	1,527
Other noncurrent assets, net	951	585
Total assets	$52,258	$46,640
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,418	$3,539
Accrued liabilities	1,565	1,130
Accrued compensation and employee benefits	1,238	807
Income taxes payable	379	466
Total current liabilities	9,600	5,942
Long-term pension liability	183	134
Deferred rent	37	225
Total liabilities	9,820	6,301
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2014 and June 30, 2013, issued and outstanding (net of treasury shares) 6,997,754 at June 30, 2014 and 6,914,555 at June 30, 2013	74	73
Additional paid-in capital	19,865	19,662
Accumulated other comprehensive loss	(469)	(430)
Retained earnings	25,661	23,667
Treasury stock, at cost, 515,923 shares at June 30, 2014 and 494,122 at June 30, 2013	(2,693)	(2,633)
Total stockholders’ equity	42,438	40,339
Total liabilities and stockholders’ equity	$52,258	$46,640

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2014	2013
Net sales	$73,942	$62,797
Cost of goods sold	61,204	50,661
Gross profit	12,738	12,136
Selling, general & administrative expenses	9,961	9,983
Income from operations	2,777	2,153
Other income (expense):
Interest income	34	45
Interest expense	(11)	(19)
Foreign exchange loss	(29)	(86)
Other, net	(103)	—
	(109)	(60)
Income before income taxes	2,668	2,093
Provision for income taxes	674	523
Net income	$1,994	$1,570
Change in minimum pension liability, net of tax	(20)	(95)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	(19)	(434)
Comprehensive income	$1,955	$1,041
Net income per common share:
Basic	$0.29	$0.23
Diluted	$0.29	$0.23
Weighted average common shares outstanding:
Basic	6,820,466	6,869,224
Diluted	6,864,216	6,884,966

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2012	7,300,677	$72	$19,530	$22,097	361,990	$(1,930)	$99	$39,868
Issuance of common stock for stock option exercises	10,000	—	37	—	—	—	—	37
Issuance of common stock for restricted stock grants	98,000	1	(1)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	202	—	—	—	—	202
Repurchase of common stock	—	—	—	—	132,132	(703)	—	(703)
Tax effect of stock compensation	—	—	(106)	—	—	—	—	(106)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(95)	(95)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(434)	(434)
Net income	—	—	—	1,570	—	—	—	1,570
Balance, June 30, 2013	7,408,677	73	19,662	23,667	494,122	(2,633)	(430)	40,339
Issuance of common stock for restricted stock grants	105,000	1	(1)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	235	—	—	—	—	235
Repurchase of common stock	—	—	—	—	21,801	(60)	—	(60)
Tax effect of stock compensation	—	—	(31)	—	—	—	—	(31)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(20)	(20)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(19)	(19)
Net income	—	—	—	1,994	—	—	—	1,994
Balance, June 30, 2014	7,513,677	$74	$19,865	$25,661	515,923	$(2,693)	$(469)	$42,438

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(in thousands)

	2014	2013
Cash flows from operating activities
Net income	$1,994	$1,570
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts receivable	38	114
Depreciation and amortization	2,905	3,036
Deferred income taxes	199	34
Non-cash compensation	235	202
Pension expense	70	65
Gain on disposal of assets	(23)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(268)	2,032
Inventories	(2,805)	(1,680)
Prepaids and other assets	(329)	298
Accounts payable and accrued liabilities	3,112	(852)
Income taxes	(212)	184
Accrued compensation and employee benefits	431	(524)
Net cash provided by operating activities	5,347	4,470
Cash flows from investing activities
Purchases of property and equipment	(2,679)	(1,621)
Proceeds from sale of property & equipment	207	36
Net cash used in investing activities	(2,472)	(1,585)
Cash flows from financing activities
Issuance of common stock	—	37
Repurchase of common stock	(60)	(703)
Net cash used in financing activities	(60)	(666)
Net increase in cash and cash equivalents	2,815	2,219
Cash and cash equivalents at beginning of year	16,697	14,478
Cash and cash equivalents at end of year	$19,512	$16,697
Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$718	$335
Interest	$13	$13
Disclosure of non-cash activities:
Change in minimum pension liability, net of tax	$20	$95
Change in unrealized gain resulting from change in fair value of derivative instruments, net of tax	$19	$434
Fixed assets in accounts payable	$41	$25

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

Principles of Consolidation

The consolidated financial statements include the accounts of Natural Alternatives International, Inc. (NAI) and our wholly owned subsidiary, NAIE. All intercompany accounts and transactions have been eliminated. The functional currency of NAIE, our foreign subsidiary, is the U.S. Dollar. The financial statements of NAIE have been translated at either current or historical exchange rates, as appropriate, with gains and losses included in the consolidated statements of operations.

Reclassifications

Certain items previously reported in our prior years’ consolidated financial statements have been reclassified to conform with the current year presentation. The reclassification relates to the classification of certain operating expenses from our NAIE operations previously classified as cost of goods sold, which are now being classified as part of selling, general & administrative expenses. This reclassification was made to reflect the change in operational activity of NAIE, which has historically been primarily a manufacturing specific operation but is now transitioning to perform additional selling and administrative functions. The reclassified amount relating to fiscal 2013 totaled $386,000. This reclassification had no effect on previously reported total assets, stockholders’ equity, or net income.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the FASB) issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment to previous income tax guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We adopted Accounting Standard Update 2013-11 during our third quarter of fiscal 2014 and there was not significant impact to our consolidated financial statements as a result of our adoption of this amendment.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for us beginning in our first quarter of fiscal 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements and whether it will be adopted retrospectively to each period presented or with the cumulative effect as of the date of adoption.

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

As of June 30, 2014 and June 30, 2013, we did not have any financial assets or liabilities classified as Level 1, except for assets related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of June 30, 2014 was a net liability of $24,000 and the value as of June 30, 2013 was a net asset of $95,000. The fair values were determined based on obtaining pricing from our bank and corroborating those values with a third party bank. As of June 30, 2014 and June 30, 2013, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between any levels during fiscal 2014.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We did not recognize any impairment losses during fiscal 2014 or fiscal 2013.

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

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2014, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. As of June 30, 2014, the notional amounts of our foreign exchange contracts were $9.7 million (EUR 7.1 million). These contracts will mature over the next 14 months.

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

Revenue Recognition

To recognize revenue, four basic criteria must be met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (b) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (c) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (d) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (e) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (f) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

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

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. We have sold this ingredient to a customer and, since March 2009, we have had an agreement with Compound Solutions, Inc. (CSI) under which we have agreed to grant a license of certain of our patent rights to customers of CSI who purchase beta-alanine from CSI. Before October 1, 2011, we received a fee from CSI that varied based on the amount of net sales of beta-alanine sold by CSI less CSI’s costs and other agreed upon expenses. As of October 1, 2011, we receive a fee from CSI that varies based on the quantity of beta-alanine sold by CSI and the source of such beta-alanine. Our latest license agreement further provides CSI with a license to certain of our patent rights.

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

We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $5.4 million during fiscal 2014 and $4.8 million during fiscal 2013. These royalty income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $722,000 during fiscal 2014 and $604,000 during fiscal 2013.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $948,000 for 2014 and $1.2 million for 2013. These costs were included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $131,000 during the fiscal year ended June 30, 2014 and $215,000 during fiscal 2013. These costs were included in selling, general and administrative expenses.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2014 and June 30, 2013, we had not recorded any tax liabilities for uncertain tax positions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. During fiscal 2014, as a result of changes in California apportionment rules and the state nexus study which was completed during the 3rd quarter of fiscal 2014, we determined that $193,000 of the deferred tax asset for California net operating losses was not more likely than not to be realized.  As a result, we have established a valuation allowance on our net deferred tax assets for this amount. We did not record any adjustment to the net deferred tax asset valuation allowance during fiscal 2013.

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2009 and forward are subject to examination by the U.S. tax authorities and our years for the fiscal year ended June 30, 2007 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2013 and forward are subject to examination by the Switzerland tax authorities.

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

The Company did not grant any options during fiscal 2014 or 2013.

We did not have any options exercised during fiscal 2014. The aggregate intrinsic value of option awards exercised was $24,500 during fiscal 2013. All remaining outstanding stock options are fully vested and all related compensation cost was fully recognized at June 30, 2014. The total fair value of options vested during the fiscal year ended June 30, 2014 was $121,000. The total fair value of options vested during the fiscal year ended June 30, 2013 was $148,000.

During fiscal 2013 we granted a total of 98,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. Each restricted share will vest over three years and these shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. During the three months ended September 30, 2013, 10,000 of these shares were forfeited due to the termination of employment of one of the grantees. On March 7, 2014 we granted 105,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. These restricted stock grants will vest over three years and cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. There were 29,720 vested restricted stock shares as of June 30, 2014 and there no vested restricted stock shares as of June 30, 2013. The total remaining unrecognized compensation cost related to unvested restricted stock shares amounted to $757,000 at June 30, 2014 and the weighted average remaining requisite service period of unvested restricted stock shares was 2.3 years. The weighted average fair value of restricted stock shares granted during fiscal 2014 was $5.56. The weighted average fair value of restricted stock shares granted during fiscal 2013 was $4.74.

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

	For the Years Ended June 30,
	2014	2013
Numerator
Net income	$1,994	$1,570
Denominator
Basic weighted average common shares outstanding	6,820	6,869
Dilutive effect of stock options and restricted stock shares	44	16
Diluted weighted average common shares outstanding	6,864	6,885
Basic net income per common share	$0.29	$0.23
Diluted net income per common share	$0.29	$0.23

Shares related to 268,000 stock options for the fiscal year ended June 30, 2014 and 429,000 for fiscal 2013, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our two largest customers, whose receivable balances collectively represented 26.9% of gross accounts receivable at June 30, 2014 and 44.3% at June 30, 2013. Additionally, royalty amounts due from CSI represented 23.6% of gross accounts receivable at June 30, 2014 and 20.6% at June 30, 2013. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2014	2013
Raw materials	$9,764	$6,516
Work in progress	2,176	1,576
Finished goods	1,621	2,358
Reserve	(721)	(415)
	$12,840	$10,035

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years	2014	2013
Land	NA	$393	$393
Building and building improvements	7 – 39	2,793	2,793
Machinery and equipment	3 – 12	26,772	26,141
Office equipment and furniture	3 – 5	3,189	3,030
Vehicles	3	209	136
Leasehold improvements	1 – 15	10,949	10,771
Total property and equipment		44,305	43,264
Less: accumulated depreciation and amortization		(35,494)	(34,059)
Property and equipment, net		$8,811	$9,205

D. Other comprehensive loss

      Other comprehensive (loss) income consisted of the following at June 30 (dollars in thousands):

	Twelve Months Ended June 30, 2014
	Defined Benefit Pension Plan	Unrealized Losses on Cash Flow Hedges	Total
Balance as of June 30, 2013	$(482)	$52	$(430)

Other comprehensive loss before reclassifications	31	(488)	(457)
Amounts reclassified from OCI	(10)	454	444

Tax effect of OCI activity	(41)	15	(26)
Other comprehensive loss	(20)	(19)	(39)
Balance as of June 30, 2014	$(502)	$33	$(469)

E. Debt

On December 16, 2010, we executed a Credit Agreement (Credit Agreement) with Wells Fargo Bank, National Association. This Credit Agreement replaced our previous credit facility and provides us with a line of credit of up to $5.0 million. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit and each subsequent extension amendment, we pay an annual commitment fee of $12,500. There are no amounts currently drawn under the line of credit.

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

On June 30, 2014, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.5 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $179,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $561,000. As of June 30, 2014, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,122), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the year ended June 30, 2014. As of June 30, 2014, we had $5.6 million available under our credit facilities.

F. Income Taxes

During fiscal 2014 we recognized certain discrete items as part of our income tax calculations. These discrete items included (1) an expense to adjust the state deferred tax assets as a result of a change in the estimated state tax rate, (2) an expense to establish a valuation allowance on a portion of the deferred tax asset for the California net operating loss, (3) a net benefit of state taxes as a result of adjusting California apportionment and filing in other states for prior years, and (4) a true-up of the R&D credit claimed on the federal income tax return filed in the current quarter.

In addition, during fiscal 2014, as a result of changes in California apportionment rules and the state nexus study which was completed during the year, we determined that $193,000 of the deferred tax asset for California net operating losses was not more likely than not to be realized.  As a result, we have established a valuation allowance on our net deferred tax assets for this amount.

The provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2014	2013
Current:
Federal	$559	$(24)
State	(370)	(4)
Foreign	343	271
	532	243

Deferred:
Federal	(264)	218
State	213	62
Valuation allowance	193	—
	142	280
Provision for income taxes	$674	$523

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$28	$49
Accrued vacation expense	101	108
Tax credit carry forward	51	4
Allowance for inventories	234	136
Stock-based compensation	157	126
Pension liability	238	279
Other, net	106	150
Deferred rent	13	89
Accumulated depreciation and amortization	911	846
Net operating loss carry forward	458	525
Total gross deferred tax assets	$2,297	$2,312
Deferred tax liabilities:
Prepaid expenses	(157)	(151)
Other	(10)	(25)
Deferred tax liabilities	(167)	(176)
Valuation allowance	(193)	—
Net deferred tax assets	$1,937	$2,136

At June 30, 2014, we had state tax net operating loss carry forwards of approximately $7.8 million. Under California tax law, net operating loss deductions were suspended for tax years beginning in 2008, 2009, 2010 and 2011 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. Our state tax loss carry forwards will begin to expire in 2021, unless used before their expiration.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2014 and June 30, 2013.

NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 18.2%. NAIE had net income of $1.5 million for the fiscal year ended June 30, 2014. Undistributed earnings of NAIE amounted to approximately $12.9 million at June 30, 2014. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal taxes has been provided thereon.

A reconciliation of income tax provision computed by applying the statutory federal income tax rate of 34% to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2014	2013
Income taxes computed at statutory federal income tax rate	$913	$711
State income taxes, net of federal income tax expense	(35)	41
Expenses not deductible for tax purposes	19	39
Foreign tax rate differential	(297)	(264)
Return to provision – differences	(41)	(4)
Adjust state deferred due to change in apportionment	195	—
State tax planning – net savings	(239)	—
Change in valuation allowance	193	—
Other, net	(34)	—
Income tax provision as reported	$674	$523
Effective tax rate	25.1%	25.0%

G. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. Effective January 1, 2004, the plan was amended to require that we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. Effective January 1, 2009, we elected to temporarily discontinue the company match program. The match program was reinstated effective July 15, 2011. The total contributions under the plan charged to income from operations totaled $184,000 for fiscal 2014 and $189,000 for fiscal 2013.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to operating income for these benefits totaled $956,000 for the fiscal year ended June 30, 2014 and $937,000 for fiscal 2013.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,796	$1,593
Interest cost	80	79
Actuarial loss	165	286
Benefits paid	(140)	(162)
Benefit obligation at end of year	$1,901	$1,796
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,662	$1,682
Actual return on plan assets	226	142
Benefits paid	(140)	(162)
Plan expenses	(29)	—
Fair value of plan assets at end of year	$1,719	$1,662
Reconciliation of Funded Status
Difference between benefit obligation and fair value of plan assets	$(182)	$(134)
Unrecognized net actuarial loss in accumulated other comprehensive income	679	700
Net amount recognized	$497	$566
Projected benefit obligation	$1,901	$1,796
Accumulated benefit obligation	$1,901	$1,796
Fair value of plan assets	$1,719	$1,662

The weighted-average discount rate used for determining the projected benefit obligations for the defined benefit pension plan was 4.3% during the year ended June 30, 2014 and 4.8% for the year ended June 30, 2013.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2014	2013
Interest cost	$80	$79
Expected return on plan assets	(105)	(107)
Recognized actuarial loss	46	28
Settlement loss	49	65
Net periodic benefit expense	$70	$65

We do not expect to make any contribution to our defined benefit pension plan in fiscal 2015.

The following is a summary of changes in plan assets and benefit obligations recognized in other comprehensive income (in thousands):

	2014	2013
Net loss	$45	$251
Settlement loss	(50)	(65)
Amortization of net loss	(46)	(28)
Plan expenses	29	—
Total recognized in other comprehensive (loss) income	$(22)	$158
Total recognized in net periodic benefit cost and other comprehensive income	$48	$223

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $8,000. We do not have any transition obligations or prior service costs recorded in accumulated other comprehensive income.

The following benefit payments are expected to be paid (in thousands):

2015	$14
2016	28
2017	35
2018	67
2019	86
2020-2024	704
$934

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2014	2013
Discount rate	4.80%	5.50%
Expected long-term rate of return	7.00%	7.00%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2014	2013	Target Allocation
Equity securities	49%	48%	48%
Debt securities	45%	46%	47%
Commodities	—	—	2%
Cash and money market funds	6%	6%	3%
	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2014 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$101	$101	$—	$—
Equity securities(1)	$850	$850	$—	$—
Debt securities(2)	$768	$768	$—	$—
Total	$1,719	$1,719	$—	$—

(1)	This category is comprised of publicly traded funds, of which 70% are large-cap funds, 4% are mid-cap funds, 6% are emerging markets equity funds, and 20% are international equity funds.
(2)

This category is comprised of publicly traded funds, of which 17% are short-term fixed income funds, 3% are high-yield fixed income funds, 53% are intermediate fixed income funds, 23% are REITs and MLPs funds, and 4% are international/emerging markets funds.

H. Stockholders’ Equity

Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. For the year ended June 30, 2013, we purchased 132,132 shares at a weighted average cost of $5.32 per share and a total cost of $703,000, including commissions and fees. During the twelve months ended June 30, 2014, we purchased 5,100 shares at a weighted average cost of $4.55 per share and a total cost of $23,000 including commissions and fees.

During fiscal 2014 we acquired 6,701 shares from employees in connection with restricted stock shares that vested during the year. These shares were returned to the Company by the related employees and in return the Company paid each employee’s required tax withholding. The valuation of the shares acquired and thereby the amount of shares returned to the Company was calculated based on the closing share price on the date the shares vested.

Stock Option Plans

On December 6, 1999, our stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”). The 1999 Plan was terminated effective as of November 30, 2009.

Effective as of October 15, 2009, our Board of Directors approved an omnibus incentive plan (the “2009 Plan”). The 2009 Plan was approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. As of June 30, 2014, a total of 900,000 shares of common stock were reserved under the 2009 Plan for issuance to our employees, non-employee directors and consultants.

Stock option activity for the year ended June 30, 2014 was as follows:

	1999 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	160,000	$7.73
Exercised	—	—
Forfeited	(150,000)	$7.57
Granted	—	$—
Outstanding at June 30, 2014	10,000	$10.19	0.31	$—
Vested and exercisable at June 30, 2014	10,000	$10.19	0.31	$—
Available for grant at June 30, 2014	—

	2009 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	223,350	$6.87
Exercised	—	$—
Forfeited	(33,331)	$7.50
Granted	—	$—
Outstanding at June 30, 2014	190,019	$6.76	5.43	$70,000
Vested and exercisable at June 30, 2014	190,019	$6.76	5.43	$70,000

Restricted stock activity for the year ended June 30, 2014 was as follows (2009 Plan):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2013	98,000	$4.74
Granted	105,000	$5.56
Vested	(29,720)	$4.76
Forfeited	(10,000)	$4.53
Nonvested at June 30, 2014	163,280	$5.28

As of June 30, 2014, there were 523,682 shares available for grant under the 2009 Plan.

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

NAIE leases facility space in Manno, Switzerland. The leased space totals approximately 87,763 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European marketplace. Effective July 1, 2014, NAIE entered into a new lease with its current landlord. The new lease replaced, extended, and enlarged an existing lease between the same parties for the same building in Manno Switzerland. NAIE intends to improve portions of the additional space acquired by the new lease, and will continue to use the entire leased premises for offices, laboratory, warehouse and production. The new lease has a term of five years with a right for NAIE to extend the lease for an additional five years. The initial five year term expires on June 30, 2019.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2014 (in thousands):

	2015	2016	2017	2018	2019	There- after	Total
Gross minimum rental commitments	$3,017	$2,935	$2,854	$2,886	$2,920	$6,937	$21,549

Rental expense totaled $2.3 million for the fiscal year ended June 30, 2014 and $2.2 million for fiscal 2013.

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

	2014		2013
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$25,252	38%	$28,404	50%
Customer 2	11,256	17%	10,638	19%
Customer 3	10,960	16%	(a)	(a)
	$47,468	71%	$39,042	69%

(a)	Sales were less than 10% of the respective period’s total private label contract manufacturing net sales

Accounts receivable from these customers totaled $3.1 million at June 30, 2014 and $3.0 million at June 30, 2013.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. During fiscal 2014 and 2013, we did not have any suppliers that individually represented greater than 10% of our raw material purchases.

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

During the year ended June 30, 2014 and prior, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2015. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (OCI) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the year ended June 30, 2014, we did not have any losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of June 30, 2014, the notional amounts of our foreign exchange contracts were $9.7 million (EUR 7.1 million). As of June 30, 2014, a net gain of approximately $28,000, offset by $10,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. As of June 30, 2013, a net gain of approximately $63,000, offset by $25,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $24,000 of the gross gain, as of June 30, 2014, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of June 30, 2014, $46,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $4,000 was classified in other non-current assets, net and $74,000 was classified in accrued liabilities in our Consolidated Balance Sheets. During the year ended June 30, 2014, we recognized $508,000 of losses in OCI and reclassified $474,000 of losses from OCI to revenue. During the year ended June 30, 2013, we recognized $152,000 of gains in OCI and reclassified $570,000 of gains from OCI to revenue.

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

On September 8, 2011, NAI and CSI filed a complaint in the U.S. District Court for the District of Delaware against DNP International Co., Inc. (DNP) alleging claims of unfair competition, violation of the Delaware Deceptive Trade Practices Act and interference with business relations. On December 22, 2011, DNP filed a complaint in the U.S. District Court for the District of Delaware against NAI and CSI for declaratory judgment of non-infringement and invalidity of three of NAI’s patents. On January 27, 2012, DNP amended its complaint to add declaratory judgment claims against a fourth NAI patent (‘381 patent). On February 6, 2012, the Company and CSI moved to dismiss the cases related to the three previously asserted patents for lack of subject matter jurisdiction. On the same day, the Company filed its answer and counterclaims for infringement by DNP of the ‘381 patent. DNP subsequently agreed to voluntarily dismiss CSI from the lawsuit. On March 2, 2012, the Court ordered the dismissal of CSI. On April 15, 2013, the Court consolidated the two lawsuits referenced above for purposes of pretrial matters. The Court also entered a Scheduling Order setting a trial date in April 2015. On July 6, 2014, the Court partially stayed the case. NAI, CSI and DNP settled the case, which was dismissed with prejudice on July 29, 2014. As part of the settlement, DNP agreed to exit the beta-alanine business.

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging infringement by Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ß-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent no. 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Woodbolt has also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-examine the ’381 patent. On August 17, 2012, the USPTO accepted the request to re-exam the ’422 patent. On December 6, 2013, the USPTO rejected the claims of the ‘381 patent and issued a right of appeal notice. On January 6, 2014, the Company filed its notice of appeal. The parties have filed briefs with the USPTO and the '381 reexamination is pending. On August 8, 2014, the USPTO rejected the claims of the ‘422 patent and issued a right of appeal notice.

A declaration of non-infringement, invalidity or unenforceability of certain of our patents could have a material adverse impact upon our business results, operations, and financial condition.

On February 13, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of San Diego) captioned Sparling v. USPLabs, LLC, et al. Case No. 37-2013-00034663-CU-PL-CTL. On March 21, 2013, co-defendant USP Labs LLC filed a Notice of Removal to the U.S. District Court for the Southern District of California, Civil Action No. 3:13-cv-00667-JLS-DHB. Specific allegations against the Company are for negligence, strict products liability, breach of express and implied warranties and wrongful death. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs, LLC. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On April 19, 2013, the Company filed a motion to dismiss the allegations against it. On October 11, 2013, the Court granted a motion by co-defendant, USPLabs’, to transfer the case to the U.S. District Court for the Western District of Texas. The Court has set a trial date for March 26, 2015. The Company moved to dismiss the case. On May 28, 2014, the claims against the Company were dismissed with prejudice.

On May 8, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Carolyne v. USPLabs, LLC, Case No. BC 508212. Specific allegations against the Company are for negligence, strict products liability, breach of express and implied warranties. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On June 28, 2013, the Company filed a demurrer seeking dismissal of the allegations against it. On May 27, 2014, the claims against the Company were dismissed with prejudice.

On November 1, 2013, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of San Diego) captioned Reed v. USPLabs, LLC, Case No. 37-2013-00074052. Specific allegations against the Company are for negligence, strict products liability, and breach of express and implied warranties. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The case has been removed to U.S. District Court for the Southern District of California. On December 27, 2013, the Company filed a motion to dismiss the allegations against it. On June 13, 2014, the claims against the Company were dismissed with prejudice.

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

On January 24, 2014, several entities, including the Company, were sued for various causes of action pertaining to product liability in Superior Court for the State of California (County of Los Angeles) captioned Little v. USPLabs, LLC, Case No. BC534065. Specific allegations against the Company are for negligence, strict products liability, and breach of express and implied warranties. The Company has been provided with defense counsel by CSI’s insurance company. Additionally, the Company has sought indemnification from co-defendant USPLabs. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. The Company is not involved in the formulation, manufacture, distribution or sale of the product at issue in the lawsuit. On February 28, 2014, USPLabs filed a Notice of Removal from the Superior Court for the State of California to the U.S. District Court for the Central District of California. On March 7, 2014, the Company filed a Motion to Dismiss. On March 17, 2014, plaintiffs filed a Motion to Remand the case back to Superior Court. On April 25, 2014, the District Court granted plaintiffs’ Motion to Remand based on a lack of subject matter jurisdiction and therefore also denied the Company’s Motion to Dismiss as moot. On May 27, 2014, the claims against the Company were dismissed with prejudice.

M. Segment Information

Our business consists of three segments for financial reporting purposes. The three segments are identified as (i) private label contract manufacturing, which primarily relates to the provision of private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and (ii) patent and trademark licensing, which primarily includes royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnosSyn® trade name, and (iii) branded products, which relates to the marketing and distribution of our branded nutritional supplements and consists primarily of the products sold under our Pathway to Healing® product line.

Due to the steady decline in sales of our Pathway to Healing® product line over the prior several years, we decided to discontinue the product line. Pursuant to the License Agreements, Dr. Cherry and Cherry Ministries licensed to NAI the name, likeness, style, persona and other attributes of Dr. Cherry in connection with the sale of nutritional products that were marketed by NAI under its Pathway to Healing brand. Pursuant to the License Agreements, NAI was permitted to terminate the License Agreements by written notice at any time. We have notified Dr. Cherry and Cherry Ministries of our decision to discontinue the product line and the termination of the related license agreement was effective as of September 15, 2014. We anticipate that all termination activities related to the Pathway to Healing® product line will be complete by the end of our second quarter of fiscal 2015. We did not change the financial presentation in this report to reflect the branded products segment as “Discontinued Operations” as the wind down of this product line did not meet the criteria for discontinued operations presentation as prescribed by ASC 205-20.

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

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2014	2013
Net Sales
Private-label contract manufacturing	$67,339	$56,672
Patent and trademark licensing	5,444	4,799
Branded products	1,159	1,326
	$73,942	$62,797

	2014	2013
Operating Income
Private-label contract manufacturing	$5,559	$5,137
Patent and trademark licensing	2,281	1,519
Branded products	(235)	67
Income from operations of reportable segments	7,605	6,723
Corporate expenses not allocated to segments	(4,828)	(4,570)
	$2,777	$2,153

	2014	2013
Total Assets
Private-label contract manufacturing	$50,424	$45,032
Patent and trademark licensing	1,632	1,388
Branded products	202	220
	$52,258	$46,640

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Australia, South Africa and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2014	2013
United States	$38,729	$36,710
Markets outside the United States	35,213	26,087
Total net sales	$73,942	$62,797

Products manufactured by NAIE accounted for 57% of net sales in markets outside the U.S. in fiscal 2014 and 67% in fiscal 2013. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2014 and 2013.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

2014	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$6,648	$36,618	$2,297
Europe	2,163	15,640	382
	$8,811	$52,258	$2,679

2013	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$6,728	$32,450	$838
Europe	2,477	14,190	783
	$9,205	$46,640	$1,621

N. Subsequent Events

On July 7, 2014, we purchased twelve forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The twelve contracts expire monthly beginning September 2014 and ending August 2015. The forward contracts had a notional amount of 10.2 million Euros and a weighted average forward rate of $1.36.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2014. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2014 based on the criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information called for under Items 10- 14 of this Part III will be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 10, 2014, to be filed on or before October 28, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

• Consolidated Balance Sheets as of June 30, 2014 and 2013;

• Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2014 and 2013;

• Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2014 and 2013;

• Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013; and

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

Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006
10.8	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007
10.9	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009
10.10	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.11	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.12	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.13	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.14	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.15	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.16	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.17	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.18	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.19	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.20	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010
10.21	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.22	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 1, 2010	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010
10.23	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.24	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 28, 2011	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011
10.25	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 28, 2011 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011
10.26	First Amendment to Manufacturing Agreement by and between NSA, Inc. and NAI effective as of April 1, 2012	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012
10.27	First Amendment to Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE effective as of April 1, 2005.	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.28	Second Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 7, 2012	Exhibit 10.38 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013

10.29	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated December 7, 2012 in the amount of $5,000,000	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013

10.30	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013

10.31	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2013*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013

10.32	Second amendment to the Amended and Restated Employment Agreement, by and between and Kenneth E. Wolf, effective July 1, 2013*	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013

10.33	Third Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 1, 2013	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 filed with the commission on February 12, 2014.

10.34	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 1, 2013 in the amount of $5,000,000	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 filed with the commission on February 12, 2014.

10.35	Third amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 7, 2014*	Filed herewith

10.36	Third amendment to the Amended and Restated Employment Agreement, by and between and Kenneth E. Wolf, effective July 7, 2014*	Filed herewith

10.37	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of April 1, 2014	Filed herewith

10.38	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini effective July 1, 2014 (English translation)	Filed herewith

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2014

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and	September 25, 2014
(Mark A. LeDoux)	Chairman of the Board of Directors
(principal executive officer)

/s/ Ken Wolf	Chief Financial Officer	September 25, 2014
(Ken Wolf)	(principal financial officer and
principal accounting officer)

/s/ Joe E. Davis	Director	September 25, 2014
(Joe E. Davis)

/s/ Alan G. Dunn	Director	September 25, 2014
(Alan G. Dunn)

/s/ Alan J. Lane	Director	September 25, 2014
(Alan J. Lane)

/s/ Lee G. Weldon	Director	September 25, 2014
(Lee G. Weldon)