Form 10-Q
period 2014-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2014-11-12
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

[_] Yes [X] No

As of November 12, 2014, 6,997,754 shares of NAI's common stock were outstanding, net of 515,923 treasury shares.

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

•	future levels of our revenue concentration risk;

•	sources and availability of raw materials, including the limited number of suppliers of beta-alanine and other raw materials;

•	inventories, including the adequacy of inventory levels to meet future customer demand and the adequacy and intended use of our facilities;

•	development of new products and marketing strategies;

•	manufacturing and distribution channels, product sales and performance, and timing of product shipments;

•	current or future customer orders, product returns, and potential product recalls;

•	the impact on our business and results of operations and variations in quarterly net sales from seasonal and other factors;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification, and consolidation strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMP);

•	our ability to successfully expand our operations, including outside the United States (U.S.);

•	the adequacy of our reserves and allowances;

•	the sufficiency of our available cash, cash equivalents, and potential cash flows from operations to fund our current working capital needs and capital expenditures through the next 12 months;

•	overall industry and market performance;

•	competition and competitive advantages;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2014	June 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,398	$19,512
Accounts receivable - less allowance for doubtful accounts of $95 at September 30, 2014 and $94 at June 30, 2014	7,893	6,835
Inventories, net	13,064	12,840
Deferred income taxes	344	344
Income tax receivable	311	228
Prepaids and other current assets	2,575	1,144
Total current assets	40,585	40,903
Property and equipment, net	8,653	8,811
Deferred income taxes	1,593	1,593
Other noncurrent assets, net	967	951
Total assets	$51,798	$52,258
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,182	$6,418
Accrued liabilities	1,290	1,565
Accrued compensation and employee benefits	1,453	1,238
Income taxes payable	803	379
Total current liabilities	7,728	9,600
Other noncurrent liabilities, net	195	183
Deferred rent	147	37
Total liabilities	8,070	9,820
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,997,754 at September 30, 2014 and June 30, 2014	74	74
Additional paid-in capital	19,948	19,865
Accumulated other comprehensive income (loss)	251	(469)
Retained earnings	26,148	25,661
Treasury stock, at cost, 515,923 shares at September 30, 2014 and June 30, 2014	(2,693)	(2,693)
Total stockholders’ equity	43,728	42,438
Total liabilities and stockholders’ equity	$51,798	$52,258

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net sales	$18,695	$17,155
Cost of goods sold	15,898	14,421
Gross profit	2,797	2,734
Selling, general & administrative expenses	2,228	2,644
Income from operations	569	90
Other income:
Interest income	8	12
Interest expense	(3)	(3)
Foreign exchange gain	96	17
Other, net	(9)	6
Total other income	92	32

Income before income taxes	661	122
Provision for income taxes	174	34
Net income	$487	$88
Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	720	(208)
Comprehensive income (loss)	$1,207	$(120)

Net income per common share:
Basic	$0.07	$0.01
Diluted	$0.07	$0.01
Weighted average common shares outstanding:
Basic	6,835,691	6,816,494
Diluted	6,873,951	6,843,987

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net Income	$487	$88
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	599	765
Non-cash compensation	83	48
Pension expense	12	12
Loss (gain) on disposal of assets	6	(69)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,058)	(1,580)
Inventories, net	(224)	(1,475)
Prepaids and other assets	(413)	25
Accounts payable and accrued liabilities	(2,296)	427
Income taxes	(47)	(50)
Accrued compensation and employee benefits	215	237
Net cash used in operating activities	(2,636)	(1,572)

Cash flows from investing activities
Purchases of property and equipment	(479)	(412)
Proceeds from sale of property and equipment	1	80
Net cash used by investing activities	(478)	(332)

Cash flows from financing activities
Repurchase of common stock	—	(11)
Net cash used by financing activities	—	(11)

Net decrease in cash and cash equivalents	(3,114)	(1,915)
Cash and cash equivalents at beginning of period	19,512	16,697
Cash and cash equivalents at end of period	$16,398	$14,782

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Taxes	$165	$90
Disclosure of non-cash activities:
Change in unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	$720	$(208)
Fixed assets in accounts payable	$11	$61

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (“2014 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2014 Annual Report unless otherwise noted below.

Recent Accounting Pronouncements

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

	Three Months Ended September 30,
	2014	2013
Numerator
Net income	$487	$88
Denominator
Basic weighted average common shares outstanding	6,836	6,816
Dilutive effect of stock options	38	28
Diluted weighted average common shares outstanding	6,874	6,844
Basic net income per common share	$0.07	$0.01
Diluted net income per common share	$0.07	$0.01

We excluded shares related to stock options totaling 160,000 for the three months ended September 30, 2014, and 331,750 for the three months ended September 30, 2013, from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

We recorded royalty and licensing income as a component of revenue in the amount of $961,000 during the three months ended September 30, 2014 and $1.5 million during the three months ended September 30, 2013. These royalty income amounts result in royalty expense paid to the original patent holders from whom NAI acquired the patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $174,000 during the three months ended September 30, 2014 and $237,000 during the three months ended September 30, 2013.

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

During fiscal 2013 we granted a total of 98,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. Each restricted share will vest over three years and these shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. During the three months ended September 30, 2013, 10,000 of these shares were forfeited due to the termination of employment of one of the grantees. On March 7, 2014 we granted 105,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. These restricted stock grants will vest over three years and cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. We did not grant any restricted shares during the three months ended September 30, 2014 or the three months ended September 30, 2013.

Our net income included stock based compensation expense of approximately $83,000 for the three months ended September 30, 2014 and approximately $48,000 for the three months ended September 30, 2013.

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

As of September 30, 2014 and June 30, 2014, we did not have any financial assets or liabilities classified as level 1. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of September 30, 2014 was an asset of $1.4 million. The fair value of our forward exchange contracts as of June 30, 2014 was a net liability of $24,000. As of September 30, 2014 and June 30, 2014, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2014 or the three month period ended September 30, 2014.

B. Inventories

Inventories, net consisted of the following (in thousands):

	September 30, 2014	June 30, 2014
Raw materials	$9,497	$9,764
Work in progress	2,703	2,176
Finished goods	1,557	1,621
Reserves	(693)	(721)
	$13,064	$12,840

C. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years	September 30, 2014	June 30, 2014

Land	N/A	$393	$393
Building and building improvements	7 – 39	2,793	2,793
Machinery and equipment	3 – 12	26,982	26,772
Office equipment and furniture	3 – 5	3,201	3,189
Vehicles	3	209	209
Leasehold improvements	1 – 15	10,996	10,949
Total property and equipment		44,574	44,305
Less: accumulated depreciation and amortization		(35,921)	(35,494)
Property and equipment, net		$8,653	$8,811

D. Accumulated Other comprehensive (loss) income

Accumulated Other comprehensive (loss) income consisted of the following during the three months ended September 30, 2014 and September 30, 2013 (dollars in thousands):

	Defined Benefit Pension Plan	Unrealized Gains on Cash Flow Hedges	Total

Balance as of June 30, 2014	$(502)	$33	$(469)

Other comprehensive income before reclassifications	—	1,262	1,262
Amounts reclassified from OCI	—	(154)	(154)

Tax effect of OCI activity	—	(388)	(388)
Other comprehensive income	—	720	720
Balance as of September 30, 2014	$(502)	$753	$251

	Defined Benefit Pension Plan	Unrealized Losses on Cash Flow Hedges	Total

Balance as of June 30, 2013	$(482)	$52	$(430)

Other comprehensive loss before reclassifications	—	(419)	(419)
Amounts reclassified from OCI	—	74	74

Tax effect of OCI activity	—	137	137
Other comprehensive loss	—	(208)	(208)
Balance as of September 30, 2013	$(482)	$(156)	$(638)

During the three months ended September 30, 2014, the amounts reclassified from OCI were comprised of $150,000 of gains reclassified to net revenues and $5,000 related to the amortization of forward points reclassified to other income.

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

On September 30, 2014, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $168,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $526,000. As of September 30, 2014, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,051), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the three months ended September 30, 2014. As of September 30, 2014, we had $5.5 million available under our credit facilities.

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

The components included in the net periodic expense for the periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Interest cost	$21	$22
Expected return on plan assets	(9)	(10)
Net periodic expense	$12	$12

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

	Three Months Ended September 30,
	2014		2013
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$6,997	40%	$5,277	34%
Customer 2	2,908	17	3,634	24
Customer 3	2,209	13	1,969	13
	$12,114	70%	$10,880	71%

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended September 30,
	2014		2013
	Raw Material Purchasesby Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$1,034	11%	(a)	(a)
Supplier 2	918	10	(a)	(a)
	$1,952	21%	(a)	(a)
(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

H. Segment Information

Our business consists of three segments for financial reporting purposes. The three segments are identified as (i) private label contract manufacturing, which primarily relates to the provision of private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and (ii) patent and trademark licensing, which primarily includes royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn® trade name, and (iii) branded products, which relates to the marketing and distribution of our branded nutritional supplements and consists primarily of the products sold under our Pathway to Healing® product line.

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

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. The accounting policies of our segments are the same as those described in Note A above and in the consolidated financial statements included in our 2014 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Net Sales
Private label contract manufacturing	$17,465	$15,320
Patent and trademark licensing	961	1,518
Branded products	269	317
	$18,695	$17,155

	Three Months Ended September 30,
	2014	2013
Income from Operations
Private label contract manufacturing	$1,268	$815
Patent and trademark licensing	532	432
Branded products	31	7
Income from operations of reportable segments	1,831	1,254
Corporate expenses not allocated to segments	(1,262)	(1,164)
	$569	$90

	September 30, 2014	June 30, 2014
Total Assets
Private label contract manufacturing	$50,699	$50,424
Patent and trademark licensing	961	1,632
Branded products	138	202
	$51,798	$52,258

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
United States	$9,710	$9,488
Markets outside the United States	8,985	7,667
Total net sales	$18,695	$17,155

Products manufactured by NAIE accounted for 67% of net sales in markets outside the U.S. for the three months ended September 30, 2014, and 55% for the three months ended September 30, 2013. No products manufactured by NAIE were sold in the U.S. during the three months ended September 30, 2014 and 2013.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Three Months Ended
	September 30, 2014	June 30, 2014	September 30, 2014	June 30, 2014	September 30, 2014	September 30, 2013
United States	$6,632	$6,648	$33,226	$36,618	$446	$321
Europe	2,021	2,163	18,572	15,640	33	91
	$8,653	$8,811	$51,798	$52,258	$479	$412

I. Income Taxes

The effective tax rate for the three months ended September 30, 2014 was 26.3%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.  There were no discret iems for the three months ended September 30, 2014. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  During the three months ended September 30, 2014, there was no change to our valuation allowance.

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

J. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. During the three months ended September 30, 2014 we did not purchase any shares under this repurchase plan. During the three months ended September 30, 2013, we purchased 2,400 shares at a weighted average cost of $4.55 per share and a total cost of $11,000 including commissions and fees.

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

As of September 30, 2014, we have forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2015. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three months ended September 30, 2014, we did not have any losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of September 30, 2014, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $18.4 million (EUR 13.5 million). As of September 30, 2014, a net gain of approximately $1.1 million related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $1.1 million will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of September 30, 2014, the fair value of our cash flow hedges was an asset of $1.4 million, which was classified in prepaids and other current assets. During the three months ended September 30, 2014, we recognized $1.3 million of net gains in OCI and reclassified $150,000 of gains from OCI to revenue. As of June 30, 2014, $46,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $4,000 was classified in other non-current assets, net and $74,000 was classified in accrued liabilities in our Consolidated Balance Sheets. During the three months ended September 30, 2013, we recognized $427,000 of net loss in OCI and reclassified $82,000 of loss from OCI to revenue.

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

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging infringement by Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ®-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent no. 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Woodbolt has also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-examine the ’381 patent. On August 17, 2012, the USPTO accepted the request to re-exam the ’422 patent. On December 6, 2013, the USPTO rejected the claims of the ‘381 patent and issued a right of appeal notice. On January 6, 2014, the Company filed its notice of appeal. The parties have filed briefs with the USPTO and the '381 reexamination is pending. On August 8, 2014, the USPTO rejected the claims of the ‘422 patent and issued a right of appeal notice. On September 8, 2014, NAI filed its notice of appeal.

A declaration of non-infringement, invalidity or unenforceability of certain of our patents could have a material adverse impact upon our business results, operations, and financial condition.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2014. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2014 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. This overview should be read in conjunction with the other sections of this Item 2 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our agreements with our largest customer, The Juice Plus+ Company (formerly NSA International, Inc.) expired as of April 1, 2014. We continue to develop, manufacture, produce and package certain nutritional products for The Juice Plus+ Company based on monthly purchase orders submitted to us by The Juice Plus+ Company. We are currently negotiating the terms of renewal and expansion of those agreements with The Juice Plus+ Company. Our revenue also includes royalty, licensing revenue, and raw material sales generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® trade name.

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

During the first three months of fiscal 2015, our net sales were 9.0% higher than in the first three months of fiscal 2014. Private label contract manufacturing sales increased 14.0% due primarily to higher volumes of existing products to existing customers and new product sales to new customers. Revenue concentration risk for our two largest private label contract manufacturing customers decreased to 57% as a percentage of our total private label contract manufacturing sales for the first three months of fiscal 2015 compared to 58% in the first three months of fiscal 2014. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease marginally during the remainder of fiscal 2015 with the anticipated addition of new customer sales and increased sales to other existing customers.

During the first three months of fiscal 2015, CarnoSyn® beta-alanine royalty and licensing revenue decreased 36.7% to $961,000 as compared to $1.5 million for the first three months of fiscal 2014. Included in the royalty and licensing revenue during the first quarter of fiscal 2014 was $150,000 of beta-alanine license fee revenue from Abbott as compared to zero license fee revenue in the same period in fiscal 2015.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $142,000 during the first quarter of fiscal 2015 and $800,000 during the comparable period in fiscal 2014. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2014 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, maintaining our patent rights, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products declined 15.1% in the first three months of fiscal 2015 as compared to the first three months of fiscal 2014 due to the continued softening of sales of our Pathway to Healing® product line that we are discontinuing as described above.

During the remainder of fiscal 2015, we plan to continue to focus on:

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

Our critical accounting policies are discussed under Item 7 of our 2014 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the three months ended September 30, 2014 other than as listed under Item A to our Notes to Condensed Consolidated Financial Statement contained in this Quarterly Report.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30, 2014		September 30, 2013		Increase (Decrease)
Private label contract manufacturing	$17,465	93.4%	$15,320	89.3%	$2,145	14.0%
Patent and trademark licensing	961	5.2%	1,518	8.8%	(557)	(36.7)%
Branded products	269	1.4%	317	1.8%	(48)	(15.1)%
Total net sales	18,695	100.0%	17,155	100.0%	1,540	9.0%
Cost of goods sold	15,898	85.0%	14,421	84.1%	1,477	10.2%
Gross profit	2,797	15.0%	2,734	15.9%	63	2.3%
Selling, general & administrative expenses	2,228	11.9%	2,644	15.4%	(416)	(15.7)%
Income from operations	569	3.0%	90	0.5%	479	532.2%
Other income, net	92	0.5%	32	0.2%	60	187.5%
Income before income taxes	661	3.5%	122	0.7%	539	441.8%
Income tax expense	174	0.9%	34	0.2%	140	411.8%
Net income	$487	2.6%	$88	0.5%	$399	453.4%

The percentage increase in private label contract manufacturing net sales was primarily attributed to the following:

Mannatech, Incorporated (1)	(4.7)%
The Juice Plus+ Company (2)	11.2
Other customers (3)	7.5
Total	14.0%

[1]	Net sales to Mannatech, Incorporated decreased primarily as a result of lower volumes of established products in existing markets.

[2]

The increase in net sales to The Juice Plus+ Company included an increase in international sales of 80.0% and a decrease in domestic sales of 2.0%. International sales during the first quarter of fiscal 2014 included a customer driven inventory reduction program, which was completed later in fiscal 2014, and International sales during the first quarter of fiscal 2015 reflected normal order activity. The domestic decrease is primarily due to lower average sales prices and lower units shipped.

[3]	The increase in net sales to other customers was primarily due to sales of new products for new customers and a net increase in sales of existing products for other existing customers.

Net sales from our patent and trademark licensing segment decreased 36.7% during the first quarter of fiscal 2015 primarily due to the timing of product shipments related to customer product launches and a $150,000 decrease in license fees received from Abbott.

Net sales from our branded products segment decreased 15.1% during the first quarter of fiscal 2015 due primarily to the continued softening of the Pathway to Healing® product line.

Gross profit margin decreased 0.9 percentage points primarily due to the following:

Contract manufacturing:
Shift in sales mix and material cost	4.4	(1)%
Changes in overhead expenses	(0.6	) (1)
Changes in direct and indirect labor	(1.3	) (1)
Patent and trademark licensing	(3.2	) (2)
Branded products operations	(0.2	) (3)
Total	(0.9	) %

[1]

Private label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 2.5 percentage points during the first quarter of fiscal 2015 as compared to the comparable period in fiscal 2014. The increase in gross profit as a percentage of sales was primarily due to a favorable shift in sales mix to higher margin products and higher average EUR exchange rates partially offset by higher per unit manufacturing costs.

[2]

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 3.2 percentage points during the first quarter of fiscal 2015 as compared to the comparable prior year period primarily due to patent and trademark revenue representing a lower percentage of net sales on a period over period basis.

[3]

Branded products gross margin as a percentage of consolidated net sales decrease 0.2 percentage points during the first quarter of fiscal 2015 as compared to the comparable period in fiscal 2014 primarily due to branded products sales representing a lower percentage of net sales period over period and increased sales discounts as a result of pricing strategies resulting from the planned discontinuation of the Pathway to Healing® product line.

Selling, general and administrative expenses decreased $416,000, or 15.7%, during the first quarter of fiscal 2015 primarily due to reduced beta-alanine patent and trademark litigation expense due to the resolution of multiple lawsuits in late fiscal 2014 and reduced activity on the remaining pending litigation.

Other income, net increased $60,000 during the first quarter of fiscal 2015 as compared to the same period in the prior fiscal year primarily due to favorable foreign currency activity.

Our income tax expense increased $140,000 during the first quarter of fiscal 2015 as compared to the same period in the prior fiscal year. The increase was primarily due to the higher pre-tax income in the first quarter of fiscal 2015 as compared to the comparable prior year period. Additionally, the net effective tax rate decreased due to the state tax strategies implemented during the third quarter of fiscal 2014.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used by operating activities was $2.6 million for the three months ended September 30, 2014 compared to net cash used by operating activities of $1.6 million in the comparable quarter last year.

At September 30, 2014, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, used $1.1 million in cash compared to using $1.6 million of cash in the comparable prior year quarter. The decrease in cash used by accounts receivable during the quarter ended September 30, 2014 primarily resulted from the timing of sales and lower days sales outstanding. Days sales outstanding was 36 days during the three months ended September 30, 2014 as compared to 40 days for the prior year period. This decrease is primarily attributable to improved receivable aging from our domestic private label contract manufacturing business and decreased receivables from our patent and trademark licensing business.

At September 30, 2014, changes in inventory used $224,000 in cash during the three months ended September 30, 2014 compared to $1.5 million of cash used in the comparable prior year quarter. The decrease in cash used by inventory during the quarter ended September 30, 2014 was primarily related to timing of inventory shipments and receipts. Changes in accounts payable and accrued liabilities used $2.3 million in cash during the three months ended September 30, 2014 compared to providing $427,000 during the three months ended September 30, 2013. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to inventory receipts and payments.

During the three months ended September 30, 2014, NAIE’s operations used $33,000 of operating cash flow primarily due to the timing of inventory receipts, payments and sales. As of September 30, 2014, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash used in investing activities in the three months ended September 30, 2014 was $478,000 compared to $332,000 in the comparable quarter last year and were primarily associated with capital purchases. Capital expenditures for both years were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities.

There was no cash flow activity from financing activities during the three months ended September 30, 2014 compared to $11,000 used in financing activities in the comparable period last year. Activity for the first three months of fiscal 2014 was comprised primarily of amounts used to purchase treasury stock.

We did not have any consolidated debt as of September 30, 2014 or June 30, 2014.

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

On September 30, 2014, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $168,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $526,000. As of September 30, 2014, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,051), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of September 30, 2014, we had $16.4 million in cash and cash equivalents and $5.5 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer) concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2014.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 12, 2014, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

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

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging infringement by Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe ‘‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement of its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ®-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent no. 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Separately, Woodbolt also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-exam the ’381 patent. On August 17, 2012, the USPTO accepted the request to re-exam the ’422 patent. On December 6, 2013, the USPTO rejected the claims of the ‘381 patent and issued a right of appeal notice. On January 6, 2014, NAI filed its notice of appeal. The parties have filed briefs with the USPTO and the '381 reexamination is pending. On August 8, 2014, the USPTO rejected the claims of the ‘422 patent and issued a right of appeal notice. On September 8, 2014, NAI filed its notice of appeal.

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

ITEM 1A. RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2014 Annual Report, as well as the other information in our 2014 Annual Report, this report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the quarter ended September 30, 2014, we did not repurchase any shares of our common stock as part of our repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.01	Third amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 7, 2014*	Exhibit 10.35 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the commission on September 25, 2014.

10.02	Third amendment to the Amended and Restated Employment Agreement, by and between and Kenneth E. Wolf, effective July 7, 2014*	Exhibit 10.36 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the commission on September 25, 2014.

10.03	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of April 1, 2014	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the commission on September 25, 2014.

10.04	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini effective July 1, 2014 (English translation)	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the commission on September 25, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2014

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer (principal executive officer)

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer (principal financial and accounting officer)

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.