Form 10-Q
period 2014-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2015-02-12
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

[_] Yes [X] No

As of February 12, 2015, 6,918,890 shares of NAI's common stock were outstanding, net of 594,787 treasury shares.

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

•

the sufficiency of our available cash, cash equivalents, and potential cash flows from operations to fund our current working capital needs and capital expenditures through the next 12 months and thereafter;

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2014	June 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,117	$19,512
Accounts receivable - less allowance for doubtful accounts of $16 at December 31, 2014 and $94 at June 30, 2014	4,702	6,835
Inventories, net	12,609	12,840
Deferred income taxes	344	344
Income tax receivable	376	228
Prepaids and other current assets	2,505	1,144
Total current assets	40,653	40,903
Property and equipment, net	8,471	8,811
Deferred income taxes	1,593	1,593
Other noncurrent assets, net	917	951
Total assets	$51,634	$52,258
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,982	$6,418
Accrued liabilities	1,633	1,565
Accrued compensation and employee benefits	1,144	1,238
Income taxes payable	1,002	379
Total current liabilities	6,761	9,600
Other noncurrent liabilities, net	208	183
Deferred rent	194	37
Total liabilities	7,163	9,820
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,918,890 at December 31, 2014 and 6,997,754 at June 30, 2014	74	74
Additional paid-in capital	20,032	19,865
Accumulated other comprehensive income (loss)	271	(469)
Retained earnings	27,229	25,661
Treasury stock, at cost, 594,787 shares at December 31, 2014 and 515,923 at June 30, 2014	(3,135)	(2,693)
Total stockholders’ equity	44,471	42,438
Total liabilities and stockholders’ equity	$51,634	$52,258

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net sales	$18,618	$16,475	$37,313	$33,630
Cost of goods sold	14,641	13,950	30,539	28,371
Gross profit	3,977	2,525	6,774	5,259
Selling, general and administrative expenses	2,596	2,261	4,824	4,905
Income from operations	1,381	264	1,950	354
Other income:
Interest income	7	9	15	21
Interest expense	(3)	(2)	(6)	(5)
Foreign exchange gain (loss)	26	(7)	122	10
Other, net	(15)	1	(24)	7
	15	1	107	33
Income before income taxes	1,396	265	2,057	387
Provision for income taxes	315	71	489	105
Net income	$1,081	$194	$1,568	$282
Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	20	5	740	(203)
Comprehensive income	$1,101	$199	$2,308	$79

Net income per common share:
Basic	$0.16	$0.03	$0.23	$0.04
Diluted	$0.16	$0.03	$0.23	$0.04
Weighted average common shares outstanding:
Basic	6,808,229	6,817,363	6,821,960	6,816,928
Diluted	6,862,369	6,850,356	6,868,160	6,847,172

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net income	$1,568	$282
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in provision for uncollectible accounts receivable	7	(15)
Depreciation and amortization	1,217	1,537
Non-cash compensation	167	102
Pension expense	25	25
Loss (gain) on disposal of assets	6	(69)
Changes in operating assets and liabilities:
Accounts receivable	2,126	981
Inventories, net	231	(1,742)
Other assets	(262)	179
Accounts payable and accrued liabilities	(3,096)	234
Income taxes	76	(97)
Accrued compensation and employee benefits	(94)	(83)
Net cash provided by operating activities	1,971	1,334

Cash flows from investing activities
Capital expenditures	(925)	(1,673)
Proceeds from sale of property & equipment	1	80
Net cash used by investing activities	(924)	(1,593)

Cash flows from financing activities
Repurchase of common stock	(442)	(23)
Net cash used by financing activities	(442)	(23)

Net increase (decrease) in cash and cash equivalents	605	(282)
Cash and cash equivalents at beginning of period	19,512	16,697
Cash and cash equivalents at end of period	$20,117	$16,415

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$10	$—
Taxes	$430	$215
Disclosure of non-cash activities:
Change in unrealized gain resulting from change in fair value of derivative instruments, net of tax	$740	$203
Fixed assets in accounts payable	$—	$29

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 will require the recognition of revenue at the amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for us beginning in our first quarter of fiscal 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of adopting the new revenue standard on our consolidated financial statements and whether it will be applied retrospectively to each period presented or with the cumulative effect recognized as of the date of adoption.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Numerator
Net income	$1,081	$194	$1,568	$282
Denominator
Basic weighted average common shares outstanding	6,808	6,817	6,822	6,817
Dilutive effect of stock options	54	33	46	30
Diluted weighted average common shares outstanding	6,862	6,850	6,868	6,847
Basic net income per common share	$0.16	$0.03	$0.23	$0.04
Diluted net income per common share	$0.16	$0.03	$0.23	$0.04

Shares related to stock options representing the right to acquire 150,000 shares of common stock for the three months ended December 31, 2014, and 155,000 shares for the six months ended December 31, 2014, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

We followed the provisions of ASU No. 2009-13 for all multiple element agreements. In order to recognize revenue related to delivered items under this guidance, the delivered item(s) must have value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) must be considered probable and substantially in our control.

A delivered item is considered a separate unit of accounting when the delivered item has value to the customer (or buyer) on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling prices. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. If facts and circumstances dictate that a deliverable has standalone value from the undelivered items, the deliverable is identified as a separate unit of accounting and the amounts allocated to the deliverable are recognized upon the delivery of the deliverable, assuming the other revenue recognition criteria have been met. However, if the amounts allocated to the deliverable through the relative selling price allocation exceed the upfront fee, the amount recognized upon the delivery of the deliverable is limited to the upfront fee received. If facts and circumstances dictate that the deliverable does not have standalone value, the transaction price, including any upfront fee payments received, are allocated to the identified separate units of accounting and recognized as those items are delivered and accepted.

In addition, we enter into arrangements that provide for milestone payments upon contractually stated events. Under the milestone method, we recognize contingent consideration in its entirety as revenue in the period in which the milestone is achieved. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us.

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

We recorded royalty and licensing income as a component of revenue in the amount of $1.5 million during the three months ended December 31, 2014 and $2.4 million during the six months ended December 31, 2014. We recorded royalty and licensing income as a component of revenue in the amount of $1.2 million during the three months ended December 31, 2013 and $2.7 million during the six months ended December 31, 2013. These royalty and licensing income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired the patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $206,000 during the three months ended December 31, 2014 and $380,000 during the six months ended December 31, 2014. We recognized royalty expense as a component of cost of goods sold in the amount of $143,000 during the three months ended December 31, 2013 and $380,000 during the six months ended December 31, 2013.

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

During fiscal 2013 we granted a total of 98,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. Each restricted share will vest over three years and these shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. During the three months ended September 30, 2013, 10,000 of these shares were forfeited due to the termination of employment of one of the grantees. On March 7, 2014 we granted 105,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. These restricted stock grants will vest over three years and cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. We did not grant any restricted shares during the three or six months ended December 31, 2014.

Our net income included stock based compensation expense of approximately $84,000 for the three months ended December 31, 2014 and approximately $167,000 for the six months ended December 31, 2014. Our net income included stock based compensation expense of approximately $54,000 for the three months ended December 31, 2013 and approximately $102,000 for the six months ended December 31, 2013.

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

As of December 31, 2014 and June 30, 2014, we did not have any financial assets or liabilities classified as Level 1, except for assets related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of December 31, 2014 was a net asset of $1.5 million. The fair value of our forward exchange contracts as of June 30, 2014 was a liability of $24,000. As of December 31, 2014 and June 30, 2014, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2014 or the three and six month periods ended December 31, 2014.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31, 2014	June 30, 2014
Raw materials	$8,699	$9,764
Work in progress	2,718	2,176
Finished goods	1,668	1,621
Reserves	(476)	(721)
	$12,609	$12,840

C. Property and Equipment, net

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years			December 31, 2014	June 30, 2014
Land		N/A		$393	$393
Building and building improvements	7	–	39	2,793	2,793
Machinery and equipment	3	–	12	27,061	26,772
Office equipment and furniture	3	–	5	3,249	3,189
Vehicles		3		208	209
Leasehold improvements	1	–	15	11,265	10,949
Total property and equipment				44,969	44,305
Less: accumulated depreciation and amortization				(36,498)	(35,494)
Property and equipment, net				$8,471	$8,811

D. Other comprehensive income (loss)

Accumulated other comprehensive income (loss) consisted of the following during the three and six months ended December 31, 2014 and December 31, 2013 (dollars in thousands):

	Three Months Ended December 31, 2014
	Defined Benefit Pension Plan	Unrealized Gains (losses) on Cash Flow Hedges	Total

Balance as of September 30, 2014	$(502)	$753	$251

Other comprehensive income before reclassifications	—	461	461
Amounts reclassified from OCI	—	(430)	(430)

Tax effect of OCI activity	—	(11)	(11)
Other comprehensive income	—	20	20
Balance as of December 31, 2014	$(502)	$773	$271

	Six Months Ended December 31, 2014
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2014	$(502)	$33	$(469)

Other comprehensive income before reclassifications	—	1,723	1,723
Amounts reclassified from OCI	—	(585)	(585)

Tax effect of OCI activity	—	(398)	(398)
Other comprehensive income	—	740	740
Balance as of December 31, 2014	$(502)	$773	$271

	Three Months Ended December 31, 2013
	Defined Benefit Pension Plan	Unrealized (Losses) Gains on Cash Flow Hedges	Total

Balance as of September 30, 2013	$(482)	$(156)	$(638)

Other comprehensive loss before reclassifications	—	(149)	(149)
Amounts reclassified from OCI	—	157	157

Tax effect of OCI activity	—	(3)	(3)
Other comprehensive loss	—	5	5
Balance as of December 31, 2013	$(482)	$(151)	$(633)

	Six Months Ended December 31, 2013
	Defined Benefit Pension Plan	Unrealized Losses on Cash Flow Hedges	Total

Balance as of June 30, 2013	$(482)	$52	$(430)

Other comprehensive loss before reclassifications	—	(568)	(568)
Amounts reclassified from OCI	—	231	231

Tax effect of OCI activity	—	134	134
Other comprehensive loss	—	(203)	(203)
Balance as of December 31, 2013	$(482)	$(151)	$(633)

During the three months ended December 31, 2014, the amounts reclassified from OCI were comprised of $426,000 of gains reclassified to net revenues and $4,000 related to the amortization of forward points reclassified to other income. During the six months ended December 31, 2014, the amounts reclassified from OCI were comprised of $576,000 of gains reclassified to net revenues and $9,000 related to the amortization of forward points reclassified to other income.

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

E. Debt

On December 22, 2014, Natural Alternatives International, Inc., a Delaware corporation (“NAI”), executed a new Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”). The Credit Agreement replaces the previous credit facility between NAI and the Lender. The Credit Agreement is on substantially similar terms as the previous credit facility. The Credit Agreement provides NAI with a line of credit of up to $5,000,000. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit, NAI paid the Lender a commitment fee of $10,000. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) net income after taxes of not less than $750,000 on a trailing four quarter basis as of the end of each calendar quarter beginning with the four quarter period ending December 31, 2014; and (ii) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.75% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.75% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before November 1, 2016; provided, however, that NAI must maintain a zero balance on advances under the line of credit for a period of at least 30 consecutive days during each fiscal year. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2016, and with Bank of America, N.A. in effect until August 15, 2015.

On December 31, 2014, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $162,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $505,000. As of December 31, 2014, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,011), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the six months ended December 31, 2014. As of December 31, 2014, we had $5.5 million available under our credit facilities.

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

The components included in the net periodic expense for the three- and six-month periods ended December 31 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Interest cost	$21	$22	$42	$44
Expected return on plan assets	(8)	(9)	(17)	(19)
Net periodic expense	$13	$13	$25	$25

G. Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of any of these customers, a significant decline in sales, the growth rate of sales to these customers or in the ability of these customers to make payments when due, could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective period’s total private label contract manufacturing net sales were as follows (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$8,951	54%	$5,229	35%	$15,948	47%	$10,509	35%
Customer 2	1,683	10	2,026	14	4,591	13	5,660	19
Customer 3	1,915	11	3,070	20	4,124	12	5,038	17
Customer 4	1,753	10	(a)	(a)	(a)	(a)	(a)	(a)
	$14,302	85%	$10,325	69%	$24,663	72%	$21,207	71%

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

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$792	12%	(a)	(a)	$1,827	12%	(a)	(a)
Supplier 2	$766	11%	(a)	(a)	(a)	(a)	(a)	(a)
	$1,558	23%	(a)	(a)	$1,827	12%	(a)	(a)

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

Due to the steady decline in sales of our Pathway to Healing® product line over the prior several years, we decided to discontinue the product line. Pursuant to the License Agreements, Dr. Cherry and Cherry Ministries licensed to NAI the name, likeness, style, persona and other attributes of Dr. Cherry in connection with the sale of nutritional products that were marketed by NAI under its Pathway to Healing brand. Pursuant to the License Agreements, NAI was permitted to terminate the License Agreements by written notice at any time. We notified Dr. Cherry and Cherry Ministries of our decision to discontinue the product line and the termination of the related license agreement was effective as of September 15, 2014. All termination activities related to the Pathway to Healing® product line were substantially completed by December 31, 2014. We did not change the financial presentation in this report to reflect the branded products segment as “Discontinued Operations” as the wind down of this product line did not meet the criteria for discontinued operations presentation as prescribed by applicable accounting regulations (ASC 205-20).

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net Sales
Private label contract manufacturing	$16,732	$15,044	$34,197	$30,364
Patent and trademark licensing	1,458	1,153	2,419	2,671
Branded products	428	278	697	595
	$18,618	$16,475	$37,313	$33,630

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Income from Operations
Private label contract manufacturing	$1,643	$903	$2,911	$1,718
Patent and trademark licensing	833	497	1,365	929
Branded products	213	8	244	14
Income from operations of reportable segments	2,689	1,408	4,520	2,661
Corporate expenses not allocated to segments	(1,308)	(1,144)	(2,570)	(2,307)
	$1,381	$264	$1,950	$354

	December 31, 2014	June 30, 2014
Total Assets
Private label contract manufacturing	$50,103	$50,424
Patent and trademark licensing	1,453	1,632
Branded products	78	202
	$51,634	$52,258

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
United States	$9,373	$8,215	$19,084	$17,702
Markets outside the United States	9,245	8,260	18,229	15,928
Total net sales	$18,618	$16,475	$37,313	$33,630

Products manufactured by NAIE accounted for approximately 75% of net sales in markets outside the U.S. for the three months ended December 31, 2014, and 49% for the three months ended December 31, 2013. NAIE accounted for 71% of net sales in markets outside the U.S. for the six months ended December 31, 2014, and 52% for the six months ended December 31, 2013. No products manufactured by NAIE were sold in the U.S. during the six months ended December 31, 2014 and 2013.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Six Months Ended
	December 31, 2014	June 30, 2014	December 31, 2014	June 30, 2014	December 31, 2014	December 31, 2013
United States	$6,491	$6,648	$33,938	$36,618	$753	$1,433
Europe	1,980	2,163	17,696	15,640	172	240
	$8,471	$8,811	$51,634	$52,258	$925	$1,673

I. Income Taxes

The effective tax rate for the three months ended December 31, 2014 was an expense of 22.6% and the effective tax rate for the six months ended December 31, 2014 was an expense of 23.8%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the favorable impact of foreign earnings taxed at a rate lower than the U.S. statutory rate.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.  There were no significant discrete items for the three and six months ended December 31, 2014. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  During the three and six months ended December 31, 2014, there was no change to our valuation allowance.

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

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2009 and forward are subject to examination by the U.S. tax authorities and our years for the fiscal year ended June 30, 2007 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2013 and forward are subject to examination by the Swiss tax authorities.

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

J. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. During the six months ended December 31, 2014, we purchased 78,864 shares at a weighted average cost of $5.59 per share and a total cost of $441,000 including commissions and fees. During the six months ended December 31, 2013, we purchased 5,100 shares at a weighted average cost of $4.55 per share and a total cost of $23,000 including commissions and fees.

On February 6, 2015, the Board of Directors authorized a $1 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3 million.

K. Derivatives and Hedging

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to forecasted product sales denominated in foreign currencies and transactions of NAIE, our foreign subsidiary. As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we may use foreign exchange contracts in the form of forward contracts. To the extent we enter into such contracts, there can be no guarantee any such contracts will be effective hedges against our foreign currency exchange risk.

During the three and six months ended December 31, 2014, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2015. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three and six months ended December 31, 2014, we did not have any losses or gains related to the ineffective portion of our hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of December 31, 2014, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $13.6 million (EUR 9.9 million). As of December 31, 2014, a net gain of approximately $1.2 million related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that the entire OCI balance will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of December 31, 2014, the fair value of our cash flow hedges was a net asset of $1.5 million, which was classified in prepaids and other current assets in our Condensed Consolidated Balance Sheets. During the three months ended December 31, 2014 we recognized $461,000 of gains in OCI and reclassified $426,000 of gains from OCI to revenue. During the six months ended December 31, 2014 we recognized $1.7 million of gains in OCI and reclassified $576,000 of gains from OCI to revenue. As of June 30, 2014, $46,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $4,000 was classified in other non-current assets, net and $74,000 was classified in accrued liabilities in our Consolidated Balance Sheets. During the three months ended December 31, 2013 we recognized $149,000 of losses in OCI and reclassified $163,000 of losses from OCI to revenue. During the six months ended December 31, 2013 we recognized $568,000 of losses in OCI and reclassified $245,000 of losses from OCI to revenue.

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

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging infringement by Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ®-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent no. 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Woodbolt has also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-examine the ’381 patent. On August 17, 2012, the USPTO accepted the request to re-exam the ’422 patent. On December 6, 2013, the USPTO rejected the claims of the ‘381 patent and issued a right of appeal notice. On January 6, 2014, the Company filed its notice of appeal. The parties have filed briefs with the USPTO and the '381 reexamination is pending. On January 13, 2015, the USPTO issued a notification of appeal hearing in the '381 reexamination, which will take place on April 15, 2015. On August 8, 2014, the USPTO rejected the claims of the ‘422 patent and issued a right of appeal notice. On September 8, 2014, NAI filed its notice of appeal. On January 6, 2015, NAI filed its appeal brief in the '422 reexamination.

A declaration of non-infringement, invalidity or unenforceability of certain of our patents could have a material adverse impact upon our business results, operations, and financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2014. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2014 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, and commercializing our patent estate through contract manufacturing and royalty and license agreements.

We have historically developed, manufactured and marketed our own branded products under the Pathway to Healing® product line, which was aimed at restoring, maintaining and improving the health of the users. However, due to the steady decline in sales of this product line over the prior several years, we decided to discontinue the product line. Pursuant to the License Agreements Dr. Reginald Cherry, and the Cherry Ministries Inc., licensed to NAI the name, likeness, style, persona and other attributes of Dr. Cherry in connection with the sale of nutritional products that were marketed by NAI under its Pathway to Healing brand. Pursuant to the License Agreements, NAI was permitted to terminate the License Agreements by written notice at any time. We notified Dr. Cherry and Cherry Ministries of this decision, and the termination of the related license agreement was effective as of September 15, 2014. All termination activities related to the Pathway to Healing® product line were substantially complete by December 31, 2014. We did not change the financial presentation in this report to reflect the branded products segment as “Discontinued Operations” as the wind down of this product line did not meet the criteria for discontinued operations presentation as prescribed by applicable accounting regulations (ASC 205-20).

During the first six months of fiscal 2015, our net sales were 11.0% higher than in the first six months of fiscal 2014. Private label contract manufacturing sales increased 12.6% due primarily to higher volumes of existing products to existing customers, new product sales to new customers, and higher average EUR exchange rates including the benefit of our hedging program. While we expect net sales to remain relatively stable in the second half of fiscal 2015, as a result of an anticipated unfavorable shift in our customer product sales mix, and the potential for an increase in the negative effect of a protracted labor dispute associated with the West Coast shipping ports, we expect net operating income from operations during the second half of fiscal 2015 to be lower than the first half of fiscal 2015 and the comparable prior year period.

Revenue concentration risk for our two largest private label contract manufacturing customers increased to 60% as a percentage of our total private label contract manufacturing sales for the first six months of fiscal 2015 compared to 54% in the first six months of fiscal 2014. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease marginally during the remainder of fiscal 2015 primarily due to the anticipated addition of new customer sales and increased sales to other existing customers.

During the first six months of fiscal 2015, CarnoSyn® beta-alanine royalty and licensing revenue decreased 9.4% to $2.4 million as compared to $2.7 million for the first six months of fiscal 2014. Included in the royalty and licensing revenue during the first six months of fiscal 2014 was $300,000 of beta-alanine license fee revenue from Abbott as compared to zero license fee revenue in the same period in fiscal 2015.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $524,000 during the first six months of fiscal 2015 and $1.3 million during the comparable period in fiscal 2014. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2014 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, maintaining our patent rights, management of our licensing and sub-licensing activities, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products business increased 17.1% in the first six months of fiscal 2015 as compared to the first six months of fiscal 2014 due to our product line discontinuation efforts as described above. These efforts included using various discounting strategies in an effort to limit the amount of product left unsold at the end of the contractual sell off period while preserving as much product margin as possible. Our discounting strategies were more successful than originally estimated and, as a result, we were able to release $190,000 of the reserves that were recorded during the fourth quarter of fiscal 2014, which reduced our cost of goods sold expense for the branded products segment for the first six months of fiscal 2015.

During the remainder of fiscal 2015, we plan to continue to focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and assist us in developing relationships with additional quality oriented customers;

•	Expanding the commercialization of our beta-alanine patent estate through new contract manufacturing, license and sub-license agreements and protecting our proprietary rights; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

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

Our critical accounting policies are discussed under Item 7 of our 2014 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the three months ended December 31, 2014 other than as listed under Item A to our Notes to Condensed Consolidated Financial Statement contained in this Quarterly Report.

Results of Operations

The results of our operations for the three- and six-month periods ended December 31 were as follows (dollars in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2014	2013	% Change	2014	2013	% Change
Private label contract manufacturing	$16,732	$15,044	11.2	$34,197	$30,364	12.6
Patent and trademark licensing	1,458	1,153	26.5	2,419	2,671	(9.4)
Branded products	428	278	54.0	697	595	17.1
Total net sales	18,618	16,475	13.0	37,313	33,630	11.0
Cost of goods sold	14,641	13,950	5.0	30,539	28,371	7.6
Gross profit	3,977	2,525	57.5	6,774	5,259	28.8
Gross profit %	21.4%	15.3%		18.2%	15.6%
Selling, general & administrative expenses	2,596	2,261	14.8	4,824	4,905	(1.7)
% of net sales	13.9%	13.7%		12.9%	14.6%
Income from operations	1,381	264	423.1	1,950	354	450.8
% of net sales	7.4%	1.6%		5.2%	1.1%
Other income, net	(15)	(1)	1400.0	(107)	(33)	224.2
Income before income taxes	1,396	265	426.8	2,057	387	431.5
% of net sales	7.5%	1.6%		5.5%	1.2%
Income tax expense	315	71	343.7	489	105	365.7
Net income	$1,081	$194	457.2	$1,568	$282	456.0
% of net sales	5.8%	1.2%		4.2%	0.8%

The percentage increase in contract manufacturing net sales was primarily attributed to the following for the three- and six-month periods ended December 31, 2014:

	Three Months Ended	Six Months Ended
Mannatech, Incorporated (1)	(2.3)%	(3.5)%
The Juice Plus+ Company (2)	24.7	18.0
Other customers (3)	(11.2)	(1.9)
Total	11.2%	12.6%

1	Net sales to Mannatech, Incorporated decreased primarily as a result of lower volumes of established products in existing markets.

2

The increase in net sales to The Juice Plus+ Company for the three months ended December 31, 2014 included an increase in international sales of 144.2% and an increase in domestic sales of 26.3%. The increase in net sales to The Juice Plus+ Company for the six months ended December 31, 2014 included an increase in international sales of 110.4% and an increase in domestic sales of 12.5%. The international sales increase is primarily due to increased consumer demand and higher average EUR exchange rates including the benefit of our hedging program. Additionally, the first six months of fiscal 2014 included a customer driven inventory reduction program, which was not repeated in fiscal 2015. The domestic increase is primarily due to increased units shipped in fiscal 2015 as compared to fiscal 2014. The increase in units is primarily associated with a customer driven packaging reconfiguration that was launched and completed during the first quarter of 2014

3

The decrease in net sales to other customers was primarily due to lower sales of existing products for other existing customers driven primarily by decreased consumer demand experienced by our third largest customer.

Net sales from our patent and trademark licensing segment increased 26.5% during the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014 primarily due to increased market demand for CarnoSyn® beta-alanine partially offset by a $150,000 decrease in license fees received from Abbott. Net sales from our patent and trademark licensing segment decreased 9.4% during the six months ended December 31, 2014 as compared to the comparable six month period last year primarily due to a $300,000 decrease in license fees received from Abbott, who terminated our beta-alanine license and supply agreement effective November 27, 2013.

Net sales from our branded products segment increased 54.0% during the second quarter of fiscal 2015 as compared to the comparable quarter in fiscal 2014 and 17.1% during the six months ended December 31, 2014 compared to the comparable six month period last year due to discounting and other aspects of our product line discontinuation activities as described above.

Gross profit margin increased 6.1 percentage points during the second quarter of fiscal 2015 from the comparable quarter in fiscal 2014 and increased 2.6 percentage points during the six months ended December 31, 2014 from the comparable six month period last year. The change in gross profit margin was primarily due to the following for the three- and six-month periods ended December 31, 2014:

	Three Months Ended	Six Months Ended
Contract manufacturing:
Shift in sales and material mix(1)	0.6%	2.5%
Changes in overhead expenses(1)	3.4	1.4
Changes in direct and indirect labor(1)	0.4	(0.5)
Patent and trademark licensing(2)	0.6	(1.3)
Branded products operations(3)	1.1	0.5
Total	6.1%	2.6%

[1]

Private label contract manufacturing gross profit margin increased 4.4 percentage points in the second quarter of fiscal 2015 and 3.4 percentage points in the first six months of fiscal 2015 as compared to the comparable periods in fiscal 2014. The increase in gross profit as a percentage of sales was primarily due to lower leasehold depreciation expense and a favorable shift in sales mix to higher margin products and higher average EUR exchange rates.

[2]

Patent and trademark licensing gross profit margin increased 0.6 percentage points in the second quarter of fiscal 2015 as compared to the comparable period in fiscal 2014 primarily due to the increase in patent and trademark revenue and the increase in patent and trademark revenue as a percentage of total net sales on a period over period basis. During the first six months of fiscal 2015, patent and trademark licensing gross profit margin decreased 1.3 percentage points as compared to the first six months of fiscal 2014 due to a decrease in patent and trademark revenue and a decrease in patent and trademark revenue as a percent of total net sales on a period over period basis.

[3]

Branded products gross profit margin as a percentage of consolidated net sales increased 1.1 percentage points in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. During the first six months of fiscal 2015, gross profit margin as a percentage of consolidated net sales increased 0.5 percentage points as compared to the first six months of fiscal 2014. The increase in gross profit margin from our branded products segment for both the three and six months is primarily attributed to the reversal of $190,000 of inventory reserves due to favorable results of our product line discontinuation program, which resulted in a better than expected sell through of our remaining inventory.

Selling, general and administrative expenses increased $335,000, or 14.8%, during the second quarter of fiscal 2015 as compared to the comparable prior year period primarily due to increased employee compensation costs partially offset by reduced patent and trademark litigation expense due to the resolution of multiple lawsuits in late fiscal 2014 and reduced activity on the remaining pending litigation. During the first six months of fiscal 2015, selling, general and administrative expenses decreased $81,000, or 1.7%, as compared to the comparable prior year period due primarily to reduced litigation expense and the resolution of multiple law suits in late fiscal 2014 and reduced activity on the remaining pending litigation partially offset by increased employee compensation costs.

Other income, net increased $14,000 during the second quarter of fiscal 2015 from the comparable quarter last year. Other income, net increased $74,000 during the six month period ended December 31, 2014, from the comparable six month period last year. The increase for both the three and six month period is due primarily to favorable foreign currency exchange activity partially offset by other tax expense.

Our income taxes expense increased $244,000 during the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The increase during the quarter was primarily due to increased pre-tax income partially offset by a lower effective tax rate. During the six months ended December 31, 2014, income tax expense increased $384,000 as compared to the same six month period the prior fiscal year. The increase was primarily due to increased pre-tax income partially offset by a lower effective tax rate. The effective tax rate was lower primarily due to our foreign earnings, which are taxed at a lower rate, representing a larger portion of our pre-tax income and lower domestic taxes as a result of the state tax strategies implemented during the third quarter of fiscal 2014.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $2.0 million for the six months ended December 31, 2014, compared to $1.3 million provided by operating activities in the comparable period in the prior year.

At December 31, 2014, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, provided $2.1 million in cash compared to providing $981,000 million in the comparable period in the prior year. The increase in cash provided by accounts receivable during the six months ended December 31, 2014, was primarily due to the timing and collection of sales year over year. Days sales outstanding was 28 days as of December 31, 2014, compared to 33 days as of December 31, 2013.

At December 31, 2014, changes in inventory provided $231,000 in cash as compared to using $1.7 million of cash in the comparable prior year period. The change in cash activity from inventory during the six months ended December 31, 2014 was primarily related to the timing of inventory shipments and receipts, and normalized inventory purchase activity during the first six months of fiscal 2015 as compared to a build-up of inventory for new customer product launches during the first six months of fiscal 2014.

At December 31, 2014, changes in accounts payable and accrued liabilities used $3.1 million in cash compared to providing $234,000 in the comparable period in the prior year. The change in cash activity related to accounts payable and accrued liabilities primarily related to the timing of payment for inventory and other expenses that included a build-up of inventory at the end of the prior fiscal year due to the anticipation of higher sales in the first half of fiscal 2015.

Approximately $1.1 million of our operating cash flow was generated by NAIE in the six months ended December 31, 2014. As of December 31, 2014, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $925,000 during the six months ended December 31, 2014 compared to $1.7 million in the comparable period in the prior year. Capital expenditures during the six months ended December 31, 2014 and December 31, 2013 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities.

Cash used in financing activities for the six months periods ending December 31, 2014 and December 31, 2013 related to share purchases of our common stock as part of our approved share repurchase program.

We did not have any consolidated debt as of either December 31, 2014 or June 30, 2014.

On December 22, 2014, we executed a new Credit Agreement with the lender. The Credit Agreement replaces the previous credit facility between NAI and the Lender. The Credit Agreement is on substantially similar terms as the previous credit facility. The Credit Agreement provides NAI with a line of credit of up to $5,000,000. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit, NAI paid the Lender a commitment fee of $10,000. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) net income after taxes of not less than $750,000 on a trailing four quarter basis as of the end of each calendar quarter beginning with the four quarter period ending December 31, 2014; and (ii) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.75% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.75% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before November 1, 2016; provided, however, that NAI must maintain a zero balance on advances under the line of credit for a period of at least 30 consecutive days during each fiscal year. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2016, and with Bank of America, N.A. in effect until August 15, 2015.

On December 31, 2014, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $162,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $505,000. As of December 31, 2014, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,011), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of December 31, 2014, we had $20.1 million in cash and cash equivalents and $5.5 million available under our credit facilities. Of these amounts, $8.5 million of cash and cash equivalents and $505,000 of the amount available under our credit facilities were held by NAIE. Our intent is to permanently reinvest all of our earnings from foreign operations, and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund our U.S. operations, we may be required to accrue and pay additional U.S. taxes to repatriate any such funds. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of December 31, 2014.

There were no changes to our internal control over financial reporting during the quarterly period ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 12, 2015, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging infringement by Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe ‘‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement of its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ®-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent no. 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Separately, Woodbolt also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-exam the ’381 patent. On August 17, 2012, the USPTO accepted the request to re-exam the ’422 patent. On December 6, 2013, the USPTO rejected the claims of the ‘381 patent and issued a right of appeal notice. On January 6, 2014, NAI filed its notice of appeal. The parties have filed briefs with the USPTO and the '381 reexamination is pending. On January 13, 2015, the USPTO issued a notification of appeal hearing in the '381 reexamination, which will take place on April 15, 2015. On August 8, 2014, the USPTO rejected the claims of the ‘422 patent and issued a right of appeal notice. On September 8, 2014, NAI filed its notice of appeal. On January 6, 2015, NAI filed its appeal brief in the '422 reexamination.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the quarter ended December 31, 2014, we repurchased 78,864 shares of our common stock at a total cost of $441,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of December 31, 2014)
October 1, 2014 to October 31, 2014	—	—	—
November 1, 2014 to November 30, 2014	43,018	$5.67	43,018
December 1, 2014 to December 31, 2014	35,846	$5.50	35,846	$1,760
Total	78,864		78,864	$1,760

1.	On June 3, 2011, we announced a plan to repurchase up to $2 million in shares of our common stock.
2.	On February 6, 2015, the Board of Directors authorized a $1 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.01	Credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of November 1, 2014.	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 22, 2014, filed with the commission on December 24, 2014.

10.02	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank N.A. dated November 1, 2014 in the amount of $5,000,000.	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 22, 2014, filed with the commission on December 24, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2015

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.