Form 10-Q
period 2015-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2015-05-12
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

[X] Yes [_] No

Indicate by check mark whether NAI is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [__]        Accelerated filer [__]         Non-accelerated filer [__]        Smaller reporting company [X]

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes [X]  No

As of May 8, 2015, 6,839,974 shares of NAI's common stock were outstanding, net of 778,703 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to maintain or increase our beta-alanine licensing revenues and raw material sales;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	our ability to protect our intellectual property;

•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;

•	the costs associated with defending and resolving potential new claims, even if such claims are without merit;

•

currency exchange rates, their effect on our results of operations, including amounts that may be reclassified as earnings, the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	future levels of our revenue concentration risk;

•	sources and availability of raw materials, including the limited number of suppliers of beta-alanine and other raw materials;

•	inventories, including the adequacy of raw material and other inventory levels to meet future customer demand and the adequacy and intended use of our facilities;

•	development of new products and marketing strategies;

•	manufacturing and distribution channels, product sales and performance, and timing of product shipments;

•	current or future customer orders, product returns, and potential product recalls;

•	management’s goals and plans for future operations;

•	our ability to improve operational efficiencies, manage costs and business risks and improve or maintain profitability;

•	growth, expansion, diversification, and consolidation strategies, the success of such strategies, and the benefits we believe can be derived from such strategies;

•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMP);

•	the adequacy of our reserves and allowances;

•	overall industry and market performance;

•	competition and competitive advantages;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2015	June 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,418	$19,512
Accounts receivable - less allowance for doubtful accounts of $16 at March 31, 2015 and $94 at June 30, 2014	7,947	6,835
Inventories, net	11,702	12,840
Deferred income taxes	344	344
Income tax receivable	387	228
Prepaids and other current assets	3,510	1,144

Total current assets	43,308	40,903

Property and equipment, net	8,287	8,811
Deferred income taxes	1,593	1,593
Other noncurrent assets, net	911	951

Total assets	$54,099	$52,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,842	$6,418
Accrued liabilities	2,291	1,565
Accrued compensation and employee benefits	1,493	1,238
Income taxes payable	1,016	379

Total current liabilities	8,642	9,600
Other noncurrent liabilities, net	220	183
Deferred rent	380	37

Total liabilities	9,242	9,820

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,927,675 at March 31, 2015 and 6,997,754 at June 30, 2014	75	74
Additional paid-in capital	20,123	19,865
Accumulated other comprehensive income (loss)	310	(469)
Retained earnings	28,017	25,661
Treasury stock, at cost, 691,002 shares at March 31, 2015 and 515,923 at June 30, 2014	(3,668)	(2,693)

Total stockholders’ equity	44,857	42,438

Total liabilities and stockholders’ equity	$54,099	$52,258

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net sales	$19,613	$19,127	$56,926	$52,757
Cost of goods sold	15,941	15,685	46,480	44,056

Gross profit	3,672	3,442	10,446	8,701
Selling, general and administrative expenses	2,633	2,274	7,457	7,179

Income from operations	1,039	1,168	2,989	1,522

Other income:
Interest income	7	7	22	28
Interest expense	(3)	(3)	(9)	(8)
Foreign exchange gain (loss)	30	(25)	152	(15)
Other, net	1	(94)	(23)	(87)
	35	(115)	142	(82)
Income before income taxes	1,074	1,053	3,131	1,440
Provision for income taxes	286	431	775	536

Net income	$788	$622	$2,356	$904

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	39	83	779	(120)
Change in minimum pension liability, net of tax	—	(36)	—	(36)

Comprehensive income	$827	$669	$3,135	$748

Net income per common share:
Basic	$0.12	$0.09	$0.35	$0.13

Diluted	$0.12	$0.09	$0.35	$0.13

Weighted average common shares outstanding:
Basic	6,747,848	6,819,071	6,797,256	6,817,643
Diluted	6,760,483	6,842,951	6,832,268	6,845,765

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$2,356	$904
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in provision for uncollectible accounts receivable	7	(15)
Depreciation and amortization	1,838	2,325
Deferred income taxes	—	453
Non-cash compensation	259	148
Pension expense	37	37
Gain on disposal of assets	(6)	(27)
Changes in operating assets and liabilities:
Accounts receivable	(1,119)	(223)
Inventories, net	1,138	(4,332)
Other assets	(1,201)	(401)
Accounts payable and accrued liabilities	(1,392)	1,748
Income taxes	58	(200)
Accrued compensation and employee benefits	255	154
Net cash provided by operating activities	2,230	571

Cash flows from investing activities
Capital expenditures	(1,362)	(2,198)
Proceeds from sale of property & equipment	13	207
Net cash used by investing activities	(1,349)	(1,991)

Cash flows from financing activities
Repurchase of common stock	(975)	(60)
Net cash used by financing activities	(975)	(60)

Net decrease in cash and cash equivalents	(94)	(1,480)
Cash and cash equivalents at beginning of period	19,512	16,697
Cash and cash equivalents at end of period	$19,418	$15,217

Supplemental disclosures of cash flow information
Cash paid during the period for:

Interest	$10	$13
Taxes	$744	$305
Disclosure of non-cash activities:
Change in unrealized gain resulting from change in fair value of derivative instruments, net of tax	$779	$120
Fixed assets in accounts payable	$—	$5

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Numerator
Net income	$788	$622	$2,356	$904
Denominator
Basic weighted average common shares outstanding	6,748	6,819	6,797	6,818
Dilutive effect of stock options	12	24	35	28
Diluted weighted average common shares outstanding	6,760	6,843	6,832	6,846
Basic net income per common share	$0.12	$0.09	$0.35	$0.13
Diluted net income per common share	$0.12	$0.09	$0.35	$0.13

Shares related to stock options representing the right to acquire 150,000 shares of common stock for the three months ended March 31, 2015, and 153,000 shares for the nine months ended March 31, 2015, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

We followed the provisions of Accounting Standards Codification (ASC) section 605-25 Revenue Recognition – Multiple-Element Arrangements for all multiple element agreements. In order to recognize revenue related to delivered items under this guidance, the delivered item(s) must have value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) must be considered probable and substantially in our control.

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

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. We have sold this ingredient to a customer for use in a limited market, and since March 2009 have had an agreement with Compound Solutions, Inc. (CSI) under which we have agreed to grant a license of certain of our patent rights to customers of CSI who purchase beta-alanine from CSI. Before October 1, 2011, we received a fee from CSI that varied based on the amount of net sales of beta-alanine sold by CSI less CSI’s costs and other agreed upon expenses. As of October 1, 2011, we receive a fee from CSI that varies based on the quantity of beta-alanine sold by CSI and the source of such beta-alanine. We elected not to renew our agreement with CSI, which expired on March 31, 2015. Effective April 1, 2015, we began directly selling beta-alanine, and licensing the related patent and trademark rights, in order to take advantage of strategic opportunities, including opportunities to provide additional contract manufacturing services, and to increase our top-line revenue and profit profile.

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

We recorded royalty and licensing income as a component of revenue in the amount of $2.3 million during the three months ended March 31, 2015 and $4.7 million during the nine months ended March 31, 2015. We recorded royalty and licensing income as a component of revenue in the amount of $1.1 million during the three months ended March 31, 2014 and $3.8 million during the nine months ended March 31, 2014. These royalty and licensing income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired the patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $270,000 during the three months ended March 31, 2015 and $650,000 during the nine months ended March 31, 2015. We recognized royalty expense as a component of cost of goods sold in the amount of $143,000 during the three months ended March 31, 2014 and $523,000 during the nine months ended March 31, 2014.

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

During fiscal 2013 we granted a total of 98,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. These restricted shares partially vested, and the remainder will continue to vest over three years and the unvested portion of these shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. During the three months ended September 30, 2013, 10,000 of these shares were forfeited due to the termination of employment of one of the grantees. On March 7, 2014 we granted 105,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. On March 19, 2015 we granted an additional 105,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. These restricted stock grants have partially vested and the remainder will vest over three years and the unvested shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested.

Our net income included stock based compensation expense of approximately $92,000 for the three months ended March 31, 2015 and approximately $259,000 for the nine months ended March 31, 2015. Our net income included stock based compensation expense of approximately $46,000 for the three months ended March 31, 2014 and approximately $148,000 for the nine months ended March 31, 2014.

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

As of March 31, 2015 and June 30, 2014, we did not have any financial assets or liabilities classified as Level 1, except for assets related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of March 31, 2015 was a net asset of $1.9 million. The fair value of our forward exchange contracts as of June 30, 2014 was a liability of $24,000. As of March 31, 2015 and June 30, 2014, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2014 or the three and nine month periods ended March 31, 2015.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	March 31, 2015	June 30, 2014
Raw materials	$8,798	$9,764
Work in progress	2,213	2,176
Finished goods	1,194	1,621
Reserves	(503)	(721)
	$11,702	$12,840

C. Property and Equipment, net

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years			March 31, 2015	June 30, 2014
Land		N/A		$393	$393
Building and building improvements	7	–	39	2,793	2,793
Machinery and equipment	3	–	12	27,357	26,772
Office equipment and furniture	3	–	5	3,138	3,189
Vehicles		3		208	209
Leasehold improvements	1	–	15	11,128	10,949
Total property and equipment				45,017	44,305
Less: accumulated depreciation and amortization				(36,730)	(35,494)
Property and equipment, net				$8,287	$8,811

D.  Other comprehensive income (loss)

Accumulated other comprehensive income (loss) consisted of the following during the three and nine months ended March 31, 2015 and March 31, 2014 (dollars in thousands):

	Three Months Ended March 31, 2015
	Defined Benefit Pension Plan	Unrealized (Losses) Gains on Cash Flow Hedges	Total

Balance as of December 31, 2014	$(502)	$773	$271

Other comprehensive income before reclassifications	—	939	939
Amounts reclassified from OCI	—	(879)	(879)

Tax effect of OCI activity	—	(21)	(21)
Other comprehensive income	—	39	39
Balance as of March 31, 2015	$(502)	$812	$310

	Nine Months Ended March 31, 2015
	Defined Benefit Pension Plan	Unrealized (Losses) Gains on Cash Flow Hedges	Total

Balance as of June 30, 2014	$(502)	$33	$(469)

Other comprehensive income before reclassifications	—	2,662	2,662
Amounts reclassified from OCI	—	(1,464)	(1,464)

Tax effect of OCI activity	—	(419)	(419)
Other comprehensive income	—	779	779
Balance as of March 31, 2015	$(502)	$812	$310

	Three Months Ended March 31, 2014
	Defined Benefit Pension Plan	Unrealized (Losses) Gains on Cash Flow Hedges	Total

Balance as of December 31, 2013	$(482)	$(151)	$(633)

Other comprehensive income before reclassifications	—	35	35
Amounts reclassified from OCI	—	112	112

Tax effect of OCI activity	(36)	(64)	(100)
Other comprehensive loss	(36)	83	47
Balance as of March 31, 2014	$(518)	$(68)	$(586)

	Nine Months Ended March 31, 2014
	Defined Benefit Pension Plan	Unrealized (Losses) Gains on Cash Flow Hedges	Total

Balance as of June 30, 2013	$(482)	$52	$(430)

Other comprehensive loss before reclassifications	—	(533)	(533)
Amounts reclassified from OCI	—	343	343

Tax effect of OCI activity	(36)	70	34
Other comprehensive loss	(36)	(120)	(156)
Balance as of March 31, 2014	$(518)	$(68)	$(586)

During the three months ended March 31, 2015, the amounts reclassified from OCI were comprised of $875,000 of gains reclassified to net revenues and $4,000 related to the amortization of forward points reclassified to other income. During the nine months ended March 31, 2015, the amounts reclassified from OCI were comprised of $1.5 million of gains reclassified to net revenues and $13,000 related to the amortization of forward points reclassified to other income.

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

On March 31, 2015, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $166,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $518,000. As of March 31, 2015, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,037), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the nine months ended March 31, 2015. As of March 31, 2015, we had $5.5 million available under our credit facilities.

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

The components included in the net periodic expense for the three and nine month periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Interest cost	$21	$22	$63	$66
Expected return on plan assets	(8)	(9)	(25)	(28)
Net periodic expense	$13	$13	$38	$38

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$7,051	41%	$6,321	36%	$22,999	45%	$16,849	35%
Customer 2	3,763	22	2,823	16	8,355	16	8,484	18
Customer 3	(a)	(a)	2,921	17	(a)	(a)	7,960	17
Customer 4	1,864	11	(a)	(a)	(a)	(a)	(a)	(a)
	$12,678	74%	$12,065	69%	$31,354	61%	$33,293	70%

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

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$810	12%	(a)	(a)	(a)	(a)	(a)	(a)
	$810	12%	(a)	(a)	(a)	(a)	(a)	(a)
(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

H. Segment Information

Our business consists of three segments for financial reporting purposes. The three segments are identified as (i) private label contract manufacturing, which primarily relates to the provision of private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and (ii) patent and trademark licensing, which primarily includes royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn® trade name, and (iii) branded products, which relates to the marketing and distribution of our branded nutritional supplements and consists primarily of the products previously sold under our Pathway to Healing® product line.

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net Sales
Private label contract manufacturing	$17,322	$17,692	$51,519	$48,056
Patent and trademark licensing	2,290	1,141	4,709	3,812
Branded products	1	294	698	889
	$19,613	$19,127	$56,926	$52,757

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Income from Operations
Private label contract manufacturing	$963	$1,717	$3,874	$3,434
Patent and trademark licensing	1,355	570	2,720	1,500
Branded products	4	46	248	61

Income from operations of reportable segments	2,322	2,333	6,842	4,995

Corporate expenses not allocated to segments	(1,283)	(1,165)	(3,853)	(3,473)
	$1,039	$1,168	$2,989	$1,522

	March 31, 2015	June 30, 2014
Total Assets
Private label contract manufacturing	$51,029	$50,424
Patent and trademark licensing	3,070	1,632
Branded products	—	202
	$54,099	$52,258

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
United States	$11,857	$8,992	$30,941	$26,695
Markets outside the United States	7,756	10,135	25,985	26,062
Total net sales	$19,613	$19,127	$56,926	$52,757

Products manufactured by NAIE accounted for approximately 74% of net sales in markets outside the U.S. for the three months ended March 31, 2015, and 61% for the three months ended March 31, 2014. NAIE accounted for 72% of net sales in markets outside the U.S. for the nine months ended March 31, 2015, and 55% for the nine months ended March 31, 2014. No products manufactured by NAIE were sold in the U.S. during the nine months ended March 31, 2015 and 2014.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Nine Months Ended
	March 31, 2015	June 30, 2014	March 31, 2015	June 30, 2014	March 31, 2015	March 31, 2014
United States	$6,250	$6,648	$35,239	$36,618	$956	$1,869
Europe	2,037	2,163	18,860	15,640	406	329
	$8,287	$8,811	$54,099	$52,258	$1,362	$2,198

I. Income Taxes

The effective tax rate for the three months ended March 31, 2015 was an expense of 26.7% and the effective tax rate for the nine months ended March 31, 2015 was an expense of 24.7%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the favorable impact of foreign earnings taxed at a rate lower than the U.S. statutory rate.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.  There were no significant discrete items for the three and nine months ended March 31, 2015. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  During the three and nine months ended March 31, 2015, there was no change to our valuation allowance.

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

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2010 and forward are subject to examination by the U.S. tax authorities and our years for the fiscal year ended June 30, 2007 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2013 and forward are subject to examination by the Swiss tax authorities.

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

J. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. On February 6, 2015, the Board of Directors authorized a $1 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3 million. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. During the nine months ended March 31, 2015, we purchased 157,539 shares at a weighted average cost of $5.57 per share and a total cost of $878,000 including commissions and fees. During the nine months ended March 31, 2014, we purchased 5,100 shares at a weighted average cost of $4.55 per share and a total cost of $23,000 including commissions and fees.

On May 11, 2015, the Board of Directors authorized a $2 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $5 million.

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

During the three and nine months ended March 31, 2015, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2016. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three and nine months ended March 31, 2015, we did not have any losses or gains related to the ineffective portion of our hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of March 31, 2015, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $16.0 million (EUR 13.0 million). As of March 31, 2015, a net gain of approximately $1.2 million related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that a majority of the OCI balance will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of March 31, 2015, the fair value of our cash flow hedges was a net asset of $1.9 million. Of this amount $1.9 million was classified in prepaids and other current assets and $26,000 was classified in other noncurrent assets, net in our Condensed Consolidated Balance Sheets. During the three months ended March 31, 2015 we recognized $939,000 of gains in OCI and reclassified $875,000 of gains from OCI to revenue. During the nine months ended March 31, 2015 we recognized $2.7 million of gains in OCI and reclassified $1.5 million of gains from OCI to revenue. As of June 30, 2014, $46,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $4,000 was classified in other non-current assets, net and $74,000 was classified in accrued liabilities in our Consolidated Balance Sheets. During the three months ended March 31, 2014 we recognized $35,000 of gains in OCI and reclassified $116,000 of losses from OCI to revenue. During the nine months ended March 31, 2014 we recognized $533,000 of losses in OCI and reclassified $361,000 of losses from OCI to revenue.

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

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging infringement by Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ®-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent no. 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Woodbolt has also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-examine the ’381 patent. On August 17, 2012, the USPTO accepted the request to re-exam the ’422 patent. On December 6, 2013, the USPTO rejected the claims of the ‘381 patent and issued a right of appeal notice. On January 6, 2014, the Company filed its notice of appeal. The parties have filed briefs with the USPTO and the '381 reexamination is pending. On January 13, 2015, the USPTO issued a notification of appeal hearing in the '381 reexamination, which took place on April 15, 2015. On April 15, 2015, the appeal hearing in the ‘381 reexamination was conducted before the Patent Trial and Appeal Board at the USPTO. No opinion or order has been issued. On August 8, 2014, the USPTO rejected the claims of the ‘422 patent and issued a right of appeal notice. On September 8, 2014, NAI filed its notice of appeal. The parties have filed briefs with the USPTO and the ‘422 reexamination is pending.

A declaration of non-infringement, invalidity or unenforceability of certain of our patents could have a material adverse impact upon our business results, operations, and financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2015. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2014 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, and commercializing our patent estate through sales of beta-alanine under our Carnosyn® trade name, contract manufacturing and license agreements. As part of this strategy, and in an effort to enhance shareholder value, we elected not to renew our Carnosyn® license and distribution agreement with CSI which expired March 31, 2015. Effective April 1, 2015, we began directly selling beta-alanine, and licensing the related patent and trademark rights, in order to take advantage of strategic opportunities, including possible additional contract manufacturing services, and to increase our top-line revenue and profit profile.

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

During the first nine months of fiscal 2015, our net sales were 7.9% higher than in the first nine months of fiscal 2014. Private label contract manufacturing sales increased 7.2% due primarily to higher volumes of existing products to existing customers, new product sales to new customers, and higher average EUR exchange rates including the benefit of our hedging program.

Revenue concentration risk for our two largest private label contract manufacturing customers increased to 61% as a percentage of our total private label contract manufacturing sales for the first nine months of fiscal 2015 compared to 53% in the first nine months of fiscal 2014. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease marginally during the remainder of fiscal 2015 primarily due to the anticipated addition of new customer sales and increased sales to other existing customers.

During the first nine months of fiscal 2015, CarnoSyn® beta-alanine royalty and licensing revenue increased 23.5% to $4.7 million as compared to $3.8 million for the first nine months of fiscal 2014. Included in the royalty and licensing revenue during the first nine months of fiscal 2014 was $300,000 of beta-alanine license fee revenue from Abbott as compared to zero license fee revenue in the same period in fiscal 2015.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $1.1 million during the first nine months of fiscal 2015 and $1.7 million during the comparable period in fiscal 2014. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2014 Annual Report. Our ability to maintain or further increase our beta-alanine sales and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand sales and licensing of beta-alanine to new and existing customers, maintaining our patent rights, management of our licensing and sub-licensing activities, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products business decreased 21.5% in the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014 due to our product line discontinuation efforts as described above. These efforts included using various discounting strategies in an effort to limit the amount of product left unsold at the end of the contractual sell off period while preserving as much product margin as possible. Our discounting strategies were more successful than originally estimated and, as a result, we were able to release $190,000 of the reserves that were recorded during the fourth quarter of fiscal 2014, which reduced our cost of goods sold expense for the branded products segment for the first nine months of fiscal 2015.

During the remainder of fiscal 2015, we plan to continue to focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and to assist us in developing relationships with additional quality oriented customers;

•	Expanding the commercialization of our beta-alanine patent estate through raw material sales, new contract manufacturing opportunities, license agreements and protecting our proprietary rights; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

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

Our critical accounting policies are discussed under Item 7 of our 2014 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the three months ended March 31, 2015 other than as listed under Item A to our Notes to Condensed Consolidated Financial Statement contained in this Quarterly Report.

Results of Operations

The results of our operations for the three- and nine-month periods ended March 31 were as follows (dollars in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2015	2014	% Change	2015	2014	% Change
Private label contract manufacturing	$17,322	$17,692	(2.1)	$51,519	$48,056	7.2
Patent and trademark licensing	2,290	1,141	100.7	4,709	3,812	23.5
Branded products	1	294	(99.7)	698	889	(21.5)
Total net sales	19,613	19,127	2.5	56,926	52,757	7.9
Cost of goods sold	15,941	15,685	1.6	46,480	44,056	5.5
Gross profit	3,672	3,442	6.7	10,446	8,701	20.1
Gross profit %	18.7%	18.0%		18.4%	16.5%
Selling, general & administrative expenses	2,633	2,274	15.8	7,457	7,179	3.9
% of net sales	13.4%	11.9%		13.1%	13.6%
Income from operations	1,039	1,168	(11.0)	2,989	1,522	96.4
% of net sales	5.3%	6.1%		5.3%	2.9%
Other (income) expenses, net	(35)	115	130.4	(142)	82	273.2
Income before income taxes	1,074	1,053	2.0	3,131	1,440	117.4
% of net sales	5.5%	5.5%		5.5%	2.7%
Income tax expense	286	431	(33.6)	775	536	44.6
Net income	$788	$622	26.7	$2,356	$904	160.6
% of net sales	4.0%	3.3%		4.1%	1.7%

The percentage change in contract manufacturing net sales was primarily attributed to the following for the three and nine month periods ended March 31, 2015:

	Three Months Ended	Nine Months Ended
Mannatech, Incorporated (1)	5.3%	(0.3)%
The Juice Plus+ Company (2)	4.1	12.8
Other customers (3)	(11.5)	(5.3)
Total	(2.1)%	7.2%

1

Net sales to Mannatech, Incorporated increased during the three months ended March 31, 2015 as compared to the same period in the prior year, primarily as a result of higher volumes of established products in existing markets. Net sales to Mannatech, Incorporated during the first nine months of fiscal 2015 were flat compared with sales during the same period in fiscal 2014.

2

The increase in net sales to The Juice Plus+ Company for the three months ended March 31, 2015 included a decrease in international sales of 6.8% and an increase in domestic sales of 32.7%. The increase in net sales to The Juice Plus+ Company for the nine months ended March 31, 2015 included an increase in international sales of 57.8% and an increase in domestic sales of 19.0%. The international sales increase is primarily due to increased consumer demand and higher average EUR exchange rates including the benefit of our hedging program. Additionally, the first nine months of fiscal 2014 included a customer driven inventory reduction program, which was not repeated in fiscal 2015. The domestic increase is primarily due to increased units shipped in fiscal 2015 as compared to fiscal 2014. The increase in units is primarily associated with a customer driven packaging reconfiguration that was launched and completed during the first quarter of 2014.

3

The decrease in net sales to other customers for the three and nine month periods ended March 31, 2015 was primarily due to lower sales of existing products for other existing customers driven primarily by decreased consumer demand experienced by our third largest customer.

Net sales from our patent and trademark licensing segment increased 100.7% during the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014 primarily due to increased market demand for CarnoSyn® beta-alanine. Net sales from our patent and trademark licensing segment increased 23.5% during the nine months ended March 31, 2015 as compared to the comparable nine month period last year primarily due to increased market demand for CarnoSyn® beta-alanine.

Net sales from our branded products segment decreased 99.7% during the third quarter of fiscal 2015 as compared to the comparable quarter in fiscal 2014 and 21.5% during the nine months ended March 31, 2015 compared to the comparable nine month period last year due to discounting and other aspects of our product line discontinuation activities as described above.

Gross profit margin increased 0.7 percentage points during the third quarter of fiscal 2015 from the comparable quarter in fiscal 2014 and increased 1.9 percentage points during the nine months ended March 31, 2015 from the comparable nine month period last year. The change in gross profit margin was primarily due to the following for the three- and nine-month periods ended March 31, 2015:

	Three Months Ended	Nine Months Ended
Contract manufacturing:
Shift in sales and material mix(1)	(2.9)%	0.6%
Changes in overhead expenses(1)	(2.0)	0.2
Changes in direct and indirect labor(1)	1.2	0.1
Patent and trademark licensing(2)	5.1	0.9
Branded products operations(3)	(0.7)	0.1
Total	0.7%	1.9%

[1]

Private label contract manufacturing gross profit margin contribution decreased 3.7 percentage points in the third quarter of fiscal 2015 and increased 0.9 percentage points in the first nine months of fiscal 2015 as compared to the comparable periods in fiscal 2014. The decrease in gross profit as a percentage of sales during the third quarter of fiscal 2015 as compared to the third quarter in fiscal 2014 was primarily due to higher material costs as a percentage of sales and higher per unit manufacturing costs associated with lower production levels. The increase in gross profit as a percentage of sales during the nine month period was primarily due to lower leasehold depreciation expense and a favorable shift in sales mix to higher margin products and higher average EUR exchange rates.

[2]

Patent and trademark licensing gross profit margin contribution increased 5.1 percentage points in the third quarter of fiscal 2015 as compared to the comparable period in fiscal 2014 primarily due to the increase in patent and trademark revenue and the increase in patent and trademark revenue as a percentage of total net sales on a period over period basis. During the first nine months of fiscal 2015, patent and trademark licensing gross profit margin contribution increased 0.9 percentage points as compared to the first nine months of fiscal 2014 due to an increase in patent and trademark revenue and an increase in patent and trademark revenue as a percent of total net sales on a period over period basis.

[3]

Branded products gross profit margin contribution as a percentage of consolidated net sales decreased 0.7 percentage points in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 due to the discontinuation of the Dr. Cherry product line effective December 31, 2014 resulting in no sales activity in this product line during the third quarter of fiscal 2015. During the first nine months of fiscal 2015, branded products gross profit margin contribution as a percentage of consolidated net sales increased 0.1 percentage points as compared to the first nine months of fiscal 2014 due primarily to the reversal of $190,000 of inventory reserves due to favorable results of our product line discontinuation program, which resulted in a better than expected sell through of our remaining inventory.

Selling, general and administrative expenses increased $359,000, or 15.8%, during the third quarter of fiscal 2015 as compared to the comparable prior year period primarily due to increased employee compensation costs and increased patent and trademark litigation expense due to activities associated with pending lawsuits partially offset by reduced costs associated with our branded products segment as a result of the discontinuation of all related activities as of December 31, 2014. During the first nine months of fiscal 2015, selling, general and administrative expenses increased $278,000, or 3.9%, as compared to the comparable prior year period due primarily to increased employee compensation costs partially offset by reduced litigation expense and the resolution of multiple law suits in late fiscal 2014 and reduced activity on the remaining pending litigation and reduced costs associated with our branded products segment as a result of the discontinuation of all related activities as of December 31, 2014.

Other income, net increased $150,000 during the third quarter of fiscal 2015 from the comparable quarter last year. Other income, net increased $224,000 during the nine month period ended March 31, 2015, from the comparable nine month period last year. The increase for both the three and nine month periods is due primarily to favorable foreign currency exchange activity partially offset by other tax expense.

Our income taxes expense decreased $145,000 during the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. The decrease during the quarter was primarily due to the recognition of certain discrete tax items during the third quarter of fiscal 2014 that were not repeated in the third quarter of fiscal 2015. The discrete items recognized in the third quarter of fiscal 2014 included (1) an expense to adjust the state deferred tax assets as a result of a change in the estimated state tax rate, (2) an expense to establish a valuation allowance on a portion of the deferred tax asset for the California net operating loss, (3) a net benefit of state taxes as a result of adjusting California apportionment and filing in other states for prior years, and (4) a true-up of the R&D credit claimed on the federal income tax return filed during the current quarter. During the nine months ended March 31, 2015, income tax expense increased $239,000 as compared to the same nine month period the prior fiscal year. The increase was primarily due to increased pre-tax income partially offset by a lower effective tax rate. The effective tax rate was lower primarily due to our foreign earnings, which are taxed at a lower rate, representing a larger portion of our pre-tax income and lower domestic taxes as a result of the state tax strategies implemented during the third quarter of fiscal 2014.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $2.2 million for the nine months ended March 31, 2015, compared to $571,000 provided by operating activities in the comparable period in the prior year.

At March 31, 2015, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, used $1.1 million in cash compared to using $223,000 in the comparable period in the prior year. The increase in cash used by accounts receivable during the nine months ended March 31, 2015, was primarily due to the timing and collection of sales year over year. Days sales outstanding was 36 days as of March 31, 2015, compared to 35 days as of March 31, 2014.

At March 31, 2015, changes in inventory provided $1.1 million in cash as compared to using $4.3 million of cash in the comparable prior year period. The change in cash activity from inventory during the nine months ended March 31, 2015 was primarily related to the timing of inventory shipments and receipts, and normalized inventory purchase activity during the first nine months of fiscal 2015 as compared to a build-up of inventory for new customer product launches during the first nine months of fiscal 2014.

At March 31, 2015, changes in accounts payable and accrued liabilities used $1.4 million in cash compared to providing $1.7 million in the comparable period in the prior year. The change in cash activity related to accounts payable and accrued liabilities primarily related to the timing of payment for inventory and other expenses that included a build-up of inventory at the end of the prior fiscal year due to the anticipation of higher sales in the first half of fiscal 2015.

Approximately $1.1 million of our operating cash flow was generated by NAIE in the nine months ended March 31, 2015. As of March 31, 2015, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Capital expenditures were $1.4 million during the nine months ended March 31, 2015 compared to $2.2 million in the comparable period in the prior year. Capital expenditures during the nine months ended March 31, 2015 and March 31, 2014 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities.

Cash used in financing activities for the nine months periods ending March 31, 2015 and March 31, 2014 related to share purchases of our common stock as part of our approved share repurchase program.

We did not have any consolidated debt as of either March 31, 2015 or June 30, 2014.

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

On March 31, 2015, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $166,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $518,000. As of March 31, 2015, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,037), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of March 31, 2015, we had $19.4 million in cash and cash equivalents and $5.5 million available under our credit facilities. Of these amounts, $8.8 million of cash and cash equivalents and $518,000 of the amount available under our credit facilities were held by NAIE. Our intent is to permanently reinvest all of our earnings from foreign operations, and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund our U.S. operations, we may be required to accrue and pay additional U.S. taxes to repatriate any such funds. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of March 31, 2015.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 12, 2015, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of their property the subject of any material pending legal proceeding.

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging infringement by Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe ‘‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement of its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ®-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent no. 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Separately, Woodbolt also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-exam the ’381 patent. On August 17, 2012, the USPTO accepted the request to re-exam the ’422 patent. On December 6, 2013, the USPTO rejected the claims of the ‘381 patent and issued a right of appeal notice. On January 6, 2014, NAI filed its notice of appeal. The parties have filed briefs with the USPTO and the '381 reexamination is pending. On January 13, 2015, the USPTO issued a notification of appeal hearing in the '381 reexamination, which took place on April 15, 2015. On April 15, 2015, an appeal hearing in the ‘381 reexamination was conducted before the Patent Trial and Appeal Board at the USPTO. No opinion or order has been issued. On August 8, 2014, the USPTO rejected the claims of the ‘422 patent and issued a right of appeal notice. On September 8, 2014, NAI filed its notice of appeal. The parties have filed briefs with the USPTO and the ‘422 reexamination is pending.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the quarter ended March 31, 2015, we repurchased 78,675 shares of our common stock at a total cost of $437,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of March 31, 2015) [2,3]
January 1, 2015 to January 31, 2015	—	—	—
February 1, 2015 to February 28, 2015	20,473	$5.46	20,473
March 1, 2015 to March 31, 2015	58,202	$5.58	58,202	$565,087
Total	78,675		78,675	$565,087
1.	On June 3, 2011, we announced a plan to repurchase up to $2 million in shares of our common stock.
2.	On February 6, 2015, the Board of Directors authorized a $1 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3 million.
3.	On May 11, 2015, the Board of Directors authorized a $2 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $5 million.

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

Date: May 12, 2015

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, Chief Financial Officer

Mr. Wolf is the principal financial officer of Natural Alternatives International, Inc. and has been duly authorized to sign on its behalf.