Form 10-K
period 2015-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2015-09-18
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2014) was approximately $29,300,099 (based on the closing sale price of $5.35 reported by Nasdaq on December 31, 2014). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of September 16, 2015, 6,713,831 shares of NAI’s common stock were outstanding, net of 904,846 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 4, 2015, to be filed on or before October 28, 2015.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to directly sell beta-alanine;

•	our ability to maintain or increase our patent and trademark licensing revenues;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	our ability to protect our intellectual property;

•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;

•	the costs associated with defending and resolving potential new claims, even if such claims are without merit;

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

As our primary business activity, we provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also seek to commercialize our patent and trademark estate related to the ingredient known as beta-alanine through direct raw material sales.

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

Historically, as part of our business strategy, we have sought to commercialize our patent estate through contract manufacturing, royalty and license agreements. Since March 2009, we have had an agreement with Compound Solutions, Inc. (CSI) to grant a license to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights to customers of CSI who purchase beta-alanine under the CarnoSyn® trade name from CSI. The most recent agreement additionally granted such a license to CSI. We received a fee from CSI that varied based on the quantity and source of beta-alanine sold by CSI. Our most recent agreement with CSI expired on March 31, 2015. We elected not to renew our agreement with CSI and, effective April 1, 2015 we began directly selling beta-alanine, and licensing the related patent and trademark rights, in order to take advantage of strategic opportunities, including opportunities to provide additional contract manufacturing services, and to increase our top-line revenue and profit profile.

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

Our U.S. operations have also been certified by Health Canada as compliant with GMP requirements as outlined in Part 3 of the Canadian Natural Health Products Regulations.  Health Canada is the federal department of the Canadian government with responsibility for national public health.  Health Canada has initiated work to modernize its regulatory system for food and health products.  Health Canada plays an active role in ensuring access to safe and effective drugs and health products while giving highest priority to public safety and striving to provide information needed to make healthy choices and informed decisions regarding one’s health.  NAI was issued its initial certification in December 2011 and received annual re-certifications from Health Canada’s Natural Health Products Directorate in October 2013 and November 2014.  Not only does this approval demonstrate yet another level of regulatory compliance for NAI, it may also ease the approval process for our customers who import products into Canada.

Additionally, in March 2015, our California facilities became certified as Organic Processor and Handler by Natural Food Certifiers (NFC).  This certification demonstrates that we meet the USDA National Organic Program standards and allows us to expand our contract manufacturing and packaging services to include Organic labeled products.  The certification requires annual renewal and we believe we will obtain renewals annually.

NAIE also operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license to process pharmaceuticals for packaging, import, export and sale within Switzerland and other countries from the Swissmedic Authority of Bern, Switzerland. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying that NAIE’s expanded facilities conform to GMP. In January 2013, following the additional upgrade of NAIE’s manufacturing facilities to include the manufacture of pharmaceuticals, NAIE obtained an additional pharmaceutical approval from the Swissmedic Authority certifying that NAIE’s upgraded facilities conform to GMP. We believe these licenses and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and can improve our ability to develop relationships with new customers. Our Swissmedic licenses are valid until February 2019.

In addition to our operations in the U.S. and Switzerland, we have a representative in Japan who provides a range of services to our customers currently present in or seeking to expand into the Japanese market and other markets in the Pacific Rim. These services include regulatory and marketing assistance along with guidance and support in adapting products to these markets.

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

•	expand the commercialization of our beta-alanine patent estate through raw material sales, new contract manufacturing opportunities, license agreements and protecting our proprietary rights;

•	provide strategic partnering services to our private-label contract manufacturing customers, as described below under “Products, Principal Markets and Methods of Distribution”; and

•	improve operational efficiencies and manage costs and business risks to improve profitability.

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

As part of our business strategy, we have sought to commercialize our patent estate through contract manufacturing, royalty and license agreements. Since March 2009, we have had an agreement with Compound Solutions, Inc. (CSI) to grant a license to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights to customers of CSI who purchase beta-alanine under the CarnoSyn® trade name from CSI. The most recent agreement additionally granted such a license to CSI. Our most recent agreement with CSI expired on March 31, 2015. We elected not to renew our agreement with CSI and, effective April 1, 2015 we began directly selling beta-alanine, and licensing our related patent and trademark rights, in order to take advantage of strategic opportunities, including opportunities to provide additional contract manufacturing services, and to increase our top-line revenue and profit profile.

Additionally, we have developed, manufactured and marketed our own branded products under the Pathway to Healing® product line, which was aimed at restoring, maintaining and improving the health of the users. However, due to the steady decline in sales of this product line over the prior several years, we decided to discontinue the product line. Pursuant to the License Agreements, Dr. Cherry and Cherry Ministries licensed to NAI the name, likeness, style, persona and other attributes of Dr. Cherry in connection with the sale of nutritional products that were marketed by NAI under its Pathway to Healing brand. Pursuant to the License Agreements, NAI was permitted to terminate the License Agreements by written notice at any time. We notified Dr. Cherry and Cherry Ministries of our decision to discontinue the product line and the termination of the related license agreement was effective as of September 15, 2014. All termination activities related to the Pathway to Healing® product line were substantially completed by December 31, 2014. We did not change the financial presentation in this report to reflect the branded products segment as “Discontinued Operations” as the wind down of this product line did not meet the criteria for discontinued operations presentation as prescribed by ASC 205-20.

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

We also seek to commercialize our patent and trademark estate related to the ingredient known as beta-alanine through direct distribution and sale of raw material, new contract manufacturing opportunities, and various license and similar arrangements. Historically, our primary source of income from our patent and trademark estate has been from royalties received through a license and distribution agreement with CSI. Our agreement with CSI expired March 31, 2015 and, effective April 1, 2015, we began directly selling beta-alanine, and licensing the related patent and trademark rights, in order to take advantage of strategic opportunities, including opportunities to provide additional contract manufacturing services, and to increase our top-line revenue and profit profile.

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2015		2014
	$	%	$	%
Private-label Contract Manufacturing	$69,670	88	$67,339	91
Patent and Trademark Licensing	9,140	11	5,444	7
Branded Products	698	1	1,159	2
Total Net Sales	$79,508	100	$73,942	100

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

Our research and development expenses for the last two fiscal years ended June 30 were $1.1 million for 2015 and $1.0 million for 2014. The increase in research and development expenses was primarily related to increased personnel costs as a result of changes made to the related departmental management structure.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. In addition, the commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. We conduct identity testing for all raw materials we purchase and, on a predetermined testing protocol basis, we evaluate raw materials to ensure their quality, purity and potency before we use them in our products. We typically buy raw materials in bulk from qualified vendors located both within and outside the U.S. During fiscal 2015, we did not have any suppliers that represented more than 10% of our total raw material purchases.

Our contract manufacturing business did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials during fiscal 2015. However, there continues to be significant pricing pressures associated with various vitamins, minerals and herbs in the raw material marketplace. In early March 2011, the factory that produces the major supply of beta-alanine sold under our CarnoSyn® trade name was damaged as a result of the massive earthquake off the coast of Sendai, Japan resulting in a significant beta-alanine supply interruption. While this Japanese factory resumed operations in June 2011 and was able to produce beta-alanine at historical levels during fiscal 2012, there is no assurance this or any other facility will not incur future production interruptions as a result of causes outside our control. Throughout fiscal 2016, we expect to continue to experience difficulties in sourcing various raw materials as a result of worldwide shortages, and other supply constraints. We also believe raw material and product cost pricing pressures will continue throughout fiscal 2016 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs.

Major Customers

The Juice Plus+ Company (formerly NSA International, Inc.) has been our largest customer over the past several years. During the fiscal year ended June 30, 2015, The Juice Plus+ Company accounted for approximately 43% of our private-label contract manufacturing net sales. We historically have had manufacturing agreements with The Juice Plus+ Company dating back to April 1, 2005. Under the terms of our agreements with The Juice Plus+ Company, we develop, manufacture, produce and package certain nutritional products for The Juice Plus+ Company based on monthly purchase orders submitted to us by The Juice Plus+ Company and provide certain consulting services, at such prices as are agreed upon from time to time. The agreements prohibit us from manufacturing or distributing any products that are substantially similar to the products we manufacture for The Juice Plus+ Company during the term of the agreements and for a period of three years thereafter. Our most recent agreements with The Juice Plus+ Company expired on April 1, 2014. We continue to develop, manufacture, produce and package certain nutritional products for The Juice Plus+ Company based on monthly purchase orders submitted to us by The Juice Plus+ Company.

Our second largest customer is Mannatech, which accounted for approximately 16% of our private-label contract manufacturing net sales during fiscal 2015. Under the terms of our manufacturing agreement with Mannatech, we manufacture, produce and bulk package certain nutritional products for Mannatech based on purchase orders submitted to us by Mannatech, at such prices as are agreed upon from time to time. The agreement automatically extends for successive one year periods unless terminated by either party in the event of a breach of the agreement by the other party or on at least 60 days written notice prior to the expiration of the then current term. We also have a Manufacturing Sales Agreement with Mannatech and its affiliates, under which we have the exclusive right to develop and manufacture certain products for Mannatech to be sold in Germany and Denmark. This agreement automatically extends for successive one year periods unless terminated by either party for cause or in the event of a breach of the agreement by the other party or upon written notice prior to the expiration of the then current term.

Our third largest customer is CIT Cosmeceutical Pte Ltd (CIT), which accounted for approximately 12% of our private-label contract manufacturing net sales during fiscal 2015. Under the terms of our manufacturing agreement with CIT, we manufacture, produce and bulk package certain nutritional products based on purchase orders submitted to us by CIT, at such prices as are agreed upon from time to time.

The Juice Plus+ Company, Mannatech, and CIT are private-label contract manufacturing customers, and the loss of any one of them could result in significant negative impact to our financial position and results of operations. No other customer accounted for 10% or more of net sales during fiscal 2015. We continue to focus on obtaining new private-label contract manufacturing customers to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

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

Our future competitive position for private-label contract manufacturing and patent and trademark licensing will likely depend on, but not be limited to, the following:

•	the continued acceptance of our products by our customers and consumers;

•	our ability to protect our proprietary rights in our patent estate and the continued validity of such patents;

•	our ability to successfully expand our product offerings related to our patent and trademark estate;

•	our ability to maintain adequate inventory levels to meet our customer’s demands;

•	our ability to expand;

•	our ability to continue to manufacture high quality products at competitive prices;

•	our ability to attract and retain qualified personnel;

•	the effect of any future governmental regulations on our products and business;

•	the results of, and publicity from, product safety and performance studies performed by governments and other research institutions;

•	the continued growth of the global nutrition industry; and

•	our ability to respond to changes within the industry and consumer demand, financially and otherwise.

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

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the U.S., while the FTC regulates marketing and advertising claims. In August 2007, a new rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold nutritional supplements to meet certain GMP to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by the FDA and believe we are currently operating within the FDA mandated GMP.

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

The Dietary Supplement Health and Education Act of 1994 (DSHEA) revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements and defined dietary supplements to include vitamins, minerals, herbs, amino acids and other dietary substances. DSHEA generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about such products. The FDA is generally prohibited from regulating active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act was passed, which further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and for us to notify the FDA of any serious adverse event report within 15 business days of receiving such report. Events reported to the FDA would not be considered an admission from a company that its product caused or contributed to the reported event. We are committed to meeting or exceeding the requirements of this Act.

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

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to corporate, brand and product names. We own 30 trademark registrations, including thirteen incontestable registrations, in the U.S. Federal registration of a trademark affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent others from using the same or similar marks. However, to the extent a common law user has made prior use of the mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration would be subject to that user’s rights in that geographic area.

We have sixteen foreign trademark registrations.  One trademark is registered with the Australian Patent and Trademark Office, two with the Canadian Patent and Trademark Office, two with the Chinese Patent and Trademark Office, two with the Trademarks and Designs Registration Office of the European Union, two with the Hong Kong Patent and Trademark Office, three with the Japanese Patent and Trademark Office, two with the South Korean Patent and Trademark Office, and two with the Swiss Patent and Trademark Office.  We currently have no additional trademark applications pending in any other jurisdictions outside of the United States. We also claim common law ownership and protection of certain unregistered trademarks and service marks. Trademark rights are based on use of a mark. Common law use of a mark offers protection of a mark within the particular geographic area in which it is used. We believe our registered and unregistered trademarks constitute valuable assets, adding to the recognition of our products and services in the marketplace. These and other proprietary rights have been and will continue to be important in enabling us to compete; however, we cannot assure you that our future trademark applications will be granted or our current trademarks will be maintained.

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

Patents and Patent Licenses. We currently own fourteen U.S. patents and twenty corresponding patents registered in countries throughout North America, Europe and Asia. We also have pending applications in several countries. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI and we make certain ongoing royalty payments to the prior owners of the patents. We also license rights to certain uses that are covered by the patents to the prior owners. The royalty payments and license continue until the expiration of the patents. From March 2009 through March 2015, we had an agreement with CSI that allowed CSI to grant a license of certain of our patent and trademark rights to customers of CSI who purchased beta-alanine from CSI. The license agreement allowed CSI’s customers to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights and one or more of our trademarks. We received royalties from CSI that varied based on the quantity and source of beta-alanine sold by CSI. Our agreement with CSI expired March 31, 2015 and effective April 1, 2015, we began directly selling beta-alanine, and licensing our related patent and trademark rights, in order to take advantage of strategic opportunities, including opportunities to provide additional contract manufacturing services, and to increase our top-line revenue and profit profile. Twenty-five of our patents expire in 2017 and nine patents expire in 2026.

Beginning in fiscal 2009, the licensing, raw material sales, and revenues we have received associated with the sale and license of beta-alanine under the CarnoSyn® trade name have grown steadily from $515,000 in fiscal 2009 to $9.1 million in fiscal 2015. During fiscal 2015, our revenues included $4.7 million of royalties received related to our agreement with CSI and $4.4 million related to the direct sale of beta-alanine raw materials. We anticipate our licensing and related revenue to expand further during fiscal 2016 as a result of taking over the direct distribution and sale of beta-alanine. We incurred intellectual property litigation and patent compliance expenses of approximately $1.6 million during fiscal 2015 in connection with our efforts to protect our proprietary rights and patent estate. We expect to continue to incur additional litigation expenses during fiscal 2016, however, we expect these expenses to be flat or slightly lower than fiscal 2015.

Other Intellectual Property. We had license agreements with Dr. Reginald B. Cherry and his ministries pursuant to which we had the right to use the names, likenesses, styles, personas and certain other intellectual property and attributes of Dr. Cherry to market and distribute nutritional and dietary supplements and related products and materials, including the Pathway to Healing® product line. The license agreements required the payment of certain royalties based on net sales. Due to the steady decline in sales of this product line over the prior several years, we decided to discontinue the product line. The termination of the related license agreement was effective as of September 15, 2014. All termination activities related to the Pathway to Healing® product line were substantially completed by December 31, 2014.

Employees

As of June 30, 2015, we employed 132 full-time employees in the U.S., two of whom held executive management positions. Of the remaining full-time employees, 27 were employed in research, laboratory and quality control, 13 in sales and marketing, and 90 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2015, we had one temporary person.

As of June 30, 2015, NAIE employed an additional 34 full-time employees. Most of these positions were in the areas of manufacturing and manufacturing support.

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

Financial Information about Our Business Segments and Geographic Areas

Our operations are comprised of three reportable segments:

•	Private-label contract manufacturing, in which we primarily provide manufacturing services to companies that market and distribute nutritional supplements and other health care products.

•	Royalty, licensing , and raw material sales associated with the sale and license of beta-alanine under our CarnoSyn® trade name.

•

Branded products, in which we marketed and distributed branded nutritional supplements through direct-to-consumer marketing programs, and under which we developed, manufactured and marketed our own products and worked with a nationally recognized physician to develop brand name products that reflected his individual approach to restoring, maintaining or improving health. These products were sold through print media and the internet. We discontinued the sole product line sold under this segment and terminated the related license agreement effective as of September 15, 2014. All termination activities related to the product line were substantially completed by December 31, 2014. We did not change the financial presentation in this report to reflect the branded products segment as “Discontinued Operations” as the wind down of this product line did not meet the criteria for discontinued operations presentation as prescribed by applicable accounting regulations (ASC 205-20).

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

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2015, sales to one customer, The Juice Plus+ Company, were approximately 43% of our total private-label contract manufacturing net sales. Our prior written supply agreement with The Juice Plus+ Company expired on April 1, 2014. We continue to develop, manufacture, produce and package certain nutritional products for The Juice Plus+ Company based on monthly purchase orders submitted to us by The Juice Plus+ Company. Our second largest customer was Mannatech, Incorporated, which accounted for approximately 16% of our private-label contract manufacturing net sales during fiscal 2015. Our third largest customer was CIT, which accounted for approximately 12% of our private-label contract manufacturing net sales during fiscal 2015. The loss of one of these customers or other major customers, a significant decrease in sales to these customers, or a significant change in their business or personnel, would materially affect our financial condition and results of operations. Furthermore, the timing of our customers’ orders is impacted by, among others, their marketing programs, customer demand, supply chain management, entry into new markets and new product introductions, all of which are outside of our control. All of these attributes have had and will have a significant impact on our business.

Our future growth and stability depends, in part, on our ability to diversify our sales. Our efforts to establish new sales from existing customers and new customers could require significant initial investments, which may or may not result in higher sales and improved financial results.

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

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents and similar intellectual property. We may continue to incur significant patent and trademark litigation costs associated with defending this intellectual property. During fiscal 2015, we incurred approximately $1.6 million in patent litigation and prosecution expense and expect litigation expenses during fiscal 2016 to be flat or slightly lower than fiscal 2015, in connection with our efforts to protect our proprietary rights and patent estate. These efforts are described in more detail under Item 3 of this report. There is no assurance we will be able to protect our intellectual property adequately or that our intellectual property rights will be upheld. If pending legal proceedings to invalidate our patent rights are successful, they could have a material adverse impact upon our financial condition and results of operations. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. This litigation, even if successful, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. If such infringement claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

Our operating results will vary. We have experienced a decline in net sales and incurred losses in past years and there is no guarantee that our sales will improve or that we will earn a profit in future years. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our net sales increased during fiscal 2015 as compared to fiscal 2014 but there can be no assurance that our net sales will continue to improve in the near term, or that we will earn a profit in any given year. We have experienced net losses in the past and may incur losses in the future. Our operating results will fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We anticipate generating positive net income in fiscal 2016, although there is no assurance we will be able to do so. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets and could increase our costs.

The manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the U.S. and in other countries. For example, we are required to comply with certain GMP and incur costs associated with the audit and certification of our facilities. Failure to comply with governmental regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by a governmental agency could materially adversely affect our ability to successfully market our products. In addition, if the governmental agency has reason to believe the law is being violated (for example, if it believes we do not possess adequate substantiation for product claims), it can initiate an enforcement action. Governmental agency enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by the governmental agency could materially adversely affect our ability and our customers’ ability to successfully market those products.

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

Our results of operations are affected by the level of business activity of our customers and licensees, which in turn is affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private-label contract manufacturing customers and products sold or manufactured by others using our licensed patent rights. During fiscal 2011, the decline in economic conditions in the U.S. and the various foreign markets in which our customers operate negatively impacted our customers’ businesses and our operations. A renewed or further decline in consumer demand and the level of business activity of our customers due to economic conditions could have a material adverse effect on our revenues and profit margins.

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

We buy our raw materials from a limited number of suppliers. During fiscal 2015 and fiscal 2014, we did not have any suppliers that represented more than 10% of our raw material purchases. However, during fiscal 2011, approximately 20% of our total raw material purchases were from two suppliers. The loss of any of our major suppliers or of a supplier that provides any hard to obtain materials could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or to substitute different materials from alternative sources.

We rely solely on two suppliers to process certain raw materials that we use in the product line of our largest customer. The loss of or unexpected interruption in this service would materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. Since fiscal 2009, we have experienced increases in various raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business. Increasing raw material and product cost pricing pressures have continued throughout fiscal 2015 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs. We expect these pressures to continue through fiscal 2016. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations or financial condition.

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

In addition, our efforts to commercialize our patent estate and the revenues we receive from related supply agreements, are substantially dependent on the availability of the raw material beta-alanine and sales of such raw material or products incorporating such raw material. The availability of beta-alanine, and thus sales of such raw material and products using such material, would be negatively impacted by any shortages, interruptions and similar risks described above, which could in turn adversely affect the amount of revenue and product margin we earn from the sale of beta-alanine. In early March 2011, the factory that produces the major supply of beta-alanine sold under our CarnoSyn® trade name was damaged as a result of the massive earthquake off the coast of Sendai, Japan resulting in a significant beta-alanine supply interruption. As a result, our fiscal 2011 fourth quarter beta-alanine licensing revenue declined 85% from the preceding quarter ended March 31, 2011. While this Japanese factory resumed operations in June 2011 and is producing beta-alanine at historical levels, there is no assurance this or any other facility will not incur future production interruptions as a result of additional environmental or other causes outside our control.

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

We could face financial liability due to product liability claims if the use of our products results in significant loss or injury. Additionally, the manufacture and sale of our products involves the risk of injury to consumers from tampering by unauthorized third parties or product contamination. We could be exposed to future product liability claims that, among others: our products contain contaminants; we provide consumers with inadequate instructions about product use; or we provide inadequate warning about side effects or interactions of our products with other substances. Even if we were to prevail in any such claims, the cost of litigation and settlement could be significant.

We maintain product liability insurance coverage, including primary product liability and excess liability coverage. The cost of this coverage has increased dramatically in recent years, while the availability of adequate insurance coverage has decreased. While we expect to be able to continue our product liability insurance, there can be no assurance we will in fact be able to continue such insurance coverage, our insurance will be adequate to cover any liability we may incur, or our insurance will continue to be available at an economically reasonable cost.

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

Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. Additionally, there can be no assurance that our existing line of credit will be sufficient to meet our working capital needs. Furthermore, if we fail to maintain certain loan covenants we may no longer have access to the credit line. Our credit line terminates in November 2016 and there is no guarantee that we will be able to extend or renew this credit line on favorable terms or at all.

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

At any given time it may be difficult for us to raise capital due to a variety of factors, some of which may be outside a our control, including a tightening of credit markets, overall poor performance of stock markets, and/or an economic slowdown in the U.S. or other countries. Thus, there is no assurance we would be able to raise additional capital if needed. To the extent we do raise additional capital the ownership position of existing stockholders would be diluted. Similarly, there can be no assurance that additional financing will be available if needed or that it will be available on favorable terms. Under the terms of our credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender.

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

We manufacture the vast majority of our products at our manufacturing facility in California. As a result, we are dependent on the uninterrupted and efficient operation of this facility. Our manufacturing operations are subject to power failures, blackouts, the breakdown, failure or substandard performance of our leased facilities, our equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of governmental agencies, including the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slowdowns or delays in our operations. While we have implemented and are evaluating various emergency, contingency and disaster recovery plans and maintain business interruption insurance, there can be no assurance that the occurrence of these or any other operational problems at our facilities in California or at NAIE’s facility in Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance our contingency plans will prove to be adequate or successful if needed or our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations.

We outsource our beta-alanine fulfillment and distribution activities. The operation of the third party service provider’s facilities is subject to the interruption and similar risks described above for our facilities and there can be no assurance that these interruptions or any other operational problem at such third party’s facilities would not have a material adverse effect on our business, financial condition and results of operations.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 21% of our outstanding shares of common stock as of June 30, 2015, including approximately 17% of our outstanding shares of common stock beneficially owned by Mark LeDoux, our Chief Executive Officer and the Chairman of the Board, and his family and affiliates. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

Certain provisions in our Certificate of Incorporation, Bylaws and Delaware corporate law may discourage unsolicited proposals to acquire our business, even if the proposal would benefit our stockholders. Those provisions include one that authorizes our Board of Directors, without stockholder approval, to issue up to 500,000 shares of preferred stock having such rights, preferences, and privileges, including voting rights, as the Board of Directors designates. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Any or all of these provisions could delay, deter or prevent a takeover of our company and could limit the price investors are willing to pay for our common stock.

Our stock price could fluctuate significantly.

Stock prices in general have been historically volatile and ours is no different. The trading price of our stock may fluctuate in response to the following, as well as other, factors:

•	broad market fluctuations and general economic and/or political conditions;

•	fluctuations in our financial results;

•	relatively low trading volumes;

•	future offerings of our common stock or other securities;

•	the general condition of the nutritional supplement product industry;

•	increased competition;

•	regulatory action;

•	adverse publicity;

•	manipulative or illegal trading practices by third parties; and

•	product and other public announcements.

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

This table summarizes our facilities as of June 30, 2015. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date
San Marcos, CA USA	NAI corporate headquarters	29,500	Owned	N/A
Vista, CA USA(1),(3)	Manufacturing, warehousing, packaging and distribution	162,000	Leased	March 2024
Manno, Switzerland(2)	Manufacturing, warehousing, packaging and distribution	87,763	Leased	June 2019

(1)	This facility is used by NAI primarily for its private-label contract manufacturing segment.

(2)	This facility is used by NAIE, our wholly owned Swiss subsidiary, in connection with our private-label contract manufacturing segment.

(3)	We use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, product liability, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters will result in a material adverse effect on our business, consolidated financial condition, or results of operations. However, a settlement payment or unfavorable outcome could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes we do not expect.

As of September 18, 2015, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding.

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging infringement by Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement of its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ®-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent no. 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Separately, Woodbolt also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-exam the ’381 patent. On August 17, 2012, the USPTO accepted the request to re-exam the ’422 patent. On December 6, 2013, the USPTO rejected the claims of the ‘381 patent and issued a right of appeal notice. On January 6, 2014, NAI filed its notice of appeal. On January 13, 2015, the USPTO issued a notification of appeal hearing in the '381 reexamination, which took place on April 15, 2015, before the Patent Trial and Appeal Board (PTAB) at the USPTO. On July 17, 2015, the PTAB issued its decision affirming the USPTO's prior rejection of the '381 patent claims. On August 13, 2015, the Company filed a Request for Rehearing regarding the PTAB's decision. The request is currently pending. On August 8, 2014, the USPTO rejected the claims of the ‘422 patent and issued a right of appeal notice. On September 8, 2014, NAI filed its notice of appeal. The parties have filed briefs with the USPTO and the ‘422 reexamination is pending.

Although we believe the above litigation matters are supported by valid claims, there is no assurance NAI will prevail in these litigation matters or in similar proceedings it may initiate or that litigation expenses will be as anticipated

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2015 and 2014:

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$6.70	$4.95	$5.90	$4.37
Second Quarter	$6.63	$5.00	$6.35	$4.42
Third Quarter	$5.72	$5.02	$5.93	$4.90
Fourth Quarter	$5.88	$5.31	$5.98	$5.01

Holders

As of September 16, 2015, there were approximately 236 stockholders of record of our common stock. On that same date, the last sales price of our common stock as reported on Nasdaq was $5.91 per share.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend while such facility is in place.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2015, we did not sell or otherwise issue any unregistered securities.

Repurchases

During the quarter ended June 30, 2015, we repurchased 184,582 shares of our common stock at a total cost of $1.0 million (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of June 30, 2015) [2,3]
April 1, 2015 to April 30, 2015	55,592	$5.55	55,592
May 1, 2015 to May 31, 2015	72,123	$5.72	72,123
June 1, 2015 to June 30, 2015	56,867	$5.72	56,867	$1,518,000
Total	184,582		184,582	$1,518,000

1.	On June 3, 2011, we announced a plan to repurchase up to $2 million in shares of our common stock.

2.	On February 6, 2015, the Board of Directors authorized a $1 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3 million.

3.	On May 11, 2015, the Board of Directors authorized a $2 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $5 million.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2015:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Shares of Outstanding Restricted Stock	Weighted-Average Exercise Price of Outstanding Restricted Stock	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a) and (c))
	(a)	(b)	(c)	(d)	(e)
Equity compensation plans approved by stockholders	185,000	$6.74	204,134	N/A	541,241
Equity compensation plans not approved by stockholders	N/A	N/A	N/A	N/A	N/A
Total	185,000	$6.74	204,134	N/A	541,241

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2015 and 2014 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

During fiscal 2015, our net sales were 7.5% higher than in fiscal 2014. Private-label contract manufacturing sales increased 3.5% due primarily to the sale of higher volumes of existing products to existing customers and new product sales to new customers. Revenue concentration to our two largest private-label contract manufacturing customers as a percentage of our total private-label contract manufacturing sales increased to 59% in fiscal 2015 from 55% for fiscal 2014. We expect our contract manufacturing revenue concentration percentage for our two largest customers to decrease during fiscal 2016 with the anticipated addition of new customer sales and increased sales to other existing customers.

During fiscal 2015, CarnoSyn® beta-alanine royalty and licensing revenue increased 67.9% to $9.1 million as compared to $5.4 million for fiscal 2014. The increase in beta-alanine revenue was primarily due to the increase in raw material sales as a result of taking over the direct sale and distribution of beta-alanine raw materials effective April 1, 2015. We had raw material sales of beta-alanine totaling $4.4 million for fiscal 2015 and zero raw material sales during fiscal 2014.

During fiscal 2015, two new U.S. beta-alanine patents were issued to NAI.  This new intellectual property related to a broad range of beta-alanine method and composition claims which covered sustained release formulations for beta-alanine.  As of June 30, 2015, NAI possessed twenty-six beta-alanine patents and eight sustained release beta-alanine patents.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $1.6 million during fiscal 2015 and $2.2 million during fiscal 2014. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of this report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to maintain our patent rights, the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products declined 39.8% in fiscal 2015 as compared to fiscal 2014 due to our product line discontinuation efforts described above.

During fiscal 2016, we plan to continue our focus on:

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

In addition, we enter into arrangements that provide for milestone payments upon contractually stated events. Under the milestone method, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. Since March 2009, we have had an agreement with Compound Solutions, Inc. (CSI) to grant a license to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights to customers of CSI who purchase beta-alanine under the CarnoSyn® trade name from CSI. The most recent agreement additionally granted such a license to CSI. We received a fee from CSI that varied based on the quantity and source of beta-alanine sold by CSI. Our most recent agreement with CSI expired on March 31, 2015. We elected not to renew our agreement with CSI and, effective April 1, 2015, we began directly selling beta-alanine, and licensing the related patent and trademark rights, in order to take advantage of strategic opportunities, including opportunities to provide additional contract manufacturing services, and to increase our top-line revenue and profit profile.

We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $9.1 million during fiscal 2015 and $5.4 million during fiscal 2014. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $806,000 during fiscal 2015 and $722,000 during fiscal 2014.

Inventory Reserve

We operate primarily as a private-label contract manufacturer and build products based upon anticipated demand or following receipt of customer specific purchase orders. From time to time, we build inventory for private-label contract manufacturing customers under a specific purchase order with delivery dates that may subsequently be rescheduled or canceled at the customer’s request. We value inventory at the lower of cost or market on an item-by-item basis and establish reserves equal to all or a portion of the related inventory to reflect situations in which the cost of the inventory is not expected to be recovered. This requires us to make estimates regarding the market value of our inventory, including an assessment for excess and obsolete inventory. Once we establish an inventory reserve amount in a fiscal period, the reduced inventory value is maintained until the inventory is sold or otherwise disposed. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, the estimated time required to sell such inventory, the remaining shelf life and efficacy, the foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to its net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or other factors differ from expectations.

Accounting for Income Taxes

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2015 and June 30, 2014, we had not recorded any tax liabilities for uncertain tax positions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. During fiscal 2014, as a result of changes in California apportionment rules and the state nexus study which was completed during the 3rd quarter of fiscal 2014, we determined that $193,000 of the deferred tax asset for California net operating losses was not more likely than not to be realized.  As a result, we have established a valuation allowance on our net deferred tax assets for this amount. We did not record any adjustment to the deferred tax asset valuation allowance during fiscal 2015.

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

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2015, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. As of June 30, 2015, the notional amounts of our foreign exchange contracts were $27.1 million (EUR 23.8 million). These contracts will mature over the next 14 months.

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

Impairment of Assets

Our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the long-lived assets should be evaluated for possible impairment, we use an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. During fiscal 2015, we recorded an impairment loss of $417,000 related to manufacturing equipment and related tooling that was determined to be obsolete.

Results of Operations

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales (dollars in thousands).

	Fiscal Year Ended
	June 30, 2015		June 30, 2014		Increase (Decrease)
Private-label contract manufacturing	$69,670	88%	$67,339	91%	$2,331	3%
Patent and trademark licensing	9,140	11%	5,444	7%	3,696	68%
Branded products	698	1%	1,159	2%	(461)	(40)%
Total net sales	79,508	100%	73,942	100%	5,566	8%
Cost of goods sold	65,169	82%	61,204	83%	3,965	6%
Gross profit	14,339	18%	12,738	17%	1,601	13%
Selling, general & administrative expenses	10,180	13%	9,961	13%	219	2%
Income from operations	4,159	5%	2,777	4%	1,382	50%
Other expense, net	(148)	0%	109	0%	(257)	(236)%
Income before income taxes	4,307	5%	2,668	4%	1,639	61%
Provision for income taxes	961	1%	674	1%	287	42%
Net income	$3,346	4%	$1,994	3%	$1,352	68%

Fiscal 2015 Compared to Fiscal 2014

The percentage increase in private-label contract manufacturing net sales was primarily attributed to the following:

	Percentage Change in Net Sales
The Juice Plus+ Company	6.6%	(1)
Mannatech, Incorporated	(0.4%	)(2)
Other customers, net	(2.7%	)(3)
Total	3.5%

1

The increase in net sales to The Juice Plus+ Company for fiscal 2015 included an increase in international sales of 34.5% and an increase in domestic sales of 4.3%. The increase in international sales during fiscal 2015 is primarily due to increased consumer demand and higher average EUR exchange rates including the benefit of our hedging program. Additionally, the first nine months of fiscal 2014 included a customer driven inventory reduction program, which was not repeated in fiscal 2015. The domestic increase is primarily due to increased units shipped in fiscal 2015 as compared to fiscal 2014.

2	Net sales to Mannatech, Incorporated were flat compared with sales during the same period in fiscal 2014.

3	The decrease in net sales to other customers as compared to fiscal 2014 was primarily due to lower sales of existing products for other existing customers partially offset by sales to new customers.

Net sales from our patent and trademark licensing segment increased 68% during fiscal 2015. During fiscal 2015, patent and trademark licensing sales included $4.7 million of royalty income, $4.4 million in direct beta-alanine raw material sales, and zero license fees. During fiscal 2014, patent and trademark licensing sales included $5.1 million of royalty income, zero direct beta-alanine raw material sales, and $300,000 of license fees. The increase in beta-alanine raw material sales was a result of our decision to take over the direct sale and distribution of beta-alanine effective April 1, 2015. As part of this decision, we allowed our agreement with CSI to expire as of March 31, 2015, which also discontinued our royalty income stream. We began directly selling beta-alanine, and licensing the related patent and trademark rights, in order to take advantage of strategic opportunities, including opportunities to provide additional contract manufacturing services, and to increase our top-line revenue and profit profile.

Net sales from our branded products declined 40% in fiscal 2015 as compared to fiscal 2014 due to the discontinuation of our Pathway to Healing® product line. All termination activities related to the Pathway to Healing® product line were substantially complete by December 31, 2014.

Consolidated gross profit margin increased 0.8 percentage points during fiscal 2015 primarily due to the following:

	Percentage Change
Contract manufacturing:
Shift in sales mix and material cost	(1.3	)(1)
Overhead expenses	0.1	(1)
Incremental direct and indirect labor	0.6	(1)
Patent and trademark licensing	1.1	(2)
Branded products	0.3	(3)
Total	0.8

1

Private label contract manufacturing gross profit margin contribution decreased 0.6 percentage points in fiscal 2015 as compared to fiscal 2014. The decrease in gross profit as a percentage of sales in fiscal 2015 was primarily due to higher material costs as a percentage of sales.

2

During fiscal 2015, patent and trademark licensing gross profit margin contribution increased 1.1 percentage points due to patent and trademark revenue representing a higher percentage of net sales year over year. In addition, we took over the raw material sale and distribution activities for beta-alanine in the fourth quarter of fiscal 2015, which resulted in additional profit contribution per sales dollar.

3

Branded products gross profit margin contribution as a percentage of consolidated net sales increased 0.3 percentage points during fiscal 2015 due primarily to the reversal of $190,000 of inventory reserves due to favorable results of our product line discontinuation program, which resulted in a better than expected sell through of our remaining inventory.

Selling, general and administrative expenses increased $219,000, or 2.2% during fiscal 2015 as compared to fiscal 2014. This increase was primarily due to increased employee compensation costs partially offset by reduced litigation expense, the resolution of multiple law suits in late fiscal 2014, reduced activity on the remaining pending litigation, and reduced costs associated with our branded products segment as a result of the discontinuation of all related activities as of December 31, 2014.

Other income, net increased $257,000 during fiscal 2015 as compared to fiscal 2014. The increase for fiscal 2015 is due primarily to favorable foreign currency exchange activity partially offset by other tax expenses.

Our income tax expense increased $287,000 during fiscal 2015 as compared to fiscal 2014. The increase is primarily due to increased pre-tax income partially offset by a lower effective tax rate. The effective tax rate was lower primarily due to increased foreign earnings, which are taxed at a lower rate and lower domestic taxes as a result of the state tax strategies implemented during the third quarter of fiscal 2014.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $2.7 million in fiscal 2015 compared to net cash provided by operating activities of $5.3 million in fiscal 2014.

Net income increased by $1.4 million to $3.3 million during fiscal 2015 as compared to net income of $2.0 million in the prior fiscal year. At June 30, 2015, changes in accounts receivable, consisting primarily of amounts due from our private-label contract manufacturing customers and our patent and trademark raw material sales activities, used $3.1 million in cash compared to using $268,000 in fiscal 2014. The increase in cash used by accounts receivable during fiscal 2015 was primarily due to increased amounts due associated with our patent and trade mark business as a result of taking over the direct distribution and sale of beta-alanine raw material along with timing of sales year over year. The average number of days our accounts receivable were outstanding was 38 days during fiscal 2015, as compared to 33 days for fiscal 2014.

Decreases in inventory provided $276,000 in cash during fiscal 2015 compared to using $2.8 million in fiscal 2014. The change in cash activity from inventory during fiscal 2015 was primarily related to the timing of inventory shipments and receipts, and normalized inventory purchase activity related to our private label contract manufacturing business during the fiscal 2015 as compared to a build-up of inventory for new customer product launches during fiscal 2014. These decreases were partially offset by inventory purchases during the fourth quarter of fiscal 2015 related to taking over the direct sales and distribution activities associated with our patent and trademark business.

Approximately $818,000 of our operating cash flow was generated by NAIE in fiscal 2015. As of June 30, 2015, NAIE’s undistributed retained earnings of $15.1 million were considered indefinitely reinvested.

Cash used in investing activities in fiscal 2015 was $1.6 million compared to $2.5 million in fiscal 2014. Capital expenditures were $1.7 million during fiscal 2015 compared to $2.7 million in fiscal 2014. Capital expenditures during fiscal 2015 and fiscal 2014 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities.

At June 30, 2015 and June 30, 2014, on a consolidated basis, we had no outstanding debt balances.

On December 22, 2014, we executed a new Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement replaces the previous credit facility between NAI and the lender. The Credit Agreement is on substantially similar terms as the previous credit facility. The Credit Agreement provides NAI with a line of credit of up to $5,000,000. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit, NAI paid the lender a commitment fee of $10,000. There are no amounts currently drawn under the line of credit.

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until November 1, 2016, and with Bank of America, N.A. in effect until August 15, 2016.

On June 30, 2015, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $171,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $535,000. As of June 30, 2015, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,070), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of June 30, 2015, we had $18.6 million in cash and cash equivalents and $5.5 million available under our credit facilities. Of these amounts, $8.2 million of cash and cash equivalents and $535,000 of the amount available under our credit facilities were held by NAIE. Our intent is to permanently reinvest all of our earnings from foreign operations, and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund our U.S. operations, we may be required to accrue and pay additional U.S. taxes to repatriate any such funds. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2014 and 2015, we did not experience any significant increases in product raw material or operational costs due to inflationary factors. We currently believe increasing raw material and product cost pricing pressures will exist throughout fiscal 2016 as a result of limited supplies of various ingredients, including beta-alanine, and the effects of higher labor and transportation costs. We do not believe current inflation rates will have a material impact on our future operations or profitability.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheet of Natural Alternatives International, Inc. (the “Company”) as of June 30, 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Alternatives International, Inc. as of June 30, 2015, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

San Diego, California

September 18, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheet of Natural Alternatives International, Inc. as of June 30, 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Alternatives International, Inc. at June 30, 2014, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

September 25, 2014

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$18,551	$19,512
Accounts receivable – less allowance for doubtful accounts of $20 at June 30, 2015 and $94 at June 30, 2014	9,895	6,835
Inventories, net	12,564	12,840
Deferred income taxes	367	344
Income tax receivable	316	228
Prepaids and other current assets	1,907	1,144
Total current assets	43,600	40,903
Property and equipment, net	7,633	8,811
Deferred income taxes	1,663	1,593
Other noncurrent assets, net	920	951
Total assets	$53,816	$52,258
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,647	$6,418
Accrued liabilities	2,495	1,565
Accrued compensation and employee benefits	1,462	1,238
Income taxes payable	489	379
Total current liabilities	9,093	9,600
Long-term pension liability	439	183
Deferred rent	403	37
Other noncurrent liabilities, net	21	—
Total liabilities	9,956	9,820

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2015 and June 30, 2014, issued and outstanding (net of treasury shares) 6,743,093 at June 30, 2015 and 6,997,754 at June 30, 2014	75	74
Additional paid-in capital	20,258	19,865
Accumulated other comprehensive loss	(766)	(469)
Retained earnings	29,007	25,661
Treasury stock, at cost, 875,584 shares at June 30, 2015 and 515,923 at June 30, 2014	(4,714)	(2,693)
Total stockholders’ equity	43,860	42,438
Total liabilities and stockholders’ equity	$53,816	$52,258

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2015	2014
Net sales	$79,508	$73,942
Cost of goods sold	65,169	61,204
Gross profit	14,339	12,738
Selling, general and administrative expenses	10,180	9,961
Income from operations	4,159	2,777
Other income (expense):
Interest income	36	34
Interest expense	(12)	(11)
Foreign exchange gain (loss)	127	(29)
Other, net	(3)	(103)
	148	(109)
Income before income taxes	4,307	2,668
Provision for income taxes	961	674
Net income	$3,346	$1,994
Change in minimum pension liability, net of tax	(141)	(20)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	(156)	(19)
Comprehensive income	$3,049	$1,955
Net income per common share:
Basic	$0.50	$0.29
Diluted	$0.49	$0.29
Weighted average common shares outstanding:
Basic	6,753,239	6,820,466
Diluted	6,806,385	6,864,216

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
Balance, June 30, 2013	7,408,677	$73	$19,662	$23,667	494,122	$(2,633)	$(430)	$40,339
Issuance of common stock for restricted stock grants	105,000	1	(1)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	235	—	—	—	—	235
Repurchase of common stock	—	—	—	—	21,801	(60)	—	(60)
Tax effect of stock compensation	—	—	(31)	—	—	—	—	(31)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(20)	(20)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(19)	(19)
Net income	—	—	—	1,994	—	—	—	1,994
Balance, June 30, 2014	7,513,677	74	19,865	25,661	515,923	(2,693)	(469)	42,438
Issuance of common stock for restricted stock grants	105,000	1	(1)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	390	—	—	—	—	390
Repurchase of common stock	—	—	—	—	359,661	(2,021)	—	(2,021)
Tax effect of stock compensation	—	—	4	—	—	—	—	4
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(141)	(141)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(156)	(156)
Net income	—	—	—	3,346	—	—	—	3,346
Balance, June 30, 2015	7,618,677	$75	$20,258	$29,007	875,584	$(4,714)	$(766)	$43,860

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(in thousands)

	2015	2014
Cash flows from operating activities
Net income	$3,346	$1,994
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts receivable	7	38
Depreciation and amortization	2,431	2,905
Non-cash equipment impairment charge	417	—
Deferred income taxes	(93)	199
Non-cash compensation	390	235
Pension expense	31	70
Gain on disposal of assets	(62)	(23)
Changes in operating assets and liabilities:
Accounts receivable	(3,067)	(268)
Inventories	276	(2,805)
Prepaids and other assets	(875)	(329)
Accounts payable and accrued liabilities	(520)	3,112
Income taxes	173	(212)
Accrued compensation and employee benefits	224	431
Net cash provided by operating activities	2,678	5,347
Cash flows from investing activities
Purchases of property and equipment	(1,708)	(2,679)
Proceeds from sale of property and equipment	90	207
Net cash used in investing activities	(1,618)	(2,472)
Cash flows from financing activities
Issuance of common stock	—	—
Repurchase of common stock	(2,021)	(60)
Net cash used in financing activities	(2,021)	(60)
Net (decrease) increase in cash and cash equivalents	(961)	2,815
Cash and cash equivalents at beginning of year	19,512	16,697
Cash and cash equivalents at end of year	$18,551	$19,512
Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$888	$718
Interest	$10	$13
Disclosure of non-cash activities:
Change in minimum pension liability, net of tax	$141	$20
Change in unrealized gain resulting from change in fair value of derivative instruments, net of tax	$156	$19
Fixed assets in accounts payable	$14	$41

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Summary of Significant Accounting Policies

Organization

We provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also seek to commercialize our patent and trademark estate related to the ingredient known as beta-alanine through direct raw material sales and various license and similar arrangements.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 will require the recognition of revenue at the amount an entity expects to be entitled when products are transferred to customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period.  We are currently evaluating the impact this guidance will have on our consolidated financial condition, results of operations, cash flows and disclosures and are currently unable to estimate the impact of adopting this guidance.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. The new standard is effective for our fiscal years and interim periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2015-11 on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965) (ASU 2015-12): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient. This update reduces complexity in employee benefit plan accounting, which is consistent with the FASB's Simplification initiative. Part I: Fully Benefit-Responsive Investment Contracts. Topics 962 and 965 on employee benefit plan accounting require fully benefit-responsive investment contracts to be measured at contract value. Those Topics also require an adjustment to reconcile contract value to fair value, when these measures differ, on the face of the plan financial statements. The amendments in Part I of this update designate contract value as the only required measure for fully benefit-responsive investment contracts, which maintains the relevant information while reducing the cost and complexity of reporting for fully benefit-responsive investment contracts. Part II: Plan Investment Disclosures. As new disclosure requirements have been issued or amended, employee benefit plan financial statements have been affected. Specifically, the interaction between Topic 820, Fair Value Measurement, and Topics 960, 962, and 965 on employee benefit plan accounting sometimes requires aggregation, or organization of similar investment information, in multiple ways. The objective of Part II of this update is to simplify and make more effective the investment disclosure requirements under Topic 820 and under Topics 960, 962, and 965 for employee benefit plans. Part III: Measurement Date Practical Expedient. The objective of Part III of this update is to reduce complexity in employee benefit plan accounting by providing a practical expedient that permits plans to measure investments and investment-related accounts as of a month-end date that is closest to the plan's fiscal year-end, when the fiscal period does not coincide with month-end. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF–15C—Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965), which has been deleted. The amendments are effective for fiscal years beginning after December 15, 2015. Earlier application is permitted. The adoption of this pronouncement is not expected to have a material effect on our financial position or results of operations.

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

As of June 30, 2015 and June 30, 2014, we did not have any financial assets or liabilities classified as Level 1, except for assets and liabilities related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of June 30, 2015 was a net asset of $474,000 and the value as of June 30, 2014 was a net liability of $24,000. The fair values were determined based on obtaining pricing from our bank and corroborating those values with a third party bank. As of June 30, 2015 and June 30, 2014, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between any levels during fiscal 2015.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2015, we recorded an impairment loss of $417,000 related to manufacturing equipment and related tooling that was determined to be obsolete. We did not recognize any impairment losses during fiscal 2014.

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

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2015, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. As of June 30, 2015, the notional amounts of our foreign exchange contracts were $27.1 million (EUR 23.8 million). These contracts will mature over the next 14 months.

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

In addition, we enter into arrangements that provide for milestone payments upon contractually stated events. Under the milestone method, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the entity.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. Since March 2009, we have had an agreement with Compound Solutions, Inc. (CSI) to grant a license to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights to customers of CSI who purchase beta-alanine under the CarnoSyn® trade name from CSI. The most recent agreement additionally granted such a license to CSI. We received a fee from CSI that varied based on the quantity and source of beta-alanine sold by CSI. Our most recent agreement with CSI expired on March 31, 2015. We elected not to renew our agreement with CSI and, effective April 1, 2015, we began directly selling beta-alanine, and licensing the related patent and trademark rights, in order to take advantage of strategic opportunities, including opportunities to provide additional contract manufacturing services, and to increase our top-line revenue and profit profile.

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

We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $9.1 million during fiscal 2015 and $5.4 million during fiscal 2014. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $806,000 during fiscal 2015 and $722,000 during fiscal 2014.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $1.1 million for 2015 and $1.0 million for 2014. These costs were included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $69,000 during the fiscal year ended June 30, 2015 and $131,000 during fiscal 2014. These costs were included in selling, general and administrative expenses.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2015 and June 30, 2014, we had not recorded any tax liabilities for uncertain tax positions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. During fiscal 2014, as a result of changes in California apportionment rules and the state nexus study which was completed during the 3rd quarter of fiscal 2014, we determined that $193,000 of the deferred tax asset for California net operating losses was not more likely than not to be realized.  As a result, we have established a valuation allowance on our net deferred tax assets for this amount. We did not record any adjustment to the net deferred tax asset valuation allowance during fiscal 2015.

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

The Company did not grant any options during fiscal 2015 or 2014.

We did not have any options exercised during fiscal 2015 or fiscal 2014. All remaining outstanding stock options are fully vested and all related compensation cost was fully recognized at June 30, 2014. No options vested during the fiscal year ended June 30, 2015. The total fair value of options vested during the fiscal year ended June 30, 2014 was $121,000.

During fiscal 2013 we granted a total of 98,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. These restricted shares partially vested, and the remainder will continue to vest over three years and the unvested portion of these shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. During the three months ended September 30, 2013, 10,000 of these shares were forfeited due to the termination of employment of one of the grantees. On March 7, 2014 we granted 105,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. On March 19, 2015 we granted an additional 105,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. These restricted stock grants have partially vested and the remainder will vest over three years from the date of grant and the unvested shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. There were 93,866 vested restricted stock shares as of June 30, 2015 and there were 29,720 vested restricted stock shares as of June 30, 2014. The total remaining unrecognized compensation cost related to unvested restricted stock shares amounted to $945,000 at June 30, 2015 and the weighted average remaining requisite service period of unvested restricted stock shares was 2.0 years. The weighted average fair value of restricted stock shares granted during fiscal 2015 was $5.51. The weighted average fair value of restricted stock shares granted during fiscal 2014 was $5.56.

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

	For the Years Ended June 30,
	2015	2014
Numerator
Net income	$3,346	$1,994
Denominator
Basic weighted average common shares outstanding	6,753	6,820
Dilutive effect of stock options and restricted stock shares	53	44
Diluted weighted average common shares outstanding	6,806	6,864
Basic net income per common share	$0.50	$0.29
Diluted net income per common share	$0.49	$0.29

Shares related to 151,000 stock options for the fiscal year ended June 30, 2015 and 268,000 for fiscal 2014, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our two largest customers, whose receivable balances collectively represented 28.5% of gross accounts receivable at June 30, 2015 and 26.9% at June 30, 2014. Additionally, amounts due related to our beta-alanine raw material sales were 26.0% of gross accounts receivable at June 30, 2015 and royalty amounts due from CSI were 23.6% of gross accounts receivable at June 30, 2014. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2015	2014
Raw materials	$9,744	$9,764
Work in progress	1,552	2,176
Finished goods	1,603	1,621
Reserve	(335)	(721)
	$12,564	$12,840

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years			2015	2014
Land		NA		$393	$393
Building and building improvements	7	–	39	2,793	2,793
Machinery and equipment	3	–	12	26,444	26,772
Office equipment and furniture	3	–	5	3,168	3,189
Vehicles		3		209	209
Leasehold improvements	1	–	15	11,244	10,949
Total property and equipment				44,251	44,305
Less: accumulated depreciation and amortization				(36,618)	(35,494)
Property and equipment, net				$7,633	$8,811

D. Other comprehensive loss

      Other comprehensive (loss) income consisted of the following at June 30 (dollars in thousands):

	Year Ended June 30, 2015
	Defined Benefit Pension Plan	Unrealized Losses on Cash Flow Hedges	Total

Balance as of June 30, 2014	$(502)	$33	$(469)

Other comprehensive loss before reclassifications	(176)	2,228	2,052
Amounts reclassified from OCI	(49)	(2,461)	(2,510)

Tax effect of OCI activity	84	77	161
Other comprehensive loss	(141)	(156)	(297)
Balance as of June 30, 2015	$(643)	$(123)	$(766)

	Year Ended June 30, 2014
	Defined Benefit Pension Plan	Unrealized Losses on Cash Flow Hedges	Total

Balance as of June 30, 2013	$(482)	$52	$(430)

Other comprehensive loss before reclassifications	31	(488)	(457)
Amounts reclassified from OCI	(10)	454	444

Tax effect of OCI activity	(41)	15	(26)
Other comprehensive loss	(20)	(19)	(39)
Balance as of June 30, 2014	$(502)	$33	$(469)

E. Debt

On December 22, 2014, we executed a new Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement replaces the previous credit facility between NAI and the lender. The Credit Agreement is on substantially similar terms as the previous credit facility. The Credit Agreement provides NAI with a line of credit of up to $5,000,000. The line of credit may be used to finance working capital requirements. In consideration for granting the line of credit, NAI paid the lender a commitment fee of $10,000. There are no amounts currently drawn under the line of credit.

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo Bank, N.A. in effect until November 1, 2016, and with Bank of America, N.A. in effect until August 15, 2016.

On June 30, 2015, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.4 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $171,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $535,000. As of June 30, 2015, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,070), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the year ended June 30, 2015. As of June 30, 2015, we had $5.5 million available under our credit facilities.

F. Income Taxes

During fiscal 2014 we recognized certain discrete items as part of our income tax calculations. These discrete items included (1) an expense to adjust the state deferred tax assets as a result of a change in the estimated state tax rate, (2) an expense to establish a valuation allowance on a portion of the deferred tax asset for the California net operating loss, (3) a net benefit of state taxes as a result of adjusting California apportionment and filing in other states for prior years, and (4) a true-up of the R&D credit claimed on the federal income tax return filed in fiscal 2014.  We did not have any such discrete items in fiscal 2015.

In addition, during fiscal 2014, as a result of changes in California apportionment rules and the state nexus study which was completed during the year, we determined that $193,000 of the deferred tax asset for California net operating losses was not more likely than not to be realized.  As a result, we have established a valuation allowance on our net deferred tax assets for this amount. We did not make any adjustment to our deferred tax asset valuation in fiscal 2015.

The provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2015	2014
Current:
Federal	$396	$559
State	41	(370)
Foreign	450	343
	887	532

Deferred:
Federal	125	(264)
State	(51)	213
Valuation allowance	—	193
	74	142
Provision for income taxes	$961	$674

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$3	$28
Accrued vacation expense	106	101
Tax credit carry forward	88	51
Allowance for inventories	74	234
Stock-based compensation	130	157
Pension liability	322	238
Other, net	210	106
Deferred rent	143	13
Accumulated depreciation and amortization	897	911
Net operating loss carry forward	439	458
Total gross deferred tax assets	2,412	2,297
Deferred tax liabilities:
Prepaid expenses	(189)	(157)
Other	—	(10)
Deferred tax liabilities	(189)	(167)
Valuation allowance	(193)	(193)
Net deferred tax assets	$2,030	$1,937

At June 30, 2015, we had state tax net operating loss carry forwards of approximately $7.5 million. Under California tax law, net operating loss deductions were suspended for tax years beginning in 2008, 2009, 2010 and 2011 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. Our state tax loss carry forwards will begin to expire in fiscal 2022, unless used before their expiration.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2015 and June 30, 2014.

NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 17.0%. NAIE had net income of $2.2 million for the fiscal year ended June 30, 2015. Undistributed earnings of NAIE amounted to approximately $15.1 million at June 30, 2015. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal taxes has been provided thereon.

A reconciliation of income tax provision computed by applying the statutory federal income tax rate of 34% to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2015	2014
Income taxes computed at statutory federal income tax rate	$1,463	$913
State income taxes, net of federal income tax expense	7	(35)
Expenses not deductible for tax purposes	13	19
Foreign tax rate differential	(451)	(297)
Return to provision – differences	—	(41)
Adjust state deferred due to change in apportionment	(25)	195
State tax planning – net savings	—	(239)
Change in valuation allowance	—	193
Other, net	(46)	(34)
Income tax provision as reported	$961	$674
Effective tax rate	22.3%	25.1%

G. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. Effective January 1, 2004, the plan was amended to require that we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. Effective January 1, 2009, we elected to temporarily discontinue the company match program. The match program was reinstated effective July 15, 2011. The total contributions under the plan charged to income from operations totaled $225,000 for fiscal 2015 and $184,000 for fiscal 2014.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to operating income for these benefits totaled $1.1 million for the fiscal year ended June 30, 2015 and $956,000 for fiscal 2014.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,901	$1,796
Interest cost	80	80
Actuarial loss	144	165
Benefits paid	(45)	(140)
Benefit obligation at end of year	$2,080	$1,901

Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,719	$1,662
Actual return on plan assets	(5)	226
Benefits paid	(45)	(140)
Plan expenses	(27)	(29)
Fair value of plan assets at end of year	$1,642	$1,719

Reconciliation of Funded Status:
Difference between benefit obligation and fair value of plan assets	$(438)	$(182)
Unrecognized net actuarial loss in accumulated other comprehensive income	904	679
Net amount recognized	$466	$497

Projected benefit obligation	$2,080	$1,901
Accumulated benefit obligation	$2,080	$1,901
Fair value of plan assets	$1,642	$1,719

The weighted-average discount rate used for determining the projected benefit obligations for the defined benefit pension plan was 4.4% during the year ended June 30, 2015 and 4.3% for the year ended June 30, 2014.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2015	2014
Interest cost	$80	$80
Expected return on plan assets	(115)	(105)
Recognized actuarial loss	46	46
Settlement loss	20	49
Net periodic benefit expense	$31	$70

We did not make any contributions to our defined benefit pension plan in fiscal 2015 and do not expect to make any contributions in fiscal 2016.

The following is a summary of changes in plan assets and benefit obligations recognized in other comprehensive income (in thousands):

	2015	2014
Net loss	$265	$45
Settlement loss	(20)	(50)
Amortization of net loss	(47)	(46)
Plan expenses	27	29
Total recognized in other comprehensive income (loss)	$225	$(22)

Total recognized in net periodic benefit cost and other comprehensive income	$256	$48

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $46,000. We do not have any transition obligations or prior service costs recorded in accumulated other comprehensive income.

The following benefit payments are expected to be paid (in thousands):

2016	$22
2017	53
2018	74
2019	113
2020	124
2021-2025	673
$1,059

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2015	2014
Discount rate	4.33%	4.80%
Expected long-term rate of return	7.00%	7.00%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2015	2014	Target Allocation
Equity securities	53%	49%	49%
Debt securities	45%	45%	46%
Commodities	—	—	2%
Cash and money market funds	2%	6%	3%
	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2015 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$37	$37	$—	$—
Equity securities(1)	$872	$872	$—	$—
Debt securities(2)	$733	$733	$—	$—
Total	$1,642	$1,642	$—	$—

(1)	This category is comprised of publicly traded funds, of which 76% are large-cap funds, 13% are emerging markets equity funds, and 11% are international equity funds.
(2)

This category is comprised of publicly traded funds, of which 32% are short-term fixed income funds, 14% are high-yield fixed income funds, 38% are intermediate fixed income funds, 12% are REITs and MLPs funds, and 4% are international/emerging markets funds.

H. Stockholders’ Equity

Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. On February 6, 2015, the Board of Directors authorized a $1.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3.0 million. On May 11, 2015, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $5.0 million. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. For the year ended June 30, 2014, we purchased 5,100 shares at a weighted average cost of $4.55 per share and a total cost of $23,000, including commissions and fees. During the twelve months ended June 30, 2015, we purchased 342,121 shares at a weighted average cost of $5.63 per share and a total cost of $1.9 million including commissions and fees.

During fiscal 2015 we acquired 17,540 shares from employees in connection with restricted stock shares that vested during the year and during fiscal 2014 we acquired 6,701 shares in connection with restricted stock shares that vested during that year. These shares were returned to the Company by the related employees and in return the Company paid each employee’s required tax withholding. The valuation of the shares acquired and thereby the amount of shares returned to the Company was calculated based on the closing share price on the date the shares vested.

Stock Option Plans

On December 6, 1999, our stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”). The 1999 Plan was terminated effective as of November 30, 2009.

Effective as of October 15, 2009, our Board of Directors approved an omnibus incentive plan (the “2009 Plan”). The 2009 Plan was approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. As of June 30, 2015, a total of 1.0 million shares of common stock were reserved under the 2009 Plan for issuance to our employees, non-employee directors and consultants.

Stock option activity for the year ended June 30, 2015 was as follows:

	1999 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	10,000	$10.19
Exercised	—	—
Forfeited	(10,000)	$10.19
Granted	—	$—
Outstanding at June 30, 2015	—	$—	—	$—
Vested and exercisable at June 30, 2015	—	$—	—	$—
Available for grant at June 30, 2015	—

	2009 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	190,019	$6.76
Exercised	—	$—
Forfeited	(5,019)	$7.50
Granted	—	$—
Outstanding at June 30, 2015	185,000	$6.74	4.41	$86,000
Vested and exercisable at June 30, 2015	185,000	$6.74	4.41	$86,000

Restricted stock activity for the year ended June 30, 2015 was as follows (2009 Plan):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2014	163,280	$5.28
Granted	105,000	$5.51
Vested	(64,146)	$5.20
Forfeited	—	$—
Nonvested at June 30, 2015	204,134	$5.42

As of June 30, 2015, there were 541,241 shares available for grant under the 2009 Plan.

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

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2015 (in thousands):

	2016	2017	2018	2019	2020	There- after	Total
Gross minimum rental commitments	$2,859	$2,783	$2,815	$2,848	$1,394	$5,543	$18,242

Rental expense totaled $3.0 million for the fiscal year ended June 30, 2015 and $2.3 million for fiscal 2014.

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

	2015			2014
	Net Sales by Customer		% of Total Net Sales	Net Sales by Customer		% of Total Net Sales
Customer 1	$29,724		43%	$25,252		38%
Customer 2	11,018		16%	11,256		17%
Customer 3	8,090		12%	(a	)	(a )
Customer 3	(a	)	(a )	10,960		16%
	$48,832		71%	$47,468		71%

(a)	Sales were less than 10% of the respective period’s total private label contract manufacturing net sales

Accounts receivable from these customers totaled $4.6 million at June 30, 2015 and $3.1 million at June 30, 2014.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. During fiscal 2015 and 2014, we did not have any suppliers that individually represented greater than 10% of our raw material purchases.

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

During the year ended June 30, 2015 and prior, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. These contracts are expected to be settled through August 2016. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (OCI) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the year ended June 30, 2015, we did not have any losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of June 30, 2015, the notional amounts of our foreign exchange contracts were $27.1 million (EUR 23.7 million). As of June 30, 2015, a net loss of approximately $191,000, offset by $68,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. As of June 30, 2014, a net gain of approximately $28,000, offset by $10,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $168,000 of the gross loss, as of June 30, 2015, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of June 30, 2015, $528,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $45,000 was classified in accrued liabilities, and $9,000 was classified in other noncurrent liabilities, net in our Consolidated Balance Sheets. During the year ended June 30, 2015, we recognized $2.2 million of gains in OCI and reclassified $2.4 million of gains from OCI to revenue. During the year ended June 30, 2014, we recognized $508,000 of losses in OCI and reclassified $474,000 of losses from OCI to revenue.

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

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging infringement by Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ®-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent no. 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Woodbolt has also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-examine the ’381 patent. On August 17, 2012, the USPTO accepted the request to re-exam the ’422 patent. On December 6, 2013, the USPTO rejected the claims of the ‘381 patent and issued a right of appeal notice. On January 6, 2014, the Company filed its notice of appeal. On January 13, 2015, the USPTO issued a notification of appeal hearing in the '381 reexamination, which took place on April 15, 2015, before the Patent Trial and Appeal Board (PTAB) at the USPTO. On July 17, 2015, the PTAB issued its decision affirming the USPTO's prior rejection of the '381 patent claims. On August 13, 2015, the Company filed a Request for Rehearing regarding the PTAB's decision. The request is currently pending. On August 8, 2014, the USPTO rejected the claims of the ‘422 patent and issued a right of appeal notice. On September 8, 2014, NAI filed its notice of appeal. The parties have filed briefs with the USPTO and the ‘422 reexamination is pending.

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

M. Segment Information

Our business consists of three segments for financial reporting purposes. The three segments are identified as (i) private label contract manufacturing, which primarily relates to the provision of private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnosSyn® trade name, and (iii) branded products, which relates to the marketing and distribution of our branded nutritional supplements and consists primarily of the products sold under our Pathway to Healing® product line.

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

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2015	2014
Net Sales
Private-label contract manufacturing	$69,670	$67,339
Patent and trademark licensing	9,140	5,444
Branded products	698	1,159
	$79,508	$73,942

	2015	2014
Operating Income
Private-label contract manufacturing	$5,172	$5,559
Patent and trademark licensing	3,811	2,281
Branded products	248	(235)
Income from operations of reportable segments	9,231	7,605
Corporate expenses not allocated to segments	(5,072)	(4,828)
	$4,159	$2,777

	2015	2014
Total Assets
Private-label contract manufacturing	$50,313	$50,424
Patent and trademark licensing	3,503	1,632
Branded products	—	202
	$53,816	$52,258

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Australia, South Africa and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2015	2014
United States	$43,671	$38,729
Markets outside the United States	35,837	35,213
Total net sales	$79,508	$73,942

Products manufactured by NAIE accounted for 74% of net sales in markets outside the U.S. in fiscal 2015 and 57% in fiscal 2014. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2015 and 2014.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

2015	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$5,525	$34,988	$1,071
Europe	2,108	18,828	637
	$7,633	$53,816	$1,708

2014	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$6,648	$36,618	$2,297
Europe	2,163	15,640	382
	$8,811	$52,258	$2,679

N. Subsequent Events

On July 30, 2015, we entered into a purchase and sale agreement for the sale of our domestic corporate headquarters in San Marcos, CA. This proposed sale is as of the result of an unsolicited offer for the purchase of our building and we are currently in a 150-day escrow that includes significant contingencies to the completion of the sale. As a result of these contingencies, it is premature to estimate the final sales price or expected gain or loss that will result from the completion of this sales transaction.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2015. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2015 based on the criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information called for under Items 10- 14 of this Part III will be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 4, 2015, to be filed on or before October 28, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2015 and 2014;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2015 and 2014;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2015 and 2014;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2015 and 2014; and

•	Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.13 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7

Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)

Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.8	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.9	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.10	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.11	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.12	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.13	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.14	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.15	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.16	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.17	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.18	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.19	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.20	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.21	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010

10.22	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 1, 2010	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010

10.23	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011

10.24	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 28, 2011	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.25	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 28, 2011 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.26	First Amendment to Manufacturing Agreement by and between NSA, Inc. and NAI effective as of April 1, 2012	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.27	First Amendment to Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE effective as of April 1, 2005.	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.28	Second Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 7, 2012	Exhibit 10.38 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013

10.29	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated December 7, 2012 in the amount of $5,000,000	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013

10.30	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013

10.31	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2013*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013

10.32	Second amendment to the Amended and Restated Employment Agreement, by and between and Kenneth E. Wolf, effective July 1, 2013*	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013

10.33	Third Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 1, 2013	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 filed with the commission on February 12, 2014.

10.34	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 1, 2013 in the amount of $5,000,000	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 filed with the commission on February 12, 2014.

10.35	Third amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 7, 2014*	Exhibit 10.35 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.

10.36	Third amendment to the Amended and Restated Employment Agreement, by and between and Kenneth E. Wolf, effective July 7, 2014*	Exhibit 10.36 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.

10.37	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of April 1, 2014	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.

10.38	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini effective July 1, 2014 (English translation)	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Former Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 18, 2015

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and	September 18, 2015
(Mark A. LeDoux)	Chairman of the Board of Directors (principal executive officer)

/s/ Ken Wolf	Chief Financial Officer	September 18, 2015
(Ken Wolf)	(principal financial officer and principal accounting officer)

/s/ Joe E. Davis	Director	September 18, 2015
(Joe E. Davis)

/s/ Alan G. Dunn	Director	September 18, 2015
(Alan G. Dunn)

/s/ Alan J. Lane	Director	September 18, 2015
(Alan J. Lane)

/s/ Lee G. Weldon	Director	September 18, 2015
(Lee G. Weldon)