Form 10-Q
period 2015-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2015-11-12
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

[_] Yes [X] No

As of November 5, 2015, 6,786,686 shares of NAI's common stock were outstanding, net of 906,991 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to directly sell beta-alanine;

•	our ability to maintain or increase our patent and trademark licensing revenues;

•	our ability to develop relationships with new customers and maintain or improve existing customer relationships;

•	our ability to protect our intellectual property;

•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;

•	our ability to improve operation efficiencies, manage costs and business risks and improve or maintain profitability;

•	the costs associated with defending and resolving potential new claims, even if such claims are without merit;

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2015	June 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,440	$18,551
Accounts receivable - less allowance for doubtful accounts of $16 at September 30, 2015 and $20 at June 30, 2015	9,367	9,895
Inventories, net	18,786	12,564
Deferred income taxes	367	367
Income tax receivable	72	316
Prepaids and other current assets	2,046	1,907

Total current assets	47,078	43,600

Property and equipment, net	7,044	7,633
Deferred income taxes	1,663	1,663
Other noncurrent assets, net	889	920

Total assets	$56,674	$53,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,644	$4,647
Accrued liabilities	2,847	2,495
Accrued compensation and employee benefits	1,250	1,462
Income taxes payable	1,006	489

Total current liabilities	10,747	9,093
Other noncurrent liabilities, net	452	460
Deferred rent	425	403

Total liabilities	11,624	9,956

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,713,831 at September 30, 2015 and 6,743,093 at June 30, 2015	75	75
Additional paid-in capital	20,363	20,258
Accumulated other comprehensive (loss)	(722)	(766)
Retained earnings	30,220	29,007
Treasury stock, at cost, 904,846 shares at September 30, 2015 and 875,584 June 30, 2015	(4,886)	(4,714)

Total stockholders’ equity	45,050	43,860

Total liabilities and stockholders’ equity	$56,674	$53,816

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net sales	$21,585	$18,695
Cost of goods sold	16,852	15,898
Gross profit	4,733	2,797

Selling, general & administrative expenses	3,005	2,228

Income from operations	1,728	569

Other income:
Interest income	31	8
Interest expense	(1)	(3)
Foreign exchange gain	(8)	96
Other, net	(8)	(9)
Total other income	14	92

Income before income taxes	1,742	661
Provision for income taxes	529	174
Net income	$1,213	$487

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	44	720

Comprehensive income	$1,257	$1,207

Net income per common share:
Basic	$0.19	$0.07

Diluted	$0.18	$0.07

Weighted average common shares outstanding:
Basic	6,520,667	6,835,691

Diluted	6,695,319	6,873,951

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net Income	$1,213	$487
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	478	599
Non-cash compensation	130	83
Pension expense	13	12
(Gain) loss on disposal of assets	(232)	6
Changes in operating assets and liabilities:
Accounts receivable, net	528	(1,058)
Inventories, net	(6,222)	(224)
Prepaids and other assets	(60)	(413)
Accounts payable and accrued liabilities	1,385	(2,296)
Income taxes	711	(47)
Accrued compensation and employee benefits	(212)	215
Net cash used in operating activities	(2,268)	(2,636)

Cash flows from investing activities
Purchases of property and equipment	(239)	(479)
Proceeds from sale of property and equipment	568	1
Net cash provided (used) by investing activities	329	(478)

Cash flows from financing activities
Repurchase of common stock	(172)	—
Net cash used by financing activities	(172)	—

Net decrease in cash and cash equivalents	(2,111)	(3,114)
Cash and cash equivalents at beginning of period	18,551	19,512
Cash and cash equivalents at end of period	$16,440	$16,398

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Taxes	$153	$165
Disclosure of non-cash activities:
Change in unrealized gain resulting from change in fair value of derivative instruments, net of tax	$44	$720

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (“2015 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2015 Annual Report unless otherwise noted below.

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

	Three Months Ended September 30,
	2015	2014
Numerator
Net income	$1,213	$487

Denominator
Basic weighted average common shares outstanding	6,521	6,836
Dilutive effect of stock options	174	38
Diluted weighted average common shares outstanding	6,695	6,874

Basic net income per common share	$0.19	$0.07

Diluted net income per common share	$0.18	$0.07

We excluded shares related to stock options totaling 100,000 for the three months ended September 30, 2015, and 160,000 for the three months ended September 30, 2014, from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Revenue Recognition

To recognize revenue, four basic criteria must be met: (1) there is evidence that an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (b) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (c) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (d) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (e) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (f) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

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

We followed the provisions of ASU No. 2009-13 for all multiple element agreements. Under this guidance, the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. If facts and circumstances dictate that a deliverable has standalone value from the undelivered items, the deliverable is identified as a separate unit of accounting and the amounts allocated to the deliverable are recognized upon the delivery of the deliverable, assuming the other revenue recognition criteria have been met. However, if the amounts allocated to the deliverable through the relative selling price allocation exceed the upfront fee, the amount recognized upon the delivery of the deliverable is limited to the upfront fee received. If facts and circumstances dictate that the deliverable does not have standalone value, the transaction price, including any upfront fee payments received, is allocated to the identified separate units of accounting and recognized as those items are delivered and accepted.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. From March 2009 to April 2015, we had an agreement with Compound Solutions, Inc. (CSI) to grant a license to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights to customers of CSI who purchase beta-alanine under the CarnoSyn® trade name from CSI. Our most recent agreement with CSI expired on March 31, 2015. We elected not to renew our agreement with CSI and, effective April 1, 2015, we began directly selling beta-alanine, and licensing the related patent and trademark rights, in order to take advantage of strategic opportunities, including opportunities to provide additional contract manufacturing services, and to increase our top-line revenue and profit profile.

We recorded royalty, licensing income and raw material sales as a component of revenue in the amount of $5.3 million during the three months ended September 30, 2015 and $961,000 during the three months ended September 30, 2014. These income amounts result in royalty expense paid to the original patent holders from whom NAI acquired the patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $264,000 during the three months ended September 30, 2015 and $174,000 during the three months ended September 30, 2014.

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

We did not grant any restricted shares during the three months ended September 30, 2015 or the three months ended September 30, 2014.

Our net income included stock based compensation expense of approximately $130,000 for the three months ended September 30, 2015 and approximately $83,000 for the three months ended September 30, 2014.

On October 1, 2015, the Board of Directors approved the grant of 75,000 shares of restricted stock in connection with the appointments of a new President and a new Chief Financial Officer pursuant to our 2009 Omnibus Incentive Plan. These restricted stock grants will vest over five years and the unvested shares cannot be sold or otherwise transferred and the rights to received dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. Both appointments were the result of promotions of current employees.

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

As of September 30, 2015 and June 30, 2015, we did not have any financial assets or liabilities classified as level 1. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of September 30, 2015 was a net liability of $156,000. The fair value of our forward exchange contracts as of June 30, 2015 was a net asset of $474,000. As of September 30, 2015 and June 30, 2015, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2015 or the three month period ended September 30, 2015.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30, 2015	June 30, 2015
Raw materials	$14,956	$9,744
Work in progress	2,471	1,552
Finished goods	1,682	1,603
Reserves	(323)	(335)
	$18,786	$12,564

C. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years			September 30, 2015	June 30, 2015

Land		N/A		$393	$393
Building and building improvements	7	–	39	2,800	2,793
Machinery and equipment	3	–	12	23,342	26,444
Office equipment and furniture	3	–	5	3,491	3,168
Vehicles		3		209	209
Leasehold improvements	1	–	15	11,337	11,244
Total property and equipment				41,572	44,251
Less: accumulated depreciation and amortization				(34,528)	(36,618)
Property and equipment, net				$7,044	$7,633

D. Accumulated Other Comprehensive (Loss) Income

Accumulated Other comprehensive (loss) income consisted of the following during the three months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

	Defined Benefit Pension Plan	Unrealized Gains on Cash Flow Hedges	Total

Balance as of June 30, 2015	$(643)	$(123)	$(766)

Other comprehensive income before reclassifications	—	58	58
Amounts reclassified from OCI	—	11	11

Tax effect of OCI activity	—	(25)	(25)
Other comprehensive income	—	44	44
Balance as of September 30, 2015	$(643)	$(79)	$(722)

	Defined Benefit Pension Plan	Unrealized Losses on Cash Flow Hedges	Total

Balance as of June 30, 2014	$(502)	$33	$(469)

Other comprehensive income before reclassifications	—	1,262	1,262
Amounts reclassified from OCI	—	(154)	(154)

Tax effect of OCI activity	—	(388)	(388)
Other comprehensive income	—	720	720
Balance as of September 30, 2014	$(502)	$753	$251

During the three months ended September 30, 2015, the amounts reclassified from OCI were comprised of $38,000 of losses reclassified to net revenues and $27,000 related to the amortization of forward points reclassified to other income.

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

On September 30, 2015, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $165,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $514,000. As of September 30, 2015, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,028), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the three months ended September 30, 2015. As of September 30, 2015, we had $5.5 million available under our credit facilities.

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

The components included in the net periodic expense for the periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Interest cost	$23	$21
Expected return on plan assets	(10)	(9)
Net periodic expense	$13	$12

G. Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of any of these customers, or a significant decline in sales to these customers, the growth rate of sales to these customers, or in these customers’ ability to make payments when due, could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective period's total private label contract manufacturing net sales were as follows (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Net Sales
Customer 1	$6,789	42%	$6,997	40%
Customer 2	3,035	19	(a)	(a)
Customer 3	1,730	11	2,908	17
Customer 4	(a)	(a)	2,209	13
	$11,554	72%	$12,114	70%

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

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$3,051	20%	(a)	(a)
Supplier 2	(a)	(a)	$1,034	11%
Supplier 3	(a)	(a)	918	10
	$3,051	20%	$1,952	21%
(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

H. Segment Information

Our business consists of three segments for financial reporting purposes. The three segments are identified as (i) private label contract manufacturing, which primarily relates to the provision of private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products; (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnosSyn® trade name; (iii) branded products, which relates to the marketing and distribution of our branded nutritional supplements and consists primarily of the products sold under our Pathway to Healing® product line.

Due to the steady decline in sales of our Pathway to Healing® product line over the prior several years, we decided to discontinue the product line. Pursuant to the license agreements between NAI and each of Dr. Reginald Cherry and the Cherry Ministries Inc. dated as of September 1, 2004 as amended (the License Agreements). Dr. Cherry and Cherry Ministries licensed to NAI the name, likeness, style, persona and other attributes of Dr. Cherry in connection with the sale of nutritional products that were marketed by NAI under its Pathway to Healing brand. Pursuant to the License Agreements, NAI was permitted to terminate the License Agreements by written notice at any time. We notified Dr. Cherry and Cherry Ministries of our decision to discontinue the product line and the termination of the related license agreement was effective as of September 15, 2014. All termination activities related to the Pathway to Healing® product line were substantially completed by December 31, 2014. We did not change the financial presentation in this report to reflect the branded products segment as “Discontinued Operations” as the wind down of this product line did not meet the criteria for discontinued operations presentation as prescribed by applicable accounting regulations (ASC 205-20).

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. The accounting policies of our segments are the same as those described in Note A above and in the consolidated financial statements included in our 2015 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Net Sales
Private label contract manufacturing	$16,265	$17,465
Patent and trademark licensing	5,320	961
Branded products	—	269
	$21,585	$18,695

	Three Months Ended September 30,
	2015	2014
Income from Operations
Private label contract manufacturing	$2,060	$1,268
Patent and trademark licensing	999	532
Branded products	—	31
Income from operations of reportable segments	3,059	1,831
Corporate expenses not allocated to segments	(1,331)	(1,262)
	$1,728	$569

	September 30, 2015	June 30, 2015
Total Assets
Private label contract manufacturing	$51,438	$50,313
Patent and trademark licensing	5,236	3,503
Branded products	—	—
	$56,674	$53,816

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Africa, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
United States	$12,793	$9,710
Markets outside the United States	8,792	8,985
Total net sales	$21,585	$18,695

Products manufactured by NAIE accounted for 79% of net sales in markets outside the U.S. for the three months ended September 30, 2015, and 67% for the three months ended September 30, 2014. No products manufactured by NAIE were sold in the U.S. during the three months ended September 30, 2015 and 2014.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Three Months Ended
	September 30, 2015	June 30, 2015	September 30, 2015	June 30, 2015	September 30, 2015	September 30, 2014
United States	$4,928	$5,525	$37,125	$34,988	$64	$446
Europe	2,116	2,108	19,549	18,828	175	33
	$7,044	$7,633	$56,674	$53,816	$239	$479

I. Income Taxes

The effective tax rate for the three months ended September 30, 2015 was 30.4%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.  There were no discrete items for the three months ended September 30, 2015. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  During the three months ended September 30, 2015, there was no change to our valuation allowance.

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

During the three months ended September 30, 2015, we repurchased 29,262 shares at a weighted average cost of $5.89 per share and a total cost of $172,000 including commissions and fees. During the three months ended September 30, 2014 we did not repurchase any shares under this repurchase plan.

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

As of September 30, 2015, we have forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2016. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three months ended September 30, 2015, we did not have any losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of September 30, 2015, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $21.6 million (EUR 19.4 million). As of September 30, 2015, a net loss of approximately $121,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $121,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of September 30, 2015, the fair value of our cash flow hedges was a liability of $156,000, which was classified in accrued liabilities in our Consolidated Balance Sheets. During the three months ended September 30, 2015, we recognized $58,000 of net gains in OCI and reclassified $38,000 of losses from OCI to revenue. As of June 30, 2015, $528,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $45,000 was classified in accrued liabilities, and $9,000 was classified in other noncurrent liabilities in our Consolidated Balance Sheets. During the three months ended September 30, 2014, we recognized $1.3 million of net gains in OCI and reclassified $150,000 of gains from OCI to revenue.

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

On September 18, 2015, the Company filed a complaint against Creative Compounds, Inc., alleging various claims including (1) violation of Section 43 of the Lanham Act, (2) violation of California's Unfair Competition Law, (3) violation of California's False Advertising Law, (4) Trade Libel and Business Disparagement and (5) Intentional Interference with Prospective Economic Advantage. On October 23, 2015, Creative Compounds filed its answer to the Company's complaint denying the Company's allegations. No trial date has been set by the Court.

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

M. Subsequent Events

On July 30, 2015 we entered into a purchase and sale agreement for the sale of our domestic corporate headquarters in San Marcos, CA. This proposed sale is as of the result of an unsolicited offer for the purchase of our building. The first set of contingencies were satisfied effective October 12, 2015 converting the escrow deposit of $75,000 to non-refundable. There remains one significant additional contingency to the completion of the sale. As a result of this contingency, we are unable to estimate the final sales price or expected gain that will result from the completion of this sales transaction, or whether the transaction will be completed at all.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2015. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2015 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, and commercializing our patent estate through sales of beta-alanine under our Carnosyn® trade name. As part of this strategy, and in an effort to enhance shareholder value, we elected not to renew our Carnosyn® license and distribution agreement with CSI which expired March 31, 2015. Effective April 1, 2015, we began directly selling beta-alanine, and licensing the related patent and trademark rights, in order to take advantage of strategic opportunities, including possible additional contract manufacturing services, and to increase our top-line revenue and profit profile.

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

During the first three months of fiscal 2016, our net sales were 15.5% higher than in the first three months of fiscal 2015. Private label contract manufacturing sales decreased 6.9% due primarily to the timing of product shipments of new and existing products and unfavorable foreign exchange rates as compared to the prior year period. Our foreign exchange rates as applied to sales denominated in Euro deceased to a weighted average of 1.11 EUR/USD in the first quarter of fiscal 2016 from a weighted average of 1.36 EUR/USD during the first quarter of fiscal 2015. Revenue concentration risk for our historically two largest private label contract manufacturing customers decreased to 53% as a percentage of our total private label contract manufacturing sales for the first three months of fiscal 2016 compared to 57% in the first three months of fiscal 2015. We expect our contract manufacturing revenue concentration percentage for our historically two largest customers to increase marginally during the remainder of fiscal 2016.

During the first three months of fiscal 2016, CarnoSyn® beta-alanine royalty, licensing revenue and raw material sales increased 453.6% to $5.3 million as compared to $961,000 for the first three months of fiscal 2015. The increase in beta-alanine revenue was primarily due to the increase in raw material sales as a result of taking over the direct sale and distribution of beta-alanine raw materials effective April 1, 2015. We had raw material sales of beta-alanine totaling $5.3 million for the first three months of fiscal 2016 and no raw material sales during the first three months of fiscal 2015. To support the direct raw material sales of CarnoSyn® beta-alanine our beta-alanine raw material inventory increased to $3.4 million as of September 30, 2015 as compared to zero as of September 30, 2014 and $1.6 million as of June 30, 2015.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $472,000 during the first quarter of fiscal 2016 and $142,000 during the comparable period in fiscal 2015. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2015 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, maintaining our patent rights, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products declined 100% in the first three months of fiscal 2016 as compared to the first three months of fiscal 2015 due to our product line discontinuation efforts described above.

During the remainder of fiscal 2016, we plan to continue to focus on:

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

Our critical accounting policies are discussed under Item 7 of our 2015 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the three months ended September 30, 2015 other than as listed under Item A to our Notes to Condensed Consolidated Financial Statement contained in this Quarterly Report.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30, 2015		September 30, 2014		Increase (Decrease)
Private label contract manufacturing	$16,265	75.4%	$17,465	93.4%	$(1,200)	(6.9)%
Patent and trademark licensing	5,320	24.6%	961	5.2%	4,359	453.6%
Branded products	—	0%	269	1.4%	(269)	(100.0)%

Total net sales	21,585	100.0%	18,695	100.0%	2,890	15.5%
Cost of goods sold	16,852	78.1%	15,898	85.0%	954	6.0%

Gross profit	4,733	21.9%	2,797	15.0%	1,936	69.2%
Selling, general & administrative expenses	3,005	13.9%	2,228	11.9%	777	34.9%

Income from operations	1,728	8.0%	569	3.0%	1,159	203.7%
Other income, net	14	0.1%	92	0.5%	(78)	(84.8)%

Income before income taxes	1,742	8.1%	661	3.5%	1,081	163.5%
Income tax expense	529	2.5%	174	0.9%	355	204.0%

Net income	$1,213	5.6%	$487	2.6%	$726	149.1%

The percentage decrease in private label contract manufacturing net sales was primarily attributed to the following:

Mannatech, Incorporated (1)	(6.7)%
The Juice Plus+ Company (2)	(1.2)
Other customers (3)	1.0
Total	(6.9)%

[1]	Net sales to Mannatech, Incorporated decreased primarily as a result of lower volumes of established products in existing markets.

[2]

The decrease in net sales to The Juice Plus+ Company included a decrease in international sales of 16.9% and an increase in domestic sales of 15.6%. The decrease in international sales during the first quarter of fiscal 2016 was primarily driven by the decline in Euro foreign exchange rates and the timing of certain product shipments as compared to the comparable period in the prior year. The domestic increase is primarily due to increased units shipped and higher average sales prices.

[3]

The increase in net sales to other customers was primarily due to sales of new products for new customers and a net increase in sales of existing products for other existing customers partially offset by lower Euro foreign exchange rates.

Net sales from our patent and trademark licensing segment increased 453.6% during the first quarter of fiscal 2016. The increase in beta-alanine raw material sales was a result of our decision to take over the direct sale and distribution of beta-alanine effective April 1, 2015. As part of this decision, we allowed our agreement with CSI to expire as of March 31, 2015, which also discontinued our royalty income stream. We began directly selling beta-alanine, and licensing the related patent and trademark rights, in order to take advantage of strategic opportunities, including opportunities to provide additional contract manufacturing services, and to increase our top-line revenue and profit profile. During the first quarter of fiscal 2016, all of our sales were from the direct sale and distribution of beta-alanine while all of our sales for the first quarter of fiscal 2015 were related to royalties paid by CSI.

Net sales from our branded products segment decreased 100% during the first quarter of fiscal 2016 due the discontinuation of our Pathway to Healing® product line, as discussed above.

Gross profit margin increased 6.9 percentage points primarily due to the following:

Contract manufacturing:
Shift in sales mix and material cost	(8.9	) (1)%
Changes in overhead expenses	6.8	(1)
Changes in direct and indirect labor	4.2	(1)
Patent and trademark licensing	5.4	(2)
Branded products operations	(0.6	) (3)
Total	6.9%

[1]

Private label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 2.1 percentage points during the first quarter of fiscal 2016 as compared to the comparable period in fiscal 2015. The increase in gross profit as a percentage of sales was primarily due to improved operational throughput and lower per unit manufacturing costs partially offset by lower average Euro exchange rates.

[2]

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 5.4 percentage points during the first quarter of fiscal 2016 as compared to the comparable prior year period primarily due to patent and trademark revenue representing a higher percentage of net sales on a period over period basis. In addition, we took over the raw material sale and distribution activities for beta-alanine in the fourth quarter of fiscal 2015, which resulted in additional profit contribution per sales dollar.

[3]

Branded products gross margin as a percentage of consolidated net sales decreased 0.6 percentage points during the first quarter of fiscal 2016 as compared to the comparable period in fiscal 2015 due to the discontinuation of our Pathway to Healing® product line.

Selling, general and administrative expenses increased $777,000, or 34.9%, during the first quarter of fiscal 2016 primarily due to increased litigation and patent compliance expenses and sales and marketing expenses associated with our patent and trademark licensing segment. The increase in expenses associated with our patent and trademark licensing segment are primarily associated with our efforts to further commercialize our CarnoSyn® beta-alanine patent estate since taking over the direct sale and distribution of beta-alanine effective April 1, 2015.

Other income, net decreased $78,000 during the first quarter of fiscal 2016 as compared to the same period in the prior fiscal year primarily due to unfavorable foreign currency exchange rates for our sales outside of the U.S.

Our income tax expense increased $355,000 during the first quarter of fiscal 2016 as compared to the same period in the prior fiscal year. The increase was primarily due to the higher pre-tax income in the first quarter of fiscal 2016 as compared to the comparable prior year period.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used by operating activities was $2.3 million for the three months ended September 30, 2015 compared to net cash used by operating activities of $2.6 million in the comparable quarter last year.

At September 30, 2015, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, provided $528,000 in cash compared to using $1.1 million of cash in the comparable prior year quarter. The increase in cash provided by accounts receivable during the quarter ended September 30, 2015 primarily resulted from the timing of sales and the related collection. Days sales outstanding was 41 days during the three months ended September 30, 2015 as compared to 36 days for the prior year period. This increase is primarily attributable to the change from a quarterly royalty receivable to trade receivables from our patent and trademark licensing segment as a result of taking over the direct sale and distribution activities for beta-alanine effective April 1, 2015.

At September 30, 2015, changes in inventory used $6.2 million in cash during the three months ended September 30, 2015 compared to $224,000 of cash used in the comparable prior year quarter. The increase in cash used by inventory during the quarter ended September 30, 2015 was primarily related to inventory purchased to support our patent and trademark licensing business as a result of taking over the direct sales and distribution activities as of April 1, 2015 and inventory purchased to support growing private label contract manufacturing demand. Changes in accounts payable and accrued liabilities provided $1.4 million in cash during the three months ended September 30, 2015 compared to using $2.3 million during the three months ended September 30, 2014. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to inventory receipts and payments.

During the three months ended September 30, 2015, NAIE’s operations provided $266,000 of operating cash flow primarily due to the timing of inventory receipts, payments and sales. As of September 30, 2015, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash provided by investing activities in the three months ended September 30, 2015 was $329,000 compared to using $478,000 in the comparable quarter last year. The primary reason for the change is due to $568,000 in proceeds from the sale of property and equipment in the first quarter of fiscal 2016 as compared to $1,000 in the comparable quarter last year. Additionally, we purchased $239,000 in capital equipment in the first quarter of fiscal 2016 as compared to $479,000 in the first quarter of fiscal 2015. Capital expenditures for both years were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities.

Cash used in financing activities for the three months ended September 30, 2015 primarily related to share purchases of our common stock as part of our approved share repurchase program. There was no cash flow activity from financing activities during the three months ended September 30, 2014.

We did not have any consolidated debt as of September 30, 2015 or June 30, 2015.

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

On September 30, 2015, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $165,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $514,000. As of September 30, 2015, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,028), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of September 30, 2015, we had $16.4 million in cash and cash equivalents and $5.5 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2015.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 12, 2015, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding.

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

On September 18, 2015, the Company filed a complaint against Creative Compounds, Inc., alleging various claims including (1) violation of Section 43 of the Lanham Act, (2) violation of California's Unfair Competition Law, (3) violation of California's False Advertising Law, (4) Trade Libel and Business Disparagement and (5) Intentional Interference with Prospective Economic Advantage. On October 23, 2015, Creative Compounds filed its answer to the Company's complaint denying the Company's allegations. No trial date has been set by the Court.

Although we believe the above litigation matters are supported by valid claims, there is no assurance NAI will prevail in these litigation matters or in similar proceedings it may initiate or that litigation expenses will be as anticipated.

ITEM 1A. RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2015 Annual Report, as well as the other information in our 2015 Annual Report, this report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the quarter ended September 30, 2015, we repurchased 29,262 shares of our common stock at a total cost of $172,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of September 30, 2015) [2,3]
July 1, 2015 to July 31, 2015	18,862	$5.80	18,862
August 1, 2015 to August 31, 2015	—	—	—
September 1, 2015 to September 30, 2015	10,400	$6.05	10,400	$1,346,000

Total	29,262		29,262	$1,346,000
1.	On June 3, 2011, we announced a plan to repurchase up to $2 million in shares of our common stock.

2.	On February 6, 2015, the Board of Directors authorized a $1 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3 million.

3.	On May 11, 2015, the Board of Directors authorized a $2 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $5 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.01	Fourth amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective October 1, 2015*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.

10.02	Fourth amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective October 1, 2015*	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.

10.03	Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective October 1, 2015*	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, duly authorized officers.

Date: November 12, 2015

NATURAL ALTERNATIVES INTERNATIONAL, INC.

	By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

	By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)