Form 10-Q
period 2015-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2016-02-09
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

[_] Yes [X] No

As of February 8, 2016, 6,768,490 shares of NAI's common stock were outstanding, net of 928,187 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to directly sell beta-alanine;

•	our ability to maintain or increase our patent and trademark licensing revenues;

•	our ability to develop new products, develop relationships with new customers and maintain or improve existing customer relationships;

•	our ability to protect our intellectual property;

•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;

•	our ability to improve operation efficiencies, manage costs and business risks and improve or maintain profitability;

•	the costs associated with defending and resolving potential new claims, even if such claims are without merit;

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2015	June 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,626	$18,551
Accounts receivable - less allowance for doubtful accounts of $8 at December 31, 2015 and $20 at June 30, 2015	7,574	9,895
Inventories, net	18,221	12,564
Deferred income taxes	367	367
Income tax receivable	283	316
Prepaids and other current assets	1,469	1,907

Total current assets	50,540	43,600

Property and equipment, net	7,762	7,633
Deferred income taxes	1,663	1,663
Other noncurrent assets, net	881	920

Total assets	$60,846	$53,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,382	$4,647
Accrued liabilities	1,793	2,495
Accrued compensation and employee benefits	1,608	1,462
Income taxes payable	1,893	489

Total current liabilities	12,676	9,093
Other noncurrent liabilities, net	448	460
Deferred rent	464	403

Total liabilities	13,588	9,956

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,785,390 at December 31, 2015 and 6,743,093 at June 30, 2015	76	75
Additional paid-in capital	20,512	20,258
Accumulated other comprehensive loss	(492)	(766)
Retained earnings	32,088	29,007
Treasury stock, at cost, 911,287 shares at December 31, 2015 and 875,584 at June 30, 2015	(4,926)	(4,714)

Total stockholders’ equity	47,258	43,860

Total liabilities and stockholders’ equity	$60,846	$53,816

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net sales	$26,911	$18,618	$48,496	$37,313
Cost of goods sold	21,242	14,641	38,094	30,539
Gross profit	5,669	3,977	10,402	6,774

Selling, general and administrative expenses	2,934	2,596	5,939	4,824

Income from operations	2,735	1,381	4,463	1,950

Other (expense) income:
Interest income	25	7	56	15
Interest expense	(2)	(3)	(3)	(6)
Foreign exchange (loss) gain	(96)	26	(104)	122
Other, net	(2)	(15)	(10)	(24)
	(75)	15	(61)	107
Income before income taxes	2,660	1,396	4,402	2,057
Provision for income taxes	792	315	1,321	489
Net income	$1,868	$1,081	$3,081	$1,568

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	230	20	274	740

Comprehensive income	$2,098	$1,101	$3,355	$2,308

Net income per common share:
Basic	$0.29	$0.16	$0.47	$0.23

Diluted	$0.28	$0.16	$0.46	$0.23

Weighted average common shares outstanding:
Basic	6,509,893	6,808,229	6,515,280	6,821,960

Diluted	6,628,752	6,862,369	6,662,036	6,868,160

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net income	$3,081	$1,568
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in provision for uncollectible accounts receivable	-	7
Depreciation and amortization	944	1,217
Stock-based compensation	280	167
Pension expense	25	25
(Gain) loss on disposal of assets	(232)	6
Changes in operating assets and liabilities:
Accounts receivable	2,322	2,126
Inventories, net	(5,657)	231
Prepaids and other assets	880	(262)
Accounts payable and accrued liabilities	2,078	(3,096)
Income taxes	1,262	76
Accrued compensation and employee benefits	146	(94)
Net cash provided by operating activities	5,129	1,971

Cash flows from investing activities
Capital expenditures	(1,410)	(925)
Proceeds from sale of property and equipment	568	1
Net cash used in investing activities	(842)	(924)

Cash flows from financing activities
Repurchase of common stock	(212)	(442)
Net cash used in financing activities	(212)	(442)

Net increase in cash and cash equivalents	4,075	605
Cash and cash equivalents at beginning of period	18,551	19,512
Cash and cash equivalents at end of period	$22,626	$20,117

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$10
Taxes	$468	$430
Disclosure of non-cash activities:
Change in unrealized gain resulting from change in fair value of derivative instruments, net of tax	$274	$740

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (ASU 2015-17), which amends existing standards for deferred taxes to present all deferred tax assets and liabilities as noncurrent. ASU 2015-17 will be effective for us beginning in our first quarter of fiscal 2018. Early adoption is permitted and the new standard can be applied prospectively or retrospectively. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements and the timing and presentation of our adoption.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Numerator
Net income	$1,868	$1,081	$3,081	$1,568

Denominator
Basic weighted average common shares outstanding	6,510	6,808	6,515	6,822
Dilutive effect of stock options	119	54	147	46
Diluted weighted average common shares outstanding	6,629	6,862	6,662	6,868

Basic net income per common share	$0.29	$0.16	$0.47	$0.23

Diluted net income per common share	$0.28	$0.16	$0.46	$0.23

We excluded shares related to stock options totaling 100,000 shares of common stock for the three months ended December 31, 2015, and 100,000 shares for the six months ended December 31, 2015, from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

We excluded shares related to stock options totaling 150,000 shares of common stock for the three months ended December 31, 2014, and 155,000 shares for the six months ended December 31, 2014, from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

We recorded royalty, licensing income and raw material sales as a component of revenue in the amount of $5.3 million during the three months ended December 31, 2015 and $10.6 million during the six months ended December 31, 2015. We recorded royalty and licensing income as a component of revenue in the amount of $1.5 million during the three months ended December 31, 2014 and $2.4 million during the six months ended December 31, 2014. These income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired the patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $209,000 during the three months ended December 31, 2015 and $473,000 during the six months ended December 31, 2015. We recognized royalty expense as a component of cost of goods sold in the amount of $206,000 during the three months ended December 31, 2014 and $380,000 during the six months ended December 31, 2014.

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

On October 1, 2015, the Board of Directors approved the grant of 75,000 shares of restricted stock pursuant to our 2009 Omnibus Incentive Plan in connection with the appointments of a new President and a new Chief Financial Officer. These restricted stock grants will vest over five years and the unvested shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. Both appointments were the result of promotions of current employees.

On December 4, 2015, we granted 3,000 restricted shares pursuant to our 2009 Omnibus Incentive plan in connection with the employment of a new member of management. Each restricted share will vest over three years and these shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. We did not grant any restricted shares during the three or six months ended December 31, 2014.

Our net income included stock based compensation expense of approximately $150,000 for the three months ended December 31, 2015 and approximately $280,000 for the six months ended December 31, 2015. Our net income included stock based compensation expense of approximately $84,000 for the three months ended December 31, 2014 and approximately $167,000 for the six months ended December 31, 2014.

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

As of December 31, 2015 and June 30, 2015, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of December 31, 2015 was a net asset of $322,000. The fair value of our forward exchange contracts as of June 30, 2015 was a net asset of $474,000. As of December 31, 2015 and June 30, 2015, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2015 or the three and six month periods ended December 31, 2015.

B. Inventories, net

Inventories, net consisted of the following (dollars in thousands):

	December 31, 2015	June 30, 2015
Raw materials	$12,567	$9,744
Work in progress	3,272	1,552
Finished goods	2,769	1,603
Reserves	(387)	(335)
	$18,221	$12,564

C. Property and Equipment, net

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years			December 31, 2015	June 30, 2015
Land		N/A		$393	$393
Building and building improvements	7	–	39	2,800	2,793
Machinery and equipment	3	–	12	23,706	26,444
Office equipment and furniture	3	–	5	3,413	3,168
Vehicles		3		209	209
Leasehold improvements	1	–	15	12,229	11,244
Total property and equipment				42,750	44,251
Less: accumulated depreciation and amortization				(34,988)	(36,618)
Property and equipment, net				$7,762	$7,633

D. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income (“OCI”) consisted of the following during the three and six months ended December 31, 2015 and December 31, 2014 (dollars in thousands):

	Three Months Ended December 31, 2015
	Defined Benefit Pension Plan	Unrealized Gains (losses) on Cash Flow Hedges	Total

Balance as of September 30, 2015	$(643)	$(79)	$(722)

Other comprehensive income before reclassifications	—	424	424
Amounts reclassified from OCI	—	(69)	(69)

Tax effect of OCI activity	—	(125)	(125)
Other comprehensive income	—	230	230
Balance as of December 31, 2015	$(643)	$151	$(492)

	Six Months Ended December 31, 2015
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2015	$(643)	$(123)	$(766)

Other comprehensive income before reclassifications	—	482	482
Amounts reclassified from OCI	—	(58)	(58)

Tax effect of OCI activity	—	(150)	(150)
Other comprehensive income	—	274	274
Balance as of December 31, 2015	$(643)	$151	$(492)

	Three Months Ended December 31, 2014
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of September 30, 2014	$(502)	$753	$251

Other comprehensive income before reclassifications	—	461	461
Amounts reclassified from OCI	—	(430)	(430)

Tax effect of OCI activity	—	(11)	(11)
Other comprehensive income	—	20	20
Balance as of December 31, 2014	$(502)	$773	$271

	Six Months Ended December 31, 2014
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2014	$(502)	$33	$(469)

Other comprehensive income before reclassifications	—	1,723	1,723
Amounts reclassified from OCI	—	(585)	(585)

Tax effect of OCI activity	—	(398)	(398)
Other comprehensive income	—	740	740
Balance as of December 31, 2014	$(502)	$773	$271

During the three months ended December 31, 2015, the amounts reclassified from OCI were comprised of $45,000 of gains reclassified to net revenues and $24,000 related to the amortization of forward points reclassified to other income. During the six months ended December 31, 2015, the amounts reclassified from OCI were comprised of $7,000 of gains reclassified to net revenues and $51,000 related to the amortization of forward points reclassified to other income.

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

E. Debt

On February 1, 2016, we executed a new Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, N.A. The Credit Agreement replaces the previous credit facility and increases our credit line from $5.0 million to $10.0 million. The line of credit may be used to finance working capital requirements. There was no commitment fee required as part of this agreement. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time; and (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.25% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.25% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before January 31, 2019. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo Bank, N.A. in effect until January 31, 2019, and with Bank of America, N.A. in effect until August 15, 2016.

On December 31, 2015, we were in compliance with all of the financial and other covenants required under our previous credit agreement effective at that time.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $161,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $505,000. As of December 31, 2015, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,009), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the six months ended December 31, 2015. As of December 31, 2015, we had $5.5 million available under our credit facilities.

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

The components included in the net periodic expense for the three- and six-month periods ended December 31 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Interest cost	$23	$21	$46	$42
Expected return on plan assets	(11)	(8)	(21)	(17)
Net periodic expense	$12	$13	$25	$25

G. Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of any of these customers, or a significant decline in sales to these customers, the growth rate of sales to these customers, or in these customers’ ability to make payments when due, could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective period’s total private label contract manufacturing net sales were as follows (dollars in thousands): (a)

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
	Net Sales by Customer	% of Total Contract Camnufacturing	Net Sales by Customer	% of Total Net Sales	Net Sales by Customer	% of Total Contract Camnufacturing	Net Sales by Customer	% of Total Net Sales
Customer 1	$11,902	55%	$8,951	54%	$18,691	49%	$15,948	47%
Customer 2	3,304	15	1,753	10	6,339	17	(a)	(a)
Customer 3	(a)	(a)	1,683	10	(a)	(a)	4,591	13
Customer 4	(a)	(a)	1,915	11	(a)	(a)	4,124	12
	$15,206	70%	$14,302	85%	$25,030	66%	$24,663	72%

(a)	Sales were less than 10% of the respective period’s total private label contract manufacturing net sales.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,					Six Months Ended December 31,
	2015			2014		2015			2014
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$	(a)	(a)	(a)	(a)		$3,097	12%	(a)	(a)
Supplier 2		1,395	12%	(a)	(a)		(a)	(a)	(a)	(a)
Supplier 3		(a)	(a)	792	12%	$	(a)	(a)	1,827	12%
Supplier 4		(a)	(a)	766	11%		(a)	(a)	(a)	(a)
		$1,395	12%	1,558	23%		$3,097	12%	1,827	12%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

H. Segment Information

Our business consists of three segments for financial reporting purposes. The three segments are identified as (i) private label contract manufacturing, which primarily relates to the provision of private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn® trade name, (iii) branded products, which relates to the marketing and distribution of our branded nutritional supplements and consists primarily of the products sold under our Pathway to Healing® product line.

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net Sales
Private label contract manufacturing	$21,619	$16,732	$37,884	$34,197
Patent and trademark licensing	5,292	1,458	10,612	2,419
Branded products	—	428	—	697
	$26,911	$18,618	$48,496	$37,313

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Income from Operations
Private label contract manufacturing	$2,543	$1,643	$4,603	$2,911
Patent and trademark licensing	1,692	833	2,691	1,365
Branded products	—	213	—	244
Income from operations of reportable segments	4,235	2,689	7,294	4,520
Corporate expenses not allocated to segments	(1,500)	(1,308)	(2,831)	(2,570)
	$2,735	$1,381	$4,463	$1,950

	December 31, 2015	June 30, 2015
Total Assets
Private label contract manufacturing	$56,236	$50,313
Patent and trademark licensing	4,610	3,503
Branded products	—	—
	$60,846	$53,816

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Africa, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products were only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
United States	$12,498	$9,373	$25,291	$19,084
Markets outside the United States	14,413	9,245	23,205	18,229
Total net sales	$26,911	$18,618	$48,496	$37,313

Products manufactured by NAIE accounted for approximately 71% of net sales in markets outside the U.S. for the three months ended December 31, 2015 and 75% for the three months ended December, 31, 2014. NAIE accounted for 74% of net sales in markets outside the U.S. for the six months ended December 31, 2015 and 71% for the six months ended December 31, 2014. No products manufactured by NAIE were sold in the U.S. during the six months ended December 31, 2015 and 2014.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Six Months Ended
	December 31, 2015	June 30, 2015	December 31, 2015	June 30, 2015	December 31, 2015	December 31, 2014
United States	$4,899	$5,525	$39,620	$34,988	$320	$753
Europe	2,863	2,108	21,226	18,828	1,090	172
	$7,762	$7,633	$60,846	$53,816	$1,410	$925

I. Income Taxes

The effective tax rate for the three months ended December 31, 2015 was an expense of 29.8% and the effective tax rate for the six months ended December 31, 2015 was an expense of 30.0%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.  There were no significant discrete items for the three and six months ended December 31, 2015. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  During the three and six months ended December 31, 2015, there was no change to our valuation allowance.

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

During the six months ended December 31, 2015, we purchased 35,703 shares at a weighted average cost of $5.91 per share and a total cost of $212,000 including commissions and fees. During the six months ended December 31, 2014, we purchased 78,864 shares at a weighted average cost of $5.59 per share and a total cost of $441,000 including commissions and fees.

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

As of December 31, 2015, we have forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2016. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three and six months ended December 31, 2015, we did not have any losses or gains related to the ineffective portion of our hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of December 31, 2015, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $15.3 million (EUR 13.7 million). As of December 31, 2015, a net gain of approximately $234,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that the entire OCI balance will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of December 31, 2015, the fair value of our cash flow hedges was a net asset of $322,000, which was classified in prepaids and other current assets in our Condensed Consolidated Balance Sheets. During the three months ended December 31, 2015 we recognized $424,000 of gains in OCI and reclassified $45,000 of gains from OCI to revenue. During the six months ended December 31, 2015 we recognized $482,000 of gains in OCI and reclassified $7,000 of gains from OCI to revenue. As of June 30, 2015, $528,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $45,000 was classified in accrued liabilities, and $9,000 was classified in other noncurrent liabilities in our Consolidated Balance Sheets. During the three months ended December 31, 2014 we recognized $461,000 of gains in OCI and reclassified $426,000 of gains from OCI to revenue. During the six months ended December 31, 2014 we recognized $1.7 million of gains in OCI and reclassified $576,000 of gains from OCI to revenue.

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

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging infringement by Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe the ‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ®-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent no. 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Woodbolt has also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-examine the ’381 patent. On August 17, 2012, the USPTO accepted the request to re-exam the ’422 patent. On December 6, 2013, the USPTO rejected the claims of the ‘381 patent and issued a right of appeal notice. On January 6, 2014, the Company filed its notice of appeal. On January 13, 2015, the USPTO issued a notification of appeal hearing in the '381 reexamination, which took place on April 15, 2015, before the Patent Trial and Appeal Board (PTAB) at the USPTO. On July 17, 2015, the PTAB issued its decision affirming the USPTO's prior rejection of the '381 patent claims. On August 13, 2015, the Company filed a Request for Rehearing regarding the PTAB's decision. The request is currently pending. On August 8, 2014, the USPTO rejected the claims of the ‘422 patent and issued a right of appeal notice. On September 8, 2014, NAI filed its notice of appeal. The parties have filed briefs with the USPTO and the ‘422 reexamination is pending. On January 13, 2016, the USPTO noticed the hearing on the '422 reexamination for March 16, 2016.

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

M. Subsequent Events

On July 30, 2015, we entered into a purchase and sale agreement for the sale of our domestic corporate headquarters in San Marcos, CA. This proposed sale is as of the result of an unsolicited offer for the purchase of our building. The first set of contingencies were satisfied effective October 12, 2015 resulting in the escrow deposit of $75,000 becoming non-refundable. There remains one significant additional contingency to the completion of the sale. As a result of this contingency, we are unable to determine the final sales price or expected gain that would result from the completion of this sales transaction, or whether the transaction will be completed.

On January 4, 2016, we entered into a purchase and sale agreement for the purchase of a building that may become our new domestic corporate headquarters in Carlsbad, CA. This proposed purchase is the result of the pending sale of our current domestic corporate headquarters in San Marcos, CA. The first set of contingencies has not yet been met as of the date of this filing and the escrow deposit of $100,000 remains refundable. As a result of this contingency, and the uncertainty around the sale of the current building, we are unable to determine the final purchase price, the timing, or whether the transaction will be completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2015. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2015 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the first six months of fiscal 2016, our net sales were 30% higher than in the first six months of fiscal 2015. Private label contract manufacturing sales increased 11% due primarily to the timing of product shipments of new and existing products, partially offset by unfavorable foreign exchange rates as compared to the prior year period. Our foreign exchange rates as applied to sales denominated in Euro deceased to a weighted average of 1.11 EUR/USD in the first half of fiscal 2016 from a weighted average of 1.35 EUR/USD during the first half of fiscal 2015. Revenue concentration risk for our historically two largest private label contract manufacturing customers decreased to 59% as a percentage of our total private label contract manufacturing sales for the first six months of fiscal 2016 compared to 60% in the first six months of fiscal 2015. We expect our contract manufacturing revenue concentration percentage for our historically two largest customers to increase marginally during the remainder of fiscal 2016.

During the first six months of fiscal 2016, CarnoSyn® beta-alanine royalty, licensing revenue and raw material sales increased 339% to $10.6 million as compared to $2.4 million for the first six months of fiscal 2015. The increase in beta-alanine revenue was primarily due to the increase in raw material sales as a result of taking over the direct sale and distribution of beta-alanine raw materials effective April 1, 2015. We had raw material sales of beta-alanine totaling $10.6 million for the first six months of fiscal 2016 and no raw material sales during the first six months of fiscal 2015. To support the direct raw material sales of CarnoSyn® beta-alanine our beta-alanine raw material inventory was $1.2 million as of December 31, 2015 as compared to zero as of December 31, 2014 and $1.6 million as of June 30, 2015.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $779,000 during the first six months of fiscal 2016 and $524,000 during the comparable period of fiscal 2015. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2015 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on maintaining our patent rights, the continued compliance by third parties without our patent and trademark rights, management of our licensing and sub-licensing activities, and the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers.

Net sales from our branded products declined 100% in the first six months of fiscal 2016 as compared to the first six months of fiscal 2015 due to our product line discontinuation efforts as described above.

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

Our critical accounting policies are discussed under Item 7 of our 2015 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the three months ended December 31, 2015 other than as listed under Item A to our Notes to Condensed Consolidated Financial Statement contained in this Quarterly Report.

Results of Operations

The results of our operations for the three- and six-month periods ended December 31 were as follows (dollars in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2015	2014	% Change	2015	2014	% Change

Private label contract manufacturing	$21,619	$16,732	29%	$37,884	$34,197	11%
Patent and trademark licensing	5,292	1,458	263%	10,612	2,419	339%
Branded products	—	428	(100%)	—	697	(100%)

Total net sales	26,911	18,618	45%	48,496	37,313	30%
Cost of goods sold	21,242	14,641	45%	38,094	30,539	25%

Gross profit	5,669	3,977	43%	10,402	6,774	54%
Gross profit %	21.1%	21.4%		21.4%	18.2%
Selling, general & administrative expenses	2,934	2,596	13%	5,939	4,824	23%

% of net sales	10.9%	13.9%		12.2%	12.9%
Income from operations	2,735	1,381	98%	4,463	1,950	129%
% of net sales	10.2%	7.4%		9.2%	5.2%
Other income, net	(75)	15	(400%)	(61)	107	43%

Income before income taxes	2,660	1,396	91%	4,402	2,057	114%
% of net sales	9.9%	7.5%		9.1%	5.5%
Income tax expense	792	315	151%	1,321	489	170%
Net income	$1,868	$1,081	73%	$3,081	$1,568	96%

% of net sales	6.9%	5.8%		6.4%	4.2%

The percentage increase in contract manufacturing net sales was primarily attributed to the following for the three- and six-month periods ended December 31, 2015:

	Three Months Ended	Six Months Ended
The Juice Plus+ Company (1)	18%	8%
Mannatech, Incorporated (2)	1	(3)
Other customers (3)	10	6

Total	29%	11%

1

The increase in net sales to The Juice Plus+ Company during the three months ended December 31, 2015 included an increase in international sales of 24% and an increase in domestic sales of 44%. The increase in net sales to The Juice Plus+ Company during the six months ended December 31, 2015 included an increase in international sales of 5% and an increase in domestic sales of 32%. The increase in international sales during both periods was primarily driven by increased shipments partially offset by the decreased exchange rate as compared to the comparable periods in the prior year. The domestic increase is primarily due to new products resulting in increased units shipped in addition to higher average sales prices.

2

Net sales to Mannatech, Incorporated increased slightly during the three months ended December 31, 2015 due to timing of orders and shipments. Net sales to Mannatech, Incorporated decreased during the six months ended primarily as a result of lower volumes of established products in existing markets.

3

The increase in net sales to other customers during the three months and six months ended December 31, 2015 compared to the same periods in prior year was primarily due to sales of new products to new customers and a net increase in sales of existing products for other existing customers, partially offset by the lower Euro foreign exchange rate.

Net sales from our patent and trademark licensing segment increased 263% during the three months ended December 31, 2015 and 339% during the six months ended December 31, 2015, compared to the same periods in prior year. The increase in beta-alanine raw material sales was a result of our decision to take over the direct sale and distribution of beta-alanine effective April 1, 2015. As part of this decision, we allowed our agreement with CSI to expire as of March 31, 2015, which also discontinued our royalty income stream. We began directly selling beta-alanine, and licensing the related patent and trademark rights, in order to take advantage of strategic opportunities, including opportunities to provide additional contract manufacturing services, and to increase our top-line revenue and profit profile. During the first six months of fiscal 2016, all of our sales were from the direct sale and distribution of beta-alanine while all of our sales for the first six months of fiscal 2015 were related to royalties paid by CSI.

Net sales from our branded products segment decreased 100% during the three and six months ended December 31, 2015 compared to the same periods in prior year due to discontinuation of a product line, as discussed above.

Gross profit margin decreased 0.3 during the second quarter of fiscal 2016 from the comparable quarter in fiscal 2015 and increased 3.2 percentage points during the first six months ended December 31, 2015 as compared to the first six months of fiscal 2015. The change in gross profit margin was primarily due to the following for the three- and six-month periods ended December 31, 2015:

	Three Months Ended	Six Months Ended
Contract manufacturing:
Shift in sales and material mix(1)	(8.6)%	(8.7)%
Changes in overhead expenses(1)	3.9	5.3
Changes in direct and indirect labor(1)	3.4	3.8
Patent and trademark licensing(2)	2.7	4.0
Branded products operations(3)	(1.7)	(1.2)
Total	(0.3)%	3.2%

[1]

Private label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 1.3 points during the three months ended December 31, 2015 and increased 0.4 percentage points during the six months ended December 31, 2015 as compared to the comparable periods in fiscal 2015. The change in gross profit as a percentage of sales during the three month period ended December 31, 2015 was primarily driven by the shift in sales and material mix between the periods, including lower average Euro exchange rates partially offset by improved operational throughput and lower per unit manufacturing costs. The change in gross profit as a percentage of sales during the six month period ended December 31, 2015 was primarily driven by the shift in sales and material mix between the periods, including lower average Euro exchange rates offset by improved operational throughput and lower per unit manufacturing costs.

[2]

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 2.7 during the three months ended December 31, 2015 and 4.0 percentage points during the six months ended December 31, 2015 as compared to the comparable periods in fiscal 2015. These increases are primarily due to patent and trademark revenue representing a higher percentage of consolidated net sales on a period over period basis. In addition, we took over the raw material sale and distribution activities for beta-alanine in the fourth quarter of fiscal 2015, which resulted in additional profit contribution per sales dollar during the three and six months ended December 31, 2015.

[3]

Branded products gross profit margin as a percentage of consolidated net sales decreased 1.7 during the three months ended December 31, 2015 and 1.2 percentage points during the six months ended December 31, 2015 as compared to the comparable periods in fiscal 2015 due to the discontinuation of our Pathway to Healing® product line.

Selling, general and administrative expenses increased $0.3 million, or 13%, during the second quarter of fiscal 2016 as compared to the comparable prior year period. During the first six months of fiscal 2016, selling, general, and administrative expenses increased $1.1 million, or 23%, as compared to comparable prior year period. The increase for both the three and six month periods ended December 31, 2015 is primarily due to increased employee compensation costs, increased litigation and patent compliance expenses, and sales and marketing expenses associated with our patent and trademark licensing segment. The increase in expenses associated with our patent and trademark licensing segment are primarily associated with our efforts to further commercialize our CarnoSyn® beta-alanine patent estate since taking over the direct sale and distribution of beta-alanine effective April 1, 2015.

The changes in Other income, net for both the three and six month periods ended December 31, 2015, as compared to the same periods in the prior year, primarily related to changes in foreign currency exchange activity.

Our income tax expense increased $0.5 million during the second quarter of fiscal 2016 and $0.8 million during the six months ended December 31, 2015 as compared to the same periods in fiscal 2015. The increases were due to increased pre-tax income as compared to the same periods the prior fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $5.1 million for the six months ended December 31, 2015, compared to $2.0 million provided by operating activities in the comparable period in the prior year.

At December 31, 2015, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, provided $2.3 million in cash compared to providing $2.1 million in the comparable period in the prior year. The increase in cash provided by accounts receivable during the six months ended December 31, 2015, was primarily due to the timing and collection of sales year over year. Days sales outstanding was 33 days as of December 31, 2015, compared to 28 days as of December 31, 2014.

At December 31, 2015, changes in inventory used $5.7 million in cash compared to providing $0.2 million of cash in the comparable prior year period. The change in cash activity from inventory during the six months ended December 31, 2015 was primarily related to inventory purchased to support our patent and trademark licensing business as a result of taking over the direct sales and distribution activities as of April 1, 2015, and inventory purchased to support growing private label contract manufacturing demand. Changes in accounts payable and accrued liabilities provided $2.1 million in cash during the six months ended December 31, 2015 compared to using $3.1 million during the six months ended December 31, 2014. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

Approximately $1.8 million of our operating cash flow was generated by NAIE in the six months ended December 31, 2015. As of December 31, 2015, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash used in investing activities during the six months ended December 31, 2105 was $0.8 million as compared to $0.9 million during the six months ended December 31, 2014. Capital expenditures increased to $1.4 million during the six months ended December 31, 2015 compared to $0.9 million in the comparable period in the prior year, and were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities. The capital expenditures during the first six months of fiscal 2016 were partially offset by proceeds from the sale of equipment of $0.6 million as compared to $1,000 in the comparable quarter last year.

Cash used in financing activities for the six months periods ending December 31, 2015 and December 31, 2014 related to share purchases of our common stock as part of our share repurchase program.

We did not have any consolidated debt as of either December 31, 2015 or June 30, 2015.

On February 1, 2016, we executed a new Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement replaces the previous credit facility and provides us with a credit line of up to $10.0 million. The line of credit may be used to finance working capital requirements. There was no commitment fee required as part of this agreement. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time; and (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.25% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.25% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before January 31, 2019. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo Bank, N.A. in effect until January 31, 2019, and with Bank of America, N.A. in effect until August 15, 2016.

On December 31, 2015, we were in compliance with all of the financial and other covenants required under our previous credit agreement effective at that time.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $161,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $505,000. As of December 31, 2015, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1009), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of December 31, 2015, we had $22.6 million in cash and cash equivalents and $5.5 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of December 31, 2015.

There were no changes to our internal control over financial reporting during the quarterly period ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 8, 2016, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding.

On December 21, 2011, NAI filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging infringement by Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), Vitaquest International, Inc., d/b/a Garden State Nutritionals (Garden State) and F.H.G. Corporation, d/b/a Integrity Nutraceuticals (Integrity), of NAI’s ’381 patent. The complaint alleges that Woodbolt sells nutritional supplements, including supplements containing beta-alanine such as C4 Extreme™, M5 Extreme™, and N-Zero Extreme™, that infringe ‘‘381 patent. Woodbolt, in turn, filed a complaint seeking a declaratory judgment of non-infringement and invalidity of the ’381 patent in the U.S. District Court for the District of Delaware. On February 17, 2012, Woodbolt filed a First Amended Complaint, realleging its original claims against the Company and asserting new claims of violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. The Company reasserted the arguments in its prior motion to dismiss and moved to dismiss the new claims asserted by Woodbolt. On January 23, 2013, the Delaware Court granted the Company’s motion to dismiss Woodbolt’s case. On June 5, 2012, the Court in the above-referenced Texas case consolidated the pending suit with a second patent infringement case filed against Woodbolt by the Company on May 3, 2012, asserting infringement of its ‘422 patent. On November 9, 2012, NAI filed a supplemental complaint adding allegations of infringement of Woodbolt’s Cellucor Cor –Performance ®-BCAA™ and Cellucor Cor –Performance™ Creatine products. On June 14, 2013, NAI filed a third patent infringement lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against Woodbolt, BodyBuilding.com and GNC Corporation alleging infringement of the ‘381 and ‘422 patents by Woodbolt’s Neon Sport Volt™ product. Woodbolt asserted the same defenses and counterclaims as set forth in the earlier lawsuits. On June 24, 2013, the Court consolidated the case with the earlier-filed lawsuits identified above. On June 25, 2013, Woodbolt filed a lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, against a newly-issued NAI U.S. patent no. 8,470,865, asserting declaratory judgment claims of non-infringement, invalidity and unenforceability. On July 1, 2013, Woodbolt’s lawsuit was consolidated with the three pending lawsuits filed by NAI. On July 24, 2013, NAI filed its Answer and Amended Counterclaims against Woodbolt alleging infringement of the ‘865 patent by the products accused in the pending cases previously filed by NAI. On August 14, 2013, Woodbolt filed a counterclaim to NAI’s counterclaim asserting violation of the Sherman Antitrust Act (15 U.S.C. § 2) and Unfair Competition. On September 4, 2013, NAI moved to have Woodbolt’s counterclaims dismissed from the case. All of the consolidated cases remain pending. Separately, Woodbolt also requested inter partes re-examination of the ’381 and ’422 patents by the USPTO. On July 26, 2012, the USPTO accepted the request to re-exam the ’381 patent. On August 17, 2012, the USPTO accepted the request to re-exam the ’422 patent. On December 6, 2013, the USPTO rejected the claims of the ‘381 patent and issued a right of appeal notice. On January 6, 2014, NAI filed its notice of appeal. On January 13, 2015, the USPTO issued a notification of appeal hearing in the '381 reexamination, which took place on April 15, 2015, before the Patent Trial and Appeal Board (PTAB) at the USPTO. On July 17, 2015, the PTAB issued its decision affirming the USPTO's prior rejection of the '381 patent claims. On August 13, 2015, the Company filed a Request for Rehearing regarding the PTAB's decision. The request is currently pending. On August 8, 2014, the USPTO rejected the claims of the ‘422 patent and issued a right of appeal notice. On September 8, 2014, NAI filed its notice of appeal. The parties have filed briefs with the USPTO and the ‘422 reexamination is pending. On January 13, 2016, the USPTO noticed the hearing on the '422 reexamination for March 16, 2016.

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

ITEM1 A.	RISK FACTORS

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

Repurchases

During the quarter ended December 31, 2015, we repurchased 6,441 shares of our common stock at a total cost of $40,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of December 31, 2015)
October 1, 2015 to October 31, 2015	—	—	—	—
November 1, 2015 to November 30, 2015	6,441	$6.04	6,441	$1,307,000
December 1, 2015 to December 31, 2015	—	—	—	—

Total	6,441		6,441	$1,307,000

1.	On June 3, 2011, we announced a plan to repurchase up to $2 million in shares of our common stock.
2.	On February 6, 2015, the Board of Directors authorized a $1 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3 million.
3.	On May 11, 2015, the Board of Directors authorized a $2 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $5 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.01	Credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of February 1, 2016	Filed herewith
10.02	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank N.A. dated February 1, 2016 in the amount of $10,000,000.	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2016

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)