Form 10-Q
period 2016-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2016-05-10
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

[_] Yes [X] No

As of May 2, 2016, 6,868,627 shares of NAI's common stock were outstanding, net of 958,050 treasury shares.

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

•	future levels of our revenue concentration risks;

•	sources and availability of raw materials, including the limited number of suppliers of beta-alanine;

•	inventories, including the adequacy of raw material and other inventory levels to meet future customer demand and the adequacy and intended use of our facilities;

•	manufacturing and distribution channels, product sales and performance, and timing of product shipments;

•	current or future customer orders, product returns, and potential product recalls;

•	the impact on our business and results of operations and variations in quarterly net sales from seasonal and other factors;

•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMP);

•	our ability to successfully expand our operations, including outside the United States (U.S.);

•	the adequacy of our reserves and allowances;

•	the sufficiency of our available cash, cash equivalents, and potential cash flows from operations to fund our current working capital needs and capital expenditures through the next 12 months;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2016	June 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,304	$18,551
Accounts receivable - less allowance for doubtful accounts of $26 at March 31, 2016 and $20 at June 30, 2015	12,368	9,895
Inventories, net	19,728	12,564
Deferred income taxes	367	367
Income tax receivable	310	316
Prepaids and other current assets	1,614	1,907

Total current assets	50,691	43,600

Property and equipment, net	12,076	7,633
Deferred income taxes	1,410	1,663
Other noncurrent assets, net	916	920

Total assets	$65,093	$53,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,061	$4,647
Accrued liabilities	1,940	2,495
Accrued compensation and employee benefits	2,050	1,462
Income taxes payable	1,147	489

Total current liabilities	14,198	9,093
Deferred rent	471	403
Deferred tax liability	392	-
Other noncurrent liabilities, net	477	460

Total liabilities	15,538	9,956

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,868,627 at March 31, 2016 and 6,743,093 at June 30, 2015	76	75
Additional paid-in capital	20,695	20,258
Accumulated other comprehensive loss	(965)	(766)
Retained earnings	35,111	29,007
Treasury stock, at cost, 958,050 shares at March 31, 2016 and 875,584 at June 30, 2015	(5,362)	(4,714)

Total stockholders’ equity	49,555	43,860

Total liabilities and stockholders’ equity	$65,093	$53,816

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net sales	$30,006	$19,613	$78,502	$56,926
Cost of goods sold	23,549	15,941	61,643	46,480
Gross profit	6,457	3,672	16,859	10,446

Selling, general and administrative expenses	3,352	2,633	9,291	7,457

Income from operations	3,105	1,039	7,568	2,989

Other (expense) income:
Interest income	26	7	82	22
Interest expense	2	(3)	(1)	(9)
Foreign exchange (loss) gain	(137)	30	(241)	152
Other, net	1,611	1	1,601	(23)
	1,502	35	1,441	142
Income before income taxes	4,607	1,074	9,009	3,131
Provision for income taxes	1,584	286	2,905	775
Net income	$3,023	$788	$6,104	$2,356

Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(473)	39	(199)	779

Comprehensive income	$2,550	$827	$5,905	$3,135

Net income per common share:
Basic	$0.46	$0.12	$0.94	$0.35

Diluted	$0.46	$0.12	$0.92	$0.35

Weighted average common shares outstanding:
Basic	6,510,902	6,747,848	6,513,821	6,797,256

Diluted	6,562,577	6,760,483	6,628,883	6,832,268

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$6,104	$2,356
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in provision for uncollectible accounts receivable	-	7
Depreciation and amortization	1,364	1,838
Stock-based compensation	463	259
Pension expense	38	37
(Gain) loss on disposal of assets	(1,848)	(6)
Deferred taxes	645	-
Changes in operating assets and liabilities:
Accounts receivable	(2,473)	(1,119)
Inventories, net	(7,164)	1,138
Prepaids and other assets	380	(1,201)
Accounts payable and accrued liabilities	3,514	(1,392)
Income taxes	749	58
Accrued compensation and employee benefits	588	255
Net cash provided by operating activities	2,360	2,230

Cash flows from investing activities
Capital expenditures	(6,959)	(1,362)
Proceeds from sale of property and equipment	3,000	13
Net cash used in investing activities	(3,959)	(1,349)

Cash flows from financing activities
Repurchase of common stock	(648)	(975)
Net cash used in financing activities	(648)	(975)

Net increase in cash and cash equivalents	(2,247)	(94)
Cash and cash equivalents at beginning of period	18,551	19,512
Cash and cash equivalents at end of period	$16,304	$19,418

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$10
Taxes	$1,929	$744
Disclosure of non-cash activities:
Change in unrealized gain resulting from change in fair value of derivative instruments, net of tax	$(199)	$779

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends existing standards for leases to increase transparency and comparability among organizations by requiring recognition of lease assets and liabilities on the balance sheet and requiring disclosure of key information about such arrangements. ASU 2016-02 will be effective for us beginning in our first quarter of fiscal 2020, early adoption is permitted. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements and the timing and presentation of our adoption.

In March 2016, the FASB issued Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815) (ASU 2016-05), which provides guidance related to the replacement of a counterparty of an existing designated hedging instrument. The guidance stipulates that the replacement of a counterparty does not in itself constitute a termination of the hedging instrument. ASU 2016-05 will be effective for us beginning in our first quarter of fiscal 2018, early adoption is permitted. We do not expect the new standard to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718) (ASU 2016-09), which provides guidance improvements to employee share-based payment accounting. The standard amends several aspects of current employee share-based payment accounting including income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for us beginning in our first quarter of fiscal 2018, early adoption is permitted. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements and the timing and presentation of our adoption.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Numerator
Net income	$3,023	$788	$6,104	$2,356
Denominator
Basic weighted average common shares outstanding	6,511	6,748	6,514	6,797
Dilutive effect of stock options	52	12	115	35

Diluted weighted average common shares outstanding	6,563	6,760	6,629	6,832

Basic net income per common share	$0.46	$0.12	$0.94	$0.35

Diluted net income per common share	$0.46	$0.12	$0.92	$0.35

No shares related to stock options were excluded for the three or nine months ended March 31, 2016.

We excluded shares related to stock options totaling 150,000 shares of common stock for the three months ended March 31, 2015, and 153,000 shares for the nine months ended March 31, 2015, from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

We followed the provisions of Accounting Standards Codification (“ASC”) Topic 605 for all multiple element agreements. Under this guidance, the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

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

We recorded royalty, licensing income and raw material sales as a component of revenue in the amount of $5.5 million during the three months ended March 31, 2016 and $16.1 million during the nine months ended March 31, 2016. We recorded royalty and licensing income as a component of revenue in the amount of $2.3 million during the three months ended March 31, 2015 and $4.7 million during the nine months ended March 31, 2015. These income amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired the patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $193,000 during the three months ended March 31, 2016 and $666,000 during the nine months ended March 31, 2016. We recognized royalty expense as a component of cost of goods sold in the amount of $270,000 during the three months ended March 31, 2015 and $650,000 during the nine months ended March 31, 2015.

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

On March 23, 2016, the Board of Directors approved the grant of 130,000 shares of restricted stock to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive Plan. These restricted stock grants will vest over three years and the unvested shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested.

Our net income included stock based compensation expense of approximately $183,000 for the three months ended March 31, 2016 and approximately $463,000 for the nine months ended March 31, 2016. Our net income included stock based compensation expense of approximately $92,000 for the three months ended March 31, 2015 and approximately $259,000 for the nine months ended March 31, 2015.

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

As of March 31, 2016 and June 30, 2015, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of March 31, 2016 was a net liability of $514,000. The fair value of our forward exchange contracts as of June 30, 2015 was a net asset of $474,000. As of March 31, 2016 and June 30, 2015, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2015 or the three and nine month periods ended March 31, 2016.

B. Inventories, net

Inventories, net consisted of the following (dollars in thousands):

	March 31, 2016	June 30, 2015
Raw materials	$13,395	$9,744
Work in progress	3,774	1,552
Finished goods	3,308	1,603
Reserves	(749)	(335)
	$19,728	$12,564

C. Property and Equipment, net

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years			March 31, 2016	June 30, 2015
Land		N/A		$1,200	$393
Building and building improvements	7	–	39	3,324	2,793
Machinery and equipment	3	–	12	23,420	26,444
Office equipment and furniture	3	–	5	2,872	3,168
Vehicles		3		209	209
Leasehold improvements	1	–	15	13,018	11,244
Total property and equipment				44,043	44,251
Less: accumulated depreciation and amortization				(31,967)	(36,618)
Property and equipment, net				$12,076	$7,633

D. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income (“OCI”) consisted of the following during the three and nine months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

	Three Months Ended March 31, 2016
	Defined Benefit Pension Plan	Unrealized Gains (losses) on Cash Flow Hedges	Total

Balance as of December 31, 2015	$(643)	$151	$(492)

Other comprehensive (loss) income before reclassifications	—	(613)	(613)
Amounts reclassified from OCI	—	(120)	(120)

Tax effect of OCI activity	—	260	260
Other comprehensive (loss) income	—	(473)	(473)
Balance as of March 31, 2016	$(643)	$(322)	$(965)

	Nine Months Ended March 31, 2016
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2015	$(643)	$(123)	$(766)

Other comprehensive (loss) income before reclassifications	—	(131)	(131)
Amounts reclassified from OCI	—	(178)	(178)

Tax effect of OCI activity	—	110	110
Other comprehensive (loss) income	—	(199)	(199)
Balance as of March 31, 2016	$(643)	$(322)	$(965)

	Three Months Ended March 31, 2015
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2014	$(502)	$773	$271

Other comprehensive (loss) income before reclassifications	—	939	939
Amounts reclassified from OCI	—	(879)	(879)

Tax effect of OCI activity	—	(21)	(21)
Other comprehensive (loss) income	—	39	39
Balance as of March 31, 2015	$(502)	$812	$310

	Nine Months Ended March 31, 2015
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2014	$(502)	$33	$(469)

Other comprehensive (loss) income before reclassifications	—	2,662	2,662
Amounts reclassified from OCI	—	(1,464)	(1,464)

Tax effect of OCI activity	—	(419)	(419)
Other comprehensive (loss) income	—	779	779
Balance as of March 31, 2015	$(502)	$812	$310

During the three months ended March 31, 2016, the amounts reclassified from OCI were comprised of $118,000 of gains reclassified to net revenues and $2,000 related to the amortization of forward points reclassified to other income. During the nine months ended March 31, 2016, the amounts reclassified from OCI were comprised of $125,000 of gains reclassified to net revenues and $53,000 related to the amortization of forward points reclassified to other income.

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

On March 31, 2016, we were in compliance with all of the financial and other covenants required under the Credit agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $166,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $518,000. As of March 31, 2016, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,036), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the nine months ended March 31, 2016. As of March 31, 2016, we had $10.5 million available under our credit facilities.

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

The components included in the net periodic expense for the three- and nine-month periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Interest cost	$23	$21	$69	$63
Expected return on plan assets	(10)	(8)	(31)	(25)
Net periodic expense	$13	$13	$38	$38

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
	Net Sales by Customer	% of Total Contract Manufacturing	Net Sales by Customer	% of Total Contract Manufacturing	Net Sales by Customer	% of Total Contract Manufacturing	Net Sales by Customer	% of Total Contract Manufacturing
Customer 1	$13,023	53%	$7,051	41%	$31,714	51%	$22,999	45%
Customer 2	3,367	14	1,864	11	9,705	16	(a)	(a)
Customer 3	3,196	13	3,763	22	6,805	11	8,355	16
	$19,586	80%	$12,678	74%	$48,224	78%	$31,354	61%

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

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	(a)	(a)	$810	12%	(a)	(a)	(a)	(a)

	(a)	(a)	$810	12%	(a)	(a)	(a)	(a)
(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net Sales
Private label contract manufacturing	$24,493	$17,322	$62,377	$51,519
Patent and trademark licensing	5,513	2,290	16,125	4,709
Branded products	—	1	—	698
	$30,006	$19,613	$78,502	$56,926

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Income from Operations
Private label contract manufacturing	$2,915	$963	$7,518	$3,874
Patent and trademark licensing	1,750	1,355	4,440	2,720
Branded products	—	4	—	248
Income from operations of reportable segments	4,665	2,322	11,958	6,842
Corporate expenses not allocated to segments	(1,560)	(1,283)	(4,390)	(3,853)
	$3,105	$1,039	$7,568	$2,989

	March 31,	June 30,
	2016	2015
Total Assets
Private label contract manufacturing	$58,556	$50,313
Patent and trademark licensing	6,537	3,503
Branded products	—	—
	$65,093	$53,816

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Africa, Australia and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products were only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net Sales
United States	$13,374	$11,857	$38,665	$30,941
Markets outside the United States	16,632	7,756	39,837	25,985

	$30,006	$19,613	$78,502	$56,926

Products manufactured by NAIE accounted for approximately 57% of net sales in markets outside the U.S. for the three months ended March 31, 2016 and 74% for the three months ended March 31, 2015. NAIE accounted for 67% of net sales in markets outside the U.S. for the nine months ended March 31, 2016 and 72% for the nine months ended March 31, 2015. No products manufactured by NAIE were sold in the U.S. during the nine months ended March 31, 2016 and 2015.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Nine Months Ended
	March 31, 2016	June 30, 2015	March 31, 2016	June 30, 2015	March 31, 2016	March 31, 2015
United States	$8,501	$5,525	$42,210	$34,988	$5,004	$956
Europe	3,575	2,108	22,883	18,828	1,955	406
	$12,076	$7,633	$65,093	$53,816	$6,959	$1,362

I. Income Taxes

The effective tax rate for the three months ended March 31, 2016 was an expense of 34.4% and the effective tax rate for the nine months ended March 31, 2016 was an expense of 32.2%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.  There were no significant discrete items for the three and nine months ended March 31, 2016. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  During the three and nine months ended March 31, 2016, there was no change to our valuation allowance.

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

During the nine months ended March 31, 2016, we purchased 52,603 shares at a weighted average cost of $6.26 per share and a total cost of $329,000 including commissions and fees. During the nine months ended March 31, 2015, we purchased 157,539 shares at a weighted average cost of $5.57 per share and a total cost of $878,000 including commissions and fees.

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

As of March 31, 2016, we have forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through June 2017. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three and nine months ended March 31, 2016, we did not have any losses or gains related to the ineffective portion of our hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of March 31, 2016, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $27.8 million (EUR 24.7 million). As of March 31, 2016, a net loss of approximately $500,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that a majority of the OCI balance will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of March 31, 2016, the fair value of our cash flow hedges was a net liability of $514,000, which was classified as other current liabilities in our Condensed Consolidated Balance Sheets. During the three months ended March 31, 2016 we recognized $118,000 of gains in OCI and reclassified $2,000 of gains from OCI to revenue. During the nine months ended March 31, 2016 we recognized $125,000 of gains in OCI and reclassified $53,000 of gains from OCI to revenue. As of June 30, 2015, $528,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $45,000 was classified in accrued liabilities, and $9,000 was classified in other noncurrent liabilities in our Consolidated Balance Sheets. During the three months ended March 31, 2015 we recognized $939,000 of gains in OCI and reclassified $875,000 of gains from OCI to revenue. During the nine months ended March 31, 2015 we recognized $2.7 million of gains in OCI and reclassified $1.5 million of gains from OCI to revenue.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2016. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2015 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the first nine months of fiscal 2016, our net sales were 38% higher than in the first nine months of fiscal 2015. Private label contract manufacturing sales increased 21% due primarily to the timing of product shipments of new and existing products, partially offset by unfavorable foreign exchange rates as compared to the prior year period. Our foreign exchange rates as applied to sales denominated in Euro deceased to a weighted average of 1.11 EUR/USD in the first nine months of fiscal 2016 from a weighted average of 1.34 EUR/USD during the first nine months of fiscal 2015. Revenue concentration risk for our historically two largest private label contract manufacturing customers increased to 66% as a percentage of our total private label contract manufacturing sales for the first nine months of fiscal 2016 compared to 61% in the first nine months of fiscal 2015. We expect our contract manufacturing revenue concentration percentage for our historically two largest customers to increase marginally during the remainder of fiscal 2016.

During the first nine months of fiscal 2016, CarnoSyn® beta-alanine royalty, licensing revenue and raw material sales increased 242% to $16.1 million as compared to $4.7 million for the first nine months of fiscal 2015. The increase in beta-alanine revenue was primarily due to the increase in raw material sales as a result of taking over the direct sale and distribution of beta-alanine raw materials effective April 1, 2015. We had raw material sales of beta-alanine totaling $16.1 million for the first nine months of fiscal 2016 and no raw material sales during the first nine months of fiscal 2015. To support the direct raw material sales of CarnoSyn® beta-alanine our beta-alanine raw material inventory was $1.6 million as of March 31, 2016 as compared to $0.3 million as of March 31, 2015 and $1.6 million as of June 30, 2015.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $1.3 million during the first nine months of fiscal 2016 and $1.1 million during the comparable period of fiscal 2015. The majority of our litigation activity was related to litigation with Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), which was settled during the third quarter of 2016 and we do not expect costs related to this case to continue. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2015 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on maintaining our patent rights, the continued compliance by third parties without our patent and trademark rights, management of our licensing and sub-licensing activities, and the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers.

Net sales from our branded products declined 100% in the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015 due to our product line discontinuation efforts as described above.

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

Our critical accounting policies are discussed under Item 7 of our 2015 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the three months ended March 31, 2016 other than as listed under Item A to our Notes to Condensed Consolidated Financial Statement contained in this Quarterly Report.

Results of Operations

The results of our operations for the three- and nine-month periods ended March 31 were as follows (dollars in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2016	2015	% Change	2016	2015	% Change
Private label contract manufacturing	$24,493	$17,322	41%	$62,377	$51,519	21%
Patent and trademark licensing	5,513	2,290	141%	16,125	4,709	242%
Branded products	—	1	(100% )	—	698	(100% )

Total net sales	30,006	19,613	53%	78,502	56,926	38%
Cost of goods sold	23,549	15,941	48%	61,643	46,480	33%

Gross profit	6,457	3,672	76%	16,859	10,446	61%
Gross profit %	21.5%	18.7%		21.5%	18.4%
Selling, general & administrative expenses	3,352	2,633	27%	9,291	7,457	25%

% of net sales	11.2%	13.4%		11.8%	13.1%
Income from operations	3,105	1,039	199%	7,568	2,989	153%
% of net sales	10.3%	5.3%		9.6%	5.3%
Other income, net	1,502	35	4,192%	1,441	142	915%

Income before income taxes	4,607	1,074	329%	9,009	3,131	188%
% of net sales	15.4%	5.5%		11.5%	5.5%
Income tax expense	1,584	286	454%	2,905	775	275%

Net income	$3,023	$788	284%	$6,104	$2,356	159%

% of net sales	10.1%	4.0%		7.8%	4.1%

The percentage increase in contract manufacturing net sales was primarily attributed to the following for the three- and nine-month periods ended March 31, 2016:

	Three Months Ended	Nine Months Ended
The Juice Plus+ Company (1)	34%	17%
Mannatech, Incorporated (2)	(3)	(3)
Other customers (3)	10	7
Total	41%	21%

1

The increase in net sales to The Juice Plus+ Company during the three months ended March 31, 2016 included an increase in international sales of 78% and an increase in domestic sales of 90%. The increase in net sales to The Juice Plus+ Company during the nine months ended March 31, 2016 included an increase in international sales of 24% and an increase in domestic sales of 53%. The increase in international sales during both periods was primarily driven by increased shipments partially offset by the decreased exchange rate as compared to the comparable periods in the prior year. The domestic increase is primarily due to new products resulting in increased units shipped in addition to higher average sales prices.

2	Net sales to Mannatech, Incorporated decreased during the three and nine months ended March 31, 2016 due to lower volumes of established products in existing markets.

3

The increase in net sales to other customers during the three months and nine months ended March 31, 2016 compared to the same periods in prior year was primarily due to sales of new products to new customers and a net increase in sales of existing products for other existing customers, partially offset by lower Euro foreign exchange rates.

Net sales from our patent and trademark licensing segment increased 141% during the three months ended March 31, 2016 and 242% during the nine months ended March 31, 2016, compared to the same periods in prior year. The increase in beta-alanine raw material sales was a result of our decision to take over the direct sale and distribution of beta-alanine effective April 1, 2015. As part of this decision, we allowed our agreement with CSI to expire as of March 31, 2015, which also discontinued our royalty income stream. We began directly selling beta-alanine, and licensing the related patent and trademark rights, in order to take advantage of strategic opportunities, including opportunities to provide additional contract manufacturing services, and to increase our top-line revenue and profit profile. During the first nine months of fiscal 2016, all of our sales were from the direct sale and distribution of beta-alanine while all of our sales for the first nine months of fiscal 2015 were related to royalties paid by CSI.

Net sales from our branded products segment decreased 100% during the three and nine months ended March 31, 2016 compared to the same periods in prior year due to discontinuation of a product line, as discussed above.

Gross profit margin increased 2.8 points during the third quarter of fiscal 2016 from the comparable quarter in fiscal 2015 and increased 3.1 percentage points during the first nine months ended March 31, 2016 as compared to the first nine months of fiscal 2015. The change in gross profit margin was primarily due to the following for the three- and nine-month periods ended March 31, 2016:

	Three Months Ended	Nine Months Ended
Contract manufacturing:
Shift in sales and material mix(1)	(3.5)%	(6.9)%
Changes in overhead expenses(1)	3.3	4.5
Changes in direct and indirect labor(1)	3.7	3.8
Patent and trademark licensing(2)	(0.7)	2.4
Branded products operations(3)	-	(0.7)
Total	2.8%	3.1%

[1]

Private label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 3.5 points during the three months ended March 31, 2016 and increased 1.4 percentage points during the nine months ended March 31, 2016 as compared to the comparable periods in fiscal 2015. The change in gross profit as a percentage of sales during the three month period ended March 31, 2016 was primarily driven by improved operational throughput and lower per unit manufacturing costs partially offset by the shift in sales and material mix between the periods, including lower average Euro exchange rates. The change in gross profit as a percentage of sales during the nine month period ended March 31, 2016 was primarily driven by improved operational throughput and lower per unit manufacturing costs partially offset by the shift in sales and material mix between the periods, including lower average Euro exchange rates.

[2]

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 0.7 points during the three months ended March 31, 2016 and increased 2.4 percentage points during the nine months ended March 31, 2016 as compared to the comparable periods in fiscal 2015. The decrease in the three month period was primarily due to patent and trademark revenue representing a lower percentage of consolidated net margin on a period over period basis. This was driven by the conversion of the patent and trademark revenue from royalty-based income to raw material sales-based revenue resulting in a lower segment margin percentage. Additionally, sales and margin contribution from private label contract manufacturing increased period over period. The increase during the nine month period was primarily due to patent and trademark revenue representing a higher percentage of consolidated net sales on a period over period basis. In addition, we took over the raw material sale and distribution activities for beta-alanine in the fourth quarter of fiscal 2015, which resulted in additional profit contribution per sales dollar during the three and nine months ended March 31, 2016.

[3]

Branded products gross profit margin as a percentage of consolidated net sales was unchanged during the three months ended March 31, 2016 and decreased 0.7 percentage points during the nine months ended March 31, 2016 as compared to the comparable periods in fiscal 2015 due to the discontinuation of our Pathway to Healing® product line.

Selling, general and administrative expenses increased $0.7 million, or 27%, during the third quarter of fiscal 2016 as compared to the comparable prior year period. During the first nine months of fiscal 2016, selling, general, and administrative expenses increased $1.8 million, or 25%, as compared to comparable prior year period. The increase for both the three and nine month periods ended March 31, 2016 is primarily due to increased employee compensation costs, increased litigation and patent compliance expenses, and sales and marketing expenses associated with our patent and trademark licensing segment. The increase in expenses associated with our patent and trademark licensing segment are primarily associated with our efforts to further commercialize our CarnoSyn® beta-alanine patent estate since taking over the direct sale and distribution of beta-alanine effective April 1, 2015.

The changes in Other income, net for both the three and nine month periods ended March 31, 2016, as compared to the same periods in the prior year, was related to the sale of our domestic corporate headquarters in San Marcos, CA, which resulted in a one-time pre-tax gain of $1.6 million.

Our income tax expense increased $1.3 million during the third quarter of fiscal 2016 and $2.1 million during the nine months ended March 31, 2016 as compared to the same periods in fiscal 2015. The increases were due to approximately $0.6 million of tax expense related to the sale of our domestic headquarters and increased pre-tax income as compared to the same periods the prior fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $2.4 million for the nine months ended March 31, 2016, compared to $2.2 million provided by operating activities in the comparable period in the prior year.

At March 31, 2016, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, used $2.5 million in cash compared to using $1.1 million in the comparable period in the prior year. The increase in cash used by accounts receivable during the nine months ended March 31, 2016, was primarily due to the timing and collection of sales year over year. Days sales outstanding was 39 days as of March 31, 2016, compared to 36 days as of March 31, 2015.

At March 31, 2016, changes in inventory used $7.2 million in cash compared to providing $1.1 million of cash in the comparable prior year period. The change in cash activity from inventory during the nine months ended March 31, 2016 was primarily related to inventory purchased to support growing private label contract manufacturing demand, as well as inventory purchased to support our patent and trademark licensing business as a result of taking over the direct sales and distribution activities as of April 1, 2015. Changes in accounts payable and accrued liabilities provided $3.5 million in cash during the nine months ended March 31, 2016 compared to using $1.4 million during the nine months ended March 31, 2015. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

NAIE used approximately $0.4 million of our operating cash flow in the nine months ended March 31, 2016. As of March 31, 2016, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash used in investing activities during the nine months ended March 31, 2016 was $4.0 million as compared to $1.3 million during the nine months ended March 31, 2015. Capital expenditures increased to $7.0 million during the nine months ended March 31, 2016 compared to $1.4 million in the comparable period in the prior year. Capital expenditures during the nine months ended March 31, 2016 primarily included the purchase of our new corporate headquarters located in Carlsbad, CA following the sale of our former headquarters located in San Marcos, CA. The remainder of our capital expenditures during the nine months ended March 31, 2016 were for the purchase of manufacturing equipment and building improvements in our Vista, California and Manno, Switzerland facilities. The capital expenditures during the first nine months of fiscal 2016 were partially offset by proceeds from the sale of equipment and sale of our former headquarters of $3.0 million as compared to $13,000 in the comparable quarter last year.

Cash used in financing activities for the nine months periods ending March 31, 2016 and March 31, 2015 related to share purchases of our common stock as part of our share repurchase program.

We did not have any consolidated debt as of either March 31, 2016 or June 30, 2015.

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

On March 31, 2016, we were in compliance with all of the financial and other covenants required under the Credit agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility to provide it with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $166,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $518,000. As of March 31, 2016, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,036), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of March 31, 2016, we had $16.3 million in cash and cash equivalents and $10.5 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of March 31, 2016.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 10, 2016, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding.

On March 19, 2016, all of the patent litigation pending in U.S. District Court for the Southern District of Texas between NAI and Woodbolt Distribution, LLC over NAI’s beta-alanine patents were dismissed with prejudice pursuant to a settlement agreement reached between the two parties. NAI granted Woodbolt a license to the beta-alanine patents at issue in the litigation and others in its patent portfolio.

On July 26, 2012, the USPTO accepted Woodbolt’s request to re-exam the ’381 patent. On August 17, 2012, the USPTO accepted Woodbolt’s request to re-exam the ’422 patent. On December 6, 2013, the USPTO rejected the claims of the ‘381 patent and issued a right of appeal notice. On January 6, 2014, NAI filed its notice of appeal. On January 13, 2015, the USPTO issued a notification of appeal hearing in the '381 reexamination, which took place on April 15, 2015, before the Patent Trial and Appeal Board (PTAB) at the USPTO. On July 17, 2015, the PTAB issued its decision affirming the USPTO's prior rejection of the '381 patent claims. On August 13, 2015, the Company filed a Request for Rehearing regarding the PTAB's decision. The request is currently pending. On August 8, 2014, the USPTO rejected the claims of the ‘422 patent and issued a right of appeal notice. On September 8, 2014, NAI filed its notice of appeal. On March 16, 2016 a hearing was held before the PTAB at the USPTO. Woodbolt did not participate in the hearing. A decision has not yet been issued by the PTAB.

On September 18, 2015, the Company filed a complaint against Creative Compounds, Inc., alleging various claims including (1) violation of Section 43 of the Lanham Act, (2) violation of California's Unfair Competition Law, (3) violation of California's False Advertising Law, (4) Trade Libel and Business Disparagement and (5) Intentional Interference with Prospective Economic Advantage. On October 23, 2015, Creative Compounds filed its answer to the Company's complaint denying the Company's allegations. A trial date of September 18, 2017 has been set by the Court. The parties are currently engaged in fact discovery.

Although we believe the above litigation matter is supported by valid claims, there is no assurance NAI will prevail in this litigation matter or in similar proceedings it may initiate or that litigation expenses will be as anticipated

ITEM 1A. RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2015 Annual Report, as well as the other information in our 2015 Annual Report, this report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and our stockholders could lose all or a portion of the value of their investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the quarter ended March 31, 2016, we repurchased 16,900 shares of our common stock at a total cost of $329,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of March 31, 2016)
January 1, 2016 to January 31, 2016	16,900	$6.93	16,900	$1,189,000
February 1, 2016 to February 29, 2016	—	—	—	—
March 1, 2016 to March 31, 2016	—	—	—	—

Total	16,900		16,900	$1,189,000

1.	On June 3, 2011, we announced a plan to repurchase up to $2 million in shares of our common stock.
2.	On February 6, 2015, the Board of Directors authorized a $1 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3 million.
3.	On May 11, 2015, the Board of Directors authorized a $2 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $5 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2016

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By: /s/ Mark A. LeDoux

       Mark A. LeDoux, Chief Executive Officer

       (principal executive officer)

By: /s/ Michael E. Fortin

        Michael E. Fortin, Chief Financial Officer

        (principal financial and accounting officer)