Form 10-K
period 2016-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2016-09-19
CIK 787253

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

000-15701

(Commission file number)

NATURAL ALTERNATIVES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State of incorporation)	(IRS Employer Identification No.)

1535 Faraday Ave Carlsbad, CA 92008	(760) 744-7340
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value per share	Nasdaq Global Market

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

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2015) was approximately $54,798,557 (based on the closing sale price of $10.34 reported by Nasdaq on December 31, 2015). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of September 8, 2016, 6,868,628 shares of NAI’s common stock were outstanding, net of 958,049 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 2, 2016, to be filed on or before October 28, 2016.

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

As our primary business activity, we provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also own a patent estate related to the ingredient known as beta-alanine, which is primarily commercialized through the direct sale of this raw material under our CarnoSyn® trademark.

History

Originally founded in 1980, Natural Alternatives International, Inc. reorganized as a Delaware corporation in 1989. Our principal executive offices were located at 1185 Linda Vista Drive, San Marcos, California, 92078 until relocating to 1535 Faraday Ave, Carlsbad, CA 92008 during August 2016.

In January 1999, we formed Natural Alternatives International Europe S.A. (NAIE) as our wholly owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened its manufacturing facility which has grown over the ensuing years and currently possesses manufacturing capability in encapsulation, powders, and tablets, finished goods packaging, quality control, laboratory testing, warehousing, distribution and administration.

Historically, as part of our business strategy, we have sought to commercialize our patent estate through contract manufacturing, royalty and license agreements. From March 2009 through March 31, 2015, we had an agreement with Compound Solutions, Inc. (CSI) to grant a license to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights to CSI and customers of CSI who purchased beta-alanine from CSI under the CarnoSyn® trademark. During the term of this relationship, we received a fee from CSI that varied based on the quantity and source of beta-alanine sold by CSI. We terminated our relationship with CSI effective April 1, 2015 and began directly selling beta-alanine, and licensing our related patent and trademark rights, in order to take advantage of strategic opportunities, including opportunities to provide additional contract manufacturing services, further commercialize our patent estate, and to increase our top-line revenue and profit profile.

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

Overview of our Facilities and Operations

Our U.S.-based operations are located in Vista and Carlsbad, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory, and other research and development services. Our manufacturing facilities were recertified on December 20, 2012 by the Therapeutic Goods Administration (TGA) of Australia after its audit of our GMP. TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen to thirty six months. During August 2016, TGA completed an inspection of our facility and quality systems for compliance with good manufacturing practices, and a renewed 36 months GMP clearance is expected in the coming months.

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

Our U.S. operations have also been certified by Health Canada as compliant with GMP requirements as outlined in Part 3 of the Canadian Natural Health Products Regulations.  Health Canada is the department of the Canadian government with responsibility for national public health.  Health Canada has initiated work to modernize its regulatory system for food and health products.  Health Canada plays an active role in ensuring access to safe and effective drugs and health products while giving high priority to public safety and striving to provide information needed to make healthy choices and informed decisions regarding one’s health.  NAI was issued its initial certification in December 2011 and received its most recent renewal in November 2015.  Not only does this approval demonstrate another level of regulatory compliance for NAI, it may also ease the approval process for our customers who import products into Canada.

During March 2015, our California facilities became certified as Organic Processor and Handler by Natural Food Certifiers (NFC).  This certification demonstrates that we meet the USDA National Organic Program standards and allows us to expand our contract manufacturing and packaging services to include Organic labeled products.  The certification requires annual renewal and we believe we will obtain renewals annually. We are registered with the State of California, Department of Public Health Food and Drug Branch as an organic processor. Additionally, we are certified by various Rabbinical and Halal authorities to produce Kosher and Halal certified products. These certifications guarantee that the facility, processes, and ingredients of certified products have been reviewed and found to be in compliance with the strict dietary laws of the respective Jewish and Muslim communities

NAIE also operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license to process pharmaceuticals for packaging, import, export and sale within Switzerland and other countries from the Swissmedic Authority of Bern, Switzerland. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying that NAIE’s expanded facilities conform to GMP. In January 2013, following the additional upgrade of NAIE’s manufacturing facilities to include the manufacture of pharmaceuticals, NAIE obtained an additional pharmaceutical approval from the Swissmedic Authority certifying that NAIE’s upgraded facilities conform to GMP. We believe these licenses and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and improve our ability to develop relationships with new customers. Our Swissmedic licenses are valid until February 2019.

In addition to our operations in the U.S. and Switzerland, we have had a representative in Japan for many years who provides a range of services to our customers currently present in or seeking to expand into the Japanese market and other markets in the Pacific Rim. These services include regulatory and marketing assistance along with guidance and support in adapting products to these markets.

Business Strategy

Our goals are to achieve long-term growth and profitability and to diversify our sales base. To accomplish these goals, we have and intend to continue to seek to do the following:

•

leverage our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers and assist in developing relationships with additional quality oriented customers;

•

expand the commercialization of our beta-alanine patent estate through raw material sales, introduction of new products, new contract manufacturing opportunities, license and sub-license agreements, and protecting our proprietary rights;

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

We also believe there is significant opportunity with the commercialization of our patent estate through the introduction of CarnoSyn® beta-alanine into additional markets and with the introduction of new beta-alanine product offerings. Currently, a majority of our sales of CarnoSyn® are to companies that operate in the sports nutrition channel and are focused on products containing the instant release form of beta-alanine. We believe that there are several other markets and distribution channels that represent growth opportunities for the distribution of CarnoSyn® beta-alanine. We have also recently introduced SR CarnoSyn®, which we believe is a superior form of beta-alanine based on its sustained release profile that allows for increased daily dosing and improved muscle retention of carnosine. We believe the introduction of SR CarnoSyn® beta-alanine is an important step in the further commercialization of our patent estate and is even more important because our patents related to instant release beta-alanine expire in August 2017 while our patents for SR CarnoSyn® extend through 2026.

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

Products, Principal Markets and Methods of Distribution

Our primary business activity is to provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Our private-label contract manufacturing customers include companies that market nutritional supplements through direct sales marketing channels, direct response television and retail stores. We manufacture products in a variety of forms, including capsules, tablets, chewable wafers, and powders to accommodate a variety of our customer’s preferences.

We provide strategic partnering services to our private-label contract manufacturing customers, including the following:

•	customized product formulation;

•	clinical studies;

•	manufacturing;

•	marketing support;

•	international regulatory and label law compliance;

•	international product registration; and

•	packaging in multiple formats and labeling design.

We also seek to commercialize our patent and trademark through direct distribution and sale of CarnoSyn® and SR CarnoSyn®, new contract manufacturing opportunities, and various license and similar arrangements.

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2016		2015
	$	%	$	%
Private-label Contract Manufacturing	$92,420	81	$69,670	88
Patent and Trademark Licensing	21,781	19	9,140	11
Branded Products	-	-	698	1
Total Net Sales	$114,201	100	$79,508	100

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

Our research and development expenses for the last two fiscal years ended June 30 remained consistent at $1.1 million in each fiscal period.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. In addition, the commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. We conduct identity testing for all raw materials we purchase and, on a predetermined testing protocol basis, we evaluate raw materials to ensure their quality, purity and potency before we use them in our products. We typically buy raw materials in bulk from qualified vendors located both within and outside the U.S. During fiscal 2016, we did not have any suppliers that represented more than 10% of our total raw material purchases.

Our contract manufacturing business did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials during fiscal 2016. However, there continues to be significant pricing pressures associated with various vitamins, minerals and herbs in the raw material marketplace. In early March 2011, the factory that produces the major supply of beta-alanine sold under our CarnoSyn® trade name was damaged as a result of the massive earthquake off the coast of Sendai, Japan resulting in a significant beta-alanine supply interruption. While this Japanese factory resumed operations in June 2011 and was able to produce beta-alanine at historical levels during fiscal 2012, there is no assurance this or any other facility will not incur future production interruptions as a result of causes outside our control. Throughout fiscal 2017, we expect to continue to experience difficulties in sourcing various raw materials as a result of worldwide shortages, and other supply constraints. We also believe raw material and product cost pricing pressures will continue throughout fiscal 2017 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs.

Customers

We have two private-label contract manufacturing customers that individually represent more than 10% of our consolidated net sales. The loss of any one of these customers could result in a significant negative impact to our financial position and results of operations. We continue to focus on obtaining new private-label contract manufacturing customers to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

Competition

We compete with other manufacturers, distributors and marketers of vitamins, minerals, herbs, and other nutritional supplements both within and outside the U.S. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements comes from many sources. These products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), health and natural food stores, and direct sales channels (network marketing, internet marketing and mail order).

We believe private-label contract manufacturing competition in our industry is based on, among other things, customized services offered, product quality and safety, innovation, price and customer service. We believe we compete favorably with other companies because of our ability to provide comprehensive solutions for customers, our certified manufacturing operations, our commitment to quality and safety, and our research and development activities.

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

The nutritional supplement industry is highly competitive and we expect the level of competition to remain high over the near term. We do not believe it is possible to accurately estimate the total number or size of our competitors. The nutritional supplement industry has undergone consolidation in the recent past and we expect that trend may continue in the near term.

Government Regulation

Our business is subject to varying degrees of regulation by a number of government authorities in the U.S., including the FDA, the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Various state and local agencies where we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business these and other authorities regulate include, among others:

•	product claims and advertising;

•	product labels;

•	product ingredients; and

•	how we manufacture, package, distribute, import, export, sell and store our products.

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the U.S., while the FTC regulates marketing and advertising claims. In August 2007, a new rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold nutritional supplements to meet certain GMP’s to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by the FDA and believe we are currently operating within the FDA mandated GMP.

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

We are also subject to a variety of other regulations in the U.S., including those relating to bioterrorism, taxes, labor and employment, import and export, the environment and intellectual property. All of these regulations require significant financial and operational resources to ensure compliance, and we cannot assure you we will always be in compliance despite our best efforts to do so.

Our operations outside the U.S. are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the U.S. and may vary from country to country. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. In other markets outside the U.S., we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on reformulation of our products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our ability to enter certain markets outside the U.S. As with the costs of regulatory compliance in the U.S., foreign regulations require significant financial and operational resources to ensure compliance, and we cannot assure you we will always be in compliance despite our best efforts to do so. Our failure to maintain regulatory compliance within and outside the U.S. could impact our ability to sell our products and thus, adversely impact our financial position and results of operations.

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to corporate, brand and product names. We own 30 trademark registrations, including thirteen incontestable registrations, in the U.S. Federal registration of a trademark affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent others from using the same or similar marks. However, to the extent a common law user has made prior use of the mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration can be subject to that user’s rights in that geographic area.

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

Patents and Patent Licenses. We currently own fourteen U.S. patents and thirty-two corresponding patents registered in countries throughout North America, Europe and Asia. We also have pending applications in several countries. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI and we make certain ongoing royalty payments to the prior owners of the patents. We also license rights to certain uses that are covered by the patents to the prior owners. The royalty payments and license continue until the expiration of the patents. We also sell beta-alanine, and license our patent and trademark rights related to beta-alanine. Twenty-four of our patents expire in 2017, 1 patent expires in 2024 and twenty-one patents expire in 2026.

Beginning in fiscal 2009, the licensing, raw material sales, and revenues we have received associated with the sale and license of beta-alanine under the CarnoSyn® trade name have grown steadily from $515,000 in fiscal 2009 to $21.8 million in fiscal 2016. During fiscal 2016, our revenues included $235,000 of royalties and $21.6 million related to the direct sale of beta-alanine. We incurred intellectual property litigation and patent compliance expenses of approximately $2.0 million during fiscal 2016 primarily in connection with our efforts to protect our proprietary rights and patent estate. We expect to continue to incur these types of litigation expenses during fiscal 2017.

Employees

As of June 30, 2016, we employed 177 full-time employees in the U.S., three of whom held executive management positions. Of the remaining full-time employees, 39 were employed in research, laboratory and quality control, 16 in sales and marketing, and 119 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2016, we had 39 temporary personnel.

As of June 30, 2016, NAIE employed an additional 42 full-time employees and 27 temporary personnel. Most of these positions were in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good.

Seasonality

Although we believe there is little if any material impact on our business or results of operations from seasonal factors, we have experienced and expect to continue to experience variations in quarterly net sales due to the timing of private-label contract manufacturing and CarnoSyn® beta-alanine raw material orders.

Financial Information about Our Business Segments and Geographic Areas

Our operations are comprised of three reportable segments:

•	Private-label contract manufacturing, in which we primarily provide manufacturing services to companies that market and distribute nutritional supplements and other health care products.

•	Royalty, licensing, and raw material sales associated with the sale and license of beta-alanine under our CarnoSyn® trademark.

•

Branded products, in which we marketed and distributed branded nutritional supplements through direct-to-consumer marketing programs, and under which we developed, manufactured and marketed our own products and worked with nationally recognized persons to develop brand name products that reflected their individual approach to restoring, maintaining or improving health. We discontinued the sole remaining product line in this segment effective September 15, 2014. All termination activities related to the last remaining product line were substantially completed by December 31, 2014. We did not change the financial presentation in this report to reflect the branded products segment as “Discontinued Operations” as the wind down of this product line did not meet the criteria for discontinued operations presentation as prescribed by applicable accounting regulations (ASC 205-20).

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia, as well as Canada, Mexico and South Africa. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S.

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

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2016, sales to our largest customer, The Juice Plus+ Company, were approximately 43% of our consolidated net sales. We also have one other private-label contract manufacturing customer that represented 12% of our consolidated net sales. No other customers represented more than 10% of our consolidated net sales. The loss of one of these customers or other major customers, a significant decrease in sales to these customers, or a significant change in their business or personnel, could materially affect our financial condition and results of operations. Furthermore, the timing of our customers’ orders is impacted by, among others, their marketing programs, customer demand, supply chain management, entry into new markets and new product introductions, all of which are outside of our control. All of these attributes have had and are expected to have a significant impact on our business.

Our future growth and stability depends, in part, on our ability to diversify our sales. Our efforts to establish new sales from existing customers and new customers could require significant initial investments, which may or may not result in higher sales and improved financial results.

Our business strategy depends in large part on our ability to develop new product sales from current and new customer relationships. These activities often require a significant up-front investment including, among others, customized formulations, regulatory compliance, product registrations, package design, product testing, pilot production runs, and the build-up of initial inventory. We may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time we generate net sales from new products or customers, and it is possible that we may not generate material revenue from new products or customers after incurring such expenditures. If we incur significant expenses and investments in inventory that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected.

We currently derive significant revenues and income from sales of beta-alanine and licensing our patents that expire in August 2017. Our ability to maintain or grow our sales of beta-alanine and license revenue from our other patents is contingent on our ability to commercialize the sale of beta-alanine under our SR Carnosyn® trademark and maintain or grow our license revenue from our other patents, which does not expire until 2026.

We own multiple patents and trademarks related to the use of beta-alanine in food and nutritional supplements. A majority of our revenue and income from this segment is currently derived from activity related to licensing our patents associated with instant release beta-alanine, sold under our trade name CarnoSyn®. Our patents related to instant release CarnoSyn® expire in August 2017. While we believe there will be a certain portion of the market that still sees value in utilizing our CarnoSyn® trade name, we anticipate we will be required to reduce our sales price, and license fees in order to compete with generic beta-alanine sources.

We have recently introduced SR CarnoSyn®, which we believe is a superior form of beta-alanine based on its sustained release profile that allows for increased daily dosing and improved muscle retention of carnosine. Our patents related to SR CarnoSyn® extend through 2026 and we believe the introduction of SR CarnoSyn® beta-alanine is an important step in the further commercialization of our patent estate. There can be no assurance we will be successful in getting the market to transition to this new form of beta-alanine or we will be successful launching new products utilizing SR CarnoSyn® beta-alanine in former and new product channels and markets. If we are not successful it could have a material adverse effect on our business, results of operations, and financial condition.

We have incurred, and may continue to incur significant costs defending our intellectual property. We may be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others.

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents and similar intellectual property. We may continue to incur significant patent and trademark litigation costs associated with defending this intellectual property. During fiscal 2016, we incurred approximately $2.0 million in patent litigation and prosecution expense and may incur significant similar expenses during fiscal 2017. These efforts are described in more detail under Item 3 of this report. There is no assurance we will be able to protect our intellectual property adequately or that our intellectual property rights will be upheld. If pending legal proceedings to invalidate our patent rights are successful, they could have a material adverse impact upon our financial condition and results of operations. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. If such infringement claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance a license would be available on terms acceptable or favorable to us, if at all.

Our operating results will vary. We have experienced a decline in net sales and incurred losses in past years and there is no guarantee our sales will improve or we will earn a profit in future years. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our net sales increased during fiscal 2016 as compared to fiscal 2015 but there can be no assurance our net sales will continue to improve in the near term, or we will earn a profit in any given year. We have experienced net losses in the past and may incur losses in the future. Our operating results may fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We anticipate generating positive net income in fiscal 2017, although there is no assurance we will be able to do so. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets and could increase our costs.

The manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the U.S. and in other countries. For example, we are required to comply with certain GMP and incur costs associated with the audit and certification of our facilities. Failure to comply with governmental regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by a governmental agency could materially adversely affect our ability to successfully market our products and services. In addition, if the governmental agency has reason to believe the law is being violated (for example, if it believes we do not possess adequate substantiation for product claims), it can initiate an enforcement action. Governmental agency enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by a governmental agency could materially adversely affect our ability and our customers’ ability to successfully market and continue selling those products.

Before commencing operations of marketing our products in markets outside the U.S., we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. Furthermore, the regulations of these countries may conflict with those in the U.S. and with each other. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. The cost of complying with these various and potentially conflicting regulations can be substantial and could adversely affect our results of operations.

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

Our results of operations are affected by the level of business activity of our customers and licensees, which in turn is affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private-label contract manufacturing customers and products sold or manufactured by others using our licensed patent rights. Any decline in economic conditions in the U.S. and the various foreign markets in which our customers operate could negatively impact our customers’ businesses and our operations. A renewed or further decline in consumer demand and the level of business activity of our customers due to economic conditions could have a material adverse effect on our revenues and profit margins.

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

We buy our raw materials from a limited number of suppliers. During fiscal 2016 and fiscal 2015, we did not have any suppliers that represented more than 10% of our raw material purchases. Still, the loss of any of our major suppliers or of a supplier that provides any hard to obtain materials could adversely affect our business operations. Although we believe we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or with our customer’s consent to substitute different materials from alternative sources.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. Since fiscal 2009, we have experienced increases in various raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business. Increasing raw material and product cost pricing pressures have continued throughout fiscal 2016 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs. We expect these pressures to continue through fiscal 2017. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset negative effects of cost increases on our results of operations or financial condition.

There can be no assurance suppliers will provide the quality raw materials needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes, natural disasters, or other catastrophic events.

In addition, our efforts to commercialize our patent estate and the revenues we receive from related supply agreements, are substantially dependent on the availability of the raw material beta-alanine and sales of such raw material or products incorporating such raw material. The availability of beta-alanine, and thus sales of such raw material and products using such material, would be negatively impacted by any shortages, interruptions and similar risks described above, which could in turn adversely affect the amount of revenue and product margin we earn from the sale of beta-alanine. In early March 2011, the factory that produces a major supply of beta-alanine sold under our CarnoSyn® trade name was damaged as a result of the massive earthquake off the coast of Sendai, Japan resulting in a significant beta-alanine supply interruption. As a result, our fiscal 2011 fourth quarter beta-alanine licensing revenue declined 85% from the preceding quarter ended March 31, 2011. While this Japanese factory resumed operations in June 2011 and is producing beta-alanine at historical levels, there is no assurance this or any other facility will not incur future production interruptions as a result of additional environmental or other causes outside our control.

Our industry is highly competitive and we may be unable to compete effectively. Increased competition could adversely affect our financial condition.

The market for our products, and those of our customers, is highly competitive. Many of our competitors are substantially larger and have greater financial resources and broader name recognition than we do. Our larger competitors may be able to devote greater resources to research and development, marketing and other activities that could provide them with a competitive advantage. Our market has relatively low entry barriers and is highly sensitive to the introduction of new products that may rapidly capture a significant market share. Our competitors may not stress the level of quality we provide and could manufacture at lower costs, they are largely private and not subject to the same disclosure requirements of us as a publicly traded company. Increased competition could result in price reductions, reduced gross profit margins or loss of market share, any of which could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to compete in this intensely competitive environment.

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

We maintain product liability insurance coverage, including primary product liability and excess liability coverage. The cost of this coverage has increased dramatically in recent years, while the availability of adequate insurance coverage has decreased. While we expect to be able to continue our product liability insurance, there can be no assurance we will in fact be able to continue such insurance coverage, or that our insurance will be adequate to cover any liability we may incur, or our insurance will continue to be available at an economically reasonable cost.

Additionally, it is possible one or more of our insurers could exclude from our coverage certain ingredients used in our products. In such event, we may have to stop using those ingredients or rely on indemnification or similar arrangements with our customers who wish to continue to include those ingredients in their products. A substantial increase in our product liability risk or the loss of customers or product lines could have a material adverse effect on our results of operations and financial condition.

If we or our private-label contract manufacturing customers expand into additional markets outside the U.S. or our or their sales in markets outside the U.S. increase, our business could become increasingly subject to political, economic, regulatory and other risks in those markets, which could adversely affect our business.

Our future growth may depend, in part, on our ability and the ability of our private-label contract manufacturing customers to expand into additional markets outside the U.S. or to improve sales in markets outside the U.S. There can be no assurance we or our customers will be able to expand in existing markets outside the U.S. or enter new markets on a timely basis, or that new markets outside the U.S. will be profitable. There are significant regulatory and legal barriers in markets outside the U.S. that must be overcome to operate in such markets. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Our sales and operations outside the U.S. are subject to political, economic and social uncertainties including, among others:

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

Any changes related to these and other factors could adversely affect our business, profitability and growth prospects. If we or our customers expand into additional markets outside the U.S. or improve sales in markets outside the U.S., these and other risks associated with operations outside the U.S. may increase.

Our business is subject to the effects of adverse publicity, which could negatively affect our sales and revenues.

Our business can be affected by adverse publicity or negative public perception about our industry, our competitors, our customers, or our industry generally. Adverse publicity may include publicity about the nutritional supplements industry generally, the efficacy, safety and quality of nutritional supplements and other health care products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors, or our customers. Any adverse publicity or negative public perception could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations could be adversely affected if any of our products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated and unwanted health consequences.

If we are unable to attract and retain qualified management personnel, our business may suffer.

Our executive officers and other management personnel are primarily responsible for our day-to-day operations. We believe our success depends largely on our ability to attract, maintain and motivate highly qualified management personnel. Competition for qualified individuals can be intense, has been increasing in recent years, and we may not be able to hire additional qualified personnel in a timely manner or on terms that would not substantially increase our costs. Our inability to retain a skilled professional management team could adversely affect our ability to successfully execute our business strategies and achieve our goals.

Our manufacturing and third party fulfillment activities are subject to certain risks.

We manufacture the vast majority of our products at our manufacturing facility in California. As a result, we are dependent on the uninterrupted and efficient operation of this facility. Our manufacturing operations are subject to power failures, blackouts, the breakdown, failure or substandard performance of our leased facilities, our equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of governmental agencies, including the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slowdowns or delays in our operations. While we have implemented and are evaluating various emergency, contingency and disaster recovery plans and maintain business interruption insurance, there can be no assurance the occurrence of these or any other operational problems at our facilities in California or at NAIE’s facility in Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance our contingency plans will prove to be adequate or successful if needed or our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations.

We outsource our beta-alanine fulfillment and distribution activities. The operation of the third party service provider’s facilities is subject to the interruption and similar risks described above for our facilities and there can be no assurance these interruptions or any other operational problem at such third party’s facilities would not have a material adverse effect on our business, financial condition and results of operations.

We may pursue acquisitions of other companies that, if not successful, could adversely affect our business, financial condition and results of operations.

We may pursue acquisitions of companies we believe could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. Acquisitions involve numerous risks, including the following:

•	potential difficulties related to integrating the products, personnel and operations of the acquired company;

•	failure to operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices;

•	diverting management’s attention from the other daily operations of the business;

•	entering markets in which we have no or limited prior direct experience and where competitors in such markets have stronger market positions;

•	potential loss of key employees of the acquired company;

•	potential inability to achieve cost savings and other potential benefits expected from the acquisition;

•	an uncertain sales and earnings stream from the acquired company; and

•

potential impairment charges, which may be significant, against goodwill and purchased intangible assets acquired in the acquisition due to changes in conditions and circumstances that occur after the acquisition, many of which may be outside of our control.

There can be no assurance that acquisitions we may pursue will be successful. If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating the acquired company’s employees, products or operations successfully, our business, financial position or results of operations could be adversely affected.

Collectively, our officers and directors own a significant amount of our common stock, giving them influence over corporate transactions and other matters and potentially limiting the influence of other stockholders on important policy and management issues.

Our officers and directors, together with their families and affiliates, beneficially owned approximately 23% of our outstanding shares of common stock as of June 30, 2016, including approximately 17% of our outstanding shares of common stock beneficially owned by Mark LeDoux, our Chief Executive Officer and Chairman of the Board, and his family and affiliates. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

Various transactions could be delayed, deferred, or prevented without the approval of stockholders, including the following:

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

It is possible our cash from operations could become insufficient to meet our working capital needs and/or to implement our business strategies. In such an event there can be no assurance our existing line of credit would be sufficient to meet our working capital needs. Furthermore, if we fail to maintain certain loan covenants we may no longer have access to our credit line. Our credit line terminates in January 2019 and there is no guarantee we will be able to extend or renew this credit line on favorable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lower our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, if we did not have any alternate funds we might not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, respond to competitive pressures or meet unanticipated customer requirements.

At any given time it could be difficult for us to raise capital due to a variety of factors, some of which may be outside a our control, including a tightening of credit markets, overall poor performance of stock markets, and/or an economic slowdown in the U.S. or other countries, or in the businesses of our customers. Thus, there is no assurance we would be able to raise additional capital if needed. To the extent we do raise additional capital the ownership position of existing stockholders would be diluted. Similarly, there can be no assurance additional financing will be available if needed or that it will be available on favorable terms. Under the terms of our credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender.

Our inability to raise additional capital or to obtain additional financing if needed could negatively affect our ability to implement our business strategies and meet our goals. This, in turn, could adversely affect our financial condition and results of operations.

If certain provisions of our Certificate of Incorporation, Bylaws and Delaware law are triggered, the market for our shares may decrease.

Certain provisions in our Certificate of Incorporation, Bylaws and Delaware corporate law may discourage unsolicited proposals to acquire our business, even if the proposal would benefit our stockholders. Those provisions include one that authorizes our Board of Directors, without stockholder approval, to issue up to 500,000 shares of preferred stock having such rights, preferences, and privileges, including voting rights, as the Board of Directors designates. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Any or all of these provisions could delay, deter or prevent a takeover of our company and could limit the price investors are willing to pay for our common stock and the number of investors willing to own our common stock.

Our stock price could fluctuate significantly.

Stock prices in general can be volatile and ours is no different. The trading price of our stock may fluctuate in response to the following, as well as other, factors:

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

The stock market has historically experienced significant price and volume fluctuations. There can be no assurance that an active market in our stock will continue to exist or that the price of our common stock will not decline. Our future operating results may be below the expectations of securities analysts and investors. If this were to occur, the price of our common stock could decline, perhaps substantially.

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

This table summarizes our facilities as of June 30, 2016. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date
San Marcos, CA USA(1)	NAI corporate headquarters, previous	29,500	Leased	August 2016
Vista, CA USA(2),(3)	Manufacturing, warehousing, packaging and distribution	162,000	Leased	March 2024
Manno, Switzerland(4)	Manufacturing, warehousing, packaging and distribution	94,217	Leased	June 2019
Carlsbad, CA USA(5)	NAI corporate headquarters, new	20,981	Owned	N/A

(1)	This facility was previously owned and sold during February 2016, and was leased though a sale-leaseback agreement through August 2016. The property was vacated during August 2016

(2)	This facility is used by NAI primarily for its private-label contract manufacturing segment.

(3)	We use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions.

(4)	This facility is used by NAIE, our wholly owned Swiss subsidiary, in connection with our private-label contract manufacturing segment.

(5)	We purchased the Carlsbad facility in March 2016 and began to occupy as our new corporate headquarters during August 2016.

ITEM 3.	LEGAL PROCEEDINGS

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

As of September 19, 2016, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding.

In 2011, NAI filed a lawsuit against Woodbolt Distribution, LLC, also known as Cellucor (“Woodbolt”), and both NAI and Woodbolt filed additional lawsuits and countersuits against each other. NAI and Woodbolt subsequently settled all of the lawsuits between them, but not before the United States Patent and Trademark Office (“USPTO”) at Woodbolt’s request rejected the claims of one NAI patent. The ruling rejecting the claims of one NAI patent was subsequently confirmed by the Patent Trial and Appeal Board (PTAB) at the USPTO, and that confirmation is presently subject to a request by NAI for a rehearing. The NAI Patent rejected by the USPTO expires in August 2017.

On September 18, 2015, the Company filed a complaint against Creative Compounds, Inc., alleging various claims including (1) violation of Section 43 of the Lanham Act, (2) violation of California's Unfair Competition Law, (3) violation of California's False Advertising Law, (4) Trade Libel and Business Disparagement and (5) Intentional Interference with Prospective Economic Advantage. On October 23, 2015, Creative Compounds filed its answer to the Company's complaint denying the Company's allegations. A trial date of September 18, 2017 has been set by the Court. The parties are currently engaged in fact discovery. On August 24, 2016, the Company filed a separate complaint against Creative Compounds, Inc., alleging infringement of U.S. patent 7,825,084. No answer has been filed.

On July 1, 2016, the Company filed a complaint in U.S. District Court for the Southern District of California against Cenegenics, LLC, alleging infringement of U.S. patents 7,504,376 and 7,825,084. On August 3, 2016, the Company filed an amended complaint to assert infringement of the same patents against Cenegenics' contract manufacturer, Atlantic-Pro Nutrients d/b/a Xymogen, LLC. No answer has been filed by either defendant to date.

On July 6, 2016, the Company filed a complaint against Allmax Nutrition, Inc. in U.S. District Court for the Southern District of California, alleging (1) infringement of U.S. patents 5,965,596, 6,172,098, 7,825,084 and RE 45,947, (2) violation of Section 32 of the Lanham Act, and (3) copyright infringement. No answer has been filed by Allmax to date.

On August 2, 2016, the Company filed a complaint against Muscle Sports Products, LLC in U.S. District Court for the Southern District of California, alleging infringement of its CarnoSyn® and CarnoSyn Beta Alanine® trademarks. No answer has been filed to date.

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

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2016 and 2015:

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$6.41	$5.60	$6.70	$4.95
Second Quarter	$10.74	$5.40	$6.63	$5.00
Third Quarter	$13.80	$6.72	$5.72	$5.02
Fourth Quarter	$14.50	$10.05	$5.88	$5.31

Holders

As of September 8, 2016, there were approximately 220 stockholders of record of our common stock. On that same date, the last sales price of our common stock as reported on Nasdaq was $10.89 per share.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend while such facility is in place.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2016, we did not sell or otherwise issue any unregistered securities.

Repurchases

During the quarter ended June 30, 2016, we did not repurchase any shares of our common stock.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2016:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Shares of Outstanding Restricted Stock	Weighted- Average Exercise Price of Outstanding Restricted Stock	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a) and (c))

	(a)	(b)	(c)	(d)	(e)
Equity compensation plans approved by stockholders	140,000	$6.36	310,321	N/A	508,104
Equity compensation plans not approved by stockholders	N/A	N/A	N/A	N/A	N/A
Total	140,000	$6.36	310,321	N/A	508,104

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2016 and 2015 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

Our primary business activity is providing private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to one or two private-label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales, royalty and licensing revenue generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® trademark.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private-label contract manufacturing customers, and commercializing our patent estate through sales of beta-alanine under our Carnosyn® and SR Carnosyn® trade names, contract manufacturing and license agreements.

We have historically developed, manufactured and marketed our own branded products, most recently under the Pathway to Healing® product line. However, due to the steady decline in sales of this product line over the prior several years, we decided to discontinue the product line. All termination activities related to the Pathway to Healing® product line were substantially complete by December 31, 2014. We did not change the financial presentation in this report to reflect the branded products segment as “Discontinued Operations” as the wind down of this product line did not meet the criteria for discontinued operations presentation as prescribed by applicable accounting regulations (ASC 205-20).

During fiscal 2016, our net sales were 44% higher than in fiscal 2015. Private-label contract manufacturing sales increased 33% due primarily to the sale of higher volumes of existing products to existing customers and new product sales to new and existing customers, partially offset by unfavorable foreign exchange rates as compared to the prior year period. Our foreign exchange rates as applied to sales denominated in Euro deceased to a weighted average of 1.11 EUR/USD in fiscal 2016 from a weighted average of 1.31 EUR/USD during fiscal 2015. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales increased to 43% in fiscal 2016 from 37% for fiscal 2015. We expect our fiscal 2017 revenue concentration as a percentage of consolidated net sales for this customer to be consistent with fiscal 2016.

During fiscal 2016, CarnoSyn® beta-alanine revenue increased 138% to $21.8 million as compared to $9.1 million for fiscal 2015. The increase in beta-alanine revenue was primarily due to the increase in raw material sales as a result of taking over the direct sale and distribution of beta-alanine raw materials effective April 1, 2015. We had raw material sales of beta-alanine totaling $21.6 million for fiscal 2016 and $4.4 million raw material sales during fiscal 2015. We expect our beta-alanine raw material sales during fiscal 2017 will be consistent with our fiscal 2016 sales.

During fiscal 2016, twelve new beta-alanine patents were issued to NAI.  This new intellectual property related to a broad range of beta-alanine method and composition claims which covered sustained release formulations for beta-alanine.  As of June 30, 2016, NAI possessed twenty-six beta-alanine patents and twenty sustained release beta-alanine patents.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $2.0 million during fiscal 2016 and $1.6 million during fiscal 2015. The majority of our litigation activity was related to litigation with Woodbolt Distribution, LLC, also known as Cellucor (Woodbolt), which was settled during the third quarter of 2016 and we do not expect costs related to this case to continue. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of this report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® trademark, maintain our patent rights, the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, the ability to further commercialize our existing patents, and the continued compliance by third parties with our patent and trademark rights.

Net sales from our branded products declined 100% in fiscal 2016 as compared to fiscal 2015 due to our product line discontinuation efforts described above.

During fiscal 2017, we plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and assist us in developing relationships with additional quality oriented customers;

•

Expanding the commercialization of our beta-alanine patent estate through raw material sales, developing a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® trademark, new contract manufacturing opportunities, license agreements and protecting our proprietary rights;

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 8 in this report have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Our significant accounting policies are described in the notes to our consolidated financial statements. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Some of our critical accounting policies include those listed below.

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

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold by us under our CarnoSyn® and SR Carnosyn® trademarks, and combined with a license to our patent estate. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $21.8 million during fiscal 2016 and $9.1 million during fiscal 2015. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $865,000 during fiscal 2016 and $806,000 during fiscal 2015.

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

Accounting for Income Taxes

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2016 and June 30, 2015, we had not recorded any tax liabilities for uncertain tax positions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of fiscal 2016, we concluded that it was more likely than not that we would be able to realize the benefit of our federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on our net deferred tax assets by $193,000 at June 30, 2016. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

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

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2016, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. As of June 30, 2016, the notional amounts of our foreign exchange contracts were $19.0 million (EUR 16.8 million). These contracts will mature over the next 12 months.

Results of Operations

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales (dollars in thousands).

	Fiscal Year Ended
	June 30, 2016		June 30, 2015		Increase (Decrease)
Private-label contract manufacturing	$92,420	81%	$69,670	88%	$22,750	33%
Patent and trademark licensing	21,781	19%	9,140	11%	12,641	138%
Branded products	–	–%	698	1%	(698)	(100)%
Total net sales	114,201	100%	79,508	100%	34,693	44%
Cost of goods sold	88,943	78%	65,169	82%	23,774	37%
Gross profit	25,258	22%	14,339	18%	10,919	76%
Selling, general & administrative expenses	13,000	11%	10,180	13%	2,820	28%
Income from operations	12,258	11%	4,159	5%	8,099	193%
Other income, net	1,314	1%	148	0%	1,166	785%
Income before income taxes	13,572	12%	4,307	5%	9,265	213%
Provision for income taxes	4,026	4%	961	1%	3,065	319%
Net income	$9,546	8%	$3,346	4%	$6,200	185%

Private-label contract manufacturing net sales increased 33% primarily due to the sale of higher volumes of existing products to existing customers and new product sales to new and existing customers, partially offset by unfavorable foreign exchange rates as compared to the prior year period. Our foreign exchange rates as applied to sales denominated in Euro deceased to a weighted average of 1.11 EUR/USD in fiscal 2016 from a weighted average of 1.31 EUR/USD during fiscal 2015. Net sales to our largest customer represented a majority of our increase in private-label contract manufacturing sales, which included an increase in international sales of 45% and an increase in domestic sales of 90%. The increase in international sales during fiscal 2016 is primarily due to increased consumer demand, partially offset by the decreased Euro foreign exchange rate as compared to fiscal 2015. The domestic increase is primarily due to sales of a new product we were awarded in fiscal 2016, partially offset by a decrease in shipments of existing products in fiscal 2016 as compared to fiscal 2015 related to the timing of orders.

Net sales from our patent and trademark licensing segment increased 138% during fiscal 2016. During fiscal 2016, patent and trademark licensing sales included $0.2 million of royalty income, $21.6 million in direct beta-alanine raw material sales, and zero license fees. During fiscal 2015, patent and trademark licensing sales included $4.7 million of royalty income, $4.4 million in direct beta-alanine raw material sales, and zero license fees. The increase in beta-alanine raw material sales was a result of our decision to take over the direct sale and distribution of beta-alanine effective April 1, 2015. As part of this decision, we allowed our former agreement with CSI to expire as of March 31, 2015, which also discontinued our royalty income stream.

Net sales from our branded products declined 100% in fiscal 2016 as compared to fiscal 2015 due to the discontinuation of our Pathway to Healing® product line. All termination activities related to the Pathway to Healing® product line were substantially complete by December 31, 2014.

Consolidated gross profit margin increased 4.1 percentage points during fiscal 2016 primarily due to the following:

	Percentage Change
Contract manufacturing:
Shift in sales mix and material cost	(4.6	)(1)
Overhead expenses	4.8	(1)
Incremental direct and indirect labor	2.7	(1)
Patent and trademark licensing	1.7	(2)
Branded products	(0.5	)(3)
Total	4.1

1

Private-label contract manufacturing gross profit margin contribution increased 2.9 percentage points in fiscal 2016 as compared to fiscal 2015. The increase in gross profit as a percentage of sales in fiscal 2016 was primarily driven by improved operational throughput and lower per unit manufacturing costs partially offset by the shift in sales and material mix between the periods, including lower average Euro exchange rates.

2

During fiscal 2016, patent and trademark licensing gross profit margin contribution increased 1.7 percentage points due primarily to patent and trademark revenue representing a higher percentage of consolidated net sales on a period over period basis. In addition, we took over the raw material sale and distribution activities for beta-alanine in the fourth quarter of fiscal 2015, which resulted in additional profit contribution per sales dollar during fiscal 2016.

3

Branded products gross profit margin contribution as a percentage of consolidated net sales decreased 0.5 percentage points during fiscal 2016 due to the discontinuation of our Pathway to Healing® product line.

Selling, general and administrative expenses increased $2.8 million, or 28%, during fiscal 2016 as compared to fiscal 2015. This increase was primarily due to increased employee compensation costs, increased litigation and patent compliance expenses, and sales and marketing expenses associated with our patent and trademark licensing segment. The increase in expenses associated with our patent and trademark licensing segment are primarily associated with taking over the direct sale and distribution of beta-alanine effective April 1, 2015 and with our efforts to further commercialize our CarnoSyn® beta-alanine patent estate. Our efforts to further commercialize our CarnoSyn® patent estate included marketing efforts designed to increase CarnoSyn® brand awareness and R&D efforts to develop our recently launched SR CarnoSyn® beta-alanine products. We expect to continue these efforts during fiscal 2017 as we launch SR CarnoSyn® in existing and new markets.

Other income, net increased $1.2 million during fiscal 2016 as compared to fiscal 2015. The increase for fiscal 2016 is due primarily to the sale of our domestic corporate headquarters in San Marcos, CA which resulted in a one-time pre-tax gain of $1.6 million.

Our income tax expense increased $3.1 million during fiscal 2016 as compared to fiscal 2015. The increase is primarily due to increased consolidated pre-tax income and a higher effective tax rate due to domestic operations representing a larger portion of consolidated pre-tax income.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $9.3 million in fiscal 2016 compared to net cash provided by operating activities of $2.7 million in fiscal 2015.

Net income increased by $6.2 million to $9.5 million during fiscal 2016 as compared to net income of $3.3 million in the prior fiscal year. At June 30, 2016, changes in accounts receivable, consisting primarily of amounts due from our private-label contract manufacturing customers and our patent and trademark raw material sales activities, used $3.3 million in cash compared to using $3.1 million in fiscal 2015. The increase in cash used by accounts receivable during fiscal 2016 was primarily due to increased amounts due associated with our patent and trademark business primarily due to timing of sales year over year. The average number of days our accounts receivable were outstanding was 37 days during fiscal 2016, as compared to 38 days for fiscal 2015.

Increases in inventory used $8.2 million in cash during fiscal 2016 compared to providing $276,000 in fiscal 2015. The change in cash activity from inventory during fiscal 2016 was primarily related to inventory purchased to support growing private-label contract manufacturing demand, as well as inventory purchased to support our patent and trademark licensing business as a result of taking over the direct sales and distribution activities as of April 1, 2015. Changes in accounts payable and accrued liabilities provided $8.0 million in cash during fiscal 2016 compared to using $520,000 during fiscal 2015. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

Approximately $2.2 million of our operating cash flow was generated by NAIE in fiscal 2016. As of June 30, 2016, NAIE’s undistributed retained earnings of $17.8 million were considered indefinitely reinvested.

Cash used in investing activities in fiscal 2016 was $7.4 million compared to $1.6 million in fiscal 2015. Capital expenditures were $10.4 million during fiscal 2016 compared to $1.7 million in fiscal 2015. Capital expenditures during fiscal 2016 and fiscal 2015 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities and for the purchase of our new corporate headquarters in Carlsbad, California. The capital expenditures during fiscal 2016 were partially offset by proceeds from the sale of equipment and sale of our former headquarters of $3.0 million as compared to $90,000 in fiscal 2015.

At June 30, 2016 and June 30, 2015, on a consolidated basis, we had no outstanding debt balances.

On February 1, 2016, we executed a new Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement replaces the previous credit facility and provides us with a line of credit of up to $10.0 million. There was no commitment fee required as part of this agreement. There are no amounts currently drawn under the line of credit.

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until January 31, 2019, and with Bank of America, N.A. in effect until August 15, 2017.

On June 30, 2016, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $163,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $510,000. As of June 30, 2016, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,020), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of June 30, 2016, we had $19.7 million in cash and cash equivalents and $10.5 million available under our credit facilities. Of these amounts, $6.7 million of cash and cash equivalents and $510,000 of the amount available under our credit facilities were held by NAIE. Our intent is to permanently reinvest all of our earnings from foreign operations, and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund our U.S. operations, we may be required to accrue and pay additional U.S. taxes to repatriate any such funds. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2015 and 2016, we did not experience any significant increases in product raw material or operational costs due to inflationary factors. We currently believe increasing raw material and product cost pricing pressures will exist throughout fiscal 2017 as a result of limited supplies of various ingredients, including beta-alanine, and the effects of higher labor and transportation costs. We do not believe current inflation rates will have a material impact on our fiscal 2017 operations or profitability.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Alternatives International, Inc. as of June 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

San Diego, California

September 19, 2016

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$19,747	$18,551
Accounts receivable – less allowance for doubtful accounts of $45 at June 30, 2016 and $20 at June 30, 2015	13,217	9,895
Inventories, net	20,768	12,564
Deferred income taxes	–	367
Income tax receivable	14	316
Prepaids and other current assets	2,136	1,907
Total current assets	55,882	43,600
Property and equipment, net	15,167	7,633
Deferred income taxes	2,227	1,663
Other noncurrent assets, net	899	920
Total assets	$74,175	$53,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,821	$4,647
Accrued liabilities	2,242	2,495
Accrued compensation and employee benefits	2,802	1,462
Income taxes payable	1,340	489
Total current liabilities	19,205	9,093
Long-term pension liability	758	439
Deferred rent	486	403
Other noncurrent liabilities, net	–	21
Total liabilities	20,449	9,956

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2016 and June 30, 2015, issued and outstanding (net of treasury shares) 6,868,628 at June 30, 2016 and 6,743,093 at June 30, 2015	77	75
Additional paid-in capital	21,138	20,258
Accumulated other comprehensive loss	(680)	(766)
Retained earnings	38,553	29,007
Treasury stock, at cost, 958,049 shares at June 30, 2016 and 875,584 at June 30, 2015	(5,362)	(4,714)
Total stockholders’ equity	53,726	43,860
Total liabilities and stockholders’ equity	$74,175	$53,816

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2016	2015
Net sales	$114,201	$79,508
Cost of goods sold	88,943	65,169
Gross profit	25,258	14,339
Selling, general and administrative expenses	13,000	10,180
Income from operations	12,258	4,159
Other income (expense):
Interest income	131	36
Interest expense	2	(12)
Foreign exchange gain (loss)	(425)	127
Other, net	1,606	(3)
	1,314	148
Income before income taxes	13,572	4,307
Provision for income taxes	4,026	961
Net income	$9,546	$3,346
Change in minimum pension liability, net of tax	$(132)	$(141)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	218	(156)
Comprehensive income	$9,632	$3,049
Net income per common share:
Basic	$1.46	$0.50
Diluted	$1.44	$0.49
Weighted average common shares outstanding:
Basic	6,523,555	6,753,239
Diluted	6,640,728	6,806,385

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2014	7,513,677	$74	$19,865	$25,661	515,923	$(2,693)	$(469)	$42,438
Issuance of common stock for restricted stock grants	105,000	1	(1)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	390	—	—	—	—	390
Repurchase of common stock	—	—	—	—	359,661	(2,021)	—	(2,021)
Tax effect of stock compensation	—	—	4	—	—	—	—	4
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(141)	(141)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(156)	(156)
Net income	—	—	—	3,346	—	—	—	3,346
Balance, June 30, 2015	7,618,677	75	20,258	29,007	875,584	(4,714)	(766)	43,860
Issuance of common stock for restricted stock grants	208,000	2	(2)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	724	—	—	—	—	724
Repurchase of common stock	—	—	—	—	82,465	(648)	—	(648)
Tax effect of stock compensation	—	—	158	—	—	—	—	158
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(132)	(132)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	218	218
Net income	—	—	—	9,546	—	—	—	9,546
Balance, June 30, 2016	7,826,677	$77	$21,138	$38,553	958,049	$(5,362)	$(680)	$53,726

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(in thousands)

	2016	2015
Cash flows from operating activities
Net income	$9,546	$3,346
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts receivable	9	7
Depreciation and amortization	1,772	2,431
Non-cash equipment impairment charge	–	417
Deferred income taxes	(197)	(93)
Non-cash compensation	724	390
Pension expense	106	31
Gain on disposal of assets	(1,866)	(62)
Changes in operating assets and liabilities:
Accounts receivable	(3,331)	(3,067)
Inventories	(8,204)	276
Prepaids and other assets	131	(875)
Accounts payable and accrued liabilities	7,983	(520)
Income taxes	1,272	173
Accrued compensation and employee benefits	1,340	224
Net cash provided by operating activities	9,285	2,678
Cash flows from investing activities
Purchases of property and equipment	(10,441)	(1,708)
Proceeds from sale of property and equipment	3,000	90
Net cash used in investing activities	(7,441)	(1,618)
Cash flows from financing activities
Repurchase of common stock	(648)	(2,021)
Net cash used in financing activities	(648)	(2,021)
Net increase (decrease) in cash and cash equivalents	1,196	(961)
Cash and cash equivalents at beginning of year	18,551	19,512
Cash and cash equivalents at end of year	$19,747	$18,551
Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$3,359	$888
Interest	$–	$10
Disclosure of non-cash activities:
Change in minimum pension liability, net of tax	$132	$141
Change in unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	$(218)	$156

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (ASU 2015-17), which amends existing standards for deferred taxes to present all deferred tax assets and liabilities as noncurrent. We adopted the ASU effective June 30, 2016, applied prospectively, and it did not have a significant impact on our financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends existing standards for leases to increase transparency and comparability among organizations by requiring recognition of lease assets and liabilities on the balance sheet and requiring disclosure of key information about such arrangements. ASU 2016-02 will be effective for us beginning in our first quarter of fiscal 2020, early adoption is permitted. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements and the timing and presentation of our adoption.

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

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606)(ASU 2016-10), which amends and adds clarity to certain aspects of the guidance set forth in the upcoming revenue standard (ASU 2014-09) related to identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (ASU 2016-11), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2016 the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (ASU 2016-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09. We are currently evaluating the impact of adopting these new standards on our consolidated financial statements. All of these new standards will be effective for us concurrently with ASU 2014-09, beginning in our first quarter of fiscal 2019, early adoption is not permitted.

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

As of June 30, 2016 and June 30, 2015, we did not have any financial assets or liabilities classified as Level 1, except for assets and liabilities related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of June 30, 2016 was a net asset of $250,000 and the value as of June 30, 2015 was a net asset of $474,000. The fair values were determined based on obtaining pricing from our bank and corroborating those values with a third party bank. As of June 30, 2016 and June 30, 2015, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between any levels during fiscal 2016.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We did not recognize any impairment losses during fiscal 2016. During fiscal 2015, we recorded an impairment loss of $417,000 related to manufacturing equipment and related tooling that was determined to be obsolete.

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

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2016, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. As of June 30, 2016, the notional amounts of our foreign exchange contracts were $19.0 million (EUR 16.8 million). These contracts will mature over the next 14 months.

Defined Benefit Pension Plan

We formerly sponsored a defined benefit pension plan. Effective June 21, 1999, we adopted an amendment to freeze benefit accruals to the participants. The plan obligation and related assets of the plan are presented in the notes to the consolidated financial statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued based upon third party market quotations. Independent actuaries, through the use of a number of assumptions, determine plan obligation and annual pension expense. Key assumptions in measuring the plan obligation include the discount rate and estimated future return on plan assets. In determining the discount rate, we use an average long-term bond yield. Asset returns are based on the historical returns of multiple asset classes to develop a risk free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free rate of return and the associated risk premium. A weighted average rate is developed based on the overall rates and the plan’s asset allocation.

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

We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $21.8 million during fiscal 2016 and $9.1 million during fiscal 2015. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $865,000 during fiscal 2016 and $806,000 during fiscal 2015.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $1.1 million for 2016 and $1.1 million for 2015. These costs were included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $334,000 during the fiscal year ended June 30, 2016 and $69,000 during fiscal 2015. These costs were included in selling, general and administrative expenses.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2016 and June 30, 2015, we had not recorded any tax liabilities for uncertain tax positions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of fiscal 2016, we concluded that it was more likely than not that we would be able to realize the benefit of our federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on our net deferred tax assets by $193,000 at June 30, 2016. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

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

The Company did not grant any options during fiscal 2016 or 2015.

We did not have any options exercised during fiscal 2016 or fiscal 2015. All remaining outstanding stock options are fully vested and all related compensation cost was fully recognized at June 30, 2014. No options vested during the fiscal years ended June 30, 2016 and June 30, 2015.

On March 19, 2015, we granted 105,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. These restricted shares partially vested, and the remainder will continue to vest over three years and the unvested portion of these shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. During fiscal 2016, we granted a total of 208,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive plan. These restricted stock grants will vest over three or five years from the date of grant and the unvested shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. There were 193,012 vested restricted stock shares as of June 30, 2016 and there were 93,866 vested restricted stock shares as of June 30, 2015. The total remaining unrecognized compensation cost related to unvested restricted stock shares amounted to $2.3 million at June 30, 2016 and the weighted average remaining requisite service period of unvested restricted stock shares was 1.6 years. The weighted average fair value of restricted stock shares granted during fiscal 2016 was $9.86. The weighted average fair value of restricted stock shares granted during fiscal 2015 was $5.51.

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

	For the Years Ended June 30,
	2016	2015
Numerator
Net income	$9,546	$3,346
Denominator
Basic weighted average common shares outstanding	6,524	6,753
Dilutive effect of stock options and restricted stock shares	117	53
Diluted weighted average common shares outstanding	6,641	6,806
Basic net income per common share	$1.46	$0.50
Diluted net income per common share	$1.44	$0.49

No shares related to stock options were excluded for the year ended June 30, 2016.

We excluded shares related to stock options totaling 151,000 shares of common stock for the year ended June 30, 2015, from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our two largest customers, whose receivable balances collectively represented 61.1% of gross accounts receivable at June 30, 2016 and 25.8% at June 30, 2015. Additionally, amounts due related to our beta-alanine raw material sales were 14.6% of gross accounts receivable at June 30, 2016, and 26.0% of gross accounts receivable at June 30, 2015. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2016	2015
Raw materials	$14,751	$9,744
Work in progress	3,487	1,552
Finished goods	2,832	1,603
Reserve	(302)	(335)
	$20,768	$12,564

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years			2016	2015
Land		NA		$1,200	$393
Building and building improvements	7	–	39	3,324	2,793
Machinery and equipment	3	–	12	23,846	26,444
Office equipment and furniture	3	–	5	2,994	3,168
Vehicles		3		209	209
Leasehold improvements	1	–	15	15,261	11,244
Total property and equipment				46,834	44,251
Less: accumulated depreciation and amortization				(31,667)	(36,618)
Property and equipment, net				$15,167	$7,633

D. Other comprehensive loss

      Other comprehensive (loss) income consisted of the following at June 30 (dollars in thousands):

	Year Ended June 30, 2016
	Defined Benefit Pension Plan	Unrealized Losses on Cash Flow Hedges	Total

Balance as of June 30, 2015	$(643)	$(123)	$(766)

Other comprehensive loss before reclassifications	(232)	414	182
Amounts reclassified from OCI	19	(74)	(55)

Tax effect of OCI activity	81	(122)	(41)
Other comprehensive loss	(132)	218	86
Balance as of June 30, 2016	$(775)	$95	$(680)

	Year Ended June 30, 2015
	Defined Benefit Pension Plan	Unrealized Losses on Cash Flow Hedges	Total

Balance as of June 30, 2014	$(502)	$33	$(469)

Other comprehensive loss before reclassifications	(176)	2,228	2,052
Amounts reclassified from OCI	(49)	(2,461)	(2,510)

Tax effect of OCI activity	84	77	161
Other comprehensive loss	(141)	(156)	(297)
Balance as of June 30, 2015	$(643)	$(123)	$(766)

E. Debt

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo Bank, N.A. in effect until January 31, 2019, and with Bank of America, N.A. in effect until August 15, 2017.

On June 30, 2016, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $163,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $510,000. As of June 30, 2016, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,020), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the year ended June 30, 2016. As of June 30, 2016, we had $10.5 million available under our credit facilities.

F. Income Taxes

During fiscal 2016, we recorded U.S.-based domestic tax expense of $3.6 million on U.S.-based income from continuing operations, which was offset by the release of our deferred tax asset valuation of $193,000 resulting in a net domestic tax expense of $3.4 million. We released our deferred tax asset valuation based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. The valuation allowance activity did not have any impact on the tax expense and related liability recorded for operating income recognized by NAIE during the years ended June 30, 2016 or June 30, 2015.

The provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2016	2015
Current:
Federal	$3,339	$396
State	138	41
Foreign	629	450
	4,106	887

Deferred:
Federal	46	125
State	67	(51)
Valuation allowance	(193)	—
	(80)	74
Provision for income taxes	$4,026	$961

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2016	2015
Deferred tax assets:
Inventory capitalization	$576	$167
Pension liability	403	322
Accrued bonus	391	107
Net operating loss carry forward	298	439
Deferred rent	175	143
Accumulated depreciation and amortization	158	897
Stock-based compensation	154	130
Tax credit carry forward	138	88
Accrued vacation expense	130	106
Other, net	64	13
Total gross deferred tax assets	2,487	2,412
Deferred tax liabilities:
Prepaid expenses	(260)	(189)
Other	—	—
Deferred tax liabilities	(260)	(189)
Valuation allowance	–	(193)
Net deferred tax assets	$2,227	$2,030

At June 30, 2016, we had state tax net operating loss carry forwards of approximately $5.1 million. Under California tax law, net operating loss deductions were suspended for tax years beginning in 2008, 2009, 2010 and 2011 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. Our state tax loss carry forwards will begin to expire in fiscal 2022, unless used before their expiration.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2016 and June 30, 2015.

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2013 and forward are subject to examination by the U.S. tax authorities and our years for the fiscal year ended June 30, 2008 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2015 and forward are subject to examination by the Switzerland tax authorities.

NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 18.7%. NAIE had net income of $2.7 million for the fiscal year ended June 30, 2016. Undistributed earnings of NAIE amounted to approximately $17.8 million at June 30, 2016. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal taxes has been provided thereon.

A reconciliation of income tax provision computed by applying the statutory federal income tax rate of 34% to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2016	2015
Income taxes computed at statutory federal income tax rate	$4,614	$1,463
State income taxes, net of federal income tax expense	179	7
Expenses not deductible for tax purposes	19	13
Foreign tax rate differential	(514)	(451)
Adjust state deferred due to change in apportionment	(18)	(25)
Change in valuation allowance	(193)	—
Other, net	(61)	(46)
Income tax provision as reported	$4,026	$961
Effective tax rate	29.7%	22.3%

G. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. Effective January 1, 2004, the plan was amended to require that we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. Effective January 1, 2009, we elected to temporarily discontinue the company match program. The match program was reinstated effective July 15, 2011. The total contributions under the plan charged to income from operations totaled $229,000 for fiscal 2016 and $225,000 for fiscal 2015.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to operating income for these benefits totaled $847,000 for the fiscal year ended June 30, 2016 and $1.1 million for fiscal 2015.

We formerly sponsored a defined benefit pension plan, which provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 21, 1999, we adopted an amendment to freeze benefit accruals to the participants. We contribute an amount not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 nor more than the maximum tax-deductible amount.

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2016	2015
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,080	$1,901
Interest cost	87	80
Actuarial loss	272	144
Benefits paid	(110)	(45)
Benefit obligation at end of year	$2,329	$2,080
Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,642	$1,719
Actual return on plan assets	74	(5)
Benefits paid	(112)	(45)
Plan expenses	(33)	(27)
Fair value of plan assets at end of year	$1,571	$1,642
Reconciliation of Funded Status:
Difference between benefit obligation and fair value of plan assets	$(758)	$(438)
Unrecognized net actuarial loss in accumulated other comprehensive income	1,117	904
Net amount recognized	$359	$466

Projected benefit obligation	$2,329	$2,080
Accumulated benefit obligation	$2,329	$2,080
Fair value of plan assets	$1,571	$1,642

The weighted-average discount rate used for determining the projected benefit obligations for the defined benefit pension plan was 3.6% during the year ended June 30, 2016 and 4.4% for the year ended June 30, 2015.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2016	2015
Interest cost	$87	$80
Expected return on plan assets	(105)	(115)
Recognized actuarial loss	68	46
Settlement loss	55	20
Net periodic benefit expense	$105	$31

We did not make any contributions to our defined benefit pension plan in fiscal 2016 and do not expect to make any contributions in fiscal 2017.

The following is a summary of changes in plan assets and benefit obligations recognized in other comprehensive income (in thousands):

	2016	2015
Net loss	$304	$265
Settlement loss	(55)	(20)
Amortization of net loss	(68)	(47)
Plan expenses	32	27
Total recognized in other comprehensive income (loss)	$213	$225
Total recognized in net periodic benefit cost and other comprehensive income	$318	$256

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $68,000. We do not have any transition obligations or prior service costs recorded in accumulated other comprehensive income.

The following benefit payments are expected to be paid (in thousands):

2017	$55
2018	74
2019	113
2020	124
2021	123
2022-2026	705
$1,194

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2016	2015
Discount rate	3.61%	4.33%
Expected long-term rate of return	7.00%	7.00%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2016	2015	Target Allocation
Equity securities	50%	53%	49%
Debt securities	47%	45%	46%
Commodities	—	—	2%
Cash and money market funds	3%	2%	3%
	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2016 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$41	$41	$—	$—
Equity securities(1)	$785	$785	$—	$—
Debt securities(2)	$745	$745	$—	$—
Total	$1,571	$1,571	$—	$—

(1)	This category is comprised of publicly traded funds, of which 47% are large-cap funds, 28% are mid-cap and small-cap, 8% are emerging markets equity funds, and 17% are international equity funds.
(2)

This category is comprised of publicly traded funds, of which 6% are long-term fixed income funds,14% are high-yield fixed income funds, 38% are intermediate fixed income funds, 27% are REITs and MLPs funds, and 15% are international/emerging markets funds.

H. Stockholders’ Equity

Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. On February 6, 2015, the Board of Directors authorized a $1.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3.0 million. On May 11, 2015, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $5.0 million. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. During the twelve months ended June 30, 2016, we purchased 52,603 shares at a weighted average cost of $6.26 per share and a total cost of $0.3 million including commissions and fees. During the twelve months ended June 30, 2015, we purchased 342,121 shares at a weighted average cost of $5.63 per share and a total cost of $1.9 million including commissions and fees.

During fiscal 2016 we acquired 27,195 shares from employees in connection with restricted stock shares that vested during the year and during fiscal 2015 we acquired 17,540 shares in connection with restricted stock shares that vested during that year. These shares were returned to the Company by the related employees and in return the Company paid each employee’s required tax withholding. The valuation of the shares acquired and thereby the amount of shares returned to the Company was calculated based on the closing share price on the date the shares vested.

Stock Option Plans

On December 6, 1999, our stockholders approved the adoption of the 1999 Omnibus Equity Incentive Plan (the “1999 Plan”). The 1999 Plan was terminated effective as of November 30, 2009, and there are no more options outstanding under this plan.

Effective as of October 15, 2009, our Board of Directors approved an omnibus incentive plan (the “2009 Plan”). The 2009 Plan was approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. As of June 30, 2016, a total of 1.1 million shares of common stock were reserved under the 2009 Plan for issuance to our employees, non-employee directors and consultants.

Stock option activity for the year ended June 30, 2016 was as follows:

	2009 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2015	185,000	$6.74
Exercised	—	$—
Forfeited	(45,000)	$7.90
Granted	—	$—
Outstanding at June 30, 2016	140,000	$6.36	4.58	$805,000
Vested and exercisable at June 30, 2016	140,000	$6.36	4.58	$805,000

Restricted stock activity for the year ended June 30, 2016 was as follows (2009 Plan):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2015	204,134	$5.42
Granted	208,000	$9.86
Vested	(99,146)	$5.31
Forfeited	(2,667)	$5.51
Nonvested at June 30, 2016	310,321	$8.43

As of June 30, 2016, there were 508,104 shares available for grant under the 2009 Plan.

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

During February 2016, we sold our former corporate headquarters in San Marcos, CA and the property was leased though a sale-leaseback agreement through August 2016. The property was vacated during August 2016. We purchased the Carlsbad facility in March 2016 and began to occupy as our new corporate headquarters during August 2016.

NAIE leases facility space in Manno, Switzerland. The leased space totals approximately 94,217 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European marketplace. Effective July 1, 2014, NAIE entered into a new lease with its current landlord. The new lease replaced, extended, and enlarged an existing lease between the same parties for the same building in Manno Switzerland. NAIE intends to improve portions of the additional space acquired by the new lease, and will continue to use the entire leased premises for offices, laboratory, warehouse and production. The new lease has a term of five years with a right for NAIE to extend the lease for an additional five years. The initial five year term expires on June 30, 2019.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2016 (in thousands):

	2017	2018	2019	2020	2021	There- after	Total
Gross minimum rental commitments	$2,826	$2,781	$2,778	$1,394	$1,429	$4,114	$15,322

Rental expense totaled $3.1 million for the fiscal year ended June 30, 2016 and $3.0 million for fiscal 2015.

J. Economic Dependency

We had substantial net sales to certain customers during the fiscal years ended June 30 shown in the following table. The loss of any of these customers, or a significant decline in sales or the growth rate of sales to these customers, or in their ability to make payments when due, could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective year’s consolidated net sales were as follows (dollars in thousands):

	Fiscal 2016	Fiscal 2015
Customer 1	$49,442	$29,724
Customer 2	13,952	8,090
Customer 3	(a)	11,018
	$63,394	$48,832

(a)	Sales were less than 10% of the respective period’s consolidated net sales.

Accounts receivable from these customers totaled $8.1 million at June 30, 2016 and $4.6 million at June 30, 2015.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. During fiscal 2016 and 2015, we did not have any suppliers that individually represented greater than 10% of our raw material purchases.

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

During the year ended June 30, 2016 and prior, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. These contracts are expected to be settled through August 2017. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (OCI) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the year ended June 30, 2016, we did not have any losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of June 30, 2016, the notional amounts of our foreign exchange contracts were $19.0 million (EUR 16.8 million). As of June 30, 2016, a net asset of approximately $149,000, offset by $54,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. As of June 30, 2015, a net loss of approximately $191,000, offset by $68,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $149,000 of the gross loss, as of June 30, 2016, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of June 30, 2016, $226,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $24,000 was classified other noncurrent assets, net in our Consolidated Balance Sheets. During the year ended June 30, 2016, we recognized $413,000 of losses in OCI and reclassified $74,000 of gains from OCI to revenue. During the year ended June 30, 2015, we recognized $2.2 million of gains in OCI and reclassified $2.4 million of gains from OCI to revenue.

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

M. Segment Information

Our business consists of three segments for financial reporting purposes. The three segments are identified as (i) private-label contract manufacturing, which primarily relates to the provision of private-label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn® trade mark, and (iii) branded products, which relates to the marketing and distribution of our branded nutritional supplements and consists primarily of the products sold under our Pathway to Healing® product line.

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

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2016	2015
Net Sales
Private-label contract manufacturing	$92,420	$69,670
Patent and trademark licensing	21,781	9,140
Branded products	–	698
	$114,201	$79,508

	2016	2015
Operating Income
Private-label contract manufacturing	$12,184	$5,172
Patent and trademark licensing	6,153	3,811
Branded products	–	248
Income from operations of reportable segments	18,337	9,231
Corporate expenses not allocated to segments	(6,079)	(5,072)
	$12,258	$4,159

	2016	2015
Total Assets
Private-label contract manufacturing	$66,375	$50,313
Patent and trademark licensing	7,800	3,503
	$74,175	$53,816

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Australia, South Africa and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products are only sold in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2016	2015
United States	$50,575	$43,671
Markets outside the United States	63,626	35,837
Total net sales	$114,201	$79,508

Products manufactured by NAIE accounted for 61% of net sales in markets outside the U.S. in fiscal 2016 and 74% in fiscal 2015. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2016 and 2015.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

2016	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$9,678	$49,755	$6,423
Europe	5,489	24,420	4,018
	$15,167	$74,175	$10,441

2015	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$5,525	$34,988	$1,071
Europe	2,108	18,828	637
	$7,633	$53,816	$1,708

N. Subsequent Events

On July 14, 2016, we purchased 24 forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The 24 contracts expire monthly beginning September 2016 and ending August 2017. The forward contracts had a notional amount of 30.5 million Euros and a weighted average forward rate of $1.12.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2016. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2016 based on the criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information called for under Items 10- 14 of this Part III will be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 2, 2016, to be filed on or before October 28, 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2016 and 2015;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2016 and 2015;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2016 and 2015;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015; and

•	Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	1999 Omnibus Equity Incentive Plan as adopted effective May 10, 1999, amended effective January 30, 2004, and further amended effective December 3, 2004*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.2	Amended and Restated Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Dr. Reginald B. Cherry	Exhibit 10.11 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.3	Exclusive License Agreement effective as of September 1, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.12 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.4	First Amendment to Exclusive License Agreement effective as of December 10, 2004 by and among NAI and Reginald B. Cherry Ministries, Inc.	Exhibit 10.13 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003

10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004

10.7

Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)

Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006

10.8	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007

10.9	2009 Omnibus Incentive Plan*	Exhibit D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009

10.10	Manufacturing Agreement by and between NSA, Inc. and NAI dated April 1, 2005	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.11	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.12	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.13	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.14	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.15	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.16	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.17	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.18	Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE dated as of April 1, 2005	Exhibit 10.51 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010

10.19	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Mark A. LeDoux*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.20	Amended and Restated Employment Agreement dated as of August 31, 2010, by and between NAI and Kenneth E. Wolf	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the commission on September 17, 2010

10.21	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010

10.22	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 1, 2010	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 16, 2010, filed with the commission on December 22, 2010

10.23	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011

10.24	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 28, 2011	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.25	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 28, 2011 in the amount of $5,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated December 27, 2011, filed with the commission on December 30, 2011

10.26	First Amendment to Manufacturing Agreement by and between NSA, Inc. and NAI effective as of April 1, 2012	Exhibit 10.35 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.27	First Amendment to Exclusive Manufacturing Agreement by and between NSA, Inc., NAI and NAIE effective as of April 1, 2005.	Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the commission on May 14, 2012

10.28	Second Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of December 7, 2012	Exhibit 10.38 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013

10.29	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated December 7, 2012 in the amount of $5,000,000	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the commission on February 12, 2013

10.30	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013

10.31	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2013*	Exhibit 10.41 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013

10.32	Second amendment to the Amended and Restated Employment Agreement, by and between and Kenneth E. Wolf, effective July 1, 2013*	Exhibit 10.42 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013

10.33	Third Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 1, 2013	Exhibit 10.43 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 filed with the commission on February 12, 2014.

10.34	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank, N.A. dated November 1, 2013 in the amount of $5,000,000	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 filed with the commission on February 12, 2014.

10.35	Third amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 7, 2014*	Exhibit 10.35 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.

10.36	Third amendment to the Amended and Restated Employment Agreement, by and between and Kenneth E. Wolf, effective July 7, 2014*	Exhibit 10.36 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.

10.37	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of April 1, 2014	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.

10.38	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini effective July 1, 2014 (English translation)	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.

10.39	Fourth amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective October 1, 2015*	Exhibit 10.41 of NAI’s Annual Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the commission on November 12, 2015.

10.40	Fourth amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective October 1, 2015*	Exhibit 10.42 of NAI’s Annual Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the commission on November 12, 2015.

10.41	Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective October 1, 2015*	Exhibit 10.43 of NAI’s Annual Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the commission on November 12, 2015.

10.42	Credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of February 1, 2016	Exhibit 10.39 of NAI’s Annual Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the commission on February 9, 2016.

10.43	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank N.A. dated February 1, 2016 in the amount of $10,000,000	Exhibit 10.40 of NAI’s Annual Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the commission on February 9, 2016.

10.44	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective September 1, 2016*	Exhibit 10.44 of NAI’s Current Report on Form 8-K dated September 6, 2016, filed with the commission on September 6, 2016

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 19, 2016

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and	September 19, 2016
(Mark A. LeDoux)	Chairman of the Board of Directors (principal executive officer)

/s/ Michael E. Fortin	Chief Financial Officer	September 19, 2016
(Michael E. Fortin)	(principal financial officer and principal accounting officer)

/s/ Joe E. Davis	Director	September 19, 2016
(Joe E. Davis)

/s/ Alan G. Dunn	Director	September 19, 2016
(Alan G. Dunn)

/s/ Alan J. Lane	Director	September 19, 2016
(Alan J. Lane)

/s/ Lee G. Weldon	Director	September 19, 2016
(Lee G. Weldon)