Form 10-Q
period 2016-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2016-11-07
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

000-15701

(Commission file number)

NATURAL ALTERNATIVES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State of incorporation)	(IRS Employer Identification No.)
1535 Faraday Drive Carlsbad, California 92008	(760) 744-7340
(Address of principal executive offices)	(Registrant's telephone number)

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

[_] Yes [X] No

As of November 4, 2016, 6,872,591 shares of NAI's common stock were outstanding, net of 964,086 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to maintain or increase our patent and trademark licensing revenues;

•	our ability to develop market acceptance for and increase sales of new products, develop relationships with new customers and maintain or improve existing customer relationships;

•	our ability to protect our intellectual property;

•	our ability to improve operating efficiencies, manage costs and business risks and improve or maintain profitability;

•

currency exchange rates, their effect on our results of operations, including amounts that may be reclassified as earnings, the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	future levels of our revenue concentration risk;

•	sources and availability of raw materials, including the limited number of suppliers of beta-alanine;

•	inventories, including the adequacy of raw material and other inventory levels to meet future customer demand and the adequacy and intended use of our facilities;

•	product sales and timing of product shipments;

•	current or future customer orders, product returns, and potential product recalls;

•	the impact on our business and results of operations from variations in quarterly net sales from seasonal and other factors;

•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMP);

•	our ability to successfully expand our operations, including outside the United States (U.S.);

•	the adequacy of our reserves and allowances;

•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;

•	the sufficiency of our available cash, cash equivalents, and potential cash flows from operations to fund our current working capital needs and capital expenditures through the next 12 months;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2016	June 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,847	$19,747
Accounts receivable - less allowance for doubtful accounts of $28 at September 30, 2016 and $45 at June 30, 2016	12,568	13,217
Inventories, net	23,313	20,768
Income tax receivable	14	14
Prepaids and other current assets	1,872	2,136
Total current assets	55,614	55,882
Property and equipment, net	16,425	15,167
Deferred income taxes	2,227	2,227
Other noncurrent assets, net	841	899
Total assets	$75,107	$74,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,993	$12,821
Accrued liabilities	2,504	2,242
Accrued compensation and employee benefits	1,670	2,802
Income taxes payable	1,634	1,340
Total current liabilities	17,801	19,205
Other noncurrent liabilities, net	808	758
Deferred rent	501	486
Total liabilities	19,110	20,449

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—

Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,872,591 at September 30, 2016 and 6,868,628 at June 30, 2016	77	77
Additional paid-in capital	21,388	21,138
Accumulated other comprehensive (loss)	(1,070)	(680)
Retained earnings	41,043	38,553
Treasury stock, at cost, 964,086 shares at September 30, 2016 and 958,049 June 30, 2016	(5,441)	(5,362)
Total stockholders’ equity	55,997	53,726
Total liabilities and stockholders’ equity	$75,107	$74,175

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Net sales	$34,067	$21,585
Cost of goods sold	26,398	16,852
Gross profit	7,669	4,733
Selling, general and administrative expenses	4,133	3,005

Income from operations	3,536	1,728

Other income:
Interest income	116	31
Interest expense	-	(1)
Foreign exchange gain	(59)	(8)
Other, net	(7)	(8)
Total other income	50	14

Income before income taxes	3,586	1,742
Provision for income taxes	1,096	529
Net income	$2,490	$1,213

Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(390)	44

Comprehensive income	$2,100	$1,257

Net income per common share:
Basic	$0.38	$0.19

Diluted	$0.37	$0.18

Weighted average common shares outstanding:
Basic	6,558,395	6,520,667

Diluted	6,646,963	6,695,319

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$2,490	$1,213
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	458	478
Non-cash compensation	250	130
Pension expense	50	13
(Gain) loss on disposal of assets	(19)	(232)
Changes in operating assets and liabilities:
Accounts receivable, net	649	528
Inventories, net	(2,545)	(6,222)
Prepaids and other assets	35	(60)
Accounts payable and accrued liabilities	(875)	1,385
Income taxes	514	711
Accrued compensation and employee benefits	(1,131)	(212)
Net cash used in operating activities	(124)	(2,268)

Cash flows from investing activities
Purchases of property and equipment	(1,716)	(239)
Proceeds from sale of property and equipment	19	568
Net cash (used in) provided by investing activities	(1,697)	329

Cash flows from financing activities
Repurchase of common stock	(79)	(172)
Net cash used in financing activities	(79)	(172)

Net decrease in cash and cash equivalents	(1,900)	(2,111)
Cash and cash equivalents at beginning of period	19,747	18,551
Cash and cash equivalents at end of period	$17,847	$16,440

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Taxes	$593	$153
Disclosure of non-cash activities:
Change in unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	$(390)	$44

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (“2016 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2016 Annual Report unless otherwise noted below.

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

	Three Months Ended September 30,
	2016	2015
Numerator
Net income	$2,490	$1,213

Denominator
Basic weighted average common shares outstanding	6,558	6,521
Dilutive effect of stock options	89	174
Diluted weighted average common shares outstanding	6,647	6,695

Basic net income per common share	$0.38	$0.19

Diluted net income per common share	$0.37	$0.18

No shares related to stock options were excluded for the three months ended September 30, 2016. We excluded shares related to stock options totaling 100,000 for the three months ended September 30, 2015, from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® trade name. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $6.7 million during the three months ended September 30, 2016 and $5.3 million during the three months ended September 30, 2015. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $316,000 during the three months ended September 30, 2016, and $264,000 during the three months ended September 30, 2015.

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

The Company did not grant any options during the three months ended September 30, 2016 or three months ended September 30, 2015. All remaining outstanding stock options are fully vested. No options were exercised during the three months ended September 30, 2016 or three months ended September 30, 2015.

During the three months ended September 30, 2016 we granted 10,000 shares pursuant to our 2009 Omnibus Incentive plan in connection with the employment of a new member of management. Each restricted share will vest over five years and these shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. We did not grant any shares of restricted stock during the three months ended September 30, 2015. Our net income included stock based compensation expense of approximately $250,000 for the three months ended September 30, 2016, and $130,000 for the three months ended September 30, 2015.

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

As of September 30, 2016 and June 30, 2016, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of September 30, 2016 was a net liability of $323,000. The fair value of our forward exchange contracts as of June 30, 2016 was a net asset of $250,000. As of September 30, 2016 and June 30, 2016 we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2016 or the three months ended September 30, 2016.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30, 2016	June 30, 2016
Raw materials	$17,713	$14,751
Work in progress	3,435	3,487
Finished goods	2,401	2,832
Reserves	(236)	(302)
Inventories, net	$23,313	$20,768

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			September 30, 2016	June 30, 2016

Land		N/A		$1,200	$1,200
Building and building improvements	7	–	39	3,347	3,324
Machinery and equipment	3	–	12	24,206	23,846
Office equipment and furniture	3	–	5	3,553	2,994
Vehicles		3		209	209
Leasehold improvements	1	–	15	15,774	15,261
Total property and equipment				48,289	46,834
Less: accumulated depreciation and amortization				(31,864)	(31,667)
Property and equipment, net				$16,425	$15,167

D. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consisted of the following during the three months ended September 30, 2016 and September 30, 2015 (in thousands):

	Defined Benefit Pension Plan	Unrealized Gains on Cash Flow Hedges	Total

Balance as of June 30, 2016	$(775)	$95	$(680)

Other comprehensive loss before reclassifications	—	(452)	(452)
Amounts reclassified from OCI	—	(158)	(158)

Tax effect of OCI activity	—	220	220
Other comprehensive income	—	(390)	(390)
Balance as of September 30, 2016	$(775)	$(295)	$(1,070)

Balance as of June 30, 2015	$(643)	$(123)	$(766)

Other comprehensive income before reclassifications	—	58	58
Amounts reclassified from OCI	—	11	11

Tax effect of OCI activity	—	(25)	(25)
Other comprehensive income	—	44	44
Balance as of September 30, 2015	$(643)	$(79)	$(722)

During the three months ended September 30, 2016, the amounts reclassified from OCI were comprised of $58,000 of gains reclassified to net revenues and $100,000 related to the amortization of forward points reclassified to other income.

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

On September 30, 2016, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $165,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $516,000. As of September 30, 2016, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,031), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the three months ended September 30, 2016. As of September 30, 2016, we had $10.5 million available under our credit facilities.

F. Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of any of these customers, or a significant decline in sales to these customers, the growth rate of sales to these customers, or in these customers’ ability to make payments when due, could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective period's consolidated net sales were as follows (in thousands):

	Three months Ended September 30,
	2016	2015
Customer 1	$17,090	$6,789
Customer 2	(a)	3,035
	$17,090	$9,824

(a) Sales were less than 10% of the respective period’s total private label contract manufacturing net sales.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (in thousands):

	Three months Ended September 30,
	2016	2015
Supplier 1	(a)	$3,051	20%
	(a)	$3,051

G. Segment Information

Our business consists of two segments for financial reporting purposes, identified as (i) private label contract manufacturing, which primarily relates to the provision of private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products; and (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn® trade name.

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. The accounting policies of our segments are the same as those described in Note A above and in the consolidated financial statements included in our 2016 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Net Sales
Private label contract manufacturing	$27,379	$16,265
Patent and trademark licensing	6,688	5,320
Total	$34,067	$21,585

	Three Months Ended September 30,
	2016	2015
Income from Operations
Private label contract manufacturing	$3,314	$2,060
Patent and trademark licensing	1,900	999
Income from operations of reportable segments	5,214	3,059
Corporate expenses not allocated to segments	(1,678)	(1,331)
Total	$3,536	$1,728

	September 30, 2016	June 30, 2016
Total Assets
Private label contract manufacturing	$66,768	$66,375
Patent and trademark licensing	8,339	7,800
	$75,107	$74,175

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia, as well as Canada, Mexico and South Africa. Our primary market outside the U.S. is Europe. Our patent and rademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2016	2015

United States	$15,225	$12,793
Markets outside the United States	18,842	8,792
Total net sales	$34,067	$21,585

Products manufactured by NAIE accounted for 48% of net sales in markets outside the U.S. for the three months ended September 30, 2016, and 79% for the three months ended September 30, 2015. No products manufactured by NAIE were sold in the U.S. during the three months ended September 30, 2016 and 2015.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Three Months Ended
	September 30, 2016	June 30, 2016	September 30, 2016	June 30, 2016	September 30, 2016	September 30, 2015
United States	$10,631	$9,678	$50,150	$49,755	$1,227	$64
Europe	5,794	5,489	24,957	24,420	489	175
	$16,425	$15,167	$75,107	$74,175	$1,716	$239

H. Income Taxes

The effective tax rate for the three months ended September 30, 2016 was 30.6%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. There were no discrete items for the three months ended September 30, 2016. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended September 30, 2016, there was no change to our valuation allowance.

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

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. The tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves. There were no adjustments to reserves in the three months ended September 30, 2016.

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

During the three months ended September 30, 2016, we did not repurchase any shares under this repurchase plan. During the three months ended September 30, 2015, we repurchased 29,262 shares at a weighted average cost of $5.89 per share and a total cost of $172,000 including commissions and fees.

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

As of September 30, 2016, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2017. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three months ended September 30, 2016, we did not have any losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of September 30, 2016, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $46.3 million (EUR 41.1 million). As of September 30, 2016, a net loss of approximately $462,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $462,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of September 30, 2016, the fair value of our cash flow hedges was a liability of $323,000, which was classified in accrued liabilities in our Consolidated Balance Sheets. During the three months ended September 30, 2016, we recognized $452,000 of net losses in OCI and reclassified $58,000 of gains from OCI to revenue. As of June 30, 2016, $226,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets in our Consolidated Balance Sheets. During the three months ended September 30, 2015, we recognized $58,000 of net gains in OCI and reclassified $38,000 of losses from OCI to revenue.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2016. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2016 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and this report.

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

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, and commercializing our patent estate through sales of beta-alanine under our Carnosyn® and SR Carnosyn® trade names, contract manufacturing, and license agreements.

During the first three months of fiscal 2017, our net sales were 58% higher than in the first three months of fiscal 2016. Private label contract manufacturing sales increased 68% due primarily to the sale of higher volumes of existing products to existing customers and new product sales to new and existing customers. Our first quarter fiscal 2017 sales were favorably impacted due to the timing and shipments of orders and new product launches. On an annualized basis, we expect our Fiscal 2017 revenue growth percentage to be approximately 20% to 30%. Revenue concentration risk for our largest private label contract manufacturing customer as a percentage of our total net sales increased to 50% for the three months ended September 30, 2016 compared to 31% in the first three months of fiscal 2016. We expect our annualized fiscal 2017 revenue concentration for this customer to be relatively consistent on a year over year based at approximately 46%.

During the first three months of fiscal 2017, CarnoSyn® beta-alanine revenue increased 26% to $6.7 million as compared to $5.3 million for the first three months of fiscal 2016. The increase in beta-alanine revenue was primarily due to the addition of new customers and increased material shipments to existing customers.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $994,000 during the first quarter of fiscal 2017 and $472,000 during the comparable period in fiscal 2016. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2016 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® trademark, maintain our patent rights, the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, the ability to further commercialize our existing patents, and the continued compliance by third parties with our patent and trademark rights.

During the remainder of fiscal 2017, we plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and develop relationships with additional quality oriented customers;

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

Our critical accounting policies are discussed under Item 7 of our 2016 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the three months ended September 30, 2016.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2 0 1 6	2 0 1 5	Change

Private label contract manufacturing	$27,379	$16,265	68%
Patent and trademark licensing	6,688	5,320	26%
Total net sales	34,067	21,585	58%
Cost of goods sold	26,398	16,852	57%
Gross profit	7,669	4,733	62%
Gross Profit %	22.5%	21.9%

Selling, general & administrative expenses	4,133	3,005	38%
% of net sales	12.1%	13.9%
Income from operations	3,536	1,728	105%
% of net sales	10.4%	8.0%

Other income, net	50	14	256%
Income before income taxes	3,586	1,742	106%
% of net sales	10.5%	8.1%

Income tax expense	1,096	529	107%
Net income	$2,490	$1,213	105%
% of net sales	7.3%	5.6%

Private-label contract manufacturing net sales increased 68% primarily due to the sale of higher volumes of existing products to existing customers and new product sales to new and existing customers. Net sales to our largest customer represented a majority of our increase in private-label contract manufacturing sales. The increase was primarily due to increased consumer demand for existing products as well as the shipment of a new product awarded to our domestic operations in fiscal 2016.

Net sales from our patent and trademark licensing segment increased 26% during the first quarter of fiscal 2017. The increase in beta-alanine raw material sales was primarily the result of growing our customer base and increased material shipments.

Gross profit margin increased 0.6 percentage points as follows:

Contract manufacturing	(0.1	)%(1)
Patent and trademark licensing	0.7	(2)
Total	0.6%

[1]

Private label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 0.1 percentage points during the first quarter of fiscal 2017 as compared to the comparable period in fiscal 2016. The decrease in gross profit as a percentage of sales was primarily due to a nominal increase in overhead costs as a percentage of net revenues.

[2]

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 0.7 percentage points during the first quarter of fiscal 2017 as compared to the comparable prior year period primarily due to decreased supply chain costs partially offset by patent and trademark revenue representing a lower percentage of net sales on a period over period basis.

Selling, general and administrative expenses increased $1.1 million, or 38%, during the first quarter of fiscal 2017 primarily due to increased compensation costs and increased litigation and patent compliance expenses. The increase in expenses associated with our patent and trademark licensing segment are primarily associated with our efforts to enforce compliance with our patents related to instant release CarnoSyn® and to protect our tradename in the marketplace against parties who are using it without our consent.

Other income, net increased $36,000 during the first quarter of fiscal 2017 as compared to the same period in the prior fiscal year primarily due to favorable interest income associated with our foreign currency hedge contracts.

Our income tax expense increased $567,000 during the first quarter of fiscal 2017 as compared to the same period in the prior fiscal year. The increase was primarily due to the higher pre-tax income in the first quarter of fiscal 2017 as compared to the comparable prior year period.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used in operating activities was $0.1 million for the three months ended September 30, 2016 compared to net cash used in operating activities of $2.3 million in the comparable quarter last year.

At September 30, 2016, changes in accounts receivable, consisting of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, provided $649,000 in cash compared to $528,000 of cash in the comparable prior year quarter. The increase in cash provided by accounts receivable during the quarter ended September 30, 2016 primarily resulted from the increase and timing of sales and the related collections. Days sales outstanding was 35 days during the three months ended September 30, 2016 as compared to 41 days for the prior year period.

At September 30, 2016, changes in inventory used $2.5 million in cash during the three months ended September 30, 2016 compared to $6.2 million in the comparable prior year quarter. The change in cash used by inventory during the quarter ended September 30, 2016 was primarily related to inventory purchased to support growing private label contract manufacturing demand partially offset by reduced purchases of beta-alanine raw material as the first quarter of fiscal 2016 included purchases associated with the ramp-up of the business and the inventory levels have now stabilized along with the visibility into the related requirements. Changes in accounts payable and accrued liabilities used $875,000 in cash during the three months ended September 30, 2016 compared to providing $1.4 million during the three months ended September 30, 2015. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to inventory receipts and payments.

During the three months ended September 30, 2016, NAIE’s operations used $2.0 million of operating cash flow primarily due to the timing of inventory receipts, payments and sales. As of September 30, 2016, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash used in investing activities in the three months ended September 30, 2016 was $1.7 million compared to cash provided of $329,000 in the comparable quarter last year. The primary reason for the change was due to capital equipment purchases of $1.7 million in the first quarter of fiscal 2017 as compared to $239,000 in the first quarter of fiscal 2016. Capital expenditures for both years were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities. The first quarter of fiscal 2016 also included $568,000 in proceeds from the sale of property and equipment as compared to $19,000 in the first quarter of fiscal 2017.

Cash used in financing activities for the three months ended September 30, 2016 primarily related to payroll taxes paid on behalf of employees whose restricted stock vested during the quarter in exchange for a transfer to the Company of a portion of the employee’s restricted shares.

We did not have any consolidated debt as of September 30, 2016 or June 30, 2016.

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

On September 30, 2016, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

On September 22, 2006, NAIE, our wholly owned subsidiary, entered into a credit facility with Credit Suisse to provide NAIE with a credit line of up to CHF 1.3 million, or approximately $1.3 million, which was the initial maximum aggregate amount that could be outstanding at any one time under the credit facility. This maximum amount is reduced annually by CHF 160,000, or approximately $165,000. On February 19, 2007, NAIE amended its credit facility to provide that the maximum aggregate amount that may be outstanding under the facility cannot be reduced below CHF 500,000, or approximately $516,000. As of September 30, 2016, there was no outstanding balance under this credit facility.

Under its credit facility, NAIE may draw amounts either as current account loan credits to its current or future bank accounts or as fixed loans with a maximum term of 24 months. Current account loans will bear interest at the rate of 5% per annum. Fixed loans will bear interest at a rate determined by the parties based on current market conditions and must be repaid pursuant to a repayment schedule established by the parties at the time of the loan. If a fixed loan is repaid early at NAIE’s election or in connection with the termination of the credit facility, NAIE will be charged a pre-payment penalty equal to 0.1% of the principal amount of the fixed loan or CHF 1,000 (approximately $1,031), whichever is greater. The bank reserves the right to refuse individual requests for an advance under the credit facility, although its exercise of such right will not have the effect of terminating the credit facility as a whole.

As of September 30, 2016, we had $17.8 million in cash and cash equivalents and $10.5 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the notes to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Other than those pronouncements, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2016.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 7, 2016, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding.

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

On July 6, 2016, the Company filed a complaint against Allmax Nutrition, Inc. in U.S. District Court for the Southern District of California, alleging (1) infringement of U.S. patents 5,965,596, 6,172,098, 7,825,084 and RE 45,947, (2) violation of Section 32 of the Lanham Act, and (3) copyright infringement. On October 19, 2016, the Company filed an amended complaint adding HBS International Corp., Allmax's exclusive distributor, as a co-defendant.

On August 2, 2016, the Company filed a complaint against Muscle Sports Products, LLC in U.S. District Court for the Southern District of California, alleging infringement of its CarnoSyn® and CarnoSyn Beta Alanine® trademarks.

On September 15, 2016, the Company filed a complaint against Arnet Pharmaceutical Corporation in the U.S. District Court for the Southern District of California alleging Breach of Contract.

On September 16 2016, the Company filed a complaint against Hi-Tech Pharmaceuticals, Inc. d/b/a ALR Industries, APS Nutrition, Innovative Laboratories, Formutech Nutrition, LG Sciences and Sports 1 in U.S. District Court for the Southern District of California, alleging (1) infringement of U.S. patents 5,965,596, 7,825,084, 8,993,610 and RE 45,947, (2) violation of Section 32 of the Lanham Act and (3) breach of contract.

Although we believe our claims in the above litigation matters are valid, there is no assurance we will prevail in these litigation matters or in proceedings we may initiate or that our litigation expenses will not be greater than anticipated.

ITEM 1A. RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2016 Annual Report, as well as the other information in our 2016 Annual Report, this report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the quarter ended September 30, 2016, we did not repurchase any shares of our common stock.

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

Date: November 7, 2016

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)