Form 10-Q
period 2016-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2017-02-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2016

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

[_] Yes   [X] No

As of February 10, 2017, 6,872,224 shares of NAI's common stock were outstanding, net of 964,453 treasury shares.

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

•	future levels of our revenue concentration risk;
•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations
•	sources and availability of raw materials, including the limited number of suppliers of beta-alanine;
•	inventories, including the adequacy of raw material and other inventory levels to meet future customer demand and the adequacy and intended use of our facilities;
•	product sales and timing of product shipments;
•	current or future customer orders, product returns, and potential product recalls;
•	the impact on our business and results of operations from variations in quarterly net sales from seasonal and other factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMP);
•	our ability to successfully expand our operations, including outside the United States (U.S.);
•	the adequacy of our reserves and allowances;
•	current and future economic and political conditions;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from operations to fund our current working capital needs and capital expenditures through the next 12 months;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2016	June 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,362	$19,747
Accounts receivable - less allowance for doubtful accounts of $15 at December 31, 2016 and $45 at June 30, 2016	9,838	13,217
Inventories, net	17,067	20,768
Income tax receivable	14	14
Prepaids and other current assets	3,985	2,136
Total current assets	52,266	55,882
Property and equipment, net	17,469	15,167
Deferred income taxes	2,227	2,227
Other noncurrent assets, net	832	899
Total assets	$72,794	$74,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,291	$12,821
Accrued liabilities	2,021	2,242
Accrued compensation and employee benefits	1,076	2,802
Income taxes payable	2,076	1,340
Total current liabilities	11,464	19,205
Other noncurrent liabilities, net	858	758
Deferred rent	516	486
Total liabilities	12,838	20,449

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,872,224 at December 31, 2016 and 6,868,628 at June 30, 2016	77	77
Additional paid-in capital	21,644	21,138
Accumulated other comprehensive (loss)	172	(680)
Retained earnings	43,509	38,553
Treasury stock, at cost, 964,453 shares at December 31, 2016 and 958,049 June 30, 2016	(5,446)	(5,362)
Total stockholders’ equity	59,956	53,726
Total liabilities and stockholders’ equity	$72,794	$74,175

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

 (In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales	$30,559	$26,911	$64,626	$48,496
Cost of goods sold	24,064	21,242	50,462	38,094
Gross profit	6,495	5,669	14,164	10,402
Selling, general and administrative	3,382	2,934	7,515	5,939

Income from operations	3,113	2,735	6,649	4,463

Other income (expense):
Interest income	133	25	249	56
Interest expense	-	(2)	-	(3)
Foreign exchange gain (loss)	262	(96)	203	(104)
Other, net	(8)	(2)	(15)	(10)
Total other income (expense)	387	(75)	437	(61)
Income before income taxes	3,500	2,660	7,086	4,402
Provision for income taxes	1,034	792	2,130	1,321
Net income	$2,466	$1,868	$4,956	$3,081

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	1,242	230	852	274

Comprehensive income	$3,708	$2,098	$5,808	$3,355

Net income per common share:
Basic	$0.38	$0.29	$0.76	$0.47
Diluted	$0.37	$0.28	$0.74	$0.46

Weighted average common shares outstanding
Basic	6,567,468	6,509,893	6,562,932	6,515,280
Diluted	6,683,356	6,628,752	6,665,159	6,662,036

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

 (In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2016	2015

Cash flows from operating activities
Net income	$4,956	$3,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,059	944
Non-cash compensation	506	280
Pension expense	100	25
(Gain) loss on disposal of assets	(23)	(232)
Changes in operating assets and liabilities:
Accounts receivable, net	3,379	2,322
Inventories, net	3,701	(5,657)
Prepaids and other assets	(449)	880
Accounts payable and accrued liabilities	(6,721)	2,078
Income taxes	255	1,262
Accrued compensation and employee benefits	(1,726)	146
Net cash provided by operating activities	5,037	5,129

Cash flows from investing activities
Purchases of property and equipment	(3,362)	(1,410)
Proceeds from sale of property and equipment	24	568
Net cash used in investing activities	(3,338)	(842)

Cash flows from financing activities
Repurchase of common stock	(84)	(212)
Net cash used in financing activities	(84)	(212)

Net increase in cash and cash equivalents	1,615	4,075
Cash and cash equivalents at beginning of period	19,747	18,551
Cash and cash equivalents at end of period	$21,362	$22,626

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Taxes	$1,897	$468
Disclosure of non-cash activities:
Change in unrealized gain resulting from change in fair value of derivative instruments, net of tax	$852	$274

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Numerator
Net Income	$2,466	$1,868	$4,956	$3,081

Denominator
Basic weighted average common shares outstanding	6,567	6,510	6,563	6,515
Dilutive effect of stock options	116	119	102	147
Diluted weighted average common shares outstanding	6,683	6,629	6,665	6,662

Basic net income per common share	$0.38	$0.29	$0.76	$0.47

Diluted net income per common share	$0.37	$0.28	$0.74	$0.46

No shares related to stock options were excluded for the three or six months ended December 31, 2016. We excluded shares related to stock options totaling 100,000 for the three and six months ended December 31, 2015 from the calculation of diluted net income per common share, as the effect of their inclusion would have been anti-dilutive.

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

We record reductions to gross revenue for estimated returns of private-label contract manufacturing products and beta-alanine raw material sales. The estimated returns are based on the trailing six months of private-label contract manufacturing gross sales and our historical experience for both private-label contract manufacturing and beta-alanine raw material product returns. However, the estimate for product returns does not reflect the impact of a potential large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® and SR CarnoSyn® trademarks. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $6.7 million during the three months ended December 31, 2016 and $13.4 million during the six months ended December 31, 2016.  We recorded $5.3 million during the three months ended December 31, 2015 and $10.6 million during the six months ended December 31, 2015. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $250,000 during the three months ended December 31, 2016 and $566,000 during the six months ended December 31, 2016. We recorded $209,000 during the three months ended December 31, 2015 and $473,000 during the six months ended December 31, 2015.

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

The Company did not grant any options during the three or six months ended December 31, 2016 or 2015. All remaining outstanding stock options are fully vested. No options were exercised during the three or six months ended December 31, 2016 or  2015.

Our net income included stock based compensation expense of approximately $256,000 for the three months ended December 31, 2016, and $506,000 for the six months ended December 31, 2016. Our net income included stock based compensation expense of approximately $150,000 for the three months ended December 31, 2015, and $280,000 for the six months ended December 31, 2015.

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

As of December 31, 2016 and June 30, 2016, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of December 31, 2016 was a net asset of $2.0 million. The fair value of our forward exchange contracts as of June 30, 2016 was a net asset of $250,000. As of December 31, 2016 and June 30, 2016 we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2016 or the six months ended December 31, 2016.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31, 2016	June 30, 2016
Raw materials	$11,475	$14,751
Work in progress	2,096	3,487
Finished goods	3,836	2,832
Reserves	(340)	(302)
Inventories, net	$17,067	$20,768

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			December 31, 2016	June 30, 2016

Land		N/A		$1,200	$1,200
Building and building improvements	7	–	39	3,616	3,324
Machinery and equipment	3	–	12	24,772	23,846
Office equipment and furniture	3	–	5	3,577	2,994
Vehicles		3	3	209	209
Leasehold improvements	1	–	15	16,432	15,261
Total property and equipment				49,806	46,834
Less: accumulated depreciation and amortization				(32,337)	(31,667)
Property and equipment, net				$17,469	$15,167

D. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consisted of the following during the three and six months ended December 31, 2016 and December 31, 2015 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2016			December 31, 2016
	Defined	Unrealized		Defined	Unrealized
	Benefit	Gains on		Benefit	Gains on
	Pension	Cash Flow		Pension	Cash Flow
	Plan	Hedges	Total	Plan	Hedges	Total
Beginning balance	$(775)	$(295)	$(1,070)	$(775)	$95	$(680)
OCI/OCL before reclassifications	-	2,287	2,287	-	1,834	1,834
Amounts reclassified from OCI	-	(343)	(343)	-	(501)	(501)
Tax effect of OCI activity	-	(702)	(702)	-	(481)	(481)
Net current period OCI/OCL	-	1,242	1,242	-	852	852
Ending balance	$(775)	$947	$172	$(775)	$947	$172

	Three Months Ended			Six Months Ended
	December 31, 2015			December 31, 2015
	Defined	Unrealized		Defined	Unrealized
	Benefit	Gains on		Benefit	Gains on
	Pension	Cash Flow		Pension	Cash Flow
	Plan	Hedges	Total	Plan	Hedges	Total
Beginning balance	$(643)	$(79)	$(722)	$(643)	$(123)	$(766)
OCI/OCL before reclassifications	-	424	424	-	482	482
Amounts reclassified from OCI	-	(69)	(69)	-	(58)	(58)
Tax effect of OCI activity	-	(125)	(125)	-	(150)	(150)
Net current period OCI/OCL	-	230	230	-	274	274
Ending balance	$(643)	$151	$(492)	$(643)	$151	$(492)

During the three months ended December 31, 2016, the amounts reclassified from OCI were comprised of $213,000 of gains reclassified to net revenues and $130,000 related to the amortization of forward points reclassified to other income. During the six months ended December 31, 2016, the amounts reclassified from OCI were comprised of $271,000 of gains reclassified to net revenues and $230,000 related to the amortization of forward points reclassified to other income.

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

E. Debt

On February 1, 2016, we executed a new Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement replaced the previous credit facility and increased our credit line from $5.0 million to $10.0 million. The line of credit may be used to finance working capital requirements. There was no commitment fee required as part of this agreement. There are no amounts currently drawn under the line of credit.

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

On December 31, 2016, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

Our wholly owned subsidiary, NAIE, formerly had a credit facility with Credit Suisse that would provide NAIE with a credit line of up to CHF 500,000, or approximately $488,000.  We terminated this line of credit in December 2016 as we determined that it was unnecessary as we believe our current cash position and on going cash from operations are sufficient to support our cash requirements.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the six months ended December 31, 2016. As of December 31, 2016, we had $10.0 million available under our credit facilities.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Customer 1	$15,074	$11,902	$32,152	$18,691
Customer 2	(a)	3,304	(a)	6,339
	$15,074	$15,206	$32,152	$25,030

(a)   Sales were less than 10% of the respective period’s total revenues.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2016	2015		2016	2015

Supplier 1	(a)	(a)		(a)	$3,097	12%
Supplier 2	(a)	$1,395	12%	(a)	(a)
	$-	$1,395	12%	$-	$3,097	12%

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net Sales
Private label contract manufacturing	$23,864	$21,619	$51,243	$37,884
Patent and trademark licensing	6,695	5,292	13,383	10,612
Total Net Sales	$30,559	$26,911	$64,626	$48,496

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Income from Operations
Private label contract manufacturing	$2,148	$2,543	$5,462	$4,603
Patent and trademark licensing	2,340	1,692	4,240	2,691
Income from operations of reportable segments	4,488	4,235	9,702	7,294
Corporate expenses not allocated to segments	(1,375)	(1,500)	(3,053)	(2,831)
Total Income from Operations	$3,113	$2,735	$6,649	$4,463

Total Assets	December 31, 2016	June 30, 2016
Private label contract manufacturing	$62,742	$66,375
Patent and Trademark Licensing	10,052	7,800
Total	$72,794	$74,175

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia, Asia, Canada, Mexico and South Africa. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

United States	$13,654	$12,498	$28,879	$25,291
Markets outside of the United States	16,905	14,413	35,747	23,205
Total	$30,559	$26,911	$64,626	$48,496

Products manufactured by NAIE accounted for 60% of net sales in markets outside the U.S. for the three months ended December 31, 2016, and 53% for the six months ended December 31, 2016. Products manufactured by NAIE accounted for 71% of net sales in markets outside the U.S. for the three months ended December 31, 2015, and 74% for the six months ended December 31, 2015. No products manufactured by NAIE were sold in the U.S. during the three or six months ended December 31, 2016 and 2015.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Six Months Ended
	December 31, 2016	June 30, 2016	December 31, 2016	June 30, 2016	December 31, 2016	December 31, 2015
United States	$10,897	$9,678	$46,424	$49,755	$1,812	$320
Europe	6,572	5,489	26,370	24,420	1,550	1,090
	$17,469	$15,167	$72,794	$74,175	$3,362	$1,410

H. Income Taxes

The effective tax rate for the three months ended December 31, 2016 was 29.6% and the effective rate for the six months ended December 31, 2016 was 30.1%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. There were no discrete items for the six months ended December 31, 2016. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the six months ended December 31, 2016, there was no change to our valuation allowance.

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

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2013 and forward are subject to examination by U.S. tax authorities and our years for the fiscal year ended June 30, 2008 and forward are subject to examination by state tax authorities. Our tax years for the fiscal year ended June 30, 2015 and forward are subject to examination by Swiss tax authorities.

We do not record U.S. income tax expense for NAIE’s retained earnings that are declared as indefinitely reinvested offshore, thus reducing our overall income tax expense. The amount of earnings designated as indefinitely reinvested in NAIE is based on the actual deployment of such earnings in NAIE’s assets and our expectations of the future cash needs of our U.S. and foreign entities. Currently income tax laws are also a factor in determining the amount of foreign earnings to be indefinitely reinvested offshore.

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. The tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves. There were no adjustments to reserves in the six months ended December 31, 2016.

I. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. On February 6, 2015, the Board of Directors authorized a $1.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3.0 million. On May 11, 2015, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $5.0 million. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions. When we do so we may purchase the shares in open market or privately negotiated transactions.

During the six months ended December 31, 2016, we did not repurchase any shares under this repurchase plan. During the six months ended December, 2015, we repurchased 35,703 shares under this plan at a weighted average cost of $5.91 per share and a total cost of $212,000 including commissions and fees.

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

As of December 31, 2016, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through February 2018. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense or income. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three and six months ended December 31, 2016, we recorded a $92,000 gain related to the ineffective portion of our hedging instruments to other income. We did not have any losses or gains related to the ineffective portion of our hedging instruments during the three and six months ended December 31, 2015. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of December 31, 2016, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $35.2 million (EUR 31.1 million). As of December 31, 2016, a net gain of approximately $1.5 million related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $1.3 million will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of December 31, 2016, the fair value of our cash flow hedges was an asset of $2.0 million, which was classified in prepaids and other current assets in our Consolidated Balance Sheets. During the three months ended December 31, 2016, we recognized $2.3 million of net gains in OCI and reclassified $213,000 of gains from OCI to revenue. During the six months ended December 31, 2016, we recognized $1.8 million of net gains in OCI and reclassified $271,000 of gains from OCI to revenue. As of June 30, 2016, $226,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets in our Consolidated Balance Sheets. During the three months ended December 31, 2015, we recognized $424,000 of gains in OCI and reclassified $45,000 of gains from OCI to revenue. During the six months ended December 31, 2015, we recognized $482,000 of gains in OCI and reclassified $7,000 of gains from OCI to revenue.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2016. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2016 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the first six months of fiscal 2017, our net sales were 33% higher than in the first six months of fiscal 2016.  Private label contract manufacturing sales increased 35% due primarily to the sale of higher volumes of existing products to existing customers and new product sales to new and existing customers. Our first half fiscal 2017 sales were favorably impacted due to the timing and shipments of orders and new product launches. Revenue concentration risk for our largest private label contract manufacturing customer as a percentage of our total net sales increased to 50% for the six months ended December 31, 2016 compared to 39% in the first six months of fiscal 2016.  We expect our revenue concentration for this customer to remain relatively consistent at 50% for the remainder of fiscal 2017.

During the first six months of fiscal 2017, CarnoSyn® beta-alanine revenue increased 26% to $13.4 million as compared to $10.6 million for the first six months of fiscal 2016. The increase in beta-alanine revenue was primarily due to the addition of new customers and increased material shipments to existing customers.

On an annualized basis, we now expect our consolidated fiscal 2017 revenue growth percentage to be approximately 5% to 10% due to reductions in contract manufacturing orders and customer forecasts from Australia, Asia, and Europe.  We expect a majority of this decline to occur in our third fiscal quarter ending March 31, 2017 and to a lesser extent in our fourth fiscal quarter. We believe this international revenue decline will be temporary in nature and will reverse as we enter fiscal 2018 beginning July 1, 2017.  With respect to our CarnoSyn® beta-alanine business, we expect our current sales growth rate to continue for the balance of this fiscal year as we continue to expand our research, our patent estate and our client base.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $2.0 million during the first six months of fiscal 2017 and $779,000 during the comparable period in fiscal 2016.   The increase in these legal expenses on a year over year basis is due to our efforts to enforce compliance with our patents related to instant release CarnoSyn® and to protect our tradename in the marketplace against parties who are using it without our consent.   We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2016 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® trademark, maintain our longer term patent rights, the availability of the raw material beta-alanine when and in the amounts needed, our ability to expand distribution of beta-alanine to new and existing customers, our ability to further commercialize our existing patents, and the continued compliance by third parties with our patent and trademark rights.

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

Our critical accounting policies are discussed under Item 7 of our 2016 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the six months ended December 31, 2016.

Results of Operations

The results of our operations for the three and six months ended December 31 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2016	2015	% Change	2016	2015	% Change
Private label contract manufacturing	$23,864	$21,619	10%	$51,243	$37,884	35%
Patent and trademark licensing	6,695	5,292	27%	13,383	10,612	26%
Total net sales	30,559	26,911	14%	64,626	48,496	33%
Cost of goods sold	24,064	21,242	13%	50,462	38,094	32%
Gross profit	6,495	5,669	15%	14,164	10,402	36%
Gross profit %	21.3%	21.1%		21.9%	21.4%

Selling, general and administrative expenses	3,382	2,934	15%	7,515	5,939	27%
% of net sales	11.1%	10.9%		11.6%	12.2%

Income from operations	3,113	2,735	14%	6,649	4,463	49%
% of net sales	10.2%	10.2%		10.3%	9.2%

Total other income	387	(75)	616%	437	(61)	816%
Income before income taxes	3,500	2,660	32%	7,086	4,402	61%
% of net sales	11.5%	9.9%		11.0%	9.1%

Provision for income taxes	1,034	792	31%	2,130	1,321	61%
Net income	$2,466	$1,868	32%	$4,956	$3,081	61%
% of net sales	8.1%	6.9%		7.7%	6.4%

Private-label contract manufacturing net sales increased 10% during the three months ended December 31, 2016 and 35% during the six months ended December 31, 2016, compared to the same periods in prior year. These increases were primarily due to the sale of higher volumes of existing products to existing customers and new product sales to new and existing customers. Net sales to our largest customer represented a majority of our increase in private-label contract manufacturing sales during both the three and six months ended December 31, 2016. The increase was primarily due to increased consumer demand for existing products as well as the shipment of a new product awarded to our domestic operations in fiscal 2016.

Net sales from our patent and trademark licensing segment increased 27% during the three months ended December 31, 2016 and 26% during the six months ended December 31, 2016, compared to the same periods in the prior year. These increases were primarily the result of growth in our customer base and increased material shipments. The change in gross profit margin between the three and six month periods ended December 31, 2016 was as follows:

	Three Months	Six Months
	Ended	Ended

Contract manufacturing(1)	(2.4)%	(1.1)%
Patent and trademark licensing(2)	2.6	1.6
Total change in gross profit margin	0.2%	0.5%

[1]

[1]Private label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 2.4 percentage points during the three months ended December 31, 2016 and decreased 1.1 percentage points during the six months ended December 31, 2016 as compared to the comparable prior year periods. These decreases were primarily due to a nominal increase in overhead costs as a percentage of net revenues.

[2]

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 2.6 percentage points during the three months ended December 31, 2016 and increased 1.6 percentage points during the six months ended December 31, 2016 as compared to the comparable prior year periods. These increases were primarily due to increased revenues and decreased supply chain costs.

Selling, general and administrative expenses increased $0.4 million, or 15%, during the three months ended December 31, 2016 and increased $1.6 million, or 27%, during the six months ended December 31, 2016, as compared to the comparable prior year periods.  These increases were primarily due to increased compensation costs associated with the growth in sales and increased litigation and patent compliance expenses. The increase in expenses associated with our patent and trademark licensing segment are primarily associated with our efforts to enforce compliance with our patents related to instant release CarnoSyn® and to protect our tradename in the marketplace against parties who are using them without our consent.

Other income, net increased $0.5 million during the three and six months ended December 31, 2016, as compared to the prior periods.  These increases were primarily due to favorable interest income associated with our foreign currency hedge contracts and a $0.1 million realized gain associated with the ineffective portion of certain foreign currency hedge contracts.

Our income tax expense increased $0.2 million, or  31%, during the three months ended December 31, 2016 and increased $0.8 million, or 61%, during the six months ended December 31, 2016, as compared to the comparable prior year periods.  The increases were primarily due to the higher pre-tax income during fiscal 2017 as compared to the comparable prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $5.0 million for the six months ended December 31, 2016 compared to net cash provided by operating activities of $5.1 million in the comparable period in the prior year.

At December 31, 2016, changes in accounts receivable provided $3.4 million in cash compared to providing $2.3 million of cash in the comparable period in the prior year. The increase in cash provided by accounts receivable during the period ended December 31, 2016 primarily resulted from the increase and timing of sales and the related collections. Days sales outstanding was 33 days during both the six months ended December 31, 2016 and the six months ended December 31, 2015.

At December 31, 2016, changes in inventory provided $3.7 million in cash compared to $5.7 million used in the comparable prior year quarter. The change in cash provided by inventory during the period ended December 31, 2016 was primarily related to the conversion of private label contract manufacturing inventory into sales during the first six months of fiscal 2017 versus inventory growth during the first six months of fiscal 2016 related to private label contract manufacturing growth.  Changes in accounts payable and accrued liabilities used $6.7 million in cash during the six months ended December 31, 2016 compared to providing $2.1 million during the six months ended December 31, 2015. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

During the six months ended December 31, 2016, NAIE’s operations provided $2.2 million of our operating cash flow primarily due to the timing of inventory receipts, payments and sales. As of December 31, 2016, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash used in investing activities in the six months ended December 31, 2016 was $3.3 million compared to cash used  of $0.8 million in the comparable period last year. The primary reason for the change was due to capital equipment purchases of $3.4 million in the first half of fiscal 2017 as compared to $1.4 million in of the same period of fiscal 2016. Capital expenditures for both years were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities. The first half of fiscal 2016 also included $568,000 in proceeds from the sale of property and equipment as compared to $24,000 in the first half of fiscal 2017.

Cash used in financing activities for the six months ended December 31, 2016 primarily related to payroll taxes paid on behalf of employees whose restricted stock vested during the quarter in exchange for a transfer to the Company of a portion of the employee’s vested shares equal in market value to the payroll taxes paid.

We did not have any consolidated debt as of December 31, 2016 or June 30, 2016.

On February 1, 2016, we executed a new Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement replaced the previous credit facility and increased our credit line from $5.0 million to $10.0 million. The line of credit may be used to finance working capital requirements. There was no commitment fee required as part of this agreement. There are no amounts currently drawn under the line of credit.

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

On December 31, 2016, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

Our wholly owned subsidiary, NAIE, formerly had a credit facility with Credit Suisse that would provide NAIE with a credit line of up to CHF 500,000, or approximately $488,000.  We terminated this line of credit in December 2016 as we determined that it was unnecessary as we believe our current cash position and on going cash from operations are sufficient to support our cash requirements.

As of December 31, 2016, we had $21.4 million in cash and cash equivalents and $10.0 million available under our credit facilities. We believe our available working capital, cash and cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of December 31, 2016.

There were no changes to our internal control over financial reporting during the quarterly period ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 14, 2017, neither NAI nor its subsidiary were a party to any material pending legal proceeding, nor was any of our property the subject of an material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business, each of which is related to enforcing our intellectual property rights. Some of these matters are summarized below.

In 2011, NAI filed a lawsuit against Woodbolt Distribution, LLC, also known as Cellucor (“Woodbolt”), and both NAI and Woodbolt filed additional lawsuits and countersuits against each other.  NAI and Woodbolt subsequently settled all of the lawsuits between them, but not before the United States Patent and Trademark Office (“USPTO”) at Woodbolt’s request rejected the claims of one NAI patent.  The ruling rejecting the claims of one NAI patent was subsequently confirmed by the Patent Trial and Appeal Board (PTAB) at the USPTO, and that confirmation is presently subject to a request by NAI for a rehearing. The USPTO subsequent rejected the claims of a second NAI patent, which was also confirmed by the PTAB and is the subject of a pending request by NAI for a rehearing.  Both NAI patents rejected by the USPTO expire in August 2017.

On September 18, 2015, the Company filed a complaint against Creative Compounds, Inc., alleging various claims including (1) violation of Section 43 of the Lanham Act, (2) violation of California's Unfair Competition Law, (3) violation of California's False Advertising Law, (4) Trade Libel and Business Disparagement and (5) Intentional Interference with Prospective Economic Advantage. On August 24, 2016, the Company filed a separate complaint against Creative Compounds, Inc., alleging infringement of U.S. patent 7,825,084. On October 5, 2016, Creative filed its answer and counterclaims. On January 19, 2017, the Company filed a Motion to Amend the Complaint, to add allegations of infringement of U.S. patents 5,965,596, 7,504,376, 8,993,610 and 8,470,865, and additional parties, Core Supplement Technology, Inc., Honey Badger LLC, and Myopharma, Inc.

On July 1, 2016, the Company filed a complaint in U.S. District Court for the Southern District of California against Cenegenics, LLC, alleging infringement of U.S. patents 7,504,376 and 7,825,084.  On August 3, 2016, the Company filed an amended complaint to assert infringement of the same patents against Cenegenics' contract manufacturer, Atlantic-Pro Nutrients d/b/a Xymogen, LLC. Subsequently the Company and defendants resolved their disputes and entered into settlement and license agreements, and the case was dismissed.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2016, we did not sell any unregistered equity securities and we did not repurchase any shares of our common stock.

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

Date: February 14, 2017

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)