Form 10-Q
period 2017-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2017-05-15
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

[X] Yes [__] No

Indicate by check mark whether NAI is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company.

Large accelerated filer [__] Accelerated filer [__] Non-accelerated filer [__] Smaller reporting company [X]  Emerging Growth Company [__]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [__]

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes [X] No

As of May 15, 2017, 6,938,352 shares of NAI's common stock were outstanding, net of 1,043,325 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2017	June 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,593	$19,747
Accounts receivable - less allowance for doubtful accounts of $21 at March 31, 2017 and $45 at June 30, 2016	7,919	13,217
Inventories, net	15,966	20,768
Income tax receivable	14	14
Prepaids and other current assets	2,699	2,136
Total current assets	49,191	55,882
Property and equipment, net	17,788	15,167
Deferred income taxes	2,227	2,227
Other noncurrent assets, net	781	899
Total assets	$69,987	$74,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,073	$12,821
Accrued liabilities	2,367	2,242
Accrued compensation and employee benefits	989	2,802
Income taxes payable	1,207	1,340
Total current liabilities	8,636	19,205
Other noncurrent liabilities, net	908	758
Deferred rent	530	486
Total liabilities	10,074	20,449

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,933,352 at March 31, 2017 and 6,868,628 at June 30, 2016	79	77
Additional paid-in capital	21,933	21,138
Accumulated other comprehensive loss	(279)	(680)
Retained earnings	44,254	38,553
Treasury stock, at cost, 1,043,325 shares at March 31, 2017 and 958,049 at June 30, 2016	(6,074)	(5,362)
Total stockholders’ equity	59,913	53,726
Total liabilities and stockholders’ equity	$69,987	$74,175

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net sales	$25,135	$30,006	$89,761	$78,502
Cost of goods sold	20,017	23,549	70,479	61,643
Gross profit	5,118	6,457	19,282	16,859

Selling, general and administrative expenses	4,125	3,352	11,640	9,291

Income from operations	993	3,105	7,642	7,568

Other income (expense):
Interest income	109	26	358	82
Interest expense	(1)	2	(1)	(1)
Foreign exchange (loss) gain	(45)	(137)	158	(241)
Other, net	(6)	1,611	(21)	1,601
	57	1,502	494	1,441
Income before income taxes	1,050	4,607	8,136	9,009
Provision for income taxes	305	1,584	2,435	2,905
Net income	$745	$3,023	$5,701	$6,104

Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(451)	(473)	401	(199)

Comprehensive income	$294	$2,550	$6,102	$5,905

Net income per common share:
Basic	$0.11	$0.46	$0.87	$0.94

Diluted	$0.11	$0.46	$0.86	$0.92

Weighted average common shares outstanding:
Basic	6,581,632	6,510,902	6,569,165	6,513,821
Diluted	6,613,955	6,562,577	6,648,091	6,628,883

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$5,701	$6,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,711	1,364
Non-cash compensation	729	463
Pension expense	149	38
Gain on disposal of assets	(23)	(1,848)
Deferred taxes	-	645
Changes in operating assets and liabilities:
Accounts receivable	5,298	(2,473)
Inventories, net	4,802	(7,164)
Prepaids and other assets	182	380
Accounts payable and accrued liabilities	(8,579)	3,514
Income taxes	(291)	749
Accrued compensation and employee benefits	(1,813)	588
Net cash provided by operating activities	7,866	2,360

Cash flows from investing activities
Purchases of property and equipment	(4,332)	(6,959)
Proceeds from sale of property and equipment	24	3,000
Net cash used in investing activities	(4,308)	(3,959)

Cash flows from financing activities
Repurchase of common stock	(712)	(648)
Net cash used in financing activities	(712)	(648)

Net increase (decrease) in cash and cash equivalents	2,846	(2,247)
Cash and cash equivalents at beginning of period	19,747	18,551
Cash and cash equivalents at end of period	$22,593	$16,304

Supplemental disclosures of cash flow information
Cash paid during the period for:

Interest	$-	$-
Taxes	$2,761	$1,929
Disclosure of non-cash activities:
Change in unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	$401	$(199)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Numerator
Net income	$745	$3,023	$5,701	$6,104
Denominator
Basic weighted average common shares outstanding	6,582	6,511	6,569	6,514
Dilutive effect of stock options	32	52	79	115
Diluted weighted average common shares outstanding	6,614	6,563	6,648	6,629
Basic net income per common share	$0.11	$0.46	$0.87	$0.94
Diluted net income per common share	$0.11	$0.46	$0.86	$0.92

No shares related to stock options were excluded for the three or nine months ended March 31, 2017 and March 31, 2016.

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

We record reductions to gross revenue for estimated returns of private label contract manufacturing products and beta-alanine raw material sales. The estimated returns are based on the trailing six months of private-label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and beta-alanine raw material product returns. However, the estimate for product returns does not reflect the impact of a potential large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® and SR Carnosyn® trademarks. We recorded royalty and licensing income as a component of revenue in the amount of $6.6 million during the three months ended March 31, 2017 and $20.0 million during the nine months ended March 31, 2017. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $5.5 million during the three months ended March 31, 2016 and $16.1 million during the nine months ended March 31, 2016. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and its patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $233,000 during the three months ended March 31, 2017 and $799,000 during the nine months ended March 31, 2017. We recognized royalty expense as a component of cost of goods sold in the amount of $193,000 during the three months ended March 31, 2016 and $666,000 during the nine months ended March 31, 2016.

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

On March 28, 2017, the Board of Directors approved the grant of 140,000 shares of restricted stock to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive Plan. On March 23, 2016, the Board of Directors approved the grant of 130,000 shares of restricted stock to the members of our Board of Directors and certain key members of our management team pursuant to our 2009 Omnibus Incentive Plan. These restricted stock grants will vest over three years and the unvested shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested.

Our net income included stock based compensation expense of approximately $223,000 for the three months ended March 31, 2017 and approximately $729,000 for the nine months ended March 31, 2017. Our net income included stock based compensation expense of approximately $183,000 for the three months ended March 31, 2016 and approximately $463,000 for the nine months ended March 31, 2016.

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

As of March 31, 2017 and June 30, 2016, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of March 31, 2017 was a net asset of $1.1 million. The fair value of our forward exchange contracts as of June 30, 2016 was a net asset of $250,000. As of March 31, 2017 and June 30, 2016, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2016 or the three and nine month periods ended March 31, 2017.

B. Inventories, net

Inventories, net consisted of the following (dollars in thousands):

	March 31, 2017	June 30, 2016
Raw materials	$10,043	$14,751
Work in progress	3,019	3,487
Finished goods	3,014	2,832
Reserves	(110)	(302)
Inventories, net	$15,966	$20,768

C. Property and Equipment, net

Property and equipment consisted of the following (dollars in thousands):

	Depreciable Life In Years			March 31, 2017	June 30, 2016
Land		N/A		$1,200	$1,200
Building and building improvements	7	–	39	3,675	3,324
Machinery and equipment	3	–	12	24,450	23,846
Office equipment and furniture	3	–	5	3,749	2,994
Vehicles		3		209	209
Leasehold improvements	1	–	15	17,008	15,261
Total property and equipment				50,291	46,834
Less: accumulated depreciation and amortization				(32,503)	(31,667)
Property and equipment, net				$17,788	$15,167

D. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three and nine months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	Three Months Ended March 31, 2017
	Defined Benefit Pension Plan	Unrealized Gains (losses) on Cash Flow Hedges	Total

Beginning balance	$(775)	$947	$172
OCI/OCL before reclassifications	—	(322)	(322)
Amounts reclassified from OCI	—	(383)	(383)
Tax effect of OCI activity	—	254	254
Net current period OCI/OCL	—	(451)	(451)
Ending balance	$(775)	$496	$(279)

	Nine Months Ended March 31, 2017
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Beginning balance	$(775)	$95	$(680)
OCI/OCL before reclassifications	—	1,512	1,512
Amounts reclassified from OCI	—	(884)	(884)
Tax effect of OCI activity	—	(227)	(227)
Net current period OCI/OCL	—	401	401
Ending balance	$(775)	$496	$(279)

	Three Months Ended March 31, 2016
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Beginning balance	$(643)	$151	$(492)
OCI/OCL before reclassifications	—	(613)	(613)
Amounts reclassified from OCI	—	(120)	(120)
Tax effect of OCI activity	—	260	260
Net current period OCI/OCL	—	(473)	(473)
Ending balance	$(643)	$(322)	$(965)

	Nine Months Ended March 31, 2016
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Beginning balance	$(643)	$(123)	$(766)
OCI/OCL before reclassifications	—	(131)	(131)
Amounts reclassified from OCI	—	(178)	(178)
Tax effect of OCI activity	—	110	110
Net current period OCI/OCL	—	(199)	(199)
Ending balance	$(643)	$(322)	$(965)

During the three months ended March 31, 2017, the amounts reclassified from OCI were comprised of $278,000 of gains reclassified to net revenues and $106,000 related to the amortization of forward points reclassified to other income. During the nine months ended March 31, 2017, the amounts reclassified from OCI were comprised of $549,000 of gains reclassified to net revenues and $336,000 related to the amortization of forward points reclassified to other income.

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

E. Debt

On March 28, 2017, we executed an amendment to our credit facility with Wells Fargo Bank, N.A. to extend the maturity date for our working line of credit from January 31, 2019 to February 1, 2020. The Credit Agreement provides us with a credit line of up to $10.0 million. The line of credit may be used to finance working capital requirements. There was no commitment fee required as part of this amendment. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time; and (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.25% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.25% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo Bank, N.A. in effect until January 31, 2019, and with Bank of America, N.A. in effect until August 15, 2017.

On March 31, 2017, we were in compliance with all of the financial and other covenants required under the Credit agreement.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the nine months ended March 31, 2017. As of March 31, 2017, we had $10.0 million available under our credit facilities.

F. Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of any of these customers, or a significant decline in sales to these customers, the growth rate of sales to these customers, or in these customers’ ability to make payments when due, could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective period’s consolidated net sales were as follows (dollars in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,

	2017		2016	2017		2016
	Net Sales by Customer		Net Sales by Customer	Net Sales by Customer		Net Sales by Customer
Customer 1	$11,046		$13,023	$43,198		$31,714
Customer 2	(a	)	3,367	(a	)	9,705
Customer 3	(a	)	3,196	(a	)	(a	)
	$11,046		$19,586	$43,198		$41,419

(a)	Sales were less than 10% of the respective period’s total private revenues.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,						Nine Months Ended March 31,
	2017		2016				2017				2016
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases		Raw Material Purchases by Supplier		% of Total Raw Material Purchases		Raw Material Purchases by Supplier		% of Total Raw Material Purchases
Supplier 1	$1,683	16%	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)
Supplier 2	1,646	16	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)
Supplier 3	1,317	13	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)
	$4,646	45%	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

G. Segment Information

Our business consists of two segments for financial reporting purposes. The two segments are identified as (i) private label contract manufacturing, which primarily relates to the provision of private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn® trade name.

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net Sales
Private label contract manufacturing	$18,544	$24,493	$69,787	$62,377
Patent and trademark licensing	6,591	5,513	19,974	16,125
	$25,135	$30,006	$89,761	$78,502

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Income from Operations
Private label contract manufacturing	$749	$2,915	$6,182	$7,518
Patent and trademark licensing	1,786	1,750	6,026	4,440
Income from operations of reportable segments	2,535	4,665	12,208	11,958
Corporate expenses not allocated to segments	(1,542)	(1,560)	(4,566)	(4,390)
	$993	$3,105	$7,642	$7,568

	March 31,	June 30,
	2017	2016
Total Assets
Private label contract manufacturing	$58,867	$66,375
Patent and trademark licensing	11,120	7,800
	$69,987	$74,175

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia, Asia, Canada, Mexico, and South Africa. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S. and our branded products were only sold in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net Sales
United States	$14,605	$13,374	$43,484	$38,665
Markets outside the United States	10,530	16,632	46,277	39,837
	$25,135	$30,006	$89,761	$78,502

Products manufactured by NAIE accounted for approximately 62% of consolidated net sales in markets outside the U.S. for the three months ended March 31, 2017 and 57% for the three months ended March 31, 2016. Products manufactured by NAIE accounted for 55% of consolidated net sales in markets outside the U.S. for the nine months ended March 31, 2017 and 67% for the nine months ended March 31, 2016. No products manufactured by NAIE were sold in the U.S. during the nine months ended March 31, 2017 and 2016.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Nine Months Ended
	March 31, 2017	June 30, 2016	March 31, 2017	June 30, 2016	March 31, 2017	March 31, 2016
United States	$10,827	$9,678	$45,599	$49,755	$2,090	$5,004
Europe	6,961	5,489	24,388	24,420	2,242	1,955
	$17,788	$15,167	$69,987	$74,175	$4,332	$6,959

H. Income Taxes

The effective tax rate for the three months ended March 31, 2017 was an expense of 29.0% and the effective tax rate for the nine months ended March 31, 2017 was an expense of 29.9%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.  There were no significant discrete items for the three and nine months ended March 31, 2017. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  During the three and nine months ended March 31, 2017, there was no change to our valuation allowance.

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

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2013 and forward are subject to examination by the U.S. tax authorities and our years for the fiscal year ended June 30, 2008 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2015 and forward are subject to examination by the Swiss tax authorities.

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

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. The tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves. There were no adjustments to reserves in the nine months ended March 31, 2017.

I. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. On February 6, 2015, the Board of Directors authorized a $1.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3.0 million. On May 11, 2015, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $5.0 million. On March 28, 2017, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $7.0 million. When we do so we may purchase the shares in open market or privately negotiated transactions.

During the nine months ended March 31, 2017, we purchased 39,547 shares under this plan at a weighted average cost of $8.74 per share and a total cost of $345,000 including commissions and fees. During the nine months ended March 31, 2016, we purchased 52,603 shares under this plan at a weighted average cost of $6.26 per share and a total cost of $329,000 including commissions and fees.

During the nine months ended March 31, 2017, we acquired 38,729 shares from employees in connection with restricted stock that vested during the year.  During the nine months ended March 31, 2016, we acquired 27,195 shares from employees in connection with restricted stock that vested during the year.  These shares were returned to the Company by the related employees and in return the Company paid each employee's required tax withholding.  The valuation of the shares acquired and thereby the amount of shares returned to the Company was calculated based on the closing price on the date the shares vested.

Unvested restricted stock grants that are forfeited are returned to treasury stock.  During the nine months ended March 31, 2017, employees forfeited 7,000 shares of unvested restricted stock grants.  During the nine months ended March 31, 2016, employees forfeited 2,667 shares of unvested restricted stock grants.

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

As of March 31, 2017, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through February 2018. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three months ended March 31, 2017, we recorded a $97,000 gain related to the ineffective portion of our hedging instruments to other income. During the nine months ended March 31, 2017, we recorded a $189,000 gain related to the ineffective portion of our hedging instruments to other income. We did not have any losses or gains related to the ineffective portion of our hedging instruments during the three and nine months ended March 31, 2016. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of March 31, 2017, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $23.1 million (EUR 20.4 million). As of March 31, 2017, a net gain of approximately $776,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that a majority of the OCI balance will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of March 31, 2017, the fair value of our cash flow hedges was a net asset of $1.1 million, which was classified as prepaids and other current assets in our Condensed Consolidated Balance Sheets. During the three months ended March 31, 2017 we recognized $322,000 of losses in OCI and reclassified $278,000 of gains from OCI to revenue. During the nine months ended March 31, 2017 we recognized $1.5 million of gains in OCI and reclassified $549,000 of gains from OCI to revenue. As of June 30, 2016, $226,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets in our Consolidated Balance Sheets. During the three months ended March 31, 2016 we recognized $118,000 of gains in OCI and reclassified $2,000 of gains from OCI to revenue. During the nine months ended March 31, 2016 we recognized $125,000 of gains in OCI and reclassified $53,000 of gains from OCI to revenue.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2017. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2016 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales, royalty and licensing revenue generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® trademarks.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, and commercializing our patent estate through sales of beta-alanine under our Carnosyn® and SR Carnosyn® trade names, contract manufacturing, and licensing agreements.

On March 29, 2017 we received a Notice of Allowance from the U.S. Patent and Trademark Office related to a new patent application directed to a broad range of improved methods of beta-alanine intake.  These 28 allowed patent claims target such benefits as delaying muscle fatigue, increasing anaerobic capacity, increasing muscle strength and increasing muscle endurance. This patent when issued will not only become part of our global portfolio covering our CarnoSyn® beta-alanine and SR CarnoSyn® products, but more importantly, we believe it significantly lengthens the patent coverage around our instant release CarnoSyn® beta-alanine to 2023.  Following this Notice of Allowance we intend to seek a significant number of additional patent claims to further broaden our intellectual property protection.

During the first nine months of fiscal 2017, our net sales were 14% higher than in the first nine months of fiscal 2016.  Private label contract manufacturing sales increased 12% due primarily to the sale of higher volumes of existing products to existing customers and new products sales to existing customers. Our sales for the first nine months of fiscal 2017 were favorably impacted due to the timing and shipments of orders and new product launches. Revenue concentration risk for our largest private label contract manufacturing customer as a percent of total net sales increased to 48% for the first nine months of fiscal 2017 compared to 40% in the first nine months of fiscal 2016.

During the first nine months of fiscal 2017, CarnoSyn® beta-alanine revenue increased 24% to $20.0 million as compared to $16.1 million for the first nine months of fiscal 2016. The increase in CarnoSyn® beta-alanine revenue was primarily due to the addition of new customers and increased material shipments to existing customers.

On an annualized basis, we continue to expect our consolidated fiscal 2017 revenue growth percentage to be approximately 5% to 10% due to reductions in contract manufacturing orders and customer forecasts from Australia, Asia, and Europe.  A majority of this expected decline occurred in our third fiscal quarter ending March 31, 2017.  We expect a smaller decline in our fourth fiscal quarter. We believe this international revenue decline will reverse during fiscal 2018.  With respect to our CarnoSyn® beta-alanine business, we expect our current sales levels to continue for the balance of this fiscal year and the foreseeable future as we continue to expand our research, our patent estate and our client base.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation, patent compliance, and new patent application expenses of approximately $3.0 million during the first nine months of fiscal 2017 and $1.3 million during the comparable period of fiscal 2016. The increase in these legal expenses on a year over year basis is primarily due to our efforts to enforce compliance with our existing patents, fees and expenses related to new patent applications and to protect our trade name in the marketplace against parties who are using it without our consent.   We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2016 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to enforce compliance of our instant release CarnoSyn® patents, maintain our patent rights and develop a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® trademark.

During the remainder of fiscal 2017, we plan to continue to focus on:

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

Our critical accounting policies are discussed under Item 7 of our 2016 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the nine months ended March 31, 2017 other than as listed under Item A to our Notes to Condensed Consolidated Financial Statement contained in this Quarterly Report.

Results of Operations

The results of our operations for the three- and nine-month periods ended March 31 were as follows (dollars in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2017	2016	% Change	2016	2016	% Change
Private label contract manufacturing	$18,544	$24,493	-24%	$69,787	$62,377	12%
Patent and trademark licensing	6,591	5,513	20%	19,974	16,125	24%
Total net sales	25,135	30,006	-16%	89,761	78,502	14%
Cost of goods sold	20,017	23,549	-15%	70,479	61,643	14%
Gross profit	5,118	6,457	-21%	19,282	16,859	14%
Gross profit %	20.4%	21.5%		21.5%	21.5%
Selling, general & administrative expenses	4,125	3,352	23%	11,640	9,291	25%
% of net sales	16.4%	11.2%		13.0%	11.8%
Income from operations	993	3,105	-68%	7,642	7,568	1%
% of net sales	4.0%	10.3%		8.5%	9.6%
Other income, net	57	1,502	-96%	494	1,441	-66%
Income before income taxes	1,050	4,607	-77%	8,136	9,009	-10%
% of net sales	4.2%	15.4%		9.1%	11.5%
Income tax expense	305	1,584	-81%	2,435	2,905	-16%
Net income	$745	$3,023	-75%	$5,701	$6,104	-7%
% of net sales	3.0%	10.1%		6.4%	7.8%

Private label contract manufacturing net sales decreased 24% during the three months ended March 31, 2017 and increased 12% during the nine months ended March 31, 2017, compared to the same periods in prior year. The decrease in the three months ended March 31, 2017 is primarily due to reductions in orders related to the Asian and European markets. The increase during the first nine months of fiscal 2017 is primarily due to the sale of higher volumes of existing products to existing customers and new products sales to existing customers.

Net sales from our patent and trademark licensing segment increased 20% during the three months ended March 31, 2017 and 24% during the nine months ended March 31, 2017, compared to the same periods in the prior year. These increases were primarily the result of growth in our customer base and increased material shipments.

The change in gross profit margin between the three and nine month periods ended March 31, 2017 was as follows:

	Three Months Ended	Nine Months Ended
Contract manufacturing(1)	(5.6)%	(2.4)%
Patent and trademark licensing(2)	4.5	2.4
Total change in gross profit margin	(1.1)%	0.0%

[1]

Private label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 5.6 percentage points during the three months ended March 31, 2017 and decreased 2.4 percentage points during the nine months ended March 31, 2017 as compared to the comparable prior year periods. The decrease during the three months ended March 31, 2017 is primarily due to shift in product sales mix and increased per unit manufacturing costs. The decrease during the nine months ended March 31, 2017 is primarily due to a nominal increase in labor and overhead costs as a percentage of net revenues.

[2]

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 4.5 percentage points during the three months ended March 31, 2017 and increased 2.4 percentage points during the nine months ended March 31, 2017 as compared to the comparable prior year periods. These increases were primarily due to increased revenues and decreased supply chain costs.

Selling, general and administrative expenses increased $0.8 million, or 23%, during the third quarter of fiscal 2017 as compared to the comparable prior year period. During the first nine months of fiscal 2017, selling, general, and administrative expenses increased $2.4 million, or 25%, as compared to comparable prior year period. These increases were primarily due to increased litigation and patent compliance expenses and increased compensation costs associated with the growth in sales. The increase in expenses associated with our patent and trademark licensing segment are primarily associated with our efforts to enforce compliance with our patents related to instant release CarnoSyn®, new patent applications, and to protect our trade name in the marketplace against parties who are using them without our consent.

The changes in other income, net for both the three and nine month periods ended March 31, 2017, as compared to the same periods in the prior year, primarily relate to the sale of our domestic corporate headquarters in San Marcos, CA during the third quarter of fiscal 2017, which resulted in a one-time pre-tax gain of $1.6 million.

Our income tax expense decreased $1.3 million during the third quarter of fiscal 2017 and $0.5 million during the nine months ended March 31, 2017 as compared to the same periods in fiscal 2016. The decrease during the three months ended March 31, 2017 is primarily related to approximately $0.6 million of tax expense related to the sale of our domestic headquarters recorded in the third quarter of fiscal 2016 and lower pre-tax income in the third quarter of fiscal 2017 as compared to the same period in fiscal 2016. The decrease during the first nine months of fiscal 2017 as compared to the same period in fiscal 2016 primarily relates to approximately $0.6 million of tax expense related to the sale of our domestic headquarters partially offset by increased tax expense on pre-tax income before the impact of the gain recorded on the sale of our corporate headquarters in San Marcos, CA in fiscal 2016.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $7.9 million for the nine months ended March 31, 2017, compared to $2.4 million provided by operating activities in the comparable period in the prior year.

At March 31, 2017, changes in accounts receivable, consisting primarily of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, provided $5.3 million in cash compared to using $2.5 million in the comparable period in the prior year. The increase in cash provided by accounts receivable during the nine months ended March 31, 2017, was primarily due to increased sales and the timing and collection of sales year over year. Days sales outstanding was 32 days as of March 31, 2017, compared to 39 days as of March 31, 2016.

At March 31, 2017, changes in inventory provided $4.8 million in cash compared to $7.2 million of cash used in the comparable prior year period. The change in cash activity from inventory during the nine months ended March 31, 2017 was primarily related to the conversion of private label contract manufacturing inventory into sales during the first nine months of fiscal 2017 versus inventory growth during the first nine months of fiscal 2017 related to private label contract manufacturing growth. Changes in accounts payable and accrued liabilities used $8.6 million in cash during the nine months ended March 31, 2017 compared to providing $3.5 million during the nine months ended March 31, 2016. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

NAIE provided approximately $4.3 million of our operating cash flow in the nine months ended March 31, 2017. As of March 31, 2017, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash used in investing activities during the nine months ended March 31, 2017 was $4.3 million as compared to $4.0 million used during the nine months ended March 31, 2016. Capital expenditures decreased to $4.3 million during the nine months ended March 31, 2017 compared to $7.0 million in the comparable period in the prior year. Capital expenditures during both periods included purchases of manufacturing equipment used in our Vista, California and Manno, Switzerland facilities while capital expenditures during the nine months ended March 31, 2016 also included the purchase of our new corporate headquarters located in Carlsbad, CA following the sale of our former headquarters located in San Marcos, CA. The capital expenditures during the first nine months of fiscal 2016 were partially offset by proceeds from the sale of equipment and sale of our former headquarters of $3.0 million as compared to $24,000 in the first nine months of fiscal 2016.

Cash used in financing activities for the nine months periods ending March 31, 2017 and March 31, 2016 related to share purchases of our common stock as part of our share repurchase program.

We did not have any consolidated debt as of either March 31, 2017 or June 30, 2016.

On March 28, 2017, we executed an amendment to our credit facility with Wells Fargo Bank, N.A. to extend the maturity date for our working line of credit from January 31, 2019 to February 1, 2020. The Credit Agreement provides us with a credit line of up to $10.0 million. The line of credit may be used to finance working capital requirements. There was no commitment fee required as part of this amendment. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time; and (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.25% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.25% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before January 31, 2020. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo Bank, N.A. in effect until January 31, 2019, and with Bank of America, N.A. in effect until August 15, 2017.

On March 31, 2017, we were in compliance with all of the financial and other covenants required under the Credit agreement.

As of March 31, 2017, we had $22.6 million in cash and cash equivalents and $10.0 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of March 31, 2017.

There were no changes to our internal control over financial reporting during the quarterly period ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 12, 2017, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding.   We are currently involved in several matters in the ordinary course of our business, each of which is related to enforcing our intellectual property rights. Some of these matters are summarized below.

In 2011, NAI filed a lawsuit against Woodbolt Distribution, LLC, also known as Cellucor (“Woodbolt”), and both NAI and Woodbolt filed additional lawsuits and countersuits against each other.  NAI and Woodbolt subsequently settled all of the lawsuits between them, but not before the United States Patent and Trademark Office (“USPTO”) at Woodbolt’s request rejected the claims of two NAI patents.  The rulings rejecting the claims of two NAI patents was subsequently confirmed by the Patent Trial and Appeal Board (PTAB) at the USPTO. NAI has filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit requesting that certain findings of the PTAB’s be reversed. Both NAI patents rejected by the USPTO expire in August 2017.

On September 18, 2015, the Company filed a complaint against Creative Compounds, Inc., alleging various claims including (1) violation of Section 43 of the Lanham Act, (2) violation of California's Unfair Competition Law, (3) violation of California's False Advertising Law, (4) Trade Libel and Business Disparagement and (5) Intentional Interference with Prospective Economic Advantage. A trial date is currently set for October 3, 2017. On August 24, 2016, the Company filed a separate complaint against Creative Compounds, Inc., alleging infringement of U.S. patent 7,825,084. On October 5, 2016, Creative filed its answer and counterclaims. On January 19, 2017, the Company filed a Motion to Amend the Complaint, to add allegations of infringement of U.S. patents 5,965,596, 7,504,376, 8,993,610 and 8,470,865, and additional parties, Core Supplement Technology, Inc., Honey Badger LLC, and Myopharma, Inc. The Court granted the Company’s motion. On May 2, 2017, the Court issued a revised scheduling order and set a trial date for July 31, 2018.

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

On July 6, 2016, the Company filed a complaint against Allmax Nutrition, Inc. in U.S. District Court for the Southern District of California, alleging (1) infringement of U.S. patents 5,965,596, 6,172,098, 7,825,084 and RE 45,947, (2) violation of Section 32 of the Lanham Act, and (3) copyright infringement. On October 19, 2016, the Company filed an amended complaint adding HBS International Corp., Allmax's exclusive distributor, as a co-defendant.  On May 2, 2017, the Court issued a scheduling order setting a trial date for July 31, 2018.

On August 2, 2016, the Company filed a complaint against Muscle Sports Products, LLC in U.S. District Court for the Southern District of California, alleging infringement of its CarnoSyn® and CarnoSyn Beta Alanine® trademarks.  Subsequently the Company and defendant resolved their disputes and entered into settlement and license agreements, and the case was dismissed.

On September 15, 2016, the Company filed a complaint against Arnet Pharmaceutical Corporation in the U.S. District Court for the Southern District of California alleging Breach of Contract.  On May 2, 2017, the Court issued a scheduling order setting a trial date for July 31, 2018.

On September 16, 2016, the Company filed a complaint against Hi-Tech Pharmaceuticals, Inc. d/b/a ALR Industries, APS Nutrition, Innovative Laboratories, Formutech Nutrition, LG Sciences and Sports 1 in U.S. District Court for the Southern District of California, alleging (1) infringement of U.S. patents 5,965,596, 7,825,084, 8,993,610 and RE 45,947, (2) violation of Section 32 of the Lanham Act and (3) breach of contract. On May 2, 2017, the Court issued a scheduling order setting a trial date for July 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the quarter ended March 31, 2017, we repurchased 39,547 shares of our common stock at a total cost of $345,000 (including commissions and transaction fees) as set forth below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of March 31, 2017)
January 1, 2017 to January 31, 2017	—	—	—	—
February 1, 2017 to February 29, 2017	—	—	—	—
March 1, 2017 to March 31, 2017	39,547	$8.74	39,547	$2,844,000
Total	39,547		39,547	$2,844,000

1.	On June 3, 2011, we announced a plan to repurchase up to $2 million in shares of our common stock.
2.	On February 6, 2015, the Board of Directors authorized a $1 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3 million.
3.	On May 11, 2015, the Board of Directors authorized a $2 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $5 million.
4.	On March 28, 2017, the Board of Directors authorized a $2 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $7 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	Second Amendment to the Credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of March 28, 2017	Filed herewith

10.2	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank N.A. dated March 28, 2017 in the amount of $10,000,000	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2017

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)