Form 10-K
period 2017-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2017-09-18
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging Growth Company	☐

Non-accelerated filer	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2016) was approximately $60,286,268 (based on the closing sale price of $11.30 reported by Nasdaq on December 31, 2016). For this purpose, all of NAI’s officers and directors and their affiliates were assumed to be affiliates of NAI.

As of September 15, 2017, 7,437,018 shares of NAI’s common stock were outstanding, net of 1,044,659 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 5, 2017, to be filed on or before October 28, 2017.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to maintain or increase our patent and trademark licensing revenues;

•	our ability to develop new products, develop relationships with new customers and maintain or improve existing customer relationships;

•	our ability to protect our intellectual property;

•	the outcome of pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;

•	our ability to improve operation efficiencies, manage costs and business risks and improve or maintain profitability;

•	the costs associated with defending and resolving potential legal claims, even if such claims are without merit;

•

currency exchange rates, their effect on our results of operations, including amounts that may be reclassified as earnings, the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	future levels of our revenue concentration risk;

•	sources and availability of raw materials, including the limited number of suppliers of beta-alanine;

•	inventories, including the adequacy of raw material and other inventory levels to meet future customer demand and the adequacy and intended use of our facilities;

•	manufacturing and distribution channels, product sales and performance, and timing of product shipments;

•	current or future customer orders, product returns, and potential product recalls;

•	the impact on our business and results of operations and variations in quarterly net sales from seasonal and other factors;

•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices;

•	our ability to successfully expand our operations, including outside the United States (U.S.);

•	the adequacy of our reserves and allowances;

•

the sufficiency of our available cash, cash equivalents, and potential cash flows from operations to fund our current working capital needs and capital expenditures through the next 12 months and longer;

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

As our primary business activity, we provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also own a patent estate related to the ingredient known as beta-alanine, which is primarily commercialized through the direct sale of this raw material and proprietary formulations of this raw material under our CarnoSyn® and SR CarnoSyn® trademarks.

History

Originally founded in 1980, Natural Alternatives International, Inc. reorganized as a Delaware corporation in 1989. Our principal executive offices are located at 1535 Faraday Ave, Carlsbad, CA 92008.

In January 1999, we formed Natural Alternatives International Europe S.A. (NAIE) as our wholly owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened its manufacturing facility in Manno, Switzerland, which has grown over the ensuing years and currently possesses manufacturing capability in encapsulation, powders, and tablets, finished goods packaging, quality control, laboratory testing, warehousing, distribution and administration.

Historically, as part of our business strategy, we have sought to commercialize our patent estate through contract manufacturing, royalty and license agreements. From March 2009 through March 31, 2015, we had an agreement with Compound Solutions, Inc. (CSI) to grant a license to CSI to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights and grant a similar sub-license to customers of CSI who purchased beta-alanine from CSI under the CarnoSyn® trademark. During the term of this agreement, we received a fee from CSI that varied based on the quantity and source of beta-alanine sold by CSI. We terminated our relationship with CSI effective April 1, 2015 and began directly selling beta-alanine, and licensing our related patent and trademark rights, in order to take advantage of strategic opportunities, including opportunities to provide additional contract manufacturing services, further commercialize our patent estate, and to increase our top-line revenue and profit profile.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, to NAIE.

Overview of our Facilities and Operations

Our U.S.-based operations are located in Vista and Carlsbad, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory, and other research and development services. Our manufacturing facilities were recertified on November 8, 2016 by the Therapeutic Goods Administration (TGA) of Australia after its audit of our Good Manufacturing Practices (GMP). TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen to thirty six months. During August 2016, TGA completed an inspection of our facility and quality systems for compliance with good manufacturing practices, and a renewed 36 months GMP clearance was issued with an expiry of August 3, 2020.

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

Our U.S. operations have also been certified by Health Canada as compliant with GMP requirements as outlined in Part 3 of the Canadian Natural Health Products Regulations.  Health Canada is the department of the Canadian government with responsibility for national public health.  Health Canada has initiated work to modernize its regulatory system for food and health products.  Health Canada plays an active role in ensuring access to safe and effective drugs and health products while giving high priority to public safety and striving to provide information needed to make healthy choices and informed decisions regarding one’s health.  NAI was issued its initial certification in December 2011 and received its most recent renewal in December 2016.  Not only does this approval demonstrate another level of regulatory compliance for NAI, it may also ease the approval process for our customers who import products into Canada.

During March 2015, our California facilities became certified as an Organic Processor and Handler by Natural Food Certifiers (NFC).  This certification demonstrates that we meet the USDA National Organic Program standards and allows us to expand our contract manufacturing and packaging services to include Organic labeled products.  The certification requires annual renewal and was last renewed in September 2016. We are registered with the State of California, Department of Public Health Food and Drug Branch as an organic processor. Additionally, we are certified by various Rabbinical and Halal authorities to produce Kosher and Halal certified products. These certifications guarantee that the facility, processes, and ingredients of certified products have been reviewed and found to be in compliance with the strict dietary laws of the respective Jewish and Muslim communities

NAIE also operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license to process pharmaceuticals for packaging, import, export and sale within Switzerland and other countries from the Swissmedic Authority of Bern, Switzerland. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying that NAIE’s expanded facilities conform to GMP. In January 2013, following the additional upgrade of NAIE’s manufacturing facilities to include the manufacture of pharmaceuticals, NAIE obtained an additional pharmaceutical approval from the Swissmedic Authority certifying that NAIE’s upgraded facilities conform to GMP. We believe these licenses and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and improve our ability to develop relationships with new customers. Our Swissmedic licenses are valid until February 2019.

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

Overall, we believe there is an opportunity to enhance consumer confidence in the quality of our customer’s nutritional supplements and their adherence to label claims through the education provided by direct sales and direct-to-consumer marketing programs. We believe our GMP and TGA certified manufacturing operations, science based product formulations, peer-reviewed clinical studies and regulatory expertise provide us with a sustainable competitive advantage by providing our customers with a high degree of confidence in the products we manufacture.

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

We also believe there is significant opportunity with the commercialization of our patent estate through the introduction of CarnoSyn® and SR CarnoSyn® beta-alanine into additional markets and with the introduction of new beta-alanine product offerings. Currently, a majority of our sales of CarnoSyn® are to companies that operate in the sports nutrition channel and are focused on products containing the instant release form of beta-alanine. We believe there are several other markets and distribution channels that represent growth opportunities for the distribution of CarnoSyn® and SR CarnoSyn® beta-alanine. We have also recently introduced SR CarnoSyn®, which we believe is a superior delivery system of CarnoSyn® beta-alanine based on its sustained release profile that allows for increased daily dosing and improved muscle retention of carnosine. We believe the introduction of SR CarnoSyn® beta-alanine is an important step in the further commercialization of our patent estate outside of the sports nutrition channel. Our remaining patents related to instant release beta-alanine expire in 2023 while our patents for SR CarnoSyn® extend through 2026.

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

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2017		2016
	$	%	$	%
Private-label Contract Manufacturing	$95,024	78	$92,420	81
Patent and Trademark Licensing	26,922	22	21,781	19
Total Net Sales	$121,946	100	$114,201	100

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

Our research and development expenses for the fiscal year ended June 30, 2017 increased to $1.6 million, compared to $1.1 million for the fiscal year ended June 30, 2016.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. In addition, the commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. We conduct identity testing for all raw materials we purchase and, on a predetermined testing protocol basis, we evaluate raw materials to ensure their quality, purity and potency before we use them in our products. We typically buy raw materials in bulk from qualified vendors located both within and outside the U.S. During fiscal 2017, we had one supplier, Scientific Living, which represented more than 10% of our total raw material purchases.

Our contract manufacturing business did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials during fiscal 2017. However, there continues to be significant pricing pressures associated with various vitamins, minerals and herbs in the raw material marketplace. Throughout fiscal 2018, we expect upward pricing pressures for raw materials and other costs will continue as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs.

Customers

We have one private-label contract manufacturing customer that individually represents more than 10% of our consolidated net sales. The loss of this customer could result in a significant negative impact to our financial position and results of operations. We continue to focus on obtaining new private-label contract manufacturing customers to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

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

Government Regulation

Our business is subject to varying degrees of regulation by a number of government authorities in the U.S., including the FDA, the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Various state and local agencies in areas where we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business these and other authorities regulate include, among others:

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

We are also subject to a variety of other regulations in the U.S., including those relating to health, safety, bioterrorism, taxes, labor and employment, import and export, the environment and intellectual property. All of these regulations require significant financial and operational resources to ensure compliance, and we cannot assure you we will always be in compliance despite our best efforts to do so.

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

Intellectual Property

Trademarks. We have developed and use trademarks in our business, particularly relating to corporate, brand and product names. We own 37 trademark registrations, including eight registrations in the U.S. Six of these U.S. registrations are incontestable. Federal registration of a trademark in the  United States affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent subsequent users from using the same or similar mark. However, to the extent a common law user has developed trademark patent rights in a mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration can be subject to that user’s prior rights in that geographic area. In addition, rights in a registered mark are dependent upon the continued use of the mark in connection with the goods and/or services set forth in the registration.

We have 27 foreign trademark registrations covering 41 countries including, registrations for CarnoSyn and SR CarnoSyn in Australia, Brazil, Canada, China, Cuba, the European Union Intellectual Property Office, Hong Kong, Israel, Japan, Mexico, New Zealand, Poland, and South Korea. Registrations have also been obtained for SR CarnoSyn and the CarnoSyn logo in Switzerland, for Carnosyn SR in Australia and the European Union.  We currently have three U.S. trademark applications pending and three International applications pending. We also claim common law ownership and protection of certain unregistered trademarks and service marks based upon our continued use of the marks under common law. In some countries such as, the United States, common law offers protection of a mark within the particular geographic area in which it is used.

We believe our registered and unregistered trademarks constitute valuable assets, adding to the recognition of our products and services in the marketplace. These and other proprietary rights have been and will continue to be important in enabling us to compete; however, we cannot assure you that our current or future trademark applications will be granted or our current trademarks or registrations will be maintained.

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

Patents and Patent Licenses. We currently own seven U.S. patents and seventeen corresponding patents registered in countries throughout North America, Europe and Asia. We also have pending applications in several countries. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI and we make certain ongoing royalty payments to the prior owners of the patents. We also license rights to the prior owners for certain uses that are covered by the patents. The royalty payments and license continue until the expiration of the patents. We also sell beta-alanine, and license our patent and trademark rights related to beta-alanine. We have a patent expiring in each of 2023, 2024, and 2025, and twenty-one patents expire in 2026.

Beginning in fiscal 2009, the licensing, raw material sales, and revenues we have received associated with the sale and licensing of beta-alanine under the CarnoSyn® trade name have grown steadily from $515,000 in fiscal 2009 to $26.9 million in fiscal 2017. During fiscal 2017, our revenues included $856,000 of royalties and $26.1 million related to the direct sale of beta-alanine. We incurred intellectual property litigation and patent compliance expenses of approximately $4.2 million during fiscal 2017 primarily in connection with our efforts to protect our proprietary rights and patent estate. We expect to continue to incur these types of litigation expenses during fiscal 2018.

Employees

As of June 30, 2017, we employed 158 full-time employees in the U.S., three of whom held executive management positions. Of the remaining full-time employees, 32 were employed in research, laboratory and quality control, 9 in sales and marketing, and 114 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2017, we had 11 temporary personnel.

As of June 30, 2017, NAIE employed an additional 52 full-time employees, 4 part time employees, and 2 temporary personnel. Most of these positions were in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good.

Seasonality

Although we believe there is little if any material impact on our business or results of operations from seasonal factors, we have experienced and expect to continue to experience variations in quarterly net sales due to the timing of private-label contract manufacturing and CarnoSyn® and SR CarnoSyn® beta-alanine raw material orders.

Financial Information about Our Business Segments and Geographic Areas

Our operations are comprised of two reportable segments:

•	Private-label contract manufacturing, in which we primarily provide manufacturing services to companies that market and distribute nutritional supplements and other health care products.

•	Royalty, licensing, and raw material sales associated with the sale and license of beta-alanine under our CarnoSyn® and SR CarnoSyn® trademarks.

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

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2017, sales to our largest customer, The Juice Plus+ Company, were approximately 50% of our consolidated net sales. No other customers represented more than 10% of our consolidated net sales. The loss of this customer or other major customers, a significant decrease in sales to these customers, or a significant change in their business or personnel, could materially affect our financial condition and results of operations. Furthermore, the timing of our customers’ orders is impacted by, among others, their marketing programs, their customer demand, their raw material suppliers we are sometimes required to use, their supply chain management, entry into new markets and their new product introductions, all of which are outside of our control. All of these attributes have had and are expected to have a significant impact on our business.

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

We currently derive significant revenues and income from sales of beta-alanine and licensing our patents. Our ability to maintain or grow our sales of beta-alanine and license revenue from our other patents is contingent on our ability to continue to defend our patents, and commercialize the sale of beta-alanine under our remaining instant release CarnoSyn® patents and trademark and our SR Carnosyn® patents and trademark.

We own multiple patents and trademarks related to the use of beta-alanine in food and nutritional supplements. A majority of our revenue and income from this segment is currently derived from activity related to licensing our patents associated with instant release beta-alanine, sold under our trade name CarnoSyn®. We had fifteen patents related to CarnoSyn® expire in August 2017 and currently only have two remaining patents for this version of CarnoSyn®, which expire in August 2023. There is no assurance we will be successful maintaining our historical CarnoSyn® instant release beta-alanine sales levels or grow future sales volumes with our remaining CarnoSyn® instant release patent estate. If we are not successful it could have a material adverse effect on our business, results of operations, and financial condition.

We believe SR CarnoSyn® is a superior delivery system of CarnoSyn® beta-alanine based on its sustained release profile that allows for increased daily dosing and improved muscle retention of carnosine. Our patents related to SR CarnoSyn® extend through 2026 and we believe the introduction of SR CarnoSyn® beta-alanine is an important step in the further commercialization of our patent estate. There can be no assurance we will be successful in getting the market to transition to this new form of beta-alanine or we will be successful launching new products utilizing SR CarnoSyn® beta-alanine in existing and new product channels and markets. If we are not successful it could have a material adverse effect on our business, results of operations, and financial condition.

We have incurred, and may continue to incur significant costs defending our intellectual property. We may be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others.

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents and similar intellectual property. We may continue to incur significant patent and trademark litigation costs associated with defending this intellectual property. During fiscal 2017, we incurred approximately $4.2 million in patent litigation and prosecution expense and may incur significant similar expenses during fiscal 2018. These efforts are described in more detail under Item 3 of this report. There is no assurance we will be able to protect our intellectual property adequately or that our intellectual property rights will be upheld. If pending legal proceedings to invalidate our patent rights are successful, they could have a material adverse impact upon our financial condition and results of operations. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. If such infringement claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance a license would be available on terms acceptable or favorable to us, if at all.

Our operating results will vary. We have experienced a decline in net sales and incurred losses in past years and there is no guarantee our sales will improve or we will earn a profit in future years. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our net sales increased during fiscal 2017 as compared to fiscal 2016 but there can be no assurance our net sales will continue to improve in the near term, or we will earn a profit in any given year. We have experienced net losses in the past and may incur losses in the future. Our operating results may fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We anticipate generating positive net income in fiscal 2018, although there is no assurance we will be able to do so. Fluctuations in our operating results may adversely affect the share price of our common stock.

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

A significant or prolonged economic downturn, could have, and at certain times in the past have had, a material adverse effect on our results of operations.

Our results of operations are affected by the level of business activity of our customers and licensees, which in turn is affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private-label contract manufacturing customers and products sold or manufactured by others using our licensed patent rights. Any decline in economic conditions in the U.S. and the various foreign markets in which our customers operate could negatively impact our customers’ businesses and our operations. A significant enough decline in consumer demand and the level of business activity of our customers due even if only in part to economic conditions could have a material adverse effect on our revenues and profit margins.

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

We buy our raw materials from a limited number of suppliers. During fiscal 2017, we had one supplier, Scientific Living, that represented more than 10% of our raw material purchases. During fiscal 2016, we did not have any suppliers that represented more than 10% of our raw material purchases. Still, the loss of any of our major suppliers or of a supplier that provides any hard to obtain materials could adversely affect our business operations. Although we believe we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or with our customer’s consent to substitute different materials from alternative sources.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. Since fiscal 2009, we have experienced increases in various raw material costs, transportation costs and the cost of petroleum based raw materials and packaging supplies used in our business. Increasing raw material and product cost pricing pressures have continued throughout fiscal 2017 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs. We expect these pressures to continue through fiscal 2018. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset negative effects of cost increases on our results of operations or financial condition.

There can be no assurance suppliers will provide the quality raw materials needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes, terrorism, natural disasters, or other catastrophic events.

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

Additionally, it is possible one or more of our insurers could exclude from our coverage certain ingredients used in our products. In such event, we may have to stop using those ingredients or rely on indemnification or similar arrangements with our customers who wish to continue to include those ingredients in their products. A substantial increase in our product liability risk or the loss of customers or product lines, or the failure of a customer to honor indemnification agreements could have a material adverse effect on our results of operations and financial condition.

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

Our business can be affected by adverse publicity or negative public perception about our competitors, our customers, or our industry generally. Adverse publicity may include publicity about the nutritional supplements industry generally, the efficacy, safety and quality of nutritional supplements and other health care products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors, or our customers. Any adverse publicity or negative public perception could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations could be adversely affected if any of our products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated and unwanted health consequences.

If we are unable to attract and retain qualified management personnel, our business may suffer.

Our executive officers and other management personnel are primarily responsible for our day-to-day operations. We believe our success depends largely on our ability to attract, maintain and motivate highly qualified management personnel. Competition for qualified individuals can be intense, has been increasing in recent years, and we may not be able to hire additional qualified personnel in a timely manner or on terms that would not substantially increase our costs. Any inability to retain a skilled professional management team could adversely affect our ability to successfully execute our business strategies and achieve our goals.

Our manufacturing and third party fulfillment activities are subject to certain risks.

We manufacture the vast majority of our products at our manufacturing facility in California. As a result, we are dependent on the uninterrupted and efficient operation of this facility. Our manufacturing operations, including those of our suppliers, are subject to power failures, blackouts, telecommunications failures, computer viruses, human error, breakdown, failure or substandard performance of our leased facilities, our equipment, the improper installation or operation of equipment, terrorism, natural or other disasters, intentional acts of violence, and the need to comply with the requirements or directives of governmental agencies, including the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slowdowns or delays in our operations. While we have implemented and are evaluating various emergency, contingency and disaster recovery plans and maintain business interruption insurance, there can be no assurance the occurrence of these or any other operational problems at our facilities in California or at NAIE’s facility in Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance our contingency plans will prove to be adequate or successful if needed or our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations.

We outsource our beta-alanine fulfillment and distribution activities and certain contract manufacturing activities. The operation of the third party service provider’s facilities is subject to the interruption and similar risks described above for our facilities and there can be no assurance these interruptions or any other operational problem at such third party’s facilities would not have a material adverse effect on our business, financial condition and results of operations.

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

We may pursue acquisitions of companies we believe could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. Acquisitions involve numerous risks, including the following:

•	potential difficulties related to integrating the products, personnel and operations of the acquired company;

•	failure to operate efficiently as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices;

•	diverting management’s attention from the other daily operations of the business;

•	entering markets in which we have no or limited prior direct experience and where competitors in such markets have stronger market positions;

•	potential loss of key employees of the acquired company;

•	potential inability to achieve cost savings and other potential benefits expected from the acquisition;

•	an uncertain sales and earnings stream from the acquired company; and

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 23% of our outstanding shares of common stock as of June 30, 2017, including approximately 17% of our outstanding shares of common stock beneficially owned by Mark LeDoux, our Chief Executive Officer and Chairman of the Board, and his family and affiliates. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

It is possible our cash from operations could become insufficient to meet our working capital needs and/or to implement our business strategies. In such an event, there can be no assurance our existing line of credit would be sufficient to meet our working capital needs. Furthermore, if we fail to maintain certain loan covenants we may no longer have access to our credit line. Our credit line terminates in February 2020 and there is no guarantee we will be able to extend or renew this credit line on favorable terms or at all.

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

At any given time, it could be difficult for us to raise capital due to a variety of factors, some of which may be outside of our control, including a tightening of credit markets, overall poor performance of stock markets, and/or an economic slowdown in the U.S. or other countries, or in the businesses of our customers. Thus, there is no assurance we would be able to raise additional capital if needed. To the extent we do raise additional capital the ownership position of existing stockholders would be diluted. Similarly, there can be no assurance additional financing will be available if needed or that it will be available on favorable terms. Under the terms of our credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender.

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

This table summarizes our facilities as of June 30, 2017. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date
Vista, CA USA(1),(2)	Manufacturing, warehousing, packaging and distribution	162,000	Leased	March 2024
Manno, Switzerland(3)	Manufacturing, warehousing, packaging and distribution	94,217	Leased	June 2019
Carlsbad, CA USA(4)	NAI corporate headquarters	20,981	Owned	N/A

(1)	This facility is used by NAI primarily for its private-label contract manufacturing segment.

(2)	We use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions.

(3)	This facility is used by NAIE, our wholly owned Swiss subsidiary, in connection with our private-label contract manufacturing segment.

(4)	We purchased the Carlsbad facility in March 2016 and began to occupy as our new corporate headquarters during August 2016.

ITEM 3.	LEGAL PROCEEDINGS

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

As of September 15, 2017, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business, each of which is related to enforcing our intellectual property rights. Some of these matters are summarized below.

In 2011, NAI filed a lawsuit against Woodbolt Distribution, LLC, also known as Cellucor (“Woodbolt”), and both NAI and Woodbolt filed additional lawsuits and countersuits against each other.  NAI and Woodbolt subsequently settled all of the lawsuits between them, but not before the United States Patent and Trademark Office (“USPTO”) at Woodbolt’s request rejected the claims of two NAI patents.  The rulings rejecting the claims of two NAI patents were subsequently confirmed by the Patent Trial and Appeal Board (PTAB) at the USPTO. NAI has filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit requesting that certain findings of the PTAB's be reversed. No hearing date has been set by the Court.  Both NAI patents rejected by the USPTO expired in August 2017.

On September 18, 2015, the Company filed a complaint against Creative Compounds, LLC, alleging various claims including (1) violation of Section 43 of the Lanham Act, (2) violation of California's Unfair Competition Law, (3) violation of California's False Advertising Law, (4) Trade Libel and Business Disparagement and (5) Intentional Interference with Prospective Economic Advantage. Subsequently, the Company and defendant resolved their disputes and entered into settlement and the case was dismissed.

On August 24, 2016, the Company filed a separate complaint against Creative Compounds, LLC, alleging infringement of U.S. patent 7,825,084. On October 5, 2016, Creative filed its answer and counterclaims. On January 19, 2017, the Company filed a Motion to Amend the Complaint, to add allegations of infringement of U.S. patents 5,965,596, 7,504,376, 8,993,610 and 8,470,865, and additional parties, Core Supplement Technology, Inc., Honey Badger LLC, and Myopharma, Inc. The Court granted the Company's motion. On May 2, 2017, the Court issued a revised scheduling order and set a trial date for July 31, 2018. On July 19, 2017, Creative filed a motion for judgment on the pleadings to dismiss the patent infringement claims with prejudice, On September 5, 2017, the Court granted Creative's motion, which is a non-final decision and subject to later appeal to the U.S. Court of Appeals for the Federal Circuit.  The Company has stated it will appeal the District Court rulings.  The remaining non-patent claims pending against other defendants were not affected.

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

On July 6, 2016, the Company filed a complaint against Allmax Nutrition, Inc. in U.S. District Court for the Southern District of California, alleging (1) infringement of U.S. patents 5,965,596, 6,172,098, 7,825,084 and RE 45,947, (2) violation of Section 32 of the Lanham Act, and (3) copyright infringement. On October 19, 2016, the Company filed an amended complaint adding HBS International Corp., Allmax's exclusive distributor, as a co-defendant and to add a civil conspiracy claim.  On May 2, 2017, the Court issued a scheduling order setting a trial date for July 31, 2018. On April 25, 2017, defendants filed a motion for judgment on the pleadings and a motion to dismiss as to the Company's trademark and patent infringement and civil conspiracy claims. On June 26, 2017, the Court granted Defendants’ motions, dismissing the Company's patent infringement claim with prejudice and dismissing the trademark and civil conspiracy claims without prejudice. The Company filed a Second Amended Complaint on July 10, 2017. On August 29, 2017, the Court denied the Company's motion to partially reconsider the dismissal of the patent infringement claim, which is a non-final decision and subject to later appeal to the U.S. Court of Appeals for the Federal Circuit. The Company has stated it will appeal the District Court rulings. On August 30, 2017, the Court denied Defendants' motion to dismiss the Company's trademark and conspiracy claims.

On August 2, 2016, the Company filed a complaint against Muscle Sports Products, LLC in U.S. District Court for the Southern District of California, alleging infringement of its CarnoSyn® and CarnoSyn Beta Alanine® trademarks.  Subsequently the Company and defendant resolved their disputes and entered into settlement and license agreements, and the case was dismissed.

On September 15, 2016, the Company filed a complaint against Arnet Pharmaceutical Corporation in the U.S. District Court for the Southern District of California alleging Breach of Contract.  On May 2, 2017, the Court issued a scheduling order setting a trial date for July 31, 2018. Subsequently, the Company and defendant resolved their disputes and entered into settlement and license agreements, and the case was dismissed.

On September 16, 2016, the Company filed a complaint against Hi-Tech Pharmaceuticals, Inc. d/b/a ALR Industries, APS Nutrition, Innovative Laboratories, Formutech Nutrition, LG Sciences and Sports 1 in U.S. District Court for the Southern District of California, alleging (1) infringement of U.S. patents 5,965,596, 7,825,084, 8,993,610 and RE 45,947, (2) violation of Section 32 of the Lanham Act and (3) breach of contract. On May 2, 2017, the Court issued a scheduling order setting a trial date for July 31, 2018. On July 10, 2017, Defendants filed a motion for judgment on the pleadings to dismiss the patent infringement claims with prejudice. On September 5, 2017, the Court granted Defendants' motion, which is a non-final decision and subject to later appeal to the U.S. Court of Appeals for the Federal Circuit.  The Company has stated it will appeal the District Court rulings.  The remaining non-patent claims pending against the Defendants were not affected.

Although we believe the above litigation matters are supported by valid claims, there is no assurance NAI will prevail in these litigation matters or in similar proceedings it may initiate or that litigation expenses will not be greater than anticipated.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2017 and 2016:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$13.62	$9.63	$6.41	$5.60
Second Quarter	$14.40	$11.0	$10.74	$5.40
Third Quarter	$12.40	$8.25	$13.80	$6.72
Fourth Quarter	$11.00	$8.80	$14.50	$10.05

Holders

As of September 15, 2017, there were approximately 210 stockholders of record of our common stock. On that same date, the last sales price of our common stock as reported on Nasdaq was $10.45 per share.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend while such facility is in place.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2017, we did not sell or otherwise issue any unregistered securities.

Repurchases

During the quarter ended June 30, 2017, we did not repurchase any shares of our common stock.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2017:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Shares of Outstanding Restricted Stock	Weighted- Average Exercise Price of Outstanding Restricted Stock	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a) and (c))
	(a)	(b)	(c)	(d)	(e)
Equity compensation plans approved by stockholders	140,000	$6.36	330,665	N/A	389,000
Equity compensation plans not approved by stockholders	N/A	N/A	N/A	N/A	N/A
Total	140,000	$6.36	330,665	N/A	389,000

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2017 and 2016 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

Our primary business activity is providing private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to one or two private-label contract manufacturing customers and subject to variations in the timing of such customer’s orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales, royalty and licensing revenue generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® and SR Carnosyn® trademarks.

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

On August 7, 2017, NAI extended its partnership with our largest contract manufacturing customer ,The Juice Plus+ Company ("Juice Plus+"), through the execution of a five year exclusive manufacturing agreement covering capsule and powder products sold in over 24 markets around the world. Sales from this new exclusive manufacturing agreement are expected to begin shipping during our second fiscal quarter of 2018 and are estimated to increase our sales to Juice Plus+ by over $25.0 million on an annualized basis.

During fiscal 2017, our net sales were 7% higher than in fiscal 2016. Private-label contract manufacturing sales increased 3% due primarily to the sale of higher volumes of existing products to existing customers and new product sales to new and existing customers. Beginning in the third quarter of fiscal 2017 our contract manufacturing sales were unfavorably impacted due to reductions in orders related to the Asian and European markets as a result of lower customer product demand and discontinued customer relationships. Our international sales improved during our fourth quarter of fiscal 2017 and we expect this sales trend to continue during fiscal 2018.

Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales increased to 50% in fiscal 2017 from 43% for fiscal 2016. We expect our fiscal 2018 revenue concentration as a percentage of consolidated net sales for this customer to be consistent with fiscal 2017.

On June 6, 2017, we received a new patent from the U.S. Patent and Trademark Office related to a broad range of improved methods of beta-alanine intake. These 28 allowed patent claims target such benefits as delaying muscle fatigue, increasing anaerobic capacity, increasing muscle strength and increasing muscle endurance. This new patent became part of our global portfolio covering our CarnoSyn® beta-alanine and SR CarnoSyn® products, but more importantly, we believe it significantly lengthens the patent coverage around our instant release CarnoSyn® beta-alanine to 2023. We intend to continue to file additional beta-alanine patent applications to further broaden our intellectual property protection.

During fiscal 2017, CarnoSyn® beta-alanine revenue increased 24% to $26.9 million as compared to $21.8 million for fiscal 2016. This increase was primarily the result of growth in our customer base and increased raw material sales. To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $4.2 million during fiscal 2017 and $2.0 million during fiscal 2016. The increase in these legal expenses on a year over year basis is primarily due to our efforts to enforce compliance with our existing patents, fees and expenses related to new patent applications and to protect our trade name in the marketplace against parties who are using it without our consent. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of this report. We currently expect our litigation and patent compliance expenses to decline during fiscal 2018 to an annual rate of approximately $2.0 to $3.0 million. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to enforce compliance of our instant release CarnoSyn® patents, maintain our patent rights and develop a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® trademark.

During fiscal 2018, we plan to continue our focus on:

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

We record reductions to gross revenue for estimated returns of private-label contract manufacturing products. The estimated returns are based on the trailing six months of private-label contract manufacturing gross sales and our historical experience. However, the estimate for product returns does not reflect the impact of a potential large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.

We currently own certain U.S. patents, and in some cases that patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold by us under our CarnoSyn® and SR Carnosyn® trademarks, combined with a license to our patent estate. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $26.9 million during fiscal 2017 and $21.8 million during fiscal 2016. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $1.0 million during fiscal 2017 and $865,000 during fiscal 2016.

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

Accounting for Income Taxes

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2017 and June 30, 2016, we had not recorded any tax liabilities for uncertain tax positions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2017, we have recorded no valuation allowance against deferred tax assets. During the fourth quarter of fiscal 2016, we concluded that it was more likely than not that we would be able to realize the benefit of our federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on our net deferred tax assets by $193,000 at June 30, 2016. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

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

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2017, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. As of June 30, 2017, the notional amounts of our foreign exchange contracts were $26.1 million (EUR 23.1 million). These contracts will mature over the next 14 months.

Results of Operations

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales (dollars in thousands).

	Fiscal Year Ended
	June 30, 2017		June 30, 2016		Increase (Decrease)
Private-label contract manufacturing	$95,024	78%	$92,420	81%	$2,604	3%
Patent and trademark licensing	26,922	22%	21,781	19%	5,141	24%
Total net sales	121,946	100%	114,201	100%	7,745	7%
Cost of goods sold	95,742	78%	88,943	78%	6,799	8%
Gross profit	26,204	22%	25,258	22%	946	4%
Selling, general & administrative expenses	16,502	14%	13,000	11%	3,502	27%
Income from operations	9,702	8%	12,258	11%	(2,556)	(21)%
Other income, net	409	0%	1,314	1%	(905)	(69)%
Income before income taxes	10,111	8%	13,572	12%	(3,461)	(26	) %
Provision for income taxes	2,876	2%	4,026	4%	(1,150)	(29)%
Net income	$7,235	6%	$9,546	8%	$(2,311)	(24)%

Private-label contract manufacturing net sales increased 3% primarily due to the sale of higher volumes of existing products to existing customers and new product sales to new and existing customers partially offset by reductions in orders related to certain domestic customers and related to the Asian market.

Net sales from our patent and trademark licensing segment increased 24% during fiscal 2017. During fiscal 2017, patent and trademark licensing sales included $0.9 million of royalty income, $26.0 million in direct beta-alanine raw material sales, and zero license fees. During fiscal 2016, patent and trademark licensing sales included $0.2 million of royalty income, $21.6 million in direct beta-alanine raw material sales, and zero license fees. The increase in beta-alanine raw material sales was a result of growth in our customer base and increased raw material sales.

The change in gross profit margin for the year ended June 30, 2017 was as follows:

Percentage Change
Contract manufacturing(1)	(3.3)
Patent and trademark licensing(2)	2.7
Total change in gross profit margin	(0.6)

1

Private-label contract manufacturing gross profit margin contribution decreased 3.3 percentage points in fiscal 2017 as compared to fiscal 2016. The decrease in gross profit as a percentage of sales in fiscal 2017 is primarily due to a shift in product sales mix and a marginal increase in per unit manufacturing costs.

2	During fiscal 2017, patent and trademark licensing gross profit margin contribution increased 2.7 percentage points due primarily to increased revenues and decreased supply chain costs.

Selling, general and administrative expenses increased $3.5 million, or 27%, during fiscal 2017 as compared to fiscal 2016. This increase was primarily due to increased litigation and patent compliance expenses and increased compensation costs associated with the growth in sales. The increase in expenses associated with our patent and trademark licensing segment are primarily associated with our efforts to enforce compliance with our patents related to instant release CarnoSyn® beta-alanine, new patent applications, and to protect our trade name in the marketplace against parties who are use or misuse them without our consent. We expect to continue these efforts during fiscal 2018 as we launch SR CarnoSyn® in existing and new markets.

Other income, net decreased $905,000 during fiscal 2017 as compared to fiscal 2016. The decrease for fiscal 2017 is due primarily to the fiscal 2016 sale of our domestic corporate headquarters in San Marcos, CA which resulted in a one-time pre-tax gain of $1.6 million partially offset by favorable interest income associated with the amortization of forward points associated with our foreign exchange hedge contracts.

Our income tax expense decreased $1.2 million during fiscal 2017 as compared to fiscal 2016. The decrease is primarily due to decreased consolidated pre-tax income.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $14.1 million in fiscal 2017 compared to net cash provided by operating activities of $9.3 million in fiscal 2016.

Net income decreased by $2.3 million to $7.2 million during fiscal 2017 as compared to net income of $9.5 million in the prior fiscal year. At June 30, 2017, changes in accounts receivable, consisting primarily of amounts due from our private-label contract manufacturing customers and our patent and trademark raw material sales activities, provided $4.8 million in cash compared to using $3.3 million in fiscal 2016. The increase in cash provided by accounts receivable during fiscal 2017 was primarily due to increased sales and the timing of collection of sales year over year. The average number of days our accounts receivable were outstanding was 32 days during fiscal 2017, as compared to 37 days for fiscal 2016.

Decreases in inventory provided $7.0 million in cash during fiscal 2017 compared to using $8.2 million in fiscal 2016. The change in cash activity from inventory during fiscal 2017 was primarily related to the conversion of private-label contract manufacturing inventory into sales versus growth in inventory during fiscal 2016. Changes in accounts payable and accrued liabilities used $8.0 million in cash during fiscal 2017 compared to providing $8.0 million during fiscal 2016. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

Approximately $6.1 million of our operating cash flow was generated by NAIE in fiscal 2017. As of June 30, 2017, NAIE’s undistributed retained earnings of $20.9 million were considered indefinitely reinvested.

Cash used in investing activities in fiscal 2017 was $5.3 million compared to $7.4 million in fiscal 2016. Capital expenditures were $5.4 million during fiscal 2017 compared to $10.4 million in fiscal 2016. Capital expenditures during fiscal 2017 and fiscal 2016 were primarily for manufacturing equipment in our Vista, California and Manno, Switzerland facilities. Additionally, capital expenditures during fiscal 2016 included the purchase of our new corporate headquarters in Carlsbad, California. The capital expenditures during fiscal 2016 were partially offset by proceeds from the sale of equipment and sale of our former headquarters of $3.0 million versus proceeds from the sale of equipment of $25,000 in fiscal 2017.

At June 30, 2017 and June 30, 2016, on a consolidated basis, we had no outstanding balances due in connection with loan facilities.

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo in effect until January 31, 2019, and with Bank of America, N.A. in effect until August 15, 2019.

On June 30, 2017, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

Our wholly owned subsidiary, NAIE, formerly had a credit facility with Credit Suisse that would provide NAIE with a credit line of up to CHF 500,000, or approximately $522,000. We terminated this line of credit in December 2016 as we determined that it was unnecessary as we believe our current cash position and ongoing cash from operations are sufficient to support our cash requirements.

As of June 30, 2017, we had $27.8 million in cash and cash equivalents and $10.0 million available under our credit facilities. Of these amounts, $8.8 million of cash and cash equivalents were held by NAIE. Our intent is to permanently reinvest all of our earnings from foreign operations, and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund our U.S. operations, we may be required to accrue and pay additional U.S. taxes to repatriate any such funds. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2017 and 2016, we did not experience any significant increases in product raw material or operational costs we attributed to inflationary factors. We currently believe increasing raw material and product cost pricing pressures will exist throughout fiscal 2018 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs. We do not believe current inflation rates will have a material impact on our fiscal 2018 operations or profitability.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Natural Alternatives International, Inc.

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Alternatives International, Inc. as of June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

San Diego, California

September 18, 2017

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$27,843	$19,747
Accounts receivable – less allowance for doubtful accounts of $18 at June 30, 2017 and $45 at June 30, 2016	8,410	13,217
Inventories, net	13,729	20,768
Income tax receivable	261	14
Prepaids and other current assets	1,456	2,136
Total current assets	51,699	55,882
Property and equipment, net	18,136	15,167
Deferred income taxes	2,002	2,227
Other noncurrent assets, net	774	899
Total assets	$72,611	$74,175
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,116	$12,821
Accrued liabilities	2,353	2,242
Accrued compensation and employee benefits	1,594	2,802
Income taxes payable	1,207	1,340
Total current liabilities	10,270	19,205

Long-term pension liability	557	758
Deferred rent	537	486
Other noncurrent liabilities, net	99	—
Total liabilities	11,463	20,449
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2017 and June 30, 2016, issued and outstanding (net of treasury shares) 6,937,018 at June 30, 2017 and 6,868,628 at June 30, 2016	79	77
Additional paid-in capital	22,260	21,138
Retained earnings	45,788	38,553
Treasury stock, at cost, 1,044,659 shares at June 30, 2017 and 958,049 at June 30, 2016	(6,074)	(5,362)
Accumulated other comprehensive loss	(905)	(680)
Total stockholders’ equity	61,148	53,726
Total liabilities and stockholders’ equity	$72,611	$74,175

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2017	2016
Net sales	$121,946	$114,201
Cost of goods sold	95,742	88,943
Gross profit	26,204	25,258
Selling, general and administrative expenses	16,502	13,000
Income from operations	9,702	12,258
Other income (expense):
Interest income	459	131
Interest expense	(3)	2
Foreign exchange loss	(28)	(425)
Other, net	(19)	1,606
Total other income (expense)	409	1,314
Income before income taxes	10,111	13,572
Provision for income taxes	2,876	4,026
Net income	$7,235	$9,546
Change in minimum pension liability, net of tax	$284	$(132)
Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(509)	218
Comprehensive income	$7,010	$9,632
Net income per common share:
Basic	$1.10	$1.46
Diluted	$1.09	$1.44
Weighted average common shares outstanding:
Basic	6,576,711	6,523,555
Diluted	6,655,573	6,640,728

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2015	7,618,677	$75	$20,258	$29,007	875,584	$(4,714)	$(766)	$43,860
Issuance of common stock for restricted stock grants	208,000	2	(2)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	724	—	—	—	—	724
Repurchase of common stock	—	—	—	—	82,465	(648)	—	(648)
Tax effect of stock compensation	—	—	158	—	—	—	—	158
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(132)	(132)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	218	218
Net income	—	—	—	9,546	—	—	—	9,546
Balance, June 30, 2016	7,826,677	77	21,138	38,553	958,049	(5,362)	(680)	53,726
Issuance of common stock for restricted stock grants	155,000	2	(2)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,032	—	—	—	—	1,032
Repurchase of common stock	—	—	—	—	86,610	(712)	—	(712)
Tax effect of stock compensation	—	—	92	—	—	—	—	92
Change in minimum pension liability, net of tax	—	—	—	—	—	—	284	284
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(509)	(509)
Net income	—	—	—	7,235	—	—	—	7,235
Balance, June 30, 2017	7,981,677	$79	$22,260	$45,788	1,044,659	$(6,074)	$(905)	$61,148

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(in thousands)

	2017	2016
Cash flows from operating activities
Net income	$7,235	$9,546
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts receivable	—	9
Depreciation and amortization	2,384	1,772
Deferred income taxes	349	(197)
Non-cash compensation	1,032	724
Pension expense	244	106
Gain on disposal of assets	(24)	(1,866)
Changes in operating assets and liabilities:
Accounts receivable	4,807	(3,331)
Inventories	7,039	(8,204)
Prepaids and other assets	580	131
Accounts payable and accrued liabilities	(8,013)	7,983
Income taxes	(288)	1,272
Accrued compensation and employee benefits	(1,208)	1,340
Net cash provided by operating activities	14,137	9,285
Cash flows from investing activities
Purchases of property and equipment	(5,354)	(10,441)
Proceeds from sale of property and equipment	25	3,000
Net cash used in investing activities	(5,329)	(7,441)
Cash flows from financing activities
Repurchase of common stock	(712)	(648)
Net cash used in financing activities	(712)	(648)
Net increase in cash and cash equivalents	8,096	1,196
Cash and cash equivalents at beginning of year	19,747	18,551
Cash and cash equivalents at end of year	$27,843	$19,747
Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$2,889	$3,359
Interest	$—	$—
Disclosure of non-cash activities:
Change in minimum pension liability, net of tax	$284	$(132)
Change in unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	$(509)	$218

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends existing standards for leases to increase transparency and comparability among organizations by requiring recognition of lease assets and liabilities on the balance sheet and requiring disclosure of key information about such arrangements. ASU 2016-02 will be effective for us beginning in our first quarter of fiscal 2020. Early adoption is permitted. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements and the timing and presentation of our adoption.

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

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606)(ASU 2016-10), which amends and adds clarity to certain aspects of the guidance set forth in the upcoming revenue standard (ASU 2014-09) related to identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (ASU 2016-11), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2016 the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (ASU 2016-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. All of these new standards will be effective for us concurrently with ASU 2014-09, beginning in our first quarter of fiscal 2019. Early adoption is not permitted. Currently, we do not expect our annual revenue to be materially different under Topic 606. The most significant change will be to our quarterly and annual financial statement disclosures.  We are continuing to evaluate the impact of adopting the new standard.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to improve and simplify accounting rules around hedge accounting and improve the disclosures of hedging arrangements. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements. ASU 2017-12 will be effective for us beginning in our first quarter of fiscal 2020.

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

As of June 30, 2017 and June 30, 2016, we did not have any financial assets or liabilities classified as Level 1, except for assets and liabilities related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair value of our forward exchange contracts as of June 30, 2017 was a net liability of $521,000 and the value as of June 30, 2016 was a net asset of $250,000. The fair values were determined based on obtaining pricing from our bank and corroborating those values with a third party bank. As of June 30, 2017 and June 30, 2016, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between any levels during fiscal 2017.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We did not recognize any impairment losses during fiscal 2017 or fiscal 2016.

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

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2017, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. As of June 30, 2017, the notional amounts of our foreign exchange contracts were $26.1 million (EUR 23.1 million). These contracts will mature over the next 14 months.

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

We record reductions to gross revenue for estimated returns of private-label contract manufacturing products and beta-alanine raw material sales. The estimated returns are based on the trailing six months of gross sales and our historical experience for both private-label contract manufacturing and beta-alanine raw material product returns. However, the estimate for product returns does not reflect the impact of a potential large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $26.9 million during fiscal 2017 and $21.8 million during fiscal 2016. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $1.0 million during fiscal 2017 and $865,000 during fiscal 2016.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $1.6 million for fiscal 2017 and $1.1 million for fiscal 2016. These costs were included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $598,000 during the fiscal year ended June 30, 2017 and $334,000 during fiscal 2016. These costs were included in selling, general and administrative expenses.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. For each of the jurisdictions in which we operate, deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2017 and June 30, 2016, we had not recorded any tax liabilities for uncertain tax positions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. There was no change in the valuation allowance during fiscal 2017. During the fourth quarter of fiscal 2016, we concluded that it was more likely than not that we would be able to realize the benefit of our federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on our net deferred tax assets by $193,000 at June 30, 2016. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

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

Stock-Based Compensation

We have an omnibus incentive plan that was approved by our Board of Directors effective as of October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the 2009 Plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. Our prior equity incentive plan was terminated effective as of November 30, 2009.

We estimate the fair value of stock option awards at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the use of highly subjective assumptions. Black-Scholes uses assumptions related to volatility, the risk-free interest rate, the dividend yield (which we assume to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities used in the model are based on the historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of stock option grants is derived from historical experience. The fair value of restricted stock shares granted is based on the market price of our common stock on the date of grant. We amortize the estimated fair value of our stock awards to expense over the related vesting periods.

The Company did not grant any options during fiscal 2017 or 2016.

We did not have any options exercised during fiscal 2017 or fiscal 2016. All remaining outstanding stock options are fully vested and all related compensation cost was fully recognized at June 30, 2014. No options vested during the fiscal years ended June 30, 2017 and June 30, 2016.

During fiscal 2017, we granted a total of 155,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to the 2009 Plan. During fiscal 2016, we granted a total of 208,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to the 2009 Plan. These restricted stock grants will vest over three or five years from the date of grant and the unvested shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. There were 319,335 vested restricted stock shares as of June 30, 2017 and there were 193,012 vested restricted stock shares as of June 30, 2016. The total remaining unrecognized compensation cost related to unvested restricted stock shares amounted to $2.5 million at June 30, 2017 and the weighted average remaining requisite service period of unvested restricted stock shares was 2.4 years. The weighted average fair value of restricted stock shares granted during fiscal 2017 was $8.82 per share. The weighted average fair value of restricted stock shares granted during fiscal 2016 was $9.86 per share.

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

	For the Years Ended June 30,
	2017	2016
Numerator
Net income	$7,235	$9,546
Denominator
Basic weighted average common shares outstanding	6,577	6,524
Dilutive effect of stock options and restricted stock shares	79	117
Diluted weighted average common shares outstanding	6,656	6,641
Basic net income per common share	$1.10	$1.46
Diluted net income per common share	$1.09	$1.44

No shares related to stock options were excluded for the year ended June 30, 2017.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our three largest customers, whose receivable balances collectively represented 65.6% of gross accounts receivable at June 30, 2017 and 58.7% at June 30, 2016. Additionally, amounts due related to our beta-alanine raw material sales were 21.3% of gross accounts receivable at June 30, 2017, and 14.6% of gross accounts receivable at June 30, 2016. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2017	2016
Raw materials	$9,469	$14,751
Work in progress	1,312	3,487
Finished goods	3,562	2,832
Reserve	(614)	(302)
Total inventories	$13,729	$20,768

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years			2017	2016
Land		NA		$1,200	$1,200
Building and building improvements	7	–	39	3,706	3,324
Machinery and equipment	3	–	12	24,194	23,846
Office equipment and furniture	3	–	5	3,954	2,994
Vehicles		3		209	209
Leasehold improvements	1	–	15	17,038	15,261
Total property and equipment				50,301	46,834
Less: accumulated depreciation and amortization				(32,165)	(31,667)
Property and equipment, net				$18,136	$15,167

Depreciation expense was approximately $2.3 million in fiscal 2017 and $1.8 million in fiscal 2016.

D. Other comprehensive loss

     Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following at June 30 (dollars in thousands):

	Year Ended June 30, 2017
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2016	$(775)	$95	$(680)

OCI/OCL before reclassifications	271	(110)	161
Amounts reclassified from OCI	175	(685)	(510)

Tax effect of OCI activity	(162)	286	124
Net current period OCI/OCL	284	(509)	(225)
Balance as of June 30, 2017	$(491)	$(414)	$(905)

	Year Ended June 30, 2016
	Defined Benefit Pension Plan	Unrealized (Losses) Gains on Cash Flow Hedges	Total

Balance as of June 30, 2015	$(643)	$(123)	$(766)

OCI/OCL before reclassifications	(232)	414	182
Amounts reclassified from OCI	19	(74)	(55)

Tax effect of OCI activity	81	(122)	(41)
Net current period OCI/OCL	(132)	218	86
Balance as of June 30, 2016	$(775)	$95	$(680)

E. Debt

On March 28, 2017, we executed an amendment to our credit facility with Wells Fargo Bank, N.A. to extend the maturity for our working line of credit from January 31, 2019, to February 1, 2020. The Credit Agreement provides us with a credit line of up to $10.0 million. The line of credit may be used to finance working capital requirements. There was no commitment fee required as part of this agreement. There are no amounts currently drawn under the line of credit.

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo Bank, N.A. in effect until January 31, 2019, and with Bank of America, N.A. in effect until August 15, 2019.

On June 30, 2017, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

Our wholly owned subsidiary, NAIE, formerly had a credit facility with Credit Suisse that would provide NAIE with a credit line of up to CHF 500,000, or approximately $522,000. We terminated this line of credit in December 2016 as we determined that it was unnecessary as we believe our current cash position and ongoing cash from operations are sufficient to support our cash requirements.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the year ended June 30, 2017. As of June 30, 2017, we had $10.0 million available under our credit facilities.

F. Income Taxes

During fiscal 2017, we recorded U.S.-based domestic tax expense of $2.2 million. During fiscal 2016, we recorded U.S.-based domestic tax expense of $3.6 million on U.S.-based income, which was offset by the release of our deferred tax asset valuation of $193,000 resulting in a net domestic tax expense of $3.4 million. The release of our deferred tax asset valuation was based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. The valuation allowance activity did not have any impact on the tax expense and related liability recorded for operating income recognized by NAIE during the years ended June 30, 2017 or June 30, 2016.

The provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2017	2016
Current:
Federal	$1,791	$3,339
State	90	138
Foreign	646	629
Total current	2,527	4,106
Deferred:
Federal	305	46
State	44	67
Valuation allowance	—	(193)
Total deferred	349	(80)
Total provision for income taxes	$2,876	$4,026

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2017	2016
Deferred tax assets:
Inventory capitalization	$438	$576
Inventory reserves	178	103
Pension liability	241	403
Accrued bonus	114	391
Net operating loss carry forward	240	298
Deferred rent	193	175
Accumulated depreciation and amortization	8	158
Stock-based compensation	195	154
Tax credit carry forward	176	138
Accrued vacation expense	111	130
Other, net	256	15
Total gross deferred tax assets	2,150	2,541

Deferred tax liabilities:
Prepaid expenses	(148)	(260)
Other, net	—	(54)
Deferred tax liabilities	(148)	(314)
Valuation allowance	—	—
Net deferred tax assets	$2,002	$2,227

At June 30, 2017, we had state tax net operating loss carry forwards of approximately $4.1 million. Under California tax law, net operating loss deductions were suspended for tax years beginning in 2008, 2009, 2010 and 2011 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. Our state tax loss carry forwards will begin to expire in fiscal 2032, unless used before their expiration.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2017 and June 30, 2016.

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2014 and forward are subject to examination by the U.S. tax authorities and our years for the fiscal year ended June 30, 2007 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2015 and forward are subject to examination by the Switzerland tax authorities.

NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 17.5%. NAIE had net income of $3.1 million for the fiscal year ended June 30, 2017. Undistributed earnings of NAIE amounted to approximately $20.9 million at June 30, 2017. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal taxes has been provided thereon.

A reconciliation of income tax provision computed by applying the statutory federal income tax rate of 34% to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2017	2016
Income taxes computed at statutory federal income tax rate	$3,438	$4,614
State income taxes, net of federal income tax expense	95	179
Expenses not deductible for tax purposes	29	19
Foreign tax rate differential	(613)	(514)
Adjust state deferred due to change in apportionment	6	(18)
Change in valuation allowance	—	(193)
Other, net	(79)	(61)
Income tax provision as reported	$2,876	$4,026
Effective tax rate	28.4%	29.7%

G. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months of continuous employment are eligible to participate in the plan. Effective January 1, 2004, the plan was amended to require that we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. Effective January 1, 2009, we elected to temporarily discontinue the company match program. The match program was reinstated effective July 15, 2011. The total contributions under the plan charged to income from operations totaled $248,000 for fiscal 2017 and $229,000 for fiscal 2016.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to operating income for these benefits totaled $1.0 million for the fiscal year ended June 30, 2017 and $847,000 for the fiscal year ended June 30, 2016.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2017	2016
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,329	$2,080
Interest cost	70	87
Actuarial (gain) loss	(189)	272
Benefits paid	(406)	(110)
Benefit obligation at end of year	$1,804	$2,329
Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,571	$1,642
Actual return on plan assets	117	74
Benefits paid	(406)	(112)
Plan expenses	(35)	(33)
Fair value of plan assets at end of year	$1,247	$1,571
Reconciliation of Funded Status:
Difference between benefit obligation and fair value of plan assets	$(557)	$(758)
Unrecognized net actuarial loss in accumulated other comprehensive income	671	1,117
Net amount recognized	$114	$359
Projected benefit obligation	$1,804	$2,329
Accumulated benefit obligation	$1,804	$2,329
Fair value of plan assets	$1,247	$1,571

The weighted-average discount rate used for determining the projected benefit obligations for the defined benefit pension plan was 3.9% for the year ended June 30, 2017 and 3.6% during the year ended June 30, 2016.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2017	2016
Interest cost	$70	$87
Expected return on plan assets	(74)	(105)
Recognized actuarial loss	93	68
Settlement loss	155	55
Net periodic benefit expense	$244	$105

We did not make any contributions to our defined benefit pension plan in fiscal 2017 and do not expect to make any contributions in fiscal 2018.

The following is a summary of changes in plan assets and benefit obligations recognized in other comprehensive income (in thousands):

	2017	2016
Net (gain) loss	$(233)	$304
Settlement loss	(155)	(55)
Amortization of net loss	(93)	(68)
Plan expenses	35	32
Total recognized in other comprehensive income (loss)	$(446)	$213
Total recognized in net periodic benefit cost and other comprehensive income	$(202)	$318

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $38,000. We do not have any transition obligations or prior service costs recorded in accumulated other comprehensive income.

The following benefit payments are expected to be paid (in thousands):

2018	$45
2019	65
2020	103
2021	114
2022	113
2023-2027	650
Total benefit payments expected to be paid	$1,090

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2017	2016
Discount rate	3.87%	3.61%
Expected long-term rate of return	6.5%	7.00%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2017	2016	Target Allocation
Equity securities	41%	50%	49%
Debt securities	44%	47%	46%
Commodities	2%	—	2%
Cash and money market funds	13%	3%	3%
	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2017 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$157	$157	$—	$—
Commodities and other	$27	$27	$—	$—
Equity securities(1)	$517	$517	$—	$—
Debt securities(2)	$546	$546	$—	$—
Total	$1,247	$1,247	$—	$—

(1)

This category is comprised of publicly traded funds, of which 26% are large-cap funds, 46% are mid-cap and small-cap, 17% are developed market funds, 10% are emerging markets equity funds, and 1% are specialty funds.

(2)

This category is comprised of publicly traded funds, of which 28% are REITs, 25% are high-yield fixed income funds, 24% are U.S. fixed income funds, 12% are developed market fixed income funds, and 11% are international/emerging markets funds.

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

During the twelve months ended June 30, 2017, we purchased 39,547 shares at a weighted average cost of $8.74 per share and a total cost of $345,000 including commissions and fees. During the twelve months ended June 30, 2016, we purchased 52,603 shares at a weighted average cost of $6.26 per share and a total cost of $329,000 including commissions and fees.

During fiscal 2017, we acquired 38,729 shares in connection with restricted stock shares that vested during that year at a weighted average cost of $9.47 per share and a total cost of $367,000. During fiscal 2016 we acquired 27,195 shares from employees in connection with restricted stock shares that vested during the year at a weighted average cost of $11.70 per share and a total cost of $319,000. These shares were returned to the Company by the related employees and in return the Company paid each employee’s required tax withholding. The valuation of the shares acquired and thereby the number of shares returned to the Company was calculated based on the closing share price on the date the shares vested.

Stock Option Plans

Effective as of October 15, 2009, our Board of Directors approved the 2009 Plan. The 2009 Plan was approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the 2009 Plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. Between October 15, 2009, and June 30, 2017, a total of 1.2 million shares of common stock have been authorized under the 2009 Plan for issuance to our employees, non-employee directors and consultants. As of June 30, 2017, there were 389,000 remaining shares available for grant under the 2009 Plan.

Stock option activity for the year ended June 30, 2017 was as follows:

	2009 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Vested and exercisable at June 30, 2016	140,000	$6.36
Exercised	—	$—
Forfeited	—	$—
Granted	—	$—
Outstanding at June 30, 2017	140,000	$6.36	3.58	$502,000
Vested and exercisable at June 30, 2017	140,000	$6.36	3.58	$502,000

Restricted stock activity for the year ended June 30, 2017 was as follows (2009 Plan):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2016	310,321	$8.43
Granted	155,000	$8.82
Vested	(126,323)	$7.77
Forfeited	(8,333)	$9.96
Nonvested at June 30, 2017	330,665	$8.83

I. Commitments

We lease a total of 162,000 square feet at our manufacturing facility in Vista, California from an unaffiliated third party under a non-cancelable operating lease. On July 31, 2013, we executed a third amendment to the lease for our manufacturing facility in Vista, CA. As a result of this amendment, our facility lease has been extended through March 2024.

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

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2017 (in thousands):

	2018	2019	2020	2021	2022	There- after	Total
Gross minimum rental commitments	$2,816	$2,812	$1,394	$1,429	$1,092	$3,022	$12,565

Rental expense totaled $3.0 million for the fiscal year ended June 30, 2017 and $3.1 million for the fiscal year ended June 30, 2016.

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

	Fiscal 2017	Fiscal 2016
Customer 1	$60,532	$49,442
Customer 2	(a)	13,952
	$60,532	$63,394

(a)	Sales were less than 10% of the respective period’s consolidated net sales.

Accounts receivable from these customers totaled $1.5 million at June 30, 2017 and $8.1 million at June 30, 2016.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Year ended June 30,
	2017		2016
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$6,694	12%	(a)	(a)
	$6,694	12%	(a)	(a)

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

During the year ended June 30, 2017 and prior, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. These contracts are expected to be settled through August 2018. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (OCI) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest income or expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the year ended June 30, 2017, we recorded a $189,000 gain related to the ineffective portion of our hedging instruments to other income. We did not have any losses or gains related to the ineffective portion of our hedging instruments during the year ended June 30, 2016. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of June 30, 2017, the notional amounts of our foreign exchange contracts were $26.1 million (EUR 23.1 million). As of June 30, 2017, a net liability of approximately $646,000, offset by $232,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. As of June 30, 2016, a net asset of approximately $149,000, offset by $54,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $541,000 of the gross loss, as of June 30, 2017, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of June 30, 2017, $422,000 of the fair value of our cash flow hedges was classified in accrued liabilities, and $99,000 was classified other noncurrent liabilities, net in our Consolidated Balance Sheets. During the year ended June 30, 2017, we recognized $110,000 of losses in OCI and reclassified $685,000 of gains from OCI to revenue. During the year ended June 30, 2016, we recognized $414,000 of losses in OCI and reclassified $74,000 of gains from OCI to revenue.

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

M. Segment Information

Our business consists of two segments for financial reporting purposes. The two segments are identified as (i) private-label contract manufacturing, which primarily relates to the provision of private-label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn® trade name.

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. Transfers of raw materials between segments are recorded at cost. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A.

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2017	2016
Net Sales
Private-label contract manufacturing	$95,024	$92,420
Patent and trademark licensing	26,922	21,781
Total net sales	$121,946	$114,201

	2017	2016
Income from Operations
Private-label contract manufacturing	$8,569	$12,184
Patent and trademark licensing	7,534	6,153
Income from operations of reportable segments	16,103	18,337
Corporate expenses not allocated to segments	(6,401)	(6,079)
Total income from operations	$9,702	$12,258

	2017	2016
Assets
Private-label contract manufacturing	$60,489	$66,375
Patent and trademark licensing	12,122	7,800
Total assets	$72,611	$74,175

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Mexico, Australia, South Africa and Asia. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2017	2016
United States	$63,104	$50,575
Markets outside the United States	58,842	63,626
Total net sale	$121,946	$114,201

Products manufactured by NAIE accounted for 59% of consolidated net sales in markets outside the U.S. in fiscal 2017 and 61% in fiscal 2016. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2017 and 2016.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

2017	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$10,753	$47,777	$2,365
Europe	7,383	24,834	2,989
	$18,136	$72,611	$5,354

2016	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$9,678	$49,755	$6,423
Europe	5,489	24,420	4,018
	$15,167	$74,175	$10,441

N. Subsequent Events

On August 7, 2017, we entered into three agreements (“Agreements”), with The Juice Plus+ Company LLC (“Juice Plus+”). The Agreements are an Exclusive Manufacturing Agreement, a Restricted Stock Award Agreement, and an Irrevocable Proxy. Pursuant to the Exclusive Manufacturing Agreement Juice Plus+ has granted us exclusive rights to manufacture and supply Juice Plus+ with certain Juice Plus+ products within 24 countries that Juice Plus+ currently sells those products. Pursuant to the Restricted Stock Award Agreement, NAI has agreed to grant 500,000 shares of NAI common stock to Juice Plus+, (the “Shares”), and Juice Plus+ has agreed the Shares are subject to certain restrictions and risk of forfeiture. Pursuant to the Irrevocable Proxy, Juice Plus+ has granted to the NAI Board of Directors Juice Plus+’s right to vote the Shares as long as they are subject to the associated risk of forfeiture. The Agreements are for a term of 5 years, and may be terminated by either party only on the occurrence of specified events.

On July 3, 2017, we purchased 24 forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The 24 contracts expire monthly beginning September 2017 and ending August 2019. The forward contracts had a notional amount of 26.2 million Euros and a weighted average forward rate of $1.16.

On August 4, 2017, we purchased 11 forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The 11 contracts expire monthly beginning October 2017 and ending August 2018. The forward contracts had a notional amount of 12.5 million Euros and a weighted average forward rate of $1.18.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2017. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2017 based on the criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information called for under Items 10- 14 of this Part III will be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 5, 2017, to be filed on or before October 28, 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2017 and 2016;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2017 and 2016;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2017 and 2016;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016; and

•	Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003
10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.7

Loan Agreement between NAIE and Credit Suisse dated as of September 22, 2006, including general conditions (portions of the Loan Agreement have been omitted pursuant to a request for confidential treatment)

Exhibit 10.36 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the commission on November 1, 2006
10.8	First Amendment to Loan Agreement between NAIE and Credit Suisse dated as of February 19, 2007	Exhibit 10.41 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the commission on May 14, 2007
10.9	2009 Omnibus Incentive Plan*	Attachment D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009
10.11	Manufacturing Agreement by and between Mannatech, Inc. and NAI dated April 22, 1998	Exhibit 10.44 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.12	First Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated May 23, 2003	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.13	Second Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2003	Exhibit 10.46 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.14	Third Amendment to Manufacturing Agreement by and between Mannatech, Incorporated and NAI dated July 1, 2004	Exhibit 10.47 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.15	Fourth Amendment to Manufacturing Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.48 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.16	Manufacturing Sales Agreement by and between Mannatech, Incorporated and NAI dated November 19, 2004	Exhibit 10.49 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.17	Amendment to Manufacturing Sales Agreement by and among Mannatech, Incorporated, Mannatech Swiss International GmbH and NAI dated January 1, 2008	Exhibit 10.50 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed with the commission on February 16, 2010
10.21	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.23	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.30	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.33	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 1, 2014	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 22, 2014, filed with the commission on December 24, 2014
10.37	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of April 1, 2014	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.38	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini effective July 1, 2014 (English translation)	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.39	Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective October 1, 2015*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015
10.40	Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective October 1, 2015*	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015
10.41	Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective October 1, 2015*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the commission on November 12, 2015.
10.42	First Amendment to Credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of February 1, 2016	Exhibit 10.01 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the commission on February 9, 2016.
10.44	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective September 1, 2016*	Exhibit 10.44 of NAI’s Current Report on Form 8-K dated September 1, 2016, filed with the commission on September 6, 2016
10.45	Second Amendment to the Credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of March 28, 2017	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the commission on May 15, 2017
10.46	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank N.A. dated March 28, 2017 in the amount of $10,000,000	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the commission on May 15, 2017
10.47	Exclusive Manufacturing Agreement by and between NAI and the Juice Plus+ Company dated August 7, 2017	Exhibit 10.45 of NAI’s Current Report on Form 8-K filed with the commission on August 11, 2017
10.48	Restricted Stock Agreement by and between NAI and the Juice Plus+ Company dated August 7, 2017	Exhibit 10.46 of NAI’s Current Report on Form 8-K filed with the commission on August 11, 2017

21	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 18, 2017

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and	September 18, 2017
(Mark A. LeDoux)	Chairman of the Board of Directors (principal executive officer)

/s/ Michael E. Fortin	Chief Financial Officer	September 18, 2017
(Michael E. Fortin)	(principal financial officer and principal accounting officer)

/s/ Joe E. Davis	Director	September 18, 2017
(Joe E. Davis)

/s/ Alan G. Dunn	Director	September 18, 2017
(Alan G. Dunn)

/s/ Alan J. Lane	Director	September 18, 2017
(Alan J. Lane)

/s/ Lee G. Weldon	Director	September 18, 2017
(Lee G. Weldon)