Form 10-Q
period 2017-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2017-11-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

[X] Yes [_] No

Indicate by check mark whether NAI is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

[_] Yes [X] No

As of November 13, 2017, 7,429,020 shares of NAI's common stock were outstanding, net of 1,052,657 treasury shares.

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

•	future levels of our revenue concentration risk;

•	sources and availability of raw materials, including the limited number of suppliers of beta-alanine and certain other raw materials;

•	inventories, including the adequacy of raw material and other inventory levels to meet future customer demand and the adequacy and intended use of our facilities;

•	Manufacturing and distribution channels, product sales and performance, and timing of product shipments;

•	current or future customer orders, product returns, and potential product recalls;

•	the impact on our business and results of operations from variations in quarterly net sales from seasonal and other factors;

•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMP);

•	our ability to successfully expand our operations, including outside the United States (U.S.);

•	the adequacy of our reserves and allowances;

•	the outcome of pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;

•	the sufficiency of our available cash, cash equivalents, and potential cash flows from operations to fund our current working capital needs and capital expenditures through the next 12 months;

•	current and future economic and political conditions;

•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2017	June 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,706	$27,843
Accounts receivable - less allowance for doubtful accounts of $33 at September 30, 2017 and $18 at June 30, 2017	9,209	8,410
Notes receivable	1,500	—
Inventories, net	18,996	13,729
Income tax receivable	548	261
Prepaids and other current assets	1,825	1,456
Total current assets	59,784	51,699
Property and equipment, net	18,369	18,136
Deferred income taxes	2,002	2,002
Other noncurrent assets, net	794	774
Total assets	$80,949	$72,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,892	$5,116
Accrued liabilities	2,351	1,931
Accrued compensation and employee benefits	990	1,594
Forward contract	1,626	422
Income taxes payable	1,345	1,207
Total current liabilities	17,204	10,270
Long-term pension liability	608	557
Deferred rent	544	537
Forward contract, noncurrent	689	99
Total liabilities	19,045	11,463

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 7,436,284 at September 30, 2017 and 6,937,018 at June 30, 2017	84	79
Additional paid-in capital	22,719	22,260
Retained earnings	47,222	45,788
Treasury stock, at cost, 1,045,393 shares at September 30, 2017 and 1,044,659 June 30, 2017	(6,082)	(6,074)
Accumulated other comprehensive loss	(2,039)	(905)
Total stockholders’ equity	61,904	61,148
Total liabilities and stockholders’ equity	$80,949	$72,611

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net sales	$28,074	$34,067
Cost of goods sold	21,704	26,398
Gross profit	6,370	7,669
Selling, general and administrative expenses	4,487	4,133

Income from operations	1,883	3,536

Other income (expense):
Interest income	250	116
Foreign exchange loss	(143)	(59)
Other, net	1	(7)
Total other income	108	50

Income before income taxes	1,991	3,586
Provision for income taxes	557	1,096
Net income	$1,434	$2,490
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	(1,134)	(390)
Comprehensive income	$300	$2,100

Net income per common share:
Basic	$0.22	$0.38

Diluted	$0.21	$0.37

Weighted average common shares outstanding:
Basic	6,606,518	6,558,395

Diluted	6,831,230	6,646,963

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$1,434	$2,490
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	717	458
Non-cash sales discount	163	—
Non-cash compensation	301	250
Pension expense	51	50
Loss (gain) on disposal of assets	1	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	(799)	649
Inventories, net	(5,267)	(2,545)
Prepaids and other assets	(389)	71
Accounts payable and accrued liabilities	5,773	(875)
Accrued compensation and employee benefits	(604)	(1,131)
Forward contracts	441	(36)
Income taxes	492	514
Net cash provided by (used in) operating activities	2,314	(124)

Cash flows from investing activities
Purchases of property and equipment	(956)	(1,716)
Proceeds from sale of property and equipment	5	19
Issuance of notes receivable	(1,500)	—
Net cash used in investing activities	(2,451)	(1,697)

Cash flows from financing activities
Repurchase of common stock	—	(79)
Net cash used in financing activities	—	(79)

Net decrease in cash and cash equivalents	(137)	(1,900)
Cash and cash equivalents at beginning of period	27,843	19,747
Cash and cash equivalents at end of period	$27,706	$17,847

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Taxes	$76	$593
Disclosure of non-cash activities:
Change in unrealized loss resulting from change in fair value of derivative instruments, net of tax	$(1,134)	$(390)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (“2017 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2017 Annual Report unless otherwise noted below.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718) (ASU 2016-09), which provides guidance improvements to employee share-based payment accounting. The standard amends several aspects of current employee share-based payment accounting including income taxes, forfeitures, earnings per share, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted ASU 2016-09 effective July 1, 2017. ASU 2016-09 also requires all excess tax benefits and tax deficiencies associated with employee stock compensation awards to be recognized as income tax expense or benefit as part of the Statement of Operations. Adopting this standard did not result in any significant impact to our results of operation or financial position. During the quarter ended September 30, 2017, there was no impact to the Statement of Cash Flows.

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

Net Income per Common Share

We compute net income per common share using the weighted average number of common shares outstanding during the period, and diluted net income per common share using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options accounts for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2017	2016
Numerator
Net income	$1,434	$2,490
Denominator
Basic weighted average common shares outstanding	6,607	6,558
Dilutive effect of stock options	224	89
Diluted weighted average common shares outstanding	6,831	6,647
Basic net income per common share	$0.22	$0.38
Diluted net income per common share	$0.21	$0.37

No shares related to stock options or restricted stock were excluded for the three months ended September 30, 2017 or September 30, 2016.

Revenue Recognition

To recognize revenue, four basic criteria must be met: 1) there is evidence that an arrangement with a buyer exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (b) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (c) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (d) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (e) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (f) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon completion of delivery is deferred until the shipment has been delivered.

We record reductions to gross revenue for estimated returns of private-label contract manufacturing products and beta-alanine raw material sales. The estimated returns are based on the trailing six months of private-label contract manufacturing gross sales and our historical experience for both private-label contract manufacturing and beta-alanine raw material sales returns. However, the estimate for product returns does not reflect the impact of a potential large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.

On August 7, 2017, we entered into three agreements (“Agreements”), with The Juice Plus+ Company LLC (“Juice Plus+”). The Agreements are an Exclusive Manufacturing Agreement, a Restricted Stock Award Agreement, and an Irrevocable Proxy. Pursuant to the Exclusive Manufacturing Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply Juice Plus+ with certain Juice Plus+ products within 24 countries where Juice Plus+ currently sells those products. Pursuant to the Restricted Stock Award Agreement, NAI has agreed to grant 500,000 shares of NAI common stock to Juice Plus+, (the “Shares”), and Juice Plus+ agreed the Shares are subject to certain restrictions and risk of forfeiture. Pursuant to the Irrevocable Proxy, Juice Plus+ has granted to the NAI Board of Directors Juice Plus+’s right to vote the Shares as long as the Shares are subject to the associated risk of forfeiture. The Agreements each are for a term of 5 years, and each may be terminated by either party only upon on the occurrence of specified events. For the three months ended September 30, 2017, $163,000 of expense associated with the shares granted to Juice Plus+ was recorded as a reduction to revenue.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine and marketed and sold under the CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $5.9 million during the three months ended September 30, 2017 and $6.7 million during the three months ended September 30, 2016. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $284,000 during the three months ended September 30, 2017, and $316,000 during the three months ended September 30, 2016.

Notes Receivable

On September 30, 2017, we entered into a note receivable with Kaged Muscle, LLC (“Kaged Muscle”), one of our contract manufacturing customers, converting $1.5 million of trade receivables to a 12 month note. Kaged Muscle is one of our fastest growing sports nutrition customers and we executed this note receivable conversion to assist them with their near term financing needs. The note carries an interest rate of fifteen percent (15%) per annum and is an interest only note secured by the assets of Kaged Muscle and a personal guarantee by the co-founder and President of Kaged Muscle. Interest is due quarterly and the note can be paid down at any time without penalty.

Stock-Based Compensation

We have an omnibus incentive plan that was approved by our Board of Directors effective as of October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants.

We estimate the fair value of stock option awards at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Black-Scholes uses assumptions related to volatility, the risk-free interest rate, the dividend yield (which we assume to be zero, as to date we have not paid any cash dividends) and employee exercise behavior. Expected volatilities used in the model are based on the historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect on the date of grant. The expected life of stock option grants is derived from historical experience. The fair value of restricted stock shares granted is based on the market price of our common stock on the date of grant. We amortize the estimated fair value of our stock awards to expense over the related vesting periods.

The Company did not grant any options during the three months ended September 30, 2017 or the three months ended September 30, 2016. All remaining outstanding stock options are fully vested. No options were exercised during the three months ended September 30, 2017 or three months ended September 30, 2016. During the three months ended September 30, 2017, 5,000 options were forfeited. There were no forfeitures during the three months ended September 30, 2016.

We did not grant any shares to employees during the three months ended September 30, 2017. We granted 10,000 restricted shares to a new member of management during the three months ended September 30, 2016.  Our net income included stock based compensation expense of approximately $301,000 for the three months ended September 30, 2017, and $250,000 for the three months ended September 30, 2016.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use a three-level hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available under the circumstances.

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

As of September 30, 2017 and June 30, 2017, we did not have any financial assets or liabilities classified as Level 1, except for assets and liabilities related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of September 30, 2017 was a net liability of $2.3 million. The fair value of our forward exchange contracts as of June 30, 2017 was a net liability of $521,000. As of September 30, 2017 and June 30, 2017 we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2017 or the three months ended September 30, 2017.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30, 2017	June 30, 2017
Raw materials	$13,828	$9,469
Work in progress	3,562	1,312
Finished goods	2,269	3,562
Reserves	(663)	(614)
Inventories, net	$18,996	$13,729

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			September 30, 2017	June 30, 2017

Land		N/A		$1,200	$1,200
Building and building improvements	7	–	39	3,680	3,706
Machinery and equipment	3	–	12	24,900	24,194
Office equipment and furniture	3	–	5	4,073	3,954
Vehicles		3		209	209
Leasehold improvements	1	–	15	17,159	17,038
Total property and equipment				51,221	50,301
Less: accumulated depreciation and amortization				(32,852)	(32,165)
Property and equipment, net				$18,369	$18,136

D. Other Comprehensive Loss

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three months ended September 30, 2017 and September 30, 2016 (in thousands):

	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2017	$(491)	$(414)	$(905)

OCI/OCL before reclassifications	—	(1,953)	(1,953)
Amounts reclassified from OCI	—	178	178

Tax effect of OCI activity	—	641	641
Net current period OCI/OCL	—	(1,134)	(1,134)
Balance as of September 30, 2017	$(491)	$(1,548)	$(2,039)

Balance as of June 30, 2016	$(775)	$95	$(680)

OCI/OCL before reclassifications	—	(452)	(452)
Amounts reclassified from OCI	—	(158)	(158)

Tax effect of OCI activity	—	220	220
Net current period OCI/OCL	—	(390)	(390)
Balance as of September 30, 2016	$(775)	$(295)	$(1,070)

E. Debt

The Company has a Credit Agreement with Wells Fargo Bank, N.A.  The Credit Agreement provides us with a credit line of up to $10.0 million and matures on February 1, 2020.  The line of credit may be used to finance working capital requirements.

On September 29, 2017, we executed an amendment to our credit facility with Wells Fargo Bank, N.A, which amendment now allows us to make loans or advances to third parties not exceeding $1.5 million.  We executed this amendment in order to issue a note receivable of $1.5 million to a customer.  There is no commitment fee under this agreement. There are no amounts currently drawn under the line of credit.

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

During the three months ended September 30, 2017, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

We also have a foreign exchange facility with Wells Fargo Bank, N.A. in effect until January 31, 2019, and with Bank of America, N.A. in effect until August 15, 2019.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the three months ended September 30, 2017. As of September 30, 2017, we had $10.0 million available under our credit facilities.

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

	Three months Ended September 30,
	2017	2016
Customer 1	$13,157	$17,090
Customer 2	3,161	(a)
	$16,318	$17,090

(a) Sales were less than 10% of the respective period’s total sales.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (in thousands):

	Three months Ended September 30,
	2017	2016
Supplier 1	$1,967	(b)
	$1,967	(a)

               (b) Purchases were less than 10% of the respective period’s total raw material purchases.

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

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses, which are not allocated to any segment, include, but are not limited to: human resources, corporate legal, finance, information technology, and other corporate level related expenses. The accounting policies of our segments are the same as those described in Note A above and in the consolidated financial statements included in our 2017 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Net Sales
Private label contract manufacturing	$22,222	$27,379
Patent and trademark licensing	5,852	6,688
Total	$28,074	$34,067

	Three Months Ended September 30,
	2017	2016
Income from Operations
Private label contract manufacturing	$2,257	$3,314
Patent and trademark licensing	1,188	1,900
Income from operations of reportable segments	3,445	5,214
Corporate expenses not allocated to segments	(1,562)	(1,678)
Total net sales	$1,883	$3,536

	September 30, 2017	June 30, 2017
Total Assets
Private label contract manufacturing	$67,795	$60,489
Patent and trademark licensing	13,154	12,122
Total assets	$80,949	$72,611

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia, as well as Canada, Mexico and South Africa. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2017	2016

United States	$15,194	$15,225
Markets outside the United States	12,880	18,842
Total net sales	$28,074	$34,067

Products manufactured by NAIE accounted for 75% of net sales in markets outside the U.S. for the three months ended September 30, 2017, and 48% for the three months ended September 30, 2016. No products manufactured by NAIE were sold in the U.S. during the three months ended September 30, 2017 and 2016.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Three Months Ended
	September 30, 2017	June 30, 2017	September 30, 2017	June 30, 2017	September 30, 2017	September 30, 2016
United States	$10,491	$10,753	$53,045	$47,777	$89	$1,227
Europe	7,878	7,383	27,904	24,834	867	489
	$18,369	$18,136	$80,949	$72,611	$956	$1,716

H. Income Taxes

The effective tax rate for the three months ended September 30, 2017 was 28.0%. The rate differs from the U.S. federal statutory rate of 34% primarily due to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. There were no significant discrete items for the three months ended September 30, 2017. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended September 30, 2017, there was no change to our valuation allowance.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates, for each of the jurisdictions in which we operate, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. The tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves. There were no adjustments to reserves in the three months ended September 30, 2017.

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

During the three months ended September 30, 2017 and September 30, 2016, we did not repurchase any shares under this repurchase plan.

During the three months ended September 30, 2017, we acquired 734 shares in connection with restricted stock shares that vested during that year at a weighted average cost of $10.70 per share and a total cost of $8,000.  During the three months ended September 30, 2016, we acquired 6,037 shares from employees in connection with restricted stock shares that vested during the year at a weighted average cost of $13.14 per share and a total cost of $79,000.  These shares were returned to the Company by the related employees and in return the Company paid each employee’s required tax withholding.  The valuation of the shares acquired and thereby the number of shares returned to the Company was calculated based on the closing share price on the date the shares vested.

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

As of September 30, 2017, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2019. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three months ended September 30, 2017, we did not have any losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of September 30, 2017, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $62.7 million (EUR 54.2 million). As of September 30, 2017, a net loss of approximately $2.4 million related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $1.6 million will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of September 30, 2017, the fair value of our cash flow hedges was a liability of $2.3 million, of which $1.6 million was classified as a current liability, and $689,000 was classified in other noncurrent liabilities in our Consolidated Balance Sheets. During the three months ended September 30, 2017, we recognized $2.2 million of net losses in OCI and reclassified $422,000 of gains from OCI to revenue. As of June 30, 2017, $422,000 of the fair value of our cash flow hedges was classified in accrued liabilities, and $99,000 was classified other noncurrent liabilities, net in our Consolidated Balance Sheets. During the three months ended September 30, 2016, we recognized $452,000 of net gains in OCI and reclassified $58,000 of losses from OCI to revenue.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2017. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2017 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to one or two private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales and royalty and licensing revenue generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® and SR CarnoSyn® trademarks.

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

During the first three months of fiscal 2018, our net sales were 18% lower than in the first three months of fiscal 2017. Private label contract manufacturing sales decreased 19% due primarily to the timing and shipments of orders of existing products to existing customers and discontinued customer relationships. The current quarter contract manufacturing sales decline resulted primarily from reduced orders from our largest customer for specific products associated with an inventory reduction program. During our second quarter of fiscal 2018 we expect sales of these products to increase to historical levels as we believe this excess inventory has been effectively sold through to consumers. Additionally, we expect our Fiscal Q2 2018 sales to our largest customer to increase as we begin shipping products under our previously announced expanded relationship. Revenue concentration risk for our largest private label contract manufacturing customer as a percentage of our total net sales decreased to 47% for the three months ended September 30, 2017 compared to 50% for the three months ended September 30. 2016. We expect our annualized fiscal 2018 revenue concentration for this customer to be higher than fiscal 2017.

During the first three months of fiscal 2018, CarnoSyn® beta-alanine revenue decreased 13% to $5.9 million as compared to $6.7 million for the first three months of fiscal 2017. The decrease in beta-alanine revenue was primarily due to decreased material shipments as a result of market and seasonal factors and lower average material sales prices. While we still have active patents covering instant release CarnoSyn® beta-alanine we are beginning to see increased competition from companies selling generic beta-alanine. In addition to legal actions we have prosecuted and others we may institute, to offset this decline, we have increased our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® beta-alanine. We have also recently seen improved activity with our efforts to further commercialize our SR CarnoSyn® patent estate with multiple customers having launched or in the process of launching products containing SR CarnoSyn®. There can be no assurance that our sales and marketing efforts will reverse or decelerate potential future declines of CarnoSyn® beta-alanine sales.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $972,000 during the first quarter of fiscal 2018 and $994,000 during the comparable period in fiscal 2017. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2017 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® trademark, maintenance of our patent rights, the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, the ability to further commercialize our existing patents, and the continued compliance by third parties with our license agreements and patent and trademark rights.

During the remainder of fiscal 2018, we plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and develop relationships with additional quality oriented customers;

•	Expanding the commercialization of our beta-alanine patent estate through raw material sales, developing a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® trademark, developing new contract manufacturing opportunities, and license agreements and protecting our proprietary rights;

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

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

Our critical accounting policies are discussed under Item 7 of our 2017 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the three months ended September 30, 2017.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Change

Private label contract manufacturing	$22,222	$27,379	(19)%
Patent and trademark licensing	5,852	6,688	(13)%
Total net sales	28,074	34,067	(18)%
Cost of goods sold	21,704	26,398	(18)%
Gross profit	6,370	7,669	(17)%
Gross Profit %	22.7%	22.5%
Selling, general & administrative expenses	4,487	4,133	9%
% of net sales	16.0%	12.1%
Income from operations	1,883	3,536	(47)%
% of net sales	6.7%	10.4%
Other income, net	108	50	116%
Income before income taxes	1,991	3,586	(44)%
% of net sales	7.1%	10.5%
Income tax expense	557	1,096	(49)%
Net income	$1,434	$2,490	(42)%
% of net sales	5.1%	7.3%

Private label contract manufacturing net sales decreased 19% primarily due to the timing and shipments of orders of existing products to existing customers and discontinued customer relationships. Net sales to our largest customer represented a majority of our decrease in private label contract manufacturing sales and was primarily the result of timing and shipments of orders.

Net sales from our patent and trademark licensing segment decreased 13% during the first quarter of fiscal 2018. The decrease in beta-alanine raw material sales was primarily due to decreased material shipments as a result of market and seasonal factors and lower average material sales prices.

Gross profit margin increased 0.2 percentage points as follows:

Contract manufacturing(1)	(1.4)%
Patent and trademark licensing(2)	1.6
Total change in gross profit margin	0.2%

[1]

Private label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 1.4 percentage points during the first quarter of fiscal 2018 as compared to the comparable period in fiscal 2017. The decrease in gross profit as a percentage of sales was primarily due to a nominal increase in overhead costs as a percentage of net revenues partially offset by favorable product sales mix.

[2]

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 1.6 percentage points during the first quarter of fiscal 2018 as compared to the comparable prior year period primarily due to decreased raw material costs.

Selling, general and administrative expenses increased $354,000, or 9%, during the first quarter of fiscal 2018 primarily due to increased marketing, advertising and research and development costs supporting our CarnoSyn® and SR CarnoSyn® brands partially offset by lower employee compensation costs.

Other income, net increased $58,000 during the first quarter of fiscal 2018 as compared to the same period in the prior fiscal year primarily due to favorable interest income associated with our foreign currency hedge contracts.

Our income tax expense decreased $539,000 during the first quarter of fiscal 2018 as compared to the same period in the prior fiscal year. The decrease was primarily due to the lower pre-tax income in the first quarter of fiscal 2018 as compared to the comparable prior year period, as well as a lower estimated annual effective tax rate for fiscal 2018.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $2.3 million for the three months ended September 30, 2017 compared to net cash used in operating activities of $0.1 million in the comparable quarter last year.

At September 30, 2017, changes in accounts receivable, consisting of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, used $799,000 in cash compared to providing $649,000 of cash in the comparable prior year quarter. The decrease in cash used in/provided by accounts receivable during the quarter ended September 30, 2017 primarily resulted from timing of sales and the related collections. Days sales outstanding was 29 days during the three months ended September 30, 2017 as compared to 35 days for the prior year period.

At September 30, 2017, changes in inventory used $5.3 million in cash during the three months ended September 30, 2016 compared to $2.5 million in the comparable prior year quarter. The change in cash used by inventory during the quarter ended September 30, 2017 was primarily related to inventory purchased to support an anticipated increase in private label contract manufacturing sales. Changes in accounts payable and accrued liabilities provided $5.8 million in cash during the three months ended September 30, 2017 compared to using $875,000 during the three months ended September 30, 2016. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

During the three months ended September 30, 2017, NAIE’s operations used $2.0 million of operating cash flow primarily due to the timing of inventory receipts, payments and sales. As of September 30, 2017, NAIE’s undistributed retained earnings were considered indefinitely reinvested.

Cash used in investing activities in the three months ended September 30, 2017 was $2.5 million compared to $1.7 million in the comparable quarter last year. The primary reason for the change was due to capital equipment purchases of $1.7 million in the first quarter of fiscal 2017 as compared to capital equipment purchases of $1.0 million in the first quarter of fiscal 2018. In addition, we converted $1.5 million of accounts receivable into a note receivable during the first quarter of fiscal 2018. Capital expenditures for both years were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities.

We did not have any consolidated debt as of September 30, 2017 or June 30, 2017.

The Company has a Credit Agreement with Wells Fargo Bank, N.A.  The Credit Agreement provides us with a credit line of up to $10.0 million and matures on February 1, 2020.  The line of credit may be used to finance working capital requirements. On September 29, 2017, we executed an amendment to our credit facility with Wells Fargo Bank, N.A, which amendment now allows us to make loans or advances to third parties not exceeding $1.5 million. We executed this amendment in order to issue a note receivable of $1.5 million to a customer.  There was no commitment fee required as part of this amendment. There are no amounts currently drawn under the line of credit.

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

During the three months ending on September 30, 2017, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

As of September 30, 2017, we had $27.7 million in cash and cash equivalents and $10.0 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2017.

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 13, 2017, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding.

In 2011, NAI filed a lawsuit against Woodbolt Distribution, LLC, also known as Cellucor (“Woodbolt”), and both NAI and Woodbolt filed additional lawsuits and countersuits against each other. NAI and Woodbolt subsequently settled all of the lawsuits between them, but not before the United States Patent and Trademark Office (“USPTO”) at Woodbolt’s request rejected the claims of two NAI patents. The rulings rejecting the claims of two NAI patents were subsequently confirmed by the Patent Trial and Appeal Board (PTAB) at the USPTO. NAI filed Notices of Appeal with the U.S. Court of Appeals for the Federal Circuit requesting that certain findings of the PTAB's be reversed. No hearing date has been set by the Court.  Both NAI patents rejected by the USPTO expired in August 2017.

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

On August 24, 2016, the Company filed a separate complaint against Creative Compounds, LLC, alleging infringement of U.S. patent 7,825,084. On October 5, 2016, Creative filed its answer and counterclaims. On January 19, 2017, the Company filed a Motion to Amend the Complaint, to add allegations of infringement of U.S. patents 5,965,596, 7,504,376, 8,993,610 and 8,470,865, and additional parties, Core Supplement Technology, Inc., Honey Badger LLC, and Myopharma, Inc. The Court granted the Company's motion. On May 2, 2017, the Court issued a revised scheduling order and set a trial date for July 31, 2018. On July 19, 2017, Creative filed a motion for judgment on the pleadings to dismiss the patent infringement claims with prejudice, On September 5, 2017, the Court granted Creative's motion, which is a non-final decision and subject to later appeal to the U.S. Court of Appeals for the Federal Circuit. The Company has stated it will appeal the District Court rulings. The remaining non-patent claims pending against other defendants were not affected. On October 16, 2017, defendant Core Supplement Technology, Inc., filed a Notification of Bankruptcy with the Court.  On October 17, 2017, the Company and defendant Honey Badger LLC filed a voluntary stipulation of dismissal, which the Court granted on October 20, 2017.  On October 31, 2017, the Company and defendant Myopharma, Inc. filed a voluntary stipulation of dismissal, which the Court has not yet granted so that a final judgment can be entered.

On July 6, 2016, the Company filed a complaint against Allmax Nutrition, Inc. in U.S. District Court for the Southern District of California, alleging (1) infringement of U.S. patents 5,965,596, 6,172,098, 7,825,084 and RE 45,947, (2) violation of Section 32 of the Lanham Act, and (3) copyright infringement. On October 19, 2016, the Company filed an amended complaint adding HBS International Corp., Allmax's exclusive distributor, as a co-defendant and to add a civil conspiracy claim.  On May 2, 2017, the Court issued a scheduling order setting a trial date for July 31, 2018. On April 25, 2017, defendants filed a motion for judgment on the pleadings and a motion to dismiss as to the Company's trademark and patent infringement and civil conspiracy claims. On June 26, 2017, the Court granted Defendants’ motions, dismissing the Company's patent infringement claim with prejudice and dismissing the trademark and civil conspiracy claims without prejudice. The Company filed a Second Amended Complaint on July 10, 2017. On August 29, 2017, the Court denied the Company's motion to partially reconsider the dismissal of the patent infringement claim, which is a non-final decision and subject to later appeal to the U.S. Court of Appeals for the Federal Circuit. The Company has stated it will appeal the District Court rulings. On August 30, 2017, the Court denied Defendants' motion to dismiss the Company's trademark and conspiracy claims. On September 29, 2017, both defendants filed their amended answers. Defendant HBS International Corp. also asserted a counterclaim for tortious interference with contract.  The Company has not yet filed its response to the asserted counterclaim.

On September 16, 2016, the Company filed a complaint against Hi-Tech Pharmaceuticals, Inc. d/b/a ALR Industries, APS Nutrition, Innovative Laboratories, Formutech Nutrition, LG Sciences and Sports 1 in U.S. District Court for the Southern District of California, alleging (1) infringement of U.S. patents 5,965,596, 7,825,084, 8,993,610 and RE 45,947, (2) violation of Section 32 of the Lanham Act and (3) breach of contract. On May 2, 2017, the Court issued a scheduling order setting a trial date for July 31, 2018. On July 10, 2017, Defendants filed a motion for judgment on the pleadings to dismiss the patent infringement claims with prejudice. On September 5, 2017, the Court granted Defendants' motion, which is a non-final decision and subject to later appeal to the U.S. Court of Appeals for the Federal Circuit. The Company has stated it will appeal the District Court rulings. The remaining non-patent claims pending against the Defendants were not affected.  On September 28, 2017, in a separate matter not involving the Company, the United States of America filed a First Superseding Criminal Indictment against defendants Hi-Tech Pharmaceuticals, Inc and its Chief Executive Officer, Jared Wheat. United States v. Hi-Tech Pharmaceuticals, et al., No.1:17-CR-0229 (N.D. Ga. 2017). On or about October 4, 2017, items in the possession of Hi-Tech were seized pursuant to a search warrant, including the documentation relevant to this case. In light of this development, the parties moved the Court on November 3, 2017, seeking an order staying all proceedings in the pending action until disposition of United States v. Hi-Tech Pharmaceuticals, et al., 1:17-CR-00229 (N.D. Ga 2017), or at a minimum, until the documents relevant to this case can be retrieved by the defendants. The Court has not yet ruled on the parties' pending motion.

Although we believe our claims in the above litigation matters are valid, there is no assurance we will prevail in these litigation matters or in proceedings we may initiate or that our litigation expenses will not be greater than anticipated.

ITEM 1A. RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2017 Annual Report, as well as the other information in our 2017 Annual Report, this report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the quarter ended September 30, 2017, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.1	Third amendment to the Credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of September 30, 2017	Filed herewith

10.2	Loan and Security agreement by and between NAI and Kaged Muscle, LLC effective as of September 30, 2017	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, duly authorized officers.

Date: November 13, 2017

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)