Form 10-Q
period 2017-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2018-02-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2017

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

[_] Yes   [X] No

As of February 13, 2018, 7,429,020 shares of NAI's common stock were outstanding, net of 1,052,657 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this Quarterly Report may include statements about:

•

future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, the effect of changes in tax law and other financial items;

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

•	future levels of our revenue concentration risk;
•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations
•	sources and availability of raw materials, including the limited number of suppliers of beta-alanine and certain other raw materials;
•	inventories, including the adequacy of raw material and other inventory levels to meet future customer demand and the adequacy and intended use of our facilities;
•	manufacturing and distribution channels, product returns, and potential product recalls;
•	current or future customer orders;
•	the impact on our business and results of operations from variations in quarterly net sales from seasonal and other factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMP);
•	our ability to successfully expand our operations, including outside the United States (U.S.);
•	the adequacy of our reserves and allowances;
•	current and future economic and political conditions;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from operations to fund our current working capital needs and capital expenditures through the next 12 months;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this report underlying or relating to any forward-looking statements.

The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this Quarterly Report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part II and elsewhere in this Quarterly Report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (SEC).

Unless the context requires otherwise, all references in this Quarterly Report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, Natural Alternatives International Europe S.A. (NAIE).

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2017	June 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,843	$27,843
Accounts receivable - less allowance for doubtful accounts of $14 at December 31, 2017 and $18 at June 30, 2017	12,895	8,410
Notes receivable	1,500	—
Inventories, net	17,879	13,729
Income tax receivable	—	261
Prepaids and other current assets	1,585	1,456
Total current assets	62,702	51,699
Property and equipment, net	18,733	18,136
Deferred income taxes	2,443	2,002
Other noncurrent assets, net	709	774
Total assets	$84,587	$72,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,182	$5,116
Accrued liabilities	2,215	1,931
Accrued compensation and employee benefits	1,089	1,594
Forward contract	2,088	422
Income taxes payable	1,636	1,207
Total current liabilities	19,210	10,270
Long-term pension liability	409	557
Deferred rent	551	537
Forward contract, noncurrent	609	99
Income taxes payable, noncurrent	2,950	—
Total liabilities	23,729	11,463

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 7,429,020 at December 31, 2017 and 6,937,018 at June 30, 2017	84	79
Additional paid-in capital	23,266	22,260
Retained earnings	45,904	45,788
Treasury stock, at cost, 1,052,657 shares at December 31, 2017 and 1,044,659 June 30, 2017	(6,160)	(6,074)
Accumulated other comprehensive loss	(2,236)	(905)
Total stockholders’ equity	60,858	61,148
Total liabilities and stockholders’ equity	$84,587	$72,611

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

 (In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales	$33,335	$30,559	$61,409	$64,626
Cost of goods sold	26,713	24,064	48,417	50,462
Gross profit	6,622	6,495	12,992	14,164
Selling, general and administrative	4,341	3,382	8,828	7,515

Income from operations	2,281	3,113	4,164	6,649

Other income (expense):
Interest income	304	133	554	249
Foreign exchange (loss) gain	(88)	262	(231)	203
Other, net	(14)	(8)	(13)	(15)
Total other income	202	387	310	437
Income before income taxes	2,483	3,500	4,474	7,086
Provision for income taxes	3,801	1,034	4,358	2,130
Net (loss) income	$(1,318)	$2,466	$116	$4,956

Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(197)	1,242	(1,331)	852

Comprehensive (loss) income	$(1,515)	$3,708	$(1,215)	$5,808

Net (loss) income per common share:
Basic	$(0.20)	$0.38	$0.02	$0.76
Diluted	$(0.20)	$0.37	$0.02	$0.74

Weighted average common shares outstanding
Basic	6,615,355	6,567,468	6,610,937	6,562,932
Diluted	6,615,355	6,683,356	6,836,567	6,665,159

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

 (In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2017	2016

Cash flows from operating activities
Net income	$116	$4,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,479	1,059
Deferred income taxes	306	—
Non-cash sales discount	408	—
Non-cash compensation	603	506
Pension expense, net of contributions	(148)	100
Gain on disposal of assets	(2)	(23)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,485)	3,379
Inventories, net	(4,150)	3,701
Prepaids and other assets	(64)	42
Accounts payable and accrued liabilities	6,942	(6,721)
Accrued compensation and employee benefits	(505)	(1,726)
Forward contracts	520	(491)
Income taxes	3,640	255
Net cash provided by operating activities	4,660	5,037

Cash flows from investing activities
Purchases of property and equipment	(2,095)	(3,362)
Proceeds from sale of property and equipment	21	24
Issuance of notes receivable	(1,500)	—
Net cash used in investing activities	(3,574)	(3,338)

Cash flows from financing activities
Repurchase of common stock	(86)	(84)
Net cash used in financing activities	(86)	(84)

Net increase in cash and cash equivalents	1,000	1,615
Cash and cash equivalents at beginning of period	27,843	19,747
Cash and cash equivalents at end of period	$28,843	$21,362

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Taxes	$422	$1,897
Disclosure of non-cash activities:
Change in unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	$(1,331)	$852

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (“2017 Annual Report”). The accounting policies used to prepare the financial statements included in this Quarterly Report are the same as those described in the notes to the consolidated financial statements in our 2017 Annual Report unless otherwise noted below.

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

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606)(ASU 2016-10), which amends and adds clarity to certain aspects of the guidance set forth in the upcoming revenue standard (ASU 2014-09) related to identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (ASU 2016-11), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2016 the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (ASU 2016-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.  All of these new standards will be effective for us concurrently with ASU 2014-09, beginning in our first quarter of fiscal 2019. Currently, we do not expect our annual revenue to be materially different under Topic 606. The most significant change will be to our quarterly and annual financial statement disclosures.  We are continuing to evaluate the impact of adopting the new standard.

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

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the our estimated income tax is considered provisional and is expected to be finalized by the end of our fiscal year.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Numerator
Net (loss) income	$(1,318)	$2,466	$116	$4,956

Denominator
Basic weighted average common shares outstanding	6,615	6,567	6,611	6,563
Dilutive effect of stock options	—	116	226	102
Diluted weighted average common shares outstanding	6,615	6,683	6,837	6,665

Basic net (loss) income per common share	$(0.20)	$0.38	$0.02	$0.76

Diluted net (loss) income per common share	$(0.20)	$0.37	$0.02	$0.74

In periods where we have a net loss, stock options and restricted stock are excluded from our calculation of diluted net income (loss) per common share, as their inclusion would have an antdilutive effect. We excluded shares related to stock options totaling 135,000 and shares related to restricted stock totaling 813,665 for the three months ended December 31, 2017. No shares related to stock options or restricted stock were excluded for the six months ended December 31, 2017 or the three and six months ended December 31, 2016.

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

On August 7, 2017, we entered into three agreements (“Agreements”), with The Juice Plus+ Company LLC (“Juice Plus+”). The Agreements are an Exclusive Manufacturing Agreement, a Restricted Stock Award Agreement, and an Irrevocable Proxy. Pursuant to the Exclusive Manufacturing Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. Pursuant to the Restricted Stock Award Agreement, NAI has granted 500,000 shares of NAI common stock to Juice Plus+, (the “Shares”), and Juice Plus+ has agreed the Shares are subject to certain restrictions and risk of forfeiture. Pursuant to the Irrevocable Proxy, Juice Plus+ also has granted to the NAI Board of Directors Juice Plus+’s right to vote the Shares that remain subject to the associated risk of forfeiture. The Agreements each are for a term of 5 years, and each may be terminated by either party only upon the occurrence of specified events. The expense associated with the shares granted to Juice Plus+ is recorded as a reduction to revenue. We recorded of $245,000 of expense during the three months ended December 31, 2017 and $408,000 during the six months ended December 31, 2017.

We currently own certain U.S. patents and patent applications, and corresponding foreign patents and patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine and which we market and sell under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $4.0 million during the three months ended December 31, 2017 and $9.8 million during the six months ended December 31, 2017. We recorded $6.7 million during the three months ended December 31, 2016 and $13.4 million during the six months ended December 31, 2016.  These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $160,000 during the three months ended December 31, 2017 and $444,000 during the six months ended December 31, 2017. We recognized $250,000 during the three months ended December 31, 2016 and $566,000 during the six months ended December 31, 2016.

Notes Receivable

On September 30, 2017, we accepted a 12-month note from Kaged Muscle, LLC (“Kaged Muscle”), one of our contract manufacturing customers, in exchange for $1.5 million of trade receivables due to us from Kaged Muscle. Kaged Muscle is one of our fastest growing sports nutrition customers and we executed this note receivable conversion to assist them with their near term financing needs. The note carries an interest rate of fifteen percent (15%) per annum and is an interest only note secured by the assets of Kaged Muscle and a personal guarantee by the co-founder and President of Kaged Muscle. Interest is due quarterly and the note can be paid down at any time without penalty. During the three and six months ended December 31, 2017 we recognized $58,000 in interest income associated with this note from Kaged Muscle.

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

We did not grant any options during the three month or six month periods ended December 31, 2017 or 2016. All remaining outstanding stock options are fully vested. No options were exercised during the three month or six month periods ended December 31, 2017 or 2016. There were no forfeitures during the three months ended December 31, 2017. During the six months ended December 31, 2017 5,000 options were forfeited. There were no forfeitures during the three month or six month periods ended December 31, 2016.

We did not grant any shares to employees during the three or six months ended December 31, 2017, or the three months ended December 31, 2016. We granted 10,000 restricted shares to a new member of management during the six months ended December 31, 2016. Our net income included stock based compensation expense of approximately $302,000 for the three months ended December 31, 2017, and $603,000 for the six months ended December 31, 2017. Our net income included stock based compensation expense of approximately $256,000 for the three months ended December 31, 2016, and $506,000 for the six months ended December 31, 2016.

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

The fair value hierarchy is broken down into three levels based on the source of inputs. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify cash, cash equivalents, and marketable securities balances as Level 1 assets. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated, either directly or indirectly by observable market data. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of December 31, 2017 and June 30, 2017, we did not have any financial assets or liabilities classified as Level 1 except for cash and cash equivalents, and assets related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of December 31, 2017 was a net liability of $2.7 million. The fair value of our forward exchange contracts as of June 30, 2017 was a net liability of $521,000. As of December 31, 2017 and June 30, 2017 we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2017 or the six months ended December 31, 2017.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our three largest customers, whose receivable balances collectively represented 76.1% of gross accounts receivable at December 31, 2017 and 65.6% at June 30, 2017. Additionally, amounts due related to our beta-alanine raw material sales were 15.6% of gross accounts receivable at December 31, 2017, and 21.3% of gross accounts receivable at June 30, 2017. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Raw materials	$12,623	$9,469
Work in progress	3,061	1,312
Finished goods	2,597	3,562
Reserves	(402)	(614)
Inventories, net	$17,879	$13,729

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			December 31, 2017	June 30, 2017

Land		N/A		$1,200	$1,200
Building and building improvements	7	–	39	3,715	3,706
Machinery and equipment	3	–	12	25,499	24,194
Office equipment and furniture	3	–	5	4,350	3,954
Vehicles		3		209	209
Leasehold improvements	1	–	15	17,032	17,038
Total property and equipment				52,005	50,301
Less: accumulated depreciation and amortization				(33,272)	(32,165)
Property and equipment, net				$18,733	$18,136

D. Other Comprehensive (Loss) Income

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three and six months ended December 31, 2017 and December 31, 2016 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2017			December 31, 2017
		Unrealized			Unrealized
	Defined	Gains		Defined	Gains
	Benefit	(Losses) on		Benefit	(Losses) on
	Pension	Cash Flow		Pension	Cash Flow
	Plan	Hedges	Total	Plan	Hedges	Total
Beginning Balance	$(491)	$(1,548)	$(2,039)	$(491)	$(414)	$(905)
OCI/OCL before reclassifications	-	(490)	(490)	-	(2,443)	(2,443)
Amounts reclassified from OCI	-	187	187	-	365	365
Tax effect of OCI activity	-	106	106	-	747	747
Net current period OCI/OCL	-	(197)	(197)	-	(1,331)	(1,331)
Ending Balance	$(491)	$(1,745)	$(2,236)	$(491)	$(1,745)	$(2,236)

	Three Months Ended			Six Months Ended
	December 31, 2016			December 31, 2016
		Unrealized			Unrealized
	Defined	Gains		Defined	Gains
	Benefit	(Losses) on		Benefit	(Losses) on
	Pension	Cash Flow		Pension	Cash Flow
	Plan	Hedges	Total	Plan	Hedges	Total
Beginning Balance	$(775)	$(295)	$(1,070)	$(775)	$95	$(680)
OCI/OCL before reclassifications	-	2,287	2,287	-	1,834	1,834
Amounts reclassified from OCI	-	(343)	(343)	-	(501)	(501)
Tax effect of OCI activity	-	(702)	(702)	-	(481)	(481)
Net current period OCI/OCL	-	1,242	1,242	-	852	852
Ending Balance	$(775)	$947	$172	$(775)	$947	$172

E. Debt

We have a Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement provides us with a credit line of up to $10.0 million and matures on February 1, 2020. The line of credit may be used to finance working capital requirements. On September 29, 2017, we executed an amendment to the Credit Agreement, which now allows us to make loans or advances to third parties not exceeding $1.5 million. We executed this amendment in order to issue a note receivable of $1.5 million to a customer. There is no commitment fee under this agreement. There are no amounts currently drawn under the line of credit.

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

On December 31, 2017, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

We also have a foreign exchange facility with Wells Fargo Bank, N.A. in effect until January 31, 2019, and with Bank of America, N.A. in effect until August 15, 2019.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the six months ended December 31, 2017. As of December 31, 2017, we had $10.0 million available under our credit facilities.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Customer 1	$19,134	$15,074	$32,292	$32,152
Customer 2	4,079	(a)	7,239	(a)
	$23,213	$15,074	$39,531	$32,152

(a)   Sales were less than 10% of the respective period’s total revenues.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2017		2016	2017	2016

Supplier 1	$	(a)	(a)	$2,992	(a)
Supplier 2		1,684	(a)	2,911	(a)
Supplier 3		1,718	(a)	(a)	(a)
		$3,402	—	$5,903	—

(a) Purchases were less than 10% of the respective period’s total raw material purchases.

G. Segment Information

Our business consists of two segments for financial reporting purposes, identified as (i) private label contract manufacturing, which primarily relates to the provision of private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products; and (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn® and SR CarnoSyn® trade names.

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net Sales
Private label contract manufacturing	$29,355	$23,864	$51,577	$51,243
Patent and trademark licensing	3,980	6,695	9,832	13,383
Total Net Sales	$33,335	$30,559	$61,409	$64,626

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Income from Operations
Private label contract manufacturing	$3,385	$2,148	$5,641	$5,462
Patent and trademark licensing	504	2,340	1,692	4,240
Income from operations of reportable segments	3,889	4,488	7,333	9,702
Corporate expenses not allocated to segments	(1,608)	(1,375)	(3,169)	(3,053)
Total Income from Operations	$2,281	$3,113	$4,164	$6,649

Total Assets	December 31, 2017	June 30, 2017
Private label contract manufacturing	$72,115	$60,489
Patent and Trademark Licensing	12,472	12,122
Total	$84,587	$72,611

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia, as well as Canada, Mexico and South Africa. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

United States	$16,426	$13,654	$31,620	$28,879
Markets outside of the United States	16,909	16,905	29,789	35,747
Total	$33,335	$30,559	$61,409	$64,626

Products manufactured by NAIE accounted for 81% of net sales in markets outside the U.S. for the three months ended December 31, 2017, and 79% for the six months ended December 31, 2017. Products manufactured by NAIE accounted for 60% of net sales in markets outside the U.S. for the three months ended December 31, 2016, and 53% for the six months ended December 31, 2016. No products manufactured by NAIE were sold in the U.S. during the three month or six month periods ended December 31, 2017 and 2016.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Six Months Ended
	December 31, 2017	June 30, 2017	December 31, 2017	June 30, 2017	December 31, 2017	December 31, 2016
United States	$10,461	$10,753	$53,353	$47,777	$426	$1,812
Europe	8,272	7,383	31,234	24,834	1,669	1,550
	$18,733	$18,136	$84,587	$72,611	$2,095	$3,362

H. Income Taxes

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporate tax rate to 21% and requires companies to pay a one-time deemed repatriation transition tax on earnings of U.S.-owned foreign subsidiaries that were previously tax deferred. At December 31, 2017, we had not completed our accounting for the tax effects of the Act; however, in certain cases, as described below and in accordance with SAB 118, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we were not able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes. For the items for which we did determine a reasonable estimate, we recognized a provisional amount as a discrete component of our provision for income taxes. The impact of the Tax Legislation may differ from these estimates, possibly materially, during the one-year measurement period ending December 22, 2018 due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we made, guidance that may be issued and actions we may take as a result of the Act.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate that is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized as discrete items in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

The effective tax rate for the three months ended December 31, 2017 was 153.1% and the effective tax rate for the six months ended December 31, 2017 was 97.31%. In comparison, the effective tax rate for the three months ended December 31, 2016 was 29.6 % and the effective tax rate for the six months ended December 31, 2016 was 30.1%. The effective tax rates for the three and six months ended December 31, 2017 differ from the estimated U.S. federal statutory rate of 28.06% primarily due to the impact of the Act's required one-time transition tax and the reevaluation of our deferred taxes, offset by the favorable impact of foreign earnings taxed at less than the U.S. statutory rate. As a fiscal taxpayer, our U.S. federal statutory rate for the year ending June 30, 2018 is estimated to be 28.06% and is a blended rate of the historic 35% statutory rate and the newly enacted 21% rate. We expect our U.S. federal statutory rate to be 21% for fiscal years beginning after June 30, 2018.

As part of the Act, we are required to recognize a one-time deemed repatriation transition tax based on our total post-1986 earnings and profits (E&P) from our Swiss subsidiary NAIE. This accumulated E&P amount has historically been considered permanently reinvested thereby allowing us to defer recognizing any U.S. income tax on the amount. As a result of the Act we recorded a provisional amount for our one-time transition tax liability resulting in an increase in income tax expense during the three and six months ended December 31, 2017 of $1,815,966, which was treated as a discrete expense. In accordance with the provisions of the Act, we will elect to pay this tax over an eight-year period. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation at the conclusion of fiscal 2018. As of December 31, 2017, we no longer consider undistributed foreign earnings from NAIE as indefinitely reinvested. As a result, we have recorded $775,000 in estimated foreign withholding taxes on the amounts deemed repatriated under the Act, which was also treated as a discrete expense during the period.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates for each of the jurisdictions in which we operate, and the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the tax rates expected to apply in the future. For deferred tax asset and liability balances we expect to reverse during fiscal 2018 we used the blended U.S. statutory rate of 28.06% and for amounts expected to reverse in future periods we used the newly enacted 21% tax rate. However, we are still analyzing certain aspects of the Act and refining our calculations accordingly. This analysis and refinement could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount we recorded from our remeasurement of our deferred tax balance was $664,000 and was treated as a discrete expense for the three and six months ended December 31, 2017.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three and six months ended December 31, 2017, there was no change to our valuation allowance.

We are subject to taxation in the U.S., Switzerland and various U.S. state jurisdictions. Our tax returns for the fiscal years ended June 30, 2014 and forward are subject to examination by U.S. tax authorities and for fiscal years ended June 30, 2007 and forward are subject to examination by state tax authorities. Our tax filings for the fiscal year ended June 30, 2015 and forward are subject to examination by Swiss tax authorities.

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves. There were no adjustments to these reserves in the three and six months ended December 31, 2017.

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

During the three and six months ended December 31, 2017 and December 31, 2016, we did not repurchase any shares under this repurchase plan.

During the three months ended December 31, 2017, we acquired 7,264 shares in connection with restricted stock shares that vested during that year at a weighted average cost of $10.80 per share and a total cost of $78,000. During the six months ended December 31, 2017, we acquired 7,998 shares in connection with restricted stock shares that vested during that period at a weighted average cost of $10.79 per share and a total cost of $86,000. During the three months ended December 31, 2016, we acquired 367 shares from employees in connection with restricted stock shares that vested during the period at a weighted average cost of $12.30 per share and a total cost of $5,000. During the six months ended December 31, 2016, we acquired 6,404 shares from employees in connection with restricted stock shares that vested during the period at a weighted average cost of $13.09 per share and a total cost of $84,000.

These shares were returned to NAI by the related employees and in return NAI paid each employee’s required tax withholding required as a result of the vesting of the restricted shares. The valuation of the shares acquired and thereby the number of shares returned to NAI was calculated based on the closing share price on the date the restricted shares vested.

J. Derivatives and Hedging

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to forecasted product sales and transactions of NAIE, our foreign subsidiary denominated in foreign currencies. As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we sometimes use foreign exchange contracts in the form of forward contracts. To the extent we enter into such contracts, there can be no guarantee any such contracts will be effective hedges against our foreign currency exchange risk.

As of December 31, 2017, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2019. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in other comprehensive income (loss) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense or income. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. We did not have any losses or gains related to the ineffective portion of our hedging instruments during the three and six months ended December 31, 2017. During the three and six months ended December 31, 2016, we recorded a $92,000 gain related to the ineffective portion of our hedging instruments to other income. None of our foreign currency forward contracts were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of our hedge effectiveness testing on a quarterly basis.

As of December 31, 2017, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $52.6 million (EUR 45.3 million). As of December 31, 2017, a net loss of approximately $2.7 million related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $2.0 million will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of December 31, 2017, the fair value of our cash flow hedges was a liability of $2.7 million, of which $2.1 million was classified as a current liability, and $609,000 was classified in other noncurrent liabilities in our Consolidated Balance Sheets. During the three months ended December 31, 2017, we recognized $731,000 of net losses in OCI and reclassified $428,000 of losses from OCI to revenue. During the six months ended December 31, 2017, we recognized $2.9 million of net losses in OCI and reclassified $850,000 of losses from OCI to revenue. As of June 30, 2017, $422,000 of the fair value of our cash flow hedges was classified in accrued liabilities, and $99,000 was classified other noncurrent liabilities in our Consolidated Balance Sheets. During the three months ended December 31, 2016, we recognized $2.3 million of net gains in OCI and reclassified $213,000 of gains from OCI to revenue. During the six months ended December 31, 2016, we recognized $1.8 million of net gains in OCI and reclassified $271,000 of gains from OCI to revenue.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2017. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Quarterly Report, as well as the risk factors and other information included in our 2017 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this Quarterly Report or contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and this Quarterly Report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to two or three private label contract manufacturing customers, and thus sensitive to variations in the timing of such customers’ orders, which variations in turn have been impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales and royalty and licensing revenue generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® and SR CarnoSyn® trademarks.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, and commercializing our patent estate through sales of beta-alanine under our CarnoSyn® and SR CarnoSyn® trade names, royalties from license agreements, and potentially additional contract manufacturing opportunities with these licensees.

During the first six months of fiscal 2018, our net sales were 5% lower than in the first six months of fiscal 2017.  Private label contract manufacturing sales increased 1% due primarily to the sale of new products to existing customers and higher volumes of current products to existing customers, partially offset by the timing and shipment of orders of current products to existing customers and discontinued customer relationships. Our first quarter fiscal 2018 contract manufacturing sales declined 19% as compared to the same period in the prior year primarily from reduced orders from our largest customer for specific products associated with an inventory reduction program. During our second quarter of fiscal 2018, our contract manufacturing sales increased 23% as compared to the comparable prior year period primarily due to an increase in sales to our largest customer to historical levels and shipment of new products under our previously announced expanded relationship. Revenue concentration risk for our largest private label contract manufacturing customer as a percentage of our total net sales increased to 53% for the six months ended December 31, 2017 compared to 50% in the first six months of fiscal 2017.  We expect our annualized fiscal 2018 revenue concentration for this customer to be higher than fiscal 2017.

During the first six months of fiscal 2018, CarnoSyn® beta-alanine revenue decreased 27% to $9.8 million as compared to $13.4 million for the first six months of fiscal 2017. The decrease in beta-alanine revenue was primarily due to decreased material shipments as a result of market and seasonal factors and lower average material sales prices. During the quarter ended December 31, 2017, the sports nutrition retail market conditions declined most notably in the standard “brick and mortar” sales channels as products transitioned to higher levels of internet based sales. This transition resulted in excess inventory in certain channels and delayed the re-order rates for many of our customer brands. Additionally, while we still have active patents covering instant release CarnoSyn® beta-alanine, we experienced increased competition from companies selling generic beta-alanine during the current quarter resulting in certain customers discontinuing the use of our CarnoSyn® beta-alanine. In  addition to legal actions we have prosecuted and others we may institute, to offset this decline, we have increased our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® beta-alanine. As we enter our third quarter ending March 31, 2018, our re-order rates have improved for many of our customer brands suggesting improved sports nutrition retail market conditions. Additionally, our SR CarnoSyn® raw material sales continued to rise during the current quarter as more brands adopted product offerings of this effective delivery system. There can be no assurance that our sales and marketing efforts or the recent apparent improvement in retail market conditions will reverse or decelerate potential future declines of our CarnoSyn® beta-alanine sales.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $1.7 million during the first six months of fiscal 2018 and $2.0 million during the comparable period in fiscal 2017.   We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2017 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® tradename, maintenance of our patent rights, the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, the ability to further commercialize our existing patents, and the continued compliance by third parties with our license agreements and patent and trademark rights.

During the remainder of fiscal 2018, we plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and develop relationships with additional quality oriented customers;

•

Expanding the commercialization of our beta-alanine patent estate through raw material sales, developing a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® tradename, new contract manufacturing opportunities, license agreements and protecting our proprietary rights;

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates and assumptions.

Our critical accounting policies are discussed under Item 7 of our 2017 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the six months ended December 31, 2017.

Results of Operations

The results of our operations for the three and six months ended December 31 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2017	2016	% Change	2017	2016	% Change
Private label contract manufacturing	$29,355	$23,864	23%	$51,577	$51,243	1%
Patent and trademark licensing	3,980	6,695	(41)%	9,832	13,383	(27)%
Total net sales	33,335	30,559	9%	61,409	64,626	(5)%
Cost of goods sold	26,713	24,064	11%	48,417	50,462	(4)%
Gross profit	6,622	6,495	(2)%	12,992	14,164	(8)%
Gross profit %	19.9%	21.3%		21.2%	21.9%

Selling, general and administrative expenses	4,341	3,382	28%	8,828	7,515	17%
% of net sales	13.0%	11.1%		14.4%	11.6%

Income from operations	2,281	3,113	(27)%	4,164	6,649	(37)
% of net sales	6.8%	10.2%		6.8%	10.3%

Total other income	202	387	(48)%	310	437	(29)%
Income before income taxes	2,483	3,500	(29)%	4,474	7,086	(37)%
% of net sales	7.4%	11.5%		7.3%	11.0%

Provision for income taxes	3,801	1,034	268%	4,358	2,130	105%
Net (loss) income	$(1,318)	$2,466	(153)%	$116	$4,956	(98)%
% of net sales	(4.0)%	8.1%		0.2%	7.7%

Private-label contract manufacturing net sales increased 23% during the three months ended December 31, 2017 and 1% during the six months ended December 31, 2017, when compared to the same periods in the prior year. These increases were due primarily to the sale of new products to existing customers and higher volumes of current products to existing customers partially offset by the timing and shipment of orders of current products to existing customers and discontinued customer relationships. Net sales to our largest customer represented a majority of the increase in our private label contract manufacturing sales during the three months ended December 31, 2017 and were primarily the result of increased orders of current products and orders of new products.

Net sales from our patent and trademark licensing segment decreased 41% during the three months ended December 31, 2017 and decreased 27% during the six months ended December 31, 2017, when compared to the same periods in the prior year. The decrease in beta-alanine raw material sales was primarily due to decreased shipments of beta alanine as a result of market and seasonal factors and lower average sales prices for the material.

The change in gross profit margin between the three and six month periods ended December 31, 2017 was as follows:

	Three Months	Six Months
	Ended	Ended

Contract manufacturing(1)	3.2%	0.8%
Patent and trademark licensing(2)	(4.6)	(1.6)
Total change in gross profit margin	(1.4%)	(0.8%)

[1]

[1]Private label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 3.2 percentage points during the three months ended December 31, 2017 and increased 0.8 percentage points during the six months ended December 31, 2017 when compared to the comparable prior year periods. These increases were primarily due to increased sales and favorable product sales mix.

[2]

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 4.6 percentage points during the three months ended December 31, 2017 and decreased 1.6 percentage points during the six months ended December 31, 2017 when compared to the comparable prior year periods. These decreases were primarily due to decreased raw material sales and decreased royalty income as a percentage of total consolidated net sales partially offset by favorable raw material costs.

Selling, general and administrative expenses increased $1.0 million, or 28%, during the three months ended December 31, 2017 and increased $1.3 million, or 17%, during the six months ended December 31, 2017, as compared to the comparable prior year periods.  These increases were primarily due to increased marketing, advertising and research and development costs supporting our CarnoSyn® and SR CarnoSyn® brands and increased compensation costs partially offset by lower litigation costs.

Other income, net decreased $0.2 million during the three months ended December 31, 2017 and decreased $0.1 million during the six months ended December 31, 2017, when compared to the comparable prior year periods.  These decreases were primarily due to foreign exchange fluctuations.

Our income tax expense increased $2.8 million, or 268%, during the three months ended December 31, 2017 and increased $2.2 million, or 105%, during the six months ended December 31, 2017, as compared to the comparable prior year periods.  The increases were primarily due to the discrete income tax expense amounts recorded as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporate tax rate to 21% and requires companies to pay a one-time deemed repatriation transition tax on earnings of U.S.-owned foreign subsidiaries that were previously tax deferred. At December 31, 2017, we have not completed our accounting for all of the tax effects of the Act; however, in certain cases, as described below and in accordance with SAB 118, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount as a discrete component of our provision for income taxes. The impact of the Act may differ from these estimates, possibly materially, during the one-year measurement period ending December 22, 2018 due to, among other things, further refinement of our calculations, changes in the interpretations and assumptions we made, guidance that may be issued and actions we may take as a result of the Act.

Included in our tax expense for the three and six months ended December 31, 2017 is $3.3 million of discrete tax items related to the Act. The discrete tax items include:

●

$1.8 million associated with a one-time transition tax that is calculated based on our total post-1986 earnings and profits (E&P) from our Swiss subsidiary NAIE. This accumulated E&P amount has historically been considered permanently reinvested thereby allowing us to defer recognizing any U.S. income taxes on the amount of such E&P.  However, under the Act we are required to pay this tax based on a deemed repatriation into the U.S. of such E&P. In accordance with the provisions of the Act, we will elect to pay this tax over an eight-year period.

●

As of December 31, 2017, we no longer consider undistributed foreign earnings from NAIE as indefinitely reinvested. As a result, we have recorded $775,000 in estimated foreign withholding taxes on the amounts deemed repatriated under the Act, which was also treated as a discrete expense during the period.

●

As of December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. For balances we expect to reverse during fiscal 2018 we used the blended U.S. statutory rate of 28.06% and for amounts expected to reverse in future periods we used the newly enacted 21% tax rate. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded from the remeasurement of our deferred tax balance was $664,000.

Our effective tax rate, excluding the impact of the above noted discrete items, for the three months ended December 31, 2017 was 21.9% as compared to an effective tax rate of 29.6% for the three months ended December 31, 2016. As a fiscal taxpayer, our U.S. federal statutory rate for the year ended June 30, 2018 is estimated to be 28.06% and is a blended rate of the historic 35% statutory rate and the newly enacted 21% rate. The year over year improvement in our second fiscal quarter effective tax rate is primarily due to the reduction of the U.S. federal tax rate used in our estimated tax calculation, which reduced to a blended rate of 28.06% as compared to 34.0% used in the same period in the prior year. In addition, as this rate reduction was applied on a year to date basis the second quarter of 2018 tax expense received a benefit from the application of the lower rate to the first quarter of fiscal 2018 pre-tax income, thus further reducing the effective tax rate for the quarter. Our effective tax rate, for the six months ended December 31, 2017 excluding the impact of the above noted discrete items, was 24.6% as compared to an effective tax rate of 30.1% for the six months ended December 31, 2017. The improvement in our year to date fiscal 2018 effective tax rate as compared to the same period in the prior year is primarily due to the reduction of the U.S. federal tax rate used in our estimated tax calculation, which reduced to a blended rate of 28.06% as compared to 34.0% used in effective tax rate calculation the same period in the prior year.

We expect our U.S. federal statutory rate to be 21% for fiscal years beginning after June 30, 2018, which should further reduce our effective tax rate on an annualized basis.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $4.7 million during the six months ended December 31, 2017 as compared to net cash provided by operating activities of $5.0 million during the comparable period in the prior fiscal year.

During the six months ended December 31, 2017, changes in accounts receivable used $4.5 million in cash compared to having provided $3.4 million of cash during the comparable six month period in the prior year. The decrease in cash provided by accounts receivable during the six month period ended December 31, 2017 primarily resulted from timing of sales and the related collections. Days sales outstanding was 32 days during the six months ended December 31, 2017 and 33 days during the six months ended December 31, 2016.

During the six months ended December 31, 2017, changes in inventory used $4.2 million in cash compared to having provided $3.7 million in the comparable prior year period. The increase in cash provided by inventory during the period ended December 31, 2017 was primarily related to inventory purchased to support increased sales to our largest private label contract manufacturing customer and timing of orders and shipments.  Changes in accounts payable and accrued liabilities provided $6.9 million in cash during the six months ended December 31, 2017 compared to having used $6.7 million during the six months ended December 31, 2016. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to inventory associated with increased sales associated with our largest customer and timing of inventory receipts and payments.

During the six months ended December 31, 2017, NAIE’s operations provided $2.1 million of our operating cash flow primarily due to the timing of inventory receipts, payments and sales.

Cash used in investing activities during the six months ended December 31, 2017 was $3.6 million compared to $3.3 million during the comparable six month period last year. The primary reason for the change is the conversion of $1.5 million of accounts receivable into a note receivable during the first quarter of fiscal 2018. This reduction was partially offset by lower capital equipment purchases of $2.1 million during the first half of fiscal 2018 as compared to $3.3 million during the same six month period of fiscal 2017. Capital expenditures for both years were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities.

Cash used in financing activities during the six months ended December 31, 2017 primarily related to treasury shares returned to NAI by employees whose restricted stock vested during the quarter. In return NAI paid each employee's required tax withholding.

We did not have any consolidated debt as of December 31, 2017 or June 30, 2017.

We have a Credit Agreement with Wells Fargo Bank, N.A.  The Credit Agreement provides us with a credit line of up to $10.0 million and matures on February 1, 2020. The line of credit may be used to finance working capital requirements. On September 29, 2017, we executed an amendment to the Credit Agreement, that now allows us to make loans or advances to third parties in amounts not exceeding $1.5 million. We executed this amendment in order to issue a note receivable of $1.5 million to a customer. There is no commitment fee under this agreement. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time; and (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating interest rate per annum would be equal to 1.25% above the daily one month LIBOR rate as in effect from time to time during the period loan amounts are outstanding. If a fixed interest rate is elected, the interest rate would equal a per annum rate of 1.25% above the LIBOR rate in effect on the first day of the term for which the fixed rate is elected. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences (calculated by comparing the fixed rate to the variable rate that would have been applied, had it been elected) for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo Bank, N.A. that is in effect until January 31, 2019, and a similar facility with Bank of America, N.A. that is in effect until August 15, 2019.

On December 31, 2017, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

As of December 31, 2017, we had $28.8 million in cash and cash equivalents and $10.0 million available under our credit facilities. We believe our available working capital, cash and cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future adverse effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses that are or could be material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the notes to our consolidated financial statements included under Item 1 of this Quarterly Report. Other than those pronouncements, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures that are prescribed under the Securities Exchange Act of 1934. These controls and procedures are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017 our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal controls over financial reporting during the quarterly period ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, product liability, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources by us. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters will result in a material adverse effect on our business, consolidated financial condition, or results of operations. However, a settlement payment or unfavorable outcome could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes we do not expect.

As of February 13, 2018, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding, nor was any of our property the subject of a material pending legal proceeding. We are currently involved in several legal matters in the ordinary course of our business, each of which is related to enforcing our intellectual property rights. Some of these matters are summarized below.

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

On September 18, 2015, NAI filed a complaint against Creative Compounds, LLC, alleging various claims including (1) violation of Section 43 of the Lanham Act, (2) violation of California's Unfair Competition Law, (3) violation of California's False Advertising Law, (4) Trade Libel and Business Disparagement and (5) Intentional Interference with Prospective Economic Advantage. Subsequently, NAI and defendant resolved their disputes and entered into settlement and the case was dismissed.

On August 24, 2016, NAI filed a separate complaint against Creative Compounds, LLC, alleging infringement of U.S. patent 7,825,084. On October 5, 2016, Creative filed its answer and counterclaims. On January 19, 2017, NAI filed a Motion to Amend the Complaint, to add allegations of infringement of U.S. patents 5,965,596, 7,504,376, 8,993,610 and 8,470,865, and adding the following additional parties: Core Supplement Technology, Inc., Honey Badger LLC, and Myopharma, Inc. The Court granted NAI's motion. On May 2, 2017, the Court issued a revised scheduling order and set a trial date for July 31, 2018. On July 19, 2017, Creative filed a motion for judgment on the pleadings to dismiss the patent infringement claims with prejudice, On September 5, 2017, the Court granted Creative's motion, which was a non-final decision and subject to later appeal to the U.S. Court of Appeals for the Federal Circuit. NAI has stated it will appeal the District Court rulings. The remaining non-patent claims pending against other defendants were not affected. On October 16, 2017, defendant Core Supplement Technology, Inc., filed a Notification of Bankruptcy with the Court. On October 17, 2017, NAI and defendant Honey Badger LLC filed a voluntary stipulation of dismissal, which the Court granted on October 20, 2017. On October 31, 2017, NAI and defendant Myopharma, Inc. filed a voluntary stipulation of dismissal, which the Court granted on November 6, 2017.  On November 9, 2017, NAI and Creative Compounds filed a joint motion to dismiss, which the Court granted on November 20, 2017. On November 21, 2017, NAI and Core Supplement Technology, Inc. filed a joint motion to dismiss, which the Court granted on November 27, 2017.  On December 8, 2017, NAI filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit regarding the patents asserted against the defendants.  NAI's deadline to submit its opening brief to the Federal Circuit is currently April 13, 2018.   No hearing date has been set.

On July 6, 2016, NAI filed a complaint against Allmax Nutrition, Inc. in U.S. District Court for the Southern District of California, alleging (1) infringement of U.S. patents 5,965,596, 6,172,098, 7,825,084 and RE 45,947, (2) violation of Section 32 of the Lanham Act, and (3) copyright infringement. On October 19, 2016, NAI filed an amended complaint adding HBS International Corp., Allmax's exclusive distributor, as a co-defendant and to add a civil conspiracy claim.  On May 2, 2017, the Court issued a scheduling order setting a trial date for July 31, 2018. On April 25, 2017, defendants filed a motion for judgment on the pleadings and a motion to dismiss as to NAI's trademark and patent infringement and civil conspiracy claims. On June 26, 2017, the Court granted Defendants’ motions, dismissing NAI's patent infringement claim with prejudice and dismissing the trademark and civil conspiracy claims without prejudice. NAI filed a Second Amended Complaint on July 10, 2017. On August 29, 2017, the Court denied NAI's motion to partially reconsider the dismissal of the patent infringement claim, which is a non-final decision and subject to later appeal to the U.S. Court of Appeals for the Federal Circuit. NAI has stated it will appeal the District Court rulings. On August 30, 2017, the Court denied Defendants' motion to dismiss NAI's trademark and conspiracy claims. On September 29, 2017, both defendants filed their amended answers. Defendant HBS International Corp. also asserted a counterclaim for tortious interference with contract. NAI filed its response to the asserted counterclaim on November 10, 2017. The parties subsequently engaged in settlement discussions.  On December 22, 2017, NAI and defendants filed a joint stipulation of dismissal of the remaining claims, which the Court granted on January 2, 2018.

On September 16, 2016, NAI filed a complaint against Hi-Tech Pharmaceuticals, Inc. d/b/a ALR Industries, APS Nutrition, Innovative Laboratories, Formutech Nutrition, LG Sciences and Sports 1 in U.S. District Court for the Southern District of California, alleging (1) infringement of U.S. patents 5,965,596, 7,825,084, 8,993,610 and RE 45,947, (2) violation of Section 32 of the Lanham Act and (3) breach of contract. On May 2, 2017, the Court issued a scheduling order setting a trial date for July 31, 2018. On July 10, 2017, Defendants filed a motion for judgment on the pleadings to dismiss the patent infringement claims with prejudice. On September 5, 2017, the Court granted Defendants' motion, which is a non-final decision and subject to later appeal to the U.S. Court of Appeals for the Federal Circuit. NAI has stated it will appeal the District Court rulings. The remaining non-patent claims pending against the Defendants were not affected. On September 28, 2017, in a separate matter not involving NAI, the United States of America filed a First Superseding Criminal Indictment against defendants Hi-Tech Pharmaceuticals, Inc and its Chief Executive Officer, Jared Wheat. United States v. Hi-Tech Pharmaceuticals, et al., No.1:17-CR-0229 (N.D. Ga. 2017). On or about October 4, 2017, items in the possession of Hi-Tech were seized pursuant to a search warrant, including the documentation relevant to this case. In light of this development, the parties moved the Court on November 3, 2017, seeking an order staying all proceedings in the pending action until disposition of United States v. Hi-Tech Pharmaceuticals, et al., 1:17-CR-00229 (N.D. Ga 2017), or at a minimum, until the documents relevant to this case can be retrieved by the defendants. The Court granted the parties' motion to stay on November 9, 2017.  The case remains stayed as of this date.

Although we believe our claims in the above litigation matters are valid, there is no assurance we will prevail in these litigation matters or in proceedings we may initiate or that our litigation expenses will not be greater than anticipated.

ITEM 1A. RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2017 Annual Report, as well as the other information in our 2017 Annual Report, this Quarterly Report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be materially adversely affected. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the quarter ended December 31, 2017, we did not sell any unregistered equity securities and we did not repurchase any shares of our common stock under our stock repurchase plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibit index shows those exhibits filed with this Quarterly Report and those incorporated by reference:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this Quarterly Report to be signed on its behalf by the undersigned, duly authorized officers.

Date: February 13, 2018

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)