Form 10-Q
period 2018-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2018-05-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

[_] Yes   [X] No

As of May 14, 2018, 7,558,409 shares of NAI's common stock were outstanding, net of 1,098,268 treasury shares.

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

•	future levels of our revenue concentration risk;
•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations
•	sources and availability of raw materials, including the potential limited number of suppliers of beta-alanine and certain other raw materials;
•	inventory levels, including the adequacy of raw material and other inventory levels to meet future customer demand and the adequacy and intended use of our facilities;
•	manufacturing and distribution channels, product returns, and potential product recalls;
•	current or future customer orders;
•	the impact on our business and results of operations from variations in quarterly net sales from seasonal and other factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMP);
•	our ability to successfully expand our operations, including outside the United States (U.S.);
•	the adequacy of our reserves and allowances;
•	current and future economic and political conditions;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from operations to fund our current working capital needs and capital expenditures through the next 12 months;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this Quarterly Report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2018	June 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,618	$27,843
Accounts receivable - less allowance for doubtful accounts of $43 at March 31, 2018 and $18 at June 30, 2017	11,325	8,410
Notes receivable	1,556	—
Inventories, net	23,785	13,729
Income tax receivable	—	261
Prepaids and other current assets	1,789	1,456
Total current assets	66,073	51,699
Property and equipment, net	18,832	18,136
Deferred income taxes	2,443	2,002
Other noncurrent assets, net	749	774
Total assets	$88,097	$72,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,799	$5,116
Accrued liabilities	2,323	1,931
Accrued compensation and employee benefits	1,017	1,594
Forward contract	2,631	422
Income taxes payable	1,041	1,207
Total current liabilities	20,811	10,270
Long-term pension liability	460	557
Deferred rent	558	537
Forward contract, noncurrent	480	99
Income taxes payable, noncurrent	2,950	—
Total liabilities	25,259	11,463

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 7,568,817 at March 31, 2018 and 6,937,018 at June 30, 2017	85	79
Additional paid-in capital	23,832	22,260
Retained earnings	47,955	45,788
Treasury stock, at cost, 1,087,860 shares at March 31, 2018 and 1,044,659 June 30, 2017	(6,579)	(6,074)
Accumulated other comprehensive loss	(2,455)	(905)
Total stockholders’ equity	62,838	61,148
Total liabilities and stockholders’ equity	$88,097	$72,611

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Income And Comprehensive Income

 (In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales	$31,815	$25,135	$93,224	$89,761
Cost of goods sold	25,105	20,017	73,522	70,479
Gross profit	6,710	5,118	19,702	19,282
Selling, general and administrative	4,187	4,125	13,015	11,640

Income from operations	2,523	993	6,687	7,642

Other income (expense):
Interest income	269	109	823	358
Interest expense	(6)	(1)	(6)	(1)
Foreign exchange (loss) gain	(182)	(45)	(413)	158
Other, net	(5)	(6)	(18)	(21)
Total other income	76	57	386	494
Income before income taxes	2,599	1,050	7,073	8,136
Provision for income taxes	548	305	4,906	2,435
Net income	$2,051	$745	$2,167	$5,701

Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(219)	(451)	(1,550)	401

Comprehensive income	$1,832	$294	$617	$6,102

Net income per common share:
Basic	$0.31	$0.11	$0.33	$0.87
Diluted	$0.30	$0.11	$0.32	$0.86

Weighted average common shares outstanding
Basic	6,639,098	6,581,632	6,620,324	6,569,165
Diluted	6,909,475	6,613,955	6,860,870	6,648,091

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements Of Cash Flows

 (In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2018	2017

Cash flows from operating activities
Net income	$2,167	$5,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,222	1,711
Deferred income taxes	306	—
Non-cash sales discount	653	—
Non-cash compensation	925	729
Pension expense, net of contributions	(97)	149
Gain on disposal of assets	(9)	(23)
Changes in operating assets and liabilities:
Accounts receivable and notes receivable, net	(2,971)	5,298
Inventories, net	(10,056)	4,802
Prepaids and other assets	(308)	450
Accounts payable and accrued liabilities	8,674	(8,579)
Accrued compensation and employee benefits	(577)	(1,813)
Forward contracts	715	(268)
Income taxes	3,045	(291)
Net cash provided by operating activities	4,689	7,866

Cash flows from investing activities
Purchases of property and equipment	(2,937)	(4,332)
Proceeds from sale of property and equipment	28	24
Issuance of notes receivable	(1,500)	—
Net cash used in investing activities	(4,409)	(4,308)

Cash flows from financing activities
Repurchase of common stock	(505)	(712)
Net cash used in financing activities	(505)	(712)

Net (decrease) increase in cash and cash equivalents	(225)	2,846
Cash and cash equivalents at beginning of period	27,843	19,747
Cash and cash equivalents at end of period	$27,618	$22,593

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$6	$—
Taxes	$1,578	$2,761
Disclosure of non-cash activities:
Change in unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	$(1,550)	$401

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends existing standards for leases to increase transparency and comparability among organizations by requiring recognition of lease assets and liabilities on the balance sheet and requiring disclosure of key information about such arrangements. ASU 2016-02 will be effective for us beginning in our first quarter of fiscal 2020. Early adoption is permitted. We continue to evaluate the impact of adopting the new standard on our consolidated financial statements and the timing and presentation of our adoption.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606)(ASU 2016-10), which amends and adds clarity to certain aspects of the guidance set forth in the upcoming revenue standard (ASU 2014-09) related to identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (ASU 2016-11), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2016 the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (ASU 2016-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09. ASU 2014-09 defines a five step process to achieve this core principle (that we should recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services provided) and, in doing so, possibly requiring more judgment and estimates may be required within the revenue recognition process than are required under present U.S. GAAP. These judgments and estimates may include identifying each performance obligation in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2016-12 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant additional judgments and changes in existing judgments.  All of these new standards will be effective for us concurrently with ASU 2014-09, beginning in our first quarter of fiscal 2019. Currently, we do not expect our annual revenue to be materially different under Topic 606. The most significant change will be to our quarterly and annual financial statement disclosures.  We continue to evaluate the impact of adopting the new standard.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 is intended to improve and simplify accounting rules around hedge accounting and improve the disclosures of hedging arrangements. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements. ASU 2017-12 will be effective for us beginning in our first quarter of fiscal 2020.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, our estimated income tax is considered provisional and is expected to be finalized by the end of our fiscal year.

Net Income per Common Share

We compute net income per common share using the weighted average number of common shares outstanding during the period, and diluted net income per common share by taking into consideration the additional dilutive effect of all dilutive securities. The dilutive impact of stock options account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Numerator
Net income	$2,051	$745	$2,167	$5,701

Denominator
Basic weighted average common shares outstanding	6,639	6,582	6,620	6,569
Dilutive effect of stock options and restricted stock	270	32	241	79
Diluted weighted average common shares outstanding	6,909	6,614	6,861	6,648

Basic net income per common share	$0.31	$0.11	$0.33	$0.87

Diluted net income per common share	$0.30	$0.11	$0.32	$0.86

We excluded shares related to restricted stock totaling 175,000 for the three and nine months ended March 31, 2018 as their impact would have been anti-dilutive. No shares related to stock options or restricted stock were excluded for the three and nine months ended March 31, 2017.

Revenue Recognition

To recognize revenue, four basic criteria must be met: 1) there is evidence that an arrangement with a buyer exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (b) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (c) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product in its present location; (d) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (e) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (f) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all of the foregoing criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon completion of delivery is deferred until the shipment has been delivered.

We record reductions to gross revenue for estimated returns of private-label contract manufacturing products and beta-alanine raw material sales. The estimated returns are based on the trailing nine months of private-label contract manufacturing gross sales and our historical experience for both private-label contract manufacturing and beta-alanine raw material sales returns. However, the estimate for product returns does not reflect the impact of a potential large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.

On August 7, 2017, we entered into three agreements (“Agreements”), with The Juice Plus+ Company LLC (“Juice Plus+”). The Agreements are an Exclusive Manufacturing Agreement, a Restricted Stock Award Agreement, and an Irrevocable Proxy. Pursuant to the Exclusive Manufacturing Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. Pursuant to the Restricted Stock Award Agreement, NAI has granted 500,000 shares of NAI common stock to Juice Plus+, (the “Shares”), and Juice Plus+ has agreed the Shares are subject to certain restrictions and risk of forfeiture. Pursuant to the Irrevocable Proxy, Juice Plus+ has also granted to the NAI Board of Directors the right to vote the Shares that remain subject to the risk of forfeiture. Each Agreement is for a term of 5 years, and each may be terminated by either party only upon the occurrence of specified events. The expense associated with the shares granted to Juice Plus+ is recorded as a reduction to revenue. We recorded $245,000 of expense as an offset to net sales during the three months ended March 31, 2018 and $653,000 during the nine months ended March 31, 2018.

We currently own certain U.S. patents and patent applications, and corresponding foreign patents and patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine which we market and sell under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $6.2 million during the three months ended March 31, 2018 and $16.0 million during the nine months ended March 31, 2018. We recorded $6.6 million during the three months ended March 31, 2017 and $20.0 million during the nine months ended March 31, 2017.  These royalty income and raw material sale amounts resulted in royalty expense from payments made to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $215,000 during the three months ended March 31, 2018 and $659,000 during the nine months ended March 31, 2018. We recognized $233,000 of royalty expense during the three months ended March 31, 2017 and $799,000 during the nine months ended March 31, 2017.

Notes Receivable

On September 30, 2017, we accepted a 12-month note from Kaged Muscle, LLC (“Kaged Muscle”), one of our contract manufacturing customers, in exchange for $1.5 million of trade receivables due to us from Kaged Muscle. Kaged Muscle is one of our fastest growing sports nutrition customers and we executed this note receivable conversion to assist them with their near term financing needs. The note carries an interest rate of fifteen percent (15%) per annum and is an interest only note secured by the assets of Kaged Muscle and a personal guarantee by the co-founder and President of Kaged Muscle. Interest is due quarterly and the note can be paid down at any time without penalty.  We recognized $56,000 in interest income during the three months ended March 31, 2018 and $114,000 during the nine months ended March 31, 2018 associated with this note from Kaged Muscle.

Stock-Based Compensation

We have an omnibus incentive plan that was approved by our Board of Directors effective as of October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants.

We estimate the fair value of stock option awards at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully and freely transferable. Option valuation models require the input of highly subjective assumptions. Black-Scholes uses assumptions related to volatility, the risk-free interest rate, the dividend yield (which we assume to be zero, as to date we have not paid any cash dividends) and employee exercise behavior. Expected volatilities used in the model are based on the historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect on the date of grant. The expected life of stock option grants is derived from historical experience. The fair value of restricted stock shares granted is based on the market price of our common stock on the date of grant. We amortize the estimated fair value of our stock awards to expense over the related vesting periods.

We did not grant any options during the three month or nine month periods ended March 31, 2018 or 2017. All remaining outstanding stock options are fully vested. No options were exercised during the three month or nine month periods ended March 31, 2018 or 2017. There were no forfeitures during the three months ended March 31, 2018. During the nine months ended March 31, 2018, 5,000 options were forfeited. There were no forfeitures during the three month or nine month periods ended March 31, 2017.

During the three and nine months ended March 31, 2018, we granted 175,000 shares of restricted stock to the members of our Board of Directors and certain key members of our management team. During the three months ended March 31, 2017, we granted 140,000 shares of restricted stock to the members of our Board of Directors and certain key members of our management team. During the nine months ended March 31, 2017, we granted 150,000 shares of restricted stock to the members of our Board of Directors and certain key members of our management team. Our net income included stock based compensation expense of approximately $322,000 for the three months ended March 31, 2018, and $925,000 for the nine months ended March 31, 2018. Our net income included stock based compensation expense of approximately $223,000 for the three months ended March 31, 2017, and $729,000 for the nine months ended March 31, 2017.

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

As of March 31, 2018, and June 30, 2017, we did not have any financial assets or liabilities classified as Level 1 except for cash and cash equivalents, and assets related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of March 31, 2018 was a net liability of $3.1 million. The fair value of our forward exchange contracts as of June 30, 2017 was a net liability of $521,000. As of March 31, 2018 and June 30, 2017 we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2017 or the nine months ended March 31, 2018.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our three largest customers, whose receivable balances collectively represented 65.4% of gross accounts receivable at March 31, 2018 and 65.6% at June 30, 2017. Additionally, amounts due related to our beta-alanine raw material sales were 26.1% of gross accounts receivable at March 31, 2018, and 21.3% of gross accounts receivable at June 30, 2017. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Raw materials	$14,774	$9,469
Work in progress	4,148	1,312
Finished goods	5,119	3,562
Reserves	(256)	(614)
Inventories, net	$23,785	$13,729

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			March 31, 2018	June 30, 2017

Land	N/A			$1,200	$1,200
Building and building improvements	7	–	39	3,723	3,706
Machinery and equipment	3	–	12	25,638	24,194
Office equipment and furniture	3	–	5	4,398	3,954
Vehicles	3			209	209
Leasehold improvements	1	–	15	17,574	17,038
Total property and equipment				52,742	50,301
Less: accumulated depreciation and amortization				(33,910)	(32,165)
Property and equipment, net				$18,832	$18,136

D. Other Comprehensive (Loss) Income

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three and nine months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2018			March 31, 2018
		Unrealized			Unrealized
	Defined	Gains		Defined	Gains
	Benefit	(Losses) on		Benefit	(Losses) on
	Pension	Cash Flow		Pension	Cash Flow
	Plan	Hedges	Total	Plan	Hedges	Total
Beginning Balance	$(491)	$(1,745)	$(2,236)	$(491)	$(414)	$(905)
OCI/OCL before reclassifications	-	(987)	(987)	-	(3,430)	(3,430)
Amounts reclassified from OCI	-	768	768	-	1,133	1,133
Tax effect of OCI activity	-	-	-	-	747	747
Net current period OCI/OCL	-	(219)	(219)	-	(1,550)	(1,550)
Ending Balance	$(491)	$(1,964)	$(2,455)	$(491)	$(1,964)	$(2,455)

	Three Months Ended			Nine Months Ended
	March 31, 2017			March 31, 2017
		Unrealized			Unrealized
	Defined	Gains		Defined	Gains
	Benefit	(Losses) on		Benefit	(Losses) on
	Pension	Cash Flow		Pension	Cash Flow
	Plan	Hedges	Total	Plan	Hedges	Total
Beginning Balance	$(775)	$947	$172	$(775)	$95	$(680)
OCI/OCL before reclassifications	-	(322)	(322)	-	1,512	1,512
Amounts reclassified from OCI	-	(383)	(383)	-	(884)	(884)
Tax effect of OCI activity	-	254	254	-	(227)	(227)
Net current period OCI/OCL	-	(451)	(451)	-	401	401
Ending Balance	$(775)	$496	$(279)	$(775)	$496	$(279)

E. Debt

On March 20, 2018, we executed an amendment to our credit facility with Wells Fargo Bank, N.A. to extend the maturity date for our working line of credit from February 1, 2020 to February 1, 2021. In addition, the amendment removed any restrictions included in the credit facility on our ability to repurchase our stock. The Credit Agreement provides us with a credit line of up to $10.0 million. The line of credit may be used to finance working capital requirements. There is no commitment fee under this agreement. There are no amounts currently drawn under the line of credit.

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

On March 31, 2018, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

We also have a foreign exchange facility with Wells Fargo Bank, N.A. in effect until January 31, 2019, and with Bank of America, N.A. in effect until August 15, 2019.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the nine months ended March 31, 2018. As of March 31, 2018, we had $10.0 million available under our credit facilities.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Customer 1	$17,229	$11,046	$49,521	$43,198
Customer 2	3,668	(a)	10,908	(a)
	$20,897	$11,046	$60,429	$43,198

(a)	Sales were less than 10% of the respective period’s total revenues.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Supplier 1	$2,076	1,317	$5,068	(a)
Supplier 2	(a)	1,683	(a)	(a)
Supplier 3	(a)	1,646	(a)	(a)
	$2,076	$4,646	$5,068	—

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

G. Segment Information

Our business consists of two segments for financial reporting purposes, identified as (i) private label contract manufacturing, which primarily relates to the provision of private label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products; and (ii) patent and trademark licensing, which primarily includes direct raw material sales and related royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn® and SR CarnoSyn® trade names.

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate level expense allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses, which are not allocated to any segment, include, but are not limited to: human resources, corporate legal, finance, information technology, and other corporate level related expenses. The accounting policies of our segments are the same as those described in Note A above and in the consolidated financial statements included in our 2017 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net Sales
Private label contract manufacturing	$25,648	$18,544	$77,225	$69,787
Patent and trademark licensing	6,167	6,591	15,999	19,974
Total Net Sales	$31,815	$25,135	$93,224	$89,761

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Income from Operations
Private label contract manufacturing	$2,229	$749	$7,870	$6,182
Patent and trademark licensing	2,023	1,786	3,715	6,026
Income from operations of reportable segments	4,252	2,353	11,585	12,208
Corporate expenses not allocated to segments	(1,729)	(1,542)	(4,898)	(4,566)
Total Income from Operations	$2,523	$993	$6,687	$7,642

Total Assets	March 31, 2018	June 30, 2017
Private label contract manufacturing	$73,959	$60,489
Patent and Trademark Licensing	14,138	12,122
Total	$88,097	$72,611

Our private label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia and Asia, as well as Canada, Mexico and South Africa. Our primary market outside the U.S. is Europe. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

United States	$17,235	$14,605	$48,855	$43,484
Markets outside of the United States	14,580	10,530	44,369	46,277
Total	$31,815	$25,135	$93,224	$89,761

Products manufactured by NAIE accounted for 89% of net sales in markets outside the U.S. for the three months ended March 31, 2018, and 82% for the nine months ended March 31, 2018. Products manufactured by NAIE accounted for 62% of net sales in markets outside the U.S. for the three months ended March 31, 2017, and 55% for the nine months ended March 31, 2017. No products manufactured by NAIE were sold in the U.S. during the three month or nine month periods ended March 31, 2018 and 2017.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Nine Months Ended
	March 31, 2018	June 30, 2017	March 31, 2018	June 30, 2017	March 31, 2018	March 31, 2017
United States	$10,650	$10,753	$53,982	$47,777	$966	$2,090
Europe	8,182	7,383	34,115	24,834	1,971	2,242
	$18,832	$18,136	$88,097	$72,611	$2,937	$4,332

H. Income Taxes

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporate tax rate to 21% and requires companies to pay a one-time deemed repatriation transition tax on earnings of U.S.-owned foreign subsidiaries that were previously tax deferred. At March 31, 2018, we had not completed our accounting for the tax effects of the Act; however, in certain cases, as described below and in accordance with SAB 118, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we were not able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes. For the items for which we did determine a reasonable estimate, we recognized a provisional amount as a discrete component of our provision for income taxes. The impact of the Tax Legislation may differ from these estimates, possibly materially, during the one-year measurement period ending December 22, 2018 due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we made, guidance that may be issued and actions we may take as a result of the Act.

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

The effective tax rate for the three months ended March 31, 2018 was 21.1% and the effective tax rate for the nine months ended March 31, 2018 was 69.4%. In comparison, the effective tax rate for the three months ended March 31, 2017 was 29.0 % and the effective tax rate for the nine months ended March 31, 2017 was 29.9%. The effective tax rate for the three months ended March 31 2018 differs from the estimated U.S. federal statutory rate of 28.06% primarily due to the favorable impact of foreign earnings taxed at less than the U.S. statutory rate. The effective tax rate for the nine months ended March 31, 2018 differ from the estimated U.S. federal statutory rate of 28.06% primarily due to the impact of the Act’s required one-time transition tax and the reevaluation of our deferred taxes, offset by the favorable impact of foreign earnings taxed at less than the U.S. statutory rate. As a fiscal taxpayer, our U.S. federal statutory rate for the year ending June 30, 2018 is estimated to be 28.06% and is a blended rate of the historic 35% statutory rate and the newly enacted 21% rate. We expect our U.S. federal statutory rate to be 21% for fiscal years beginning after June 30, 2018.

As part of the Act, we are required to recognize a one-time deemed repatriation transition tax based on our total post-1986 earnings and profits (E&P) from our Swiss subsidiary, NAIE. This accumulated E&P amount has historically been considered permanently reinvested thereby allowing us to defer recognizing any U.S. income tax on the amount. As a result of the Act we recorded a provisional amount for our one-time transition tax liability resulting in an increase in income tax expense during the nine months ended March 31, 2018 of $1.8 million, which was treated as a discrete expense. In accordance with the provisions of the Act, we will elect to pay this tax over an eight-year period. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation at the conclusion of fiscal 2018. As of March 31, 2018, we no longer consider undistributed foreign earnings from NAIE as indefinitely reinvested. As a result, we have recorded $775,000 in estimated foreign withholding taxes on the amounts deemed repatriated under the Act, which was also treated as a discrete expense during the period.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates for each of the jurisdictions in which we operate, and the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the tax rates expected to apply in the future. For deferred tax asset and liability balances we expect to reverse during fiscal 2018 we used the blended U.S. statutory rate of 28.06% and for amounts expected to reverse in future periods we used the newly enacted 21% tax rate. However, we are still analyzing certain aspects of the Act and refining our calculations accordingly. This analysis and refinement could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount we recorded from remeasuring our deferred tax balance was $664,000 and was treated as a discrete expense for the nine months ended March 31, 2018.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three and nine months ended March 31, 2018, there was no change to our valuation allowance.

We are subject to taxation in the U.S., Switzerland and various U.S. state jurisdictions. Our tax returns for the fiscal years ended June 30, 2015 and forward are subject to examination by U.S. tax authorities and for fiscal years ended June 30, 2007 and forward are subject to examination by state tax authorities. Our tax filings for the fiscal year ended June 30, 2015 and forward are subject to examination by Swiss tax authorities.

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves. There were no adjustments to these reserves in the three and nine months ended March 31, 2018.

I. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. On February 6, 2015, the Board of Directors authorized a $1.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3.0 million. On May 11, 2015, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $5.0 million. On March 28, 2017, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $7.0 million. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions. Purchase of the shares of our common stock may be in open market or privately negotiated transactions.

During the three and nine months ended March 31, 2018, we did not repurchase any shares under this repurchase plan. During the nine months ended March 31, 2017, we repurchased 39,547 shares under this plan at a weighted average cost of $8.74 per share and a total cost of $345,000 including commissions and fees.

During the three months ended March 31, 2018, we acquired 35,203 shares in connection with restricted stock shares that vested during that period at a weighted average cost of $11.90 per share and a total cost of $419,000. During the nine months ended March 31, 2018, we acquired 43,201 shares in connection with restricted stock shares that vested during that period at a weighted average cost of $11.69 per share and a total cost of $505,000. During the three months ended March 31, 2017, we acquired 32,325 shares from employees in connection with restricted stock shares that vested during the period at a weighted average cost of $8.75 per share and a total cost of $283,000. During the nine months ended March 31, 2017, we acquired 38,729 shares from employees in connection with restricted stock shares that vested during the period at a weighted average cost of $9.47 per share and a total cost of $367,000.

These shares were returned to NAI by the related employees and in return NAI paid each employee’s required tax withholding required as a result of the income recognized upon vesting of the restricted shares. The valuation of the shares acquired and thereby the number of shares returned to NAI was calculated based on the closing share price on the date the restricted shares vested.

J. Derivatives and Hedging

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to forecasted product sales and other transactions of NAIE, our foreign subsidiary denominated in foreign currencies. As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we sometimes use foreign exchange contracts in the form of forward contracts. To the extent we enter into such contracts, there can be no guarantee any such contracts will be effective hedges against our foreign currency exchange risk.

As of March 31, 2018, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2019. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in other comprehensive income (loss) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense or income. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. We did not have any losses or gains related to the ineffective portion of our hedging instruments during the three and nine months ended March 31, 2018. During the three months ended March 31, 2017, we recorded a $97,000 gain related to the ineffective portion of our hedging instruments to other income. During the nine months ended March 31, 2017, we recorded a $189,000 gain related to the ineffective portion of our hedging instruments to other income. None of our foreign currency forward contracts were terminated as a result of ineffective hedging or as a result of forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of our hedge effectiveness testing on a quarterly basis.

As of March 31, 2018, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $47.1 million (EUR 40.0 million). As of March 31, 2018, a net loss of approximately $2.9 million related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $2.4 million will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of March 31, 2018, the fair value of our cash flow hedges was a liability of $3.1 million, of which $2.6 million was classified as a current liability, and $480,000 was classified in other noncurrent liabilities in our Consolidated Balance Sheets. During the three months ended March 31, 2018, we recognized $1.2 million of net losses in OCI and reclassified $974,000 of losses from OCI to revenue. During the nine months ended March 31, 2018, we recognized $4.1 million of net losses in OCI and reclassified $1.8 million of losses from OCI to revenue. As of June 30, 2017, $422,000 of the fair value of our cash flow hedges was classified in accrued liabilities, and $99,000 was classified other noncurrent liabilities in our Consolidated Balance Sheets. During the three months ended March 31, 2017, we recognized $322,000 of losses in OCI and reclassified $278,000 of gains from OCI to revenue. During the nine months ended March 31, 2017, we recognized $1.5 million of net gains in OCI and reclassified $549,000 of gains from OCI to revenue.

K. Contingencies

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to product liability, employment, intellectual property, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters, and if and when they arise, will result in a material adverse effect on our business, consolidated financial condition, or results of operations. However, a settlement payment or unfavorable outcome could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes we currently do not expect.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2018. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Quarterly Report, as well as the risk factors and other information included in our 2017 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the first nine months of fiscal 2018, our net sales were 4% higher than in the first nine months of fiscal 2017.  Private label contract manufacturing sales increased 11% due primarily to the sale of new products to existing customers and higher volumes of current products to existing customers located primarily in Asian and European markets, which increases were partially offset by discontinued customer relationships. During our third quarter of fiscal 2018, our contract manufacturing sales increased 38% as compared to the comparable prior year period due primarily to sales to Asian and European markets returning to historical levels and an increase in sales to our largest customer including shipment of new products under our previously announced expanded relationship. Revenue concentration risk for our largest private label contract manufacturing customer as a percentage of our total net sales increased to 53% for the nine months ended March 31, 2018 compared to 48% in the first nine months of fiscal 2017.  We expect our annualized fiscal 2018 revenue concentration for this customer to be higher than fiscal 2017.

During the first nine months of fiscal 2018, CarnoSyn® beta-alanine revenue decreased 20% to $16.0 million as compared to $20.0 million for the first nine months of fiscal 2017. The decrease in beta-alanine revenue was primarily due to decreased material shipments as a result of market and seasonal factors and lower average material sales prices. During the quarter ended December 31, 2017, the sports nutrition retail market conditions declined most notably in the standard “brick and mortar” sales channels as products transitioned to higher levels of internet based sales. This transition resulted in excess inventory in certain channels and delayed the re-order rates for many of our customer brands. Additionally, while we still have active patents covering instant release CarnoSyn® beta-alanine, we experienced increased competition from companies selling generic beta-alanine during the second quarter of fiscal 2018 resulting in certain customers discontinuing the use of our CarnoSyn® beta-alanine. To offset this decline and in addition to legal actions we have prosecuted and others we may institute, we have increased our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® beta-alanine. During the third quarter of fiscal 2018, our re-order rates improved and reached historical levels suggesting both improved sports nutrition retail market conditions and the positive impact of our marketing activities. Additionally, our SR CarnoSyn® raw material sales continued to rise as more brands adopted product offerings of this sustained release delivery system. There can be no assurance our sales and marketing efforts or the recent apparent improvement in retail market conditions will reverse or decelerate potential future declines of our CarnoSyn® beta-alanine sales.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $2.4 million during the first nine months of fiscal 2018 and $3.0 million during the comparable period in fiscal 2017.   We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of our 2017 Annual Report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® tradename, maintenance of our patent rights, the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, the ability to further commercialize our existing patents, and the continued compliance by third parties with our license agreements and patent and trademark rights.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies we believe are important to the complete and accurate portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions we believe are reasonable under the circumstances. Actual results could differ from these estimates where actual circumstances differ from our assumptions or if these conditions are not satisfied. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions used in, or satisfaction (or failure) of conditions used in such estimates and assumptions.

Our critical accounting policies are discussed under Item 7 of our 2017 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report. There have been no significant changes to these policies or pronouncements during the nine months ended March 31, 2018.

Results of Operations

The results of our operations for the three and nine months ended March 31 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2018	2017	% Change	2018	2017	% Change
Private label contract manufacturing	$25,648	$18,544	38%	$77,225	$69,787	11%
Patent and trademark licensing	6,167	6,591	(6)%	15,999	19,974	(20)%
Total net sales	31,815	25,135	27%	93,224	89,761	4%
Cost of goods sold	25,105	20,017	25%	73,522	70,479	4%
Gross profit	6,710	5,118	31%	19,702	19,282	2%
Gross profit %	21.1%	20.4%		21.1%	21.5%

Selling, general and administrative expenses	4,187	4,125	1%	13,015	11,640	12%
% of net sales	13.2%	16.4%		14.0%	13.0%

Income from operations	2,523	993	154%	6,687	7,642	(12)%
% of net sales	7.9%	4.0%		7.2%	8.5%

Total other income	76	57	33%	386	494	(22)%
Income before income taxes	2,599	1,050	148%	7,073	8,136	(13)%
% of net sales	8.2%	4.2%		7.6%	9.1%

Provision for income taxes	548	305	80%	4,906	2,435	101%
Net income	$2,051	$745	175%	$2,167	$5,701	(62)%
% of net sales	6.4%	3.0%		2.3%	6.4%

Private-label contract manufacturing net sales increased 38% during the three months ended March 31, 2018 and 11% during the nine months ended March 31, 2018, when compared to the same periods in the prior year. These increases were due primarily to the sale of new products to existing customers, including shipment of new products to our largest customer under our previously announced expanded relationship, and higher volumes of current products to existing customers primarily in Asian and European markets, which increases were partially offset by discontinued customer relationships.

Net sales from our patent and trademark licensing segment decreased 6% during the three months ended March 31, 2018 and decreased 20% during the nine months ended March 31, 2018, when compared to the same periods in the prior year. The decrease in beta-alanine raw material sales was primarily due to decreased shipments of beta-alanine as a result of market and seasonal factors and lower average sales prices for the material.

The change in gross profit margin between the three and nine month periods ended March 31, 2018 was as follows:

	Three Months	Nine months
	Ended	Ended

Contract manufacturing(1)	3.3%	1.4%
Patent and trademark licensing(2)	(2.6)	(1.8)
Total change in gross profit margin	0.7%	(0.4)%

1	Private label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 3.3 percentage points during the three months ended March 31, 2018 and increased 1.4 percentage points during the nine months ended March 31, 2018 when compared to the comparable prior year periods. These increases were primarily due to increased sales and favorable product sales mix.

[2]

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 2.6 percentage points during the three months ended March 31, 2018 and decreased 1.8 percentage points during the nine months ended March 31, 2018 when compared to the comparable prior year periods. These decreases were primarily due to decreased raw material sales and decreased royalty income as a percentage of total consolidated net sales which decreases were partially offset by favorable raw material costs.

Selling, general and administrative expenses increased $62,000, or 2%, during the three months ended March 31, 2018 and increased $1.4 million, or 12%, during the nine months ended March 31, 2018, as compared to the comparable prior year periods.  These increases were primarily related to increased compensation costs and increased marketing, advertising, and research and development costs supporting our CarnoSyn® and SR CarnoSyn® brands, which increases were partially offset by a reduction in patent litigation costs.

Other income, net increased $19,000 during the three months ended March 31, 2018 and decreased $108,000 during the nine months ended March 31, 2018, when compared to the comparable prior year periods.  These changes were primarily due to fluctuations in foreign exchange rates and our currency hedge contracts associated with foreign denominated sales.

Our income tax expense increased $0.2 million, or 80%, during the three months ended March 31, 2018 compared to the comparable period in the prior year, primarily due to an increase in pretax income. Income tax expense increased $2.5 million, or 101%, during the nine months ended March 31, 2018, as compared to the comparable prior year periods.  The increases were primarily due to the discrete income tax expense amounts recorded as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporate tax rate to 21% and requires companies to pay a one-time deemed repatriation transition tax on earnings of U.S.-owned foreign subsidiaries that were previously tax deferred. We have not completed our accounting for all of the tax effects of the Act; however, in certain cases, as described below and in accordance with SAB 118, we have made a reasonable estimate of the effects on our existing deferred tax balances and of the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount as a discrete component of our provision for income taxes. The impact of the Act may differ from these estimates, possibly materially, during the one-year measurement period ending December 22, 2018 due to, among other things, further refinement of our calculations, changes in the interpretations and assumptions we made, guidance that may be issued and actions we may take as a result of the Act.

Included in our tax expense for the nine months ended March 31, 2018 is $3.3 million of discrete tax items related to the Act. The discrete tax items include:

●

$1.8 million associated with a one-time transition tax that is calculated based on our total post-1986 earnings and profits (E&P) from our Swiss subsidiary NAIE. This accumulated E&P amount has historically been considered permanently reinvested outside the U.S. thereby allowing us to defer recognizing any U.S. income taxes on the amount of such E&P. However, under the Act we are required to pay this tax based on a deemed repatriation into the U.S. of such E&P. In accordance with the provisions of the Act, we will elect to pay this tax over an eight-year period.

●

As of March 31, 2018, we no longer consider undistributed foreign earnings from NAIE as indefinitely reinvested. As a result, we have recorded $775,000 in estimated foreign withholding taxes on the amounts deemed repatriated under the Act, which was also treated as a discrete expense during the period.

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

Our effective tax rate, excluding the impact of the above noted discrete items, for the three months ended March 31, 2018 was 21.1% as compared to an effective tax rate of 29.0% for the three months ended March 31, 2017. As a fiscal taxpayer, our U.S. federal statutory rate for the year ended June 30, 2018 is estimated to be 28.06% and is a blended rate of the historic 35% statutory rate and the newly enacted 21% rate. The year over year improvement in our third fiscal quarter effective tax rate is primarily due to the reduction of the U.S. federal tax rate used in our estimated tax calculation, which reduced to a blended rate of 28.06% as compared to 34.0% used in the same period in the prior year. Our effective tax rate, for the nine months ended March 31, 2018 excluding the impact of the above noted discrete items, was 23.3% as compared to an effective tax rate of 29.9% for the nine months ended March 31, 2017. The improvement in our year to date fiscal 2018 effective tax rate as compared to the same period in the prior year is primarily due to the reduction of the U.S. federal tax rate used in our estimated tax calculation, which reduced to a blended rate of 28.06% as compared to 34.0% used in the effective tax rate calculation in the same period in the prior year.

We expect our U.S. federal statutory rate to be 21% for fiscal years beginning after June 30, 2018, which should further reduce our effective tax rate on an annualized basis.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $4.7 million during the nine months ended March 31, 2018 as compared to net cash provided by operating activities of $7.9 million during the comparable period in the prior fiscal year.

During the nine months ended March 31, 2018, changes in accounts receivable used $3.0 million in cash compared to having provided $5.3 million of cash during the comparable nine month period in the prior year. The decrease in cash provided by accounts receivable during the nine month period ended March 31, 2018 primarily resulted from timing of sales and the related collections. Days sales outstanding was 29 days during the nine months ended March 31, 2018 and 32 days during the nine months ended March 31, 2017.

During the nine months ended March 31, 2018, changes in inventory used $10.1 million in cash compared to having provided $4.8 million in the comparable prior year period. The increase in cash used by inventory during the period ended March 31, 2018 was primarily related to increased inventory levels as of March 31, 2018 in order to support increased sales to our largest private label contract manufacturing customer, including orders expected to ship in the coming quarter, and timing of orders and shipments to all other customers.  Changes in accounts payable and accrued liabilities provided $8.7 million in cash during the nine months ended March 31, 2018 compared to having used $8.6 million during the nine months ended March 31, 2017. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to increases in inventory associated with increased sales associated with our largest customer and timing of inventory receipts and payments.

During the nine months ended March 31, 2018, NAIE’s operations used $1.0 million of our operating cash flow primarily due to the timing of inventory receipts, payments and sales.

Cash used in investing activities during the nine months ended March 31, 2018 was $4.4 million, compared to $4.3 million during the comparable nine month period last year. The primary reason for the change is the conversion of $1.5 million of accounts receivable into a note receivable during the first quarter of fiscal 2018. This was partially offset by lower capital equipment purchases of $2.9 million during the nine months ended March 31, 2018 as compared to $4.3 million during the same nine month period of fiscal 2017. Capital expenditures for both years were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities.

Cash used in financing activities during the nine months ended March 31, 2018 primarily related to treasury shares returned to NAI by employees whose restricted stock vested during the quarter. In exchange for the shares returned, NAI paid each employee’s required tax withholding.

We did not have any consolidated debt as of March 31, 2018 or June 30, 2017.

On March 20, 2018, we executed an amendment to our credit facility with Wells Fargo Bank, N.A. to extend the maturity date for our working line of credit from February 1, 2020 to February 1, 2021. In addition, the amendment removed any restrictions included in the credit facility on our ability to repurchase our stock. The Credit Agreement provides us with a credit line of up to $10.0 million. The line of credit may be used to finance working capital requirements. There is no commitment fee under this agreement. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time; and (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating interest rate per annum would be equal to 1.25% above the daily one month LIBOR rate as in effect from time to time during the period loan amounts are outstanding. If a fixed interest rate is elected, the interest rate would equal a per annum rate of 1.25% above the LIBOR rate in effect on the first day of the term for which the fixed rate is elected. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted differences in monthly payments (calculated by comparing the fixed rate to the variable rate that would have been applied, had it been elected) for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo Bank, N.A. that is effect until January 31, 2019, and a similar facility with Bank of America, N.A. that is in effect until August 15, 2019.

On March 31, 2018, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

As of March 31, 2018, we had $27.6 million in cash and cash equivalents and $10.0 million available under our credit facilities. We believe our available working capital, cash and cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and planned capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future adverse effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses that are or could be material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018 our disclosure controls and procedures were effective for their intended purpose described above.

There were no changes to our internal controls over financial reporting during the quarterly period ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 14, 2018, except as described below, neither NAI nor its subsidiary were a party to any material pending legal proceeding, nor was any of our property the subject of a material pending legal proceeding. We are currently involved in several legal matters in the ordinary course of our business, each of which is related to enforcing our intellectual property rights. Some of these matters are summarized below.

In 2011, NAI filed a lawsuit against Woodbolt Distribution, LLC, also known as Cellucor (“Woodbolt”), and both NAI and Woodbolt filed additional lawsuits and countersuits against each other. NAI and Woodbolt subsequently settled all of the lawsuits between them, but not before the United States Patent and Trademark Office (“USPTO”) at Woodbolt’s request rejected the claims of two NAI patents. The rulings rejecting the claims of two NAI patents were subsequently confirmed by the Patent Trial and Appeal Board (PTAB) at the USPTO. NAI filed Notices of Appeal with the U.S. Court of Appeals for the Federal Circuit requesting that certain findings of the PTAB be reversed. No hearing date has been set by the Court. Both NAI patents rejected by the USPTO expired in August 2017.

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

On August 24, 2016, NAI filed a separate complaint against Creative Compounds, LLC, alleging infringement of U.S. patent 7,825,084. On October 5, 2016, Creative filed its answer and counterclaims. On January 19, 2017, NAI filed a Motion to Amend the Complaint, to add allegations of infringement of U.S. patents 5,965,596, 7,504,376, 8,993,610 and 8,470,865, and adding the following additional parties: Core Supplement Technology, Inc., Honey Badger LLC, and Myopharma, Inc. The Court granted NAI's motion. On May 2, 2017, the Court issued a revised scheduling order and set a trial date for July 31, 2018. On July 19, 2017, Creative filed a motion for judgment on the pleadings to dismiss the patent infringement claims with prejudice, On September 5, 2017, the Court granted Creative's motion, which was a non-final decision and subject to later appeal to the U.S. Court of Appeals for the Federal Circuit. NAI has stated it will appeal the District Court rulings. The remaining non-patent claims pending against other defendants were not affected. On October 16, 2017, defendant Core Supplement Technology, Inc., filed a Notification of Bankruptcy with the Court. On October 17, 2017, NAI and defendant Honey Badger LLC filed a voluntary stipulation of dismissal, which the Court granted on October 20, 2017. On October 31, 2017, NAI and defendant Myopharma, Inc. filed a voluntary stipulation of dismissal, which the Court granted on November 6, 2017. On November 9, 2017, NAI and Creative Compounds filed a joint motion to dismiss, which the Court granted on November 20, 2017. On November 21, 2017, NAI and Core Supplement Technology, Inc. filed a joint motion to dismiss, which the Court granted on November 27, 2017. On December 8, 2017, NAI filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit regarding the patents asserted against the defendants. NAI submitted its opening brief to the Federal Circuit on April 13, 2018. No hearing date has been set.

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

On September 16, 2016, NAI filed a complaint against Hi-Tech Pharmaceuticals, Inc. d/b/a ALR Industries, APS Nutrition, Innovative Laboratories, Formutech Nutrition, LG Sciences and Sports 1 in U.S. District Court for the Southern District of California, alleging (1) infringement of U.S. patents 5,965,596, 7,825,084, 8,993,610 and RE 45,947, (2) violation of Section 32 of the Lanham Act and (3) breach of contract. On May 2, 2017, the Court issued a scheduling order setting a trial date for July 31, 2018. On July 10, 2017, Defendants filed a motion for judgment on the pleadings to dismiss the patent infringement claims with prejudice. On September 5, 2017, the Court granted Defendants' motion, which is a non-final decision and subject to later appeal to the U.S. Court of Appeals for the Federal Circuit. NAI has stated it will appeal the District Court rulings. The remaining non-patent claims pending against the Defendants were not affected. On September 28, 2017, in a separate matter not involving NAI, the United States of America filed a First Superseding Criminal Indictment against defendants Hi-Tech Pharmaceuticals, Inc and its Chief Executive Officer, Jared Wheat. United States v. Hi-Tech Pharmaceuticals, et al., No.1:17-CR-0229 (N.D. Ga.). On or about October 4, 2017, items in the possession of Hi-Tech were seized pursuant to a search warrant, including the documentation relevant to this case. In light of this development, the parties moved the Court on November 3, 2017, seeking an order staying all proceedings in the pending action until disposition of United States v. Hi-Tech Pharmaceuticals, et al., 1:17-CR-00229 (N.D. Ga), or at a minimum, until the documents relevant to this case can be retrieved by the defendants. The Court granted the parties' motion to stay on November 9, 2017. The case remains stayed as of this date.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the quarter ended March 31, 2018, we did not sell any unregistered equity securities and we did not repurchase any shares of our common stock under our stock repurchase plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibit index shows those exhibits filed with this Quarterly Report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005

3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009

4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005

10.1	Fourth Amendment to the Credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of March 20, 2018	Filed herewith

10.2	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank N.A. dated March 20, 2018 in the amount of $10,000,000	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this Quarterly Report to be signed on its behalf by the undersigned, duly authorized officers.

Date: May 14, 2018

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)