Form 10-K
period 2018-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2018-09-19
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

000-15701

(Commission file number)

_____________________________________

NATURAL ALTERNATIVES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State of incorporation)	(IRS Employer Identification No.)

1535 Faraday Ave Carlsbad, CA 92008	(760) 744-7700
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

_____________________________________

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

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 29, 2017) was approximately $55,042,778 (based on the closing sale price of $10.30 reported by Nasdaq on December 29, 2017).  For this purpose, the shares subject to an irrevocable proxy in favor of the NAI Board of Directors, and all of the shares held by NAI’s officers, and directors, and their affiliates were assumed to be common stock held by affiliates of NAI.

As of September 18, 2018, 7,563,409 shares of NAI’s common stock were outstanding, net of 1,098,268 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 7, 2018, to be filed on or before October 29, 2018.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;

•	our ability to maintain or increase our patent and trademark licensing revenues;

•	our ability to develop market acceptance for and increase sales of new products, develop relationships with new customers and maintain or improve existing customer relationships;

•	future levels of our revenue concentration risk;

•	our ability to protect our intellectual property;

•	future economic and political conditions, including implementation of new or increased tariffs;

•	our ability to improve operation efficiencies, manage costs and business risks and improve or maintain profitability;

•

currency exchange rates, their effect on our results of operations, including amounts that may be reclassified as earnings, the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;

•	sources and availability of raw materials, including the limited number of suppliers of beta-alanine;

•	inventory levels, including the adequacy of raw material and other inventory levels to meet future customer demand

•	the future adequacy and intended use of our facilities;

•	potential manufacturing and distribution channels, product returns, and potential product recalls;

•	future customer orders;

•	the impact on our business and results of operations, especially variations in quarterly net sales from seasonal and other factors;

•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices;

•	our ability to successfully expand our operations, including outside the United States (U.S.);

•	the adequacy of our financial reserves and allowances;

•	the sufficiency of our available cash, cash equivalents, and potential cash flows from operations to fund our working capital needs and capital expenditures through the next 12 months and longer;

•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and

•	other assumptions described in this report underlying or relating to any forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that are or may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part I and elsewhere in this report, as well as in other reports and documents we file with the United States Securities and Exchange Commission (SEC).

PART I

ITEM 1.	BUSINESS

General

Our vision is to enrich the world through the best of nutrition.

We are a leading formulator, manufacturer and marketer of nutritional supplements. Our comprehensive strategic partnerships with our customers allow us to offer a wide range of innovative nutritional products and services to our clients including: scientific research, clinical studies, proprietary ingredients, customer-specific nutritional product formulation, product testing and evaluation, marketing management and support, packaging and delivery system design, regulatory review, and international product registration assistance.

As our primary business activity, we provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also own a patent estate related to the ingredient known as beta-alanine, which is primarily commercialized through the direct sale of this raw material and supply agreements with third parties for the distribution and use of this raw material under our CarnoSyn® and SR CarnoSyn® trademarks.

History

Originally founded in 1980, Natural Alternatives International, Inc. reorganized as a Delaware corporation in 1989. Our principal executive offices are located at 1535 Faraday Ave, Carlsbad, CA 92008.

In January 1999, we formed Natural Alternatives International Europe S.A. (NAIE) as our wholly-owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened its manufacturing facility in Manno, Switzerland, which has grown over the ensuing years and currently possesses manufacturing capability in encapsulation, powders, and tablets, finished goods packaging, quality control, laboratory testing, warehousing, distribution and administration.

Historically, as part of our business strategy, we have sought to commercialize our patent estate through contract manufacturing, royalty and license agreements. From March 2009 through March 31, 2015, we licensed Compound Solutions, Inc. (CSI) to grant a license to CSI to manufacture, offer for sale and/or sell products incorporating, using or made in accordance with our patent rights and grant a similar sub-license to customers of CSI who purchased beta-alanine from CSI under our CarnoSyn® trademark. During the term of this agreement, we received a fee from CSI that varied based on the quantity and source of beta-alanine sold by CSI. We terminated our relationship with CSI effective April 1, 2015 and began directly selling beta-alanine, and licensing our related patent and trademark rights.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable, to NAIE.

Overview of our Facilities and Operations

Our U.S.-based operations are located in Vista and Carlsbad, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory, and other research and development services. Our U.S. manufacturing facilities were recertified on November 8, 2016 by the Therapeutic Goods Administration (TGA) of Australia after its audit of our Good Manufacturing Practices (GMP). TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen to thirty six months. During August 2016, TGA completed an inspection of our facility and quality systems for compliance with good manufacturing practices, and a renewed GMP clearance was issued to NAI expiring August 3, 2020.

Our California facilities also have been awarded GMP registration annually since October 2002 by NSF International (NSF) through the NSF Dietary Supplements Certification Program and received “GMP for Sport” NSF Certified registration on February 16, 2009. GMP requirements are regulatory standards and guidelines establishing necessary processes, procedures and documentation for manufacturers in an effort to assure the products produced by that manufacturer have the identity, strength, composition, quality and purity represented. The NSF Certified for Sport program focuses on minimizing the risk that a dietary supplement or sports nutrition product contains banned substances and was developed due to growing demand from athletes and coaches concerned about banned substances in sports supplements.  The program focuses primarily on manufacturing and sourcing processes, while embedding preventative measures throughout.  NAI’s participation in the program allows us to produce products bearing the NSF Sport logo.

Our U.S. operations have also been certified by Health Canada as compliant with the GMP requirements outlined in Part 3 of the Canadian Natural Health Products Regulations.  Health Canada is the department of the Canadian government with responsibility for national public health.  Health Canada has initiated work to modernize its regulatory system for food and health products.  Health Canada plays an active role in ensuring access to safe and effective drugs and health products while giving high priority to public safety and strives to provide information needed to make healthy choices and informed decisions regarding one’s health.  NAI was issued its initial certification in December 2011 and received its most recent renewal in December 2016 which is valid until December 5, 2019.  Not only does this approval demonstrate another level of regulatory compliance by NAI, it may also ease the approval process for our customers who import products into Canada.

During March 2015, our Vista California facility became certified as an Organic Processor and Handler by Natural Food Certifiers (NFC).  This certification demonstrates this facility meets the USDA National Organic Program standards and allows us to expand our contract manufacturing and packaging services to include Organic labeled products.  The certification requires annual renewal and was last renewed in April 2018. We are registered with the State of California, Department of Public Health Food and Drug Branch as an organic processor. Additionally, we are certified by various Rabbinical and Halal authorities to produce Kosher and Halal certified products. These certifications guarantee that the facility, processes, and ingredients of certified products have been reviewed and found to be in compliance with the strict dietary laws of the respective Jewish and Muslim communities

NAIE also operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license to process pharmaceuticals for packaging, import, export and sale within Switzerland and other countries from the Swissmedic Authority of Bern, Switzerland. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying that NAIE’s expanded facilities conform to GMP. In January 2013, following the additional upgrade of NAIE’s manufacturing facilities to include the manufacture of pharmaceuticals, NAIE obtained an additional pharmaceutical approval from the Swissmedic Authority certifying that NAIE’s upgraded facilities conform to GMP. We believe these licenses and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and improve our ability to develop relationships with new customers. NAIE's last Swissmedic inspection was conducted in February 2018.  The renewed certification was issued in April 2018 and is valid until February 2021.

In addition to our operations in the U.S. and Switzerland, we have had a representative in Japan for many years who provides a range of services to our customers currently present in or seeking to expand into the Japanese market and other markets in the Pacific Rim. These services include regulatory and marketing assistance along with guidance and support in adapting products for these markets.

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

•

expand the commercialization of our beta-alanine patent estate through raw material sales, introduction of new products, new contract manufacturing opportunities, additional license and sub-license agreements, and protect our proprietary rights;

•	provide strategic partnering services to our private-label contract manufacturing customers, as described below under “Products, Principal Markets and Methods of Distribution”; and

•	improve operational efficiencies and manage costs and business risks to improve profitability.

Overall, we believe there is an opportunity to enhance consumer confidence in the quality of our customer’s nutritional supplements and their adherence to label claims through education provided by direct sales and direct-to-consumer marketing programs. We believe our GMP and TGA certified manufacturing operations, science based product formulations, peer-reviewed clinical studies and regulatory expertise provide us with a sustainable competitive advantage and provide our customers with a high degree of confidence in the products we manufacture.

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

We also believe there is significant opportunity with the commercialization of our patent estate through the introduction of CarnoSyn® and SR CarnoSyn® beta-alanine into additional markets and with the introduction of new beta-alanine product offerings. Currently, a majority of our sales of CarnoSyn® are to companies that operate in the sports nutrition channel and are focused on products containing the instant release form of beta-alanine. We believe there are several other markets and distribution channels that represent growth opportunities for the distribution of CarnoSyn® and SR CarnoSyn® beta-alanine. We believe SR CarnoSyn® is a superior delivery system of CarnoSyn® beta-alanine based on its sustained release profile that allows for increased daily dosing and improved muscle retention of carnosine. We believe SR CarnoSyn® beta-alanine is a vital component in the further commercialization of our patent estate outside of the sports nutrition channel. Our patents related to instant release beta-alanine begin to expire in 2023 while our patents for SR CarnoSyn® extend through 2026.

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

Products, Principal Markets and Methods of Distribution

Our primary business activity is to provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Our private-label contract manufacturing customers include companies that market nutritional supplements through direct sales marketing channels, direct to consumer ecommerce channels and retail stores. We manufacture products in a variety of forms, including capsules, tablets, chewable wafers, and powders to accommodate a variety of our customer’s preferences.

We provide strategic partnering services to our private-label contract manufacturing customers, including the following:

•	customized product formulation;

•	clinical studies;

•	manufacturing;

•	marketing support;

•	international regulatory and label law compliance;

•	international product registration; and

•	packaging in multiple formats and labeling design.

We also seek to commercialize our patent and trademarks through direct distribution and sale of CarnoSyn® and SR CarnoSyn®, new contract manufacturing opportunities, and various license and similar arrangements.

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2018		2017
	$	%	$	%
Private-label Contract Manufacturing	$110,992	84	$95,024	78
Patent and Trademark Licensing	21,445	16	26,922	22
Total Net Sales	$132,437	100	$121,946	100

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

As part of the services we provide to our private-label contract manufacturing customers, we may perform, but are not required to perform, certain research and development activities related to the development or improvement of their products. While our customers often do not pay directly for this service, the cost of this service is often included as a component of the price we charge to manufacture and deliver their products. Research and development costs, including costs associated with international regulatory compliance services we provide to our customers, are expensed as incurred.

Our research and development expenses for the fiscal year ended June 30, 2018 decreased to $1.5 million, compared to $1.6 million for the fiscal year ended June 30, 2017.

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

Our contract manufacturing business did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials during fiscal 2018. However, there continues to be significant pricing pressures associated with various vitamins, minerals and herbs in the raw material marketplace including new and potential increased tariffs. Throughout fiscal 2019, we expect upward pricing pressures for raw materials and other costs will continue as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, and potential tariffs levied on goods we import from overseas, including beta-alanine.

Customers

We have two private-label contract manufacturing customers, each of which individually represent more than 10% of our consolidated net sales. The loss of either of these customers could result in a significant negative impact to our financial position and results of operations. We continue to focus on obtaining new private-label contract manufacturing customers to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

Competition

We compete with other manufacturers, distributors and marketers of vitamins, minerals, herbs, and other nutritional supplements both within and outside the U.S. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements comes from many sources. These products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), health and natural food stores, and direct sales channels (network marketing, online marketing and mail order).

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

The Dietary Supplement Health and Education Act of 1994 (DSHEA) revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements and defined dietary supplements to include vitamins, minerals, herbs, amino acids and other dietary substances. DSHEA generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about such products. The FDA is generally prohibited from regulating active ingredients in dietary supplements as drugs unless product claims trigger regulatory status, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady.

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act was passed, which further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the Act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and to notify the FDA of any serious adverse event report. Events reported to the FDA are not considered an admission from a company that its product caused or contributed to the reported event. We are committed to meeting or exceeding the requirements of this Act.

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

Intellectual Property

Trademarks. We have developed and use trademarks in our business, particularly relating to corporate, brand and product names. We own 37 trademark registrations; including eight registrations in the U.S. Six of these U.S. registrations are incontestable. Federal registration of a trademark in the United States affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent subsequent users from using the same or similar mark. However, to the extent a common law user has developed trademark rights in a mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration can be subject to that user’s prior rights in that geographic area. In addition, rights in a registered mark are dependent upon the continued use of the mark in connection with the goods and/or services set forth in the registration.

We have 27 foreign trademark registrations covering 41 countries including, registrations for CarnoSyn and SR CarnoSyn in Australia, Brazil, Canada, China, Cuba, the European Union Intellectual Property Office, Hong Kong, Israel, Japan, Mexico, New Zealand, Poland, and South Korea. Registrations have also been obtained for CarnoSyn and the SR Carnosyn logo in Switzerland and for CarnoSyn SR in Australia and the European Union. We currently have three U.S. trademark applications pending and three International applications pending. We also claim common law ownership and protection of certain unregistered trademarks and service marks based upon our continued use of the marks under common law. In some countries, such as the United States, common law offers protection of a mark within the particular geographic area in which it is used.

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

Patents and Patent Licenses. We currently own seven U.S. patents and seventeen corresponding patents registered in countries throughout North America, Europe and Asia. We also have pending applications in several countries. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI and we make certain ongoing royalty payments to the prior owners of the patents. We also license rights to the prior owners for certain uses that are covered by the patents. The royalty payments and license continue until the expiration of the patents. We also sell beta-alanine, and license our patent and trademark rights related to beta-alanine. These patents begin to expire in 2023.

Beginning in fiscal 2009, the licensing, raw material sales, and revenues we have received associated with the sale and licensing of beta-alanine under the CarnoSyn® and SR CarnoSyn® trade names have grown steadily from $515,000 in fiscal 2009 to $21.4 million in fiscal 2018. During fiscal 2018, our revenues included $127,000 of royalties and $21.3 million related to the direct sale of beta-alanine. We incurred intellectual property litigation and patent compliance expenses of approximately $2.9 million during fiscal 2018 primarily in connection with our efforts to protect our proprietary rights and patent estate. We expect to continue to incur these types of litigation expenses during fiscal 2019.

Employees

As of June 30, 2018, we employed 174 full-time employees in the U.S., three of whom held executive management positions. Of the remaining full-time employees, 36 were employed in research, laboratory and quality control, 12 in sales and marketing, and 123 in manufacturing and administration. From time to time we use temporary personnel to help us meet short-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2018, we had 15 temporary personnel.

As of June 30, 2018, NAIE employed an additional 72 full-time employees and 5 part-time employees. Most of these positions were in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good.

Seasonality

In addition to general economic factors, we are impacted by seasonal factors and trends, such as major cultural events and vacation patterns. We manufacture and sell products to customers that operate in many different countries throughout the world and these seasonal factors vary by region. Although we believe the impact of seasonality on our consolidated results of operations is minimal, our quarterly results may vary significantly in the future due to the timing of private-label contract manufacturing and CarnoSyn® and SR CarnoSyn® beta-alanine raw material orders. We can give no assurances that revenue trends will follow our historical patterns. The market price of our common stock may be adversely affected by these seasonal factors.

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

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia, Asia and Canada. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

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

ITEM 1A.           RISK FACTORS

You should carefully review and consider the risks described below, as well as the other information in this report and in other reports and documents we file with the SEC when evaluating our business and future prospects. The risks and uncertainties described below are not the only ones we face. Additional material risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also occur. If any of the following risks or any additional risks and uncertainties actually occur or become material, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock. You should not draw any inference as to the magnitude of any particular risk from its position in the following discussion.

Because we derive a significant portion of our revenues from a limited number of customers, our revenues would be adversely affected by the loss of a major customer or a significant change in their business, personnel or the timing or amount of their orders.

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2018, sales to our largest customer, The Juice Plus+ Company, were approximately 56% of our consolidated net sales. We also have one other private-label contract manufacturing customer that represented 10% of our consolidated net sales. No other customers represented more than 10% of our consolidated net sales. The loss of one of these customers or other major customers, a significant decline in sales to any one of these customers, a significant change in their business personnel, or in any one of these customer’s ability to make payments when due, could materially and adversely affect our financial condition and results of operations. Furthermore, the timing of our customers’ orders is impacted by, among other factors, their marketing programs, their customer demand, seasonality, their raw material suppliers we are sometimes required to use, their supply chain management, entry into new markets and their new product introductions, all of which are outside of our control. All of these attributes have had and are expected to have a significant impact on our business.

Our future growth and stability depends, in part, on our ability to diversify our sales. Our efforts to establish new sales from existing customers and new customers could require significant initial investments, which may or may not result in higher sales and improved financial results.

Our business strategy depends in large part on our ability to develop new product sales from current and new customer relationships. These activities often require a significant up-front investment including, among others, customized formulations, regulatory compliance, product registrations, package design, product testing, pilot production runs, and the build-up of initial inventory. We may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time we generate net sales from new products or customers, and it is possible after incurring such expenditures we may not generate material revenue from new products or customers. If we incur significant expenses and investments in inventory that we are not able to recover, and we are not able to compensate for those expenses, our operating results would be adversely affected.

We currently derive significant revenues and income from sales of beta-alanine and licensing our patents. Our ability to maintain or grow our sales of beta-alanine and license revenue from our other patents is contingent on our ability to continue to defend our patents, and commercialize the sale of beta-alanine under our instant release CarnoSyn® patents and trademark and our sustained release Carnosyn® patents and trademark.

We own multiple patents and trademarks related to the use of beta-alanine in food and nutritional supplements. A majority of our revenue and income from this segment is currently derived from activity related to licensing our patents associated with instant release beta-alanine, sold under our trade name CarnoSyn®. Fifteen patents related to CarnoSyn® expired in August 2017 and we have four remaining patents for this version of CarnoSyn®, which begin to expire in August 2023. There is no assurance we will be successful maintaining our historical CarnoSyn® instant release beta-alanine sales levels or growing future sales volumes with our remaining CarnoSyn® instant release patent estate. If we are not successful it could have a material adverse effect on our business, results of operations, and financial condition.

We believe SR CarnoSyn® is a superior delivery system for CarnoSyn® beta-alanine based on its sustained release profile that allows for increased daily dosing and improved muscle retention of carnosine. Our patents related to SR CarnoSyn® extend through 2026 and we believe the introduction of SR CarnoSyn® beta-alanine is an important step in the further commercialization of our patent estate. There can be no assurance that we will be successful in getting the market to transition to this new form of beta-alanine or that we will be successful launching new products utilizing SR CarnoSyn® beta-alanine. If we are not successful in either one of these goals, it could have a material adverse effect on our business, results of operations, and financial condition.

We have incurred, and may continue to incur significant costs defending our intellectual property. We may be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others.

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents and similar intellectual property. We may continue to incur significant patent and trademark litigation costs associated with creating and defending our intellectual property. During fiscal 2018, we incurred approximately $2.9 million in patent litigation and prosecution expense and may incur significant similar expenses during fiscal 2019. These efforts are described in more detail under Item 3 of this report. There is no assurance we will be able to protect our intellectual property adequately or that our intellectual property rights will be upheld. If pending legal proceedings to invalidate our patent rights are successful, they could have a material adverse impact upon our financial condition and results of operations. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if successful, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. If such infringement claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance such a license would be available on terms acceptable or favorable to us, if at all.

Possible new tariffs on imported goods from China and elsewhere could adversely affect our business operations.

The President of the United States has recently ordered U.S. government agencies to consider new and increased tariffs on a wide range of goods and materials imported from China and other governments, in addition to the tariffs already imposed. These goods may include products and applications, including ingredients we or our customers require for their products. In addition these goods may include beta-alanine.  The commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. In response, China and other governments announced plans to impose tariffs on certain American products if additional U.S. tariffs are imposed. The resulting tariffs could have a significant adverse effect on our customer’s businesses, the availability of beta-alanine, and the cost of our products. While it is too early to predict how the additional potential U.S. tariffs will be imposed, or how any tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products or ingredients we use in the products we manufacture could adversely impact our customers as a result of increased product costs, and such tariffs could have an adverse impact on the availability of beta-alanine and the licensing of our patents and trademarks and our distribution of this raw material.

If so, this could adversely impact our ability to license our patents and trademarks, our ability to sell beta-alanine, and our customers’ ability to compete in the market place, reducing demand for our products, and products we manufacture for them. Any of these events could have a material adverse effect on our business and results of operations.

Our operating results will vary. We experienced declines in net sales and incurred losses in past years and there is no guarantee our sales will improve or we will earn a profit in future years. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our net sales increased during fiscal 2018 as compared to fiscal 2017, but there can be no assurance our net sales will continue to improve in the near term, or we will earn a profit in any given year. We have experienced net losses in the past and may incur losses in the future. Our operating results may fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We anticipate generating positive net income in fiscal 2019, although there is no assurance we will be able to do so. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets and could increase our costs.

The manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the U.S. and in other countries. For example, we are required to comply with certain GMP and incur costs associated with the audit and certification of our facilities. Failure to comply with governmental regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by a governmental agency could materially adversely affect our ability to successfully market our products and services. In addition, if such governmental agency has reason to believe the law is being violated (for example, if it believes we do not possess adequate substantiation for product claims), it can initiate an enforcement action. Governmental agency enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by a governmental agency could materially adversely affect our ability and our customers’ ability to successfully market and continue selling the products involved.

Before commencing operations of marketing our products in markets outside the U.S., we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of products or even may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. Furthermore, the regulations of these countries may conflict with those in the U.S. and with each other. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. The cost of complying with these various and potentially conflicting regulations can be substantial and could adversely affect our results of operations.

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

A significant or prolonged economic downturn, could have, and at certain times in the past has had, a material adverse effect on our results of operations.

Our results of operations are affected by the level of business activity of our customers and licensees, which in turn is affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private-label contract manufacturing customers and products sold or manufactured by others using our licensed patent rights. Any decline in economic conditions in the U.S. and the various foreign markets in which our customers operate could negatively impact our customers’ businesses and our operations. A significant enough decline in consumer demand and the level of business activity of our customers due even if only due in part to general economic conditions could have a material adverse effect on our revenues and profit margins.

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

We buy our raw materials from a limited number of suppliers. During fiscal 2018, two of our suppliers, Van Drunen Farms and Capsugel, each represented more than 10% of our total raw material purchases. During fiscal 2017, one of our suppliers, Scientific Living, represented more than 10% of our raw material purchases. The loss of any of our major suppliers or of any supplier who provides us hard to obtain materials could adversely affect our business operations. Although we believe we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in shortages of products we manufacture from such raw materials, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or with our customer’s consent to substitute different materials from alternative sources.

A shortage of raw materials or an unexpected interruption of supply thereof could also result in higher prices for those materials. We have experienced increases in various raw material costs, transportation costs and the cost of petroleum-based raw materials and packaging supplies used in our business. Increasing raw material and product cost pricing pressures have continued throughout fiscal 2018 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs. We expect these upward pressures to continue through fiscal 2019. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects such cost increases could have on our results of operations or financial condition.

There can be no assurance suppliers will provide the quality raw materials needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials including those resulting from conditions outside of our control, such as weather, transportation interruptions, strikes, terrorism, natural disasters, and other catastrophic events.

In addition, our efforts to commercialize our patent estate and the revenues we receive from related supply agreements are substantially dependent on the availability of the raw material beta-alanine and sales of beta-alanine or products incorporating beta-alanine. The availability of beta-alanine, and thus sales of such raw material and products using such material, could be negatively impacted by any shortages, interruptions and similar events described above, which could in turn adversely affect the amount of revenue and product margin we earn from the sale of beta-alanine.  Additional tariffs imposed by any government on beta-alanine could have an adverse impact on the price we have to pay for beta-alanine and the availability of beta-alanine.

Our industry is highly competitive and we may be unable to compete effectively. Increased competition could adversely affect our financial condition.

The market for our products, and those of our customers, is highly competitive. Some of our competitors are larger than we are and have greater financial resources and broader name recognition than we do. Our competitors may be able to devote greater resources to research and development, marketing and other activities that could provide them with a competitive advantage. Our market has relatively low entry barriers and is highly sensitive to the introduction of new products that may rapidly capture significant market share. Our competitors may not stress the level of quality we provide and could manufacture at lower costs. Our competitors are largely private and not subject to the same disclosure requirements as a publicly traded company. Increased competition could result in price reductions, reduced profit margins or loss of market share, any of which could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to compete effectively in this intensely competitive environment.

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

Our business can be affected by adverse publicity or negative public perception about our competitors, our customers, our products, or our industry generally. Adverse publicity may include publicity about the nutritional supplements industry generally, the efficacy, safety and quality of nutritional supplements and other health care products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors, or our customers. Any adverse publicity or negative public perception could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations could be adversely affected if any of our products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated and unwanted health consequences.

If we are unable to attract and retain qualified management personnel, our business may suffer.

Our executive officers and other management personnel are primarily responsible for our day-to-day operations. We believe our success depends largely on our ability to attract, maintain and motivate highly qualified management personnel. Competition for qualified individuals can be intense and has been increasing in recent years, and we may not be able to hire additional qualified personnel in a timely manner or on terms that would not substantially increase our costs. Any inability to retain a skilled professional management team could adversely affect our ability to successfully execute our business strategies and achieve our goals.

Our manufacturing and third party fulfillment activities are subject to certain risks.

We manufacture the majority of our products at our manufacturing facilities in California and Switzerland. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Our manufacturing operations, including those of our suppliers, are subject to power failures, blackouts, telecommunications failures, computer viruses, human error, breakdown, failure or substandard performance of our facilities, our equipment, the improper installation or operation of equipment, terrorism, natural or other disasters, intentional acts of violence, and the need to comply with the requirements or directives of governmental agencies, including the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slowdowns or delays in our operations. While we have implemented and regularly evaluate various emergency, contingency and disaster recovery plans and we maintain business interruption insurance, there can be no assurance the occurrence of these or any other operational problems at our facilities in California or Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance our contingency plans will prove to be adequate or successful if needed or our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations.

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

We may pursue acquisitions of companies we believe could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. Acquisitions involve numerous risks, including the following:

•	potential difficulties related to integrating the products, personnel and operations of the acquired company;

•	failure to operate efficiently as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices;

•	diverting management’s attention from the other daily operations of the business;

•	entering markets in which we have no or limited prior direct experience and where competitors in such markets have more experience and stronger market positions;

•	potential loss of key employees of the acquired company;

•	potential inability to achieve cost savings and other potential benefits expected from the acquisition;

•	an uncertain sales and earnings stream from the acquired company; and

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 28% of our outstanding shares of common stock as of June 30, 2018. Approximately 15% of the outstanding shares of common stock are beneficially owned by Mark LeDoux, and his family and affiliates. Mr. LeDoux is our Chief Executive Officer and Chairman of the Board. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

It is possible our cash from operations could become insufficient to meet our working capital needs and/or to implement our business strategies. In such an event, there can be no assurance our existing line of credit would be sufficient to meet our working capital needs. Furthermore, if we fail to maintain certain loan covenants, we may no longer have access to our credit line. Under the terms of our credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender. Our credit line terminates in February 2021 and there is no guarantee we will be able to extend or renew this credit line on favorable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lower our credit ratings. At any given time, it could be difficult for us to raise capital due to a variety of factors, some of which may be outside of our control, including a tightening of credit markets, overall poor performance of stock markets, and/or an economic slowdown in the U.S. or other countries, or in the businesses of our customers. There is no assurance we would be able to market such security issuances on favorable terms, or at all, in which case, if we did not have any alternate funds we might not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, respond to competitive pressures or meet unanticipated customer requirements.

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

Certain provisions in our Certificate of Incorporation, Bylaws and Delaware corporate law may discourage unsolicited proposals to acquire our business, even if such proposals would benefit our stockholders. Those provisions include one that authorizes our Board of Directors, without stockholder approval, to issue up to 500,000 shares of preferred stock having such rights, preferences, and privileges, including voting rights, as the Board of Directors designates. The rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. Any or all of these provisions could delay, deter or prevent a takeover of our company and could lower the price investors are willing to pay for our common stock and the number of investors willing to own our common stock.

Our stock price could fluctuate significantly.

Stock prices in general can be volatile and ours is no different. The trading price of our stock may fluctuate in response to the following, as well as other, factors:

•	broad market fluctuations and general economic and/or political conditions;

•	fluctuations in our financial results;

•	relatively low trading volumes;

•	future offerings of our common stock or other securities;

•	the general condition of the nutritional supplement industry;

•	increased competition;

•	regulatory action;

•	adverse publicity;

•	manipulative or illegal trading practices by third parties; and

•	our and our customer’s and supplier’s product and other public announcements.

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

From time to time our shares may be listed for trading on one or more foreign exchanges, with or without our prior knowledge or consent. Certain foreign exchanges may have less stringent listing requirements, rules and enforcement procedures than the Nasdaq Global Market or other markets in the U.S., which may increase the potential for manipulative trading practices to occur on such foreign exchanges. These practices, or the perception by investors that such practices could occur, may increase the volatility of our stock price or result in a decline in our stock price, which in some cases could be significant.

ITEM 2.	PROPERTIES

This table summarizes our facilities as of June 30, 2018. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date
Vista, CA USA(1),(2)	Manufacturing, warehousing, packaging and distribution	162,000	Leased	March 2024
Manno, Switzerland(3)	Manufacturing, warehousing, packaging and distribution	94,217	Leased	June 2024
Carlsbad, CA USA(4)	NAI corporate headquarters	20,981	Owned	N/A

(1)	This facility is used by NAI for its private-label contract manufacturing segment.

(2)	At this facility we use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions.

(3)

This facility is used by NAIE in connection with our private-label contract manufacturing segment. We exercised the option to renew the lease of this facility until June 2024 and are presently negotiating revised terms.

(4)	We purchased the Carlsbad facility in March 2016.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, product liability, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters, even if unfavorable, will result in a material adverse effect on our business, consolidated financial condition, or results of operations. However, a settlement payment or unfavorable outcome could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes we do not expect.

As of September 18, 2018, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business, each of which is related to enforcing our intellectual property rights.

There is no assurance NAI will prevail in these litigation matters or in similar proceedings it may initiate or that litigation expenses will not be greater than anticipated.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2018 and 2017:

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$11.25	$9.15	$13.62	$9.63
Second Quarter	$10.95	$9.65	$14.40	$11.00
Third Quarter	$12.15	$10.15	$12.40	$8.25
Fourth Quarter	$11.25	$9.20	$11.00	$8.80

Holders

As of September 18, 2018, there were approximately 210 stockholders of record of our common stock. On that same date, the last sales price of our common stock as reported on NASDAQ was $9.60 per share.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend while such facility is in place.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2018, we issued 500,000 restricted shares of NAI common stock to Juice Plus+. These shares were not registered with the SEC or any state in conformance with applicable exemptions from those requirements. The 500,000 shares issued to Juice Plus+ were restricted and subject to a risk of forfeiture in the event Juice Plus+ did not maintain certain contractual commitments to NAI. These restrictions lapse as to 100,000 of the 500,000 shares on each anniversary of the date of issuance provided Juice Plus+ is in compliance with the applicable contractual commitments at that time. 400,000 of the 500,000 shares presently remain restricted and subject to a risk of forfeiture until at least August 2019.

Repurchases

During the year ended June 30, 2018, we did not repurchase any shares of our common stock under our treasury stock repurchase plan.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2018:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Shares of Outstanding Restricted Stock	Weighted- Average Exercise Price of Outstanding Restricted Stock	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a) and (c))
	(a)	(b)	(c)	(d)	(e)
Equity compensation plans approved by stockholders	135,000	$6.32	856,989	N/A	319,000
Equity compensation plans not approved by stockholders	N/A	N/A	N/A	N/A	N/A
Total	135,000	$6.32	856,989	N/A	319,000

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2018 and 2017 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

Our primary business activity is providing private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to two or three private-label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales, royalty and licensing revenue generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® and SR Carnosyn® trademarks.

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

During fiscal 2018, our net sales were 9% higher than in fiscal 2017. Private-label contract manufacturing sales increased 17% due primarily to the sale of new products to existing customers and higher volumes of current products to existing customers located primarily in U.S., Asian, and European markets. These increases were partially offset by discontinued U.S. customer relationships. The increase in sales included shipment of new products and increased sales of existing products to our largest customer under our previously announced expanded relationship. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales increased to 56% in fiscal 2018 from 50% for fiscal 2017. We expect this percentage to be the same in fiscal 2019 as it was in fiscal 2018.

During fiscal 2018, CarnoSyn® beta-alanine revenue decreased 20% to $21.4 million as compared to $26.9 million for fiscal 2017. The decrease in CarnoSyn® revenue was primarily due to decreased beta-alanine shipments as a result of market and seasonal factors and lower average beta-alanine sales prices. During the quarter ended December 31, 2017, the sports nutrition retail market conditions declined most notably in the older “brick and mortar” sales channels as products transitioned to higher levels of internet based sales. This transition resulted in excess inventory in certain channels and delayed the re-order rates for many of our customer brands. Additionally, while we still have active patents covering instant release CarnoSyn® beta-alanine, we experienced increased competition from companies selling generic beta-alanine beginning in the second quarter of fiscal 2018 resulting in certain customers discontinuing the use of our CarnoSyn® beta-alanine. To offset this decline, and in addition to legal actions we have prosecuted and others we may institute, we have increased our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® beta-alanine. During the second half of fiscal 2018, our re-order rates improved and reached near historical levels suggesting to us both improved sports nutrition retail market conditions and potentially a positive impact from our marketing activities. Additionally, our SR CarnoSyn® product and raw material sales continued to rise as more brands adopted product offerings of this sustained release delivery system. There can be no assurance our sales and marketing efforts or the recent apparent improvement in retail market conditions will continue.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $2.9 million during fiscal 2018 and $4.2 million during fiscal 2017. The decrease in these legal expenses on a year over year basis was primarily due to the settlement of most of the existing cases. We describe our efforts to protect our patent estate in more detail under Item 1 of Part II of this report. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® tradename, maintenance of our patent rights, the availability and the cost of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and patent and trademark rights.

During fiscal 2019, we plan to continue our focus on:

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

Revenue Recognition

To recognize revenue we require four basic criteria to be met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (a) our price to the buyer is substantially fixed or determinable at the date of sale; (b) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product; (c) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product; (d) the buyer acquiring the product for resale has economic substance apart from that provided by us; (e) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (f) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

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

We currently own certain U.S. patents, and in some cases those patents’ corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold by us under our CarnoSyn® and SR Carnosyn® trademarks, combined with a license to our patent estate. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $21.4 million during fiscal 2018 and $26.9 million during fiscal 2017. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $854,000 during fiscal 2018 and $1.0 million during fiscal 2017.

Inventory Reserve

We operate primarily as a private-label contract manufacturer and build products based upon anticipated demand or following receipt of customer specific purchase orders. From time to time, we build inventory for private-label contract manufacturing customers under a specific purchase order with delivery dates that may subsequently be rescheduled or canceled at the customer’s request. We value inventory at the lower of cost or market on an item-by-item basis and establish reserves equal to all or a portion of the related inventory to reflect situations in which the cost of the inventory is not expected to be recovered. This valuation method requires us to make estimates regarding the market value of our inventory, including an assessment for excess and obsolete inventory. Once we establish an inventory reserve amount in a fiscal period, the reduced inventory value is maintained until the inventory is sold or otherwise disposed. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, the estimated time required to sell such inventory, the remaining shelf life and efficacy, the foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to its net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual realization of inventory value if future economic conditions, customer demand or other factors differ from expectations.

Accounting for Income Taxes

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2018 and June 30, 2017, we had not recorded any tax liabilities for uncertain tax positions.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporate tax rate to 21% and requires companies to pay a one-time deemed repatriation transition tax on earnings of U.S.-owned foreign subsidiaries that were previously tax deferred. We recognized a discrete expense as a component of our provision for income taxes due to the one-time transition tax, as well as effect of the Act on our existing deferred tax balances. The impact of the Tax Legislation may differ from these estimates, possibly materially, during the one-year measurement period ending December 22, 2018 due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we made, guidance that may be issued and actions we may take as a result of the Act.

As part of the Act, we are required to recognize a one-time deemed repatriation transition tax based on our total post-1986 earnings and profits (E&P) from our Swiss subsidiary, NAIE. This accumulated E&P amount has historically been considered permanently reinvested thereby allowing us to defer recognizing any U.S. income tax on the amount. As a result of the Act we recorded a provisional amount for our one-time transition tax liability resulting in an increase in U.S. income tax expense during the year ended June 30, 2018 of $1.7 million, which was treated as a discrete expense. In accordance with the provisions of the Act, we will elect to pay this tax over an eight-year period. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. We no longer consider undistributed foreign earnings from NAIE earned prior to December 31, 2017 as indefinitely reinvested. We do consider undistributed foreign earnings from NAIE earned after December 31, 2017 to be indefinitely reinvested. As a result, we have recorded $1.1 million in estimated foreign (i.e., non U.S.) withholding taxes on the amounts deemed repatriated under the Act, which was also treated as a discrete expense during the period.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates for each of the jurisdictions in which we operate, and the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of June 30, 2018, we remeasured certain deferred tax assets and liabilities based on the tax rates expected to apply in the future. We remeasured deferred tax asset and liability balances based on the newly enacted 21% tax rate. This resulted in us using a blended 28.06% rate for balances expected to reverse in 2018 and the 21% rate for balances expected to reverse thereafter. The amount we recorded from remeasuring our deferred tax balance was $212,000 and was treated as a discrete expense for the year ended June 30, 2018.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended June 30, 2018, there was no change to our valuation allowance.

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

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves. There were no adjustments to these reserves during the year ended June 30, 2018.

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

Derivative Financial Instruments

We typically have used derivative financial instruments in the management of the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. We may continue to hedge our foreign currency exposures by entering into offsetting forward exchange contracts and currency options. To the extent we use derivative financial instruments, we account for them using the deferral method, when such instruments are intended to hedge identifiable, firm foreign currency commitments or anticipated transactions and are designated as, and effective as, hedges. Foreign exchange exposures arising from certain transactions that do not meet the criteria for the deferral method are marked-to-market.

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2018, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. As of June 30, 2018, the notional amounts of our foreign exchange contracts were $34.4 million (€ 29.0 million). These contracts will mature over the next 14 months.

Results of Operations

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales (dollars in thousands).

	Fiscal Year Ended
	June 30, 2018		June 30, 2017		Increase (Decrease)
Private-label contract manufacturing	$110,992	84%	$95,024	78%	$15,968	17%
Patent and trademark licensing	21,445	16%	26,922	22%	(5,477)	(20)%
Total net sales	132,437	100%	121,946	100%	10,491	9%
Cost of goods sold	106,117	80%	95,742	78%	10,375	11%
Gross profit	26,320	20%	26,204	22%	116	0%
Selling, general & administrative expenses	16,787	13%	16,502	14%	285	2%
Income from operations	9,533	7%	9,702	8%	(169)	(2)%
Other income, net	1,080	1%	409	0%	671	164%
Income before income taxes	10,613	8%	10,111	8%	502	5%
Provision for income taxes	5,562	4%	2,876	2%	2,686	93%
Net income	$5,051	4%	$7,235	6%	$(2,184)	(30)%

Private-label contract manufacturing net sales increased 17% due primarily to the sale of new products to existing customers and higher volumes of current products to existing customers located primarily in U.S., Asian, and European markets, which increases were partially offset by discontinued U.S. customer relationships. The increase in sales included shipments of new products and increased sales of existing products to our largest customer under our previously announced expanded relationship.

Net sales from our patent and trademark licensing segment decreased 20% during fiscal 2018. The decrease in beta-alanine raw material sales was primarily due to decreased shipments of beta-alanine as a result of market and seasonal factors and lower average sales prices for the material.

The change in gross profit margin for the year ended June 30, 2018, was as follows:

Percentage Change
Contract manufacturing(1)	0.8
Patent and trademark licensing(2)	(2.4)
Total change in gross profit margin	(1.6)

1

Private-label contract manufacturing gross profit margin contribution increased 0.8 percentage points in fiscal 2018 as compared to fiscal 2017. The increase in gross profit as a percentage of sales in fiscal 2018 is primarily due to a favorable shift in product sales mix and a marginal decrease in per unit manufacturing costs.

2

During fiscal 2018, patent and trademark licensing gross profit margin contribution decreased 2.4 percentage points primarily due to decreased raw material sales and decreased royalty income as a percentage of total consolidated net sales which decreases were partially offset by favorable raw material costs.

Selling, general and administrative expenses increased $285,000, or 2%, during fiscal 2018 as compared to fiscal 2017. This increase was primarily due to increased compensation and consulting costs related to our private-label contract manufacturing business and increased marketing, advertising, and research and development costs supporting our CarnoSyn® and SR Carnosyn® brands. Those increases were partially offset by a reduction in patent litigation costs of $1.3 million.

Other income (net) increased $671,000 during fiscal 2018 as compared to fiscal 2017. The increase for fiscal 2018 is due primarily to the favorable interest income associated with the amortization of forward points associated with our foreign exchange hedge contracts.

Our income tax expense increased $2.7 million during fiscal 2018 as compared to fiscal 2017.  The increase was primarily due to the discrete income tax expense amounts recorded as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporate tax rate to 21% and requires companies to pay a one-time deemed repatriation transition tax on earnings of U.S.-owned foreign subsidiaries that were previously tax deferred. We have not completed our accounting for all of the tax effects of the Act; however, in certain cases, as described below and in accordance with SAB 118, we have made a reasonable estimate of the effects on our existing deferred tax balances and of the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount as a discrete component of our provision for income taxes. The impact of the Act may differ from these estimates, possibly materially, during the one-year measurement period ending December 22, 2018 due to, among other things, further refinement of our calculations, changes in the interpretations and assumptions we made, guidance that may be issued and actions we may take as a result of the Act.

Included in our tax expense for fiscal 2018 is $3.0 million of discrete tax items related to the Act. The discrete tax items include:

●

$1.7 million associated with a one-time transition tax that is calculated based on our total post-1986 earnings and profits (E&P) from our Swiss subsidiary NAIE. This accumulated E&P amount has historically been considered permanently reinvested outside the U.S. thereby allowing us to defer recognizing any U.S. income taxes on the amount of such E&P. However, under the Act we are required to pay this tax based on a deemed repatriation into the U.S. of such E&P. In accordance with the provisions of the Act, we will elect to pay this tax over an eight-year period.

●

As of December 31, 2017, we no longer consider undistributed foreign earnings from NAIE earned before December 31, 2017 to be indefinitely reinvested. As a result, we have recorded $1.1 million in estimated foreign withholding taxes on the amounts deemed repatriated under the Act, which was also treated as a discrete expense during the period.

●	We remeasured certain deferred tax assets and liabilities based on the newly enacted 21% tax rate. The amount recorded from the remeasurement of our deferred tax balance was $212,000.

Our effective tax rate, excluding the impact of the above noted discrete items, for fiscal 2018 was 23.9% as compared to an effective tax rate of 28.4% for fiscal 2017. As a fiscal taxpayer, our U.S. federal statutory rate for fiscal 2018 is 28.06% and is a blended rate of the historic 35% statutory rate and the newly enacted 21% rate. The year over year improvement in our effective tax rate is primarily due to the reduction of the U.S. federal tax rate used in our estimated tax calculation, which reduced to a blended rate of 28.06% as compared to the 34.0% used in the prior year.

We expect our U.S. federal statutory rate to be 21% for fiscal years beginning after June 30, 2018, which should further reduce our effective tax rate on an annualized basis.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $1.8 million in fiscal 2018 compared to net cash provided by operating activities of $14.1 million in fiscal 2017. Approximately $1.3 million of our operating cash flow was generated by NAIE in fiscal 2018.

Net income decreased by $2.1 million to $5.1 million during fiscal 2018 as compared to net income of $7.2 million in the prior fiscal year primarily due to increased income tax expense as a result of one-time items recorded as a result of the Tax Cut and Jobs Act. At June 30, 2018, changes in accounts receivable, consisting primarily of amounts due from our private-label contract manufacturing customers and our patent and trademark raw material sales activities, used $6.2 million in cash compared to providing $4.8 million in fiscal 2017. The decrease in cash provided by accounts receivable during fiscal 2018 primarily resulted from timing of sales and the related collections. Days sales outstanding was 32 days during fiscal 2018 and fiscal 2017.

Inventory used $9.8 million in cash during fiscal 2018 compared to providing $7.0 million in fiscal 2017. The change in cash activity from inventory during fiscal 2018 was primarily related to increased sales in fiscal 2018 as compared to fiscal 2017 including increased sales and order activity at the end of fiscal 2018 as compared to the end of fiscal 2017. Changes in accounts payable and accrued liabilities provided $4.4 million in cash during fiscal 2018 compared to using $8.0 million during fiscal 2017. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in fiscal 2018 was $5.6 million compared to $5.3 million in fiscal 2017. Capital expenditures were $4.1 million during fiscal 2018 compared to $5.4 million in fiscal 2017. Capital expenditures during fiscal 2018 and fiscal 2017 were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities. Investing activities in fiscal 2018 also included the conversion of $1.5 million of accounts receivable into a note receivable as compared to no such activity in fiscal 2017. At June 30, 2018 and June 30, 2017, on a consolidated basis, we had no outstanding balances due in connection with our loan facility.

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

On June 30, 2018, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

As of June 30, 2018, we had $23.6 million in cash and cash equivalents and $10.0 million available under our credit facilities. Of these amounts, $9.0 million of cash and cash equivalents were held by NAIE. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons, in each case that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2018 and 2017, we did not experience any significant increases in product raw material or operational costs we attributed to inflationary factors. We currently believe increasing raw material and product cost pricing pressures will exist throughout fiscal 2019 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs. We do not believe current inflation rates will have a material impact on our fiscal 2019 operations or profitability.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Natural Alternatives International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. (the Company) as of June 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2014.

San Diego, California

September 19, 2018

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$23,613	$27,843
Accounts receivable – less allowance for doubtful accounts of $49 at June 30, 2018 and $18 at June 30, 2017	14,621	8,410
Note Receivable	1,500	-
Inventories, net	23,567	13,729
Income tax receivable	-	261
Prepaids and other current assets	1,882	1,456
Total current assets	65,183	51,699
Property and equipment, net	19,290	18,136
Deferred income taxes	-	2,002
Other noncurrent assets, net	734	774
Total assets	$85,207	$72,611
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,649	$5,116
Accrued liabilities	2,346	2,353
Accrued compensation and employee benefits	1,498	1,594
Income taxes payable	787	1,207
Total current liabilities	14,280	10,270

Long-term pension liability	45	557
Deferred rent	556	537
Forward contract, noncurrent	-	99
Income taxes payable, noncurrent	1,546	-
Deferred income taxes	532	-
Total liabilities	16,959	11,463
Commitments and contingencies (Notes I and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2018 and June 30, 2017, issued and outstanding (net of treasury shares) 7,558,408 at June 30, 2018 and 6,937,018 at June 30, 2017	85	79
Additional paid-in capital	24,486	22,260
Retained earnings	50,839	45,788
Treasury stock, at cost, 1,098,268 shares at June 30, 2018 and 1,044,659 at June 30, 2017	(6,584)	(6,074)
Accumulated other comprehensive loss	(578)	(905)
Total stockholders’ equity	68,248	61,148
Total liabilities and stockholders’ equity	$85,207	$72,611

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2018	2017
Net sales	$132,437	$121,946
Cost of goods sold	106,117	95,742
Gross profit	26,320	26,204
Selling, general and administrative expenses	16,787	16,502
Income from operations	9,533	9,702
Other income (expense):
Interest income	1,085	459
Interest expense	(9)	(3)
Foreign exchange gain/(loss)	18	(28)
Other, net	(14)	(19)
Total other income (expense):	1,080	409
Income before income taxes	10,613	10,111
Provision for income taxes	5,562	2,876
Net income	$5,051	$7,235
Change in minimum pension liability, net of tax	$104	$284
Unrealized gain(loss) resulting from change in fair value of derivative instruments, net of tax	223	(509)
Comprehensive income	$5,378	$7,010
Net income per common share:
Basic	$0.76	$1.10
Diluted	$0.73	$1.09
Weighted average common shares outstanding:
Basic	6,640,583	6,576,711
Diluted	6,886,126	6,655,573

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2016	7,826,677	$77	$21,138	$38,553	958,049	$(5,362)	$(680)	$53,726
Issuance of common stock for restricted stock grants	155,000	2	(2)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,032	—	—	—	—	1,032
Repurchase of common stock	—	—	—	—	85,277	(712)	—	(712)
Forfeiture of restricted stock	—	—	—	—	1,333	—	—	—
Tax effect of stock compensation	—	—	92	—	—	—	—	92
Change in minimum pension liability, net of tax	—	—	—	—	—	—	284	284
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(509)	(509)
Net income	—	—	—	7,235	—	—	—	7,235
Balance, June 30, 2017	7,981,677	79	22,260	45,788	1,044,659	(6,074)	(905)	61,148
Issuance of common stock for restricted stock grants	675,000	6	(6)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	2,232	—	—	—	—	2,232
Repurchase of common stock	—	—	—	—	43,610	(510)	—	(510)
Forfeiture of restricted stock					9,999
Tax effect of stock compensation	—	—	—	—	—	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	104	104
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	223	223
Net income	—	—	—	5,051	—	—	—	5,051
Balance, June 30, 2018	8,656,677	$85	$24,486	$50,839	1,098,268	$(6,584)	$(578)	$68,248

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(in thousands)

	2018	2017
Cash flows from operating activities
Net income	$5,051	$7,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,908	2,384
Deferred income taxes	2,393	349
Non-cash sales discount	898	––
Non-cash compensation	1,334	1,032
Pension expense, net of contributions	(363)	244
Gain on disposal of assets	(9)	(24)
Changes in operating assets and liabilities:
Accounts receivable	(6,211)	4,807
Inventories	(9,838)	7,039
Prepaids and other assets	(386)	580
Accounts payable and accrued liabilities	4,444	(8,013)
Forward contracts	321	––
Income taxes	1,387	(288)
Accrued compensation and employee benefits	(96)	(1,208)
Net cash provided by operating activities	1,833	14,137
Cash flows from investing activities
Purchases of property and equipment	(4,081)	(5,354)
Proceeds from sale of property and equipment	28	25
Issuance of notes receivable	(1,500)	––
Net cash used in investing activities	(5,553)	(5,329)
Cash flows from financing activities
Repurchase of common stock	(510)	(712)
Net cash used in financing activities	(510)	(712)
Net (decrease) increase in cash and cash equivalents	(4,230)	8,096
Cash and cash equivalents at beginning of year	27,843	19,747
Cash and cash equivalents at end of year	$23,613	$27,843
Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$1,818	$2,889
Interest	$9	$—
Disclosure of non-cash activities:
Change in minimum pension liability, net of tax	$104	$284
Change in unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	$223	$(509)

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

Subsidiaries

On January 22, 1999, Natural Alternatives International Europe S.A. (NAIE) was formed as our wholly-owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened a manufacturing facility and currently possesses manufacturing capability in encapsulation, powders, tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration.

Principles of Consolidation

The consolidated financial statements include the accounts of Natural Alternatives International, Inc. (NAI) and our wholly-owned subsidiary, NAIE. All intercompany accounts and transactions have been eliminated. The functional currency of NAIE, our foreign subsidiary, is the U.S. Dollar. The financial statements of NAIE have been translated at either current or historical exchange rates, as appropriate, with gains and losses included in the consolidated statements of operations.

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

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606)(ASU 2016-10), which amends and adds clarity to certain aspects of the guidance set forth in the upcoming revenue standard (ASU 2014-09) related to identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (ASU 2016-11), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2016 the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) (ASU 2016-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09. ASU 2014-09 defines a five step process to achieve this core principle (that we should recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services provided) that requires more judgment and estimates within the revenue recognition process than are required under present U.S. GAAP. These judgments and estimates may include identifying each performance obligation in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2016-12 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant additional judgments and changes in existing judgments.  All of these new standards will be effective for us concurrently with ASU 2014-09, beginning in our first quarter of fiscal 2019. We have completed our review of the impact of this new guidance and we do not expect our annual revenue to be materially different under Topic 606. The most significant change will be to our quarterly and annual financial statement disclosures.

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

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, we have calculated our taxes for fiscal 2018 to the best of our ability and we do not expect any significant changes, however our estimated income tax could change once we complete our tax return and thus our tax expense for fiscal 2018 is considered provisional and is expected to be finalized by the end of the one-year measurement period ending December 22, 2018.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effect from Accumulated Other Comprehensive Income. ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements. ASU 2018-02 will be effective for us beginning in our first quarter of fiscal 2020.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall

(Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2018-03 is intended to improve certain aspects of recognition, measurement, presentation, and disclosure of certain financial instruments, i.e. forward contracts, purchased options and option liabilities. We do not expect this ASU to have a material impact on our consolidated financial statements. ASU 2018-03 will be effective for us beginning in our first quarter of fiscal 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU clarifies that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. We are currently evaluating the impact of the new standard. ASU 2018-07 will be effective for us beginning in our first quarter of fiscal 2020.

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

As of June 30, 2018 and June 30, 2017, we did not have any financial assets or liabilities classified as Level 1, except for cash and cash equivalents, and assets and liabilities related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair value of our forward exchange contracts as of June 30, 2018 included a net asset of $55,000 and a net liability of $55,000, with no right of offset. The fair value as of June 30, 2017 was a net liability of $521,000. The fair values were determined based on obtaining pricing from our bank and corroborating those values with a third party bank. As of June 30, 2018 and June 30, 2017, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between any levels during fiscal 2018.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and customer credit-worthiness. An allowance for estimated doubtful accounts is maintained based on historical experience, including anticipated early payment discounts and identified customer credit issues. We monitor collections regularly and adjust the allowance for doubtful accounts as necessary to recognize any changes in credit exposure. Upon conclusion that a receivable is uncollectible, we record the respective amount as a charge against allowance for doubtful accounts. To date, such doubtful accounts reserves, in the aggregate, have been adequate to cover collection losses.

Notes Receivable

On September 30, 2017, we accepted a 12-month note from Kaged Muscle, LLC (“Kaged Muscle”), one of our contract manufacturing customers, in exchange for $1.5 million of trade receivables due to us from Kaged Muscle. Kaged Muscle is one of our fastest growing sports nutrition customers and we executed this note receivable conversion to assist them with their near term financing needs. The note carries an interest rate of fifteen percent (15%) per annum and is an interest only note secured by the assets of Kaged Muscle and a personal guarantee by the co-founder and President of Kaged Muscle. Interest is due quarterly and the note can be paid down at any time without penalty.  We recognized $171,000 in interest income during the year ended June 30, 2018 associated with this note from Kaged Muscle.

Inventories

We operate primarily as a private-label contract manufacturer that builds products based upon anticipated demand or following receipt of customer specific purchase orders. From time to time, we build inventory for private-label contract manufacturing customers under a specific purchase order with delivery dates that may subsequently be rescheduled or canceled at the customer’s request. We value inventory at the lower of cost (first-in, first-out) or net realizable value on an item-by-item basis, including costs for raw materials, labor and manufacturing overhead. We establish reserves equal to all or a portion of the related inventory to reflect situations in which the cost of the inventory is not expected to be recovered. This requires us to make estimates regarding the market value of our inventory, including an assessment for excess and obsolete inventory. Once we establish an inventory reserve in a fiscal period, the reduced inventory value is maintained until the inventory is sold or otherwise disposed of. In evaluating whether inventory is stated at the lower of cost or net realizable value, management considers such factors as the amount of inventory on hand, the estimated time required to sell such inventory, the remaining shelf life and efficacy, the foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to its net realizable value.

Property and Equipment

We state property and equipment at cost. Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, generally ranging from 1 to 39 years. We amortize leasehold improvements using the straight-line method over the shorter of the useful life of the improvement or the term of the lease. Maintenance and repairs are expensed as incurred. Significant expenditures that increase economic useful lives of property or equipment are capitalized.

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We did not recognize any impairment losses during fiscal 2018 or fiscal 2017.

Derivative Financial Instruments

We currently may use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts and currency options. To the extent we use derivative financial instruments, we account for them using the deferral method, which recognizes income or expense at the time when such instruments are intended to hedge identifiable, firm foreign currency commitments or anticipated transactions and are designated as, and effective as, hedges. Foreign exchange exposures arising from certain transactions that do not meet the criteria for the deferral method are marked-to-market through the Consolidated Statements of Operations and Comprehensive Income.

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. To the extent the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2018, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. As of June 30, 2018, the notional amounts of our foreign exchange contracts were $34.4 million (€ 29.0 million). These contracts will mature over the next 14 months

Defined Benefit Pension Plan

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

On August 7, 2017, we entered into three agreements (“Agreements”), with The Juice Plus+ Company LLC (“Juice Plus+”). The Agreements are an Exclusive Manufacturing Agreement, a Restricted Stock Award Agreement, and an Irrevocable Proxy. Pursuant to the Exclusive Manufacturing Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. Pursuant to the Restricted Stock Award Agreement, NAI has granted 500,000 shares of NAI common stock to Juice Plus+, (the “Shares”), and Juice Plus+ has agreed the Shares are subject to certain restrictions and risk of forfeiture. Pursuant to the Irrevocable Proxy, Juice Plus+ has also granted to the NAI Board of Directors the right to vote the Shares that remain subject to the risk of forfeiture. Each Agreement is for a term of 5 years, and each may be terminated by either party only upon the occurrence of specified events. The expense associated with the Shares granted to Juice Plus+ is recorded as a reduction to revenue. We recorded $898,000 of expense as an offset to net sales during the year ended June 30, 2018.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $21.4 million during fiscal 2018 and $26.9 million during fiscal 2017. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $854,000 during fiscal 2018 and $1.0 million during fiscal 2017.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $1.5 million for fiscal 2018 and $1.6 million for fiscal 2017. These costs were included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $2.4 million during the fiscal year ended June 30, 2018 and $598,000 during fiscal 2017. These costs were included in selling, general and administrative expenses.

Income Taxes

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporate tax rate to 21% and requires companies to pay a one-time deemed repatriation transition tax on earnings of U.S.-owned foreign subsidiaries that were previously tax deferred. In certain cases, as described below and in accordance with SAB 118, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax, for which we recognized a provisional amount as a discrete component of our provision for income taxes. The impact of the Tax Legislation may differ from these estimates, possibly materially, during the one-year measurement period ending December 22, 2018 due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we made, guidance that may be issued and actions we may take as a result of the Act.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2018 and June 30, 2017, we had not recorded any tax liabilities for uncertain tax positions.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended June 30, 2018, there was no change to our valuation allowance.

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

We recognize forfeitures as they occur.

We did not grant any options during fiscal 2018 or 2017.

We did not have any options exercised during fiscal 2018 or fiscal 2017. All remaining outstanding stock options are fully vested and all related compensation cost was fully recognized at June 30, 2014. No options vested during the fiscal years ended June 30, 2018 and June 30, 2017.

During fiscal 2018, we granted a total of 175,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to the 2009 Plan. During fiscal 2017, we granted a total of 155,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to the 2009 Plan. These restricted stock grants vest over three or five years from the date of grant and the unvested shares cannot be sold or otherwise transferred and the rights to receive dividends, if declared by our Board of Directors, are forfeitable until the shares become vested. There were 458,012 vested restricted stock shares as of June 30, 2018 and there were 319,355 vested restricted stock shares as of June 30, 2017. The total remaining unrecognized compensation cost related to unvested restricted stock shares amounted to $3.1 million at June 30, 2018 and the weighted average remaining requisite service period of unvested restricted stock shares was 2.6 years. The weighted average fair value of restricted stock shares granted during fiscal 2018 was $11.30 per share. The weighted average fair value of restricted stock shares granted during fiscal 2017 was $8.82 per share.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). Actual results could differ from those estimates and our assumptions may prove to be inaccurate.

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

	For the Years Ended June 30,
	2018	2017
Numerator
Net income	$5,051	$7,235
Denominator
Basic weighted average common shares outstanding	6,641	6,577
Dilutive effect of stock options and restricted stock shares	245	79
Diluted weighted average common shares outstanding	6,886	6,656
Basic net income per common share	$0.76	$1.10
Diluted net income per common share	$0.73	$1.09

We excluded shares related to restricted stock totaling 41,661 shares for the year ended June 30, 2018, as their impact would have been anti-dilutive. No shares related to stock options or restricted stock were excluded for the year ended June 30, 2017.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our three largest customers, whose receivable balances collectively represented 76.6% of gross accounts receivable at June 30, 2018 and 65.6% at June 30, 2017. Additionally, amounts due related to our beta-alanine raw material sales were 17.3% of gross accounts receivable at June 30, 2018, and 21.3% of gross accounts receivable at June 30, 2017. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2018	2017
Raw materials	$16,209	$9,469
Work in progress	4,268	1,312
Finished goods	3,462	3,562
Reserve	(372)	(614)
	$23,567	$13,729

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years			2018	2017
Land	NA			$1,200	$1,200
Building and building improvements	7	–	39	3,721	3,706
Machinery and equipment	3	–	12	28,185	24,194
Office equipment and furniture	3	–	5	4,883	3,954
Vehicles		3		209	209
Leasehold improvements	1	–	15	15,688	17,038
Total property and equipment				53,886	50,301
Less: accumulated depreciation and amortization				(34,596)	(32,165)
Property and equipment, net				$19,290	$18,136

Depreciation expense was approximately $2.9 million in fiscal 2018 and $2.3 million in fiscal 2017.

D. Other comprehensive loss

      Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following at June 30 (dollars in thousands):

	Year Ended June 30, 2018
	Defined Benefit Pension Plan	Unrealized (Losses) Gains on Cash Flow Hedges	Total

Balance as of June 30, 2017	$(491)	$(414)	$(905)

OCI/OCL before reclassifications	69	(1,370)	(1,301)
Amounts reclassified from OCI	80	1,689	1,769

Tax effect of OCI activity	(45)	(96)	(141)
Net current period OCI/OCL	104	223	327
Balance as of June 30, 2018	$(387)	$(191)	$(578)

	Year Ended June 30, 2017
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2016	$(775)	$95	$(680)

OCI/OCL before reclassifications	271	(110)	161
Amounts reclassified from OCI	175	(685)	(510)

Tax effect of OCI activity	(162)	286	124
Net current period OCI/OCL	284	(509)	(225)
Balance as of June 30, 2017	$(491)	$(414)	$(905)

E. Debt

On March 20, 2018, we executed an amendment to our credit facility with Wells Fargo Bank, N.A. to extend the maturity for our working line of credit from February 1, 2020, to February 1, 2021. The Credit Agreement provides us with a credit line of up to $10.0 million. The line of credit may be used to finance working capital requirements. There was no commitment fee required as part of this amendment. There are no amounts currently drawn under the line of credit.

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

On June 30, 2018, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the year ended June 30, 2018. As of June 30, 2018, we had $10.0 million available under our credit facilities.

F. Income Taxes

During fiscal 2018, we recorded U.S.-based domestic tax expense of $4.4 million. During fiscal 2017, we recorded U.S.-based domestic tax expense of $2.2 million.

The provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2018	2017
Current:
Federal	$2,141	$1,791
State	52	90
Foreign	976	646
	3,169	2,527
Deferred:
Federal	2,024	305
State	134	44
Foreign	235	—
	2,393	349
Total provision for income taxes	$5,562	$2,876

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2018	2017
Deferred tax assets:
Inventory capitalization	$267	$438
Inventory reserves	29	178
Pension liability	121	241
Accrued bonus	—	114
Net operating loss carry forward	240	240
Deferred rent	129	193
Accumulated depreciation and amortization	—	8
Stock-based compensation	155	195
Tax credit carry forward	230	176
Accrued vacation expense	70	111
Other, net	84	256
Total gross deferred tax assets	1,325	2,150

Deferred tax liabilities:
Prepaid expenses	(101)	(148)
Withholding taxes	(1,133)	—
Fixed Assets	(388)	—
Foreign inventory reserves	(235)	—
Deferred tax liabilities	(1,857)	(148)
Valuation allowance	—	—
Net deferred tax (liabilities) assets	$(532)	$2,002

As of June 30, 2018, we remeasured certain deferred tax assets and liabilities based on the newly enacted 21% tax rate. The amount we recorded from remeasuring our deferred tax balance was $212,000 and was treated as a discrete expense for the year ended June 30, 2018.

At June 30, 2018, we had state tax net operating loss carry forwards of approximately $3.4 million. Under California tax law, net operating loss deductions were suspended for tax years beginning in 2008, 2009, 2010 and 2011 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. Our state tax loss carry forwards will begin to expire in fiscal 2032, unless used before their expiration.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2018 and June 30, 2017.

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2015 and forward are subject to examination by the U.S. tax authorities and our years for the fiscal year ended June 30, 2007 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2015 and forward are subject to examination by the Switzerland tax authorities.

NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 20.2%. NAIE had pretax net income of $6.0 million for the fiscal year ended June 30, 2018.

A reconciliation of income tax provision computed by applying the statutory federal income tax rate of 28.06% for fiscal 2018 and 34% for fiscal 2017 to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2018	2017
Income taxes computed at statutory federal income tax rate	$2,969	$3,438
State income taxes, net of federal income tax expense	131	95
Expenses not deductible for tax purposes	(90)	29
Foreign tax rate differential	(473)	(613)
Tax Act	3,025	—
Other, net	—	(73)
Income tax provision as reported	$5,562	$2,876
Effective tax rate	52.4%	28.4%

The effective tax rate for the year ended June 30, 2018 was 52.4%. In comparison, the effective tax rate for the year ended June 30, 2017 was 28.4%. The effective tax rate for the year ended June 30, 2018 differs from the estimated U.S. federal statutory rate of 28.06% primarily due to the impact of the Act’s required one-time transition tax and the reevaluation of our deferred taxes, offset by the favorable impact of foreign earnings taxed at less than the U.S. statutory rate. We expect our U.S. federal statutory rate to be 21% for fiscal years beginning after June 30, 2018.

As part of the Act, we are required to recognize a one-time deemed repatriation transition tax based on our total post-1986 earnings and profits (E&P) from our Swiss subsidiary, NAIE. This accumulated E&P amount has historically been considered permanently reinvested thereby allowing us to defer recognizing any U.S. income tax on the amount. As a result of the Act we recorded a provisional amount for our one-time transition tax liability resulting in an increase in income tax expense during the year ended June 30, 2018 of $1.7 million, which was treated as a discrete expense. In accordance with the provisions of the Act, we will elect to pay this tax over an eight-year period. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. We no longer consider undistributed foreign earnings from NAIE as of December 31, 2017 as indefinitely reinvested. As a result, we have recorded $1.1 million in estimated foreign withholding taxes on the amounts deemed repatriated under the Act, which was also treated as a discrete expense during the period. We consider earnings accumulated subsequent to December 31, 2017 as indefinitely reinvested.

G. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months or longer of continuous employment are eligible to participate in the plan. Under the 401(k) plan, we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. The total contributions under the plan charged to income from operations totaled $256,000 for fiscal 2018 and $248,000 for fiscal 2017.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to operating income for these benefits totaled $1.1 million for the fiscal year ended June 30, 2018 and $1.0 million for the fiscal year ended June 30, 2017.

We formerly sponsored a defined benefit pension plan, which provides retirement benefits to employees based generally on years of service and compensation during the last five years before retirement. Effective June 21, 1999, we adopted an amendment to freeze benefit accruals to the participants. Annually, we contribute an amount not less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 nor more than the maximum tax-deductible amount.

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2018	2017
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,804	$2,329
Interest cost	57	70
Actuarial (gain) loss	(24)	(189)
Benefits paid	(339)	(406)
Benefit obligation at end of year	$1,498	$1,804
Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,247	$1,571
Actual return on plan assets	83	117
Employer contributions	500	—
Benefits paid	(339)	(406)
Plan expenses	(38)	(35)
Fair value of plan assets at end of year	$1,453	$1,247
Reconciliation of Funded Status:
Difference between benefit obligation and fair value of plan assets	$(45)	$(557)
Unrecognized net actuarial loss in accumulated other comprehensive income	523	671
Net amount recognized	$478	$114

Projected benefit obligation	$1,498	$1,804
Accumulated benefit obligation	$1,498	$1,804
Fair value of plan assets	$1,453	$1,247

The weighted-average discount rate used for determining the projected benefit obligations for the defined benefit pension plan was 4.1% for the year ended June 30, 2018 and 3.9% during the year ended June 30, 2017.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2018	2017
Interest cost	$57	$70
Expected return on plan assets	(89)	(74)
Recognized actuarial loss	49	93
Settlement loss	119	155
Net periodic benefit expense	$136	$244

In the fiscal year ended June 30, 2018, we contributed $500,000 to our defined benefit pension plan. We do not expect to make any contributions in the fiscal year ended June 30, 2019.

The following is a summary of changes in plan assets and benefit obligations recognized in other comprehensive income (in thousands):

	2018	2017
Net gain	$(18)	$(233)
Settlement loss	(119)	(155)
Amortization of net loss	(49)	(93)
Plan expenses	38	35
Total recognized in other comprehensive income (loss)	$(148)	$(446)
Total recognized in net periodic benefit cost and other comprehensive income	$(12)	$(202)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $5,000. We do not have any transition obligations or prior service costs recorded in accumulated other comprehensive income.

The following benefit payments are expected to be paid (in thousands):

2019	$33
2020	72
2021	84
2022	83
2023	89
2024-2028	545
Total benefit payments expected to be paid	$906

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2018	2017
Discount rate	4.14%	3.87%
Expected long-term rate of return	6.80%	6.50%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2018	2017	Target Allocation
Equity securities	51%	41%	49%
Debt securities	47%	44%	46%
Commodities	0%	2%	2%
Cash and money market funds	2%	13%	3%
	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2018 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$30	$30	$—	$—
Commodities and other	$1	$1	$—	$—
Equity securities(1)	$734	$734	$—	$—
Debt securities(2)	$688	$688	$—	$—
Total	$1,453	$1,453	$—	$—

(1)

This category is comprised of publicly traded funds, of which 47% are large-cap funds, 27% are mid-cap and small-cap, 16% are developed market funds, 9% are emerging markets equity funds, and 1% are specialty funds.

(2)

This category is comprised of publicly traded funds, of which 18% are REITs, 17% are high-yield fixed income funds, 36% are U.S. fixed income funds, 8% are developed market fixed income funds, and 21% are international/emerging markets funds.

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

During the year ended June 30, 2018, we did not repurchase any shares of our common stock under the repurchase plan. During the year ended June 30, 2017, we repurchased 39,547 shares at a weighted average cost of $8.74 per share and a total cost of $345,000 including commissions and fees.

During fiscal 2018, we acquired 43,610 shares in connection with restricted stock shares that vested during that year at a weighted average cost of $11.68 per share and a total cost of $510,000. During fiscal 2017, we acquired 38,729 shares in connection with restricted stock shares that vested during that year at a weighted average cost of $9.47 per share and a total cost of $367,000. These shares were returned to us by the related employees and in return we paid each employee’s required tax withholding resulting from the vesting of restricted shares. The valuation of the shares acquired and thereby the number of shares returned to us was calculated based on the closing share price on the date the shares vested.

Stock Incentive Plans

Effective as of October 15, 2009, our Board of Directors approved the 2009 Plan. The 2009 Plan was approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the 2009 Plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. Between October 15, 2009, and June 30, 2018, a total of 1.3 million shares of common stock have been authorized under the 2009 Plan for issuance to our employees, non-employee directors and consultants. As of June 30, 2018, there were 319,000 remaining shares available for grant under the 2009 Plan.

Stock option activity for the year ended June 30, 2018 was as follows:

	2009 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Vested and exercisable at June 30, 2017	140,000	$6.36
Exercised	—	$—
Forfeited	(5,000)	$7.50
Granted	—	$—
Outstanding at June 30, 2018	135,000	$6.32	2.58	$516,760
Vested and exercisable at June 30, 2018	135,000	$6.32	2.58	$516,760

Restricted stock activity for the year ended June 30, 2018 was as follows:

	Number of Shares – 2009 Plan	Number of Shares outside of 2009 Plan	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2017	330,665	—	$8.83
Granted	175,000	500,000	$10.19
Vested	(138,677)	—	$8.71
Forfeited	(9,999)	—	$10.55
Nonvested at June 30, 2018	356,989	500,000	$9.90

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

NAIE leases facility space in Manno, Switzerland. The leased space totals approximately 94,217 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European marketplace. Effective July 1, 2014, NAIE entered into a new lease with its current landlord. The new lease replaced, extended, and enlarged an existing lease between the same parties for the same building in Manno Switzerland. The new lease has a term of five years with a right for NAIE to extend the lease for an additional five years. The initial five year term expires on June 30, 2019 and we have notified the landlord that we intend to extend the lease for an additional five years.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2018 (in thousands):

	2019	2020	2021	2022	2023	There- after	Total
Gross minimum rental commitments	$2,796	$2,794	$2,829	$2,864	$2,901	$2,547	$16,731

Rental expense totaled $3.0 million for the fiscal year ended June 30, 2018 and $3.0 million for the fiscal year ended June 30, 2017.

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

	Fiscal 2018	Fiscal 2017
Customer 1	$74,349	$60,532
Customer 2	13,881	(a)
	$88,230	$60,532

(a)	Sales were less than 10% of the respective period’s consolidated net sales.

Accounts receivable from these customers totaled $9.2 million at June 30, 2018 and $1.5 million at June 30, 2017.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Year ended June 30,
	2018		2017
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$7,727	11%	(a)	(a	)
Supplier 2	7,487	10%	(a)	(a	)
Supplier 3	(a)	(a )	6,694	12%
	$15,214	21%	$6,694	12%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

During the year ended June 30, 2018 and prior, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. These contracts are expected to be settled through August 2019. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (OCI) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest income or expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. We did not have any losses or gains related to the ineffective portion of our hedging instruments during the year ended June 30, 2018. During the year ended June 30, 2017, we recorded a $189,000 gain related to the ineffective portion of our hedging instruments to other income. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of June 30, 2018, the notional amounts of our foreign exchange contracts were $34.4 million (€29.0 million). As of June 30, 2018, a net liability of approximately $328,000 offset by $76,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. As of June 30, 2017, a net liability of approximately $646,000, offset by $232,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $321,000 of the gross loss, as of June 30, 2018, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of June 30, 2018, $55,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $46,000 was classified in other non-current assets, and $101,000 was classified in accrued liabilities in our Consolidated Balance Sheets. During the year ended June 30, 2018, we recognized $1.4 million of losses in OCI, reclassified $0.9 million of losses from OCI to expense, and reclassified $2.6 million of gains from OCI to revenue. During the year ended June 30, 2017, we recognized $320,000 of losses in OCI, reclassified $430,000 of gains from OCI to expense, and reclassified $685,000 of gains from OCI to revenue.

L. Contingencies

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to product liability, employment, intellectual property, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters will result in a material adverse effect on our business, consolidated financial condition, or results of operations and the price of our common stock. However, a settlement payment or unfavorable outcome could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes that we do not expect.

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

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2018	2017
Net Sales
Private-label contract manufacturing	$110,992	$95,024
Patent and trademark licensing	21,445	26,922
	$132,437	$121,946

	2018	2017
Income from Operations
Private-label contract manufacturing	$10,482	$8,569
Patent and trademark licensing	5,730	7,534
Income from operations of reportable segments	16,212	16,103
Corporate expenses not allocated to segments	(6,679)	(6,401)
	$9,533	$9,702

	2018	2017
Assets
Private-label contract manufacturing	$69,037	$60,489
Patent and trademark licensing	16,170	12,122
	$85,207	$72,611

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2018	2017
United States	$65,482	$63,104
Markets outside the United States	66,955	58,842
Total net sales	$132,437	$121,946

Products manufactured by NAIE accounted for 81% of consolidated net sales in markets outside the U.S. in fiscal 2018 and 59% in fiscal 2017. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2018 and 2017.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

2018	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$10,887	$51,562	$1,564
Europe	8,403	33,645	2,517
	$19,290	$85,207	$4,081

2017	Long-Lived Assets	Total Assets	Capital Expenditures
United States	$10,753	$47,777	$2,365
Europe	7,383	24,834	2,989
	$18,136	$72,611	$5,354

N. Subsequent Events

On July 9, 2018, we purchased 16 forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The 16 contracts expire monthly beginning September 2018 and ending August 2020. The forward contracts have a notional amount of €52.6 million and a weighted average forward rate of 1.21.

Management has evaluated subsequent events through September 19, 2018, the date the Statements were available to be issued and there are no subsequent events that would require adjustment to or disclosure in the Statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2018. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2018 based on the criteria issued by COSO.

This assessment does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested to by the Company’s independent registered public accounting firm pursuant to applicable law and rules that permit the Company to provide only the management’s report as part of this assessment.

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information called for under Items 10- 14 of this Part III will be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 7, 2018, to be filed on or before October 29, 2018.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2018 and 2017;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2018 and 2017;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2018 and 2017;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017; and

•	Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003
10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.9	2009 Omnibus Incentive Plan*	Attachment D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009
10.21	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.23	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.30	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.33	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 1, 2014	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 22, 2014 filed with the commission on December 24, 2014.
10.37	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of April 1, 2014	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.38	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini effective July 1, 2014 (English translation)	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.39	Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective October 1, 2015*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.40	Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective October 1, 2015*	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.41	Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective October 1, 2015*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the commission on November 12, 2015.
10.42	First amendment to credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of February 1, 2016	Exhibit 10.01 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the commission on February 9, 2016.
10.44	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective September 1, 2016*	NAI’s Current Report on Form 8-K dated September 1, 2016, filed with the commission on September 6, 2016
10.45	Second Amendment to the Credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of March 28, 2017	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the commission on May 15, 2017
10.46	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank N.A. dated March 28, 2017 in the amount of $10,000,000	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the commission on May 15, 2017
10.47	Exclusive Manufacturing Agreement by and between NAI and the Juice Plus+ Company dated August 7, 2017	Exhibit 10.45 of NAI’s Current Report on Form 8-K filed with the commission on August 11, 2017
10.48	Restricted Stock Agreement by and between NAI and the Juice Plus+ Company dated August 7, 2017	Exhibit 10.46 of NAI’s Current Report on Form 8-K filed with the commission on August 11, 2017
10.49	Third amendment to the Credit agreement by and between NAI and Wells Fargo Bank N.A. effective as of September 30, 2017	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, filed with the commission on November 13, 2017
10.50	Loan and Security agreement by and between NAI and Kaged Muscle, LLC effective as of September 30, 2017	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, filed with the commission on November 13, 2017
10.51	Fourth Amendment to the Credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of March 20, 2018	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the commission on May 14, 2018
10.52	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank N.A. dated March 20, 2018 in the amount of $10,000,000	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the commission on May 14, 2018
21	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 19, 2018

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and Chairman of the Board of Directors	September 19, 2018
(Mark A. LeDoux)	(principal executive officer)

/s/ Michael E. Fortin	Chief Financial Officer	September 19, 2018
(Michael E. Fortin)	(principal financial officer and principal accounting officer)

/s/ Joe E. Davis	Director	September 19, 2018
(Joe E. Davis)

/s/ Alan G. Dunn	Director	September 19, 2018
(Alan G. Dunn)

/s/ Alan J. Lane	Director	September 19, 2018
(Alan J. Lane)

/s/ Lee G. Weldon	Director	September 19, 2018
(Lee G. Weldon)