Form 10-Q
period 2018-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2018-11-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

000-15701

(Commission file number)

_____________________________________

NATURAL ALTERNATIVES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State of incorporation)	(IRS Employer Identification No.)

1535 Faraday Ave Carlsbad, CA 92008	(760) 736-7700
(Address of principal executive offices)	(Registrant’s telephone number)

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

As of November 13, 2018, 7,570,871 shares of NAI's common stock were outstanding, net of 1,105,806 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. These include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” or “projects,” or the negative or other variation of such words, and similar expressions may each identify a statement as a forward-looking statement. Any statements contained herein that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about our future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

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
•

currency exchange rates, their effect on our results of operations, including amounts that we may reclassify as earnings, the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;
•	sources and availability of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•	inventory levels, including the adequacy of raw material and other inventory levels to meet future customer demand;
•	the future adequacy and intended use of our facilities;
•	potential manufacturing and distribution channels, product returns, and product recalls;
•	future customer orders;
•	the impact of external factors on our business and results of operations, especially variations in our quarterly net sales from seasonal and other factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices;
•	our ability to successfully expand our operations, including outside the United States (U.S.);
•	the adequacy of our financial reserves and allowances;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2018	June 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,613	$23,613
Accounts receivable - less allowance for doubtful accounts of $63 at September 30, 2018 and $49 at June 30, 2018	12,733	14,621
Note receivable	1,500	1,500
Inventories, net	24,972	23,567
Prepaids and other current assets	3,087	1,882
Total current assets	69,905	65,183
Property and equipment, net	19,277	19,290
Other noncurrent assets, net	920	734
Total assets	$90,102	$85,207
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,064	$9,649
Accrued liabilities	2,302	2,346
Accrued compensation and employee benefits	1,612	1,498
Income taxes payable	1,442	787
Total current liabilities	15,420	14,280

Long-term pension liability	57	45
Deferred rent	555	556
Income taxes payable, noncurrent	1,546	1,546
Deferred income taxes	648	532
Total liabilities	18,226	16,959
Commitments and contingencies (Note K)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 7,577,735 at September 30, 2018 and 7,558,408 at June 30, 2018	85	85
Additional paid-in capital	25,177	24,486
Retained earnings	53,399	50,839
Treasury stock, at cost, 1,098,942 shares at September 30, 2018 and 1,098,268 June 30, 2018	(6,590)	(6,584)
Accumulated other comprehensive loss	(195)	(578)
Total stockholders’ equity	71,876	68,248
Total liabilities and stockholders’ equity	$90,102	$85,207

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net sales	$36,532	$28,074
Cost of goods sold	29,369	21,704
Gross profit	7,163	6,370
Selling, general and administrative expenses	4,439	4,487

Income from operations	2,724	1,883

Other income (expense):
Interest income	555	250
Interest expense	(3)	-
Foreign exchange loss	(78)	(143)
Other, net	23	1
Total other income	497	108

Income before income taxes	3,221	1,991
Provision for income taxes	662	557
Net income	$2,559	$1,434
Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	383	(1,134)

Comprehensive income	$2,942	$300

Net income per common share:
Basic	$0.38	$0.22

Diluted	$0.37	$0.21

Weighted average common shares outstanding:
Basic	6,764,962	6,606,518

Diluted	6,964,942	6,831,230

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$2,559	$1,434
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	792	717
Non-cash sales discount	245	163
Non-cash compensation	409	301
Pension expense	12	51
(Gain) loss on disposal of assets	(1)	1
Changes in operating assets and liabilities:
Accounts receivable, net	1,888	(799)
Notes Receivable	-	-
Inventories, net	(1,405)	(5,267)
Prepaids and other assets	(993)	52
Accounts payable and accrued liabilities	471	5,773
Accrued compensation and employee benefits	114	(604)
Income taxes	655	492
Net cash provided by operating activities	4,746	2,314

Cash flows from investing activities
Purchases of property and equipment	(796)	(956)
Proceeds from sale of property and equipment	19	5
Issuance of notes receivable	—	(1,500)
Net cash used in investing activities	(777)	(2,451)

Cash flows from financing activities
Repurchase of common stock	(6)	—
Issuance of common stock	37	—
Net cash provided by financing activities	31	—

Net increase (decrease) in cash and cash equivalents	4,000	(137)
Cash and cash equivalents at beginning of period	23,613	27,843
Cash and cash equivalents at end of period	$27,613	$27,706

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3	$—
Taxes	$7	$76
Disclosure of non-cash activities:
Change in unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	$383	$(1,134)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (“2018 Annual Report”). The accounting policies used to prepare the financial statements included in this report are the same as those described in the notes to the consolidated financial statements in our 2018 Annual Report unless otherwise noted below.

Recently Adopted Accounting Pronouncements

In April 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-10, Revenue from Contracts with Customers (Topic 606)(ASU 2017-10), which amends and adds clarity to certain aspects of the guidance set forth in the upcoming revenue standard (ASU 2014-09) related to identifying performance obligations and licensing. In May 2017, the FASB issued Accounting Standards Update No. 2017-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (ASU 2017-11), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2017, the FASB issued Accounting Standards Update No. 2017-12, Revenue from Contracts with Customers (Topic 606) (ASU 2017-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09.  All of these ASUs have been codified under Accounting Standards Codification (ASC) 606.

This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current historical revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods and services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with their respective customers.

The new revenue standard is required to be applied either retrospectively to each prior reporting period presented or prospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application, supplemented with certain disclosures related to the effect of adoption on previously reported amounts, if any (the modified retrospective method). We adopted the standard on July 1, 2018 for contracts that were not completed before the adoption date, using the modified retrospective method.  We evaluated the effect of the standard and concluded it is not material to the timing or amount of revenues or expenses recognized in our historical consolidated financial statements. As a result, we concluded the application of the standard does not have a material effect that requires a retrospective adjustment for reporting disclosure purposes to any previously reported amounts in our historical consolidated financial statements.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when the taxpayer does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, we calculated our taxes for fiscal 2018 to the best of our ability and we do not expect any significant changes, however our estimated income tax could change once we complete our tax return and thus our tax expense for fiscal 2018 is considered provisional and is expected to be finalized by the end of the one-year measurement period ending December 22, 2018.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2018-03 is intended to improve certain aspects of recognition, measurement, presentation, and disclosure of certain financial instruments, i.e. forward contracts, purchased options and option liabilities. We do not expect this ASU to have a material impact on our consolidated financial statements. ASU 2018-03 is effective for us beginning in this quarter, our first quarter of fiscal 2019.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends existing standards for leases to increase transparency and comparability among organizations by requiring recognition of lease assets and liabilities on the balance sheet and requiring disclosure of key information about such arrangements.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This ASU affects narrow aspects of the guidance issued in the amendments in ASU No. 2016-02 including those regarding residual value guarantees, the interest rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on the interest rate implicit in the lease, and failed sale and leaseback transactions.  These ASUs will be effective for us beginning in our first quarter of fiscal 2020.  We are currently evaluating the impact these ASUs will have on our consolidated financial statements.

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

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on our present or future financial statements.

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

	Three Months Ended September 30,
	2018	2017
Numerator
Net income	$2,559	$1,434

Denominator
Basic weighted average common shares outstanding	6,765	6,607
Dilutive effect of stock options	200	224
Diluted weighted average common shares outstanding	6,965	6,831

Basic net income per common share	$0.38	$0.22

Diluted net income per common share	$0.37	$0.21

We excluded shares related to restricted stock totaling 15,000 shares for the three months ended September 30, 2018, as their impact would have been anti-dilutive. No shares related to stock options were excluded for the three months ended September 30, 2018. No shares related to stock options or restricted stock were excluded for the three months ended September 30, 2017.

Revenue Recognition

We record revenue based on the five-step model which includes: (1) identifying a contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price among the performance obligations; and (5) recognizing revenue when the various performance obligations are satisfied.

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling one of more performance obligations. We identify purchase orders from customers as contracts. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, including estimates for early payment discounts and volume rebates. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period and the impact of any adjustments is recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider both the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices are due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products ordered to the customer.

Revenue is recognized at the point in time that our performance obligation is fulfilled, and control of the ordered products is transferred to the customer. This occurs when the product is shipped, or in some cases, when the product is delivered to the customer.

We provide early payment discounts to certain customers. Based on historical payment trends, we expect that these customers will take advantage of these early payment discounts. The cost of these discounts is reported as a reduction to the transaction price. If the actual discounts differ from those estimated, the difference is reported as a change in the transaction price.

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of September 30, 2018, we have no known returns liability.

On August 7, 2017, we entered into three agreements (“Agreements”), with The Juice Plus+ Company LLC (“Juice Plus+”). The Agreements are an Exclusive Manufacturing Agreement, a Restricted Stock Award Agreement, and an Irrevocable Proxy. Pursuant to the Exclusive Manufacturing Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. Pursuant to the Restricted Stock Award Agreement, NAI granted 500,000 shares of NAI common stock to Juice Plus+, (the “Shares”), and Juice Plus+ agreed the Shares are subject to certain restrictions and risk of forfeiture. Pursuant to the Irrevocable Proxy, Juice Plus+ also granted the NAI Board of Directors the right to vote the Shares that remain subject to the risk of forfeiture. Each Agreement is for a term of 5 years, and each may be terminated by either party only upon the occurrence of specified events. The expense associated with the Shares granted to Juice Plus+ is recorded as a reduction to revenue. We recorded $245,000 of expense during the three months ended September 30, 2018 and $163,000 for the three months ended September 30, 2017 as a "Non-cash Sales Discount" which is an offset to net sales.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $5.4 million during the three months ended September 30, 2018 and $5.9 million during the three months ended September 30, 2017. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom we acquired the patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $263,000 during the three months ended September 30, 2018, and $284,000 during the three months ended September 30, 2017.

Notes Receivable

On September 30, 2017, we accepted a 12-month note (Loan Agreement) from Kaged Muscle, LLC (“Kaged Muscle”), one of our contract manufacturing customers, in exchange for $1.5 million of trade receivables due to us from Kaged Muscle. On September 30, 2018, we entered into a First Amendment (the “First Amendment”) with Kaged Muscle in connection with the Loan Agreement. The First Amendment modifies the Loan Agreement and related promissory note by extending the maturity date from September 30, 2018 to December 28, 2018 in exchange for an extension fee in the amount of $25,000. Kaged Muscle is one of our fastest growing sports nutrition customers and we executed this note receivable conversion, and subsequent amendment, to assist them with their near term financing needs. The note carries an interest rate of fifteen percent (15%) per annum with payments of interest only.  Repayment of the note is secured by all of the assets of Kaged Muscle and the note is personally guaranteed by the co-founder and President of Kaged Muscle. Interest is due quarterly and the note can be prepaid in any amount at any time without penalty.  In association with this note, we recognized $58,000 in interest income during the three months ended September 30, 2018 and zero interest income during the three months ended September 30, 2017.

Stock-Based Compensation

We have an omnibus equity incentive plan that was approved by our Board of Directors effective October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the 2009 Plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants.

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

We recognize forfeitures as they occur.

We did not grant any options during the three months ended September 30, 2018 or the three months ended September 30, 2017. All remaining outstanding stock options are fully vested. During the three months ended September 30, 2018, 5,000 options were exercised. There were no options exercised during the three months ended September 30, 2017. There were no forfeitures during the three months ended September 30, 2018 or the three months ended September 30, 2017.

During the three months ended September 30, 2018, we granted a total of 15,000 restricted stock shares to a new member of our management team. We did not grant any shares to employees during the three months ended September 30, 2017. Our net income included stock based compensation expense of approximately $409,000 for the three months ended September 30, 2018, and $301,000 for the three months ended September 30, 2017.

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

As of September 30, 2018, and June 30, 2018, we did not have any financial assets or liabilities classified as Level 1, except for assets and liabilities related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of September 30, 2018 was a net asset of $1.0 million. The fair value of our forward exchange contracts as of June 30, 2018 included a net asset of $55,000 and a net liability of $55,000, with no right of offset. As of September 30, 2018, and June 30, 2018, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2018 or the three months ended September 30, 2018.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our three largest customers, whose receivable balances collectively represented 67.6% of gross accounts receivable at September 30, 2018 and 76.6% at June 30, 2018. Additionally, amounts due related to our beta-alanine raw material sales were 20.4% of gross accounts receivable at September 30, 2018, and 17.3% of gross accounts receivable at June 30, 2018. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
Raw materials	$17,092	$16,209
Work in progress	3,256	4,268
Finished goods	5,005	3,462
Reserve	(381)	(372)
	$24,972	$23,567

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			September 30, 2018	June 30, 2018
Land		NA		$1,200	$1,200
Building and building improvements	7	–	39	3,721	3,721
Machinery and equipment	3	–	12	28,393	28,185
Office equipment and furniture	3	–	5	4,861	4,883
Vehicles		3		313	209
Leasehold improvements	1	–	15	15,821	15,688
Total property and equipment				54,309	53,886
Less: accumulated depreciation and amortization				(35,032)	(34,596)
Property and equipment, net				$19,277	$19,290

D. Other Comprehensive Loss

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three months ended September 30, 2018
	Defined Benefit Pension Plan	Unrealized (Losses) Gains on Cash Flow Hedges	Total

Balance as of June 30, 2018	$(387)	$(191)	$(578)

OCI/OCL before reclassifications	—	945	945
Amounts reclassified from OCI	—	(446)	(446)

Tax effect of OCI activity	—	(116)	(116)
Net current period OCI/OCL	—	383	383
Balance as of September 30, 2018	$(387)	$192	$(195)

During the three months ended September 30, 2018, the amounts reclassified from OCI were comprised of $41,000 of losses reclassified to net revenues and $487,000 related to the amortization of forward points reclassified to other income.

	Three months ended September 30, 2017
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2017	$(491)	$(414)	$(905)

OCI/OCL before reclassifications	—	(1,953)	(1,953)
Amounts reclassified from OCI	—	178	178

Tax effect of OCI activity	—	641	641
Net current period OCI/OCL	—	(1,134)	(1,134)
Balance as of September 30, 2017	$(491)	$(1,548)	$(2,039)

During the three months ended September 30, 2017, the amounts reclassified from OCI were comprised of $422,000 of losses reclassified to net revenues and $244,000 related to the amortization of forward points reclassified to other income.

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

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time; and (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by us from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.25% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.25% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have a foreign exchange facility with Wells Fargo Bank, N.A. in effect until January 31, 2021, and with Bank of America, N.A. in effect until August 15, 2019.

On September 30, 2018, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the three months ended September 30, 2018. As of September 30, 2018, we had $10.0 million available under our credit facilities.

F. Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of any of these customers, or a significant decline in any of (i) the in sales to these customers, (ii) the growth rate of sales to these customers, or (iii) in these customers’ ability to make payments when due, each could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective period's consolidated net sales were as follows (in thousands):

	Three months Ended September 30,
	2018	2017
Customer 1	$21,078	$13,157
Customer 2	3,729	3,161
	$24,807	$16,318

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three months Ended September 30,
	2018			2017
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier		% of Total Raw Material Purchases
Supplier 1	$3,107		15%	(a	)	(a )
Supplier 2	(a	)	(a )	1,967		14%
	$3,107		15%	$1,967		14%

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

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. Transfers of raw materials between segments are recorded at cost. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A above and in the consolidated financial statements included in our 2018 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three months Ended September 30,
	2018	2017
Net Sales
Private-label contract manufacturing	$31,087	$22,222
Patent and trademark licensing	5,445	5,852
	$36,532	$28,074

	Three months Ended September 30,
	2018	2017
Income from Operations
Private-label contract manufacturing	$3,145	$2,257
Patent and trademark licensing	1,802	1,188
Income from operations of reportable segments	4,947	3,445
Corporate expenses not allocated to segments	(2,223)	(1,562)
	$2,724	$1,883

	September 30, 2018	June 30, 2018
Total Assets
Private-label contract manufacturing	$72,677	$69,037
Patent and trademark licensing	17,425	16,170
	$90,102	$85,207

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three months Ended September 30,
	2018	2017
United States	$17,646	$15,194
Markets outside the United States	18,886	12,880
Total net sales	$36,532	$28,074

Products manufactured by NAIE accounted for 72% of net sales in markets outside the U.S. for the three months ended September 30, 2018, and 75% for the three months ended September 30, 2017. No products manufactured by NAIE were sold in the U.S. during the three months ended September 30, 2018 and 2017.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Three Months Ended
	September 30, 2018	June 30, 2018	September 30, 2018	June 30, 2018	September 30, 2018	September 30, 2017
United States	$10,841	$10,887	$54,279	$51,562	$337	$89
Europe	8,436	8,403	35,823	33,645	459	867
	$19,277	$19,290	$90,102	$85,207	$796	$956

H. Income Taxes

The effective tax rate for the three months ended September 30, 2018 was 20.6%. The rate differs slightly from the U.S. federal statutory rate of 21% primarily due to the favorable impact of foreign earnings of NAIE, which are taxed at less than the U.S. statutory rate.  The effective tax rate for the three months ended September 30, 2017 was 28.0%.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. There were no significant discrete items for the three months ended September 30, 2018. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended September 30, 2018, there was no change to our valuation allowance for our deferred tax assets.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates, for each of the jurisdictions in which we operate, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date for such new rates.

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

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to those reserves. There were no adjustments to reserves in the three months ended September 30, 2018.

I. Treasury Stock

On June 2, 2011, the Board of Directors authorized the repurchase of up to $2.0 million of our common stock. On February 6, 2015, the Board of Directors authorized a $1.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $3.0 million. On May 11, 2015, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $5.0 million. On March 28, 2018, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $7.0 million. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions.

During the three months ended September 30, 2018 and September 30, 2017, we did not repurchase any shares under this repurchase plan.

During the three months ended September 30, 2018, we acquired 674 shares from employees in connection with restricted stock shares owned by such employees that vested during that period at a weighted average cost of $9.65 per share and a total cost of $6,000. During the three months ended September 30, 2017, we acquired 734 shares from employees in connection with restricted stock shares owned by such employees that vested during that period at a weighted average cost of $10.70 per share and a total cost of $8,000. These shares were returned to us by the subject employees and in exchange therefor we paid each employee’s required tax withholding liability incurred due to the vesting of their restricted stock shares during that period. The valuation of the shares acquired and therefor the number of shares returned to us was calculated based on the closing share price on the date the shares vested.

J. Derivatives and Hedging

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to forecasted product sales denominated in foreign currencies and to other transactions of NAIE, our foreign subsidiary. As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we may use foreign exchange contracts in the form of forward contracts. To the extent we enter into such contracts, there can be no guarantee any such contracts will be effective hedges against our foreign currency exchange risk.

As of September 30, 2018, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2020. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three months ended September 30, 2018, we did not have any losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of September 30, 2018, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $83.3 million (EUR 68.9 million). As of September 30, 2018, a net gain of approximately $171,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $119,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of September 30, 2018, the fair value of our cash flow hedges was an asset of $955,000, of which $680,000 was classified in prepaids and other current assets, and $275,000 was classified in other non-current assets in our Consolidated Balance Sheets. During the three months ended September 30, 2018, we recognized $458,000 of net gains in OCI and reclassified $41,000 of gains from OCI to revenue. As of June 30, 2018, $55,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $46,000 was classified in other non-current assets, and $101,000 was classified in accrued liabilities in our Consolidated Balance Sheets. During the three months ended September 30, 2017, we recognized $2.2 million of net losses in OCI and reclassified $422,000 of gains from OCI to revenue.

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

L. Subsequent Events

On October 19, 2018, Natural Alternatives International Europe Ltd. SA, a Swiss corporation ("NAIE") and wholly-owned subsidiary of Natural Alternatives International, Inc. entered into a new lease with its current landlord providing five additional years to the term of NAIE's leasehold for its primary manufacturing facility in Manno Switzerland. The new lease term runs from July 1, 2019 through June 30, 2024 and is automatically extended for successive one-year periods thereafter unless NAIE provides a one-year advance notice not to extend.

On November 5, 2018, Natural Alternatives International Europe Ltd. SA, a Swiss corporation ("NAIE") and wholly-owned subsidiary of Natural Alternatives International, Inc. entered into a lease with Sofinol SA for approximately 2,870 square meters of commercial warehouse space in a building located on the property adjacent to the leasehold for the primary existing NAIE facility in Manno Switzerland. NAIE intends to use the space primarily for raw material storage. The lease is for an initial five-year term commencing on January 1, 2019 and NAIE can terminate the lease with 12 months advance notice given on June 30th or December 31st each year of the initial term. At the end of the initial term the lease converts to a year to year lease at the same rental rate terminable by NAIE or the landlord upon 12 months' advance notice.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2018. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2018 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report or contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to two or three private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales and royalty and licensing revenue generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® and SR CarnoSyn® trademarks.

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

During the first three months of fiscal 2019, our net sales were 30% higher than in the first three months of fiscal 2018. Private label contract manufacturing sales increased 40% due primarily to the sale of new products to existing customers and higher volumes of current products to existing customers located primarily in U.S., Asian, Australia, and European markets. The increase in sales included shipment of new products and increased sales of existing products to our largest customer under our previously announced expanded relationship. Revenue concentration risk for our largest private label contract manufacturing customer as a percentage of our total net sales increased to 58% for the three months ended September 30, 2018 compared to 47% for the three months ended September 30, 2018. We expect our annualized fiscal 2019 revenue concentration for this customer to be consistent with fiscal 2018.

During the first three months of fiscal 2019, CarnoSyn® beta-alanine revenue decreased 7% to $5.4 million as compared to $5.9 million for the first three months of fiscal 2018. The decrease in beta-alanine revenue was primarily due to lower average material sales prices.

To protect our CarnoSyn® business and its underlying patent estate, we incurred litigation and patent compliance expenses of approximately $618,000 during the first quarter of fiscal 2019 and $972,000 during the comparable period in fiscal 2018. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® trademark, maintenance of our patent rights, the availability of the raw material beta-alanine when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, the ability to further commercialize our existing patents, and the continued compliance by third parties with our license agreements and patent and trademark rights.

During the remainder of fiscal 2019, we plan to continue our focus on:

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

Our critical accounting policies are discussed under Item 7 of our 2018 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report

In the three months ended September 30, 2018, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K related to the adoption of ASU 2014-09 on July 1, 2018, as described below.

Revenue Recognition

Revenue is recognized at the point in time that our performance obligation is fulfilled, and control of the ordered products is transferred to the customer. Generally, this occurs when the product is shipped, or in some cases, when the product is delivered to the customer. Refer to Revenue Recognition in Note A, "Basis of Presentation and Summary of Significant Accounting Policies," in this Quarterly Report, for additional information.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30, 2018		September 30, 2017		Increase (Decrease)
Private-label contract manufacturing	$31,087	85%	$22,222	79%	$8,865	40%
Patent and trademark licensing	5,445	15%	5,852	21%	(407)	(7)%
Total net sales	36,532	100%	28,074	100%	8,458	30%
Cost of goods sold	29,369	80%	21,704	77%	7,665	35%
Gross profit	7,163	20%	6,370	23%	793	12%
Selling, general & administrative expenses	4,439	12%	4,487	16%	(48)	(1)%
Income from operations	2,724	7%	1,883	7%	841	45%
Other income, net	497	1%	108	0%	389	360%
Income before income taxes	3,221	9%	1,991	7%	1,230	62%
Provision for income taxes	662	2%	557	2%	105	19%
Net income	$2,559	7%	$1,434	5%	$1,125	78%

Private label contract manufacturing sales increased 40% due primarily to the sale of new products to existing customers and higher volumes of current products to existing customers located primarily in U.S., Asian, Australian, and European markets. The increase in sales included shipment of new products and increased sales of existing products to our largest customer under our previously announced expanded relationship.

Net sales from our patent and trademark licensing segment decreased 7% during the first quarter of fiscal 2019. The decrease in beta-alanine raw material sales was primarily due to lower average material sales prices.

The change in gross profit margin for the three months ended September 30, 2018, was as follows:

Percentage Change
Contract manufacturing (1)	0.1
Patent and trademark licensing (2)	(3.2)
Total change in gross profit margin	(3.1)

1

Private-label contract manufacturing gross profit margin contribution increased 0.1 percentage points during the first quarter of fiscal 2019 as compared to the comparable period in fiscal 2018. The increase in gross profit as a percentage of sales is primarily due to a marginal decrease in per unit manufacturing costs.

2

During the first quarter of fiscal 2019, patent and trademark licensing gross profit margin contribution decreased 3.2 percentage points primarily due to decreased raw material sales and decreased royalty income as a percentage of total consolidated net sales which decreases were partially offset by favorable raw material costs.

Selling, general and administrative expenses decreased $48,000, or 1%, during the first quarter of fiscal 2019 primarily due to lower legal, marketing, and advertising costs associated with our patent and trademark licensing segment partially offset by increased employee compensation and consulting costs.

Other income, net increased $389,000 during the first quarter of fiscal 2019 as compared to the same period in the prior fiscal year primarily due to favorable interest income associated with our foreign currency hedge contracts.

Our income tax expense increased $105,000 during the first quarter of fiscal 2019 as compared to the same period in the prior fiscal year. The increase was primarily due to the higher pre-tax income in the first quarter of fiscal 2019 as compared to the comparable prior year period partially offset by a lower effective tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $4.7 million for the three months ended September 30, 2018 compared to net cash provided by operating activities of $2.3 million in the comparable quarter last year.

At September 30, 2018, changes in accounts receivable, consisting of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, provided $1.9 million in cash compared to using $799,000 of cash in the comparable prior year quarter. The increase in cash provided by accounts receivable during the quarter ended September 30, 2018 primarily resulted from timing and amount of sales and the related collections. Days sales outstanding was 34 days during the three months ended September 30, 2018 as compared to 29 days for the prior year period.

Changes in inventory used $1.4 million in cash during the three months ended September 30, 2018 compared to using $5.3 million in the comparable prior year quarter. The change in cash used by inventory during the quarter ended September 30, 2018 was primarily related to the timing of sales and new order activity. Changes in accounts payable and accrued liabilities provided $471,000 in cash during the three months ended September 30, 2018 compared to providing $5.8 million during the three months ended September 30, 2017. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the three months ended September 30, 2018 was $777,000 compared to $2.5 million in the comparable quarter last year. The primary reason for the change was due to the conversion of $1.5 million of accounts receivable into a note receivable during the first quarter of fiscal 2018 with no similar activity in the first quarter of fiscal 2019. In addition, we made capital equipment purchases of $796,000 in the three months ended September 30, 2018 as compared to capital equipment purchases of $956,000 in the three months ended September 30, 2017. Capital expenditures during fiscal 2019 and fiscal 2018 were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities. At September 30, 2018 and June 30, 2018, on a consolidated basis, we had no outstanding balances due in connection with our loan facility.

During the three months ending September 30, 2018, we were in compliance with all of the financial and other covenants required under the Credit Agreement.  Refer to Note E, "Debt," in this Quarterly Report, for terms of Credit Agreement and additional information.

As of September 30, 2018, we had $27.6 million in cash and cash equivalents and $10.0 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2018.

On July 1, 2018, we adopted Topic 606 (see Note 1). We implemented internal controls to ensure we adequately evaluate our contracts and properly assess the impact of the new accounting standards on our condensed consolidated financial statements. Although adoption of the new revenue standard had no material impact on July 1, 2018 retained earnings or financial statement activity for the quarter ended September 30, 2018, and is not expected to have a material impact on our ongoing financial statements, we implemented changes to our business processes related to revenue recognition and the control activities within them. The changes included training within management, as well as new processes for ongoing contract review and monitoring to ensure completeness and accuracy of the information for new disclosures.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There were no other changes to our internal control over financial reporting during the quarterly period ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 13, 2018, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business, each of which is related to enforcing our intellectual property rights.

There is no assurance NAI will prevail in these litigation matters or in similar proceedings it may initiate or that litigation expenses will not be greater than anticipated.

ITEM 1A. RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2018 Annual Report, as well as the other information in our 2018 Annual Report, this report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline, and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the quarter ended September 30, 2018, we did not repurchase any shares of our common stock under any stock repurchase plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.01	First Amendment to Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2018	Filed herewith
10.02	First Amendment to Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2018	Filed herewith
10.03	Second Amendment to Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2018	Filed herewith
10.04	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Filed herewith
10.05	Lease of Parking Places in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Filed herewith
10.06	Lease of Facilities in Manno, Switzerland between NAIE and Sofinol SA dated November 5, 2018	Filed herewith
10.07	First Amendment to Loan Agreement with Kaged Muscle LLC, dated September 30, 2018	Exhibit 10.53 of NAI’s Current Report on Form 8-K dated October 2, 2018, filed with the commission on October 2, 2018.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, duly authorized officers.

Date: November 13, 2018

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)