Form 10-Q
period 2018-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2019-02-12
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

As of February 12, 2019, 7,523,174 shares of NAI's common stock were outstanding, net of 1,148,503 treasury shares.

1

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2018	June 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,265	$23,613
Accounts receivable - less allowance for doubtful accounts of $43 at December 31, 2018 and $49 at June 30, 2018	13,535	14,621
Note receivable	—	1,500
Inventories, net	23,475	23,567
Prepaids and other current assets	3,873	1,882
Total current assets	71,148	65,183
Property and equipment, net	20,337	19,290
Other noncurrent assets, net	1,345	734
Total assets	$92,830	$85,207
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,664	$9,649
Accrued liabilities	1,686	2,346
Accrued compensation and employee benefits	1,878	1,498
Income taxes payable	1,396	787
Total current liabilities	14,624	14,280

Income taxes payable, noncurrent	1,546	1,546
Deferred income taxes	906	532
Other long-term liabilities	624	601
Total liabilities	17,700	16,959
Commitments and contingencies (Note K)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 7,528,922 at December 31, 2018 and 7,558,408 at June 30, 2018	85	85
Additional paid-in capital	25,823	24,486
Retained earnings	55,579	50,839
Treasury stock, at cost, 1,142,755 shares at December 31, 2018 and 1,098,268 June 30, 2018	(7,014)	(6,584)
Accumulated other comprehensive gain/(loss)	657	(578)
Total stockholders’ equity	75,130	68,248
Total liabilities and stockholders’ equity	$92,830	$85,207

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales	$36,043	$33,335	$72,575	$61,409
Cost of goods sold	29,607	26,713	58,976	48,417
Gross profit	6,436	6,622	13,599	12,992
Selling, general and administrative	4,229	4,341	8,668	8,828

Income from operations	2,207	2,281	4,931	4,164

Other income (expense):
Interest income	529	304	1,084	554
Interest expense	(9)	—	(12)	—
Foreign exchange gain (loss)	37	(88)	(41)	(231)
Other, net	(14)	(14)	9	(13)
Total other income	543	202	1,040	310

Income before income taxes	2,750	2,483	5,971	4,474
Provision for income taxes	569	3,801	1,231	4,358
Net income (loss)	$2,181	$(1,318)	$4,740	$116

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	852	(197)	1,235	(1,331)

Comprehensive income (loss)	$3,033	$(1,515)	$5,975	$(1,215)

Net income (loss) per common share:
Basic	$0.32	$(0.20)	$0.70	$0.02
Diluted	$0.31	$(0.20)	$0.68	$0.02

Weighted average common shares outstanding
Basic	6,807,979	6,615,355	6,786,470	6,610,937
Diluted	6,999,223	6,615,355	6,982,083	6,836,567

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$4,740	$116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,597	1,479
Deferred income taxes	_—	306
Non-cash sales discount	490	408
Non-cash compensation	809	603
Pension expense, net of contributions	25	(148)
Gain on disposal of assets	(1)	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	1,086	(4,485)
Inventories, net	92	(4,150)
Prepaids and other assets	(1,094)	(64)
Accounts payable and accrued liabilities	(546)	6,942
Accrued compensation and employee benefits	380	(505)
Forward contracts		520
Income taxes	609	3,640
Net cash provided by operating activities	8,187	4,660

Cash flows from investing activities
Purchases of property and equipment	(2,662)	(2,095)
Proceeds from sale of property and equipment	19	21
Issuance of notes receivable	—	(1,500)
Proceeds from collection of notes receivable	1,500	—
Net cash used in investing activities	(1,143)	(3,574)

Cash flows from financing activities
Repurchase of common stock	(430)	(86)
Issuance of common stock	38	—
Net cash provided by financing activities	(392)	(86)

Net increase in cash and cash equivalents	6,652	1,000
Cash and cash equivalents at beginning of period	23,613	27,843
Cash and cash equivalents at end of period	$30,265	$28,843

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7	$—
Taxes	$733	$422
Disclosure of non-cash activities:
Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	$1,235	$(1,331)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Pursuant to such rules and regulations certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recently Adopted Accounting Pronouncements

In April 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-10, Revenue from Contracts with Customers (Topic 606)(ASU 2017-10), which amends and adds clarity to certain aspects of the guidance set forth in the revenue standard ASU 2014-09 related to identifying performance obligations and licensing. In May 2017, the FASB issued Accounting Standards Update No. 2017-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (ASU 2017-11), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2017, the FASB issued Accounting Standards Update No. 2017-12, Revenue from Contracts with Customers (Topic 606) (ASU 2017-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09. All of these ASUs have been codified under Accounting Standards Codification (ASC) 606.

ASC 606 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current historical revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods and services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with their respective customers.

The new revenue standard is required to be applied either retrospectively to each prior reporting period presented or prospectively with the cumulative effect of initially applying the standard recognized at the date of the initial application, supplemented with certain disclosures related to the effect of adoption on previously reported amounts, if any (the modified retrospective method). We adopted the standard on July 1, 2018 for contracts that were not completed before the adoption date, using the modified retrospective method. We evaluated the effect of the standard and concluded it was not material to the timing or amount of revenues or expenses recognized in our historical consolidated financial statements. As a result, we concluded the application of the standard did not have a material effect that requires a retrospective adjustment for reporting disclosure purposes to any previously reported amounts in our historical consolidated financial statements.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when the taxpayer does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, we calculated our taxes for fiscal 2018 to the best of our ability. Our tax expense for fiscal 2018 was finalized by the end of the one-year measurement period ending December 22, 2018. The impact of finalizing our fiscal 2018 provision during this period did not result in a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2018-03 is intended to improve certain aspects of recognition, measurement, presentation, and disclosure of certain financial instruments, i.e. forward contracts, purchased options and option liabilities. ASU 2018-03 is effective for us beginning in our first quarter of fiscal 2019. This ASU did not have a material impact on our consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements. ASU 2018-02 will be effective for us beginning in our first quarter of fiscal 2020.

Other recently issued accounting pronouncements not discussed in this report did not have, or are not believed by management to have, a material impact on our present or future financial statements.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Numerator
Net income (loss)	$2,181	$(1,318)	$4,740	$116

Denominator
Basic weighted average common shares outstanding	6,808	6,615	6,786	6,611
Dilutive effect of stock options and restricted stock	191	—	196	226
Diluted weighted average common shares outstanding	6,999	6,615	6,982	6,837

Basic net income (loss) per common share	$0.32	$(0.20)	$0.70	$0.02

Diluted net income (loss) per common share	$0.31	$(0.20)	$0.68	$0.02

No shares related to restricted stock or options were excluded for the three or six months ended December 31, 2018. We excluded shares related to stock options totaling 135,000 and shares related to restricted stock totaling 813,665 for the three months ended December 31, 2017, as their impact would have been anti-dilutive. No shares related to stock options or restricted stock were excluded for the six months ended December 31, 2017.

Revenue Recognition

We record revenue based on a five-step model which includes: (1) identifying a contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price among the performance obligations; and (5) recognizing revenue when the various performance obligations are satisfied.

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling one or more performance obligations. We identify purchase orders from customers as contracts. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, including estimates for early payment discounts and volume rebates. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period and the impact of any adjustments is recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider both the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices are due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products ordered to the customer.

Revenue is recognized at the point in time that our performance obligation is fulfilled, and control of the ordered products is transferred to the customer. This occurs when the product is shipped, or in some cases, when the product is delivered to the customer.

We provide early payment discounts to certain customers. Based on historical payment trends, we expect that these customers will take advantage of these early payment discounts. The cost of these discounts is reported as a reduction to the transaction price. If the actual discounts differ from those estimated, the difference is also reported as a change in the transaction price.

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of December 31, 2018, we have no known returns liability.

On August 7, 2017, we entered into three agreements (“Agreements”), with The Juice Plus+ Company LLC (“Juice Plus+”). The Agreements are an Exclusive Manufacturing Agreement, a Restricted Stock Award Agreement, and an Irrevocable Proxy. Pursuant to the Exclusive Manufacturing Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. Pursuant to the Restricted Stock Award Agreement, NAI granted 500,000 shares of NAI common stock to Juice Plus+, (the “Shares”), and Juice Plus+ agreed the Shares are subject to certain restrictions and risk of forfeiture. Pursuant to the Irrevocable Proxy, Juice Plus+ also granted the NAI Board of Directors the right to vote the Shares that remain subject to the risk of forfeiture. Each Agreement is for a term of 5 years, and each may be terminated by either party only upon the occurrence of specified events. The expense associated with the Shares granted to Juice Plus+ is recorded as a reduction to revenue. We recorded $245,000 of expense during the three months ended December 31, 2018 and $490,000 for the six months ended December 31, 2018 as a “Non-cash Sales Discount” which is an offset to net sales. We recorded $245,000 of expense during the three months ended December 31, 2017 and $408,000 during the six months ended December 31, 2017.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $4.4 million during the three months ended December 31, 2018 and $9.8 million during the six months ended December 31, 2018. We recorded $4.0 million during the three months ended December 31, 2017 and $9.8 million during the six months ended December 31, 2017.  These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $178,000 during the three months ended December 31, 2018 and $441,000 during the six months ended December 31, 2018. We recognized $160,000 during the three months ended December 31, 2017 and $444,000 during the six months ended December 31, 2017.

Notes Receivable

On September 30, 2017, we accepted a 12-month note (Loan Agreement) from Kaged Muscle, LLC (“Kaged Muscle”), one of our contract manufacturing customers, in exchange for $1.5 million of trade receivables due to us from Kaged Muscle. On September 30, 2018, we entered into a First Amendment (the “First Amendment”) with Kaged Muscle in connection with the Loan Agreement. The First Amendment modified the Loan Agreement and related promissory note by extending the maturity date from September 30, 2018 to December 28, 2018 in exchange for an extension fee in the amount of $25,000. Kaged Muscle is one of our fastest growing sports nutrition customers and we executed this note receivable conversion, and subsequent amendment, to assist them with their near term financing needs. The note carried an interest rate of fifteen percent (15%) per annum with payments of interest only. The note was paid in full before the amended maturity date.  In association with this note, we recognized $46,000 in interest income during the three months ended December 31, 2018 and $104,000 during the six months ended December 31, 2018. During the three and six months ended December 31, 2017 we recognized $58,000 in interest income associated with this note from Kaged Muscle.

Stock-Based Compensation

We have an omnibus equity incentive plan that was approved by our Board of Directors effective October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009 ("2009 Plan"). Under the 2009 Plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants.

We estimate the fair value of stock option awards at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the use of highly subjective assumptions. Black-Scholes uses assumptions related to volatility, the risk-free interest rate, the dividend yield (which we assume to be zero, as we have not to date ever paid any cash dividends) and employee exercise behavior. Expected volatilities used in the model are based on the historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of stock option grants is derived from historical experience. The fair value of restricted stock shares granted is based on the market price of our common stock on the date of grant. We amortize the estimated fair value of our stock awards to expense over the related vesting periods.

We recognize forfeitures as they occur.

We did not grant any options during the three month or six month periods ended December 31, 2018 or 2017. All remaining outstanding stock options are fully vested. No options were exercised during the three month period ended December 31, 2018. During the six months ended December 31, 2018, 5,000 options were exercised. No options were exercised during the three month or six month periods ended December 31, 2017. There were no forfeitures during the three month or six month periods ended December 31, 2018. There were no forfeitures during the three months ended December 31, 2017. During the six months ended December 31, 2017 5,000 options were forfeited.

During six months ended December 31, 2018, we granted a total of 15,000 restricted stock shares to a new member of our management team. We did not grant any shares to employees during the three months ended December 31, 2018, or the three or six months ended December 31, 2017. Our net income included stock based compensation expense of approximately $400,000 for the three months ended December 31, 2018, and $809,000 for the six months ended December 31, 2018. Our net income included stock based compensation expense of approximately $302,000 for the three months ended December 31, 2017, and $603,000 for the six months ended December 31, 2017.

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

As of December 31, 2018, and June 30, 2018, we did not have any financial assets or liabilities classified as Level 1, except for assets and liabilities related to our pension plan. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of December 31, 2018 was a net asset of $2.5 million. The fair value of our forward exchange contracts as of June 30, 2018 included a net asset of $55,000 and a net liability of $55,000, with no right of offset. As of December 31, 2018, and June 30, 2018, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2018 or the six months ended December 31, 2018.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our three largest customers, whose receivable balances collectively represented 73.0% of gross accounts receivable at December 31, 2018 and 76.6% at June 30, 2018. Additionally, amounts due related to our beta-alanine raw material sales were 11.9% of gross accounts receivable at December 31, 2018, and 17.3% of gross accounts receivable at June 30, 2018. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31, 2018	June 30, 2018
Raw materials	$15,551	$16,209
Work in progress	3,847	4,268
Finished goods	4,610	3,462
Reserve	(533)	(372)
	$23,475	$23,567

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			December 31, 2018	June 30, 2018
Land	NA			$1,200	$1,200
Building and building improvements	7	–	39	3,721	3,721
Machinery and equipment	3	–	12	29,351	28,185
Office equipment and furniture	3	–	5	5,005	4,883
Vehicles		3		313	209
Leasehold improvements	1	–	15	16,615	15,688
Total property and equipment				56,205	53,886
Less: accumulated depreciation and amortization				(35,868)	(34,596)
Property and equipment, net				$20,337	$19,290

D. Other Comprehensive Loss

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three and six months ended December 31, 2018 and December 31, 2017 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
		Unrealized			Unrealized
	Defined	Gains		Defined	Gains
	Benefit	(Losses) on		Benefit	(Losses) on
	Pension	Cash Flow		Pension	Cash Flow
	Plan	Hedges	Total	Plan	Hedges	Total
Beginning Balance	$(387)	$192	$(195)	$(387)	$(191)	$(578)
OCI/OCL before reclassifications	-	1,784	1,784	-	2,729	2,729
Amounts reclassified from OCI	-	(674)	(674)	-	(1,120)	(1,120)
Tax effect of OCI activity	-	(258)	(258)	-	(374)	(374)
Net current period OCI/OCL	-	852	852	-	1,235	1,235

Ending Balance	$(387)	$1,044	$657	$(387)	$1,044	$657

During the three months ended December 31, 2018, the amounts reclassified from OCI were comprised of $211,000 of gains reclassified to net revenues and $464,000 related to the amortization of forward points reclassified to interest income. During the six months ended December 31, 2018, the amounts reclassified from OCI were comprised of $169,000 of gains reclassified to net revenues and $951,000 related to the amortization of forward points reclassified to interest income.

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

During the three months ended December 31, 2017, the amounts reclassified from OCI were comprised of $428,000 of losses reclassified to net revenues and $241,000 related to the amortization of forward points reclassified to other income. During the six months ended December 31, 2017, the amounts reclassified from OCI were comprised of $850,000 of losses reclassified to net revenues and $485,000 related to the amortization of forward points reclassified to other income.

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

On December 31, 2018, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the six months ended December 31, 2018. As of December 31, 2018, we had $10.0 million available under our credit facilities.

F. Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of any of these customers, or a significant decline in (i) sales to these customers, (ii) the growth rate of sales to these customers, or (iii) these customers’ ability to make payments when due, each individually could have a material adverse impact on our net sales and net income. Net sales to any one customer representing 10% or more of the respective period's consolidated net sales were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Customer 1	$17,750	$19,134	$38,827	$32,292
Customer 2	6,196	4,079	9,926	7,239
Customer 3	3,890	(a)	(a)	(a)
	$27,836	$23,213	$48,753	$39,531

(a)     Sales were less than 10% of the respective period’s consolidated net sales.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018		2017

Supplier 1	$1,866	(a)	$	(a)	2,992
Supplier 2	(a)	1,684		(a)	2,911
Supplier 3	(a)	1,718		4,472	(a)
	$1,866	3,402		$4,472	5,903

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

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before the allocation of certain corporate level expenses. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. Transfers of raw materials between segments are recorded at cost. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A above and in the consolidated financial statements included in our 2018 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net Sales
Private label contract manufacturing	$31,660	$29,355	$62,747	$51,577
Patent and trademark licensing	4,383	3,980	9,828	9,832
Total Net Sales	$36,043	$33,335	$72,575	$61,409

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Income from Operations
Private label contract manufacturing	$2,853	$3,385	$5,999	$5,641
Patent and trademark licensing	1,475	504	3,276	1,692
Income from operations of reportable segments	4,328	3,889	9,275	7,333
Corporate expenses not allocated to segments	(2,121)	(1,608)	(4,344)	(3,169)
Total Income from Operations	$2,207	$2,281	$4,931	$4,164

	December 31, 2018	June 30, 2018
Total Assets
Private-label contract manufacturing	$74,685	$69,037
Patent and trademark licensing	18,145	16,170
	$92,830	$85,207

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

United States	$18,549	$16,426	$36,195	$31,620
Markets outside of the United States	17,494	16,909	36,380	29,789
Total	$36,043	$33,335	$72,575	$61,409

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 90% of net sales in markets outside the U.S. for the three months ended December 31, 2018, and 80% for the six months ended December 31, 2018. Products manufactured by NAIE accounted for 81% of net sales in markets outside the U.S. for the three months ended December 31, 2017, and 79% for the six months ended December 31, 2017. No products manufactured by NAIE were sold in U.S. markets during the three month or six month periods ended December 31, 2018 and 2017.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Six Months Ended
	December 31, 2018	June 30, 2018	December 31, 2018	June 30, 2018	December 31, 2018	December 31, 2017
United States	$10,831	$10,887	$55,162	$51,562	$708	$426
Europe	9,506	8,403	37,668	33,645	1,954	1,669
	$20,337	$19,290	$92,830	$85,207	$2,662	$2,095

H. Income Taxes

The effective tax rate for the three months ended December 31, 2018 was 20.7% and the effective tax rate for the six months ended December 31, 2018 was 20.6%. The rates differ slightly from the fiscal 2019 U.S. federal statutory rate of 21% primarily due to the favorable impact of foreign earnings of NAIE, which are taxed at less than the U.S. statutory rate.

The effective tax rate for the three months ended December 31, 2017 was 153.1% and the effective tax rate for the six months ended December 31, 2017 was 97.31%. The effective tax rates for the three and six months ended December 31, 2017 differ from our fiscal 2018 U.S. federal statutory rate of 28.06% primarily due to discrete items related to the Tax Cuts and Jobs Act (“the Tax Act”) enacted in December 2017. Our U.S. federal statutory rate for the year ending June 30, 2018 was 28.06%, which is a blended rate of the historic 35% statutory rate and the 21% rate stipulated by the Act.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense. There were no significant discrete items for the three or six months ended December 31, 2018. Included in our tax expenses for the three and six months ended December 31, 2017, is $3.3 million of discrete tax items related to the Tax Act. The discrete items include:

●

$1.8 million associated with a one-time transition tax that was calculated based on our total post-1986 earnings and profits (E&P) from our Swiss subsidiary NAIE. This accumulated E&P amount has historically been considered permanently reinvested outside the U.S. thereby allowing us to defer recognizing any U.S. income taxes on the amount of such E&P. However, under the Tax Act we are required to pay this tax based on a deemed repatriation into the U.S. of such E&P. In accordance with the provisions of the Tax Act, we elected to pay this tax over an eight-year period.

●

As of and since December 31, 2017, we no longer consider undistributed foreign earnings from NAIE earned before December 31, 2017 to be indefinitely reinvested. As a result, we recorded $775,000 in estimated foreign withholding taxes on the amounts deemed repatriated under the Act.

●

We remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future. The amount recorded during the second quarter of fiscal 2018 was based on whether the amounts were expected to reverse in fiscal 2018 at a blended U.S. rate of 28.06% or reverse in future periods at a rate of 21%. This amount was considered provisional under implementation of the Tax Act as we were still analyzing various aspects of the Act. The provision amount recorded during the quarter and six months ended December 31, 2017 from the remeasurement of our deferred tax balance was $664,000.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three or six months ended December 31, 2018, there was no change to our valuation allowance for our deferred tax assets.

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

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2015 and forward are subject to examination by the U.S. tax authorities. Our tax years for the fiscal years ended June 30, 2007, 2008, 2009, as well as for the fiscal years ended June 30, 2014 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2015 and forward are subject to examination by the Swiss tax authorities.

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to those reserves. There were no adjustments to reserves in the three or six month periods ended December 31, 2018.

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

During the three and six months ended December 31, 2018 we purchased 36,949 shares under this plan at a weighted average cost of $9.68 and a total cost of $358,000 including commission and fees. During the three and six months ended December 31, 2017, we did not repurchase any shares under this repurchase plan.

During the three months ended December 31, 2018, we acquired 6,864 shares in connection with restricted stock shares that vested during that year at a weighted average cost of $9.66 per share and a total cost of $66,000. During the six months ended December 31, 2018, we acquired 7,538 shares in connection with restricted stock shares that vested during that period at a weighted average cost of $9.66 per share and a total cost of $72,000. During the three months ended December 31, 2017, we acquired 7,264 shares from employees in connection with restricted stock shares that vested during the period at a weighted average cost of $10.80 per share and a total cost of $78,000. During the six months ended December 31, 2017, we acquired 7,998 shares from employees in connection with restricted stock shares that vested during the period at a weighted average cost of $10.79 per share and a total cost of $86,000. These shares were returned to us by the subject employees and in exchange therefor we paid each employee’s required tax withholding liability incurred due to the vesting of their restricted stock shares during that period. The valuation of the shares acquired and therefor the number of shares returned to us was calculated based on the closing share price on the date the shares vested.

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

As of December 31, 2018, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2020. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. During the three and six months ended December 31, 2018 and December 31, 2017, we did not have any losses or gains related to the ineffective portion of our hedging instruments. No hedging relationships were terminated as a result of ineffective hedging or forecasted transactions no longer probable of occurring for foreign currency forward contracts. We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of December 31, 2018, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $71.0 million (EUR 58.5 million). As of December 31, 2018, a net gain of approximately $1.3 million related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $859,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of December 31, 2018, the fair value of our cash flow hedges was an asset of $2.5 million, of which $1.8 million was classified in prepaids and other current assets, and $682,000 was classified in other non-current assets in our Consolidated Balance Sheets. During the three months ended December 31, 2018, we recognized $1.3 million of net gains in OCI and reclassified $211,000 of gains from OCI to revenue. During the six months ended December 31, 2018, we recognized $1.8 million of net gains in OCI and reclassified $169,000 of gains from OCI to revenue. As of June 30, 2018, $55,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $46,000 was classified in other non-current assets, and $101,000 was classified in accrued liabilities in our Consolidated Balance Sheets. During the three months ended December 31, 2017, we recognized $731,000 of net losses in OCI and reclassified $428,000 of losses from OCI to revenue. During the six months ended December 31, 2017, we recognized $2.9 million of net losses in OCI and reclassified $850,000 of losses from OCI to revenue.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2018. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2018 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report nor does it contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to two or three private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales and royalty and licensing revenue generated from license and supply agreements with third parties granting them the right to use our patents, trademarks and other intellectual property in connection with the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® and SR CarnoSyn® trademarks.

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

During the first six months of fiscal 2019, our net sales were 18% higher than in the first six months of fiscal 2018. Private label contract manufacturing sales increased 22% due primarily to the sale of new products to new and existing customers and higher volumes of current products to existing customers located primarily in U.S., Asian, and European markets. The increase in sales included shipment of new products and increased sales of existing products to our largest customer under our previously announced expanded relationship. Revenue concentration risk for our largest private label contract manufacturing customer as a percentage of our total net sales increased to 54% for the six months ended December 31, 2018 compared to 53% for the six months ended December 31, 2017. We expect our annualized fiscal 2019 revenue concentration for this customer to be slightly lower than fiscal 2018 as a result of anticipated sales growth from new and other existing customers.

During the first six months of fiscal 2019, CarnoSyn® beta-alanine revenue of $9.8 million was consistent with the first six months of fiscal 2018.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred litigation and patent compliance expenses of approximately $1.0 million during the first six months of fiscal 2019 and $1.7 million during the comparable period in fiscal 2018. Our ability to maintain or further increase our beta-alanine licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® trademark, maintain our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and further commercialize our existing patents, and will also depend on the continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights.

During the remainder of fiscal 2019, we plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and to assist us in developing relationships with additional quality oriented customers;

•	Expanding the commercialization of our beta-alanine patent estate through raw material sales, developing a new sales distribution channel under the Wellness and Healthy Aging category for our sustained release form of beta-alanine marketed under our SR Carnosyn® trademark, new contract manufacturing opportunities, license agreements and protecting our proprietary rights; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the amounts reported in our financial statements and the accompanying notes. We have identified certain policies we believe are important to the accurate and complete portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions.

Our critical accounting policies are discussed under Item 7 of our 2018 Annual Report and recent accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report

In the six months ended December 31, 2018, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K related to the adoption of ASU 2014-09 on July 1, 2018, as described below.

Revenue Recognition

Revenue is recognized at the point in time that our performance obligation is fulfilled and control of the ordered products is transferred to the customer. Generally, this occurs when the product is shipped, or in some cases, when the product is delivered to the customer. Refer to Revenue Recognition in Note A, "Basis of Presentation and Summary of Significant Accounting Policies," in this Quarterly Report, for more information.

Results of Operations

The results of our operations for the three and six months ended December 31 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2018	2017	% Change	2018	2017	% Change
Private label contract manufacturing	$31,660	$29,355	8%	$62,746	$51,577	22%
Patent and trademark licensing	4,383	3,980	10%	9,829	9,832	0%
Total net sales	36,043	33,335	8%	72,575	61,409	18%
Cost of goods sold	29,607	26,713	11%	58,976	48,417	22%
Gross profit	6,436	6,622	(3)%	13,599	12,992	5%
Gross profit %	17.9%	19.9%		18.7%	21.2%

Selling, general and administrative expenses	4,229	4,341	(3)%	8,668	8,828	(2)%
% of net sales	11.7%	13.0%		11.9%	14.4%

Income from operations	2,207	2,281	(3)%	4,931	4,164	18%
% of net sales	6.1%	6.8%		6.8%	6.8%

Total other income	543	202	169%	1,040	310	235%
Income before income taxes	2,750	2,483	11%	5,971	4,474	33%
% of net sales	7.6%	7.4%		8.2%	7.3%

Provision for income taxes	569	3,801	(85)%	1,231	4,358	(72)%
Net (loss) income	$2,181	$(1,318)	265%	$4,740	$116	3987%
% of net sales	6.1%	(4.0)%		6.5%	0.2%

Private label contract manufacturing net sales increased 8% during the three months ended December 31, 2018 and 22% during the six months ended December 31, 2018, when compared to the same periods in the prior year. These increases were due primarily to the sale of new products to new and existing customers and higher volumes of current products to existing customers located primarily in U.S., Asian, and European markets. The increase in sales included shipment of new products and increased sales of existing products to our largest customer under our previously announced expanded relationship.

Net sales from our patent and trademark licensing segment increased 10% during the three months ended December 31, 2018 and did not fluctuate during the six months ended December 31, 2018, when compared to the same periods in the prior year. The increase in beta-alanine raw material sales during the second quarter of fiscal 2019 was primarily due to higher volumes of current products to existing customers, partially offset by lower average material sales prices

The change in gross profit margin for the three and six months ended December 31, 2018, was as follows:

	Three Months	Six Months
	Ended	Ended

Contract manufacturing(1)	(1.9)%	(1.0)%
Patent and trademark licensing(2)	(0.1)	(1.5)
Total change in gross profit margin	(2.0)%	(2.5)%

1

Private label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 1.9 percentage points during the three months ended December 31, 2018 and decreased 1.0 percentage points during the six months ended December 31, 2018 when compared to the comparable prior year periods. The decrease in gross profit as a percentage of sales is primarily due to unfavorable product sales mix and a marginal increase in per unit manufacturing costs.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 0.1 percentage points during the three months ended December 31, 2018 and decreased 1.5 percentage points during the six months ended December 31, 2018 when compared to the comparable prior year periods. These decreases were primarily due to slightly lower average sales prices partially offset by lower average raw material costs.

Selling, general and administrative expenses decreased $112,000, or 3%, during the three months ended December 31, 2018 and decreased $160,000, or 2%, during the six months ended December 31, 2018, as compared to the comparable prior year periods. These decreases were primarily due to lower legal, marketing, and advertising costs associated with our patent and trademark licensing segment partially offset by increased employee compensation and consulting costs.

Other income, net increased $341,000 during the three months ended December 31, 2018 and increased $730,000 during the six months ended December 31, 2018, when compared to the comparable prior year periods. These increases were primarily due to favorable interest income associated with our foreign currency hedge contracts.

Our income tax expense decreased $3.2 million, or 85%, during the three months ended December 31, 2018 and decreased $3.1 million, or 72%, during the six months ended December 31, 2018, as compared to the comparable prior year periods. These decreases were primarily due to the discrete tax items incurred as a result of the Tax Act in the second quarter of fiscal 2018 and a lower effective tax rate in fiscal 2019 as a result of the Tax Act, partially offset by increased pre-tax income during the three and six months ended December 31, 2018 as compared to the comparable prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $8.2 million for the six months ended December 31, 2018 compared to net cash provided by operating activities of $4.7 million in the comparable period in the prior fiscal year.

At December 31, 2018, changes in accounts receivable, consisting of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, provided $1.1 million in cash compared to using $4.5 million of cash during the comparable six month period in the year. The increase in cash provided by accounts receivable during the six months ended December 31, 2018 primarily resulted from timing and the amount of sales and related collections. Days sales outstanding was 36 days during the six months ended December 31, 2018 as compared to 32 days for the prior year period.

Changes in inventory provided $92,000 in cash during the six months ended December 31, 2018 compared to using $4.2 million in the comparable prior year period. The change in cash related to inventory during the six months ended December 31, 2018 was primarily related to the timing of sales and new order activity. Changes in accounts payable and accrued liabilities used $546,000 in cash during the six months ended December 31, 2018 compared to providing $6.9 million during the six months ended December 31, 2017. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the six months ended December 31, 2018 was $1.1 million compared to $3.6 million in the comparable prior year period. The primary reason for the change was due to the repayment of a $1.5 million note receivable during the second quarter of fiscal 2019, which was originally issued during the second quarter of fiscal 2018. In addition we made capital equipment purchases of $2.7 million in the six months ended December 31, 2018 as compared to capital equipment purchases of $2.1 million in the six months ended December 31, 2017. Capital expenditures during fiscal 2019 and fiscal 2018 were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities. At December 31, 2018 and June 30, 2018, on a consolidated basis, we had no outstanding balances due in connection with our loan facility.

During the six months ending December 31, 2018, we were in compliance with all of the financial and other covenants required under the Credit Agreement. Refer to Note E, "Debt," in this Quarterly Report, for terms of Credit Agreement and additional information.

As of December 31, 2018, we had $30.3 million in cash and cash equivalents and $10.0 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of December 31, 2018.

On July 1, 2018, we adopted Topic 606 (see Note 1). We implemented internal controls to ensure we adequately evaluate our contracts and properly assess the impact of the new accounting standards on our condensed consolidated financial statements. Although adoption of the new revenue standard had no material impact on July 1, 2018 retained earnings or financial statement activity for the quarter ended December 31, 2018, and is not expected to have a material impact on our ongoing financial statements, we implemented changes to our business processes related to revenue recognition and the control activities within them. The changes included training within management, as well as new processes for ongoing contract review and monitoring to ensure completeness and accuracy of the information.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 12, 2019, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business, each of which is related to enforcing our intellectual property rights.  There is no assurance NAI will prevail in these litigation matters or in similar proceedings it may initiate or that litigation expenses will not be greater than anticipated.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

During the three and six months ended December 31, 2018, we repurchased 36,949 shares of our common stock at a total cost of $358,000 (including commissions and transaction fees) as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of December 31, 2018) (in thousands)
October 1, 2018 to October 31, 2018	—	—	—	—
November 1, 2018 to November 30, 2018	8,834	$9.34	8,834	—
December 1, 2018 to December 31, 2018	28,115	$9.78	28,115
Total	36,949		36,949	$2,485

(1) Average price paid per share includes costs associated with the repurchases

Refer to Note I, "Treasury Stock," in this Quarterly Report, for terms of repurchase plan and additional information.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on December 8, 2005
10.01	Payoff of Loan Agreement with Kaged Muscle, LLC dated December 12, 2018	Form 8-K dated December 12, 2018, filed with the commission on December 17, 2018.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, duly authorized officers.

Date: February 12, 2019

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)