Form 10-Q
period 2019-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2019-05-09
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

000-15701

(Commission file number)

NATURAL ALTERNATIVES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1007839
(State of incorporation)	(IRS Employer Identification No.)

1535 Faraday Ave Carlsbad, CA 92008	(760) 736-7700
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	NAII	Nasdaq Stock Market

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

As of May 9, 2019, 7,258,647 shares of NAI's common stock were outstanding, net of 1,593,030 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2019	June 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,660	$23,613
Accounts receivable - less allowance for doubtful accounts of $78 at March 31, 2019 and $49 at June 30, 2018	16,790	14,621
Note receivable	—	1,500
Inventories, net	27,016	23,567
Forward contracts	2,770	55
Prepaids and other current assets	2,052	1,827
Total current assets	76,288	65,183
Property and equipment, net	20,882	19,290
Other noncurrent assets, net	1,286	734
Total assets	$98,456	$85,207
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,374	$9,649
Accrued liabilities	3,612	2,346
Accrued compensation and employee benefits	1,382	1,498
Income taxes payable	845	787
Total current liabilities	18,213	14,280

Income taxes payable, noncurrent	1,546	1,546
Deferred income taxes	1,034	532
Other long-term liabilities	634	601
Total liabilities	21,427	16,959
Commitments and contingencies (Note K)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 7,259,056 at March 31, 2019 and 7,558,408 at June 30, 2018	87	85
Additional paid-in capital	25,817	24,486
Retained earnings	57,573	50,839
Treasury stock, at cost, 1,592,621 shares at March 31, 2019 and 1,098,268 June 30, 2018	(7,529)	(6,584)
Accumulated other comprehensive gain/(loss)	1,081	(578)
Total stockholders’ equity	77,029	68,248
Total liabilities and stockholders’ equity	$98,456	$85,207

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales	$35,455	$31,815	$108,030	$93,224
Cost of goods sold	29,128	25,105	88,104	73,522
Gross profit	6,327	6,710	19,926	19,702
Selling, general and administrative	4,492	4,187	13,160	13,015

Income from operations	1,835	2,523	6,766	6,687

Other income (expense):
Interest income	411	269	1,495	823
Interest expense	(11)	(6)	(23)	(6)
Foreign exchange gain (loss)	232	(182)	191	(413)
Other, net	(10)	(5)	(1)	(18)
Total other income	622	76	1,662	386

Income before income taxes	2,457	2,599	8,428	7,073
Provision for income taxes	463	548	1,694	4,906
Net income	$1,994	$2,051	$6,734	$2,167

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	424	(219)	1,659	(1,550)

Comprehensive income	$2,418	$1,832	$8,393	$617

Net income per common share:
Basic	$0.29	$0.31	$0.99	$0.33
Diluted	$0.27	$0.30	$0.95	$0.32

Weighted average common shares outstanding
Basic	6,800,375	6,639,098	6,791,105	6,620,324
Diluted	7,394,600	6,909,475	7,119,589	6,860,870

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

Nine-Month Period Ended March 31, 2019 and 2018

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2018	8,656,677	$85	$24,486	$50,839	1,098,268	$(6,584)	$(578)	68,248
Issuance of common stock for stock option exercise	5,000	—	38	—	—	—	—	38
Issuance of common stock for restricted stock grants	190,000	2	(2)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,291	—	—	—	—	1,291
Repurchase of common stock	—	—	—	—	89,353	(941)	—	(941)
Forfeiture of restricted stock	—	—	4	—	405,000	(4)	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	1,659	1,659
Net income	—	—	—	6,734	—	—	—	6,734
Balance, March 31, 2019	8,851,677	$87	$25,817	$57,573	1,592,621	$(7,529)	$1,081	$77,029

Balance as of June 30, 2017	7,981,677	79	22,260	45,788	1,044,659	(6,074)	(905)	61,148
Issuance of common stock for restricted stock grants	675,000	6	(6)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,578	—	—	—	—	1,578
Repurchase of common stock	—	—	—	—	43,201	(505)	—	(505)
Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,550)	(1,550)
Net income	—	—	—	2,167	—	—	—	2,167
Balance, March 31, 2018	8,656,667	$85	$23,832	$47,955	1,087,860	$(6,579)	$(2,455)	$62,838

See accompanying notes to consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$6,734	$2,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,529	2,222
Deferred income taxes	—	306
Non-cash sales discount	82	653
Non-cash compensation	1,209	925
Pension expense, net of contributions	37	(97)
Loss (gain) on disposal of assets	9	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,169)	(2,971)
Inventories, net	(3,449)	(10,056)
Prepaids and other assets	(174)	(308)
Accounts payable and accrued liabilities	4,088	8,674
Accrued compensation and employee benefits	(116)	(577)
Forward contracts	(1,258)	715
Income taxes	58	3,045
Net cash provided by operating activities	7,580	4,689

Cash flows from investing activities
Purchases of property and equipment	(4,149)	(2,937)
Proceeds from sale of property and equipment	19	28
Issuance of notes receivable	—	(1,500)
Proceeds from collection of notes receivable	1,500	—
Net cash used in investing activities	(2,630)	(4,409)

Cash flows from financing activities
Repurchase of common stock	(941)	(505)
Issuance of common stock	38	—
Net cash used in financing activities	(903)	(505)

Net increase (decrease) in cash and cash equivalents	4,047	(225)
Cash and cash equivalents at beginning of period	23,613	27,843
Cash and cash equivalents at end of period	$27,660	$27,618

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$19	$6
Taxes	$1,747	$1,578
Disclosure of non-cash activities:
Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	$1,659	$(1,550)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Pursuant to such rules and regulations certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ASC 606 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current historical revenue recognition guidance, including industry-specific guidance. The core principle of that revenue model is that an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods and services. In addition, the new revenue model requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with their respective customers.

The new revenue model is required to be applied either retrospectively to each prior reporting period presented or prospectively with the cumulative effect of initially applying the model used at the date of the initial application, supplemented with certain disclosures related to the effect of adoption on previously reported amounts, if any (the modified retrospective method). We adopted this revenue model on July 1, 2018 for contracts that were not completed before the adoption date, using the modified retrospective method. We evaluated the effect of the use of the new model and concluded it was not material to the timing or amount of revenues or expenses recognized in our historical consolidated financial statements. As a result, we concluded the application of the new model did not have a material effect that requires a retrospective adjustment for reporting disclosure purposes to any previously reported amounts in our historical consolidated financial statements.

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

 In August 2018, the SEC issued Release No. 33-10532, Disclosure Update and Simplification, which amends and clarifies certain financial reporting requirements. We adopted this Release in this third quarter of fiscal 2019. The principal change to our consolidated financial statements is the inclusion of the changes in stockholders’ equity in interim unaudited condensed financial statements (Quarterly Reports), which were previously included only in our Annual Report.

In March 2019, the SEC issued its Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K. The guidance in this Release revises certain disclosure requirements in SEC Regulation S-K, with the intent of improving the readability of filed documents and simplifying registrants' compliance efforts. We adopted this Release in this third quarter of fiscal 2019. The adoption of this Release did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends existing standards for leases to increase transparency and comparability among organizations by requiring recognition of lease assets and liabilities on the balance sheet and requiring disclosure of key information about such arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This ASU affects narrow aspects of the guidance issued in the amendments in ASU No. 2016-02 including those regarding residual value guarantees, the interest rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on the interest rate implicit in the lease, and failed sale and leaseback transactions. These ASUs will be effective for us beginning in our first quarter of fiscal 2020. We expect these ASUs will have a material impact on our consolidated balance sheets at that time due to the creation of lease assets and liabilities related to our leased manufacturing and storage facilities.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 is intended to improve and simplify accounting rules around hedge accounting and improve the disclosures of hedging arrangements. Under this ASU, we will record forward points as component of Net Sales, rather than as a component of Other Income. ASU 2017-12 will be effective for us beginning in our first quarter of fiscal 2020.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Under this ASU, we currently expect to reclassify $134,000 of gains from OCI to retained earnings. ASU 2018-02 will be effective for us beginning in our first quarter of fiscal 2020.

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

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Numerator
Net income	$1,994	$2,051	$6,734	$2,167

Denominator
Basic weighted average common shares outstanding	6,800	6,639	6,791	6,620
Dilutive effect of stock options and restricted stock	595	270	321	241
Diluted weighted average common shares outstanding	7,395	6,909	7,120	6,861

Basic net income per common share	$0.29	$0.31	$0.99	$0.33

Diluted net income per common share	$0.27	$0.30	$0.95	$0.32

We excluded shares related to restricted stock totaling 175,000 for the three months ended March 31, 2019, as their impact would have been anti-dilutive. We excluded shares related to restricted stock totaling 175,000 for the three months ended March 31, 2018, as their impact would have been anti-dilutive.

Included in the diluted weighted average common shares outstanding for the three and nine months ended March 31, 2019, is the weighted average effect of 400,000 shares of unvested restricted stock returned to us from Juice Plus+ as a result of the amendment to the Exclusive Manufacturing Agreement, as discussed below.

Revenue Recognition

We record revenue based on a five-step model which includes: (1) identifying a contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price among the performance obligations; and (5) recognizing revenue as each of the various performance obligations are satisfied.

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling one or more performance obligations. We identify purchase orders from customers as contracts. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, including estimates for early payment discounts and volume rebates. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period and the impact of any adjustments is recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider both the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, which is typically 30 days from the invoice date. Invoices are generally issued on the date of transfer of control of the products ordered to the customer.

Revenue is recognized at the point in time that each of our performance obligation is fulfilled, and control of the ordered products is transferred to the customer. This transfer occurs when the product is shipped, or in some cases, when the product is delivered to the customer.

We provide early payment discounts to certain customers. Based on historical payment trends, we expect that these customers will take advantage of these early payment discounts. The cost of these discounts is reported as a reduction to the transaction price. If the actual discounts differ from those estimated, the difference is also reported as a change in the transaction price.

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of March 31, 2019, we have no known returns liability.

On August 7, 2017, we entered into three agreements (“Agreements”), with The Juice Plus+ Company LLC (“Juice Plus+”). The Agreements are an Exclusive Manufacturing Agreement, a Restricted Stock Award Agreement, and an Irrevocable Proxy. Pursuant to the Exclusive Manufacturing Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. Pursuant to the Restricted Stock Award Agreement, NAI granted 500,000 shares of NAI common stock to Juice Plus+, (the “Shares”), and Juice Plus+ agreed the Shares are subject to certain restrictions and risk of forfeiture. Pursuant to the Irrevocable Proxy, Juice Plus+ also granted the NAI Board of Directors the right to vote the Shares that remain subject to risk of forfeiture. Each Agreement is for a term of 5 years, and each may be terminated by either party only upon the occurrence of specified events.

On March 31, 2019, we amended our original agreements with Juice Plus+ and extended the term of the Exclusive Manufacturing Agreement through August 6, 2025. In addition, pursuant to that Amended and Restated Exclusive Manufacturing Agreement, Juice Plus+ returned 400,000 shares of restricted common stock in exchange for an annual cash sales discount. The expense associated with the return of those shares and the related cash discount granted to Juice Plus+ are each recorded as a reduction to sales. As a result of the amendment to the Exclusive Manufacturing Agreement, we made a one-time adjustment to reverse the expense associated with unvested shares that were returned as a result of the Amended and Restated Exclusive Manufacturing Agreement. Amounts associated with the new cash discount will begin to be recorded in our fourth quarter of fiscal 2019 and will be amortized ratably over the remaining life of the extended agreement based on the full value of the cash discount expected to be given over the same period. We recorded $408,000 of income during the three months ended March 31, 2019 and $82,000 of expense for the nine months ended March 31, 2019 as a “Non-cash Sales Discount” which is an adjustment to net sales. We recorded $245,000 of expense during the three months ended March 31, 2018 and $653,000 of expense during the nine months ended March 31, 2018 as a "Non-cash Sales Discount."

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $3.7 million during the three months ended March 31, 2019 and $13.5 million during the nine months ended March 31, 2019. We recorded $6.2 million during the three months ended March 31, 2018 and $16.0 million during the nine months ended March 31, 2018.  These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $156,000 during the three months ended March 31, 2019 and $597,000 during the nine months ended March 31, 2019. We similarly recognized $215,000 of royalty expense during the three months ended March 31, 2018 and $659,000 of royalty expense during the nine months ended March 31, 2018.

Notes Receivable

On September 30, 2017, we accepted a 12-month note (Loan Agreement) from Kaged Muscle, LLC (“Kaged Muscle”), one of our contract manufacturing customers, in exchange for $1.5 million of trade receivables due to us from Kaged Muscle. On September 30, 2018, we entered into a First Amendment (the “First Amendment”) with Kaged Muscle in connection with the Loan Agreement. The First Amendment modified the Loan Agreement and related promissory note by extending the maturity date from September 30, 2018 to December 28, 2018 in exchange for an extension fee in the amount of $25,000. Kaged Muscle is one of our fastest growing sports nutrition customers and we executed this note receivable conversion, and subsequent amendment, to assist them with their near term financing needs. The note carried an interest rate of fifteen percent (15%) per annum with payments of interest only. The note was paid in full before the amended maturity date.  In association with this note, we did not recognize any interest income during the three months ended March 31, 2019 and recognized $104,000 in interest income during the nine months ended March 31, 2019. During the three months ended March 31, 2018 we recognized $56,000 and $114,000 during the nine months ended March 31, 2018 in interest income associated with this note.

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

We recognize forfeitures as they occur.

We did not grant any options during the three month or nine month periods ended March 31, 2019 or 2018. All remaining outstanding stock options are fully vested. No options were exercised during the three month period ended March 31, 2019. During the nine months ended March 31, 2019, 5,000 options were exercised. No options were exercised during the three month or nine month periods ended March 31, 2018. There were no forfeitures during the three month or nine month periods ended March 31, 2019. There were no forfeitures during the three months ended March 31, 2018. During the nine months ended March 31, 2018 5,000 options were forfeited.

During the three months ended March 31, 2019, we granted a total of 175,000 restricted stock shares to members of our Board of Directors and certain key members of our management team. During the nine months ended March 31, 2019, we granted a total of 190,000 restricted stock shares to members of our Board of Directors and certain key members of our management team. During the three and nine months ended March 31, 2018, we granted 175,000 shares of restricted stock to the members of our Board of Directors and certain key members of our management team. Our net income included stock based compensation expense of approximately $400,000 for the three months ended March 31, 2019, and $1.2 million for the nine months ended March 31, 2019. Our net income included stock based compensation expense of approximately $322,000 for the three months ended March 31, 2018, and $925,000 for the nine months ended March 31, 2018.

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

The fair value hierarchy is broken down into three levels based on the source of inputs. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify cash, cash equivalents, and marketable securities balances as Level 1 assets. The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings is equal to book value due to the short-term nature of these items. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated, either directly or indirectly by observable market data. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Except for assets and liabilities related to our pension plan, as of March 31, 2019, and June 30, 2018, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets. The fair value of our forward exchange contracts as of March 31, 2019 was a net asset of $3.4 million. The fair value of our forward exchange contracts as of June 30, 2018 included a net asset of $55,000 and a net liability of $55,000, with no right of offset. As of March 31, 2019, and June 30, 2018, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2018 or the nine months ended March 31, 2019.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with our three largest customers, whose receivable balances collectively represented 78.0% of gross accounts receivable at March 31, 2019 and 76.6% at June 30, 2018. Additionally, amounts due related to our beta-alanine raw material sales were 12.9% of gross accounts receivable at March 31, 2019, and 17.3% of gross accounts receivable at June 30, 2018. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	March 31, 2019	June 30, 2018
Raw materials	$19,990	$16,209
Work in progress	4,400	4,268
Finished goods	3,360	3,462
Reserve	(734)	(372)
	$27,016	$23,567

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			March 31, 2019	June 30, 2018
Land		NA		$1,200	$1,200
Building and building improvements	7	–	39	3,730	3,721
Machinery and equipment	3	–	12	30,263	28,185
Office equipment and furniture	3	–	5	5,039	4,883
Vehicles		3		314	209
Leasehold improvements	1	–	15	17,025	15,688
Total property and equipment				57,571	53,886
Less: accumulated depreciation and amortization				(36,689)	(34,596)
Property and equipment, net				$20,882	$19,290

D. Other Comprehensive Loss

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three and nine months ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended			Nine months Ended
	March 31, 2019			March 31, 2019
		Unrealized			Unrealized
	Defined	Gains		Defined	Gains
	Benefit	(Losses) on		Benefit	(Losses) on
	Pension	Cash Flow		Pension	Cash Flow
	Plan	Hedges	Total	Plan	Hedges	Total
Beginning Balance	$(387)	$1,044	$657	$(387)	$(191)	$(578)
OCI/OCL before reclassifications	-	1,492	1,492	-	4,221	4,221
Amounts reclassified from OCI	-	(940)	(940)	-	(2,060)	(2,060)
Tax effect of OCI activity	-	(128)	(128)	-	(502)	(502)
Net current period OCI/OCL	-	424	424	-	1,659	1,659

Ending Balance	$(387)	$1,468	$1,081	$(387)	$1,468	$1,081

During the three months ended March 31, 2019, the amounts reclassified from OCI were comprised of $450,000 of gains reclassified to net revenues, $368,000 related to the amortization of forward points reclassified to interest income and $122,000 related to partially terminated hedging contracts to other income. During the nine months ended March 31, 2019, the amounts reclassified from OCI were comprised of $619,000 of gains reclassified to net revenues, $1.3 million related to the amortization of forward points reclassified to interest income and $122,000 related to partially terminated hedging contracts to other income.

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

During the three months ended March 31, 2018, the amounts reclassified from OCI were comprised of $974,000 of losses reclassified to net revenues and $206,000 related to the amortization of forward points reclassified to interest income. During the nine months ended March 31, 2018, the amounts reclassified from OCI were comprised of $1.8 million of losses reclassified to net revenues and $691,000 related to the amortization of forward points reclassified to interest income.

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

On March 31, 2019, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the nine months ended March 31, 2019. As of March 31, 2019, we had $10.0 million available under our credit facilities.

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

	Three Months Ended March 31,		Nine months Ended March 31,
	2019	2018	2019	2018

Customer 1	$18,731	$17,229	$58,396	$49,521
Customer 2	7,294	3,668	17,220	10,908
	$26,025	$20,897	$75,616	$60,429

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,			Nine months Ended March 31,
	2019		2018	2019	2018

Supplier 1	$	(a)	(a)	$6,312	(a)
Supplier 2		(a)	2,076	(a)	5,068
		$-	2,076	$6,312	5,068

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine months Ended March 31,
	2019	2018	2019	2018
Net Sales
Private label contract manufacturing	$31,758	$25,648	$94,505	$77,225
Patent and trademark licensing	3,697	6,167	13,525	15,999
Total Net Sales	$35,455	$31,815	$108,030	$93,224

	Three Months Ended March 31,		Nine months Ended March 31,
	2019	2018	2019	2018
Income from Operations
Private label contract manufacturing	$3,534	$2,229	$9,534	$7,870
Patent and trademark licensing	470	2,023	3,745	3,715
Income from operations of reportable segments	4,004	4,252	13,279	11,585
Corporate expenses not allocated to segments	(2,169)	(1,729)	(6,513)	(4,898)
Total Income from Operations	$1,835	$2,523	$6,766	$6,687

	March 31, 2019	June 30, 2018
Total Assets
Private-label contract manufacturing	$77,968	$69,037
Patent and trademark licensing	20,488	16,170
	$98,456	$85,207

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended March 31,		Nine months Ended March 31,
	2019	2018	2019	2018

United States	$16,222	$17,235	$52,417	$48,855
Markets outside of the United States	19,233	14,580	55,613	44,369
Total	$35,455	$31,815	$108,030	$93,224

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 74% of net sales in markets outside the U.S. for the three months ended March 31, 2019, and 78% for the nine months ended March 31, 2019. Products manufactured by NAIE accounted for 89% of net sales in markets outside the U.S. for the three months ended March 31, 2018, and 82% for the nine months ended March 31, 2018. No products manufactured by NAIE were sold in U.S. markets during the three month or nine month periods ended March 31, 2019 and 2018.

Assets and capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Long-Lived Assets		Total Assets		Capital Expenditures
					Nine months Ended
	March 31, 2019	June 30, 2018	March 31, 2019	June 30, 2018	March 31, 2019	March 31, 2018
United States	$10,978	$10,887	$57,040	$51,562	$1,295	$966
Europe	9,904	8,403	41,416	33,645	2,854	1,971
	$20,882	$19,290	$98,456	$85,207	$4,149	$2,937

H. Income Taxes

The effective tax rate for the three months ended March 31, 2019 was 18.9% and the effective tax rate for the nine months ended March 31, 2019 was 20.1%. The rates differ slightly from the fiscal 2019 U.S. federal statutory rate of 21% primarily due to the favorable impact of foreign earnings of NAIE, which are taxed at less than the U.S. statutory rate, as well as discrete tax items related to vesting of employee restricted stock.

The effective tax rate for the three months ended March 31, 2018 was 21.1% and the effective tax rate for the nine months ended March 31, 2018 was 69.4%. The effective tax rates for the three and nine months ended March 31, 2018 differ from our fiscal 2018 U.S. federal statutory rate of 28.06% primarily due to discrete items related to the Tax Cuts and Jobs Act (“the Tax Act”) enacted in December 2017. Our U.S. federal statutory rate for the year ending June 30, 2018 was 28.06%, which is a blended rate of the historic 35% statutory rate and the 21% rate stipulated by the Act.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense. There were no significant discrete items for the three or nine months ended March 31, 2019. Included in our tax expenses for the three and nine months ended March 31, 2018, is $3.3 million of discrete tax items related to the Tax Act. The discrete items include:

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

●

As of and since March 31, 2018, we no longer consider undistributed foreign earnings from NAIE earned before March 31, 2018 to be indefinitely reinvested. As a result, we recorded $775,000 in estimated foreign withholding taxes on the amounts deemed repatriated under the Act.

●

We remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future. The amount recorded during the second quarter of fiscal 2018 was based on whether the amounts were expected to reverse in fiscal 2018 at a blended U.S. rate of 28.06% or reverse in future periods at a rate of 21%. This amount was considered provisional under implementation of the Tax Act as we were still analyzing various aspects of the Act. The provision amount recorded during nine months ended March 31, 2018 from the remeasurement of our deferred tax balance was $664,000.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three or nine months ended March 31, 2019, there was no change to our valuation allowance for our deferred tax assets.

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

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2016 and forward are subject to examination by the U.S. tax authorities. Our tax years for the fiscal years ended June 30, 2007, 2008, 2009, as well as for the fiscal years ended June 30, 2015 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2015 and forward are subject to examination by the Swiss tax authorities.

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to those reserves. There were no adjustments to reserves in the three or nine month periods ended March 31, 2019.

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

During the three months ended March 31, 2019, we purchased 5,748 shares under this plan at a weighted average cost of $10.17 per share and a total cost of $58,000 including commissions and fees. During the nine months ended March 31, 2019 we purchased 42,697 shares under this plan at a weighted average cost of $9.75 and a total cost of $416,000 including commission and fees. During the three and nine months ended March 31, 2018, we did not repurchase any shares under this repurchase plan.

During the three months ended March 31, 2019, we acquired 39,118 shares from employees in connection with restricted stock shares that vested during that year at a weighted average cost of $11.58 per share and a total cost of $453,000. During the nine months ended March 31, 2019, we acquired 46,656 shares from employees in connection with restricted stock shares that vested during that period at a weighted average cost of $11.27 per share and a total cost of $525,000. During the three months ended March 31, 2018, we acquired 35,203 shares from employees in connection with restricted stock shares that vested during the period at a weighted average cost of $11.90 per share and a total cost of $419,000. During the nine months ended March 31, 2018, we acquired 43,201 shares from employees in connection with restricted stock shares that vested during the period at a weighted average cost of $11.69 per share and a total cost of $505,000. These shares were returned to us by the subject employees and in exchange we paid each employee’s required tax withholding liability incurred due to the vesting of their restricted stock shares during that period. The valuation of the shares acquired and the number of shares returned to us was calculated based on the closing share price on the date the shares vested.

As part of the Amended and Restated Exclusive Manufacturing Agreement with Juice Plus+, Juice Plus returned 400,000 shares of restricted common stock to us, which was added to our treasury stock as of March 31, 2019.

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

As of March 31, 2019, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2020. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest income or expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three and nine months ended March 31, 2019 and March 31, 2018.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. As of March 31, 2019, we determined that a portion of forecasted sales for our fourth quarter of Fiscal Year 2019 were no longer probable of occurring by the end of the specified time period. Therefore, we partially terminated hedging contracts for 2.3 million Euro and recorded a $132,000 gain to other income related to this termination. During the three and nine months ended March 31, 2018, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of March 31, 2019, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $58.0 million (EUR 45.0 million). As of March 31, 2019, a net gain of approximately $1.8 million related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $1.6 million will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of March 31, 2019, the fair value of our cash flow hedges was an asset of $3.4 million, of which $2.8 million was classified as a current asset, and $650,000 was classified in other non-current assets in our Consolidated Balance Sheets. During the three months ended March 31, 2019, we recognized $1.4 million of net gains in OCI, reclassified $450,000 of gains from OCI to Sales, and reclassified $490,000 of gains from OCI to Other Income. During the nine months ended March 31, 2019, we recognized $4.1 million of net gains in OCI, reclassified $619,000 of gains from OCI to Sales, and reclassified $1.4 million of gains from OCI to Other Income. As of June 30, 2018, $55,000 of the fair value of our cash flow hedges was classified in prepaids and other current assets, $46,000 was classified in other non-current assets, and $101,000 was classified in accrued liabilities in our Consolidated Balance Sheets. During the three months ended March 31, 2018, we recognized $987,000 of net losses in OCI, reclassified $974,000 of losses from OCI to Sales, and reclassified $206,000 of gains from OCI to Interest Income. During the nine months ended March 31, 2018, we recognized $3.4 million of net losses in OCI, reclassified $1.8 million of losses from OCI to Sales, and reclassified $691,000 of gains from OCI to Interest Income.

K. Contingencies

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to product liability, employment, intellectual property, regulatory, contract or other matters. The resolution of these matters as they arise may be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we currently do not believe the resolution of these matters will result in a material adverse effect on our business, consolidated financial condition, or results of operations. However, a settlement payment or unfavorable outcome could be greater than we currently anticipate and if they were they could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes we do not expect.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2019. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this report, as well as the risk factors and other information included in our 2018 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this report nor does it contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and this report.

Our primary business activity is providing private label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to two or three private label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales and royalty and licensing revenue generated from license and supply agreements with third parties grant them the right to use our patents, trademarks and other intellectual property in connection with the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® and SR CarnoSyn® trademarks.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private label contract manufacturing customers, and commercializing our patent estate through sales of beta-alanine under our Carnosyn® and SR Carnosyn® trade names and license agreements.

During the first nine months of fiscal 2019, our net sales were 16% higher than in the first nine months of fiscal 2018. Private label contract manufacturing sales increased 22% due primarily to the sale of new products to new and existing customers and higher volumes of current products to existing customers located primarily in U.S., Asian, and European markets. The increase in sales included shipment of new products and increased sales of existing products to our largest customer under our previously announced expanded relationship. Revenue concentration risk for our largest private label contract manufacturing customer as a percentage of our total net sales increased slightly from 53% to 54% for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018. We expect our annualized fiscal 2019 revenue concentration for this customer to be slightly lower than fiscal 2018 primarily as a result of anticipated sales growth from new and other existing customers.

During the first nine months of fiscal 2019, CarnoSyn® beta-alanine revenue decreased 15% to $13.5 million, compared to revenue of $16.0 million for the first nine months of fiscal 2018. The decrease in beta-alanine revenue was primarily due to decreased material shipments resulting from market and seasonal factors. We believe that a portion of this decline was impacted by certain of our customers discontinuing the use of our CarnoSyn® beta-alanine in favor of generic beta-alanine. However, several events have transpired over the past few months that we believe have strengthened our position in the market place and will aid in our efforts to increase our sales, including the following:

●

In February of 2019, we received New Dietary Ingredient (NDI) status from the FDA for our patented CarnoSyn® beta-alanine. CarnoSyn® beta-alanine is the only beta-alanine that has received this status and we plan to work with the FDA and other agencies and/or the courts to enforce our rights with our NDI.

●

In March of 2019, we received a favorable ruling from the U.S. Court of Appeals for the Federal Circuit that essentially vindicated our patents and held them as “patent eligible” under existing law. We plan to leverage this legal victory by aggressively pursuing those who are illegally violating our patents.

●

In March of 2019, as a result of our efforts over the last three years, the Ministry of Health, Labor, and Welfare of Japan officially approved beta-alanine for sale in the Japanese food markets, which opens a new market for our patented CarnoSyn® beta-alanine. We are actively working on establishing our sales platform to generate new sales in this untapped market.

There can be no assurance our sales, marketing, or legal efforts will reverse or decelerate potential future declines of our CarnoSyn® beta-alanine sales.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred litigation and patent compliance expenses of approximately $1.6 million during the first nine months of fiscal 2019 and $2.4 million during the comparable period in fiscal 2018. Our ability to maintain or further increase our beta-alanine licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR Carnosyn® trademark, maintain our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and further commercialize our existing patents, and will also depend on the continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights.

During the remainder of fiscal 2019, we plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and to assist us in developing relationships with additional quality oriented customers;

•

Expanding the commercialization of our beta-alanine patent estate through raw material sales, developing a new sales distribution channel under the Wellness and Healthy Aging category for our sustained release form of beta-alanine marketed under our SR Carnosyn® trademark, and exploiting new contract manufacturing opportunities, license agreements and protecting our proprietary rights; and

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

In the nine months ended March 31, 2019, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K related to the adoption of ASU 2014-09 on July 1, 2018, as described below.

Revenue Recognition

Revenue is recognized at the point in time that our performance obligations are fulfilled and control of the ordered products is transferred to the customer. Generally, this transfer occurs when the product is shipped, or in some cases, when the product is delivered to the customer. Refer to Revenue Recognition in Note A, "Basis of Presentation and Summary of Significant Accounting Policies," in this Quarterly Report, for more information.

Results of Operations

The results of our operations for the three and nine months ended March 31 were as follows (dollars in thousands):

	Three Months Ended			Nine months Ended
	March 31,			March 31,
	2019	2018	% Change	2019	2018	% Change
Private label contract manufacturing	$31,758	$25,648	24%	$94,505	$77,225	22%
Patent and trademark licensing	3,697	6,167	(40)%	13,525	15,999	(15)%
Total net sales	35,455	31,815	11%	108,030	93,224	16%
Cost of goods sold	29,128	25,105	16%	88,104	73,522	20%
Gross profit	6,327	6,710	(6)%	19,926	19,702	1%
Gross profit %	17.8%	21.1%		18.4%	21.1%

Selling, general and administrative expenses	4,492	4,187	7%	13,160	13,015	1%
% of net sales	12.7%	13.2%		12.2%	14.0%

Income from operations	1,835	2,523	(27)%	6,766	6,687	1%
% of net sales	5.2%	7.9%		6.3%	7.2%

Total other income	622	76	718%	1,662	386	331%
Income before income taxes	2,457	2,599	(5)%	8,428	7,073	19%
% of net sales	6.9%	8.2%		7.8%	7.6%

Provision for income taxes	463	548	(16)%	1,694	4,906	(65)%
Net income	$1,994	$2,051	(3)%	$6,734	$2,167	211%
% of net sales	5.6%	6.4%		6.2%	2.3%

Private label contract manufacturing net sales increased 24% during the three months ended March 31, 2019 and 22% during the nine months ended March 31, 2019, when compared to the same periods in the prior year. These increases were due primarily to the sale of new products to new and existing customers and higher volumes of current products to existing customers located primarily in U.S., Asian, and European markets. The increase in sales included shipment of new products and increased sales of existing products to our largest customer under our previously announced expanded relationship.

Net sales from our patent and trademark licensing segment decreased 40% during the three months ended March 31, 2019 and decreased 15% during the nine months ended March 31, 2019, when compared to the same periods in the prior year. The decrease in beta-alanine raw material sales during the three and nine months ended March 31, 2019 were primarily due to decreased material shipments resulting from market and seasonal factors. We believe that a portion of this decline was impacted by certain of our customers discontinuing the use of our CarnoSyn® beta-alanine in favor of generic beta-alanine.

The change in gross profit margin for the three and nine months ended March 31, 2019, was as follows:

	Three Months	Nine months
	Ended	Ended

Contract manufacturing(1)	2.9%	0.3%
Patent and trademark licensing(2)	(6.2)	(3.0)
Total change in gross profit margin	(3.3)%	(2.7)%

1

Private label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 2.9 percentage points during the three months ended March 31, 2019 and increased 0.3 percentage points during the nine months ended March 31, 2019 when compared to the comparable prior year periods. The increase in gross profit as a percentage of sales is primarily due to favorable product sales mix and a marginal decrease in per unit manufacturing costs.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 6.2 percentage points during the three months ended March 31, 2019 and decreased 3.0 percentage points during the nine months ended March 31, 2019 when compared to the comparable prior year periods. These decreases were primarily due to decreased material shipments resulting from market and seasonal factors and lower average sales price.

Selling, general and administrative expenses increased $305,000, or 7%, during the three months ended March 31, 2019 and increased $145,000, or 1%, during the nine months ended March 31, 2019, as compared to the comparable prior year periods. These increases were primarily due to increased employee compensation and consulting costs partially offset by lower legal, marketing, and advertising costs associated with our patent and trademark licensing segment.

Other income, net, increased $546,000 during the three months ended March 31, 2019 and increased $1.3 million during the nine months ended March 31, 2019, when compared to the comparable prior year periods. These increases were primarily due to favorable interest income associated with our foreign currency hedge contracts, including a gain of $132,000 recorded in the three months ended March 31, 2019 related to the termination of certain hedging contracts.

Our income tax expense decreased $85,000, or 16%, during the three months ended March 31, 2019, primarily related to lower pre-tax income and a lower tax rates as a result of the Tax Act. Income tax expense decreased $3.2 million, or 65%, during the nine months ended March 31, 2019, as compared to the comparable prior year periods. These decreases were primarily due to the discrete tax items incurred as a result of the Tax Act fiscal 2018 and a lower effective tax rate in fiscal 2019 as a result of the Tax Act, partially offset by increased pre-tax income during the nine months ended March 31, 2019 as compared to the comparable prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $7.6 million for the nine months ended March 31, 2019 compared to net cash provided by operating activities of $4.7 million in the comparable period in the prior fiscal year.

At March 31, 2019, changes in accounts receivable, consisting of amounts due from our private label contract manufacturing customers and our patent and trademark licensing activities, used $2.2 million in cash compared to using $3.0 million of cash during the comparable nine month period in the year. The decrease in cash used by accounts receivable during the nine months ended March 31, 2019 primarily resulted from timing and the amount of sales and related collections. Days sales outstanding was 40 days during the nine months ended March 31, 2019 as compared to 29 days for the prior year period.

Changes in inventory used $3.5 million in cash during the nine months ended March 31, 2019 compared to using $10.1 million in the comparable prior year period. The change in cash related to inventory during the nine months ended March 31, 2019 was primarily related to the timing of sales and new order activity. Changes in accounts payable and accrued liabilities provided $4.1 million in cash during the nine months ended March 31, 2019 compared to providing $8.7 million during the nine months ended March 31, 2018. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the nine months ended March 31, 2019 was $2.6 million compared to $4.4 million in the comparable prior year period. The primary reason for the change was due to the repayment of a $1.5 million note receivable during the second quarter of fiscal 2019, which was originally issued during the second quarter of fiscal 2018. In addition we made capital equipment purchases of $4.2 million in the nine months ended March 31, 2019 as compared to capital equipment purchases of $2.9 million in the nine months ended March 31, 2018. Capital expenditures during fiscal 2019 and fiscal 2018 were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities. At March 31, 2019 and June 30, 2018, on a consolidated basis, we had no outstanding balances due in connection with our loan facility.

Cash used in financing activities for the nine months ended March 31, 2019, was $903,000, compared to $505,000 used in the comparable prior year period. This is primarily due increased repurchases of our stock.

During the nine months ending March 31, 2019, we were in compliance with all of the financial and other covenants required under the Credit Agreement. Refer to Note E, "Debt," in this Quarterly Report, for terms of Credit Agreement and additional information.

As of March 31, 2019, we had $27.7 million in cash and cash equivalents and $10.0 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of March 31, 2019.

On July 1, 2018, we adopted Topic 606 (see Note 1). We implemented internal controls to ensure we adequately evaluate our contracts and properly assess the impact of the new accounting standards on our condensed consolidated financial statements. Although adoption of the new revenue standard had no material impact on July 1, 2018 retained earnings or financial statement activity for the quarter ended March 31, 2019, and is not expected to have a material impact on our ongoing financial statements, we implemented changes to our business processes related to revenue recognition and the control activities within them. The changes included training within management, as well as new processes for ongoing contract review and monitoring to ensure completeness and accuracy of the information.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, product liability, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we currently do not believe the resolution of these matters, even if unfavorable, will result in a material adverse effect on our business, consolidated financial condition, or results of operations. However, a settlement payment or unfavorable outcome could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes we do not expect.

As of May 9, 2019, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business, each of which is related to enforcing our intellectual property rights.  There is no assurance NAI will prevail in these litigation matters or in similar proceedings it may initiate or that litigation expenses will not be greater than anticipated.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities for the three or nine month periods ended March 31, 2019 and March 31, 2018.

Repurchases

During the three months ended March 31, 2019 we repurchased 5,748 shares of common stock at a total cost of $58,000 (including commissions and transactions fees) as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of March 31, 2019) (in thousands)
January 1, 2019 to January 31, 2019	5,748	$10.17	5,748	—
February 1, 2019 to February 28, 2019	—	—	—	—
March 1, 2019 to March 31, 2019	—	—	—	—
Total	5,748		5,748	$2,428

(1) Average price paid per share includes costs associated with the repurchases

Refer to Note I, "Treasury Stock," in this Quarterly Report, for terms of repurchase plan and additional information.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on December 8, 2005
10.01	Amended and Restated Exclusive Manufacturing Agreement with Juice Plus+	Exhibit 10.48 of NAI’s Current Report on Form 8-K Form 8-K dated March 31, 2019, filed with the commission on April 5, 2019.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, duly authorized officers.

Date: May 9, 2019

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)