Form 10-K
period 2019-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2019-09-24
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

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

Indicate by check mark if Natural Alternatives International, Inc. (NAI) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    ☐ Yes     ☒ No

Indicate by check mark if NAI is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    ☐ Yes     ☒ No

Indicate by check mark whether NAI (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that NAI was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether NAI has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that NAI was required to submit such files).    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of NAI’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether NAI is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company.

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

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2018) was approximately $54,141,271 (based on the closing sale price of $9.83 reported by Nasdaq on December 31, 2018). For this purpose, the shares subject to an irrevocable proxy in favor of the NAI Board of Directors, and all of the shares held by NAI’s officers, and directors, and their affiliates were assumed to be common stock held by affiliates of NAI.

As of September 18, 2019, 7,225,072 shares of NAI’s common stock were outstanding, net of 1,626,605 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement for its Annual Meeting of Stockholders to be held December 6, 2019, to be filed on or before October 29, 2019.

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

•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;
•	sources and availability of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•	inventory levels, including the adequacy of raw material and other inventory levels to meet future customer demand;
•	the future adequacy and intended use of our facilities;
•	potential manufacturing and distribution channels, product returns, and potential product recalls;
•	future customer orders;
•	the impact of external factors on our business and results of operations, especially variations in quarterly net sales from seasonal and other factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices;
•	our ability to successfully expand our operations, including outside the United States (U.S.);
•	the adequacy of our financial reserves and allowances;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from operations to fund our working capital needs and capital expenditures through the next 12 months and longer;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

We are a leading formulator, manufacturer and marketer of nutritional supplements. Our comprehensive strategic partnerships with our customers allow us to offer a wide range of innovative nutritional products and services to such customers including: scientific research, clinical studies, proprietary ingredients, customer-specific nutritional product formulation, product testing and evaluation, marketing management and support, packaging and delivery system design, regulatory review, and international product registration assistance.

As our primary business activity, we provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also own a patent estate related to the raw material ingredient known as beta-alanine, which is primarily commercialized through the direct sale of this raw material and supply agreements with third parties for the distribution and use of this raw material under our CarnoSyn® and SR CarnoSyn® trademarks.

History

Originally founded in 1980, Natural Alternatives International, Inc. (NAI) reorganized as a Delaware corporation in 1989. Our principal executive offices are located at 1535 Faraday Ave, Carlsbad, CA 92008.  Our domestic manufacturing facility is located in Vista, California.

In January 1999, we formed Natural Alternatives International Europe S.A. (NAIE), our wholly-owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened its manufacturing facility in Manno, Switzerland, which has grown over the ensuing years and currently possesses manufacturing capability in encapsulation, powders, and tablets, finished goods packaging, quality control, laboratory testing, warehousing, distribution and administration.

In 1997, we obtained the patent rights related to instant-release beta-alanine and have since expanded this patent estate to include sustained-release beta-alanine.  We sell these products under our trademarks CarnoSyn® and SR CarnoSyn®.  As part of our business strategy, we have sought to commercialize our CarnoSyn® patent estate through contract manufacturing and royalty and license agreements. We directly sell beta-alanine and license our related patent and trademark rights to others for use in or with their products.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, other than “NAI” and as applicable, to NAIE.

Overview of our Facilities and Operations

Our U.S.-based operations are located in Vista and Carlsbad, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory, and other research and development services. Our U.S. manufacturing facilities were recertified on November 8, 2016 by the Therapeutic Goods Administration (TGA) of Australia after its audit of our Good Manufacturing Practices (GMP). TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen to thirty six months. During August 2016, TGA completed an inspection of our facilities and quality systems for compliance with good manufacturing practices, and a renewed GMP clearance was issued to NAI that expires August 3, 2020.

Our California facilities also have been awarded GMP registration annually since October 2002 by NSF International (NSF) through the NSF Dietary Supplements Certification Program and received “GMP for Sport” NSF Certified registration on February 16, 2009. GMP requirements are regulatory standards and guidelines setting forth necessary processes, procedures and documentation for manufacturers in an effort to assure the products produced by that manufacturer have the identity, strength, composition, quality and purity represented. The NSF Certified for Sport program focuses on minimizing the risk that a dietary supplement or sports nutrition product contains banned substances and was developed due to growing demand from athletes and coaches concerned about banned substances in sports supplements.  The program focuses primarily on manufacturing and sourcing processes, while embedding preventative measures throughout.  NAI’s participation in the program allows us to produce products bearing the NSF Sport logo.

Our U.S. operations have also been certified by Health Canada as compliant with the GMP requirements outlined in Part 3 of the Canadian Natural Health Products Regulations.  Health Canada is the department of the Canadian government with responsibility for national public health. Health Canada has initiated work to modernize its regulatory system for food and health products.  Health Canada plays an active role in ensuring access to safe and effective drugs and health products while giving high priority to public safety and strives to provide information needed to make healthy choices and informed decisions regarding one’s health.  NAI was issued its initial certification by Health Canada in December 2011 and received its most recent renewal in December 2016 which is valid until December 5, 2019.  This approval demonstrates another level of regulatory compliance by NAI, and may also ease the approval process for our customers who import products into Canada.

During March 2015, our Vista California facility became certified as an Organic Processor and Handler by Natural Food Certifiers (NFC).  This certification demonstrates our facility meets the USDA National Organic Program standards and allows our contract manufacturing and packaging services to include products labeled as Organic.  The certification requires annual renewal and was last renewed in January 2019. We are registered with the State of California, Department of Public Health Food and Drug Branch as an organic processor. Additionally, we are certified by various Rabbinical and Halal authorities to produce Kosher and Halal certified products. These certifications guarantee that the facility, processes, and ingredients of certified products have been reviewed and found to be in compliance with the strict dietary laws of the respective Jewish and Muslim communities.

NAIE operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license from the Swissmedic Authority of Bern, Switzerland to process pharmaceuticals for packaging, import, export and sale within Switzerland and other countries. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying that NAIE’s expanded facilities conform to GMP. In January 2013, following the additional upgrade of NAIE’s manufacturing facilities to include the manufacture of pharmaceuticals, NAIE obtained an additional pharmaceutical approval from the Swissmedic Authority certifying that NAIE’s upgraded facilities conform to GMP. We believe these licenses and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and improve our ability to develop relationships with new customers. NAIE's last Swissmedic inspection was conducted in February 2018.  The renewed certification was issued in April 2018 and is valid until February 2021.

In addition to our operations in the U.S. and Switzerland, we have had a representative in Japan for many years who provides a range of services to our customers currently present in or seeking to expand into the Japanese market and other markets in the Pacific Rim. These services include regulatory and marketing assistance along with guidance and support in adapting products for these markets.  In March 2019, the Japanese Minister of Health, Labor, and Welfare approved beta-alanine for use in Japanese food products.  We have partnered with Shimizu Chemical Corporation to provide exclusive distribution of CarnoSyn® beta-alanine in Japan.

Business Strategy

Our goals are to achieve long-term growth and profitability and to diversify our sales base. To accomplish these goals, we have sought, and intend to continue to seek to do the following:

•

leverage our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers and assist in developing relationships with additional quality oriented customers;

•

expand the commercialization of our beta-alanine patent estate through raw material sales, developing a new sales distribution channel under the Wellness and Healthy Aging category for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, and exploiting new contract manufacturing opportunities, license agreements and protecting our proprietary rights;

•	improve operational efficiencies and manage costs and business risks to improve profitability.

Overall, we believe there is an opportunity to enhance consumer confidence in the quality of our customer's nutritional supplements and their adherence to label claims through education provided by direct sales and direct-to-consumer marketing programs. We believe our GMP and TGA certified manufacturing operations, science based product formulations, peer-reviewed clinical studies and regulatory expertise provide us with a sustainable competitive advantage and provide our customers with a high degree of confidence in the products we manufacture.

While today’s consumer may have access to a variety of information, we believe many consumers remain uneducated about nutrition and nutritional supplementation, uncertain about the relevance or reliability of the information available to them, or confused about conflicting claims or information. We believe this state of the market creates a significant opportunity for the direct sales marketing channel. The direct sales marketing channel has proved, and we believe will continue to prove, to be a highly effective method for marketing high-quality nutritional supplements because it allows associates or other individuals to educate consumers on the benefits of science based nutritional supplements. Our largest customers operate in the direct sales marketing channel. Thus, the majority of our business has relied primarily on the effectiveness of our customers in this marketing channel.

We also believe there is significant opportunity with the commercialization of our patent estate through the introduction of CarnoSyn® and SR CarnoSyn® beta-alanine into additional markets and with the introduction of new beta-alanine product offerings. Currently, a majority of our sales of CarnoSyn® are to companies that operate in the sports nutrition channel and are focused on products containing the instant release form of beta-alanine. We believe there are several other markets and distribution channels that represent growth opportunities for the distribution of CarnoSyn® and SR CarnoSyn® beta-alanine. We believe SR CarnoSyn® is a superior delivery system of CarnoSyn® beta-alanine based on its sustained release profile that allows for increased daily dosing and improved muscle retention of carnosine. We believe SR CarnoSyn® beta-alanine is a vital component in the further commercialization of our patent estate outside of the sports nutrition channel. Our patents related to instant release beta-alanine extend through 2026 while our patents for SR CarnoSyn® extend through 2027.

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

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2019		2018
	$	%	$	%
Private-label Contract Manufacturing	$121,598	88	$110,992	84
Patent and Trademark Licensing	16,692	12	21,445	16
Total Net Sales	$138,290	100	$132,437	100

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

Our research and development expenses for the fiscal year ended June 30, 2019 increased to $1.8 million, compared to $1.5 million for the fiscal year ended June 30, 2018.

Sources and Availability of Raw Materials

We use raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. In addition, the commercialization of our beta-alanine patents and trademarks depends on the availability of the raw material beta-alanine. We conduct identity testing for all raw materials we purchase and, on a predetermined testing protocol basis, we evaluate raw materials to ensure their quality, purity and potency before we use them in our products. We typically buy raw materials in bulk from qualified vendors located both within and outside the U.S.

Our contract manufacturing business did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials during fiscal 2019. However, there continues to be significant pricing pressures associated with various vitamins, minerals and herbs in the raw material marketplace including those pressures resulting from new and potentially increased tariffs. Throughout fiscal 2020, we expect upward pricing pressures for raw materials and other costs will continue as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, and the potential levy of tariffs levied on goods we import from overseas, including beta-alanine.

Customers

We have two private-label contract manufacturing customers that each individually represent more than 10% of our consolidated net sales. The loss of either of these customers could result in a significant negative impact to our financial position and results of operations. We continue to focus on obtaining new private-label contract manufacturing customers to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

Competition

We compete with other manufacturers, distributors and marketers of vitamins, minerals, herbs, and other nutritional supplements both within and outside the U.S. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements comes from many sources. These products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), health and natural food stores, and direct sales channels (network marketing and internet sales).

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

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the U.S., while the FTC regulates marketing and advertising claims. In August 2007, a rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold nutritional supplements to meet certain GMP’s to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by the FDA and believe we are currently operating within the FDA mandated GMP.

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

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act was passed, and further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the 2006 Act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and to notify the FDA of any serious adverse event report. Events reported to the FDA are not considered an admission from a company that its product caused or contributed to the reported event. We believe we are in compliance with this act and we are committed to meeting or exceeding the requirements of this Act.

We are also subject to a variety of other regulations in the U.S., including those relating to health, safety, bioterrorism, taxes, labor, employment, import and export, the environment and intellectual property. All of these regulations require significant financial and operational resources to ensure compliance, and we cannot assure you we will always be in compliance despite our best efforts to do so.

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

Intellectual Property

Trademarks. We have developed and use trademarks in our business, particularly relating to corporate, brand and product names. We own 42 trademark registrations; including ten registrations in the U.S. Six of these U.S. registrations are incontestable. Federal registration of a trademark in the United States affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent subsequent users from using the same or similar mark. However, to the extent any other business operator has acquired trademark rights in a mark by its consistent use of such mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration can be subject to that user’s prior established non-statutory (“Common Law”) rights in that geographic area. In addition, rights in a registered mark are dependent upon the continued use of the mark in connection with the goods and/or services set forth in the registration.

We have 32 foreign trademark registrations covering 41 countries including, registrations for CarnoSyn and SR CarnoSyn in Australia, Brazil, Canada, China, Cuba, the European Union Intellectual Property Office, Hong Kong, Israel, Japan, Mexico, New Zealand, Poland, and South Korea. Registrations have also been obtained for CarnoSyn and the SR CarnoSyn® logo in Switzerland and for CarnoSyn SR in Australia and the European Union. We currently have four U.S. trademark applications pending and four International applications pending. We also claim common law ownership and protection of certain unregistered trademarks and service marks based upon our continued use of the marks under common law. In some countries, such as the United States, Common Law offers protection of a mark within the particular geographic area in which it is continually and deliberately used.

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

Trade Secrets. We own certain intellectual property, including trade secrets, which we seek to protect, in part, through confidentiality agreements with employees and other parties. We regard our proprietary technology, trade secrets, trademarks and similar intellectual property as critical to our success, and we rely on a combination of trade secrets, contract, patent, copyright and trademark law (including established but non-statutory law) to establish and protect the rights in our products and technology. The laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S.

Patents and Patent Licenses. We currently own seven U.S. patents and seventeen corresponding patents registered in countries throughout North America, Europe and Asia. We also have pending applications in several countries. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI and we make certain ongoing royalty payments to the prior owners of the patents The royalty payments and licenses continue until the expiration of the patents. We also sell beta-alanine, and license our patent and trademark rights related to beta-alanine. These patents extend through 2027.

Licensing, royalties, raw material sales, and revenues we have received associated with the sale and licensing of beta-alanine under the CarnoSyn® and SR CarnoSyn® trade names have grown from $515,000 in fiscal 2009 to $16.7 million in fiscal 2019. During fiscal 2019, our revenues were primarily related to the direct sale of the raw material beta-alanine. We incurred intellectual property litigation and patent compliance expenses of approximately $2.4 million during fiscal 2019 primarily in connection with our efforts to procure and protect our proprietary rights and patent estate. We expect to continue to incur these types of litigation and compliance expenses during fiscal 2020.

Employees

As of June 30, 2019, we employed 186 full-time employees in the U.S., three of whom held executive management positions. Of the remaining full-time employees, 36 were employed in research, laboratory and quality control, 18 in sales and marketing, and 129 in manufacturing and administration. From time to time we use temporary personnel to help us meet shorter-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2019, we did not have any temporary personnel.

As of June 30, 2019, NAIE employed an additional 85 full-time employees and 41 temporary employees. Most of these positions were in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good, but nothing can assure that this will continue in the future.

Seasonality

In addition to general economic factors, we are impacted by seasonal factors and trends, such as major cultural events and vacation patterns. We manufacture and sell products to customers that operate in many different countries throughout the world and these seasonal factors vary by region. Although we believe the impact of seasonality on our consolidated results of operations is minimal, our quarterly results may vary significantly in the future due to the timing of private-label contract manufacturing and CarnoSyn® and SR CarnoSyn® beta-alanine raw material orders. We cannot provide any assurances that revenue trends will follow historical patterns. The market price of our common stock may be adversely affected by these seasonal factors.

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

When evaluating our business and future prospect you should carefully review and consider the risks described below in conjunction with other information in this report and in other reports and documents we file with the SEC. The risks and uncertainties described below are not the only ones we face. Additional material risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also occur or become material. If any of the following risks or any additional risks and uncertainties actually occur or become material, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock. You should not draw any inference as to the magnitude of any particular risk from its position in the following discussion.

Because we derive a significant portion of our revenues from a limited number of customers, our revenues would be adversely affected by the loss of a major customer or a significant change in their business, personnel or the timing or amount of their orders.

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2019, sales to our largest customer, The Juice Plus+ Company, were approximately 49% of our consolidated net sales. We also have one other private-label contract manufacturing customer that represented 19% of our consolidated net sales. No other customers represented more than 10% of our consolidated net sales. The loss of one of these customers or other major customers, a significant decline in sales to any one of these customers, a significant change in their business model or personnel, or in any one of these customer’s ability to make payments when due, could materially and adversely affect our financial condition and results of operations. Furthermore, the timing of our customers’ orders is impacted by, among other factors, their marketing programs, their customer demand, seasonality, their raw material suppliers we are sometimes required to use, their supply chain management, entry into new markets and their new product introductions, all of which are outside of our control. All of these attributes have had and are expected to have a significant impact on our business in the future.

Our future growth and stability depends, in part, on our ability to diversify our sales. Our efforts to establish new sales from both existing customers and new customers could require significant initial investments, which may or may not result in higher overall sales and improved financial results.

Our business strategy depends in large part on our ability to develop new product sales from both current and new customer relationships. These activities often require a significant up-front investment including, among others, customized formulations, compliance with a different regulatory scheme, product registrations, package design, product testing, pilot production runs, and the build-up of initial inventory. We may experience significant delays from the time we increase our operating expenses and make investments in inventory (and incur additional related carrying costs) until the time we generate net sales from new products or customers, and it is possible after incurring such expenditures we may not generate material revenue from new products or customers. If we incur significant expenses and investments in inventory that we are not able to recover, and we are not able to compensate for those expenses, our operating results would be adversely affected.

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

We own multiple patents and trademarks related to the use of beta-alanine in food and nutritional supplements. A majority of our revenue and income from this segment is currently derived from activity related to licensing our patents associated with instant release beta-alanine, sold under our trade name CarnoSyn®. Fifteen patents related to CarnoSyn® expired in August 2017 and we have four remaining patents for this version of CarnoSyn®, of which the latest expires in 2026. Our patent and trademark licensing revenue decreased from $21.4 million in fiscal 2018 to $16.7 million in fiscal 2019 in part due to certain of our customers discontinuing the use of our CarnoSyn® beta-alanine in favor of generic beta-alanine.  There is no assurance we will be successful maintaining our historical CarnoSyn® instant release beta-alanine sales levels or growing future sales volumes with our remaining CarnoSyn® instant release patent estate. If we are not successful it could have a material adverse effect on our business, results of operations, and financial condition.

We believe SR CarnoSyn® is a superior delivery system for CarnoSyn® beta-alanine based on its sustained release profile that allows for increased daily dosing and improved muscle retention of carnosine. Our patents related to SR CarnoSyn® extend through 2027 and we believe the introduction of SR CarnoSyn® beta-alanine is an important step in the further commercialization of our patent estate. There can be no assurance that we will be successful in getting the market to transition to this new form of beta-alanine or that we will be successful launching new products utilizing SR CarnoSyn® beta-alanine. If we are not successful in either one of these goals, it could have a material adverse effect on our business, results of operations, and financial condition.

We may continue to incur significant costs creating and defending our intellectual property. We may be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others.

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents, and similar intellectual property. We may continue to incur significant patent and trademark litigation costs associated with creating and defending our intellectual property. During fiscal 2019, we incurred approximately $2.4 million in patent litigation and prosecution expense and expect to incur significant similar expenses during fiscal 2020. There is no assurance we will be able to create new intellectual property, or protect our intellectual property adequately or that our intellectual property rights will be upheld. If as we have been in the past, we are again subject to legal proceedings to invalidate our patent rights, they could have a material adverse impact upon our financial condition and results of operations. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if ultimately determined in our favor, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. If infringement claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance such a license would be available at all or available on terms acceptable or favorable to us.

Possible new tariffs on imported goods from China and elsewhere could adversely affect our business operations.

The United States has recently implemented new and increased tariffs on a wide range of goods and materials imported from China and other governments, in addition to tariffs previously imposed. These goods may include products and applications, including ingredients we or our customers require for their products. In addition, these goods may include beta-alanine.  Our ability to maintain or increase revenue from our beta-alanine patent estate depends on the availability of the raw material beta-alanine. In response, China and other governments have imposed and have announced plans to impose additional tariffs on certain American products if additional U.S. tariffs are imposed. Continuing or increased tariffs could have a material adverse effect on our customer’s businesses, the availability of beta-alanine, and the cost of our products. While it is difficult to predict how existing and additional potential tariffs will be imposed, or how tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products we or our customers offer for sale, or ingredients we use in the products we manufacture could adversely impact our offerings and customers, and such tariffs could have an adverse impact on the availability of raw materials we purchase including beta-alanine.

If so, this could adversely impact our ability to license our patents and trademarks, our ability to sell beta-alanine, and our customers’ ability to compete in the market place, resulting in reduced demand for our products, and products we manufacture for our customers. Any of these events could have a material adverse effect on our business and results of operations.

Our operating results will vary. We experienced declines in net sales and incurred losses in past years and there is no guarantee our sales will improve or we will earn a profit in future years. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our net sales increased during fiscal 2019 as compared to fiscal 2018, but there can be no assurance our net sales will continue to improve in the near term, or we will earn a profit in any given year. We have experienced net losses in the past and may incur losses in the future. Our operating results may fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We anticipate generating positive net income in fiscal 2020, although there is no assurance we will be able to do so. Fluctuations in our operating results may adversely affect the share price of our common stock.

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

Before commencing operations or marketing our products in markets outside the U.S., we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of products or even may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. Furthermore, the regulations of these countries may conflict with those in the U.S. and with each other. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. The cost of complying with these various and potentially conflicting regulations can be substantial and could adversely affect our results of operations.

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

Our results of operations are affected by the level of business activity of our customers and licensees, which in turn is affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private-label contract manufacturing customers and products sold or manufactured by others using our licensed patent rights. Any decline in economic conditions in the U.S. and the various foreign markets in which our customers operate could negatively impact our customers’ businesses and our operations. A significant decline in consumer demand and the level of business activity of our customers, even if only due in part to general economic conditions, could have a material adverse effect on our revenues and profit margins.

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

We buy our raw materials from a limited number of suppliers. During fiscal 2019, one of our suppliers, Capsugel, represented more than 10% of our total raw material purchases. During fiscal 2018, two of our suppliers, Van Drunen Farms and Capsugel, represented more than 10% of our raw material purchases. Additionally, during fiscal 2019, we began purchasing our beta-alanine from a single supplier and have committed to purchasing a majority of their food-grade beta-alanine production capacity through the end of calendar year 2019. The loss of any of our major suppliers or of any supplier who provides us materials that are hard to obtain elsewhere could adversely affect our business operations. Although we believe we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in shortages of products we manufacture from such raw materials, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or with our customer’s consent to substitute different materials from alternative sources.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. We have experienced increases in various raw material costs, transportation costs and the cost of petroleum-based raw materials and packaging supplies used in our business. Increasing cost pricing pressures on raw materials and other products have continued throughout fiscal 2019 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs. We expect these upward pressures to continue through fiscal 2020. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects such cost increases could have on our results of operations or financial condition.

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

In addition, our efforts to commercialize our patent estate and related supply agreements are substantially dependent on the availability of the raw material beta-alanine and sales of beta-alanine or products incorporating beta-alanine. The availability of beta-alanine, and thus sales of such raw material and products using such material, could be negatively impacted by any shortages, interruptions and similar events described above, which could in turn adversely affect the amount of revenue and profit margin we earn from the sale of beta-alanine.  Additional tariffs imposed by any government on beta-alanine could have an adverse impact on the price we have to pay for beta-alanine and the availability of beta-alanine.

Our industry is highly competitive and we may be unable to continue to compete effectively. Increased competition could adversely affect our financial condition.

The market for our products, and those of our customers, is highly competitive. Some of our competitors are larger than we are and have greater financial resources and broader name recognition than we do. Our competitors may be able to devote greater resources to research and development, marketing and other activities that could provide them with a competitive advantage. Our market has relatively low entry barriers and is highly sensitive to the introduction of new products that may rapidly capture significant market share. Our competitors may not stress the level of quality we provide and could manufacture at lower costs. Our competitors are largely private and not subject to the same disclosure requirements as a publicly traded company.If consumers do not perceive higher quality as worth a higher price, our revenue could suffer. Increased competition could result in price reductions, reduced profit margins or loss of market share, any of which could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to compete effectively in this intensely competitive environment.

We could be exposed to product liability claims or other litigation, which may be costly and could materially adversely affect our operations.

We could face financial liability due to product liability claims if the use of our products results in significant loss or injury. Additionally, the manufacture and sale of our products involves risk of injury to consumers from tampering by unauthorized third parties or product contamination. We could be exposed to future product liability claims that include, among others, assertions that: our products contain contaminants; we provide consumers with inadequate instructions about product use; or we provide inadequate warning about side effects or interactions of our products with other substances. Even if we were to prevail in any such claims, the cost of litigation and settlement could be significant.

We maintain product liability insurance coverage, including primary product liability and excess liability coverage. The cost of this coverage has increased in recent years, while the availability of adequate insurance coverage has decreased. While we expect to be able to continue our product liability insurance, there can be no assurance we will in fact be able to continue such insurance coverage, or that such insurance coverage will be adequate to cover any liability we may incur, or that our insurance policies will continue to be available at an economically reasonable cost.

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

Our future growth may depend, in part, on our ability and the ability of our private-label contract manufacturing customers, to expand into additional markets outside the U.S. or to improve sales in markets outside the U.S. There can be no assurance we or such customers will be able to expand in existing markets outside the U.S. or enter new markets on a timely basis, or that new markets outside the U.S. will be profitable. There are significant regulatory and legal barriers in markets outside the U.S. that must be overcome to enter and operate in such markets. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Our sales and operations outside the U.S. are subject to political, economic and social uncertainties including, among others:

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

Our business can be affected by adverse publicity or negative public perception about us, our competitors, our customers, our products, or our industry generally. Adverse publicity may include publicity about the nutritional supplements industry generally, the efficacy, safety and quality of nutritional supplements and other health care products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors, or our customers. Any adverse publicity or negative public perception could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations could be adversely affected if any of our products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated and unwanted health consequences.

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

We outsource our beta-alanine fulfillment and distribution activities. The operation of the third party service provider’s facilities is subject to the interruption risk and similar risks described above for our facilities and there can be no assurance these interruptions or any other operational problem at such third party’s facilities would not have a material adverse effect on our business, financial condition and results of operations.

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

We may pursue acquisitions of companies we believe could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. Acquisitions involve numerous risks, including the following:

•	potential difficulties related to integrating the products, personnel and operations of an acquired company;

•	failure to operate efficiently as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices;

•	diverting management’s attention from other daily operations of the business;

•	entering markets in which we have no or limited prior direct experience and where competitors in such markets have more experience and stronger market positions;

•	potential loss of key employees of an acquired company;

•	potential inability to achieve cost savings and other potential benefits expected from the acquisition;

•	an uncertain sales and earnings stream from an acquired company; and

•

potential impairment charges, which may be significant, against goodwill and purchased intangible assets acquired in an acquisition due to changes in conditions and circumstances that occur after the acquisition, many of which may be outside of our control.

There can be no assurance that acquisitions we may pursue will be successful. If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful in integrating an acquired company’s employees, products or operations successfully, our business, financial position or results of operations could be adversely affected.

Collectively, our officers and directors own a significant amount of our common stock, giving them influence over corporate transactions and other matters and potentially limiting the influence of other stockholders on important policy and management issues.

Our officers and directors, together with their families and affiliates, beneficially owned approximately 23% of our outstanding shares of common stock as of June 30, 2019. Approximately 16% of the outstanding shares of common stock are beneficially owned by Mark LeDoux, and his family and affiliates. Mr. LeDoux is our Chief Executive Officer and Chairman of the Board. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

It is possible our cash from operations could become insufficient to meet our working capital needs and/or to implement our business strategies. In such an event, there can be no assurance our existing line of credit would be sufficient to meet our working capital needs. Furthermore, if we fail to maintain certain loan covenants, we may no longer have access to our credit line. Under the terms of our credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender. Our credit line in terminates in November 2022 and there is no guarantee we will be able to extend or renew this credit line on favorable terms or at all.

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

Stock prices in general can be volatile and ours is no different. The trading price of our stock may fluctuate in response to the following, as well as other, factors:

•	broad market fluctuations and general economic and/or political conditions;

•	fluctuations in our financial results;

•	relatively low trading volumes;

•	future offerings of our common stock or other securities;

•	the general condition of the nutritional supplement industry;

•	increased competition;

•	regulatory action;

•	adverse publicity;

•	manipulative or illegal trading practices by third parties; and

•	our and our customer’s and supplier’s products and other public announcements.

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

This table summarizes our facilities as of June 30, 2019. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date
Vista, CA USA(1),(2)	Manufacturing, warehousing, packaging and distribution	162,000	Leased	March 2024
Manno, Switzerland(3)	Manufacturing, warehousing, packaging and distribution	94,217	Leased	June 2024
Manno, Switzerland(4)	Warehousing	30,892	Leased	December 2023
Carlsbad, CA USA(5)	Corporate headquarters	20,981	Owned	N/A

(1)	This facility is used by NAI for its private-label contract manufacturing segment.

(2)	At this facility we use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions.

(3)	This facility is used by NAIE in connection with our private-label contract manufacturing segment. As of July 1, 2019, we exercised the option to renew the lease of this facility until June 2024.

(4)	This facility is used by NAIE for additional warehouse storage.

(5)	We purchased the Carlsbad facility in March 2016.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, product liability, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we generally do not believe the resolution of these matters, even if unfavorable, will result in a material adverse effect on our business, consolidated financial condition, or results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes we do not expect. An unexpected settlement expense or an unexpected unfavorable outcome of a matter could adversely impact our results of operations.

As of September 24, 2019, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business, each of which is related to enforcing our intellectual property rights.

There is no assurance NAI will prevail in any litigation matters or that litigation expenses will not be greater than anticipated.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2019 and 2018:

	Fiscal 2019		Fiscal 2018
	High	Low	High	Low
First Quarter	$10.57	$9.35	$11.25	$9.15
Second Quarter	$10.40	$8.73	$10.95	$9.65
Third Quarter	$11.88	$9.46	$12.15	$10.15
Fourth Quarter	$14.25	$11.16	$11.25	$9.20

Holders

As of September 23, 2019, there were approximately 206 stockholders of record of our common stock. On that same date, the last sales price of our common stock as reported on NASDAQ was $10.31 per share.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend while such facility is in place without a waiver from our lender.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2019, we did not sell any unregistered securities.

During the fiscal year ended June 30, 2018, we issued 500,000 restricted shares of NAI common stock to Juice Plus+. These shares were not registered with the SEC or any state in conformance with applicable exemptions from those requirements. The 500,000 shares issued to Juice Plus+ were restricted and subject to a risk of forfeiture in the event Juice Plus+ did not maintain certain contractual commitments to NAI. These restrictions lapsed as to 100,000 of the 500,000 shares on the first anniversary of the date of issuance. As described in Item 8 of this report, 400,000 of these shares were returned by Juice Plus+ to us in the fiscal year ended June 30, 2019.

Repurchases

During the quarter ended June 30, 2019, we repurchased 33,575 shares of our common stock at a total costs of $421,000 (including commissions and transactions fees) under our treasury stock repurchase plan as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of June 30, 2019) (in thousands)
April 1, 2019 to April 30, 2019	—	—	—	—
May 1, 2019 to May 31, 2019	20,000	$12.65	20,000	—
June 1, 2019 to June 30, 2019	13,575	$12.34	13,575	—
Total	33,575		33,575	$2,007

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2019:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	130,000	$6.28	229,000
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	130,000	$6.28	229,000

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2019 and 2018 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private-label contract manufacturing customers, and commercializing our patent estate through sales of beta-alanine under our CarnoSyn® and SR CarnoSyn® trade names, royalties from license agreements, and potentially additional contract manufacturing opportunities with licensees.

During fiscal 2019, our consolidated net sales were 4% higher than in fiscal 2018. Private-label contract manufacturing sales increased 10% due primarily to the sale of new products to new and existing customers, and higher volumes of current products to existing customers located primarily in the U.S. and Asian markets. These increases were partially offset by lower sales to existing customers in the European market, including decreased sales to our largest private-label contract manufacturing customer.  During fiscal 2019 sales to our largest private-label contract manufacturing customer declined 8.3% primarily related to their international operations as a result of slowing customer demand. This sales decline accelerated during the fourth quarter of fiscal 2019 and resulted in lower product re-orders. Fiscal 2020 sales from our largest private-label contract manufacturing customer are expected to be flat to down slightly as they sell down their existing inventory levels. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales decreased to 49% in fiscal 2019 from 56% in fiscal 2018. We expect this percentage to decrease in fiscal 2020. For fiscal 2020 we currently expect private-label manufacturing sales growth in the low to mid single digit percentage range. There can be no assurance an increase in private-label contract manufacturing sales to new and existing customers will occur.

During fiscal 2019, CarnoSyn® beta-alanine revenue decreased 22% to $16.7 million as compared to $21.4 million for fiscal 2018. The decrease in CarnoSyn® revenue was primarily due to decreased beta-alanine shipments as a result of market and seasonal factors and lower average beta-alanine sales prices. We believe this sales decline was also impacted by certain customers discontinuing the use of our CarnoSyn® beta-alanine in favor of generic beta-alanine.

In February 2019, we received NDI status from the FDA for our patented CarnoSyn® beta-alanine. CarnoSyn® beta-alanine is the only beta-alanine that has received this status and we plan to work with the FDA and other agencies and/or courts to enforce rights connected with this NDI status.  We believe the NDI strengthens our position in the market place and we intend, where applicable, to bar or curtail the importation and use of generic beta-alanine.

In March of 2019, we received a favorable ruling from the U.S. Court of Appeals for the Federal Circuit that vindicated our patents and held them as “patent eligible” under existing law.  We plan on leveraging this legal victory and our recent NDI approval by aggressively pursuing those who illegally violate our patents or import or use beta-alanine in violation of this NDI.

Also, in March 2019, as a result of our efforts over the last three years, the Ministry of Health, Labor, and Welfare of Japan officially approved beta-alanine for sale in Japanese food markets. We believe this opens a new market for our CarnoSyn® beta-alanine.  We have entered into a Distribution Agreement with a Shimizu Chemical Corporation, and we shipped our first orders of CarnoSyn® beta-alanine to Japan in the fourth quarter of fiscal 2019.  Our distribution partner is actively working to develop this new market and we believe Japan represents a previously untapped market potential growth.

We continue to invest in research and development for our SR Carnosyn® sustained release delivery system.  We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets.  We launched efforts to sell SR CarnoSyn® into the Wellness and Healthy Aging markets in early fiscal 2019 and while we have not yet had substantive sales into this market, we believe our recent efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our patents and CarnoSyn® business, we incurred litigation and patent compliance expenses of approximately $2.4 million during fiscal 2019 and $2.9 million during fiscal 2018. The decrease in these legal expenses on a year over year basis was primarily due to the successful resolution of several cases that were settled, including the successful resolution in March 2019 of a case that was appealed to the U.S Court of Appeals for the Federal Circuit. During the fourth quarter of fiscal 2019 we started increasing activity related to enforcing our intellectual property rights including through litigation. We currently expect our litigation and patent compliance expenses to increase during fiscal 2020 to an annual rate of approximately $2.5 million to $3.0 million. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, the availability and the cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements, patent and trademark rights.

During fiscal 2020 we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

For fiscal 2020 we currently expect CarnoSyn® and SR CarnoSyn® beta-alanine revenue growth in the mid to high single digit percentage range. There can be no assurance our ongoing litigation, or sales and marketing efforts will reverse or decelerate potential future declines of our Carnosyn® and SR CarnoSyn® beta-alanine.

During fiscal 2020, given the following strategies and business trends, we expect our consolidated operating income to be flat to slightly lower than fiscal 2019 in part due to costs incurred as a result of:

•	Our strategy to invest in legal defense to support our patents, trademarks, and NDI status for our CarnoSyn® brands;

•	The expansion of the Japanese marketplace for our CarnoSyn® brands;

•	Marketing, advertising, and promotion costs expected to be deployed for our launch into the Wellness and Healthy Aging markets for SR CarnoSyn®;

•	Flat to slightly down sales expectations from our largest private-label contract manufacturing customer; and

•	Expected lower average Euro exchange rates for fiscal 2020 as compared to fiscal 2019.

During fiscal 2020, we also plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and assist us in developing relationships with additional quality-oriented customers;

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

Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 8 in this report have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Our significant accounting policies are described in the notes to our consolidated financial statements. The preparation of financial statements in accordance with GAAP requires we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies we believe are important to the portrayal of our financial condition and results of operations. Implementation of these policies requires the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in making such estimates or assumptions. Some of our critical accounting policies include those listed below.

Revenue Recognition

We record revenue based on a five-step model that includes: (1) identifying a contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price among the performance obligations; and (5) recognizing revenue when the various performance obligations are satisfied.

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling one or more performance obligations. We identify purchase orders from customers as contracts. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, including estimates for early payment discounts and volume rebates. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period and the impact of any adjustments is recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider both the customer’s ability and intent to pay that amount of consideration when it is due. Payment of invoices are due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products ordered to the customer.

Revenue is recognized at the point in time that our performance obligation is fulfilled, and control of the ordered products is transferred to the customer. This occurs when the product is shipped, or in some cases, when the product is confirmed as being delivered to the customer.

We provide early payment discounts to certain customers. Based on historical payment trends, we expect that these customers will take advantage of these early payment discounts. The cost of these discounts is reported as a reduction to the transaction price. If the actual discounts differ from those estimated, the difference is also reported as a change in the transaction price.

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of June 30, 2019, we have no known returns liability.

We currently own certain U.S. patents, and in some cases those patents’ corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold by us under our CarnoSyn® and SR CarnoSyn® trademarks, combined with licenses to our patent estate. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $16.7 million during fiscal 2019 and $21.4 million during fiscal 2018. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $686,000 during fiscal 2019 and $854,000 during fiscal 2018.

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

This valuation method requires us to make estimates regarding the market value of our inventory, including an assessment for excess and obsolete inventory. Once we establish an inventory reserve amount in a fiscal period, the reduced inventory value is maintained until the inventory is sold or otherwise disposed. In evaluating whether an inventory reserve should be established, management considers such factors as the amount of inventory on hand, the estimated time required to sell such inventory, the remaining shelf life and efficacy, the foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to its net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual realization of inventory value if future economic conditions, customer demand or other factors differ from expectations.  For the year ended June 30, 2019, we established an inventory reserve of $686,000 related to our first generation of SR CarnoSyn® powder.  This material was reserved as we have developed a new and superior SR CarnoSyn® powder that has rendered this first generation powder obsolete.

Accounting for Income Taxes

We account for uncertain tax positions using the more-likely-than-not recognition threshold. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2019 and June 30, 2018, we had not recorded any tax liabilities for uncertain tax positions.

We estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes, such as property and equipment depreciation. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax examination reviews.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. Among other things, the Tax Act reduced the U.S. federal corporate tax rate to 21% and required companies to pay a one-time deemed repatriation transition tax on earnings of U.S.-owned foreign subsidiaries that were previously tax deferred. In fiscal 2018, we recognized a discrete expense as a component of our provision for income taxes due to the one-time transition tax, as well as the effect of the Tax Act on our existing deferred tax balances.

As part of the Tax Act, we were required to recognize a one-time deemed repatriation transition tax based on our total post-1986 earnings and profits (E&P) from our Swiss subsidiary, NAIE. This accumulated E&P amount had historically been considered permanently reinvested thereby allowing us to defer recognizing any U.S. income tax on the amount. As a result of the Tax Act we recorded a provisional amount for our one-time transition tax liability resulting in an increase in U.S. income tax expense during the year ended June 30, 2018 of $1.7 million, which was treated as a discrete expense. In accordance with the provisions of the Tax Act, we elected to pay this tax over an eight-year period. As of June 30, 2019, our remaining tax liability related to this transition tax is $1.3 million.

Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. We no longer consider undistributed foreign earnings from NAIE earned prior to December 31, 2017 as indefinitely reinvested. We do consider undistributed foreign earnings from NAIE earned after December 31, 2017 to be indefinitely reinvested. As a result, we recorded $1.1 million in estimated foreign (i.e., non U.S.) withholding taxes on the amounts deemed repatriated under the Tax Act, which was also treated as a discrete expense during the year ended June 30, 2018.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured and recorded using the enacted tax rates for each of the jurisdictions in which we operate, and adjusted using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or expense in the period that includes the enactment date. As of June 30, 2018, we remeasured certain deferred tax assets and liabilities based on the tax rates expected to apply in the future. We remeasured deferred tax asset and liability balances based on the newly enacted 21% tax rate. This resulted in us using a blended 28.06% rate for balances expected to reverse in 2019 and the 21% rate for balances expected to reverse thereafter. The amount we recorded from remeasuring our deferred tax balance was $212,000 and was treated as a discrete expense for the year ended June 30, 2018.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized based on whether future taxable income will be generated during the periods in which those temporary differences become deductible. During the year ended June 30, 2019, there was no change to our valuation allowance.

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves. There were no adjustments to these reserves during the fiscal year ended June 30, 2019.

On an interim basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual rate.

Derivative Financial Instruments

We typically have used derivative financial instruments in the management of the foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. We may continue to hedge our foreign currency exposures by entering into offsetting forward exchange contracts and currency options. To the extent we use derivative financial instruments, we account for them using the deferral method, recognizing the effect in the period when such instruments are intended to hedge identifiable, firm foreign currency commitments or anticipated transactions and are designated as, and effective as, hedges. Foreign exchange exposures arising from certain transactions that do not meet the criteria for the deferral method are marked-to-market.

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. In the event the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2019, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. As of June 30, 2019, the notional amounts of our foreign exchange contracts were $39.9 million (€ 32.5 million). These contracts will mature over the next 14 months.

Results of Operations

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales (dollars in thousands).

	Fiscal Year Ended
	June 30, 2019		June 30, 2018		Increase (Decrease)
Private-label contract manufacturing	$121,598	88%	$110,992	84%	$10,606	10%
Patent and trademark licensing	16,692	12%	21,445	16%	(4,753)	(22)%
Total net sales	138,290	100%	132,437	100%	5,853	4%
Cost of goods sold	114,715	83%	106,117	80%	8,598	8%
Gross profit	23,575	17%	26,320	20%	(2,745)	(10)%
Selling, general & administrative expenses	17,614	13%	16,787	13%	827	5%
Income from operations	5,961	4%	9,533	7%	(3,572)	(37)%
Other income, net	1,992	1%	1,080	1%	912	84%
Income before income taxes	7,953	6%	10,613	8%	(2,660)	(25)%
Provision for income taxes	1,412	1%	5,562	4%	(4,150)	(75)%
Net income	$6,541	5%	$5,051	4%	$1,490	29%

Private-label contract manufacturing net sales increased 10% due primarily to the sale of new products to new and existing customers, and higher volumes of current products to existing customers located primarily in the U.S. and Asian markets. These increases were partially offset by lower sales to existing customers in the European market.  The decline in sales to the European market primarily includes a decrease in sales to our largest customer who has experienced a decline in their European business as a result of various factors, including a generally slow European economy and a declining customer base..

Net sales from our patent and trademark licensing segment decreased 22% during fiscal 2019. The decrease in beta-alanine raw material sales was primarily due to decreased beta-alanine shipments as a result of market and seasonal factors and lower average beta-alanine sales prices. We believe that a portion of this decline was impacted by certain of our customers discontinuing the use of our CarnoSyn® beta-alanine in favor of generic beta-alanine.

The change in gross profit margin for the year ended June 30, 2019, was as follows:

Percentage Change
Contract manufacturing(1)	0.4
Patent and trademark licensing(2)	(3.2)
Total change in gross profit margin	(2.8)

1

Private-label contract manufacturing gross profit margin contribution increased 0.4 percentage points in fiscal 2019 as compared to fiscal 2018. The increase in gross profit as a percentage of sales in fiscal 2019 is primarily due to increased sales and favorable product sales mix partially offset by a marginal increase in per unit manufacturing costs.

2

During fiscal 2019, patent and trademark licensing gross profit margin contribution decreased 3.2 percentage points primarily due to decreased raw material sales as a percentage of total consolidated net sales, lower average sales prices, and a one-time inventory write-off of $686,000 related to our first generation SR CarnoSyn® powder. This material was written-off as we have developed a new and superior SR CarnoSyn® powder that has rendered this first generation powder obsolete. These decreases were partially offset by lower average material costs.

Selling, general and administrative expenses increased $827,000, or 5%, during fiscal 2019 as compared to fiscal 2018. This increase was primarily due to increased compensation, depreciation, and increased consulting costs related to evaluating strategic opportunities, which were partially offset by a reduction in sales and marketing expenses and a reduction in patent and trademark litigation costs associated with our patent and trademark licensing segment.

Other income (net) increased $912,000 during fiscal 2019 as compared to fiscal 2018. The increase for fiscal 2019 is due primarily to the favorable interest income associated with the amortization of forward points associated with our foreign exchange hedge contracts.

Our income tax expense decreased $4.2 million during fiscal 2019 as compared to fiscal 2018.  The decrease was primarily due to the discrete income tax expense amounts recorded in fiscal 2018 and not repeated in fiscal 2019 as a result of the Tax Cuts and Jobs Act enacted in fiscal 2018 and a lower effective tax rate in the current year as compared to the prior year. Included in our tax expense for fiscal 2018 is $3.0 million of discrete tax items related to the Tax Act.  Our effective tax rate for the year ended June 30, 2019 was 17.8%.  Our effective tax rate for the year ended June 30, 2018, excluding the impact of the above noted discrete items, was 23.9%.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $6.6 million in fiscal 2019 compared to net cash provided by operating activities of $1.8 million in fiscal 2018.

Net income increased by $1.5 million to $6.5 million during fiscal 2019 as compared to net income of $5.1 million in the prior fiscal year primarily due to decreased income tax expense as a result of one-time items recorded as a result of the Tax Cut and Jobs Act recorded in fiscal 2018. At June 30, 2019, changes in accounts receivable, consisting primarily of amounts due from our private-label contract manufacturing customers and our patent and trademark raw material sales activities, used $1.3 million in cash compared to using $6.2 million in fiscal 2018. The decrease in cash used by accounts receivable during fiscal 2019 primarily resulted from timing of sales and the related collections at the end of fiscal 2019 as compared to fiscal 2018. Days sales outstanding (DSO) was 40 days during fiscal 2019 compared to 32 days during fiscal 2018.  The increase in DSO is primarily related to an increase in sales to customers with longer payment terms during the fourth quarter of fiscal 2019.

Inventory used $2.4 million in cash during fiscal 2019 compared to using $9.8 million in fiscal 2018. The change in cash activity from inventory during fiscal 2019 was primarily related to a smaller increase in year-over-year sales in fiscal 2019 as compared to fiscal 2018 along with timing of sales and anticipated sales at the end of fiscal 2019 as compared to fiscal 2018.  Inventory at the end of fiscal 2019 also includes a buildup of inventory associated with anticipated new product launches from multiple private-label contract manufacturing customers and increased inventory related to our CarnoSyn® beta-alanine business. Changes in accounts payable and accrued liabilities used $491,000 in cash during fiscal 2019 compared to providing $4.4 million during fiscal 2018. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in fiscal 2019 was $3.8 million compared to $5.6 million in fiscal 2018. Capital expenditures were $5.3 million during fiscal 2019 compared to $4.1 million in fiscal 2018. Capital expenditures during fiscal 2019 and fiscal 2018 were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities. Investing activities in fiscal 2019 also included the collection of the $1.5 million note receivable as compared to the conversion of $1.5 million of accounts receivable into a note receivable in fiscal 2018. At June 30, 2019 and June 30, 2018, on a consolidated basis, we had no outstanding balances due in connection with our loan facility.

Cash used in financing activities fiscal 2019 was $1.3 million, compared to using $510,000 in fiscal 2018.   This change was primarily due to increased repurchases of our stock in 2019.

During fiscal 2019 we were in compliance with all of the financial and other covenants required under our Credit Agreement. Refer to Note E, "Debt," in Item 8 of this report, for terms of such Credit Agreement and additional information.

As of June 30, 2019, we had $25.0 million in cash and cash equivalents and $10.0 million available under our credit facilities. Of these amounts, $8.6 million of cash and cash equivalents were held by NAIE. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons, in each case that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2019 and 2018, we did not experience any significant increases in product raw material or operational costs we attributed to inflationary factors. We currently believe increasing raw material and product cost pricing pressures will exist throughout fiscal 2020 as a result of limited supplies of various ingredients and the effects of higher labor and transportation costs. We do not believe current inflation rates will have a material impact on our fiscal 2020 operations or profitability.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included under Note A in the notes to our consolidated financial statements which are included under Item 8 of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide Item 7A disclosure in this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Natural Alternatives International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. (the Company) as of June 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

September 24, 2019

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$25,040	$23,613
Accounts receivable – less allowance for doubtful accounts of $25 at June 30, 2019 and $49 at June 30, 2018	15,964	14,621
Note receivable	-	1,500
Inventories, net	26,003	23,567
Income tax receivable	901	-
Forward contracts	1,978	55
Prepaids and other current assets	1,500	1,827
Total current assets	71,386	65,183
Property and equipment, net	21,085	19,290
Other noncurrent assets, net	1,019	734
Total assets	$93,490	$85,207
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,634	$9,649
Accrued liabilities	2,782	2,346
Accrued compensation and employee benefits	1,615	1,498
Income taxes payable	1,219	787
Total current liabilities	14,250	14,280

Long-term pension liability	246	45
Deferred rent	543	556
Income taxes payable, noncurrent	1,349	1,546
Deferred income taxes	1,018	532
Total liabilities	17,406	16,959
Commitments and contingencies (Notes G, I and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2019 and June 30, 2018, issued and outstanding (net of treasury shares) 7,225,072 at June 30, 2019 and 7,558,409 at June 30, 2018	87	85
Additional paid-in capital	26,280	24,486
Retained earnings	57,380	50,839
Treasury stock, at cost, 1,626,605 shares at June 30, 2019 and 1,098,268 at June 30, 2018	(7,955)	(6,584)
Accumulated other comprehensive income (loss)	292	(578)
Total stockholders’ equity	76,084	68,248
Total liabilities and stockholders’ equity	$93,490	$85,207

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Operations And Comprehensive Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2019	2018
Net sales	$138,290	$132,437
Cost of goods sold	114,715	106,117
Gross profit	23,575	26,320
Selling, general and administrative expenses	17,614	16,787
Income from operations	5,961	9,533
Other income (expense):
Interest income	1,868	1,085
Interest expense	(29)	(9)
Foreign exchange gain	148	18
Other, net	5	(14)
Total other income:	1,992	1,080
Income before income taxes	7,953	10,613
Provision for income taxes	1,412	5,562
Net income	$6,541	$5,051
Change in minimum pension liability, net of tax	$(104)	$104
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	974	223
Comprehensive income	$7,411	$5,378
Net income per common share:
Basic	$0.96	$0.76
Diluted	$0.92	$0.73
Weighted average common shares outstanding:
Basic	6,809,306	6,640,583
Diluted	7,097,678	6,886,126

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2017	7,981,677	$79	$22,260	$45,788	1,044,659	$(6,074)	$(905)	$61,148
Issuance of common stock for restricted stock grants	675,000	6	(6)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	2,232	—	—	—	—	2,232
Repurchase of common stock	—	—	—	—	43,610	(510)	—	(510)
Forfeiture of restricted stock					9,999
Change in minimum pension liability, net of tax	—	—	—	—	—	—	104	104
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	223	223
Net income	—	—	—	5,051	—	—	—	5,051
Balance, June 30, 2018	8,656,677	85	24,486	50,839	1,098,268	(6,584)	(578)	68,248
Issuance of common stock for stock option exercise	5,000	—	38	—	—	—	—	38
Issuance of common stock for restricted stock grants	190,000	2	(2)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,754	—	—	—	—	1,754
Repurchase of common stock	—	—	—	—	123,337	(1,367)	—	(1,367)
Forfeiture of restricted stock	—	—	4		405,000	(4)	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(104)	(104)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	974	974
Net income	—	—	—	6,541	—	—	—	6,541
Balance, June 30, 2019	8,851,677	$87	$26,280	$57,380	1,626,605	$(7,955)	$292	$76,084

 See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements Of Cash Flows

For the Years Ended June 30

(in thousands)

	2019	2018
Cash flows from operating activities
Net income	$6,541	$5,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,465	2,908
Deferred income taxes	212	2,393
Non-cash sales discount	82	898
Non-cash compensation	1,672	1,334
Pension expense, net of contributions	60	(363)
Loss (gain) on disposal of assets	48	(9)
Changes in operating assets and liabilities:
Accounts receivable	(1,343)	(6,211)
Inventories	(2,436)	(9,838)
Prepaids and other assets	308	(386)
Accounts payable and accrued liabilities	(491)	4,444
Forward contracts	(1,005)	321
Income taxes	(666)	1,387
Accrued compensation and employee benefits	117	(96)
Net cash provided by operating activities	6,564	1,833
Cash flows from investing activities
Purchases of property and equipment	(5,327)	(4,081)
Proceeds from sale of property and equipment	19	28
Repayment of notes receivable / (issuances)	1,500	(1,500)
Net cash used in investing activities	(3,808)	(5,553)
Cash flows from financing activities
Repurchase of common stock	(1,367)	(510)
Issuance of common stock	38	—
Net cash used in financing activities	(1,329)	(510)
Net increase (decrease) in cash and cash equivalents	1,427	(4,230)
Cash and cash equivalents at beginning of year	23,613	27,843
Cash and cash equivalents at end of year	$25,040	$23,613
Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$1,973	$1,818
Interest	$23	$9
Disclosure of non-cash activities:
Change in minimum pension liability, net of tax	$(104)	$104
Change in unrealized gain resulting from change in fair value of derivative instruments, net of tax	$974	$223

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Summary of Significant Accounting Policies

Organization

We provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also seek to commercialize our patent and trademark estate related to the ingredient known as beta-alanine sold under our CarnoSyn® and SR Carnosyn® tradenames through direct raw material sales and various license and similar arrangements.

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

Recently Adopted Accounting Pronouncements

In April 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-10, Revenue from Contracts with Customers (Topic 606)(ASU 2017-10), which amends and adds clarity to certain aspects of the guidance set forth in the revenue standard ASU 2014-09 that is related to identifying performance obligations and licensing. In May 2017, the FASB issued Accounting Standards Update No. 2017-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (ASU 2017-11), which amends and rescinds certain revenue recognition guidance previously released within ASU 2014-09. In May 2017, the FASB issued Accounting Standards Update No. 2017-12, Revenue from Contracts with Customers (Topic 606) (ASU 2017-12), which provides narrow scope improvements and practical expedients related to ASU 2014-09. All of these ASUs have been codified under Accounting Standards Codification (ASC) 606.

ASC 606 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most historical revenue recognition guidance, including industry-specific guidance. The core principle of this revenue model is an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods and services. In addition, the new revenue model requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with their respective customers.

The new revenue model is required to be applied either retrospectively to each prior reporting period presented or prospectively with the cumulative effect of initially applying the model used at the date of the initial application, supplemented with certain disclosures related to the effect of adoption on previously reported amounts, if any (the modified retrospective method). We adopted this revenue model on July 1, 2018 for contracts that were not completed before the adoption date, using the modified retrospective method. We evaluated the effect of the use of the new model and concluded it was not material to the timing or amount of revenues or expenses recognized in our historical consolidated financial statements. As a result, we concluded the application of the new model did not have a material effect that required a retrospective adjustment for reporting disclosure purposes to any previously reported amounts in our historical consolidated financial statements.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, we calculated our taxes for fiscal 2018 to the best of our ability and finalized our fiscal 2018 tax estimate by the end of the one-year measurement period ending December 22, 2018.  The impact of finalizing our fiscal 2018 provision during this period did not result in a material impact on our consolidated financial statements.

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

In March 2019, the SEC issued its Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K. The guidance in this Release revises certain disclosure requirements in SEC Regulation S-K, with the intent of improving the readability of filed documents and simplifying registrants' compliance efforts. We adopted this Release in the third quarter of fiscal 2019. The adoption of this Release did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends existing standards for leases to increase transparency and comparability among organizations by requiring recognition of lease assets and liabilities on the balance sheet and requiring disclosure of key information about such arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This ASU affects narrow aspects of the guidance issued in the amendments in ASU No. 2016-02 including those regarding residual value guarantees, the interest rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, the effect of initial direct costs on the interest rate implicit in the lease, and failed sale and leaseback transactions. In addition, Topic 842 was subsequently amended by ASU 2018-11, Targeted Improvements; ASU 2018-20 Narrow Scope Improvements; and ASU 2019-01 Codification Improvements. These ASUs will be effective for us beginning in our first quarter of fiscal 2020.

We will adopt ASC 842 using a modified retrospective approach for all leases existing at July 1, 2019. Substantially all of our leases are operating leases. Accordingly, the adoption of ASC 842 will have a material impact on our consolidated balance sheet, and an immaterial impact on our consolidated statement of operations. The most significant impact will be the recognition of the right-of-use assets and the related lease liability. The lease liability will be based on the present value of the remaining lease payments discounted using our secured incremental borrowing rate using July 1, 2019, as the effective date and the original lease term will be used as the tenor. Based on current foreign exchange rates, the lease liability will be approximately $20.4 million and the right of use asset will approximately be $20.3 million.

As permitted under ASC 842, upon adoption we will elect a package of practical expedients that allows us not to reassess (1) whether a contract is or contains a lease, (2) the lease classification and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The use of the package of practical expedients will not have a significant impact on the measurement of the operating lease liability.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 is intended to improve and simplify accounting rules around hedge accounting and improve the disclosures of hedging arrangements. Under this ASU, we will record forward points as component of Net Sales, rather than as a component of Other Income.  We recorded interest income from forward points in Other Income in the amount of $1.6 million for the year ended June 30, 2019 and $0.9 million for the year ended June 30, 2018.  ASU 2017-12 will be effective for us beginning in our first quarter of fiscal 2020 and will be applied on a prospective basis.

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

Except for cash and cash equivalents and assets and liabilities related to our pension plan, as of June 30, 2019 and June 30, 2018, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair value of our forward exchange contracts as of June 30, 2019 included a net asset of $2.3 million. The fair value as of June 30, 2018 was a net asset of $55,000 and a net liability of $55,000, with no right of offset. The fair values were determined based on obtaining pricing from our bank and corroborating those values with a third party bank. As of June 30, 2019 and June 30, 2018, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between any levels during fiscal 2019.

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

Notes Receivable

On September 30, 2017, we accepted a 12-month note (Loan Agreement) from Kaged Muscle, LLC (“Kaged Muscle”), one of our contract manufacturing customers, in exchange for $1.5 million of trade receivables due to us from Kaged Muscle. On September 30, 2018, we entered into a First Amendment (the “First Amendment”) with Kaged Muscle in connection with the Loan Agreement. The First Amendment modified the Loan Agreement and related promissory note by extending the maturity date from September 30, 2018 to December 28, 2018 in exchange for an extension fee in the amount of $25,000. Kaged Muscle is one of our fastest growing sports nutrition customers and we executed this note receivable conversion, and subsequent amendment, to assist them with their near term financing needs. The note carried an interest rate of fifteen percent (15%) per annum with payments of interest only. The note was paid in full before the amended maturity date.  In association with this note, we recognized $104,000 in interest income during the year ended June 30, 2019 and $171,000 the year ended June 30, 2018.

Inventories

We operate primarily as a private-label contract manufacturer. We build products based upon anticipated demand or following receipt of customer specific purchase orders. From time to time, we build inventory for private-label contract manufacturing customers under a specific purchase order with delivery dates that may subsequently be rescheduled or canceled at the customer’s request. We value inventory at the lower of cost (first-in, first-out) or net realizable value on an item-by-item basis, including costs for raw materials, labor and manufacturing overhead. We establish reserves equal to all or a portion of the related inventory to reflect situations in which the cost of the inventory is not expected to be recovered. This requires us to make estimates regarding the market value of our inventory, including an assessment for excess and obsolete inventory. Once we establish an inventory reserve in a fiscal period, the reduced inventory value is maintained until the inventory is sold or otherwise disposed of. In evaluating whether inventory is stated at the lower of cost or net realizable value, management considers such factors as the amount of inventory on hand, the estimated time required to sell such inventory, the remaining shelf life and efficacy, the foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to its net realizable value.

For the year ended June 30, 2019, we established an inventory reserve of $686,000 related to our first generation of SR CarnoSyn® powder.  This material was reserved as we have developed a new and superior SR CarnoSyn® powder which has rendered this first generation powder obsolete.

Property and Equipment

We state property and equipment at cost. Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives, generally ranging from 1 to 39 years. We amortize leasehold improvements using the straight-line method over the shorter of the useful life of the improvement or the term of the lease. Maintenance and repairs are expensed as incurred. Significant expenditures that increase economic useful lives of property or equipment are capitalized and expensed over the useful life of such expenditure.

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We did not recognize any impairment losses during fiscal 2019 or fiscal 2018.

Derivative Financial Instruments

We currently may use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted transactions denominated in Euros. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts and currency options. To the extent we use derivative financial instruments, we account for them using the deferral method, which recognizes income or expense at the time when such instruments are intended to hedge identifiable, firm foreign currency commitments or anticipated transactions and are designated as, and effective as, hedges. Foreign exchange exposures arising from certain transactions that do not meet the criteria for the deferral method are marked-to-market through the Consolidated Statements of Operations and Comprehensive Income.  Historically, our derivative instruments have met the criteria for the deferral method.

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. To the extent the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2019, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar, which is primarily the Euro. As of June 30, 2019, the notional amounts of our foreign exchange contracts were $39.9 million (€ 32.5 million). These contracts will mature over the next 14 months.

Defined Benefit Pension Plan

We formerly sponsored a defined benefit pension plan. Effective June 21, 1999, we adopted an amendment to freeze benefit accruals to the participants. The plan obligation and related assets of the plan are presented in the notes to the consolidated financial statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued based upon third party market quotations. Independent actuaries, through the use of a number of assumptions, determine plan obligations and annual pension expense. Key assumptions in measuring the plan obligations include the discount rate and estimated future return on plan assets. In determining the discount rate, we use an average long-term bond yield. Asset returns are based on the historical returns of multiple asset classes to develop a risk free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free rate of return and the associated risk premium. A weighted average rate is developed based on the overall rates and the plan’s asset allocation.

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

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of June 30, 2019, we have no known returns liability.

On August 7, 2017, we entered into three agreements (“Agreements”), with The Juice Plus+ Company LLC (“Juice Plus+”). The Agreements are an Exclusive Manufacturing Agreement, a Restricted Stock Award Agreement, and an Irrevocable Proxy. Pursuant to the Exclusive Manufacturing Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. Pursuant to the Restricted Stock Award Agreement, NAI granted 500,000 shares of NAI common stock to Juice Plus+, (the “Shares”), and Juice Plus+ agreed the Shares are subject to certain restrictions and risk of forfeiture. Pursuant to the Irrevocable Proxy, Juice Plus+ also granted the NAI Board of Directors the right to vote the Shares that remain subject to risk of forfeiture. Each of the Agreements is for a term of 5 years, and each may be terminated by either party only upon the occurrence of specified events.

On March 31, 2019, we amended our original agreements with Juice Plus+ and extended the term of the Exclusive Manufacturing Agreement through August 6, 2025. In addition, pursuant to that Amended and Restated Exclusive Manufacturing Agreement, Juice Plus+ returned 400,000 shares of restricted common stock in exchange for an annual cash sales discount. The expense associated with the return of those shares and the related cash discount granted to Juice Plus+ are each recorded as a reduction to sales. As a result of the amendment to the Exclusive Manufacturing Agreement, we made a one-time adjustment to reverse the expense associated with unvested shares that were returned as a result of the Amended and Restated Exclusive Manufacturing Agreement.  Amounts associated with the new cash discount began to be recorded in our fourth quarter of fiscal 2019 and will be amortized ratably over the remaining life of the extended agreement based on the full value of the cash discount expected to be given over the same period. We recorded $82,000 of “Non-Cash Sales Discount” and $395,000 of “Cash Sales Discount” for the year ended June 30, 2019, with both discount amounts recorded as a reduction to net sales.  We recorded $898,000 of “Non-Cash Sales Discount” and no “Cash Sales Discount” during the year ended June 30, 2018, with such amounts recorded as a reduction to net sales.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $16.7 million during fiscal 2019 and $21.4 million during fiscal 2018. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $686,000 during fiscal 2019 and $854,000 during fiscal 2018.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $1.8 million for fiscal 2019 and $1.5 million for fiscal 2018. These costs were included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $1.6 million during the fiscal year ended June 30, 2019 and $2.4 million during fiscal 2018. These costs were included in selling, general and administrative expenses.

Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. Among other things, the Tax Act reduced the U.S. federal corporate tax rate to 21% and required companies to pay a one-time deemed repatriation transition tax on earnings of U.S.-owned foreign subsidiaries that were previously tax deferred. As of June 30, 2018, as described below and in accordance with SAB 118, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax, for which we recognized a provisional amount as a discrete component of our provision for income taxes. The one-year measurement period ended December 22, 2018. Our final tax amount associated with the Tax Act for the year ended June 30, 2018, did not materially differ from the discrete tax expense recorded for the fiscal year ended June 30, 2018.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured and recorded using enacted tax rates for each of the jurisdictions in which we operate, and adjusted using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or expense in the period that includes the enactment date.

We account for uncertain tax positions using the more-likely-than-not recognition threshold. It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2019 and June 30, 2018, we did not record any tax liabilities for uncertain tax positions.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized based on whether future taxable income will be generated during the periods in which those temporary differences become deductible. During the year ended June 30, 2019, there was no change to our valuation allowance.

We are subject to taxation in the U.S., Switzerland and various U.S. state jurisdictions. Our tax returns for the fiscal years ended June 30, 2016 and forward are subject to examination by U.S. tax authorities and for fiscal years ended June 30, 2007 and forward are subject to examination by state tax authorities. Our tax filings for the fiscal year ended June 30, 2018 and forward are subject to examination by Swiss tax authorities.

Stock-Based Compensation

We have an omnibus incentive plan that was approved by our Board of Directors effective as of October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009. Under the 2009 Plan, we may grant nonqualified and incentive stock options and other stock-based awards to employees, non-employee directors and consultants. Between October 15, 2009, and June 30, 2019, a total of 1.4 million shares of common stock have been authorized under the 2009 Plan for issuance to our employees, non-employee directors and consultants. As of June 30, 2019, there were 229,000 remaining shares available for grant under the 2009 Plan.

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

We recognize forfeitures as they occur.

We did not grant any options during fiscal 2019 or 2018.

We had 5,000 options exercised during the fiscal year ended June 30, 2019 and did not have any options exercised during the fiscal year ended June 30, 2018. All remaining outstanding stock options are fully vested and all related compensation cost was fully recognized at June 30, 2014. No options vested during the fiscal years ended June 30, 2019 and June 30, 2018.

During fiscal 2019, we granted a total of 190,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to the 2009 Plan. During fiscal 2018, we granted a total of 175,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to the 2009 Plan. These restricted stock grants vest over three or five years from the date of grant and the unvested shares cannot be sold or otherwise transferred and the right to receive dividends, if declared by our Board of Directors, is forfeitable until the shares become vested. The total remaining unrecognized compensation cost related to unvested restricted stock shares amounted to $3.5 million at June 30, 2019 and the weighted average remaining requisite service period of unvested restricted stock shares was 2.3 years. The weighted average fair value of restricted stock shares granted during fiscal 2019 was $11.57 per share. The weighted average fair value of restricted stock shares granted during fiscal 2018 was $11.30 per share.

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

	For the Years Ended June 30,
	2019	2018
Numerator
Net income	$6,541	$5,051
Denominator
Basic weighted average common shares outstanding	6,809	6,641
Dilutive effect of stock options and restricted stock shares	289	245
Diluted weighted average common shares outstanding	7,098	6,886
Basic net income per common share	$0.96	$0.76
Diluted net income per common share	$0.92	$0.73

We did not exclude shares related to restricted stock for the year ended June 30, 2019. We excluded shares related to restricted stock totaling 41,661 shares for the year ended June 30, 2018, as their impact would have been anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is primarily concentrated with our three largest customers, whose receivable balances collectively represented 76.8% of gross accounts receivable at June 30, 2019 and 76.6% at June 30, 2018. Additionally, amounts due related to our beta-alanine raw material sales were 8.0% of gross accounts receivable at June 30, 2019, and 17.3% of gross accounts receivable at June 30, 2018. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2019	2018
Raw materials	$18,322	$16,209
Work in progress	3,785	4,268
Finished goods	5,002	3,462
Reserve	(1,106)	(372)
	$26,003	$23,567

The inventory reserve as of June 30, 2019, includes a reserve of $686,000 related to our first generation SR CarnoSyn® powder.

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years			2019	2018
Land		NA		$1,200	$1,200
Building and building improvements	7	–	39	3,729	3,721
Machinery and equipment	3	–	12	30,216	28,185
Office equipment and furniture	3	–	5	5,190	4,883
Vehicles		3		314	209
Leasehold improvements	1	–	15	17,468	15,688
Total property and equipment				58,117	53,886
Less: accumulated depreciation and amortization				(37,032)	(34,596)
Property and equipment, net				$21,085	$19,290

Depreciation expense was approximately $3.5 million in fiscal 2019 and $2.9 million in fiscal 2018.

D. Other comprehensive loss

      Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following at June 30 (dollars in thousands):

	Year Ended June 30, 2019
	Defined Benefit Pension Plan	Unrealized (Losses) Gains on Cash Flow Hedges	Total

Balance as of June 30, 2018	$(387)	$(191)	$(578)

OCI/OCL before reclassifications	(144)	4,251	4,107
Amounts reclassified from OCI	3	(2,966)	(2,963)

Tax effect of OCI activity	37	(311)	(274)
Net current period OCI/OCL	(104)	974	870
Balance as of June 30, 2019	$(491)	$783	$292

	Year Ended June 30, 2018
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2017	$(491)	$(414)	$(905)

OCI/OCL before reclassifications	69	(1,370)	(1,301)
Amounts reclassified from OCI	80	1,689	1,769

Tax effect of OCI activity	(45)	(96)	(141)
Net current period OCI/OCL	104	223	327
Balance as of June 30, 2018	$(387)	$(191)	$(578)

E. Debt

On July 1, 2019, we executed an amendment to our credit facility with Wells Fargo Bank, N.A. to extend the maturity date for our working line of credit from February 1, 2021 to November 1, 2022. The Credit Agreement provides us with a credit line of up to $10.0 million. The line of credit may be used to finance working capital requirements. There was no commitment fee required as part of this amendment. There are no amounts currently drawn under the line of credit.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time; and (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end. Any amounts outstanding under the line of credit will bear interest at either a fixed or fluctuating interest rate as elected by NAI from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If a variable rate is elected, the fluctuating rate per annum would be equal to 1.25% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.25% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences for each month from the month of prepayment through the month in which the then applicable fixed rate term matures.

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have credit approval with Wells Fargo Bank, N.A. which allows us to hedge foreign currency exposures up to 30 months in the future. We also have credit approval with Bank of America which allows us to hedge foreign currency exposures up to 24 months in the future.

On June 30, 2019, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the fiscal year ended June 30, 2019. As of June 30, 2019, we had $10.0 million available under our credit facilities.

F. Income Taxes

During fiscal 2019, we recorded U.S.-based domestic tax expense of $6,000. During fiscal 2018, we recorded U.S.-based domestic tax expense of $4.4 million.

The following is a geographical breakdown of income before income taxes (in thousands):

	2019	2018

United States	$927	$4,611
Foreign	7,026	6,002
Total income before income taxes	$7,953	$10,613

The provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2019	2018
Current:
Federal	$12	$2,141
State	16	52
Foreign	1,172	976
	1,200	3,169
Deferred:
Federal	6	2,024
State	(28)	134
Foreign	234	235
	212	2,393
Total provision for income taxes	$1,412	$5,562

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2019	2018
Deferred tax assets:
Inventory capitalization	$507	$267
Inventory reserves	273	29
Pension liability	159	121
Net operating loss carry forward	220	240
Deferred rent	130	129
Stock-based compensation	174	155
Tax credit carry forward	260	230
Accrued vacation expense	—	70
Other, net	93	84
Total gross deferred tax assets	1,816	1,325

Deferred tax liabilities:
Prepaid expenses	(73)	(101)
Withholding taxes	(1,133)	(1,133)
Fixed Assets	(905)	(388)
Foreign inventory reserves	(469)	(235)
Forward Contracts	(229)	—
Other, net	(25)
Deferred tax liabilities	(2,834)	(1,857)
Net deferred tax liabilities	$(1,018)	$(532)

At June 30, 2019, we had state tax net operating loss carry forwards of approximately $3.4 million. Under California tax law, net operating loss deductions were suspended for tax years beginning in 2008, 2009, 2010 and 2011 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. Our state tax loss carry forwards will begin to expire in fiscal 2032, unless used before their expiration.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2019 and June 30, 2018.

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2016 and forward are subject to examination by the U.S. tax authorities and our years for fiscal year ended June 30, 2007 and forward are subject to examination by state tax authorities. Our tax years for the fiscal year ended June 30, 2018 and forward are subject to examination by the Switzerland tax authorities.

NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 20.0%.

As part of the Tax Act, we were required to recognize a one-time deemed repatriation transition tax during the fiscal year ended June 30, 2018 based on our total post-1986 earnings and profits (E&P) from our Swiss subsidiary, NAIE. This accumulated E&P amount has historically been considered permanently reinvested thereby allowing us to defer recognizing any U.S. income tax on the amount. As a result of the Tax Act we recorded a one-time transition tax liability resulting in an increase in income tax expense during the year ended June 30, 2018 of $1.7 million, which was treated as a discrete expense. In accordance with the provisions of the Tax Act, we elected to pay this tax over an eight-year period.  As of June 30. 2019, $1.3 million of the transition tax liability remains outstanding.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. We no longer consider undistributed foreign earnings from NAIE as of December 31, 2017 as indefinitely reinvested. As a result, we have recorded $1.1 million in estimated foreign withholding taxes on the amounts deemed repatriated under the Tax Act, which was also treated as a discrete expense during the year ended June 30, 2018. We consider earnings accumulated subsequent to December 31, 2017 as indefinitely reinvested.

A reconciliation of our income tax provision computed by applying the statutory federal income tax rate of 21% for fiscal 2019 and 28.06% for fiscal 2018 to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2019	2018
Income taxes computed at statutory federal income tax rate	$1,670	$2,969
State income taxes, net of federal income tax expense	(6)	131
Permanent Differences	(182)	(90)
Foreign tax rate differential	(70)	(473)
Tax Act	—	3,025
Income tax provision as reported	$1,412	$5,562
Effective tax rate	17.8%	52.4%

The effective tax rate for the year ended June 30, 2019 was 17.8%. The effective tax rate for the year ended June 30, 2019 differs from the estimated U.S. federal statutory rate of 21% due to permanent differences, which primarily includes research and development tax credits. In comparison, the effective tax rate for the year ended June 30, 2018 was 52.4%. The effective tax rate for the year ended June 30, 2018 differs from the estimated U.S. federal statutory rate of 28.06% primarily due to the impact of the Tax Act’s required one-time transition tax and the reevaluation of our deferred taxes, offset by the favorable impact of foreign earnings taxed at less than the U.S. statutory rate. We expect our U.S. federal statutory rate to be 21% for fiscal years going forward.

G. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months or longer of continuous employment are eligible to participate in the plan. Under the 401(k) plan, we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. The total contributions under the plan charged to income from operations totaled $283,000 for fiscal 2019 and $256,000 for fiscal 2018.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to operating income for these benefits totaled $1.3 million for the fiscal year ended June 30, 2019 and $1.1 million for the fiscal year ended June 30, 2018.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2019	2018
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,498	$1,804
Interest cost	57	57
Actuarial loss (gain)	173	(24)
Benefits paid	(113)	(339)
Benefit obligation at end of year	$1,615	$1,498
Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,453	$1,247
Actual return on plan assets	69	83
Employer contributions	—	500
Benefits paid	(114)	(339)
Plan expenses	(39)	(38)
Fair value of plan assets at end of year	$1,369	$1,453
Reconciliation of Funded Status:
Difference between benefit obligation and fair value of plan assets	$(246)	$(45)
Unrecognized net actuarial loss in accumulated other comprehensive income	671	523
Net amount recognized	$425	$478

Projected benefit obligation	$1,615	$1,498
Accumulated benefit obligation	$1,615	$1,498
Fair value of plan assets	$1,369	$1,453

The weighted-average discount rate used for determining the projected benefit obligations for the defined benefit pension plan was 3.5% for the year ended June 30, 2019 and 4.1% during the year ended June 30, 2018.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2019	2018
Interest cost	$57	$57
Expected return on plan assets	(85)	(89)
Recognized actuarial loss	38	49
Settlement loss	43	119
Net periodic benefit expense	$53	$136

In the fiscal year ended June 30, 2019, we did not contribute to our defined benefit pension plan. In the fiscal year ended June 30, 2018, we contributed $500,000 to our defined benefit pension plan. We do not expect to make any contributions in the fiscal year ended June 30, 2020.

The following is a summary of changes in plan assets and benefit obligations recognized in other comprehensive income (in thousands):

	2019	2018
Net gain (loss)	$189	$(18)
Settlement loss	(50)	(119)
Amortization of net loss	(37)	(49)
Plan expenses	39	38
Total recognized in other comprehensive income (loss)	$141	$(148)
Total recognized in net periodic benefit cost and other comprehensive income	$194	$(12)

The estimated net gain for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $21,000. We do not have any transition obligations or prior service costs recorded in accumulated other comprehensive income.

The following benefit payments are expected to be paid (in thousands):

2020	$67
2021	79
2022	78
2023	84
2024	83
2025-2029	551
Total benefit payments expected to be paid	$942

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2019	2018
Discount rate	3.51%	4.14%
Expected long-term rate of return	6.50%	6.80%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2019	2018	Target Allocation
Equity securities	52%	51%	49%
Debt securities	38%	47%	46%
Commodities	2%	0%	2%
Cash and money market funds	8%	2%	3%
	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2019 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$105	$105	$—	$—
Commodities and other	$25	$25	$—	$—
Equity securities(1)	$712	$712	$—	$—
Debt securities(2)	$527	$527	$—	$—
Total	$1,369	$1,369	$—	$—

(1)

This category is comprised of publicly traded funds, of which 34% are large-cap funds, 27% are mid-cap and small-cap, 13% are developed market funds, 15% are emerging markets equity funds, and 11% are specialty funds.

(2)

This category is comprised of publicly traded funds, of which 16% are REITs, 49% are high-yield fixed income funds, 4% are U.S. fixed income funds, 8% are developed market fixed income funds, and 23% are international/emerging markets funds.

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

During the year ended June 30, 2019, we repurchased 76,272 shares at a weighted average cost of $10.97 per share and a total cost of $837,000 including commissions and fees. During the year ended June 30, 2018, we did not repurchase any shares of our common stock under the repurchase plan.

During fiscal 2019, we acquired 47,065 shares in connection with restricted stock shares that vested during that year at a weighted average cost of $11.26 per share and a total cost of $530,000. During fiscal 2018, we acquired 43,610 shares in connection with restricted stock shares that vested during that year at a weighted average cost of $11.68 per share and a total cost of $510,000. These shares were returned to us by the related employees and in return we paid each employee’s required tax withholding resulting from the vesting of restricted shares. The valuation of the shares acquired and thereby the number of shares returned to us was calculated based on the closing share price on the date the shares vested.

Stock Incentive Plans

Stock option activity for the year ended June 30, 2019 was as follows:

	2009 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Vested and exercisable at June 30, 2018	135,000	$6.32
Exercised	(5,000)	$7.50
Forfeited	—	$—
Granted	—	$—
Outstanding at June 30, 2019	130,000	$6.28	1.59	$700,000
Vested and exercisable at June 30, 2019	130,000	$6.28	1.59	$700,000

Restricted stock activity for the year ended June 30, 2019 was as follows:

	Number of Shares – 2009 Plan	Number of Shares outside of 2009 Plan	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2018	356,989	500,000	$9.90
Granted	190,000	—	$11.57
Vested	(158,001)	(100,000)	$10.06
Forfeited	(5,000)	(400,000)	$9.82
Nonvested at June 30, 2019	383,988	—	$10.70

I. Commitments

We lease a total of 162,000 square feet at our manufacturing facility in Vista, California from an unaffiliated third party under a non-cancelable operating lease. On July 31, 2013, we executed a third amendment to the lease for our manufacturing facility in Vista, CA. As a result of this amendment, our facility lease has been extended through March 2024.

NAIE leases facility space in Manno, Switzerland from two unaffiliated third parties. The leased spaces total approximately 125,000 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European and Asian marketplaces. Effective July 1, 2019, NAIE extended the lease on its main manufacturing facility for an additional five years through June 30, 2024.

On November 5, 2018, NAIE entered into a lease with Sofinol SA for approximately 2,870 square meters of commercial warehouse space in a building located on the property adjacent to the leasehold for the primary existing NAIE facility in Manno Switzerland. NAIE uses the space primarily for raw material storage. The lease is for an initial five-year term commencing on January 1, 2019 and NAIE can terminate the lease with 12 months advance notice given on June 30th or December 31st each year of the initial term. At the end of the initial term the lease converts to a year to year lease at the same rental rate terminable by NAIE or the landlord upon 12 months' advance notice.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2019 (in thousands):

	2020	2021	2022	2023	2024	There- after	Total
Gross minimum rental commitments	$3,064	$3,099	$3,135	$3,172	$2,694	$—	$15,164

Rental expense totaled $3.1 million for the fiscal year ended June 30, 2019 and $3.0 million for the fiscal year ended June 30, 2018.

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

	Fiscal 2019	Fiscal 2018
Customer 1	$68,197	$74,349
Customer 2	26,102	13,881
	$94,299	$88,230

Accounts receivable from these customers totaled $9.5 million at June 30, 2019 and $9.2 million at June 30, 2018.

We buy certain products, including beta-alanine, from a single supplier. The loss of this supplier or other raw material suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Year ended June 30,
	2019			2018
	Raw Material Purchases by Supplier		% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1		8,240	11%	7,487	10%
Supplier 2	$	(a)	(a)	7,727	11%
		$8,240	11%	$15,214	21%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

During the year ended June 30, 2019 and prior, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. These contracts are expected to be settled through August 2020. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (OCI) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest income or expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the years ended June 30, 2019 and June 30, 2018.

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

As of June 30, 2019, the notional amounts of our foreign exchange contracts were $39.9 million (€32.5 million). As of June 30, 2019, a net gain of approximately $957,000 offset by $229,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. As of June 30, 2018, a net liability of approximately $328,000, offset by $76,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $933,000 of the gross gain, as of June 30, 2019, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of June 30, 2019, $2.0 million of the fair value of our cash flow hedges was classified as a current asset, and $312,000 was classified in other non-current assets in our Consolidated Balance Sheets. During the year ended June 30, 2019, we recognized $4.3 million of net gains in OCI, reclassified $1.8 million of gains from OCI to Other Income, and reclassified $1.2 million of gains from OCI to net sales. During the year ended June 30, 2018, we recognized $1.4 million of losses in OCI, reclassified $0.9 million of gains from OCI to Other Income, and reclassified $2.6 million of gains from OCI to net sales.

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

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2019	2018
Net Sales
Private-label contract manufacturing	$121,598	$110,992
Patent and trademark licensing	16,692	21,445
	$138,290	$132,437

	2019	2018
Income from Operations
Private-label contract manufacturing	$11,232	$8,569
Patent and trademark licensing	2,892	5,730
Income from operations of reportable segments	14,124	16,212
Corporate expenses not allocated to segments	(8,163)	(6,679)
	$5,961	$9,533

	2019	2018
Assets
Private-label contract manufacturing	$74,431	$69,037
Patent and trademark licensing	19,059	16,170
	$93,490	$85,207

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2019	2018
United States	$67,000	$65,482
Markets outside the United States	71,290	66,955
Total net sales	$138,290	$132,437

Products manufactured by NAIE accounted for 78% of consolidated net sales in markets outside the U.S. in fiscal 2019 and 81% in fiscal 2018. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2019 and 2018.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2019	2018
United States	$10,977	$10,887
Europe	10,108	8,403
Total Long-Lived Assets	$21,085	$19,290

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2019	2018
United States	$54,785	$51,562
Europe	38,705	33,645
Total Assets	$93,490	$85,207

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2019	2018
United States	$1,746	$1,564
Europe	3,581	2,517
Total Capital Expenditures	$5,327	$4,081

N. Subsequent Events

Effective July 1, 2019, we executed an amendment to our credit facility with Wells Fargo Bank, N.A. to extend the maturity date for our working line of credit from February 1, 2021 to November 1, 2022. The Credit Agreement provides us with a credit line of up to $10.0 million. The line of credit may be used to finance working capital requirements. There was no commitment fee required as part of this amendment. There are no amounts currently drawn under the line of credit.

Management has evaluated subsequent events through September 24, 2019, the date the Statements were available to be issued and there are no subsequent events that would require adjustment to or disclosure in the Statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2019. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2019 based on the criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information called for under Items 10- 14 of this Part III will be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 6, 2019, to be filed on or before October 29, 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2019 and 2018;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2019 and 2018;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2019 and 2018;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2019 and 2018; and

•	Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003
10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.9	2009 Omnibus Incentive Plan*	Attachment D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009
10.21	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.23	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.30	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.33	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 1, 2014	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 22, 2014 filed with the commission on December 24, 2014.
10.37	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of April 1, 2014	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.38	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini effective July 1, 2014 (English translation)	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.39	Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective October 1, 2015*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.40	Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective October 1, 2015*	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.41	Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective October 1, 2015*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the commission on November 12, 2015.
10.42	First amendment to credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of February 1, 2016	Exhibit 10.01 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the commission on February 9, 2016.
10.44	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective September 1, 2016*	NAI’s Current Report on Form 8-K dated September 1, 2016, filed with the commission on September 6, 2016
10.45	Second Amendment to the Credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of March 28, 2017	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the commission on May 15, 2017
10.46	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank N.A. dated March 28, 2017 in the amount of $10,000,000	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the commission on May 15, 2017

10.47	Exclusive Manufacturing Agreement by and between NAI and the Juice Plus+ Company dated August 7, 2017	Exhibit 10.45 of NAI’s Current Report on Form 8-K filed with the commission on August 11, 2017
10.48	Restricted Stock Agreement by and between NAI and the Juice Plus+ Company dated August 7, 2017	Exhibit 10.46 of NAI’s Current Report on Form 8-K filed with the commission on August 11, 2017
10.49	Third amendment to the Credit agreement by and between NAI and Wells Fargo Bank N.A. effective as of September 30, 2017	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, filed with the commission on November 13, 2017
10.50	Loan and Security agreement by and between NAI and Kaged Muscle, LLC effective as of September 30, 2017	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, filed with the commission on November 13, 2017
10.51	Fourth Amendment to the Credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of March 20, 2018	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the commission on May 14, 2018
10.52	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank N.A. dated March 20, 2018 in the amount of $10,000,000	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the commission on May 14, 2018
10.53	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2018	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.54	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2018	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.55	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2018	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.56	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.4 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.57	Lease of Parking Places in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.5 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.58	Lease of Facilities in Manno, Switzerland between NAIE and Sofinol SA dated November 5, 2018	Exhibit 10.6 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.59	First Amendment to Loan Agreement with Kaged Muscle LLC, dated September 30, 2018	Exhibit 10.53 of NAI’s Current Report on Form 8-K dated October 2, 2018, filed with the commission on October 2, 2018.
10.60	Amended and Restated Exclusive Manufacturing Agreement with Juice Plus+ dated March 31, 2019	Exhibit 10.48 of NAI’s Current Report on Form 8-K Form 8-K dated March 31, 2019, filed with the commission on April 5, 2019
10.61	Third amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2019	Filed herewith
10.62	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of July 1, 2019	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated July 26, 2019 filed with the commission on July 30, 2019
10.63	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank N.A. dated July 1, 2019 in the amount of $10,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated July 26, 2019 filed with the commission on July 30, 2019
10.64	Security Agreement by and between NAI and Wells Fargo effective as of July 1, 2019	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated July 26, 2019 filed with the commission on July 30, 2019
21	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 2019

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and Chairman of the Board of Directors	September 24, 2019
(Mark A. LeDoux)	(principal executive officer)

/s/ Michael E. Fortin	Chief Financial Officer	September 24, 2019
(Michael E. Fortin)	(principal financial officer and principal accounting officer)

/s/ Joe E. Davis	Director	September 24, 2019
(Joe E. Davis)

/s/ Alan G. Dunn	Director	September 24, 2019
(Alan G. Dunn)

/s/ Alan J. Lane	Director	September 24, 2019
(Alan J. Lane)

/s/ Lee G. Weldon	Director	September 24, 2019
(Lee G. Weldon)