Form 10-Q
period 2019-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2019-11-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 14, 2019, 7,167,314 shares of NAI's common stock were outstanding, net of 1,689,363 treasury shares.

1

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q quarterly report (this “Report”), including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. These include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” or “projects,” or the negative or other variation of such words, and similar expressions may each identify a statement as a forward-looking statement. Any statements contained herein that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about our future operating results, are forward-looking statements. Forward-looking statements in this Report may include statements about:

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	our ability to develop market acceptance for, and increase sales of new products, develop relationships with new customers and maintain or improve existing customer relationships;
•	future levels of our revenue concentration risk;
•	our ability to protect our intellectual property;
•	future economic and political conditions, including implementation of new or increased tariffs;
•	our ability to improve operating efficiencies, manage costs and business risks and improve or maintain profitability;
•

currency exchange rates, their effect on our results of operations, including amounts that we may reclassify as earnings, the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;
•	sources, availability and quality of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•	inventory levels, including the adequacy of quality raw material and other inventory levels to meet future customer demand;
•	the future adequacy and intended use of our facilities;
•	potential manufacturing and distribution channels, product returns, and product recalls;
•	future customer orders;
•	the impact of external factors on our business and results of operations, especially variations in our quarterly net sales from seasonal and other factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMPs);
•	our ability to successfully expand our operations, including outside the United States (U.S.);
•	the adequacy of our financial reserves and allowances;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this Report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2019	June 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,500	$25,040
Accounts receivable - less allowance for doubtful accounts of $60 at September 30, 2019 and $25 at June 30, 2019	13,753	15,964
Inventories, net	24,844	26,003
Income tax receivable	1,079	901
Forward contracts	3,122	1,978
Prepaids and other current assets	1,749	1,500
Total current assets	73,047	71,386
Property and equipment, net	21,231	21,085
Operating lease right-of-use assets	20,145	—
Other noncurrent assets, net	814	1,019
Total assets	$115,237	$93,490
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,774	$8,634
Accrued liabilities	2,421	2,782
Accrued compensation and employee benefits	1,317	1,615
Income taxes payable	1,424	1,219
Total current liabilities	14,936	14,250
Long-term liability – operating leases	20,174	—
Long-term pension liability	246	246
Deferred rent	—	543
Income taxes payable, noncurrent	1,349	1,349
Deferred income taxes	1,127	1,018
Total liabilities	37,832	17,406
Commitments and contingencies (Note L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 7,208,355 at September 30, 2019 and 7,225,072 at June 30, 2019	87	87
Additional paid-in capital	26,713	26,280
Retained earnings	58,024	57,380
Treasury stock, at cost, 1,643,322 shares at September 30, 2019 and 1,626,605 June 30, 2019	(7,970)	(7,955)
Accumulated other comprehensive gain	551	292
Total stockholders’ equity	77,405	76,084
Total liabilities and stockholders’ equity	$115,237	$93,490

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net sales	$29,195	$36,532
Cost of goods sold	24,811	29,369
Gross profit	4,384	7,163
Selling, general and administrative	4,439	4,439

(Loss) income from operations	(55)	2,724

Other income (expense):
Interest income	79	555
Interest expense	(4)	(3)
Foreign exchange gain (loss)	109	(78)
Other, net	(7)	23
Total other income	177	497

Income before income taxes	122	3,221
Provision for income taxes	26	662
Net income	$96	$2,559

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	387	383

Comprehensive income	$483	$2,942

Net income per common share:
Basic	$0.01	$0.38
Diluted	$0.01	$0.37

Weighted average common shares outstanding
Basic	6,841,241	6,764,962
Diluted	6,985,226	6,964,942

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Three-Month Period Ended September 30, 2019 and 2018

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2019	8,851,677	$87	$26,280	$57,380	1,626,605	$(7,955)	$292	$76,084
Compensation expense related to stock compensation plans	—	—	433	—	—	—	—	433
Repurchase of common stock	—	—	—	—	1,717	(15)	—	(15)
Forfeiture of restricted stock	—	—	—	—	15,000	—	—	—
Cumulative-effect adjustment pursuant to adoption of ASU 2016-02 (Note E)	—	—	—	420	—	—	—	420
Reclassification pursuant to adoption of ASU 2018-02 (Note A)	—	—	—	128	—	—	(128)	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	387	387
Net income	—	—	—	96	—	—	—	96
Balance, September 30, 2019	8,851,677	$87	$26,713	$58,024	1,643,322	$(7,970)	$551	$77,405

Balance as of June 30, 2018	8,656,677	$85	$24,486	$50,839	1,098,268	$(6,584)	$(578)	$68,248
Issuance of common stock for stock option exercise	5,000	—	38	—	—	—	—	38
Issuance of common stock for restricted stock grants	15,000	—	—	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	653	—	—	—	—	653
Repurchase of common stock	—	—	—	—	674	(6)	—	(6)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	383	383
Net income	—	—	—	2,559	—	—	—	2,559
Balance, September 30, 2018	8,676,677	$85	$25,177	$53,398	1,098,942	$(6,590)	$(195)	$71,876

See accompanying notes to consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$96	$2,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	972	792
Non-cash sales discount	—	245
Non-cash compensation	433	409
Pension expense, net of contributions	—	12
Gain on disposal of assets	—	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	2,211	1,888
Inventories, net	1,159	(1,405)
Operating lease right-of-use assets and liabilities, net	(94)
Prepaids and other assets	(692)	(993)
Accounts payable and accrued liabilities	779	471
Accrued compensation and employee benefits	(298)	114
Income taxes	27	655
Net cash provided by operating activities	4,593	4,746

Cash flows from investing activities
Purchases of property and equipment	(1,118)	(796)
Proceeds from sale of property and equipment	—	19
Net cash used in investing activities	(1,118)	(777)

Cash flows from financing activities
Repurchase of common stock	(15)	(6)
Issuance of common stock	—	37
Net cash (used in) provided by financing activities	(15)	31

Net increase in cash and cash equivalents	3,460	4,000
Cash and cash equivalents at beginning of period	25,040	23,613
Cash and cash equivalents at end of period	$28,500	$27,613

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4	$3
Taxes	$—	$7
Disclosure of non-cash activities:
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	$387	$383

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Pursuant to such rules and regulations certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (“2019 Annual Report”). The accounting policies used to prepare the financial statements included in this Report are the same as those described in the notes to the consolidated financial statements in our 2019 Annual Report unless otherwise noted below.

Recently Adopted Accounting Pronouncements

We adopted ASU 2016-02, Leases (Topic 842), and subsequent amendments thereto (“ASC 842”) on July 1, 2019 using the optional transition approach to apply the standard at the beginning of the first quarter of the year of adoption, fiscal year 2020, with no retrospective adjustments to prior periods. The adoption of the standard resulted in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $20.7 million and $20.9 million, respectively, on our Condensed Consolidated Balance Sheets, with no material impact on our Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Statements of Stockholders’ Equity, or Condensed Consolidated Statements of Cash Flows. We have elected the practical expedients to (1) carryforward prior conclusions related to lease identification and classification for existing leases, (2) combine lease and non-lease components of an arrangement for all classes of leased assets, and (3) omit short-term leases with a term of 12 months or less from recognition on the balance sheet. See “Note E. Leases” for additional information on our leases following the adoption of this standard.

On July 1, 2019, we adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. We applied ASU No. 2017-12 using a modified retrospective approach for cash flow and fair value hedges existing at the date of adoption and prospectively for the presentation and disclosure guidance. As a result of the adoption of this ASU, amortization of forward points are now included as a component of net revenues while they were previously included as a component of other income. For the three months ended September 30, 2019, we included $237,000 of forward point amortization in Sales. For the three months ended September 30, 2018, we included $487,000 of forward point amortization in Other Income.

On July 1, 2019, we adopted ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. ASU 2018 allows for a reclassification from accumulated other comprehensive income (OCI) to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. Under this ASU, we reclassified $128,000 of gains from OCI to retained earnings.

Recently Issued Accounting Pronouncements

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

	Three Months Ended
	September 30,
	2019	2018
Numerator
Net income	$96	$2,559

Denominator
Basic weighted average common shares outstanding	6,841	6,765
Dilutive effect of stock options and restricted stock	144	200
Diluted weighted average common shares outstanding	6,985	6,965

Basic net income per common share	$0.01	$0.38

Diluted net income per common share	$0.01	$0.37

We did not exclude any shares for the three months ended September 30, 2019 that would have had an anti-dilutive impact. We excluded shares related to restricted stock totaling 15,000 shares for the three months ended September 30, 2018, as their impact would have been anti-dilutive.

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

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of September 30, 2019, we have no liability recorded for estimated returns of products.

On August 7, 2017, we entered into three agreements (“Agreements”), with The Juice Plus+ Company LLC (“Juice Plus+”). The Agreements are an Exclusive Manufacturing Agreement, a Restricted Stock Award Agreement, and an Irrevocable Proxy. Pursuant to the Exclusive Manufacturing Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. Pursuant to the Restricted Stock Award Agreement, NAI granted 500,000 shares of NAI common stock to Juice Plus+, (the “JP Shares”), and Juice Plus+ agreed the JP Shares are subject to certain restrictions and risk of forfeiture. Pursuant to the Irrevocable Proxy, Juice Plus+ also granted the NAI Board of Directors the right to vote the JP Shares that remain subject to risk of forfeiture. Each Agreement is for a term of 5 years, and each may be terminated by either party only upon the occurrence of specified events.

On March 31, 2019, we amended our original Agreements with Juice Plus+ and extended the term of the Exclusive Manufacturing Agreement through August 6, 2025. In addition, pursuant to that Amended and Restated Exclusive Manufacturing Agreement, Juice Plus+ returned 400,000 shares of restricted common stock in exchange for an annual cash sales discount. The expense associated with the return of those shares and the related cash discount granted to Juice Plus+ are each recorded as a reduction to sales. As a result of the amendments contained in the Amended and Restated Exclusive Manufacturing Agreement, we made a one-time adjustment to reverse the expense associated with unvested shares that were returned as a result of such amendments. Amounts associated with the new cash discount began to be recorded in our fourth quarter of fiscal 2019 and will be amortized ratably over extended remaining life of the Amended and Restated Exclusive Manufacturing Agreement based on the full value of the cash discount expected to be given over the same period. We recorded $395,000 of “Cash Sales Discount” during the three months ended September 30, 2019 and $245,000 of “Non-cash Sales Discount” during the three months ended September 30, 2018.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as “beta-alanine”, which is marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $3.2 million during the three months ended September 30, 2019. We similarly recorded $5.4 million during the three months ended September 30, 2018.  These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $168,000 during the three months ended September 30, 2019. We similarly recognized $263,000 of royalty expense during the three months ended September 30, 2018.

Notes Receivable

On September 30, 2017, we accepted a 12-month note (the “KM Loan Agreement”) from Kaged Muscle, LLC (“Kaged Muscle”), one of our contract manufacturing customers, in exchange for $1.5 million of trade receivables due to us from Kaged Muscle. On September 30, 2018, we entered into a First Amendment (the “First Amendment”) with Kaged Muscle in connection with the KM Loan Agreement. The First Amendment modified the KM Loan Agreement and related promissory note by extending the loan’s maturity date from September 30, 2018 to December 28, 2018 in exchange for an extension fee in the amount of $25,000. Kaged Muscle is one of our fastest growing sports nutrition customers and we executed this note receivable conversion, and subsequent amendment, to assist them with their near term financing needs. The note carried an interest rate of fifteen percent (15%) per annum with payments of interest only. The note was paid in full before the amended maturity date.  In association with this note, we did not recognize any interest income during the three months ended September 30, 2019. During the three months ended September 30, 2018 we recognized $58,000 in interest income associated with this note.

Stock-Based Compensation

We have an omnibus equity incentive plan that was approved by our Board of Directors effective October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009 ("2009 Plan"). The 2009 Plan expired on October 15, 2019. The Board of Directors has approved a new omnibus equity incentive plan effective October 15, 2019, which has been presented to our Stockholders for approval at the Annual Meeting of Stockholders to be held on December 6, 2019. Under the 2009 and 2019 Plans, which are substantially the same, we may grant nonqualified and incentive stock options, restricted stock grants, restricted stock units, stock appreciation rights, and other stock-based awards to employees, non-employee directors and consultants.

We did not grant any options during each of the three month periods ending September 30, 2019 and September 30, 2018, respectively. All remaining outstanding stock options are fully vested. No options were exercised during the three month period ended September 30, 2019. During the three months ended September 30, 2018, 5,000 options were exercised. There were no option forfeitures during the three month periods ended September 30, 2019 or September 30, 2018.

We did not grant any restricted stock shares during the three months ended September 30, 2019. During the three months ended September 30, 2018, we granted 15,000 shares of restricted stock shares to a new member of our management team. During the three months ended September 30, 2019, 15,000 restricted stock shares were forfeited. During the three months ended September 30, 2018 there were no restricted stock forfeitures. Our net income included stock based compensation expense of approximately $433,000 for the three months ended September 30, 2019. Our net income included stock based compensation expense of approximately $409,000 for the three months ended September 30, 2018.

Fair Value of Financial Instruments

Except for cash and cash equivalents and assets and liabilities related to our pension plan, as of September 30, 2019, and June 30, 2019, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair value of our forward exchange contracts as of September 30, 2019 was a net asset of $3.1 million. The fair value of our forward exchange contracts as of June 30, 2019 included a net asset of $2.3 million. The fair values were determined based on obtaining pricing from our bank and corroborating those values with a third party bank. As of September 30, 2019, and June 30, 2019, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2019 or the three months ended September 30, 2019.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Raw materials	$16,774	$18,322
Work in progress	3,807	3,785
Finished goods	5,583	5,002
Reserve	(1,320)	(1,106)
	$24,844	$26,003

The inventory reserve as of September 30, 2019 and June 30, 2019, includes a reserve of $686,000 related to our first generation SR CarnoSyn® powder.

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			September 30, 2019	June 30, 2019
Land		NA		$1,200	$1,200
Building and building improvements	7	–	39	3,743	3,729
Machinery and equipment	3	–	12	31,070	30,216
Office equipment and furniture	3	–	5	5,191	5,190
Vehicles		3		314	314
Leasehold improvements	1	–	15	17,666	17,468
Total property and equipment				59,184	58,117
Less: accumulated depreciation and amortization				(37,953)	(37,032)
Property and equipment, net				$21,231	$21,085

D. Other Comprehensive Loss

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three months ended September 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended
	September 30, 2019
		Unrealized
	Defined	Gains
	Benefit	(Losses) on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(491)	$783	$292
ASU 2018-02 Adjustment (note A)	(74)	(54)	(128)
OCI/OCL before reclassifications	-	1,301	1,301
Amounts reclassified from OCI	-	(804)	(804)
Tax effect of OCI activity	-	(110)	(110)
Net current period OCI/OCL	(74)	333	259

Ending Balance	$(565)	$1,116	$551

	Three Months Ended
	September 30, 2018
		Unrealized
	Defined	Gains
	Benefit	(Losses) on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(387)	$(191)	$(578)
OCI/OCL before reclassifications	-	945	945
Amounts reclassified from OCI	-	(446)	(446)
Tax effect of OCI activity	-	(116)	(116)
Net current period OCI/OCL	-	383	383

Ending Balance	$(387)	$192	$(195)

E. Leases

On July 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of July 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to July 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease assets or liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease expenses are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no material difference in our results of operations presented in our Condensed Consolidated Statement of Income and Comprehensive Income for each period presented.

We adopted ASC 842 using a modified retrospective approach for all leases existing at July 1, 2019. The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. As of July 1, 2019, we had no finance leases. Upon adoption, leases that were previously classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $20.7 million to operating lease right-of-use assets and an adjustment of $20.9 million to the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of July 1, 2019, and using the expected lease term, including any optional renewals, as the tenor. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether existing contracts are or contain a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

The impact of the adoption of ASC 842 on the balance sheet at June 30, 2019 was (in thousands):

	As Reported June 30, 2019	Adoption of ASC 842 Increase (Decrease)	Balance of July 1, 2019
Operating lease right-of-use assets	$—	$20,774	$20,774
Total assets	93,490	20,774	114,264
Deferred rent	543	(543)	—
Long-term liability – Operating leases	—	20,897	20,897
Retained earnings	57,380	420	57,800
Total liabilities and equity	93,490	20,774	114,264

We lease substantially all of our manufacturing and support office space used to conduct our business. We adopted ASC 842 effective July, 1 2019. For contracts entered into on or after that effective date, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. Substantially all our operating leases are comprised of payments for the use of manufacturing space leases.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate for the same term as the underlying lease. For our real estate and other operating leases, we use our secured incremental borrowing rate. For our finance leases, we will use the rate implicit in the lease or our secured incremental borrowing rate if the implicit lease rate cannot be determined.

Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

Some of our manufacturing leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and separated into lease and non-lease components based on the initial amount stated in the lease or standalone selling prices. Lease components are included in the measurement of the initial lease liability. Additional payments based on the change in an index or rate, or payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability.

Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense.

We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.

F. Debt

On July 1, 2019, we executed an amendment to our credit facility with Wells Fargo Bank, N.A. to extend the maturity for our working line of credit from February 1, 2021, to November 1, 2022. The Credit Agreement provides us with a credit line of up to $10.0 million. The line of credit may be used to finance working capital requirements. There was no commitment fee required as part of this amendment.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time; and (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by us from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.25% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.25% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences between payment under a fixed rate versus payment under the variable rate for each month from the month of prepayment through the month in which the then applicable fixed rate term matures. On September 30, 2019, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

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

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the three months ended September 30, 2019. As of September 30, 2019, we had $10.0 million available under our credit facilities.

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

	Three Months Ended September 30,
	2019	2018

Customer 1	$14,354	$21,078
Customer 2	3,970	3,729
Customer 3	3,225	(a	)
	$21,549	$24,807

(a)          Sales were less than 10% of the respective period’s total net sales.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended September 30,
	2019			2018

Supplier 1	$	(a	)	3,107
Supplier 2		(a	)	(a	)
	$	(a	)	3,107

(a)          Purchases were less than 10% of the respective period’s total raw material purchases.

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with four of our largest customers, whose receivable balances collectively represented 79.6% of gross accounts receivable at September 30, 2019 and 83.4% at June 30, 2019. Additionally, amounts due related to our beta-alanine raw material sales were 12.2% of gross accounts receivable at September 30, 2019, and 8.0% of gross accounts receivable at June 30, 2019. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

H. Segment Information

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

We evaluate performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before the allocation of certain corporate level expenses. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to: human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. Transfers of raw materials between segments are recorded at cost. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A above and in the consolidated financial statements included in our 2019 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Net Sales
Private-label contract manufacturing	$26,009	$31,087
Patent and trademark licensing	3,186	5,445
Total Net Sales	$29,195	$36,532

	Three Months Ended September 30,
	2019	2018
Income from Operations
Private-label contract manufacturing	$1,613	$3,145
Patent and trademark licensing	213	1,802
Income from operations of reportable segments	1,826	4,947
Corporate expenses not allocated to segments	(1,881)	(2,223)
Total (Loss) Income from Operations	$(55)	$2,724

	September 30, 2019	June 30, 2019
Total Assets
Private-label contract manufacturing	$95,047	$74,431
Patent and trademark licensing	20,190	19,059
	$115,237	$93,490

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2019	2018

United States	$18,185	$17,646
Markets outside of the United States	11,010	18,886
Total	$29,195	$36,532

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 89% of net sales in markets outside the U.S. for the three months ended September 30, 2019. Products manufactured by NAIE accounted for 72% of net sales in markets outside the U.S. for the three months ended September 30, 2018. No products manufactured by NAIE were sold in U.S. markets during the three month periods ended September 30, 2019 and 2018.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	September 30, 2019	June 30, 2019
United States	$22,971	$10,977
Europe	18,405	10,108
Total Long-Lived Assets	$41,376	$21,085

As a result of the implementation of ASC 842 operating lease right-of-use assets are now recorded as part of long-lived assets for segment reporting.

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	September 30, 2019	June 30, 2019
United States	$66,555	$54,785
Europe	48,682	38,705
Total Assets	$115,237	$93,490

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018
United States	$406	$337
Europe	712	459
Total Capital Expenditures	$1,118	$796

I. Income Taxes

The effective tax rate for the three months ended September 30, 2019 was 21.3%. The rates differ slightly from the fiscal 2019 U.S. federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the three months ended September 30, 2018 was 20.6%.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense. There were no significant discrete items for the three ended September 30, 2019 and three months ended September 30, 2018.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended September 30, 2019, there was no change to our valuation allowance for our deferred tax assets.

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

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2016 and forward are subject to examination by the U.S. tax authorities. Our tax years for the fiscal years ended June 30, 2007 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2018 and forward are subject to examination by the Swiss tax authorities.

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to those reserves. There were no adjustments to reserves in the three month periods ended September 30, 2019.

J. Treasury Stock

The Board of Directors has authorized a total of $7.0 million under our stock repurchase plan. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions.

During the three months ended September 30, 2019 we repurchased 1,031 shares at a total cost of $8,700 under this repurchase plan. During the three months ended September 30, 2018, we did not repurchase any shares under this repurchase plan.

During the three months ended September 30, 2019, we acquired 686 shares from employees in connection with restricted stock shares that vested during that year at a weighted average cost of $9.90 per share and a total cost of $7,000. During the three months ended September 30, 2018, we acquired 674 shares from employees in connection with restricted stock shares that vested during the period at a weighted average cost of $9.65 per share and a total cost of $6,000. These shares were returned to us by the subject employees and in exchange we paid each employee’s required tax withholding liability incurred due to the vesting of their restricted stock shares during that period. The valuation of the shares acquired and the number of shares returned to us was calculated based on the closing share price on the date the shares vested.

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

As of September 30, 2019, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2020. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest income or expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three months ended September 30, 2019 and September 30, 2018.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three months ended September 30, 2019 and September 30, 2018, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of September 30, 2019, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $30.4 million (EUR 24.8 million). As of September 30, 2019, a net gain of approximately $1.5 million related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $1.5 million will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of September 30, 2019, the fair value of our cash flow hedges was an asset of $3.1 million, all of which was classified as forward contracts in our Consolidated Balance Sheets. During the three months ended September 30, 2019, we recognized $1.3 million of net gains in OCI, reclassified $750,000 of gains and forward point amortization from OCI to Sales, and reclassified $54,000 of gains from OCI to Other Income. As of June 30, 2019, $2.0 million of the fair value of our cash flow hedges was classified in forward contracts, and $312,000 was classified in other non-current assets in our Consolidated Balance Sheets. During the three months ended September 30, 2018, we recognized $458,000 of net gains in OCI and reclassified $41,000 of gains from OCI to revenue.

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

M. Subsequent Events

On October 18, 2019, we purchased six forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The six contracts expire quarterly beginning May 2020 and ending August 2021. The forward contracts have a notional amount of €17.7 million and a weighted average forward rate of 1.14.

Management has evaluated subsequent events through November 14, 2019, the date the Statements were available to be issued and there are no additional subsequent events that would require adjustment to or disclosure in the Statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2019. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2019 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this Report nor does it contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and this Report.

Our primary business activity is providing private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to two or three private-label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales and royalty and licensing revenue generated from license and supply agreements with third parties, grant them the right to use our patents, trademarks and other intellectual property in connection with the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® and SR CarnoSyn® trademarks.

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

During the first three months of fiscal 2020, our net sales were 20% lower than in the first three months of fiscal 2019. Private- label contract manufacturing sales decreased 16% due primarily to lower sales to our largest customer partially offset by increased sales to other new and existing customers. Sales to our largest private-label contract manufacturing customer declined over 33%, while sales to all other private-label contract manufacturing customer increased over 23%, including sales of new products to new and existing customers. Revenue concentration risk for our largest private-label contract manufacturing customer as a percentage of our total net sales decreased from 58% to 49% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. We expect our annualized fiscal 2020 revenue concentration for this customer to be lower than fiscal 2019. We currently expect our annualized fiscal 2020 private-label contract manufacturing sales to be flat to slightly down as compared to fiscal 2019.

During the first three months of fiscal 2020, CarnoSyn® beta-alanine revenue decreased 41% to $3.2 million, compared to revenue of $5.4 million for the first three months of fiscal 2019. The decrease in beta-alanine revenue was primarily due to decreased material shipments resulting from market and seasonal factors and lower average sales prices. We believe this decline was impacted by certain of our customers discontinuing the use of our CarnoSyn® beta-alanine in favor of generic beta-alanine and lower overall consumer demand for our customers' CarnoSyn® products.

In February 2019, we received New Dietary Agreement (“NDI”) status from the FDA for our patented CarnoSyn® beta-alanine. CarnoSyn® beta-alanine is the only beta-alanine that has received this status and we plan to work with the FDA and other agencies and/or courts to enforce rights connected with this NDI status. We believe the NDI strengthens our position in the market place and we intend, where applicable, to seek to curtail the importation and use of generic beta-alanine to the extent not in compliance with the law and lower overall consumer demand for our customer’s CarnoSyn® products.

In March of 2019, we received a favorable ruling from the U.S. Court of Appeals for the Federal Circuit that vindicated our patents and held them as “patent eligible” under existing law. We plan on leveraging this legal victory and our recent NDI approval by aggressively pursuing those who illegally violate our patents or import or use beta-alanine in violation of the law.

Also, in March 2019, as a result of our efforts over the last three years, the Ministry of Health, Labor, and Welfare of Japan officially approved beta-alanine for sale in Japanese food markets. We believe this opens a new market for our CarnoSyn® beta-alanine. We have entered into a Distribution Agreement with a Shimizu Chemical Corporation, and we shipped our first orders of CarnoSyn® beta-alanine to Japan in the fourth quarter of fiscal 2019. Our distribution partner is actively working to develop this new market and we believe Japan represents a previously untapped market for potential sales growth.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We launched efforts to sell SR CarnoSyn® into the Wellness and Healthy Aging markets in early fiscal 2019 and while we have not yet had substantive sales into this market, we believe our recent efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales later this fiscal year.

There can be no assurance our sales, marketing, or legal efforts will reverse or decelerate potential future declines of our CarnoSyn® beta-alanine sales.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred litigation and patent compliance expenses of approximately $761,000 during the first three months of fiscal 2020 as compared to $618,000 during the comparable period in fiscal 2019. Our ability to maintain or further increase our beta-alanine licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and further commercialize our existing patents, and will also depend on the continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights.

During the remainder of fiscal 2020, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

On an annualized basis, we currently expect fiscal 2020 CarnoSyn® and SR CarnoSyn® beta-alanine revenue growth in the mid to high single digit percentage range. There can be no assurance our ongoing litigation, or sales and marketing efforts will reverse or decelerate potential future sales declines of our CarnoSyn® and SR CarnoSyn® beta-alanine.

During the remainder of fiscal 2020, given the following strategies and business trends, we expect our consolidated operating income to be flat to slightly lower than fiscal 2019:

•	Continued litigation to support our patents, trademarks, and NDI status for our CarnoSyn® brands;

•	Expansion of the Japanese marketplace for our CarnoSyn® brands;

•	Marketing, advertising, and promotion costs expected to be deployed for our launch into the Wellness and Healthy Aging markets for SR CarnoSyn®;

•	Decreased sales expectations from our largest private-label contract manufacturing customer; and

•	Expected lower average Euro exchange rates for fiscal 2020 as compared to fiscal 2019.

During the remainder of fiscal 2020, we also plan to continue our focus on:

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

Our critical accounting policies are discussed under Item 7 of our 2019 Annual Report and recently adopted and issued accounting pronouncements are discussed under Item A to our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2019	2018	% Change
Private-label contract manufacturing	$26,009	$31,087	(16)%
Patent and trademark licensing	3,186	5,445	(41)%
Total net sales	29,195	36,532	(20)%
Cost of goods sold	24,811	29,369	(16)%
Gross profit	4,384	7,163	(39)%
Gross profit %	15.0%	19.6%

Selling, general and administrative expenses	4,439	4,439	0%
% of net sales	15.2%	12.2%

Income from operations	(55)	2,724	(102)%
% of net sales	(0.2)%	7.5%

Total other income	177	497	(64)%
Income before income taxes	122	3,221	(96)%
% of net sales	0.4%	8.8%

Provision for income taxes	26	662	(96)%
Net income	$96	$2,559	(96)%
% of net sales	0.3%	7.0%

Private-label contract manufacturing net sales decreased 16% during the three months ended September 30, 2019 when compared to the same period in the prior year. The decrease was due primarily to lower sales to our largest customer partially offset by increased sales to other new and existing customers.

Net sales from our patent and trademark licensing segment decreased 41% during the three months ended September 30, 2019 when compared to the same period in the prior year. The decrease in beta-alanine sales during the three months ended September 30, 2019 was primarily due to decreased material shipments resulting from market and seasonal factors and lower average sales prices. We believe this decline was impacted by certain of our customers discontinuing the use of our CarnoSyn® beta-alanine in favor of generic beta-alanine and lower overall consumer demand for our customer’s CarnoSyn® products.

The change in gross profit margin for the three months ended September 30, 2019, was as follows:

Three Months
Ended

Contract manufacturing(1)	(1.8)%
Patent and trademark licensing(2)	(2.8)
Total change in gross profit margin	(4.6)%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 1.8 percentage points during the three months ended September 30, 2019 when compared to the comparable prior year period. The decrease in gross profit as a percentage of sales is primarily due to a marginal increase in per unit manufacturing costs, partially offset by favorable product sales mix, higher average Euro exchange rates, and the inclusion of the amortization of forward points from cash flow hedge instruments during the first quarter of fiscal 2020 and none in the same period of fiscal 2019. As a result of the adoption of ASU No. 2017-12, amortization of forward points are now included as a component of net revenues while they were previously included as a component of other income.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 2.8 percentage points during the three months ended September 30, 2019 when compared to the comparable prior year period. The decrease was primarily due to decreased raw material sales as a percentage of total consolidated net sales and lower average sales prices.

Selling, general and administrative expenses remained consistent during the three months ended September 30, 2019, as compared to the comparable prior year period.

Other income, net, decreased $320,000 during the three months ended September 30, 2019, when compared to the comparable prior year period. The decrease was primarily due to the exclusion of the amortization of forward points from cash flow hedge instruments during the first quarter of fiscal 2020 as compared to including $487,000 in the same period of fiscal 2019. As a result of the adoption of ASU No. 2017-12, amortization of forward points are now included as a component of net revenues while they were previously included as a component of other income. This decrease was partially offset by favorable foreign exchange revaluation activity associated with our balance sheet and the fluctuations in foreign currency rates.

Our income tax expense decreased $636,000, or 96%, during the three months ended September 30, 2019, primarily related to the decrease in income before taxes.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $4.6 million for the three months ended September 30, 2019 compared to net cash provided by operating activities of $4.7 million in the comparable period in the prior fiscal year.

At September 30, 2019, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, provided $2.2 million in cash compared to providing $1.9 million of cash during the comparable three month period in the prior year. The increase in cash provided by accounts receivable during the three months ended September 30, 2019 primarily resulted from timing and the amount of sales and related collections. Days sales outstanding was 47 days during the three months ended September 30, 2019 as compared to 34 days for the prior year period.

Changes in inventory provided $1.2 million in cash during the three months ended September 30, 2019 compared to using $1.4 million in the comparable prior year period. The change in cash related to inventory during the three months ended September 30, 2019 was primarily related to the timing of sales and new order activity. Changes in accounts payable and accrued liabilities provided $779,000 in cash during the three months ended September 30, 2019 compared to providing $471,000 during the three months ended September 30, 2018. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the three months ended September 30, 2019 was $1.1 million compared to $777,000 in the comparable prior year period. The primary reason for the change was due to increased capital equipment purchases during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Capital expenditures during fiscal 2019 and fiscal 2018 were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities. At September 30, 2019 and June 30, 2019, on a consolidated basis, we had no outstanding balances due in connection with our loan facility.

Cash used in financing activities for the three months ended September 30, 2019, was $15,000, compared to $31,000 provided in the comparable prior year period. This is primarily due increased repurchases of our stock.

During the three months ending September 30, 2019, we were in compliance with all of the financial and other covenants required under the Credit Agreement. Refer to Note F, "Debt," in this Quarterly Report, for terms of our Credit Agreement and additional information.

As of September 30, 2019, we had $28.5 million in cash and cash equivalents and $10.0 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2019.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 14, 2019, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business, each of which is related to enforcing our intellectual property rights.

There is no assurance NAI will prevail in these litigation matters or in similar proceedings it may initiate or that litigation expenses will not be greater than anticipated.

ITEM 1A.  RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2019 Annual Report, as well as the other information in our 2019 Annual Report, this Report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities for the three month periods ended September 30, 2019 and September 30, 2018.

Repurchases

During the three months ended September 30, 2019 we repurchased 1,031 shares of common stock at a total cost of $9,000 (including commissions and transactions fees) as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of September 30, 2019) (in thousands)
July 1, 2019 to July 31, 2019	—	—	—	—
August 1, 2019 to August 31, 2019	—	—	—	—
September 1, 2019 to September 30, 2019	1,031	8.43	1,031	—
Total	1,031		1,031	$1,998

(1) Average price paid per share includes costs associated with the repurchases

Refer to Note J, "Treasury Stock," in this Quarterly Report, for terms of repurchase plan and additional information.

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

Date: November 14, 2019

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)

24