Form 10-Q
period 2019-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2020-02-11
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

As of February 11, 2020, 6,875,166 shares of NAI's common stock were outstanding, net of 1,981,511 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q quarterly report (this “Report”), including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. These include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “approximate,” “predict,” “forecast,” or “project,” or the negative or other variation of such words, and similar expressions may each identify a statement as a forward-looking statement. Any statements contained herein that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about our future operating results, are forward-looking statements. Forward-looking statements in this Report may include statements about:

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

•	the outcome of potential litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;
•	sources, availability and quality of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•	inventory levels, including the adequacy of quality raw material and other inventory levels to meet future customer demand;
•	the future adequacy and intended use of our facilities;
•	potential manufacturing and distribution channels, product returns, and product recalls;
•	future customer orders;
•	the impact of external factors on our business and results of operations, especially variations in our quarterly net sales from seasonal and other factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMPs);
•	our ability to successfully expand our operations, including outside the United States (U.S.);
•	the adequacy of our financial reserves and allowances;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this Report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2019	June 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,900	$25,040
Accounts receivable - less allowance for doubtful accounts of $0 at December 31, 2019 and $25 at June 30, 2019	14,227	15,964
Inventories, net	22,650	26,003
Income tax receivable	1,180	901
Forward contracts	1,636	1,978
Prepaids and other current assets	1,929	1,500
Total current assets	68,522	71,386
Property and equipment, net	20,613	21,085
Operating lease right-of-use assets	19,523	—
Other noncurrent assets, net	863	1,019
Total assets	$109,521	$93,490
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,437	$8,634
Accrued liabilities	3,292	2,782
Accrued compensation and employee benefits	882	1,615
Income taxes payable	1,591	1,219
Total current liabilities	11,202	14,250
Long-term liability – operating leases	19,742	—
Long-term pension liability	255	246
Deferred rent	—	543
Income taxes payable, noncurrent	1,349	1,349
Deferred income taxes	853	1,018
Total liabilities	33,401	17,406
Commitments and contingencies (Note L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 7,055,404 at December 31, 2019 and 7,225,072 at June 30, 2019	87	87
Additional paid-in capital	27,172	26,280
Retained earnings	58,500	57,380
Treasury stock, at cost, 1,801,273 shares at December 31, 2019 and 1,626,605 June 30, 2019	(9,287)	(7,955)
Accumulated other comprehensive (loss) gain	(352)	292
Total stockholders’ equity	76,120	76,084
Total liabilities and stockholders’ equity	$109,521	$93,490

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales	$29,103	$36,043	$58,298	$72,575
Cost of goods sold	24,042	29,607	48,853	58,976
Gross profit	5,061	6,436	9,445	13,599
Selling, general and administrative	4,363	4,229	8,802	8,668

Income from operations	698	2,207	643	4,931

Other (expense) income:
Interest income	50	529	129	1,084
Interest expense	(7)	(9)	(11)	(12)
Foreign exchange (loss) gain	(162)	37	(53)	(41)
Other, net	(5)	(14)	(12)	9
Total other (expense) income	(124)	543	53	1,040

Income before income taxes	574	2,750	696	5,971
Provision for income taxes	98	569	124	1,231
Net income	$476	$2,181	$572	$4,740

Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(903)	852	(516)	1,235

Comprehensive (loss) income	$(427)	$3,033	$56	$5,975

Net income per common share:
Basic	$0.07	$0.32	$0.08	$0.70
Diluted	$0.07	$0.31	$0.08	$0.68

Weighted average common shares outstanding
Basic	6,795,269	6,807,979	6,818,249	6,786,470
Diluted	6,885,934	6,999,223	6,935,580	6,982,083

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Three-Month Period Ended December 31, 2019 and 2018

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, September 30, 2019	8,851,677	$87	$26,713	$58,024	1,643,322	$(7,970)	$551	$77,405
Issuance of common stock for restricted stock grants	5,000	—	—	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	459	—	—	—	—	459
Repurchase of common stock	—	—	—	—	157,951	(1,317)	—	(1,317)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(903)	(903)
Net income	—	—	—	476	—	—	—	476
Balance, December 31, 2019	8,856,677	$87	$27,172	$58,500	1,801,273	$(9,287)	$(352)	$76,120

Balance, September 30, 2018	8,676,677	$85	$25,177	$53,398	1,098,942	$(6,590)	$(195)	$71,876
Forfeiture of restricted stock	—	—	—	—	5,000	—	—	—
Compensation expense related to stock compensation plans	—	—	646	—	—	—	—	646
Repurchase of common stock	—	—	—	—	43,813	(424)	—	(424)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	852	852
Net income	—	—	—	2,180	—	—	—	2,180
Balance, December 31, 2018	8,676,677	$85	$25,823	$55,579	1,147,755	$(7,014)	$657	$75,130

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Six-Month Period Ended December 31, 2019 and 2018

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2019	8,851,677	$87	$26,280	$57,380	1,626,605	$(7,955)	$292	$76,084
Issuance of common stock for restricted stock grants	5,000	—	—	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	892	—	—	—	—	892
Repurchase of common stock	—	—	—	—	159,668	(1,332)	—	(1,332)
Forfeiture of restricted stock	—	—	—	—	15,000	—	—	—
Cumulative-effect adjustment pursuant to adoption of ASU 2016-02 (Note E)	—	—	—	420	—	—	—	420
Reclassification pursuant to adoption of ASU 2018-02 (Note D)	—	—	—	128	—	—	(128)	—
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(516)	(516)
Net income	—	—	—	572	—	—	—	572
Balance, December 31, 2019	8,856,677	$87	$27,172	$58,500	1,801,273	$(9,287)	$(352)	$76,120

Balance, June 30, 2018	8,656,677	$85	$24,486	$50,839	1,098,268	$(6,584)	$(578)	$68,248
Issuance of common stock for stock option exercise	5,000	—	38	—	—	—	—	38
Issuance of common stock for restricted stock grants	15,000	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	5,000	—	—	—
Compensation expense related to stock compensation plans	—	—	1,299	—	—	—	—	1,299
Repurchase of common stock	—	—	—	—	44,487	(430)	—	(430)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	1,235	1,235
Net income	—	—	—	4,740	—	—	—	4,740
Balance, December 31, 2018	8,676,677	$85	$25,823	$55,579	1,147,755	$(7,014)	$657	$75,130

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$572	$4,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,966	1,597
Non-cash sales discount	—	490
Non-cash compensation	892	809
Pension expense, net of contributions	9	25
Loss (gain) on disposal of assets	122	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	1,737	1,086
Inventories, net	3,353	92
Operating lease right-of-use assets and liabilities, net	96	—
Prepaids and other assets	(612)	(1,094)
Accounts payable and accrued liabilities	(2,687)	(546)
Accrued compensation and employee benefits	(733)	380
Income taxes	93	609
Net cash provided by operating activities	4,808	8,187

Cash flows from investing activities
Purchases of property and equipment	(1,633)	(2,662)
Proceeds from sale of property and equipment	17	19
Proceeds from collection of notes receivable	—	1,500
Net cash used in investing activities	(1,616)	(1,143)

Cash flows from financing activities
Repurchase of common stock	(1,332)	(430)
Issuance of common stock	—	38
Net cash used in financing activities	(1,332)	(392)

Net increase in cash and cash equivalents	1,860	6,652
Cash and cash equivalents at beginning of period	25,040	23,613
Cash and cash equivalents at end of period	$26,900	$30,265

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11	$7
Taxes	$18	$733
Disclosure of non-cash activities:
Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	$(516)	$1,235

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Pursuant to such rules and regulations certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the six months ended December 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Net Income per Common Share

We compute net income per common share using the weighted average number of common shares outstanding during the period, and diluted net income per common share using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options and unvested restricted stock accounts for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Numerator
Net income	$476	$2,181	$572	$4,740

Denominator
Basic weighted average common shares outstanding	6,795	6,808	6,818	6,786
Dilutive effect of stock options and restricted stock	91	191	117	196
Diluted weighted average common shares outstanding	6,886	6,999	6,935	6,982

Basic net income per common share	$0.07	$0.32	$0.08	$0.70

Diluted net income per common share	$0.07	$0.31	$0.08	$0.68

We did not exclude any shares for the three or six months ended December 31, 2019 and December 31, 2018 that would have had an anti-dilutive impact.

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

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of December 31, 2019, we have no liability recorded for estimated returns of products.

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

On March 31, 2019, we amended our original Agreements with Juice Plus+ and extended the term of the Exclusive Manufacturing Agreement through August 6, 2025. In addition, pursuant to that Amended and Restated Exclusive Manufacturing Agreement, Juice Plus+ returned 400,000 shares of restricted common stock in exchange for an annual cash sales discount. The expense associated with the return of those shares and the related cash discount granted to Juice Plus+ are each recorded as a reduction to sales. As a result of the amendments contained in the Amended and Restated Exclusive Manufacturing Agreement, we made a one-time adjustment to reverse the expense associated with unvested shares that were returned as a result of such amendments. Amounts associated with the new cash discount began to be recorded in our fourth quarter of fiscal 2019 and will be amortized ratably over extended remaining life of the Amended and Restated Exclusive Manufacturing Agreement based on the full value of the cash discount expected to be given over the same period. We recorded $395,000 of “Cash Sales Discount” during the three months ended December 31, 2019 and $790,000 for the six months ended December 31, 2019. We recognized $245,000 of “Non-cash Sales Discount” during the three months ended December 31, 2018 and $490,000 during the six months ended December 31, 2018.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as “beta-alanine”, which is marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $4.3 million during the three months ended December 31, 2019 and $7.5 million during the six months ended December 31, 2019. We similarly recorded $4.4 million during the three months ended December 31, 2018 and $9.8 million during the six months ended December 31, 2018.  These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $192,000 during the three months ended December 31, 2019 and $359,000 during the six months ended December 31, 2019. We similarly recognized $178,000 of royalty expense during the three months ended December 31, 2018 and $441,000 during the six months ended December 31, 2018.

Notes Receivable

On September 30, 2017, we accepted a 12-month note (the “KM Loan Agreement”) from Kaged Muscle, LLC (“Kaged Muscle”), one of our contract manufacturing customers, in exchange for $1.5 million of trade receivables due to us from Kaged Muscle. On September 30, 2018, we entered into a First Amendment (the “First Amendment”) with Kaged Muscle in connection with the KM Loan Agreement. The First Amendment modified the KM Loan Agreement and related promissory note by extending the loan’s maturity date from September 30, 2018 to December 28, 2018 in exchange for an extension fee in the amount of $25,000. We executed this note receivable conversion, and subsequent amendment, to assist Kaged Muscle with their near term financing needs. The note carried an interest rate of fifteen percent (15%) per annum with payments of interest only. The note was paid in full before the amended maturity date.  In association with this note, we did not recognize any interest income during the three or six months ended December 31, 2019. During the three months ended December 31, 2018 we recognized $46,000 and during the six months ended December 31, 2018 we recognized $104,000 in interest income associated with this note.

Stock-Based Compensation

We had an omnibus equity incentive plan that was approved by our Board of Directors effective October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009 ("2009 Plan"). The 2009 Plan expired on October 15, 2019. The Board of Directors approved a new omnibus equity incentive plan effective October 15, 2019 (“2019 Plan”) and this plan was approved by our stockholders at the Annual Meeting of Stockholders held on December 6, 2019. Under the 2019 Plan, we may grant nonqualified and incentive stock options, restricted stock grants, restricted stock units, stock appreciation rights, and other stock-based awards to employees, non-employee directors and consultants.

We did not grant any options during each of the three and six month periods ending December 31, 2019 and December 31, 2018. All remaining outstanding stock options are fully vested. No options were exercised during the three or six month period ended December 31, 2019. No options were exercised during the three month period ended December 31, 2018. During the six months ended December 31, 2018, 5,000 options were exercised. There were no option forfeitures during the three or six month periods ended December 31, 2019 or December 31, 2018.

During the three and six months ended December 31, 2019, we granted 5,000 shares of restricted stock shares to a new member of our management team. During the six months ended December 31, 2018, we granted 15,000 shares of restricted stock shares to a new member of our management team. We did not grant any shares to employees during the three months ended December 31, 2018. During the three months ended December 31, 2019, there were no restricted stock forfeitures. During the six months ended December 31, 2019, 15,000 restricted stock shares were forfeited. During the three and six months ended December 31, 2018, 5,000 restricted stock shares forfeited. Our net income included stock based compensation expense of approximately $459,000 for the three months ended December 31, 2019, and $892,000 for the six months ended December 31, 2019. Our net income included stock based compensation expense of approximately $400,000 for the three months ended December 31, 2018 and $809,000 for the six months ended December 31, 2018.

Fair Value of Financial Instruments

Except for cash and cash equivalents and assets and liabilities related to our pension plan, as of December 31, 2019, and June 30, 2019, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair value of our forward exchange contracts as of December 31, 2019 was a net asset of $1.6 million. The fair value of our forward exchange contracts as of June 30, 2019 included a net asset of $2.3 million. The fair values were determined based on obtaining pricing from our bank and corroborating those values with a third party bank. As of December 31, 2019, and June 30, 2019, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2019 or the three or six months ended December 31, 2019.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Raw materials	$14,228	$18,322
Work in progress	2,696	3,785
Finished goods	6,255	5,002
Reserve	(529)	(1,106)
	$22,650	$26,003

The inventory reserve as of December 31, 2019 and June 30, 2019, included a reserve of $39,000 and $686,000, respectively, related to our first generation SR CarnoSyn® powder.

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			December 31, 2019	June 30, 2019
Land	NA			$1,200	$1,200
Building and building improvements	7	–	39	3,743	3,729
Machinery and equipment	3	–	12	31,130	30,216
Office equipment and furniture	3	–	5	5,284	5,190
Vehicles		3		255	314
Leasehold improvements	1	–	15	17,509	17,468
Total property and equipment				59,121	58,117
Less: accumulated depreciation and amortization				(38,508)	(37,032)
Property and equipment, net				$20,613	$21,085

D. Other Comprehensive (Loss) Income

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three and six months ended December 31, 2019 and December 31, 2018 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2019			December 31, 2019
		Unrealized			Unrealized
	Defined	Gains		Defined	Gains
	Benefit	(Losses) on		Benefit	(Losses) on
	Pension	Cash Flow		Pension	Cash Flow
	Plan	Hedges	Total	Plan	Hedges	Total
Beginning Balance	$(565)	$1,116	$551	$(491)	$783	$292
ASU 2018-02 Adjustment	-	-	-	(74)	(54)	(128)
OCI/OCL before reclassifications	-	(369)	(369)	-	932	932
Amounts reclassified from OCI	-	(808)	(808)	-	(1,612)	(1,612)
Tax effect of OCI activity	-	274	274	-	164	164
Net current period OCI/OCL	-	(903)	(903)	(74)	(570)	(644)

Ending Balance	$(565)	$213	$(352)	$(565)	$213	$(352)

	Three Months Ended			Six Months Ended
	December 31, 2018			December 31, 2018
		Unrealized			Unrealized
	Defined	Gains		Defined	Gains
	Benefit	(Losses) on		Benefit	(Losses) on
	Pension	Cash Flow		Pension	Cash Flow
	Plan	Hedges	Total	Plan	Hedges	Total
Beginning Balance	$(387)	$192	$(195)	$(387)	$(191)	$(578)
OCI/OCL before reclassifications	-	1,784	1,784	-	2,729	2,729
Amounts reclassified from OCI	-	(674)	(674)	-	(1,120)	(1,120)
Tax effect of OCI activity	-	(258)	(258)	-	(374)	(374)
Net current period OCI/OCL	-	852	852	-	1,235	1,235

Ending Balance	$(387)	$1,044	$657	$(387)	$1,044	$657

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

We lease substantially all of our product manufacturing and support office space used to conduct our business. We adopted ASC 842 effective July, 1 2019. For contracts entered into on or after that effective date, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

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

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time; and (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by us from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.25% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.25% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences between payment under a fixed rate versus payment under the variable rate for each month from the month of prepayment through the month in which the then applicable fixed rate term matures. On December 31, 2019, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

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

We did not use our working capital line of credit nor did we have any long-term debt outstanding during the three months ended December 31, 2019. As of December 31, 2019, we had $10.0 million available under our credit facilities.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Customer 1	$12,422	$17,750	$26,776	$38,827
Customer 2	5,539	6,196	9,509	9,926
Customer 3	(a)	3,890	(a)	(a)
	$17,961	$27,836	$36,285	$48,753

(a)          Sales were less than 10% of the respective period’s total net sales.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Supplier 1	$1,734	(a)	$3,227	4,472
Supplier 2	(a)	1,866	(a)	(a)
	$1,734	1,866	$3,227	4,472

(a)          Purchases were less than 10% of the respective period’s total raw material purchases.

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with three of our largest customers, whose receivable balances collectively represented 77.1% of gross accounts receivable at December 31, 2019 and 76.8% at June 30, 2019. Additionally, amounts due related to our beta-alanine raw material sales were 16.1% of gross accounts receivable at December 31, 2019, and 8.0% of gross accounts receivable at June 30, 2019. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net Sales
Private label contract manufacturing	$24,831	$31,660	$50,841	$62,747
Patent and trademark licensing	4,272	4,383	7,457	9,828
Total Net Sales	$29,103	$36,043	$58,298	$72,575

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Income from Operations
Private label contract manufacturing	$1,697	$2,853	$3,312	$5,999
Patent and trademark licensing	842	1,475	1,054	3,276
Income from operations of reportable segments	2,539	4,328	4,366	9,275
Corporate expenses not allocated to segments	(1,841)	(2,121)	(3,723)	(4,344)
Total Income from Operations	$698	$2,207	$643	$4,931

	December 31, 2019	June 30, 2019
Total Assets
Private-label contract manufacturing	$89,666	$74,431
Patent and trademark licensing	19,855	19,059
	$109,521	$93,490

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

United States	$17,591	$18,549	$35,776	$36,195
Markets outside of the United States	11,512	17,494	22,522	36,380
Total	$29,103	$36,043	$58,298	$72,575

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 91% of net sales in markets outside the U.S. for the three months ended December 31, 2019 and 90% for the six months ended December 31, 2019. Products manufactured by NAIE accounted for 90% of net sales in markets outside the U.S. for the three months ended December 31, 2018 and 80% for the six months ended December 31, 2018. No products manufactured by NAIE were sold in U.S. markets during the three or six month periods ended December 31, 2019 and 2018.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	December 31, 2019	June 30, 2019
United States	$22,303	$10,977
Europe	17,833	10,108
Total Long-Lived Assets	$40,136	$21,085

As a result of the implementation of ASC 842, operating lease right-of-use assets are now recorded as part of long-lived assets for segment reporting.

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	December 31, 2019	June 30, 2019
United States	$61,620	$54,785
Europe	47,901	38,705
Total Assets	$109,521	$93,490

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Six Months Ended
	December 31, 2019	December 31, 2018
United States	$578	$708
Europe	1,055	1,954
Total Capital Expenditures	$1,633	$2,662

I. Income Taxes

The effective tax rate for the three months ended December 31, 2019 was 17.0% and the effective tax rate for the six months ended December 31, 2019 was 17.8%. The rates differ slightly from the fiscal 2019 U.S. federal statutory rate of 21% primarily due to research and development credits, and the favorable impact of foreign earnings taxed at less than the U.S. statutory rate. The effective tax rate for the three months ended December 31, 2018 was 20.7% and the effective tax for the six months ended December 31, 2018 was 20.6%.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense. There were no significant discrete items for the three months or six months ended December 31, 2019 and three or sixth months ended December 31, 2018.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three or six months ended December 31, 2019, there was no change to our valuation allowance for our deferred tax assets.

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

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to those reserves. There were no adjustments to reserves in the three or six month periods ended December 31, 2019.

J. Treasury Stock

The Board of Directors has authorized a total of $7.0 million under our stock repurchase plan as of December 31, 2019. On January 8, 2020, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $9.0 million. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions.

During the three months ended December 31, 2019 we repurchased 150,307 shares at a weighted average cost of $8.33 and a total cost of $1.3 million under this repurchase plan. During the six months ended December 31, 2019 we repurchased 151,338 shares at a weighted average cost of $8.33 and a total cost of $1.3 million under this repurchase plan. During the three and six months ended December 31, 2018, we repurchased 36,949 shares at a total cost of $358,000 under this repurchase plan.

During the three months ended December 31, 2019 we acquired 7,644 shares from employees in connection with restricted stock shares that vested during that period at a weighted average cost of $8.67 per share and a total cost of $66,000. During the six months ended December 31, 2019, we acquired 8,330 shares from employees in connection with restricted stock shares that vested during that year at a weighted average cost of $8.74 per share and a total cost of $73,000. During the three months ended December 31, 2018, we acquired 6,864 shares from employees in connection with restricted stock shares that vested during the period at a weighted average cost of $9.66 per share and a total cost of $66,000. During the six months ended December 31, 2018, we acquired 7,538 shares in connection with restricted stock shares that vested during that period at a weighted average cost of $9.66 per share and a total cost of $72,000. These shares were returned to us by the subject employees and in exchange we paid each employee’s required tax withholding liability incurred due to the vesting of their restricted stock shares during that period. The valuation of the shares acquired and the number of shares returned to us was calculated based on the closing share price on the date the shares vested.

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

As of December 31, 2019, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2021. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest income or expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item as well as ensuring the assumptions we made at hedge inception have not materially changed. No hedging relationships were terminated as a result of ineffective hedging for the three or six months ended December 31, 2019 and December 31, 2018.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three and six months ended December 31, 2019 and December 31, 2018, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of December 31, 2019, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $40.5 million (EUR 34.2 million). As of December 31, 2019, a net gain of approximately $276,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $305,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of December 31, 2019, the fair value of our cash flow hedges was an asset of $1.6 million, all of which was classified as forward contracts in our Consolidated Balance Sheets. During the three months ended December 31, 2019, we recognized $369,000 of net losses in OCI, and reclassified $808,000 of gains and forward point amortization from OCI to Sales. During the six months ended December 31, 2019, we recognized $932,000 of net gains in OCI, reclassified $1.6 million of gains and forward point amortization from OCI to Sales, and reclassified $54,000 of gains from OCI to Other Income. As of June 30, 2019, $2.0 million of the fair value of our cash flow hedges was classified in forward contracts, and $312,000 was classified in other non-current assets in our Consolidated Balance Sheets. During the three months ended December 31, 2018, we recognized $1.3 million of net gains in OCI and reclassified $211,000 of gains from OCI to revenue. During the six months ended December 31, 2018, we recognized $1.8 million of net gains in OCI and reclassified $169,000 of gains from OCI to revenue.

On July 1, 2019, we adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. We applied ASU No. 2017-12 using a modified retrospective approach for cash flow and fair value hedges existing at the date of adoption and prospectively for the presentation and disclosure guidance. As a result of the adoption of this ASU, amortization of forward points are now included as a component of net revenues while they were previously included as a component of other income. We included $261,000 of forward point amortization in Net Sales for the three months ended December 31, 2019, and $498,000 of forward point amortization in Net Sales for the six months ended December 31, 2019. We included $464,000 of forward point amortization in Other Income for the three months ended December 31, 2018, and $951,000 of forward point amortization in Other Income for the six months ended December 31, 2018.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2019. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2019 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this Report nor does it contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and this Report.

Our primary business activity is providing private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to two or three private-label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales and royalty and licensing revenue generated from license and supply agreements with third parties, granting them the right to use our patents, trademarks and other intellectual property in connection with the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® and SR CarnoSyn® trademarks.

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

During the first six months of fiscal 2020, our net sales were 20% lower than in the first six months of fiscal 2019. Private-label contract manufacturing sales decreased 19% due primarily to lower sales to our largest customer partially offset by increased sales to other new and existing customers. Sales to our largest private-label contract manufacturing customer declined over 31%. Revenue concentration risk for our largest private-label contract manufacturing customer as a percentage of our total net sales decreased from 55% to 46% for the six months ended December 31, 2019 compared to the six months ended December 31, 2018. We expect our annualized fiscal 2020 revenue concentration for this customer to be lower than fiscal 2019.

During the first six months of fiscal 2020, CarnoSyn® beta-alanine revenue decreased 24% to $7.5 million, compared to revenue of $9.8 million for the first six months of fiscal 2019. The decrease in beta-alanine revenue was primarily due to decreased material shipments resulting from market and seasonal factors and lower average sales prices. We believe this decline was impacted by certain of our customers discontinuing the use of our CarnoSyn® beta-alanine in favor of generic beta-alanine and lower overall consumer demand for our customers’ CarnoSyn® products.

In February 2019, we received New Dietary Agreement (“NDI”) status from the FDA for our patented CarnoSyn® beta-alanine. CarnoSyn® beta-alanine is the only beta-alanine that has received this status and we plan to work with the FDA and other agencies and/or courts to enforce rights connected with this NDI status. We believe the NDI strengthens our position in the market place and we intend, where applicable, to seek to curtail the importation and use of generic beta-alanine to the extent not in compliance with the law.

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

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred litigation and patent compliance expenses of approximately $1.4 million during the first six months of fiscal 2020 as compared to $958,000 during the comparable period in fiscal 2019. Our ability to maintain or further increase our beta-alanine licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and further commercialize our existing patents, and will also depend on the continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights.

For the second half of fiscal 2020, as compared to the same period in the prior year, we expect sales levels to our largest contract manufacturing customer to decline 20% to 25% and our CarnoSyn® beta-alanine revenue to be comparable to the prior year. As a result, on an annualized basis, we now expect our consolidated fiscal 2020 revenue to decline approximately 10% to 15% as compared to the prior fiscal year.

During the remainder of fiscal 2020, we will continue our sales and marketing activities to customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing NAI’s contract manufacturing services and CarnoSyn® and SR CarnoSyn® beta-alanine.

There can be no assurance that our customer’s sales and marketing activities as well as our own sales and marketing and litigation efforts will reverse or decelerate potential future sales declines.

During the remainder of fiscal 2020, given the following strategies and business trends, we expect our consolidated operating income to be flat to slightly favorable as compared to the same period in fiscal 2019:

•	Continued litigation to support our patents, trademarks, and NDI status for our CarnoSyn® brands;

•	Marketing, advertising, and promotion costs expected to be deployed for our launch into the Wellness and Healthy Aging markets for SR CarnoSyn®;

•	Decreased sales expectations from our largest private-label contract manufacturing customer;

•	Expected lower average Euro exchange rates for fiscal 2020 as compared to fiscal 2019; and

•	Expansion of the Japanese marketplace for our CarnoSyn® brands.

During the remainder of fiscal 2020, we also plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and to assist us in developing relationships with additional quality oriented customers;

•

Expanding the commercialization of our beta-alanine patent estate through raw material sales, developing a new sales distribution channel under the Wellness and Healthy Aging category for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, and exploiting new contract manufacturing opportunities, license and royalty agreements, and protecting our proprietary rights; and

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

Our critical accounting policies are discussed under Item 7 of our 2019 Annual Report and recently adopted and issued accounting pronouncements are discussed in the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report.

Results of Operations

The results of our operations for the three and six months ended December 31 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2019	2018	% Change	2019	2018	% Change
Private label contract manufacturing	$24,831	$31,660	(22)%	$50,841	$62,746	(19)%
Patent and trademark licensing	4,272	4,383	(3)%	7,457	9,829	(24)%
Total net sales	29,103	36,043	(19)%	58,298	72,575	(20)%
Cost of goods sold	24,042	29,607	(19)%	48,853	58,976	(17)%
Gross profit	5,061	6,436	(21)%	9,445	13,599	(31)%
Gross profit %	17.4%	17.9%		16.2%	18.7%

Selling, general and administrative expenses	4,363	4,229	3%	8,802	8,668	2%
% of net sales	15.0%	11.7%		15.1%	11.9%

Income from operations	698	2,207	(68)%	643	4,931	(87)%
% of net sales	2.4%	6.1%		1.1%	6.8%

Total other (loss) income	(124)	543	(123)%	53	1,040	(95)%
Income before income taxes	574	2,750	(79)%	695	5,971	(88)%
% of net sales	2.0%	7.6%		1.2%	8.2%

Provision for income taxes	98	569	(83)%	124	1,231	(90)%
Net income	$476	$2,181	(78)%	$572	$4,740	(88)%
% of net sales	1.6%	6.1%		1.0%	6.5%

Private-label contract manufacturing net sales decreased 22% during the three months ended December 31, 2019 and 19% during the six months ended December 31, 2019, when compared to the same periods in the prior year. The decrease was due primarily to lower sales to our largest customer.

Net sales from our patent and trademark licensing segment decreased 3% during the three months ended December 31, 2019 and decreased 24% during the six months ended December 31, 2019, when compared to the same periods in the prior year. The decrease in beta-alanine sales during the three and six months ended December 31, 2019 was primarily due to decreased material shipments resulting from market and seasonal factors and lower average sales prices. We believe this decline was impacted by certain of our customers discontinuing the use of our CarnoSyn® beta-alanine in favor of generic beta-alanine and lower overall consumer demand for our customer’s CarnoSyn® products.

The change in gross profit margin for the three and six months ended December 31, 2019, was as follows:

	Three Months	Six Months
	Ended	Ended

Contract manufacturing(1)	(1.2)%	(1.5)%
Patent and trademark licensing(2)	0.7	(1.0)
Total change in gross profit margin	(0.5)%	(2.5)%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 1.2 percentage points during the three months ended December 31, 2019 and decreased 1.5 percentage points during the six months ended December 31, 2019, when compared to the comparable prior year period. The decrease in gross profit as a percentage of consolidated net sales is primarily due to a marginal increase in per unit manufacturing costs, partially offset by favorable product sales mix and inclusion of the amortization of forward points from cash flow hedge instruments in the three and six month results of fiscal 2020 and none in the same periods of fiscal 2019. As a result of the adoption of ASU No. 2017-12, amortization of forward points are now included as a component of net revenues while they were previously included as a component of other income.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 0.7 percentage points during the three months ended December 31, 2019, when compared to the comparable prior year period. The increase was primarily due to an increase in patent and trademark licensing net sales as a percentage of consolidated net sales partially offset by lower average net sales prices.  Patent and trademark licensing gross profit as a percentage of consolidated net sales decreased 1.0 percentage point during the six months ended December 31, 2019, when compared to the comparable prior year period. The decrease was primarily due to decreased patent and trademark licensing net sales as a percentage of total consolidated net sales and lower average sales prices.

Selling, general and administrative expenses increased by 3% for the three months ended December 31, 2019 and increased by 2% for the six months ended December 31, 2019 when compared to the comparable prior year periods. The increase was primarily due to an increase in legal expenses associated with our patents and trademarks licensing business..

Other income, net, decreased $667,000 during the three months ended December 31, 2019, and decreased $987,000 during the six months ended December 31, 2019, when compared to the comparable prior year period. The decrease was primarily due to the exclusion of the amortization of forward points from cash flow hedge instruments during the three and six months ended December 31, 2019 as compared to including $464,000 and $951,000 in the comparable periods of fiscal 2019. This change in classification of forward points is the result of the adoption of ASU No. 2017-12 that now requires the amortization of forward points be included as a component of net revenues while they were previously included as a component of other income.

Our income tax expense decreased $471,000, or 83%, during the three months ended December 31, 2019, and decreased $1.1 million, or 90%, during the six months ended December 31, 2019, primarily related to the decrease in income before taxes.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $4.8 million for the six months ended December 31, 2019 compared to net cash provided by operating activities of $8.2 million in the comparable period in the prior fiscal year.

At December 31, 2019, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, provided $1.7 million in cash compared to providing $1.1 million of cash during the comparable six month period in the prior fiscal year. The increase in cash provided by accounts receivable during the six months ended December 31, 2019 primarily resulted from timing and the amount of sales and related collections. Days sales outstanding was 48 days during the six months ended December 31, 2019 as compared to 36 days for the prior year period.

Changes in inventory provided $3.4 million in cash during the six months ended December 31, 2019 compared to providing $92,000 in the comparable prior year period. The change in cash related to inventory during the six months ended December 31, 2019 was primarily related to the timing of sales and new order activity. Changes in accounts payable and accrued liabilities used $2.7 million in cash during the six months ended December 31, 2019 compared to using $546,000 during the six months ended December 31, 2018. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities during the six months ended December 31, 2019 was $1.6 million compared to $1.1 million in the comparable prior year period. The primary reason for the change was due the collection of a note receivable during the six months ended December 31, 2018, as well as a decrease in capital equipment purchases during the six months ended December 31, 2019 as compared to the comparable prior year period.

Cash used in financing activities for the six months ended December 31, 2019 was $1.3 million compared to $392,000 used in the comparable prior year period. This change is primarily due to increased repurchases of our stock. At December 31, 2019 and June 30, 2019, on a consolidated basis, we had no outstanding balances due in connection with our loan facility.

During the six months ending December 31, 2019, we were in compliance with all of the financial and other covenants required under the Credit Agreement. Refer to Note F, "Debt," in this Quarterly Report, for terms of our Credit Agreement and additional information.

As of December 31, 2019, we had $26.9 million in cash and cash equivalents and $10.0 million available under our credit facilities. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the notes to our consolidated financial statements included under Item 1 of this Report. Other than those pronouncements, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide item 3 disclosure in this Quarterly Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of December 31, 2019.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 11, 2020, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business, each of which is related to enforcing our intellectual property rights.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities for the three or six month periods ended December 31, 2019 and December 31, 2018.

Purchases of Equity Securities

During the three months ended December 31, 2019 we repurchased 150,307 shares of common stock at a total cost of $1.3 million (including commissions and transactions fees) as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of December 31, 2019) (in thousands)
October 1, 2019 to October 31, 2019	38,397	8.88	38,397	—
November 1, 2019 to November 31, 2019	7,232	8.03	7,232	—
December 1, 2019 to December 31, 2019	104,678	8.14	104,678	—
Total	150,307		150,307	$747

(1) Average price paid per share includes costs associated with the repurchases

Refer to Note J, "Treasury Stock," in this Quarterly Report, for terms of repurchase plan and additional information.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Date: February 11, 2020

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)