Form 10-Q
period 2020-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2020-05-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

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

As of May 14, 2020, 6,788,366 shares of NAI's common stock were outstanding, net of 2,068,311 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q quarterly report (this “Report”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. Examples of forward-looking statements include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “approximate,” “predict,” “forecast,” or “project,” or the negative or other variation of such words, and similar expressions may each identify a statement as a forward-looking statement. Any statements contained herein that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about our future operating results, are forward-looking statements. Forward-looking statements in this Report may include statements about:

•

the impact of Covid-19, and other external factors both within and outside of our control on our business and results in operations (especially variations in our quarterly net sales from seasonal and other factors), our employees, our supply chain and on our vendors and customers;

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

•	the outcome of potential litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;
•	sources, availability and quality of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•	inventory levels, including the adequacy of quality raw material and other inventory levels to meet future customer demand, in particular assumptions regarding the impact of the COVID-19 pandemic;
•	the future adequacy and intended use of our facilities;
•	potential manufacturing and distribution channels, product returns, and product recalls;
•	future customer orders;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMPs);
•	our ability to successfully expand our operations, including outside the United States (U.S.);
•	the adequacy of our financial reserves and allowances;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this Report underlying or relating to any forward-looking statements.

Forward-looking statements in this Report speak only as of the date of this Report based on information available to us at that time and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that are or may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this Report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part II and elsewhere in this Report, as well as in other reports and documents we have filed and will file with the United States Securities and Exchange Commission (SEC).

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2020	June 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,315	$25,040
Accounts receivable - less allowance for doubtful accounts of $3,282 at March 31, 2020 and $25 at June 30, 2019	12,379	15,964
Inventories, net	26,111	26,003
Income tax receivable	1,623	901
Forward contracts	1,587	1,978
Prepaids and other current assets	1,973	1,500
Total current assets	76,988	71,386
Property and equipment, net	21,398	21,085
Operating lease right-of-use assets	18,881	—
Other noncurrent assets, net	1,088	1,019
Total assets	$118,355	$93,490
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,674	$8,634
Accrued liabilities	2,398	2,782
Accrued compensation and employee benefits	1,308	1,615
Income taxes payable	1,425	1,219
Line of credit – current	10,000	—
Total current liabilities	25,805	14,250
Long-term liability – operating leases	19,230	—
Long-term pension liability	267	246
Deferred rent	—	543
Income taxes payable, noncurrent	1,349	1,349
Deferred income taxes	955	1,018
Total liabilities	47,606	17,406
Commitments and contingencies (Note L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,791,396 at March 31, 2020 and 7,225,072 at June 30, 2019	87	87
Additional paid-in capital	27,631	26,280
Retained earnings	54,485	57,380
Treasury stock, at cost, 2,065,281 shares at March 31, 2020 and 1,626,605 June 30, 2019	(11,437)	(7,955)
Accumulated other comprehensive (loss) gain	(17)	292
Total stockholders’ equity	70,749	76,084
Total liabilities and stockholders’ equity	$118,355	$93,490

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	$25,482	$35,455	$83,780	$108,030
Cost of goods sold	22,588	29,128	71,441	88,104
Gross profit	2,894	6,327	12,339	19,926

Other selling, general and administrative	3,835	4,492	12,637	13,160
Provision for uncollectible accounts receivable	3,282	—	3,282	—
Total selling, general and administrative	7,117	4,492	15,919	13,160

(Loss) income from operations	(4,223)	1,835	(3,580)	6,766

Other (expense) income:
Interest income	47	411	176	1,495
Interest expense	(5)	(11)	(16)	(23)
Foreign exchange (loss) gain	(91)	232	(144)	191
Other, net	1	(10)	(11)	(1)
Total other (expense) income	(48)	622	5	1,662

(Loss) income before income taxes	(4,271)	2,457	(3,575)	8,428
(Benefit) provision for income taxes	(256)	463	(132)	1,694
Net (loss) income	$(4,015)	$1,994	$(3,443)	$6,734

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	335	424	(181)	1,659

Comprehensive (loss) income	$(3,680)	$2,418	$(3,624)	$8,393

Net (loss) income per common share:
Basic	$(0.61)	$0.29	$(0.51)	$0.99
Diluted	$(0.61)	$0.27	$(0.51)	$0.95

Weighted average common shares outstanding
Basic	6,564,765	6,800,375	6,733,781	6,791,105
Diluted	6,564,765	7,394,600	6,733,781	7,119,589

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Three-Month Period Ended March 31, 2020 and 2019

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Gain (Loss)	Total
Balance, December 31, 2019	8,856,677	$87	$27,172	$58,500	1,801,273	$(9,287)	$(352)	$76,120
Compensation expense related to stock compensation plans	—	—	459	—	—	—	—	459
Repurchase of common stock	—	—	—	—	264,008	(2,150)	—	(2,150)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	335	335
Net loss	—	—	—	(4,015)	—	—	—	(4,015)
Balance, March 31, 2020	8,856,677	$87	$27,631	$54,485	2,065,281	$(11,437)	$(17)	$70,749

Balance, December 31, 2018	8,676,677	$85	$25,823	$55,579	1,147,755	$(7,014)	$657	$75,130
Issuance of common stock for restricted stock grants	175,000	2	(2)	—	—	—	—	—
Forfeiture of restricted stock	—	—	4	—	400,000	(4)	—	—
Compensation expense related to stock compensation plans	—	—	(8)	—	—	—	—	(8)
Repurchase of common stock	—	—	—	—	44,866	(511)	—	(511)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	424	424
Net income	—	—	—	1,994	—	—	—	1,994
Balance, March 31, 2019	8,851,677	$87	$25,817	$57,573	1,592,621	$(7,529)	$1,081	$77,029

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Nine-Month Period Ended March 31, 2020 and 2019

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Gain (Loss)	Total
Balance, June 30, 2019	8,851,677	$87	$26,280	$57,380	1,626,605	$(7,955)	$292	$76,084
Issuance of common stock for restricted stock grants	5,000	—	—	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,351	—	—	—	—	1,351
Repurchase of common stock	—	—	—	—	423,676	(3,482)	—	(3,482)
Forfeiture of restricted stock	—	—	—	—	15,000	—	—	—
Cumulative-effect adjustment pursuant to adoption of ASU 2016-02 (Note E)	—	—	—	420	—	—	—	420
Reclassification pursuant to adoption of ASU 2018-02 (Note D)	—	—	—	128	—	—	(128)	—
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(181)	(181)
Net loss	—	—	—	(3,443)	—	—	—	(3,443)
Balance, March 31, 2020	8,856,677	$87	$27,631	$54,485	2,065,281	$(11,437)	$(17)	$70,749

Balance, June 30, 2018	8,656,677	$85	$24,486	$50,839	1,098,268	$(6,584)	$(578)	$68,248
Issuance of common stock for stock option exercise	5,000	—	38	—	—	—	—	38
Issuance of common stock for restricted stock grants	190,000	2	(2)	—	—	—	—	—
Forfeiture of restricted stock	—	—	4	—	405,000	(4)	—	—
Compensation expense related to stock compensation plans	—	—	1,291	—	—	—	—	1,291
Repurchase of common stock	—	—	—	—	89,353	(941)	—	(941)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	1,659	1,659
Net income	—	—	—	6,734	—	—	—	6,734
Balance, March 31, 2019	8,851,677	$87	$25,817	$57,573	1,592,621	$(7,529)	$1,081	$77,029

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(3,443)	$6,734
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts receivable	3,282	—
Depreciation and amortization	2,975	2,529
Non-cash lease expense	2,051	—
Non-cash sales discount	—	82
Non-cash compensation	1,351	1,209
Pension expense, net of contributions	21	37
Loss on disposal of assets	118	9
Changes in operating assets and liabilities:
Accounts receivable	303	(2,169)
Inventories, net	(108)	(3,449)
Operating lease liabilities, net	(1,825)	—
Forward contracts	354	(1,258)
Prepaids and other assets	(748)	(174)
Accounts payable and accrued liabilities	1,656	4,088
Accrued compensation and employee benefits	(307)	(116)
Income taxes	(516)	58
Net cash provided by operating activities	5,164	7,580

Cash flows from investing activities
Purchases of property and equipment	(3,432)	(4,149)
Proceeds from sale of property and equipment	25	19
Proceeds from collection of notes receivable	—	1,500
Net cash used in investing activities	(3,407)	(2,630)

Cash flows from financing activities
Repurchase of common stock	(3,482)	(941)
Borrowings on lines of credit	10,000	—
Issuance of common stock	—	38
Net cash provided by (used in) financing activities	6,518	(903)

Net increase in cash and cash equivalents	8,275	4,047
Cash and cash equivalents at beginning of period	25,040	23,613
Cash and cash equivalents at end of period	$33,315	$27,660

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$16	$19
Taxes	$370	$1,747

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable rules and regulations. Pursuant to such rules and regulations certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months and nine months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Recently Issued Accounting Pronouncements

On December 18, 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new standard eliminates certain exceptions in Accounting Standards Codification ("ASC") 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. This ASU will be effective for us beginning in our first quarter of fiscal 2022. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

Net (Loss) Income per Common Share

We compute net (loss) income per common share using the weighted average number of common shares outstanding during the period, and diluted net income per common share using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options and unvested restricted stock accounts for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net (loss) income per common share as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Numerator
Net (loss) income	$(4,015)	$1,994	$(3,443)	$6,734

Denominator
Basic weighted average common shares outstanding	6,565	6,800	6,734	6,791
Dilutive effect of stock options and restricted stock	—	595	—	329
Diluted weighted average common shares outstanding	6,565	7,395	6,734	7,120

Basic net (loss) income per common share	$(0.61)	$0.29	$(0.51)	$0.99

Diluted net (loss) income per common share	$(0.61)	$0.27	$(0.51)	$0.95

In periods where we have a net loss, stock options and restricted stock are excluded from our calculation of diluted net (loss) income per common share, as their inclusion would have an antidilutive effect. We excluded shares related to stock options totaling 130,000 for the three months and for the nine months ended March 31, 2020. We excluded shares related to restricted stock totaling 356,998 for the three months ended March 31, 2020. We excluded shares related to restricted stock totaling 388,988 for the nine months ended March 31, 2020. No shares related to stock options or restricted stock were excluded for the three and nine months ended March 31, 2019.

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

Revenue is recognized at the point in time that each of our performance obligation is fulfilled, and control of the ordered products is transferred to the customer. This transfer occurs when the product is shipped, or in some cases, when the product is delivered to the customer, depending on the point at which risk of loss transfers to the customer.

We provide early payment discounts to certain customers. Based on historical payment trends, we expect that these customers will take advantage of these early payment discounts. The cost of these discounts is reported as a reduction to the transaction price. If the actual discounts differ from those estimated, the difference is also reported as a change in the transaction price.

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of March 31, 2020, we have no liability recorded for estimated returns of products.

On August 7, 2017, we entered into three agreements (“Agreements”), with The Juice Plus+ Company LLC (“Juice Plus+”). The Agreements are an Exclusive Manufacturing Agreement, a Restricted Stock Award Agreement, and an Irrevocable Proxy. Pursuant to the Exclusive Manufacturing Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. Pursuant to the Restricted Stock Award Agreement, NAI granted 500,000 shares of NAI common stock to Juice Plus+ (the “JP Shares”), and Juice Plus+ agreed the JP Shares are subject to certain restrictions and risk of forfeiture. Pursuant to the Irrevocable Proxy, Juice Plus+ also granted the NAI Board of Directors the right to vote the JP Shares that remain subject to risk of forfeiture. Each Agreement is for a term of 5 years, and each may be terminated by either party only upon the occurrence of specified events.

On March 31, 2019, we amended our original Agreements with Juice Plus+ and extended the term of the Exclusive Manufacturing Agreement through August 6, 2025. In addition, pursuant to that Amended and Restated Exclusive Manufacturing Agreement, Juice Plus+ returned 400,000 shares of restricted common stock in exchange for an annual cash sales discount. The expense associated with the return of those shares and the related cash discount granted to Juice Plus+ were each recorded as a reduction to sales. As a result of the amendments contained in the Amended and Restated Exclusive Manufacturing Agreement, we made a one-time adjustment to reverse the expense associated with unvested shares that were returned as a result of such amendments. Amounts associated with the new cash discount began to be recorded in our fourth quarter of fiscal 2019 and will be amortized ratably over extended remaining life of the Amended and Restated Exclusive Manufacturing Agreement based on the full value of the cash discount expected to be given over the same period. We recorded $395,000 of “Cash Sales Discount” during the three months ended March 31, 2020 and $1.2 million for the nine months ended March 31, 2020. We recognized $408,000 of “Non-cash Sales Income” during the three months ended March 31, 2019 and $82,000 of “Non-cash Sales Discount” during the nine months ended March 31, 2019.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as “beta-alanine”, which is marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $2.8 million during the three months ended March 31, 2020 and $10.3 million during the nine months ended March 31, 2020. We similarly recorded $3.7 million during the three months ended March 31, 2019 and $13.5 million during the nine months ended March 31, 2019.  These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $103,000 during the three months ended March 31, 2020 and $462,000 during the nine months ended March 31, 2020. We similarly recognized $156,000 of royalty expense during the three months ended March 31, 2019 and $597,000 during the nine months ended March 31, 2019.

Stock-Based Compensation

We had an omnibus equity incentive plan that was approved by our Board of Directors effective October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009 ("2009 Plan"). Under the 2009 Plan, we granted nonqualified and incentive stock options and restricted stock grants to employees, non-employee directors and consultants. The 2009 Plan expired on October 15, 2019. The Board of Directors approved a new omnibus equity incentive plan effective October 15, 2019 (“2019 Plan”), subject to stockholder approval. However, the 2019 Plan was not approved by our stockholders and therefore did not become effective. We currently do not have an equity incentive plan but may still be recording exercises and forfeitures under the 2009 Plan.

We did not grant any options during each of the three and nine month periods ended March 31, 2020 and March 31, 2019. All remaining outstanding stock options are fully vested. No options were exercised during the three or nine month period ended March 31, 2020. No options were exercised during the three month period ended March 31, 2019. During the nine months ended March 31, 2019, 5,000 options were exercised. There were no option forfeitures during the three or nine month periods ended March 31, 2020 or March 31, 2019.

During the three months ended March 31, 2020 we did not grant any shares of restricted stock shares. During the nine months ended March 31, 2020, we granted 5,000 shares of restricted stock shares to a new member of our management team. During the three months ended March 31, 2019, we granted a total of 175,000 restricted stock shares to members of our Board of Directors and certain key members of our management team. During the nine months ended March 31, 2019, we granted a total of 190,000 restricted stock shares to members of our Board of Directors and certain key members of our management team. During the three months ended March 31, 2020, there were no restricted stock forfeitures. During the nine months ended March 31, 2020, 15,000 restricted stock shares were forfeited. During the three months ended March 31, 2019, there were no restricted stock forfeitures. During the nine months ended March 31, 2019, 5,000 restricted stock shares were forfeited.

Our net loss included stock based compensation expense in connection with prior restricted stock grants of approximately $459,000 for the three months ended March 31, 2020, and $1.4 million for the nine months ended March 31, 2020. Our net income included stock based compensation expense in connection with prior restricted stock grants of approximately $400,000 for the three months ended March 31, 2019 and $1.2 million for the nine months ended March 31, 2019.

Fair Value of Financial Instruments

Except for cash and cash equivalents and assets related to our pension plan, as of March 31, 2020, and June 30, 2019, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair value of our forward exchange contracts as of March 31, 2020 was a net asset of $1.7 million. The fair value of our forward exchange contracts as of June 30, 2019 included a net asset of $2.3 million. The fair values were determined based on obtaining pricing from our bank and corroborating those values with a third party bank. We classify our outstanding line of credit balance as a Level 2 liability, as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of March 31, 2020, and June 30, 2019, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between Levels during fiscal 2019 or during the three or nine months ended March 31, 2020.

COVID-19 Pandemic

The Company continues to monitor and evaluate the risks to public health and the slowdown in overall business activity related to the COVID-19 pandemic, including potential impacts on our employees, customers, suppliers and financial results.  As the situation remains fluid, it is difficult to predict the duration and scope of the pandemic and its impact on the Company’s business. However, it may result in a material adverse impact to the Company’s financial position, operations and cash flows if conditions persist or worsen.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Raw materials	$19,042	$18,322
Work in progress	4,160	3,785
Finished goods	4,789	5,002
Reserve	(1,880)	(1,106)
	$26,111	$26,003

The inventory reserve as of March 31, 2020 included a reserve of $1.0 million related to one of our former customers, Kaged Muscle. We are working with this former customer to deliver the remaining products we completed, and to transition to a replacement manufacturer, including the transfer of inventory items we hold specific to this customer. However, due to the uncertainty regarding the future operations of this former customer, we recorded a reserve against inventory specific to this customer equal to the estimated net realizable value of those items. The inventory reserve as of June 30, 2019, included a reserve of $686,000, related to our first generation SR CarnoSyn® powder.

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			March 31, 2020	June 30, 2019
Land	NA			$1,200	$1,200
Building and building improvements	7	–	39	3,743	3,729
Machinery and equipment	3	–	12	32,369	30,216
Office equipment and furniture	3	–	5	5,314	5,190
Vehicles		3		255	314
Leasehold improvements	1	–	15	17,989	17,468
Total property and equipment				60,870	58,117
Less: accumulated depreciation and amortization				(39,472)	(37,032)
Property and equipment, net				$21,398	$21,085

D. Other Comprehensive (Loss) Income

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three and nine months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2020
		Unrealized			Unrealized
	Defined	Gains		Defined	Gains
	Benefit	(Losses) on		Benefit	(Losses) on
	Pension	Cash Flow		Pension	Cash Flow
	Plan	Hedges	Total	Plan	Hedges	Total
Beginning Balance	$(565)	$213	$(352)	$(491)	$783	$292

ASU 2018-02 Adjustment	-	-	-	(74)	(54)	(128)
OCI/OCL before reclassifications	-	990	990	-	1,922	1,922
Amounts reclassified from OCI	-	(554)	(554)	-	(2,166)	(2,166)
Tax effect of OCI activity	-	(101)	(101)	-	63	63
Net current period OCI/OCL	-	335	335	(74)	(235)	(309)

Ending Balance	$(565)	$548	$(17)	$(565)	$548	$(17)

	Three Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2019
		Unrealized			Unrealized
	Defined	Gains		Defined	Gains
	Benefit	(Losses) on		Benefit	(Losses) on
	Pension	Cash Flow		Pension	Cash Flow
	Plan	Hedges	Total	Plan	Hedges	Total
Beginning Balance	$(387)	$1,044	$657	$(387)	$(191)	$(578)

OCI/OCL before reclassifications	-	1,492	1,492	-	4,221	4,221
Amounts reclassified from OCI	-	(940)	(940)	-	(2,060)	(2,060)
Tax effect of OCI activity	-	(128)	(128)	-	(502)	(502)
Net current period OCI/OCL	-	424	424	-	1,659	1,659

Ending Balance	$(387)	$1,468	$1,081	$(387)	$1,468	$1,081

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

E. Leases

On July 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of July 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to July 1, 2019 was not restated and continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease assets or liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease expenses are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no material difference in our results of operations presented in our Condensed Consolidated Statement of Income and Comprehensive Income for each period presented.

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

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time; and (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by us from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.25% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.25% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences between payment under a fixed rate versus payment under the variable rate for each month from the month of prepayment through the month in which the then applicable fixed rate term matures. On March 31, 2020, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

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

In light of the current global economic uncertainty related to COVID-19 and as a measure to provide our business with liquidity, and out of an abundance of caution, we withdrew $10 million from our credit facility with Wells Fargo during the three months ended March 31, 2020. While we have not yet experienced any significant negative effects related to COVID-19 and notwithstanding our belief that our cash position and working capital excluding this $10.0 million borrowing is sufficient to support our ongoing operations, we deemed it prudent to borrow against our line of credit to ensure that such funds would be available to us if and when we need them. As of March 31, 2020, we did not have any remaining availability under our credit facilities.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Customer 1	$9,271	$18,731	$36,047	$58,396
Customer 2	7,599	7,294	17,108	17,220
	$16,870	$26,025	$53,155	$75,616

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Supplier 1	$1,930	(a)	(a)	(a)
Supplier 2	(a)	(a)	(a)	6,312
	$1,930	—	$—	6,312

(a)          Purchases were less than 10% of the respective period’s total raw material purchases.

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with two of our largest customers, whose receivable balances collectively represented 65.5% of gross accounts receivable at March 31, 2020 and 59.4% at June 30, 2019. Additionally, amounts due related to our beta-alanine raw material sales were 8.6% of gross accounts receivable at March 31, 2020, and 8.0% of gross accounts receivable at June 30, 2019.

As of March 31, 2020, we terminated our ongoing relationship with one customer, Kaged Muscle. We are working with this former customer to deliver the remaining products we completed, and to assist them with their obligations to us, transition to a replacement manufacturer, and the transfer of inventory items we hold specific to this customer. Due to uncertainty regarding the future operations of this former customer as of March 31, 2020, we reserved $3.3M, or 100% of their outstanding accounts receivable balance. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net Sales
Private-label contract manufacturing	$22,650	$31,758	$73,490	$94,505
Patent and trademark licensing	2,832	3,697	10,290	13,525
Total Net Sales	$25,482	$35,455	$83,780	$108,030

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
(Loss) Income from Operations

Private-label contract manufacturing	$(3,123)	$3,534	$187	$9,534
Patent and trademark licensing	813	470	1,870	3,745
(Loss) income from operations of reportable segments	(2,310)	4,004	2,057	13,279
Corporate expenses not allocated to segments	(1,913)	(2,169)	(5,637)	(6,513)
Total (Loss) Income from Operations	$(4,223)	$1,835	$(3,580)	$6,766

	March 31, 2020	June 30, 2019
Total Assets
Private-label contract manufacturing	$97,113	$74,431
Patent and trademark licensing	21,242	19,059
	$118,355	$93,490

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

United States	$12,908	$16,222	$48,682	$52,417
Markets outside of the United States	12,574	19,233	35,098	55,613
Total	$25,482	$35,455	$83,780	$108,030

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 88% of net sales in markets outside the U.S. for the three months ended March 31, 2020 and 90% for the nine months ended March 31, 2020. Products manufactured by NAIE accounted for 74% of net sales in markets outside the U.S. for the three months ended March 31, 2019 and 78% for the nine months ended March 31, 2019. No products manufactured by NAIE were sold in U.S. markets during the three or nine month periods ended March 31, 2020 and 2019.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	March 31, 2020	June 30, 2019
United States	$22,095	$10,977
Europe	18,184	10,108
Total Long-Lived Assets	$40,279	$21,085

As a result of the implementation of ASC 842, operating lease right-of-use assets are now recorded as part of long-lived assets for segment reporting.

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	March 31, 2020	June 30, 2019
United States	$68,305	$54,785
Europe	50,050	38,705
Total Assets	$118,355	$93,490

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Nine Months Ended
	March 31, 2020	March 31, 2019
United States	$1,110	$1,295
Europe	2,322	2,854
Total Capital Expenditures	$3,432	$4,149

I. Income Taxes

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the Tax Cuts and Jobs Act (“TCJ Act”), and estimated income tax payments. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the CARES Act, and similar legislation in other countries, with respect to what impact they may have on our business and financial results.

The effective tax rate for the three months ended March 31, 2020 was a benefit of 6.0% and the effective tax rate for the nine months ended March 31, 2020 was a benefit of 3.7%. The rates differ from the U.S. federal statutory rate of 21% due to our net loss and permanent book to tax differences for the three and nine months ended March 31, 2020. We have recorded our tax benefit commensurate with the tax benefit we expect on an annual basis. The effective tax rate for the three months ended March 31, 2019 was 18.9% and the effective tax for the nine months ended March 31, 2019 was 20.1%.

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense. As of March 31, 2020, and June 30, 2019, we had not recorded any liabilities for any uncertain tax positions. In the three months ended March 31, 2020, we recognized a discrete tax expense of $74,000 related to employee restricted stock vesting. In the nine months ended March 31, 2020, we recognized a discrete tax expense of $64,000 related to employee restricted stock vesting. There were no other significant discrete items for the three and nine months ended March 31, 2020. There were no significant discrete items for the three or nine months ended March 31, 2019.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three or nine months ended March 31, 2020, there was no change to our valuation allowance for our deferred tax assets.

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

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2017 and forward are subject to examination by the U.S. tax authorities. Our tax years for the fiscal years ended June 30, 2007 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2018 and forward are subject to examination by the Swiss tax authorities.

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to those reserves. There were no adjustments to reserves in the three or nine month periods ended March 31, 2020.

J. Treasury Stock

On January 8, 2020, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $9.0 million. On March 13, 2020, the Board of Directors authorized an additional $1.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $10.0 million. Under the repurchase plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions.

During the three months ended March 31, 2020 we repurchased 210,832 shares at a weighted average cost of $8.46 and a total cost of $1.8 million under this repurchase plan. During the nine months ended March 31, 2020 we repurchased 362,170 shares at weighted average cost of $8.40 and a total cost of $3.0 million under this repurchase plan. During the three months ended March 31, 2019, we repurchased 5,748 shares at a weighted average cost of $10.17 and a total cost of $58,000 under this repurchase plan. During the nine months ended March 31, 2019, we repurchased 42,697 shares at a weighted average cost of $9.74 and a total cost of $416,000 under this repurchase plan.

During the three months ended March 31, 2020 we acquired 53,176 shares from employees in connection with restricted stock shares that vested during that period at a weighted average cost of $6.91 per share and a total cost of $367,000. During the nine months ended March 31, 2020, we acquired 61,506 shares from employees in connection with restricted stock shares that vested during that year at a weighted average cost of $7.14 per share and a total cost of $439,000. During the three months ended March 31, 2019, we acquired 39,118 shares from employees in connection with restricted stock shares that vested during the period at a weighted average cost of $11.58 per share and a total cost of $453,000. During the nine months ended March 31, 2019, we acquired 46,656 shares in connection with restricted stock shares that vested during that period at a weighted average cost of $11.27 per share and a total cost of $525,000. These shares were returned to us by the subject employees and in exchange we paid each employee’s required tax withholding liability incurred due to the vesting of their restricted stock shares during that period. The valuation of the shares acquired and the number of shares returned to us was calculated based on the closing share price on the date the shares vested.

K. Derivatives and Hedging

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to forecasted product sales denominated in foreign currencies and to other transactions of NAIE, our Swiss subsidiary. As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we may use foreign exchange contracts in the form of forward contracts. To the extent we enter into such contracts, there can be no guarantee any such contracts will be effective hedges against our foreign currency exchange risk.

As of March 31, 2020, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2021. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest income or expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item as well as ensuring the assumptions we made at hedge inception have not materially changed. No hedging relationships were terminated as a result of ineffective hedging for the three or nine months ended March 31, 2020 and March 31, 2019.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three and nine months ended March 31, 2020 and March 31, 2019, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of March 31, 2020, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $30.4 million (EUR 26.0 million). As of March 31, 2020, a net gain of approximately $713,000 related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $633,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of March 31, 2020, the fair value of our cash flow hedges was an asset of $1.7 million, of which $1.6 million was classified as forward contracts, and $100,000 was classified in other non-current assets in our Consolidated Balance Sheets. During the three months ended March 31, 2020, we recognized $990,000 of net gains in OCI, and reclassified $554,000 of gains and forward point amortization from OCI to Net Sales. During the nine months ended March 31, 2020, we recognized $1.9 million of net gains in OCI, reclassified $2.1 million of gains and forward point amortization from OCI to Net Sales, and reclassified $54,000 of gains from OCI to Other Income. As of June 30, 2019, $2.0 million of the fair value of our cash flow hedges was classified in forward contracts, and $312,000 was classified in other non-current assets in our Consolidated Balance Sheets. During the three months ended March 31, 2019, we recognized $1.4 million of net gains in OCI, reclassified $450,000 of gains from OCI to Net Sales, and reclassified $490,000 of gains from OCI to Other Income. During the nine months ended March 31, 2019, we recognized $4.1 million of net gains in OCI, reclassified $619,000 of gains from OCI to Net Sales and reclassified $1.4 million of gains from OCI to Other Income.

On July 1, 2019, we adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU attempts to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. We applied ASU No. 2017-12 using a modified retrospective approach for cash flow and fair value hedges existing at the date of adoption and prospectively for the presentation and disclosure guidance. As a result of the adoption of this ASU, amortization of forward points is now included as a component of net sales while it was previously included as a component of other income. We included $209,000 of forward point amortization in Net Sales for the three months ended March 31, 2020, and $707,000 of forward point amortization in Net Sales for the nine months ended March 31, 2020. We included $368,000 of forward point amortization in Other Income for the three months ended March 31, 2019, and $1.3 million of forward point amortization in Other Income for the nine months ended March 31, 2019.

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

M. Subsequent Events

In January 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus COVID-19 originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure.

As of the date of issuance of these unaudited Condensed Consolidated Financial Statements, our operations have not been significantly impacted. However, the full impact of the COVID-19 pandemic will continue to evolve subsequent to the three and nine months ended March 31, 2020 and as of the date these unaudited Condensed Consolidated Financial Statements are issued. As such, the full magnitude that the COVID-19 pandemic will have on our financial condition and future results of operations is uncertain. Management is actively monitoring the situation on our financial condition, operations, suppliers, industry, customers, and workforce. As the spread of COVID-19 continues, our ability to meet customer demands for products may be impacted or our customers may experience adverse business consequences due to COVID-19. Reduced demand for products or ability to meet customer demand (including as a result of disruptions at our suppliers and vendors) could have a material adverse effect on our business operations and financial performance.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2020. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2019 Annual Report and other reports and documents we have filed and will file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this Report nor does it contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and with this Report.

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

Impact of COVID-19 on Our Business

On March 11, 2020, the World Health Organization classified the novel coronavirus, or COVID-19, as a pandemic. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely affect our business. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. The Company’s facilities, located both in the United States and Europe continue to operate as an essential and critical manufacturer in accordance with federal, state, and local regulations, however, there can be no assurance our facilities will continue to operate without interruption. Factors that derive from the COVID-19 and the accompanying response and that have or may negatively impact sales and gross margin in the future include, but are not limited to the following:

●	Limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments;
●

Limitations on the ability of our employees to perform their work due to illness caused by the pandemic or due to other restrictions on our employees to keep them safe and the increased cost of measures taken to ensure employee health and safety;

●	Local, state, or federal orders requiring employees to remain at home;
●	Limitations on the ability of carriers to deliver our products to customers;
●	Limitations on the ability of our customers to conduct their business and purchase our products and services; and
●	Limitations on the ability of our customers to pay us on a timely basis.

As a measure to provide our business with liquidity, and out of an abundance of caution, we withdrew $10 million from our credit facility with Wells Fargo. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we are hopeful we will be able to remain operational and our working capital will be sufficient for us to remain operational as the longer term consequences of this pandemic become known.

Analysis of Financial Condition

During the first nine months of fiscal 2020, our net sales were 22% lower than in the first nine months of fiscal 2019. Private-label contract manufacturing sales decreased 22% due primarily to lower sales to our largest customer partially offset by increased sales to other new and existing customers. Sales to our largest private-label contract manufacturing customer declined over 38%. Revenue concentration risk for our largest private-label contract manufacturing customer as a percentage of our total net sales decreased from 54% to 43% for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. We expect our annualized fiscal 2020 revenue concentration for this customer to be lower than fiscal 2019.

Effective March 31, 2020, we terminated our ongoing relationship with one private-label contract manufacturing customer, Kaged Muscle. We are working with this former customer to deliver the remaining products we completed, and to assist them with their obligations to us, transition to a replacement manufacturer, and the transfer of inventory items we hold specific to this customer. Due to uncertainty regarding the future operations of this former customer as of March 31, 2020, we reserved 100% of their outstanding accounts receivable balance and a majority of the inventory we hold for their products, for a total reserve of $4.3 million.

During the first nine months of fiscal 2020, CarnoSyn® beta-alanine revenue decreased 24% to $10.3 million, compared to revenue of $13.5 million for the first nine months of fiscal 2019. The decrease in beta-alanine revenue was primarily due to decreased material shipments resulting from market and seasonal factors and lower average sales prices. We believe this decline was impacted by certain of our customers discontinuing the use of our CarnoSyn® beta-alanine in favor of generic beta-alanine and lower overall consumer demand for our customers’ CarnoSyn® products.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our recent efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales in the future.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred litigation and patent compliance expenses of approximately $1.7 million during the first nine months of fiscal 2020 as compared to $1.6 million during the comparable period in fiscal 2019. Our ability to maintain or further increase our beta-alanine licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and further commercialize our existing patents, and will also depend on the continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights.

There can be no assurance that our customer’s sales and marketing activities as well as our own sales and marketing and litigation efforts will reverse or decelerate potential future sales declines. We are also closely monitoring the impact of the COVID-19 pandemic but we cannot reasonably estimate the length of time or severity of the pandemic and cannot currently estimate the impact this pandemic may have on our consolidated financial results for the remainder of fiscal 2020 and beyond.

During the remainder of fiscal 2020, we plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and to assist us in developing relationships with additional quality oriented customers;

•

Expanding the commercialization of our beta-alanine patent estate through raw material sales, developing a new sales distribution channel under the Wellness and Healthy Aging category for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, exploiting new contract manufacturing opportunities, license and royalty agreements, and protecting our proprietary rights; and

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

Results of Operations

The results of our operations for the three and nine months ended March 31 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2020	2019	% Change	2020	2019	% Change
Private label contract manufacturing	$22,650	$31,758	(29)%	$73,490	$94,505	(22)%
Patent and trademark licensing	2,832	3,697	(23)%	10,290	13,525	(24)%
Total net sales	25,482	35,455	(28)%	83,780	108,030	(22)%
Cost of goods sold	22,588	29,128	(22)%	71,441	88,104	(19)%
Gross profit	2,894	6,327	(54)%	12,339	19,926	(38)%
Gross profit %	11.4%	17.8%		14.7%	18.4%

Selling, general and administrative expenses	7,117	4,492	58%	15,919	13,160	21%
% of net sales	27.9%	12.7%		19.0%	12.2%

(Loss) income from operations	(4,223)	1,835	(330)%	(3,580)	6,766	(153)%
% of net sales	(16.6)%	5.2%		(4.3)%	6.3%

Total other (loss) income	(48)	622	(108)%	5	1,662	(100)%
(Loss) income before income taxes	(4,271)	2,457	(274)%	(3,575)	8,428	(142)%
% of net sales	(16.8)%	6.9%		(4.3)%	7.8%

Provision for income taxes	(256)	463	(155)%	(132)	1,694	(108)%
Net (loss) income	$(4,015)	$1,994	(301)%	$(3,443)	$6,734	(151)%
% of net sales	(15.8%)	5.6%		(4.1)%	6.2%

Private-label contract manufacturing net sales decreased 29% during the three months ended March 31, 2020 and 22% during the nine months ended March 31, 2020, when compared to the same periods in the prior year. The decrease was due primarily to lower sales to our largest customer.

Net sales from our patent and trademark licensing segment decreased 23% during the three months ended March 31, 2020 and decreased 24% during the nine months ended March 31, 2020, when compared to the same periods in the prior year. The decrease in beta-alanine sales during the three and nine months ended March 31, 2020 was primarily due to decreased material shipments resulting from market and seasonal factors and lower average sales prices. We believe this decline was due in part by certain of our customers discontinuing the use of our CarnoSyn® beta-alanine in favor of generic beta-alanine and lower overall consumer demand for our customer’s CarnoSyn® products.

The change in gross profit margin for the three and nine months ended March 31, 2020, was as follows:

	Three Months	Nine Months
	Ended	Ended

Contract manufacturing(1)	(8.0%)	(3.5%)
Patent and trademark licensing(2)	1.6	(0.2)
Total change in gross profit margin	(6.4%)	(3.7%)

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 8.0 percentage points during the three months ended March 31, 2020 and decreased 3.5 percentage points during the nine months ended March 31, 2020 when compared to the comparable prior year period. The decrease in gross profit as a percentage of consolidated net sales is primarily due to a $4.3 million accounts receivable and inventory reserve related to a former customer and a marginal increase in per unit manufacturing costs, partially offset by favorable product sales mix and inclusion of the amortization of forward points from cash flow hedge instruments in the three and nine month results of fiscal 2020 and none in the same periods of fiscal 2019. As a result of the adoption of ASU No. 2017-12, amortization of forward points are now included as a component of net revenues while they were previously included as a component of other income.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 1.6 percentage points during the three months ended March 31, 2020 when compared to the comparable prior year period. The increase was primarily due to an increase in patent and trademark licensing net sales as a percentage of consolidated net sales partially offset by lower average net sales prices.  Patent and trademark licensing gross profit as a percentage of consolidated net sales decreased 0.2 percentage points during the nine months ended March 31, 2020 when compared to the comparable prior year period. The decrease was primarily due to decreased patent and trademark licensing net sales as a percentage of total consolidated net sales and lower average sales prices.

Selling, general and administrative expenses increased by 58% for the three months ended March 31, 2020 when compared to the comparable prior year period. The increase was primarily due to $3.3 million of bad debt expense recorded related to the receivable from a former customer, partially offset by a decrease in advertising, consulting, and litigation. Selling, general and administrative expenses increased by 21% for the nine months ended March 31, 2020 when compared to the comparable prior year periods. The increase was primarily due to $3.3 million of bad debt expense recorded related to the receivable from a former customer. This bad debt expense was partially offset by a decrease in compensation and consulting.

Other income, net, decreased $670,000 during the three months ended March 31, 2020, and decreased $1.7 million during the nine months ended March 31, 2020, when compared to the comparable prior year periods. The decrease was primarily due to the exclusion of the amortization of forward points from cash flow hedge instruments during the three and nine months ended March 31, 2020 as compared to including $368,000 and $1.3 million, respectively, in the comparable periods of fiscal 2019. This change in classification of forward points is the result of the adoption of ASU No. 2017-12 that now requires the amortization of forward points be included as a component of net revenues while they were previously included as a component of other income. The remaining portion of the decrease primarily related to foreign currency exchange losses associated with fluctuations in various foreign exchange rates used to revalue our balance sheet.

Our income tax expense decreased $719,000, or 155%, during the three months ended March 31, 2020, and decreased $1.8 million, or 108%, during the nine months ended March 31, 2020, primarily related to the decrease in income before taxes when compared to the comparable prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $5.2 million for the nine months ended March 31, 2020 compared to net cash provided by operating activities of $7.6 million in the comparable period in the prior fiscal year.

At March 31, 2020, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, provided $303,000 in cash compared to using $2.2 million of cash during the comparable nine month period in the prior fiscal year. The decrease in cash provided by accounts receivable during the nine months ended March 31, 2020 primarily resulted from timing of sales and related collections. Days sales outstanding was 47 days during the nine months ended March 31, 2020 as compared to 40 days for the prior year period.

Changes in inventory used $108,000 in cash during the nine months ended March 31, 2020 compared to using $3.5 million in the comparable prior year period. The change in cash related to inventory during the nine months ended March 31, 2020 was primarily related to the timing of sales and new order activity and includes a $1.0 million reserve associated with a former customer recorded during the nine months ended March 31, 2020. Changes in accounts payable and accrued liabilities provided $1.7 million in cash during the nine months ended March 31, 2020 compared to providing $4.1 million during the nine months ended March 31, 2019. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities during the nine months ended March 31, 2020 was $3.4 million compared to $2.6 million in the comparable prior year period. The primary reason for the change was due the collection of a note receivable during the nine months ended March 31, 2019, as well as a decrease in capital equipment purchases during the nine months ended March 31, 2020 as compared to the comparable prior year period.

Cash provided in financing activities for the nine months ended March 31, 2020 was $6.5 million compared to $903,000 used in the comparable prior year period. This change is primarily due to $10.0 million in proceeds from our line of credit, withdrawn as a measure to provide our business with liquidity out of an abundance of caution due to the COVID-19 pandemic, offset by increased repurchases of our stock. At March 31, 2020 we had $10.0 million due in connection with our loan facility. As of June 30, 2019, we had no outstanding balances due in connection with our loan facility.

During the nine months ending March 31, 2020, we were in compliance with all of the financial and other covenants required under the Credit Agreement. Refer to Note F, "Debt," in this Quarterly Report, for terms of our Credit Agreement and additional information.

As of March 31, 2020, we had $33.3 million in cash and cash equivalents. We believe our available cash, cash equivalents, and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of March 31, 2020.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 14, 2020, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business.

There is no assurance we will prevail in these litigation matters or in similar proceedings it may become involved or that litigation expenses will not be greater than anticipated.

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

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business. While our facilities have been able to continue to operate, the global coronavirus (COVID-19) pandemic has caused disruptions in supply chains, affecting production and sales across a range of industries. While the disruptions are currently expected to be temporary, there is considerable uncertainty around the duration and the impact of these disruptions.

The extent of the impact of COVID-19 on our operational and financial performance will depend on the on-going and future impact on our customers and vendors as well as the potential impact of future expanded local, state, or federal restrictions – all of which are uncertain and cannot be predicted. We are currently unable to reasonably estimate the related financial impact at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities for the three or nine month periods ended March 31, 2020 and March 31, 2019.

Purchases of Equity Securities

During the three months ended March 31, 2020 we repurchased 210,832 shares of common stock at a total cost of $1.8 million (including commissions and transactions fees) as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of March 31, 2020) (in thousands)
January 1, 2020 to January 31, 2020	180,238	8.80	180,238	—
February 1, 2020 to February 29, 2020	—	—	—	—
March 1, 2020 to March 31, 2020	30,594	6.47	30,594	—
Total	210,832		210,832	$1,963

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

Date: May 14, 2020

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)