Form 10-K
period 2020-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2020-09-21
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

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

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2019) was approximately $56,302,123 (based on the closing sale price of $7.98 reported by Nasdaq on December 31, 2019).  For this purpose, the shares subject to an irrevocable proxy in favor of the NAI Board of Directors, and all of the shares held by NAI’s officers, and directors, and their affiliates were assumed to be common stock held by affiliates of NAI.

As of September 18, 2020, 6,521,921 shares of NAI’s common stock were outstanding, net of 2,334,756 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement, to be filed on or before October 28, 2020, for its Annual Meeting of Stockholders to be held December 4, 2020.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” “forecasts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism or pessimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•

the impact of the COVID-19 Pandemic (“COVID-19”), and other external factors, both within and outside of our control, on our business and results in operations, our employees, our supply chain and on our vendors and our customers;

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial results;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	our ability to develop market acceptance for and increase sales of new products, develop relationships with new customers and maintain or improve existing customer relationships;
•	inventory levels, including the adequacy of quality raw material and other inventory items to meet future customer demand, in particular assumptions regarding the impact of the COVID-19 pandemic;
•	our ability to protect our intellectual property;
•	future economic and political conditions, including implementation of new or increased tariffs;
•	our ability to improve operating efficiencies, manage costs and business risks and improve or maintain profitability;
•

currency exchange rates, their effect on our results of operations, (including amounts that may be reclassified as earnings), the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

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

History

Originally founded in 1980, Natural Alternatives International, Inc. (NAI) reorganized as a Delaware corporation in 1989. Our principal executive offices are located at 1535 Faraday Ave, Carlsbad, CA 92008. Our U.S. manufacturing facility is located approximately three miles away in Vista, California.

In January 1999, we formed Natural Alternatives International Europe S.A. (NAIE), a Swiss corporation, and our wholly-owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened its manufacturing facility in Manno, Switzerland, which has grown over the ensuing years and currently possesses manufacturing capabilities in encapsulation, powders, tablets, finished goods packaging, quality control, laboratory testing, warehousing, and distribution and administration.

In 1997, we obtained certain patent rights related to instant-release beta-alanine and have since expanded this patent estate to include sustained-release beta-alanine. We sell these products under our trademarks CarnoSyn® and SR CarnoSyn®. As part of our business strategy, we have sought to commercialize our CarnoSyn® patent estate through contract manufacturing and royalty and license agreements. We directly sell beta-alanine and license our related patent and trademark rights to others for use in or with their products.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, other than “NAI” and as applicable, to NAIE.

Overview of our Facilities and Operations

Our U.S.-based operations are located in Vista and Carlsbad, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory, and other research and development services. Our U.S. manufacturing facilities were recertified on November 8, 2016 by the Therapeutic Goods Administration (TGA) of Australia after its audit of our GMP’s. TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen to thirty six months. During August 2016, TGA completed an inspection of our facilities and quality systems for compliance with good manufacturing practices, and a renewed GMP clearance was issued to NAI that would have expired on August 3, 2020. However, due to the COVID-19 pandemic, TGA overseas GMP inspections have been suspended and as a result, at this time, NAI has been issued a 6-month extension of its current GMP clearance certificate.

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

Our U.S. operations have also been certified by Health Canada as compliant with the GMP requirements outlined in Part 3 of the Canadian Natural Health Products Regulations.  Health Canada is the department of the Canadian government with responsibility for national public health.  Health Canada has initiated work to modernize its regulatory system for food and health products.  Health Canada plays an active role in ensuring access to safe and effective drugs and health products while giving high priority to public safety and strives to provide information needed to make good choices and informed decisions regarding one’s health.  NAI was issued its initial certification by Health Canada in December 2011 and received its most recent renewal in November 2019, which is valid until December 2022.  This approval demonstrates another level of regulatory compliance by NAI, and may also ease the approval process for our customers who import products into Canada.

During March 2015, our Vista California facility became certified as an Organic Processor and Handler by Natural Food Certifiers (NFC).  This certification demonstrates our facility meets the USDA National Organic Program standards and allows our contract manufacturing and packaging services to include products labeled as Organic.  The certification requires annual renewal and was last renewed in November 2019. We are registered with the State of California, Department of Public Health Food and Drug Branch as an organic processor. Additionally, we are certified by various Rabbinical and Halal authorities to produce Kosher and Halal certified products. These certifications guarantee the manufacturing facility and processes for, and the ingredients of, certified products have been reviewed and found to be in compliance with the strict dietary laws of the respective Jewish and Muslim communities.

NAIE operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license from the Swissmedic Authority of Bern, Switzerland to process pharmaceuticals for packaging, import, export and sale within Switzerland and other countries. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying that NAIE’s expanded facilities conform to their GMPs. In January 2013, following the additional upgrade of NAIE’s manufacturing facilities to include the manufacture of pharmaceuticals, NAIE obtained an additional pharmaceutical approval from the Swissmedic Authority certifying that NAIE’s upgraded facilities conform to GMP. We believe these licenses and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and improve our ability to develop relationships with new customers. NAIE's last Swissmedic inspection was conducted in August 2020 and we expect the renewed certification to be issued in the second quarter of fiscal 2021.

In March 2019, the Japanese Minister of Health, Labor, and Welfare approved beta-alanine for use in Japanese food products. We have partnered with Shimizu Chemical Corporation of Hiroshima Japan to provide exclusive distribution of our CarnoSyn® and SR CarnoSyn® beta-alanine in Japan.

Business Strategy

Our goals are to achieve long-term growth and profitability and to diversify our sales base. To accomplish these goals, we have sought, and intend to continue to seek, to do the following:

•

leverage our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers and to assist in developing relationships with additional quality oriented customers;

•

expand the commercialization of our beta-alanine patent estate through raw material sales, developing a new sales distribution channel under the Wellness and Healthy Aging category for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, and exploiting new contract manufacturing opportunities, license agreements while protecting our proprietary rights;

•	improve operational efficiencies and manage costs and business risks to improve profitability.

Overall, we believe there is an opportunity to enhance consumer confidence in the quality of our customer’s nutritional supplements and their adherence to label claims through education provided by direct sales and direct-to-consumer marketing programs. We believe our GMP and TGA certified manufacturing operations, science based product formulations, peer-reviewed clinical studies and regulatory expertise collectively provide us with a sustainable competitive advantage and provide our customers with a high degree of confidence in the products we manufacture.

While today’s consumer may have access to a variety of information, we believe many consumers remain uneducated about nutrition and nutritional supplementation, uncertain about the relevance or reliability of the information available to them, or confused about conflicting claims or information. We believe this state of the market creates a significant opportunity for the direct sales marketing channel. The direct sales marketing channel has proved, and we believe will continue to prove, to be a highly effective method for marketing high-quality nutritional supplements because it allows associates or other individuals to educate consumers on the benefits of science-based nutritional supplements. Our largest customers operate in the direct sales marketing channel. Thus, the majority of our business has relied primarily on the effectiveness of our customers in this marketing channel.

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

Products, Principal Markets and Methods of Distribution

Our primary business activity is to provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Our private-label contract manufacturing customers include companies that market nutritional supplements through direct sales marketing channels, direct to consumer ecommerce channels, and retail stores. We manufacture products in a variety of forms, including capsules, tablets, chewable wafers, and powders to accommodate a variety of our customer’s preferences.

We provide strategic partnering services to our private-label contract manufacturing customers that include but are not limited to the following:

•	customized product formulation;
•	clinical studies;
•	manufacturing;
•	marketing support;
•	international regulatory and label law compliance;
•	international product registration; and
•	packaging in multiple formats and labeling design.

We also seek to commercialize our patent and trademarks through the direct distribution and sale of CarnoSyn® and SR CarnoSyn®, new contract manufacturing opportunities, and various license and similar arrangements.

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2020		2019
	$	%	$	%
Private-label Contract Manufacturing	$106,291	89	$121,598	88
Patent and Trademark Licensing	12,585	11	16,692	12
Total Net Sales	$118,876	100	$138,290	100

Research and Development

We are committed to quality research and development. We focus on the development of new science-based products and the improvement of existing products. We periodically test and validate our products to help ensure their stability, potency, efficacy and safety. We maintain quality control procedures to verify that our products comply with applicable specifications and standards established by the FDA and other regulatory agencies. We also both direct and participate in clinical research studies, often in collaboration with scientists and research institutions, to validate the benefits of an ingredient or a product and provide scientific support for product claims and marketing initiatives. We believe our commitment to research and development, as well as to our facilities and strategic alliances with our suppliers and customers, allow us to effectively identify, develop and market high-quality and innovative products.

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

Our research and development expenses for the fiscal year ended June 30, 2020 remained consistent at $1.8 million, compared to the same amount for the fiscal year ended June 30, 2019.

Sources and Availability of Raw Materials

We use many raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. In addition, the commercialization of our beta-alanine patents and trademarks depends on the availability of the raw material beta-alanine. We conduct identity testing for all raw materials we purchase and, on a predetermined testing protocol basis, we evaluate raw materials to ensure their quality, purity and potency before we use them in our products. We typically buy raw materials in bulk from qualified vendors located both within and outside the U.S.

Our contract manufacturing business did not experience any significant shortages or difficulties obtaining adequate supplies of raw materials during fiscal 2020. However, due to COVID-19 there continues to be significant pricing pressures and supply chain challenges associated with various raw materials and packaging components. Additionally, there still remains uncertainty related to existing and potentially increased tariffs. Throughout fiscal 2021, we expect upward pricing pressures for raw materials, packaging components, and other costs will continue as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, and the potential levy of tariffs on goods we import from overseas, including beta-alanine.

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

Competition

We compete with other manufacturers, distributors and marketers of vitamins, minerals, plant extracts, and other nutritional supplements both within and outside the U.S. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements comes from many sources. These products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), health and natural food stores, and direct sales channels (network marketing and internet sales).

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

The nutritional supplement industry is highly competitive and we expect the level of competition to remain high over the near term. We do not have sufficient information to accurately estimate the total number or size of our competitors. The nutritional supplement industry has undergone consolidation in the recent past and we expect that trend may continue in the near term.

Government Regulation

Our business is subject to varying degrees of regulation by a number of government authorities in the U.S., including the FDA, the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Various state and local agencies in areas where we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business regulated by both these and other authorities include, among others:

•	product claims and advertising;

•	product labels;

•	product ingredients;

•	how we manufacture, package, distribute, import, export, sell and store our products; and

•	our classification as an essential business and our right to continue operations during government shutdowns.

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

The Dietary Supplement Health and Education Act of 1994 (DSHEA) revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements and re-defined dietary supplements to include vitamins, minerals, herbs, amino acids and other dietary substances. DSHEA generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about such products. The FDA is generally prohibited from regulating active ingredients in dietary supplements as drugs unless product claims about such supplements trigger regulatory status, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady.

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (the "2006 Act") was passed, and further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the 2006 Act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and to notify the FDA of any serious adverse event report. Events reported to the FDA are not considered an admission from a company that its product caused or contributed to the reported event. We believe we are in compliance with the 2006 Act and we are committed to meeting or exceeding the requirements of the 2006 Act.

We are also subject to a variety of other regulations in the U.S., including those relating to health, safety, bioterrorism, taxes, labor, employment, import and export, the environment and intellectual property. All of these regulations require significant financial and operational resources to ensure compliance, and we cannot assure you we will always be in compliance despite our best efforts to do so or that being in compliance will not become prohibitively costly to our business.

Our operations outside the U.S. are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the U.S. and may vary from country to country. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. In other markets outside the U.S., we may be required to obtain approvals, licenses or certifications from a country’s Ministry of Health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on reformulation of our products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our ability to enter, or continue to operate in, certain markets outside the U.S. As with the costs of regulatory compliance in the U.S., foreign regulations require significant financial and operational resources to ensure compliance, and we cannot assure you we will always be in compliance despite our best efforts to do so or that being in compliance will not become prohibitively costly to our business. Our failure to maintain regulatory compliance within and outside the U.S. could impact our ability to sell our products and thus, adversely impact our financial position and results of operations.

Intellectual Property

Trademarks. We have developed and use trademarks in our business, particularly relating to corporate, brand and product names. We own 48 trademark registrations; including ten registrations in the U.S. Six of these U.S. registrations are incontestable. Federal registration of a trademark in the United States affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent subsequent users from using the same or similar mark. However, to the extent any other business operator has acquired trademark rights in a mark by its consistent use of such mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration can be subject to that user’s prior established non-statutory (“Common Law”) rights in that geographic area. In addition, rights in a registered mark are dependent upon the continued use of the mark in connection with the goods and/or services set forth in the registration.

We have 37 foreign trademark registrations covering 41 countries including registrations for CarnoSyn and SR CarnoSyn in Australia, Brazil, Canada, China, Cuba, the European Union Intellectual Property Office, Hong Kong, Israel, Japan, Mexico, New Zealand, Poland, and South Korea. Registrations have also been obtained for CarnoSyn® and the SR CarnoSyn® logos in Switzerland and for CarnoSyn SR® in Australia and the European Union. We currently have six U.S. trademark applications pending and three International applications pending. We also claim common law ownership and protection of certain unregistered trademarks and service marks based upon our continued use of the marks under common law. In some countries, such as the United States, Common Law offers protection of a mark within the particular geographic area in which it is continually and deliberately used.

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

Patents and Patent Licenses. We currently own nine U.S. patents and eighteen corresponding patents registered in countries throughout North America, Europe and Asia. We also have pending applications in several countries. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI and we make certain ongoing royalty payments to the prior owners of the patents. The royalty payments and licenses are expected to continue until the expiration of the patents. We also sell beta-alanine, and license our patent and trademark rights related to beta-alanine. These patents extend through 2027.

Licensing, royalties, raw material sales, and revenues we have received associated with the sale and licensing of beta-alanine under the CarnoSyn® and SR CarnoSyn® trade names were primarily related to the direct sale of the raw material beta-alanine and totaled $12.6 million in fiscal 2020. We incurred intellectual property litigation and patent compliance expenses of approximately $2.0 million during fiscal 2020 primarily in connection with our efforts to procure and protect our proprietary rights and patent estate. We expect to continue to incur these types of litigation and compliance expenses during fiscal 2021.

Employees

As of June 30, 2020, we employed 175 full-time employees in the U.S., three of whom held executive management positions. Of the remaining full-time employees, 40 were employed in research, laboratory and quality control, 15 in sales and marketing, and 117 in manufacturing and administration. From time to time we use temporary personnel to help us meet shorter-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2020, we had nine temporary personnel.

As of June 30, 2020, NAIE employed an additional 87 full-time employees and 54 temporary employees. Most of these positions were in the areas of manufacturing and manufacturing support.

In response to COVID-19, the state of California has taken measures intended to expand the availability of workers’ compensation or to change the presumptions applicable to workers compensation measures. These actions may increase our exposure to workers’ compensation claims and increase our cost of insurance. Additionally, the federal Families First Coronavirus Response Act (the “FFCRA”) expanded paid sick and family medical leave for employees affected by COVID-19. The FFCRA covers the cost of this paid leave with refundable tax credits. While we have yet to experience significant labor shortages due to COVID-19, there is no guarantee that we will be able to maintain or secure sufficient labor to continue manufacturing operations at needed levels.

Our employees are not represented by a collective bargaining agreement and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good, but we cannot assure this will continue in the future.

Seasonality

In addition to general economic factors, we are impacted by seasonal factors and trends, such as major cultural events and vacation patterns. We manufacture and sell products to customers that operate in many different countries throughout the world and these seasonal factors vary by region. Although we believe the impact of seasonality on our consolidated results of operations is minimal, our quarterly results may vary significantly in the future due to the timing of private-label contract manufacturing and CarnoSyn® and SR CarnoSyn® beta-alanine raw material orders. We cannot provide assurances future revenue trends will follow historical patterns. The market price of our common stock may be adversely affected by these seasonal factors.

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

When evaluating our business and future prospects, you should carefully review and consider the risks described below in conjunction with other information in this report and in other reports and documents we file with the SEC. The risks and uncertainties described below are not the only ones we face. Additional material risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also occur or become material. If any of the following risks or any additional risks and uncertainties actually occur or become material, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and our stockholders could lose all or a portion of the value of their investment in our common stock.

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business.

While our facilities have been able to continue to operate, the global COVID-19 pandemic has caused disruptions in supply chains, affecting production and sales across a range of industries. While the disruptions are currently expected to be temporary, there is considerable uncertainty around the duration and the impact of these disruptions.

The extent of the impact of COVID-19 on our operational and financial performance will depend on the on-going and future impact on our customers, vendors, and availability of labor as well as the potential impact of future expanded local, state, or federal restrictions – all of which are uncertain and are difficult to predict.

Out of an abundance of caution with regard to the COVID-19 pandemic and to increase our liquidity in response to the unknown risk from the pandemic, its potential to have a material negative impact on our business and as a preventative  measure to provide our business with the potentially needed additional liquidity resulting from such negative impact, we withdrew $10 million from our credit facility with Wells Fargo in the third quarter of fiscal 2020. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe we will be able to remain operational and our working capital will be sufficient for us to do so. However, there can be no assurance we will be able to obtain additional working capital in the amounts or in the timing that may become necessary, which could adversely affect our financial condition and results of operations.

Because we derive a significant portion of our revenues from a limited number of customers, our revenues would be adversely affected by the loss of a major customer or a significant change in their business, personnel or the timing or amount of their orders.

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2020, sales to our largest customer, The Juice Plus+ Company, were approximately 44% of our consolidated net sales. During fiscal 2020, sales to Juice Plus+ declined 23% primarily as a result of reduced customer demand, and we cannot predict if sales to Juice Plus+ will increase or decrease in the future. We also have one other private-label contract manufacturing customer that represented 21% of our consolidated net sales during that same time period. During fiscal 2020 we terminated our ongoing relationship with one private-label contract manufacturing customer who in some recent times had been greater than 10% of our consolidated net sales.  Due to uncertainty regarding the future operations of this former customer we recorded a $4.3 million accounts receivable and inventory reserve during fiscal 2020.  Sales to this discontinued customer were $7.0 million in fiscal 2020 and there is no assurance we will replace those sales.

Although no other customers represented more than 10% of our consolidated net sales, the loss of one of our largest customers, or other major customers, a significant decline in sales to any of our largest customers, a significant change in their business model or personnel, or in their ability to make payments when due, could materially and adversely affect our financial condition and results of operations. The timing of our customers’ orders is impacted by, among other factors, their marketing programs, their customer demand, seasonality, their raw material suppliers we are sometimes required to use, their supply chain management, their entry into new markets and their new product introductions, all of which are outside of our control. All of these attributes have had and are expected to have a significant impact on our business in the future.

Our future growth and stability depends, in part, on our ability to diversify our sales. Our efforts to establish new sales from both existing customers and new customers could require significant initial investments, which may or may not result in higher overall sales and improved financial results.

Our business strategy depends in large part on our ability to develop new product sales from both current and new customer relationships. These activities often require a significant up-front investment including, among others, customized formulations, compliance with a different regulatory schemes, product registrations, package design, product testing, pilot production runs, and the build-up of initial inventory. We may experience significant delays from the time we increase our operating expenses and make investments in inventory (and incur additional related carrying costs) until the time we generate net sales from new products or customers, and it is possible after incurring such expenditures we may not generate material revenue from new products or customers. If we incur significant expenses and investments in inventory that we are not able to recover, and we are not able to compensate for those expenses, our operating results would be adversely affected.

We currently derive significant revenues and income from sales of beta-alanine and from licensing our patents. Our ability to maintain or grow our sales of beta-alanine and license revenue from our other patents is contingent on our ability to continue to defend our patents, and commercialize the sale of beta-alanine under our instant release CarnoSyn® patents and trademark and our sustained release CarnoSyn® patents and trademark.

We own multiple patents and trademarks related to the use of beta-alanine in food and nutritional supplements. A majority of our revenue and income from this segment is currently derived from activity related to licensing our patents associated with instant release beta-alanine, sold under our trade name CarnoSyn®. Fifteen patents related to CarnoSyn® expired in August 2017 and we have six remaining patents for this version of CarnoSyn®, of which the latest expires in 2026. Our patent and trademark licensing revenue decreased from $16.7 million in fiscal 2019 to $12.6 million in fiscal 2020 in part due to certain of our customers discontinuing the use of our CarnoSyn® beta-alanine in favor of generic beta-alanine. There is no assurance we will be successful maintaining our historical CarnoSyn® instant release beta-alanine sales levels or growing future sales volumes with our remaining CarnoSyn® instant release patent estate. If we are not successful it could have a material adverse effect on our business, results of operations, and financial condition.

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

We may continue to incur significant costs in the course of creating and defending our intellectual property. We may be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others.

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents, and similar intellectual property. We may continue to incur significant patent and trademark litigation costs associated with creating and defending our intellectual property. During fiscal 2020, we incurred approximately $2.0 million in patent litigation and prosecution expense and expect these expenses to be between $1.0 million and $1.5 million during fiscal 2021. There is no assurance we will be able to create new intellectual property, protect our existing intellectual property adequately or that our intellectual property rights will be upheld. If, as we have been in the past, we are again subject to legal proceedings seeking to invalidate our patent rights, such proceedings or the success of the efforts thereby could have a material adverse impact upon our financial condition and results of operations. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if ultimately determined in our favor, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. If infringement claims are asserted against us, we may seek to obtain a license to use the claiming third party’s intellectual property rights. There can be no assurance such a license would be available at all or available on terms acceptable or favorable to us.

Possible new tariffs on imported goods from China and elsewhere could adversely affect our business operations.

The United States has implemented new and increased tariffs on a wide range of goods and materials imported from China and other governments, in addition to tariffs previously imposed. These goods may include products and applications, including ingredients we or our customers require for their products, including beta-alanine.  Our ability to maintain or increase CarnoSyn® sales and licensing revenue depends on the availability of the raw material beta-alanine. In response, China and other governments have, or announced plans, to impose additional tariffs on certain American products if additional U.S. tariffs are imposed. Continuing or increased tariffs could have a material adverse effect on our customer’s businesses, the availability of beta-alanine, and the cost of our other products. While it is difficult to predict whether or how existing and additional potential tariffs will be imposed, or how tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products we or our customers offer for sale, or ingredients we use in the products we manufacture could adversely impact our offerings and our customers, and such tariffs could have an adverse impact on the availability of raw materials we purchase including beta-alanine.

Such results could adversely impact our ability to license our patents and trademarks, our ability to sell beta-alanine, and our customers’ ability to compete in the market place, resulting in reduced demand for our products, and products we manufacture for our customers. Any of these events could have a material adverse effect on our business and results of operations.

Our operating results will vary. We experienced declines in net sales and incurred a loss in fiscal 2020 and there is no guarantee our sales will improve or we will earn a profit in future years. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our net sales decreased during fiscal 2020 as compared to fiscal 2019, and there can be no assurance our net sales will improve in the near term, or we will earn a profit in any given year. We experienced a net loss in fiscal 2020 and may incur losses in the future. Our operating results may fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We anticipate generating positive net income in fiscal 2021, although there is no assurance we will be able to do so. Fluctuations in our operating results may adversely affect the share price of our common stock.

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

Before commencing operations or marketing our products in markets outside the U.S., we are routinely required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of products or even may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. Furthermore, the regulations of these countries may conflict with those in the U.S. and with each other. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. The cost of complying with these various and potentially conflicting regulations can be substantial and could adversely affect our results of operations.

As a result of the COVID-19 pandemic, our operations have been subjected to additional laws and regulations imposed by federal, state, and local governments and have primarily related to the ability for our employees to come to work and the safety measures that need to be in place in order for our facilities to remain operational. While we already had robust quality standards and procedures, we have had to constantly monitor these new regulations and implement additional procedures where necessary, including temperature checks, additional cleaning procedures, allowing administrative personnel to work remotely, etc. New or expanded regulations or our inability to continue operating as an essential business could adversely affect our results of operations.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations, when and if adopted, would have on our business. They could include new or revised requirements or restrictions related to the safe operation of our facilities due to the pandemic, or for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional compliance costs or record keeping requirements, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our operations.

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

We buy our raw materials from a limited number of suppliers. During fiscal 2020, one of our suppliers, Yasunaga Trading Company, LTD (Yasunaga), represented more than 10% of our total raw material purchases. During fiscal 2019, another of our suppliers, Capsugel Manufacturing LLC, represented more than 10% of our raw material purchases. Additionally, during fiscal 2019, we began only sourcing our beta-alanine from Japan through Yasunaga Trading Company. The loss of any of our major suppliers or of any supplier who provides us materials that are hard to obtain elsewhere at the same quality could adversely affect our business operations. Although we believe we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in shortages of products we manufacture from such raw materials, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or with our customer’s consent to substitute different materials from alternative sources.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. We have experienced increases in various raw material costs, transportation costs and the cost of petroleum-based raw materials and packaging supplies used in our business. Increasing cost pricing pressures on raw materials and other products have continued throughout fiscal 2020 as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, and impact of COVID-19. We expect these upward pressures to continue through fiscal 2021. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects such cost increases could have on our results of operations or financial condition.

There can be no assurance suppliers will provide the quality raw materials needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials including but not limited to those resulting from conditions outside of our control, such as pandemics, weather, transportation interruptions, strikes, terrorism, natural disasters, and other catastrophic events.

In addition, our efforts to maintain or increase sales of CarnoSyn® and SR CarnoSyn® and related supply agreements are substantially dependent on the availability of the raw material beta-alanine and sales of beta-alanine or products incorporating beta-alanine. The availability of beta-alanine, and thus sales of such raw material and products using such material, could be negatively impacted by any shortages, interruptions and similar events described above, which could in turn adversely affect the amount of revenue and profit margin we earn from the sale of beta-alanine.  Additional tariffs imposed by any government on beta-alanine could have an adverse impact on the price we have to pay for beta-alanine and the availability of beta-alanine.

Our industry is highly competitive and we may be unable to continue to compete effectively. Increased competition could adversely affect our financial condition.

The market for our products, and those of our customers, is highly competitive. Some of our competitors are larger than we are and have greater financial resources and broader name recognition than we do. Our competitors may be able to devote greater resources to research and development, marketing and other activities that could provide them with a competitive advantage. Our market has relatively low entry barriers and is highly sensitive to the introduction of new products that may rapidly capture significant market share. Our competitors may not stress the level of quality we provide and could manufacture with a lower level of quality at lower costs. Our competitors are largely private and not subject to the same disclosure requirements as a publicly traded company. If consumers do not perceive higher quality as worth a higher price, our revenue could suffer. Increased competition could result in price reductions, reduced profit margins or loss of market share, any of which could have a material adverse effect on our financial condition and results of operations. There can be no assurance we will be able to compete effectively in this intensely competitive environment.

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

We maintain product liability insurance coverage, including primary product liability and excess liability coverage. While we expect to be able to continue our product liability insurance, there can be no assurance we will in fact be able to continue such insurance coverage, or that such insurance coverage will be adequate to cover any liability we may incur, or that our insurance policies will continue to be available at a cost similar to our cost today, or even an economically reasonable cost.

Additionally, it is possible one or more of our insurers could exclude from our coverage certain ingredients used in our products. In such event, we may have to stop using those ingredients or rely on indemnification or similar arrangements with our customers who wish to continue to include those ingredients in their products. A substantial increase in our product liability risk or the loss of customers or product lines, or the failure of a customer to honor indemnification agreements each could have a material adverse effect on our results of operations and financial condition.

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

Any changes related to these and other factors could adversely affect our business, profitability and growth prospects. If we or our customers expand into additional markets outside the U.S. or improve sales in markets outside the U.S., these and other risks associated with operations outside the U.S. will likely increase.

Our business is subject to the effects of adverse publicity, which could negatively affect our sales and revenues.

Our business can be affected by adverse publicity or negative public perception about us, our competitors, our customers, our products, or our industry or competitors generally. Adverse publicity may include publicity about the nutritional supplements industry generally, the efficacy, safety and quality of nutritional supplements and other health care products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors, or our customers. Any adverse publicity or negative public perception could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations could be adversely affected if any of our products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated and unwanted health consequences.

If we are unable to attract and retain qualified management personnel, our business may suffer.

Our executive officers and other management personnel are primarily responsible for our day-to-day operations. We believe our success depends largely on our ability to attract, retain and motivate highly qualified management personnel. Competition for qualified individuals can be intense and has been increasing in recent years, and we may not be able to hire additional qualified personnel in a timely manner or on terms that would not substantially increase our costs. Any inability to retain a skilled professional management team could adversely affect our ability to successfully execute our business strategies and achieve our goals and objectives.

Our manufacturing and third party fulfillment activities are subject to certain risks.

We manufacture the majority of our products at our manufacturing facilities in California and Switzerland. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Our manufacturing operations, including those of our suppliers, are subject to power failures, blackouts, border shutdowns, telecommunications failures, computer viruses, cybersecurity vulnerabilities, human error, breakdown, failure or substandard performance of our facilities, our equipment, the improper installation or operation of equipment, terrorism, pandemics (including COVID-19), natural or other disasters, intentional acts of violence, and the need to comply with the requirements or directives of governmental agencies, including the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slowdowns or delays in our operations. While we have implemented and regularly evaluate various emergency, contingency and disaster recovery plans and we maintain business interruption insurance, there can be no assurance the occurrence of these or any other operational problems at our facilities in California or Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance our contingency plans will prove to be adequate or successful if needed or our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations.

We outsource our beta-alanine fulfillment and distribution activities as well as certain manufacturing activities. The operation of the third party service provider’s facilities is subject to the interruption risk and other risks similar to those  described above for our facilities and there can be no assurance these interruptions or any other operational problem at such third party’s facilities would not have a material adverse effect on our business, financial condition and results of operations.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 24% of our outstanding shares of common stock as of June 30, 2020. Approximately 16% of the outstanding shares of common stock are beneficially owned by Mark LeDoux, and his family and affiliates. Mr. LeDoux is our Chief Executive Officer and Chairman of the Board. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

It is possible our cash from operations could become insufficient to meet our working capital needs and/or to implement our business strategies. In such an event, there can be no assurance our existing line of credit would be sufficient to meet our working capital needs, if the line has any credit still available when needed. We currently have taken all of the funds available under our line of credit. If we did have additional credit available and we fail to maintain certain loan covenants, we may no longer have access to our credit line. Under the terms of our credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender. Our credit line terminates in November 2022 and there is no guarantee we will be able to extend or renew this credit line on favorable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lowering our credit ratings. At any given time, it could be difficult for us to raise capital due to a variety of factors, some of which may be outside of our control, including a tightening of credit markets, overall poor performance of stock markets, and/or an economic slowdown in the U.S. or other countries, or in the businesses of our customers. There is no assurance we would be able to market such security issuances on favorable terms, or at all, in which case, if we did not have any alternate funds we might not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, respond to competitive pressures or meet unanticipated customer requirements.

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

Stock prices in general can be volatile and ours is no different. The trading price of our stock may fluctuate in response to the following, as well as other, factors including but not limited to factors outside of our control:

•	broad market fluctuations and general economic and/or political conditions;

•	fluctuations in our financial results;

•	relatively low trading volumes;

•	future offerings of our common stock or other securities;

•	the general condition of the nutritional supplement industry;

•	increased competition;

•	regulatory action;

•	adverse publicity;

•	manipulative or illegal trading practices by third parties; and

•	our and our customers' and suppliers' products and other public announcements.

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

This table summarizes our facilities as of June 30, 2020. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date
Vista, CA USA(1),(2)	Manufacturing, warehousing, packaging and distribution	162,000	Leased	March 2024
Manno, Switzerland(3)	Manufacturing, warehousing, packaging and distribution	95,990	Leased	June 2024
Manno, Switzerland(4)	Warehousing	30,892	Leased	December 2023
Carlsbad, CA USA(5)	Corporate headquarters	20,981	Owned	N/A

(1)	This facility is used by NAI for its private-label contract manufacturing segment.

(2)	At this facility we use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions.

(3)	This facility is used by NAIE in connection with our private-label contract manufacturing segment. As of July 1, 2019, we exercised the option to renew the lease of this facility until June 2024.

(4)	This facility is used by NAIE for additional warehouse storage.

(5)	We purchased the Carlsbad facility in March 2016.

ITEM 3.	LEGAL PROCEEDINGS

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

As of September 18, 2020, neither NAI nor its subsidiary were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business.

There is no assurance NAI will prevail in any litigation matters or that litigation expenses will not be greater than anticipated.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2020 and 2019:

	Fiscal 2020		Fiscal 2019
	High	Low	High	Low
First Quarter	$12.30	$8.20	$10.57	$9.35
Second Quarter	$9.36	$7.61	$10.40	$8.73
Third Quarter	$9.61	$5.15	$11.88	$9.46
Fourth Quarter	$7.43	$5.93	$14.25	$11.16

Holders

As of September 18, 2020, there were approximately 203 stockholders of record of our common stock. On that same date, the last sales price of our common stock as reported on NASDAQ was $6.77 per share.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend while such facility is in place without a waiver from our lender.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2020, we did not sell any unregistered securities.

Repurchases

As set forth below, during the quarter ended June 30, 2020, we repurchased 38,617 shares of our common stock at a total cost of $0.3 million (including commissions and transactions fees) under our stock repurchase plan as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of June 30, 2020) (in thousands)
April 1, 2020 to April 30, 2020	4,123	$7.13	4,123	—
May 1, 2020 to May 31, 2020	10,652	$6.97	10,652	—
June 1, 2020 to June 30, 2020	23,842	$6.76	23,842	—
Total	38,617		38,617	$1,701

(1) Average price paid per share includes costs associated with the repurchases

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2020:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	130,000	$6.28	—
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	130,000	$6.28	—

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2020 and 2019 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

Impact of COVID-19 on Our Business

On March 11, 2020, the World Health Organization classified the novel coronavirus, or COVID-19, as a pandemic. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely affect our business. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Our facilities, located both in the United States and Europe, continue to operate as an essential and critical manufacturer in accordance with applicable federal, state, and local regulations, however, there can be no assurance our facilities will continue to operate without interruption. Factors that derive from COVID-19 and the accompanying response, and that have or may negatively impact sales and gross margin in the future include, but are not limited to the following:

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

As a preventative measure to provide our business with potentially needed liquidity, and out of an abundance of caution, we withdrew $10 million from our credit facility with Wells Fargo in the third quarter of fiscal 2020. We will continue to actively monitor the situation and may take further actions to alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe we will be able to remain operational and our working capital will be sufficient for us to remain operational even as the longer term consequences of this pandemic become known.

During fiscal 2020, our consolidated net sales were 14% lower than in fiscal 2019. Private-label contract manufacturing sales decreased 13% due primarily to lower volumes of current products to existing customers located primarily in the U.S. and European markets partially offset by new product sales to new and existing customers in the U.S market. During fiscal 2020, sales to our largest private-label contract manufacturing customer declined 23% primarily as a result of reduced customer demand. However, a majority of this decline occurred during the first nine months of fiscal 2020 while the fourth quarter of fiscal 2020 included a year over year increase in sales for this customer, primarily due to increased consumer demand and shipments of a newly awarded product. Fiscal 2021 sales from our largest private-label contract manufacturing customer are expected to increase as compared to fiscal 2020. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales decreased to 44% in fiscal 2020 from 49% in fiscal 2019. We expect this percentage to increase in fiscal 2021.

Effective March 31, 2020, we terminated our ongoing relationship with one private-label contract manufacturing customer, Kaged Muscle. We are working with this former customer to assist them with completing their obligations to us, transition to a replacement manufacturer, and the transfer of inventory items we hold specific to this customer. Due to uncertainty regarding the future operations of this former customer, we reserved 100% of their outstanding accounts receivable balance and a majority of the inventory we hold for their products. As of June 30, 2020, our balance sheet and results of operations for fiscal 2020 included total reserves (and accompanying expense) of $4.3 million related to this former customer.

During fiscal 2020, CarnoSyn® beta-alanine revenue decreased 25% to $12.6 million as compared to $16.7 million for fiscal 2019. The decrease in CarnoSyn® revenue was primarily due to decreased beta-alanine shipments as a result of changes to consumer market trends and lower average beta-alanine sales prices. We believe this sales decline was also impacted by certain customers discontinuing the use of our CarnoSyn® beta-alanine in favor of generic beta-alanine and lower overall consumer demand for our customers’ CarnoSyn® products, including the negative impact COVID-19 had on the sports nutrition industry in the latter part of fiscal 2020 due to the shutdown of athletic activities and gyms across the USA.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our recent efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our CarnoSyn® business, we incurred litigation and patent compliance expenses of approximately $2.0 million during fiscal 2020 and $2.4 million during fiscal 2019. The decrease in these legal expenses on a year over year basis was primarily due to the successful resolution of several cases that were settled and the successful completion of an effort to gain New Dietary Ingredient status from the FDA on our patented CarnoSyn® beta-alanine. We currently expect our litigation and patent compliance expenses to decrease during fiscal 2021 to an annual rate of approximately $1.0 million to $1.5 million. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, the availability and the cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights.  During fiscal 2021, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

Based on our current sales order volumes and forecasts we have received from our customers, we expect our fiscal 2021 consolidated net sales to increase as compared to fiscal 2020. We also expect operating income will increase in fiscal 2021 due to increased sales and a non-recurrence of the $4.3 million accounts receivable and inventory reserve that was recorded in fiscal 2020. There can be no assurance our customer’s sales and marketing activities as well as our own sales and marketing and litigation efforts will reverse or decelerate potential future sales declines. We are also closely monitoring the impact of the COVID-19 pandemic but we cannot reasonably estimate the length of time or severity of the pandemic and cannot currently estimate the impact this pandemic may have on our consolidated financial results for fiscal 2021 and beyond.

During fiscal 2021, we plan to continue our focus on:

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

Critical Accounting Policies and Estimates

Our consolidated financial statements included under Item 8 in this report have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). A description of our significant accounting policies can be found in the notes to our consolidated financial statements in Item 8 of this report. The preparation of financial statements in accordance with GAAP requires we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies we believe are important to the portrayal of our financial condition and results of operations. Implementation of these policies requires the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in making such estimates or assumptions.

Results of Operations

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales (dollars in thousands).

	Fiscal Year Ended
	June 30, 2020		June 30, 2019		Increase (Decrease)
Private-label contract manufacturing	$106,291	89%	$121,598	88%	$(15,307)	(13)%
Patent and trademark licensing	12,585	11%	16,692	12%	(4,107)	(25)%
Total net sales	118,876	100%	138,290	100%	(19,414)	(14)%
Cost of goods sold	100,005	84%	114,715	83%	(14,710)	(13)%
Gross profit	18,871	16%	23,575	17%	(4,704)	(20)%
Selling, general & administrative expenses	20,380	17%	17,614	13%	2,766	16%
(Loss) income from operations	(1,509)	(1)%	5,961	4%	(7,470)	(125)%
Other (loss) income, net	(229)	—%	1,992	1%	(2,221)	(111)%
(Loss) income before income taxes	(1,738)	(2)%	7,953	6%	(9,961)	(122)%
(Benefit) provision for income taxes	(93)	—%	1,412	1%	(1,505)	(107)%
Net (loss) income	$(1,645)	(1)%	$6,541	5%	$(8,186)	(125)%

Private-label contract manufacturing net sales decreased 13% due primarily to lower volumes of current products to existing customers located primarily in the U.S. and European markets partially offset by new product sales to new and existing customers in the U.S market. During fiscal 2020, sales to our largest private-label contract manufacturing customer declined 23% primarily as a result of reduced customer demand. However, a majority of this decline occurred during the first nine months of fiscal 2020 while the fourth quarter of fiscal 2020 included a year over year increase in sales for this customer, primarily due to increased consumer demand and shipments of a newly awarded product.

Net sales from our patent and trademark licensing segment decreased 25% during fiscal 2020. The decrease in patent and trademark licensing revenue was primarily due to decreased beta-alanine shipments as a result of changes to consumer market trends and lower average beta-alanine sales prices. We believe this sales decline was also impacted by certain customers discontinuing the use of our CarnoSyn® beta-alanine in favor of generic beta-alanine and lower overall consumer demand for our customers’ CarnoSyn® products, which included the negative impact COVID-19 had on the sports nutrition industry in the latter part of fiscal 2020 due to the shutdown of athletic activities and gyms across the USA.

The change in gross profit margin for the year ended June 30, 2020, was as follows:

Percentage Change
Contract manufacturing(1)	(1.1)
Patent and trademark licensing(2)	—
Total change in gross profit margin	(1.1)

1

Private-label contract manufacturing gross profit margin contribution decreased 1.1 percentage points in fiscal 2020 as compared to fiscal 2019. The decrease in gross profit as a percentage of sales in fiscal 2020 is primarily due to a $1.0 million inventory reserve recorded related to one of our former contract manufacturing customers.

2	During fiscal 2020, patent and trademark licensing gross profit margin contribution remained relatively consistent with prior year.

Selling, general and administrative expenses increased $2.8 million, or 16%, during fiscal 2020 as compared to fiscal 2019. This increase was primarily due $3.3 million of bad debt expense recorded related to a receivable from a former contract manufacturing customer that was partially offset by decreased litigation and patent compliance expenses associated with our CarnoSyn® beta-alanine patent estate.

Other income (net) decreased $2.2 million during fiscal 2020 as compared to fiscal 2019. The decrease for fiscal 2020 was primarily due to the exclusion of the amortization of forward points from cash flow hedge instruments during the year ended June 30, 2020 as compared to including $1.6 million in fiscal 2019. This change in classification of forward points is the result of the adoption of ASU No. 2017-12 that now requires the amortization of forward points be included as a component of net revenues while they were previously included as a component of other income. The remaining portion of the decrease primarily related to foreign currency exchange losses associated with fluctuations in various foreign exchange rates used to revalue our balance sheet.

Our income tax expense decreased $1.5 million during fiscal 2020 as compared to fiscal 2019.  The decrease was primarily due to the decrease in income before taxes when compared to fiscal 2019.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $3.7 million in fiscal 2020 compared to net cash provided by operating activities of $6.6 million in fiscal 2019.

We had a loss of $1.6 million in fiscal 2020 as compared to net income of $6.5 million in fiscal 2019. This decrease in net income was primarily due to lower consolidated sales and an accounts receivable and inventory reserve recorded in fiscal 2020 related to one of our former contract manufacturing customers.

At June 30, 2020, changes in accounts receivable, consisting primarily of amounts due from our private-label contract manufacturing customers and our patent and trademark raw material sales activities, used $4.3 million in cash compared to using $1.3 million in fiscal 2019. The increase in cash used by accounts receivable during fiscal 2020 primarily resulted from timing of sales and the related collections at the end of fiscal 2020 as compared to fiscal 2019. In addition, provision for uncollectible accounts receivable used $3.3 million in fiscal 2020 as compared to zero for fiscal 2019. The change in provision for uncollectible accounts receivable was primarily associated with a reserve recorded associated with a former contract manufacturing customer. Days sales outstanding (DSO) increased to 51 days during fiscal 2020 compared to 40 days during fiscal 2019, primarily due to customer sales mix and timing of sales and the related collections.

Inventory used $2.0 million in cash during fiscal 2020 compared to using $2.4 million in fiscal 2019. The change in cash activity from inventory was primarily related to the timing of sales and anticipated sales at the end of fiscal 2020 as compared to fiscal 2019. Inventory at the end of fiscal 2020 also included a buildup of inventory associated with anticipated new product launches from multiple private-label contract manufacturing customers and increased inventory related to our CarnoSyn® beta-alanine business. Changes in accounts payable and accrued liabilities provided $2.7 million in cash during fiscal 2020 compared to using $0.5 million during fiscal 2019. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in fiscal 2020 was $4.5 million compared to $3.8 million in fiscal 2019. Capital expenditures were $4.5 million during fiscal 2020 compared to $5.3 million in fiscal 2018. Capital expenditures during fiscal 2020 and fiscal 2019 were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities. Investing activities in fiscal 2019 also included the collection of the $1.5 million note receivable.

Cash provided by financing activities in fiscal 2020 was $6.3 million, compared to using $1.3 million in fiscal 2019. This change is primarily due to $10.0 million in proceeds from our line of credit, withdrawn as a measure to provide our business with liquidity out of an abundance of caution due to the COVID-19 pandemic, offset by increased repurchases of our stock. At June 30, 2020 we had $10.0 million due in connection with our loan facility. As of June 30, 2019, we had no outstanding balances due in connection with our loan facility.

During fiscal 2020 we were in compliance with all of the financial and other covenants required under our Credit Agreement. Refer to Note F, "Debt," in Item 8 of this report, for terms of such Credit Agreement and additional information.

As of June 30, 2020, we had $30.5 million in cash and cash equivalents. Of these amounts, $13.8 million of cash and cash equivalents were held by NAIE. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons, in each case that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2020 and 2019, we did not experience any significant increases in product raw material or operational costs we attributed to inflationary factors. We currently believe increasing raw material and product cost pricing pressures will exist throughout fiscal 2021 as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, and the impact of COVID-19. We do not believe current inflation rates will have a material impact on our fiscal 2021 operations or profitability.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Natural Alternatives International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. (the Company) as of June 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

September 21, 2020

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$30,478	$25,040
Accounts receivable – less allowance for doubtful accounts of $3,240 at June 30, 2020 and $25 at June 30, 2019	17,001	15,964
Inventories, net	27,972	26,003
Income tax receivable	848	901
Forward contracts	450	1,978
Prepaids and other current assets	2,275	1,500
Total current assets	79,024	71,386
Property and equipment, net	21,523	21,085
Operating lease right-of-use assets	18,354	—
Deferred tax asset – noncurrent	196	—
Other noncurrent assets, net	1,106	1,019
Total assets	$120,203	$93,490
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,509	$8,634
Accrued liabilities	1,627	2,782
Accrued compensation and employee benefits	2,660	1,615
Income taxes payable	1,010	1,219
Line of credit - current	10,000	—
Total current liabilities	27,806	14,250

Long-term liability – operating leases	18,782	—
Noncurrent forward contracts	195	—
Long-term pension liability	696	246
Deferred rent	—	543
Income taxes payable, noncurrent	1,349	1,349
Deferred income taxes	—	1,018
Total liabilities	48,828	17,406
Commitments and contingencies (Notes H, J and M)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2020 and June 30, 2019, issued and outstanding (net of treasury shares) 6,752,372 at June 30, 2020 and 7,225,072 at June 30, 2019	87	87
Additional paid-in capital	27,992	26,280
Retained earnings	56,181	57,380
Treasury stock, at cost, 2,104,305 shares at June 30, 2020 and 1,626,605 at June 30, 2019	(11,702)	(7,955)
Accumulated other comprehensive (loss) income	(1,183)	292
Total stockholders’ equity	71,375	76,084
Total liabilities and stockholders’ equity	$120,203	$93,490

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Operations And Comprehensive (Loss) Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2020	2019
Net sales	$118,876	$138,290
Cost of goods sold	100,005	114,715
Gross profit	18,871	23,575
Other selling, general and administrative expenses	17,098	17,614
Provision for uncollectible accounts receivable	3,282	—
(Loss) income from operations	(1,509)	5,961
Other (expense) income:
Interest income	177	1,868
Interest expense	(67)	(29)
Foreign exchange (loss) gain	(320)	148
Other, net	(19)	5
Total other (expense) income:	(229)	1,992
(Loss) income before income taxes	(1,738)	7,953
(Benefit) provision for income taxes	(93)	1,412
Net (loss) income	$(1,645)	$6,541
Change in minimum pension liability, net of tax	$(323)	$(104)
Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(1,024)	974
Comprehensive (loss) income	$(2,992)	$7,411
Net (loss) income per common share:
Basic	$(0.25)	$0.96
Diluted	$(0.25)	$0.92
Weighted average common shares outstanding:
Basic	6,695,302	6,809,306
Diluted	6,695,302	7,097,678

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2018	8,656,677	$85	$24,486	$50,839	1,098,268	$(6,584)	$(578)	$68,248
Issuance of common stock for stock option exercise	5,000	—	38	—	—	—	—	38
Issuance of common stock for restricted stock grants	190,000	2	(2)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,754	—	—	—	—	1,754
Repurchase of common stock	—	—	—	—	123,337	(1,367)	—	(1,367)
Forfeiture of restricted stock	—	—	4		405,000	(4)	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(104)	(104)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	974	974
Net income	—	—	—	6,541	—	—	—	6,541
Balance, June 30, 2019	8,851,677	87	26,280	57,380	1,626,605	(7,955)	292	76,084
Issuance of common stock for restricted stock grants	5,000	—	—	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,712	—	—	—	—	1,712
Repurchase of common stock	—	—	—	—	462,700	(3,747)	—	(3,747)
Forfeiture of restricted stock	—	—	—	—	15,000	—	—	—
Cumulative-effect adjustment pursuant to adoption of ASU 2016-02 (Note D)	—	—	—	318	—	—	—	318
Reclassification pursuant to adoption of ASU 2018-02 (Note A)	—	—	—	128	—	—	(128)	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(323)	(323)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,024)	(1,024)
Net loss	—	—	—	(1,645)	—	—	—	(1,645)
Balance, June 30, 2020	8,856,677	$87	$27,992	$56,181	2,104,305	$(11,702)	$(1,183)	$71,375

 See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30

(in thousands)

	2020	2019
Cash flows from operating activities
Net (loss) income	$(1,645)	$6,541
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for uncollectible accounts receivable	3,282	—
Depreciation and amortization	3,959	3,465
Deferred income taxes	(893)	212
Non-cash sales discount	—	82
Non-cash lease expenses	2,772	—
Non-cash compensation	1,712	1,672
Pension expense	27	60
Loss on disposal of assets	109	48
Changes in operating assets and liabilities:
Accounts receivable	(4,319)	(1,343)
Inventories	(1,969)	(2,436)
Operating lease liabilities	(2,467)	—
Prepaids and other assets	(1,174)	308
Accounts payable and accrued liabilities	2,720	(491)
Forward contracts	688	(1,005)
Income taxes	(156)	(666)
Accrued compensation and employee benefits	1,045	117
Net cash provided by operating activities	3,691	6,564
Cash flows from investing activities
Purchases of property and equipment	(4,541)	(5,327)
Proceeds from sale of property and equipment	35	19
Repayment of notes receivable	—	1,500
Net cash used in investing activities	(4,506)	(3,808)
Cash flows from financing activities
Repurchase of common stock	(3,747)	(1,367)
Borrowing on lines of credit	10,000	—
Issuance of common stock	—	38
Net cash provided by (used in) financing activities	6,253	(1,329)
Net increase in cash and cash equivalents	5,438	1,427
Cash and cash equivalents at beginning of year	25,040	23,613
Cash and cash equivalents at end of year	$30,478	$25,040
Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$993	$1,973
Interest	$66	$23

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

Subsidiaries

On January 22, 1999, Natural Alternatives International Europe S.A., a Swiss Corporation (NAIE) was formed as our wholly-owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened a manufacturing facility and currently possesses manufacturing capability in encapsulation, powders, tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration.

Principles of Consolidation

The consolidated financial statements include the accounts of Natural Alternatives International, Inc. (NAI) and our wholly-owned subsidiary, NAIE. All intercompany accounts and transactions have been eliminated. The functional currency of NAIE, our foreign subsidiary, is the U.S. Dollar. Certain accounts of NAIE have been translated at either current or historical exchange rates, as appropriate, with gains and losses included in the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

We adopted ASU 2016-02, Leases (Topic 842), and subsequent amendments thereto (“ASC 842”) on July 1, 2019 using the optional transition approach to apply the standard at the beginning of the first quarter of the year of adoption, fiscal year 2020, with no retrospective adjustments to prior periods. The adoption of the standard resulted in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $20.7 million and $20.9 million, respectively, on our Condensed Consolidated Balance Sheets, with no material impact on our Condensed Consolidated Statements of Income and Comprehensive Income, Condensed Consolidated Statements of Stockholders’ Equity, or Condensed Consolidated Statements of Cash Flows. We have elected the practical expedients to (1) carryforward prior conclusions related to lease identification and classification for existing leases, (2) combine lease and non-lease components of an arrangement for all classes of leased assets, and (3) omit short-term leases with a term of 12 months or less from recognition on the balance sheet. See “Note D. Leases” for additional information on our leases following the adoption of this standard.

On July 1, 2019, we adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. We applied ASU No. 2017-12 using a modified retrospective approach for cash flow and fair value hedges existing at the date of adoption and prospectively for the presentation and disclosure guidance. As a result of the adoption of this ASU, amortization of forward points are now included as a component of net revenues while they were previously included as a component of other income. For the year ended June 30, 2020, we included $864,000 of forward point amortization in Sales. For the year ended June 30, 2019, we included $1.6 million of forward point amortization in Other Income.

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

Except for cash and cash equivalents and assets and liabilities related to our pension plan, as of June 30, 2020 and June 30, 2019, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair value of our forward exchange contracts as of June 30, 2020 included a net asset of $254,000. The fair value as of June 30, 2019 was a net asset of $2.3 million. The fair values were determined based on obtaining pricing from our bank and corroborating those values with a third party bank. We classify our outstanding line of credit balance as a Level 2 liability, as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of June 30, 2020 and June 30, 2019, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between any levels during fiscal 2020.

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

Notes Receivable

On September 30, 2017, we accepted a 12-month note (Loan Agreement) from Kaged Muscle, LLC (“Kaged Muscle”), one of our former contract manufacturing customers, in exchange for $1.5 million of trade receivables due to us from Kaged Muscle. On September 30, 2018, we entered into a First Amendment (the “First Amendment”) with Kaged Muscle in connection with the Loan Agreement. The First Amendment modified the Loan Agreement and related promissory note by extending the maturity date from September 30, 2018 to December 28, 2018 in exchange for an extension fee in the amount of $25,000. The note carried an interest rate of fifteen percent (15%) per annum with payments of interest only. The note was paid in full before the amended maturity date.  In association with this note, we recognized $104,000 in interest income during the year ended June 30, 2019.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We did not recognize any impairment losses during fiscal 2020 or fiscal 2019.

Derivative Financial Instruments

We may use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted sales denominated in Euros. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts. To the extent we use derivative financial instruments, we account for them as cash flow hedges. Foreign exchange derivative instruments that do not meet the criteria for cash flow hedge accounting are marked-to-market through the Consolidated Statements of Operations and Comprehensive Income. Historically, our derivative instruments have met the criteria for hedge accounting.

We recognize any unrealized gains and losses associated with derivative instruments in income in the period in which the underlying hedged transaction is realized. To the extent the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2020, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar, which is primarily the Euro. As of June 30, 2020, the notional amounts of our foreign exchange contracts were $49.4 million (€43.5 million). These contracts will mature over the next 14 months.

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

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of June 30, 2020, we have no known returns liability.

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

On March 31, 2019, we amended our original agreements with Juice Plus+ and extended the term of the Exclusive Manufacturing Agreement through August 6, 2025. In addition, pursuant to that Amended and Restated Exclusive Manufacturing Agreement, Juice Plus+ returned 400,000 shares of restricted common stock in exchange for an annual cash sales discount. The expense associated with the return of those shares and the related cash discount granted to Juice Plus+ are each recorded as a reduction to sales. As a result of the amendment to the Exclusive Manufacturing Agreement, we made a one-time adjustment to reverse the expense associated with unvested shares that were returned as a result of the Amended and Restated Exclusive Manufacturing Agreement. Amounts associated with the new cash discount began to be recorded in our fourth quarter of fiscal 2019 and will be amortized ratably over the remaining life of the extended agreement based on the full value of the cash discount expected to be given over the same period. We recorded no “Non-Cash Sales Discount” and $1.6 million of “Cash Sales Discount” for the year ended June 30, 2020, which was recorded as a reduction to net sales. We recorded $82,000 of “Non-Cash Sales Discount” and $395,000 of “Cash Sales Discount” during the year ended June 30, 2019, with such amounts recorded as a reduction to net sales.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under the CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $12.6 million during fiscal 2020 and $16.7 million during fiscal 2019. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $544,000 during fiscal 2020 and $686,000 during fiscal 2019.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $1.8 million for fiscal 2020 and $1.8 million for fiscal 2019. These costs were included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $1.4 million during the fiscal year ended June 30, 2020 and $1.6 million during fiscal 2019. These costs were included in selling, general and administrative expenses.

Income Taxes

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the Tax Cuts and Jobs Act (“TCJ Act”), and estimated income tax payments. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate, or on our liquidity. We will continue to monitor and assess the impact of the CARES Act, and similar legislation in other countries, with respect to what impact such legislation may have on our business and financial results.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2020 and June 30, 2019, we did not record any tax liabilities for uncertain tax positions.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized based on whether future taxable income will be generated during the periods in which those temporary differences become deductible. During the year ended June 30, 2020, there was no change to our valuation allowance.

Stock-Based Compensation

We had an omnibus equity incentive plan that was approved by our Board of Directors effective October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009 ("2009 Plan"). Under the 2009 Plan, we granted nonqualified and incentive stock options and restricted stock grants to employees, non-employee directors and consultants. The 2009 Plan expired on October 15, 2019. The Board of Directors approved a new omnibus equity incentive plan effective October 15, 2019 (“2019 Plan”), subject to stockholder approval. However, the 2019 Plan was not approved by our stockholders and therefore did not become effective. We currently do not have an equity incentive plan but will be recording exercises and forfeitures under the 2009 Plan.

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

We recognize forfeitures as they occur.

We did not grant any options during fiscal 2020 or 2019.

No options were exercised during the fiscal year ended June 30, 2020, and 5,000 options were exercised during the fiscal year ended June 30, 2019. All remaining outstanding stock options are fully vested and all related compensation cost was fully recognized at June 30, 2014. No options vested during the fiscal years ended June 30, 2020 and June 30, 2019.

During fiscal 2020, we granted a total of 5,000 restricted stock shares to a new member of our management team pursuant to the 2009 Plan. During fiscal 2019, we granted a total of 190,000 restricted stock shares to the members of our Board of Directors and certain key members of our management team pursuant to the 2009 Plan. These restricted stock grants vest over three or five years from the date of grant and the unvested shares cannot be sold or otherwise transferred and the right to receive dividends, if declared by our Board of Directors, is forfeitable until the shares become vested. The total remaining unrecognized compensation cost related to unvested restricted stock shares amounted to $1.7 million at June 30, 2020 and the weighted average remaining requisite service period of unvested restricted stock shares was 1.3 years. The weighted average fair value of restricted stock shares granted during fiscal 2020 was $8.50 per share. The weighted average fair value of restricted stock shares granted during fiscal 2019 was $11.57 per share.

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

COVID-19 Pandemic

The Company continues to monitor and evaluate the risks to public health and the impact on overall global business activity related to the COVID-19 pandemic, including potential impacts on our employees, customers, suppliers and financial results.  As the situation remains fluid, it is difficult to predict the duration and scope of the pandemic and its impact on the Company’s business. However, it may result in a material adverse impact to the Company’s financial position, operations and cash flows if conditions persist or worsen.

Net (Loss) Income per Common Share

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

	For the Years Ended June 30,
	2020	2019
Numerator
Net (loss) income	$(1,645)	$6,541
Denominator
Basic weighted average common shares outstanding	6,695	6,809
Dilutive effect of stock options and restricted stock shares	—	289
Diluted weighted average common shares outstanding	6,695	7,098
Basic net (loss) income per common share	$(0.25)	$0.96
Diluted net (loss) income per common share	$(0.25)	$0.92

In periods where we have a net loss, stock options and restricted stock are excluded from our calculation of diluted net (loss) income per common share, as their inclusion would have an antidilutive effect. We excluded shares related to stock options totaling 130,000 and restricted stock totaling 323,904 for the year ended June 30, 2020. We did not exclude shares related to options or restricted stock for the year ended June 30, 2019.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is primarily concentrated with our two largest customers, whose receivable balances collectively represented 65.7% of gross accounts receivable at June 30, 2020 and 59.4% at June 30, 2019. As of June 30, 2020, we had a receivable balance of $3.3 million from a former contract manufacturing customer. We have recorded a bad debt reserve equal to 100% of this outstanding balance and thus did not reflect it in the percentages listed above.

Additionally, amounts due related to our beta-alanine raw material sales were 2.5% of gross accounts receivable at June 30, 2020 and 8.0% of gross accounts receivable at June 30, 2019. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2020	2019
Raw materials	$20,863	$18,322
Work in progress	3,447	3,785
Finished goods	4,936	5,002
Reserve	(1,274)	(1,106)
	$27,972	$26,003

The inventory reserve as of June 30, 2020, includes a reserve of $1.0 million related to one of our former customers, Kaged Muscle. We are working with this former customer to transition to a replacement manufacturer, including the transfer of inventory items we hold specific to this customer. However, due to the uncertainty regarding the future operations of this former customer, we recorded a reserve against inventory specific to this customer equal to the estimated net realizable value of those items. The inventory reserve as of June 30, 2019, includes a reserve of $686,000 related to our first generation SR CarnoSyn® powder.

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years			2020	2019
Land		NA		$1,200	$1,200
Building and building improvements	7	–	39	3,743	3,729
Machinery and equipment	3	–	12	33,405	30,216
Office equipment and furniture	3	–	5	5,318	5,190
Vehicles		3		255	314
Leasehold improvements	1	–	15	18,031	17,468
Total property and equipment				61,952	58,117
Less: accumulated depreciation and amortization				(40,429)	(37,032)
Property and equipment, net				$21,523	$21,085

Depreciation expense was approximately $4.0 million in fiscal 2020 and $3.5 million in fiscal 2019.

D. Leases

On July 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of July 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to July 1, 2019 was not restated and continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease assets or liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease expenses are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no material difference in our results of operations presented in our Consolidated Statement of Income and Comprehensive (Loss) Income for each period presented.

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

The impact of the adoption of ASC 842 on the balance sheet at June 30, 2019 was (in thousands):

	As Reported June 30, 2019	Adoption of ASC 842 Increase (Decrease)	Balance of July 1, 2019
Operating lease right-of-use assets	$—	$20,774	$20,774
Total assets	93,490	20,774	114,264
Deferred rent	543	(543)	—
Long-term liability – Operating leases	—	20,897	20,897
Deferred income taxes	1,018	102	1,120
Retained earnings	57,380	318	57,800
Total liabilities and equity	93,490	20,774	114,264

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Year ended June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$3,453
Operating lease liabilities arising from recording Right of Use Assets upon adoption of ASC 842	20,897
Operating lease liabilities arising from obtaining Right of Use Assets for new leases	120

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

Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. Substantially all our operating leases are comprised of payments for the use of manufacturing space. We have no leases classified as finance leases. As of June 30, 2020, the weighted average remaining lease term for our operating leases was 7.2 years. The weighted average discount rate for our operating leases was 3.24%.

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

E. Other comprehensive loss

      Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following at June 30 (dollars in thousands):

	Year Ended June 30, 2020
	Defined Benefit Pension Plan	Unrealized (Losses) Gains on Cash Flow Hedges	Total

Balance as of June 30, 2019	$(491)	$783	$292

ASU 2018-02 Adjustment	(74)	(54)	(128)
OCI/OCL before reclassifications	(404)	1,400	988
Amounts reclassified from OCI	(20)	(2,747)	(2,759)

Tax effect of OCI activity	101	323	424
Net current period OCI/OCL	(397)	(1,078)	(1,475)
Balance as of June 30, 2020	$(888)	$(295)	$(1,183)

	Year Ended June 30, 2019
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2018	$(387)	$(191)	$(578)

OCI/OCL before reclassifications	(144)	4,251	4,107)
Amounts reclassified from OCI	3	(2,966)	(2,963

Tax effect of OCI activity	37	(311)	(274)
Net current period OCI/OCL	(104)	974	870
Balance as of June 30, 2019	$(491)	$783	$292

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

On June 30, 2020, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

In light of the global economic uncertainty related to COVID-19 and as a preventative measure to provide our business with potentially necessary liquidity, and out of an abundance of caution, we withdrew $10 million from our credit facility with Wells Fargo during the year ended June 30, 2020. While we have not yet experienced any significant negative effects related to COVID-19 and notwithstanding our belief that our cash position and working capital excluding this $10.0 million borrowing is sufficient to support our ongoing operations, we deemed it prudent to borrow against our line of credit to ensure that such funds would be available to us if and when we need them. As of June 30, 2020, we did not have any remaining availability under our credit facilities.

G. Income Taxes

During fiscal 2020, we recorded U.S.-based domestic tax benefit of $821,000. During fiscal 2019, we recorded U.S.-based domestic tax expense of $6,000.

The following is a geographical breakdown of (loss) income before income taxes (in thousands):

	2020	2019

United States	$(5,742)	$927
Foreign	4,004	7,026
Total (loss) income before income taxes	$(1,738)	$7,953

The provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2020	2019
Current:
Federal	$31	$12
State	4	16
Foreign	728	1,172
	763	1,200
Deferred:
Federal	(641)	6
State	(215)	(28)
Foreign	—	234
	(856)	212
Total (benefit) provision for income taxes	$(93)	$1,412

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2020	2019
Deferred tax assets:
Inventory capitalization	$412	$507
Inventory reserves	301	273
Pension liability	260	159
Lease liability	2,732	—
Net operating loss carry forward	245	220
Deferred rent	—	130
Stock-based compensation	157	174
Forward Contracts	93	—
Tax credit carry forward	340	260
Allowance for bad debt	819	2
Other, net	246	91
Total gross deferred tax assets	5,605	1,816

Deferred tax liabilities:
Withholding taxes	(1,133)	(1,133)
Fixed Assets	(1,011)	(905)
Foreign inventory reserves	(469)	(469)
Lease asset	(2,681)	—
Forward Contracts	—	(229)
Other, net	(115)	(98)
Deferred tax liabilities	(5,409)	(2,834)
Net deferred tax assets (liabilities)	$196	$(1,018)

At June 30, 2020, we had state tax net operating loss carry forwards of approximately $3.4 million. Under California Assembly Bill 85, effective June 29, 2020, net operating loss deductions were suspended for tax years beginning in 2019, 2020, and 2021 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. Our state tax loss carry forwards will begin to expire in fiscal 2032, unless used before their expiration.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2020 and June 30, 2019.

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2017 and forward are subject to examination by the U.S. tax authorities. Our tax years for the fiscal years ended June 30, 2007 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2019 and forward are subject to examination by the Swiss tax authorities.

NAIE’s effective tax rate for Swiss federal, cantonal and communal taxes is approximately 18.2%.

As part of the Tax Cuts and Jobs Act of 2017 (the Tax Act), we were required to recognize a one-time deemed repatriation transition tax during the fiscal year ended June 30, 2018 based on our total post-1986 earnings and profits (E&P) from our Swiss subsidiary, NAIE. This accumulated E&P amount has historically been considered permanently reinvested thereby allowing us to defer recognizing any U.S. income tax on the amount. We no longer consider undistributed foreign earnings from NAIE as of December 31, 2017 as indefinitely reinvested. We consider earnings accumulated subsequent to December 31, 2017 as indefinitely reinvested.

A reconciliation of our income tax provision computed by applying the statutory federal income tax rate of 21% for fiscal 2020 and for fiscal 2019 to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2020	2019
Income taxes computed at statutory federal income tax rate	$(364)	$1,670
State income taxes, net of federal income tax expense	(174)	(6)
Permanent Differences	155	(187)
Foreign tax rate differential	(112)	(70)
Global intangible low-taxed income (GILTI)	402	5
Income tax provision as reported	$(93)	$1,412
Effective tax rate	5.4%	17.8%

The effective tax rate for the year ended June 30, 2020 was 5.4%. The effective tax rate for the year ended June 30, 2020 differs from the estimated U.S. federal statutory rate of 21% due primarily to the global intangible low-taxed income (GILTI) enacted as part of the Tax Act, and permanent differences, which primarily include discrete tax items related to employee stock vesting. In comparison, the effective tax rate for the year ended June 30, 2019 was 17.8%. The effective tax rate for the year ended June 30, 2019 differs from the estimated U.S. federal statutory rate of 21% due to permanent differences, which primarily includes research and development tax credits. We expect our U.S. federal statutory rate to be 21% for fiscal years going forward.

H. Employee Benefit Plans

We have a profit sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months or longer of continuous employment are eligible to participate in the plan. Under the 401(k) plan, we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. The total contributions under the plan charged to income from operations totaled $314,000 for fiscal 2020 and $283,000 for fiscal 2019.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to income from operations for these benefits totaled $1.4 million for the fiscal year ended June 30, 2020 and $1.3 million for the fiscal year ended June 30, 2019.

Effective July 16, 2020, the Board of Directors approved and adopted a Non-Qualified Incentive Plan. The purpose of the Non-Qualified Incentive Plan is to enhance the long-term stockholder value of NAI by offering opportunities to directors, officers, employees and eligible consultants of NAI to receive a cash award that may be subject to conditions precedent or subsequent that must be met before the NAI is obligated to make the payment, and to provide to the Human Resources Committee and the Board of Directors the ability to make deferred cash payments or other cash awards in order to encourage Participants to serve NAI or to remain in the service of NAI, or to assist NAI to achieve results determined by the Human Resources Committee or the Board of Directors to be in NAI's best interest.

The Non-Qualified Incentive Plan provides for the Human Resources Committee or the Board of Directors to award and administer unsecured and deferred cash awards subject to whatever conditions are determined by the Human Resources Committee or the Board of Directors with each award. The terms of each award, including the amount and any conditions that must be met to be entitled to payment of the award, are set forth in an Award Agreement. The Non-Qualified Incentive Plan provides the Board of Directors with the discretion to set aside assets to fund the Non-Qualified Incentive Plan although that has not been done to date.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2020	2019
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,615	$1,498
Interest cost	46	57
Actuarial loss	380	173
Benefits paid	(6)	(113)
Benefit obligation at end of year	$2,035	$1,615
Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,369	$1,453
Actual return on plan assets	(24)	69
Employer contributions	—	—
Benefits paid	(6)	(114)
Plan expenses	—	(39)
Fair value of plan assets at end of year	$1,339	$1,369
Reconciliation of Funded Status:
Difference between benefit obligation and fair value of plan assets	$(696)	$(246)
Unrecognized net actuarial loss in accumulated other comprehensive income	1,087	671
Net amount recognized	$391	$425

Projected benefit obligation	$2,035	$1,615
Accumulated benefit obligation	$2,035	$1,615
Fair value of plan assets	$1,339	$1,369

The weighted-average discount rate used for determining the projected benefit obligations for the defined benefit pension plan was 2.45% for the year ended June 30, 2020 and 3.5% during the year ended June 30, 2019.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2020	2019
Interest cost	$46	$57
Expected return on plan assets	(69)	(85)
Recognized actuarial loss	50	38
Settlement loss	—	43
Net periodic benefit expense	$27	$53

In the fiscal year ended June 30, 2020, we did not contribute to our defined benefit pension plan. In the fiscal year ended June 30, 2019, we did not contribute to our defined benefit pension plan. We contributed $7,000 during the first quarter of the fiscal year ended June 30, 2021.

The following is a summary of changes in plan assets and benefit obligations recognized in other comprehensive income (in thousands):

	2020	2019
Net gain	$481	$189
Settlement loss	—	(50)
Amortization of net loss	(57)	(37)
Plan expenses	—	39
Total recognized in other comprehensive income (loss)	$424	$141
Total recognized in net periodic benefit cost and other comprehensive income	$451	$194

The estimated net gain for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $91,000. We do not have any transition obligations or prior service costs recorded in accumulated other comprehensive income.

The following benefit payments are expected to be paid (in thousands):

2021	$888
2022	62
2023	120
2024	—
2025	333
2026-2030	383
Total benefit payments expected to be paid	$1,786

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2020	2019
Discount rate	2.45%	3.51%
Expected long-term rate of return	6.50%	6.50%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2020	2019	Target Allocation
Equity securities	52%	52%	54%
Debt securities	32%	38%	43%
Commodities	12%	2%	0%
Cash and money market funds	4%	8%	3%
	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2020 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$49	$49	$—	$—
Commodities and other	$160	$160	$—	$—
Equity securities(1)	$705	$705	$—	$—
Debt securities(2)	$425	$425	$—	$—
Total	$1,339	$1,339	$—	$—

(1)	This category is comprised of publicly traded funds, of which 79% are large-cap funds, 13% are developed market funds, and 8% are emerging markets equity funds.

(2)	This category is comprised of publicly traded funds, of which 82% are U.S. fixed income funds and 18% are developed market fixed income funds.

I. Stockholders’ Equity

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

During the year ended June 30, 2020, we repurchased 400,787 shares at a weighted average cost of $8.25 per share and a total cost of $3.3 million including commissions and fees. During the year ended June 30, 2019, we repurchased 76,272 shares at a weighted average cost of $10.97 per share and a total cost of $837,000 including commissions and fees under this repurchase plan.

During fiscal 2020, we acquired 61,913 shares in connection with restricted stock shares that vested during that year at a weighted average cost of $7.14 per share and a total cost of $0.4 million. During fiscal 2019, we acquired 47,065 shares in connection with restricted stock shares that vested during that year at a weighted average cost of $11.26 per share and a total cost of $0.5 million. These shares were returned to us by the related employees and in return we paid each employee’s required tax withholding resulting from the vesting of restricted shares. The valuation of the shares acquired and thereby the number of shares returned to us was calculated based on the closing share price on the date the shares vested.

Stock Incentive Plans

Stock option activity for the year ended June 30, 2020 was as follows:

	2009 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Vested and exercisable at June 30, 2019	130,000	$6.28
Exercised	—	$—
Forfeited	—	$—
Granted	—	$—
Outstanding at June 30, 2020	130,000	$6.28	0.59	$150,400
Vested and exercisable at June 30, 2020	130,000	$6.28	0.59	$150,400

Restricted stock activity for the year ended June 30, 2020 was as follows:

	Number of Shares – 2009 Plan	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2019	383,988	$10.70
Granted	5,000	$8.50
Vested	(176,338)	$10.33
Forfeited	(15,000)	$9.65
Nonvested at June 30, 2020	197,650	$11.06

J. Commitments

We lease a total of 162,000 square feet at our manufacturing facility in Vista, California from an unaffiliated third party under a non-cancelable operating lease. On July 31, 2013, we executed a third amendment to the lease for our manufacturing facility in Vista, CA. As a result of this amendment, our facility lease has been extended through March 2024.

NAIE leases facility space in Manno, Switzerland from two unaffiliated third parties. The leased spaces total approximately 125,000 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European and Asian marketplaces. On July 1, 2019, NAIE extended the lease on its main manufacturing facility for an additional five years through June 30, 2024.

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

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2020 (in thousands):

	2021	2022	2023	2024	2025	There- after	Total
Gross minimum rental commitments	$3,175	$3,066	$3,103	$2,620	$—	$—	$11,964

Rental expense totaled $3.2 million for the fiscal year ended June 30, 2020 and $3.1 million for the fiscal year ended June 30, 2019.

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

	Fiscal 2020	Fiscal 2019
Customer 1	$52,462	$68,197
Customer 2	24,692	26,102
	$77,154	$94,299

Accounts receivable from these customers totaled $13.4 million at June 30, 2020 and $9.5 million at June 30, 2019.

We buy certain products, including beta-alanine, from a single supplier. The loss of this supplier or other raw material suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Year ended June 30,
	2020		2019
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$6,356	10%	(a)	(a)%
Supplier 2	(a)	(a)	8,240	11
	$6,356	10%	$8,240	11%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

L. Derivatives and Hedging

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

During the year ended June 30, 2020 and prior, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. These contracts are expected to be settled through August 2021. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (OCI) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item as well as ensuring the assumptions we made at hedge inception have not materially changed. No hedging relationships were terminated as a result of ineffective hedging for the years ended June 30, 2020 and June 30, 2019.

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

As of June 30, 2020, the notional amounts of our foreign exchange contracts were $49.4 million (€43.5 million). As of June 30, 2020, a net loss of approximately $388,000 offset by $93,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. As of June 30, 2019, a net gain of approximately $957,000, offset by $229,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $287,000 of the gross loss as of June 30, 2020, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of June 30, 2020, $450,000 of the fair value of our cash flow hedges was classified as a current asset, and $195,000 was classified as a long-term liability in our Consolidated Balance Sheets. During the year ended June 30, 2020, we recognized $1.4 million of net gains in OCI, reclassified $2.7 million of gains and forward point amortization from OCI to Net Sales, and reclassified $54,000 of gains from OCI to Other Income. During the year ended June 30, 2019, we recognized $4.3 million of net gains in OCI, reclassified $1.8 million of gains from OCI to Other Income, and reclassified $1.2 million of gains from OCI to net sales.

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

N. Segment Information

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

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2020	2019
Net Sales
Private-label contract manufacturing	$106,291	$121,598
Patent and trademark licensing	12,585	16,692
	$118,876	$138,290

	2020	2019
(Loss) Income from Operations
Private-label contract manufacturing	$4,030	$11,232
Patent and trademark licensing	2,508	2,892
Income from operations of reportable segments	6,538	14,124
Corporate expenses not allocated to segments	(8,047)	(8,163)
	$(1,509)	$5,961

	2020	2019
Assets
Private-label contract manufacturing	$100,094	$74,431
Patent and trademark licensing	20,109	19,059
	$120,203	$93,490

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2020	2019
United States	$66,912	$67,000
Markets outside the United States	51,964	71,290
Total net sales	$118,876	$138,290

Products manufactured by NAIE accounted for 89% of consolidated net sales in markets outside the U.S. in fiscal 2020 and 78% in fiscal 2019. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2020 and 2019.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2020	2019
United States	$21,769	$10,977
Europe	18,108	10,108
Total Long-Lived Assets	$39,877	$21,085

As a result of the implementation of ASC 842, operating lease right-of-use assets are now recorded as part of long-lived assets for segment reporting.

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2020	2019
United States	$66,489	$54,785
Europe	53,714	38,705
Total Assets	$120,203	$93,490

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2020	2019
United States	$1,530	$1,746
Europe	3,011	3,581
Total Capital Expenditures	$4,541	$5,327

O. Subsequent Events

On July 8, 2020, we purchased four forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The four contracts expire quarterly beginning November 2020 and ending August 2021. The forward contracts have a notional amount of €17.3 million and a weighted average forward rate of 1.1326.

Effective July 16, 2020, the Board of Directors approved and adopted a Non-Qualified Incentive Plan. The purpose of the Non-Qualified Incentive Plan is to enhance the long-term stockholder value of NAI by offering opportunities to directors, officers, employees and eligible consultants of NAI to receive a cash award that may be subject to conditions precedent or subsequent that must be met before the NAI is obligated to make the payment, and to provide to the Human Resources Committee and the Board of Directors the ability to make deferred cash payments or other cash awards in order to encourage Participants to serve NAI or to remain in the service of NAI, or to assist NAI to achieve results determined by the Human Resources Committee or the Board of Directors to be in NAI's best interest.

The Non-Qualified Incentive Plan provides for the Human Resources Committee or the Board of Directors to award and administer unsecured and deferred cash awards subject to whatever conditions are determined by the Human Resources Committee or the Board of Directors with each award. The terms of each award, including the amount and any conditions that must be met to be entitled to payment of the award, are set forth in an Award Agreement. The Non-Qualified Incentive Plan provides the Board of Directors with the discretion to set aside assets to fund the Non-Qualified Incentive Plan although that has not been done to date.

On July 16, 2020, deferred cash awards were granted to various officers, directors and employees of NAI pursuant to the Non-Qualified Incentive Plan, each providing for a cash payment to the Participant one third of which shall be paid on the one year, and two year, and three year anniversary of the date of the award, provided on the date of payment the Participant has been employed since the date of the award, and continues to be a member of the Board of Directors, or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of the Board of Directors of NAI prior to any remaining date of payment no further payments shall be made in connection with the award.

On July 23, 2020, the United States Department of Treasury issued final regulations which provide an exclusion to GILTI. We are currently evaluating the impact these regulations will have on our consolidated financial statements. The detriment or benefit, if any, of applying these regulations will be reflected in our first quarter interim financial statements for fiscal year ending June 30, 2021.

On July 30, 2020, we purchased four forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The four contracts expire quarterly beginning November 2021 and ending August 2022. The forward contracts have a notional amount of €15.0 million and a weighted average forward rate of 1.1789.

On September 18, 2020, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan bringing the total authorized repurchase amount to $12.0 million.

Management has evaluated subsequent events through September 21, 2020, the date the Statements were available to be issued and there are no additional subsequent events that would require adjustment to or disclosure in the Statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2020. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2020 based on the criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information called for under Items 10- 14 of this Part III will be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 4, 2020, to be filed on or before October 28, 2020.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2020 and 2019;

•	Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended June 30, 2020 and 2019;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2020 and 2019;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2020 and 2019; and

•	Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.5	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003
10.6	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.9	2009 Omnibus Incentive Plan*	Attachment D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009
10.10	Nonqualified Incentive Plan*	Exhibit 10.1 to NAI’s Current Report on Form 8-K dated July 16, 2020, filed with the commission on July 22, 2020
10.21	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.23	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.30	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.33	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of November 1, 2014	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated December 22, 2014 filed with the commission on December 24, 2014.
10.37	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of April 1, 2014	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.38	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini effective July 1, 2014 (English translation)	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.39	Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective October 1, 2015*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.40	Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective October 1, 2015*	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.41	Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective October 1, 2015*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the commission on November 12, 2015.
10.42	First amendment to credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of February 1, 2016	Exhibit 10.01 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the commission on February 9, 2016.
10.44	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective September 1, 2016*	NAI’s Current Report on Form 8-K dated September 1, 2016, filed with the commission on September 6, 2016
10.45	Second Amendment to the Credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of March 28, 2017	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the commission on May 15, 2017

10.47	Exclusive Manufacturing Agreement by and between NAI and the Juice Plus+ Company dated August 7, 2017	Exhibit 10.45 of NAI’s Current Report on Form 8-K filed with the commission on August 11, 2017
10.48	Restricted Stock Agreement by and between NAI and the Juice Plus+ Company dated August 7, 2017	Exhibit 10.46 of NAI’s Current Report on Form 8-K filed with the commission on August 11, 2017
10.49	Third amendment to the Credit agreement by and between NAI and Wells Fargo Bank N.A. effective as of September 30, 2017	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, filed with the commission on November 13, 2017
10.51	Fourth Amendment to the Credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of March 20, 2018	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the commission on May 14, 2018
10.52	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank N.A. dated March 20, 2018 in the amount of $10,000,000	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the commission on May 14, 2018
10.53	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2018*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.54	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2018*	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.55	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2018*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.56	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.4 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.57	Lease of Parking Places in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.5 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.58	Lease of Facilities in Manno, Switzerland between NAIE and Sofinol SA dated November 5, 2018	Exhibit 10.6 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.60	Amended and Restated Exclusive Manufacturing Agreement with Juice Plus+ dated March 31, 2019	Exhibit 10.48 of NAI’s Current Report on Form 8-K Form 8-K dated March 31, 2019, filed with the commission on April 5, 2019
10.61	Third amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2019*	Exhibit 10.61 of NAI's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the commission on September 24, 2019.
10.62	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of July 1, 2019	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated July 26, 2019 filed with the commission on July 30, 2019
10.63	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank N.A. dated July 1, 2019 in the amount of $10,000,000	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated July 26, 2019 filed with the commission on July 30, 2019
10.64	Security Agreement by and between NAI and Wells Fargo effective as of July 1, 2019	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated July 26, 2019 filed with the commission on July 30, 2019
21	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2020

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and Chairman of the Board of Directors	September 21, 2020
(Mark A. LeDoux)	(principal executive officer)

/s/ Michael E. Fortin	Chief Financial Officer	September 21, 2020
(Michael E. Fortin)	(principal financial officer and principal accounting officer)

/s/ Joe E. Davis	Director	September 21, 2020
(Joe E. Davis)

/s/ Alan G. Dunn	Director	September 21, 2020
(Alan G. Dunn)

/s/ Alan J. Lane	Director	September 21, 2020
(Alan J. Lane)

/s/ Lee G. Weldon	Director	September 21, 2020
(Lee G. Weldon)

/s/ L. Kay Matherly	Director	September 21, 2020
(L. Kay Matherly)