Form 10-Q
period 2020-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2020-11-10
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 9, 2020, 6,475,670 shares of NAI's common stock were outstanding, net of 2,386,688 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q quarterly report (this “Report”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. Examples of forward-looking statements include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of fact. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “approximate,” “predict,” “forecast,” or “project,” or the negative or other variation of such words, and similar expressions may each identify a statement as a forward-looking statement. Any statements contained herein that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about our future operating results, are forward-looking statements. Forward-looking statements in this Report may include statements about:

•

the impact, of the Covid-19 Pandemic (“COVID-19”) and other external factors both within and outside of our control, on our business and results in operations including variations in our quarterly net sales , our employees, supply chain, vendors and customers;

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	our ability to develop market acceptance for and increase sales of new products, develop relationships with new customers and maintain or improve existing customer relationships;
•	inventory levels, including the adequacy of quality raw material and other inventory levels to meet future customer demand, in particular assumptions regarding the impact of the COVID-19 pandemic;
•	our ability to protect our intellectual property;
•	future economic and political conditions, including implementation of new or increased tariffs;
•	our ability to improve operating efficiencies, manage costs and business risks, and improve or maintain profitability;
•

currency exchange rates and their effect on our results of operations (including amounts that we may reclassify as earnings), the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	the outcome of currently pending litigation, regulatory and tax matters, the costs associated with such matters and the effect of such matters on our business and results of operations;
•	sources, availability and quality of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•	the future adequacy, and intended use, of our facilities;
•	potential manufacturing and distribution channels, product returns, and product recalls;
•	future customer orders;
•	the impact of external factors on our business and results of operations, especially, for example, variations in quarterly net sales from seasonal and other external factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMPs);
•	our ability to successfully expand our operations, including outside the United States (U.S.);
•	the adequacy of our financial reserves and allowances;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from our operations, to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this report underlying or relating to any forward-looking statements.

Forward-looking statements in this Report speak only as of the date of this Report based on information available to us at that time and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain future events, risks, and uncertainties that are or may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this Report as they identify certain important factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part II and elsewhere in this Report, as well as in other reports and documents we have filed and will file with the United States Securities and Exchange Commission (SEC).

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2020	June 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,366	$30,478
Accounts receivable - less allowance for doubtful accounts of $3,229 at September 30, 2020 and $3,240 at June 30, 2020	19,168	17,001
Inventories, net	35,165	27,972
Income tax receivable	1,458	848
Forward contracts	—	450
Prepaids and other current assets	3,253	2,275
Total current assets	86,410	79,024
Property and equipment, net	22,039	21,523
Operating lease right-of-use assets	17,696	18,354
Deferred tax asset – noncurrent	1,004	196
Other noncurrent assets, net	1,407	1,106
Total assets	$128,556	$120,203
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,769	$12,509
Accrued liabilities	3,014	1,627
Accrued compensation and employee benefits	2,207	2,660
Forward contracts	2,507	—
Income taxes payable	1,636	1,010
Lines of credit – current	10,000	10,000
Total current liabilities	37,133	27,806
Long-term liability – operating leases	18,330	18,782
Noncurrent forward contracts	—	195
Long-term pension liability	712	696
Income taxes payable, noncurrent	1,250	1,349
Total liabilities	57,425	48,828
Commitments and contingencies (Note L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,516,290 at September 30, 2020 and 6,752,372 at June 30, 2020	87	87
Additional paid-in capital	28,353	27,992
Retained earnings	58,439	56,181
Treasury stock, at cost, 2,340,387 shares at September 30, 2020 and 2,104,305 June 30, 2020	(13,445)	(11,702)
Accumulated other comprehensive loss	(2,303)	(1,183)
Total stockholders’ equity	71,131	71,375
Total liabilities and stockholders’ equity	$128,556	$120,203

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Net sales	$39,726	$29,195
Cost of goods sold	33,721	24,811
Gross profit	6,005	4,384
Selling, general and administrative	3,920	4,439

Income (loss) from operations	2,085	(55)

Other (expense) income:
Interest income	—	79
Interest expense	(46)	(4)
Foreign exchange (loss) gain	(265)	109
Other, net	(10)	(7)
Total other (expense) income	(321)	177

Income before income taxes	1,764	122
(Benefit) provision for income taxes	(494)	26
Net income	$2,258	$96

Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(1,120)	387

Comprehensive income	$1,138	$483

Net income per common share:
Basic	$0.35	$0.01
Diluted	$0.35	$0.01

Weighted average common shares outstanding
Basic	6,418,093	6,841,241
Diluted	6,470,978	6,985,226

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Three-Month Period Ended September 30, 2020 and 2019

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2020	8,856,677	$87	$27,992	$56,181	2,104,305	$(11,702)	$(1,183)	$71,375
Compensation expense related to stock compensation plans	—	—	361	—	—	—	—	361
Repurchase of common stock	—	—	—	—	236,082	(1,743)	—	(1,743)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,120)	(1,120)
Net income	—	—	—	2,258	—	—	—	2,258
Balance, September 30, 2020	8,856,677	$87	$28,353	$58,439	2,340,387	$(13,445)	$(2,303)	$71,131

Balance, June 30, 2019	8,851,677	$87	$26,280	$57,380	1,626,605	$(7,955)	$292	$76,084
Compensation expense related to stock compensation plans	—	—	433	—	—	—	—	433
Repurchase of common stock	—	—	—	—	1,717	(15)	—	(15)
Forfeiture of restricted stock	—	—	—	—	15,000	—	—	—
Cumulative-effect adjustment pursuant to adoption of ASU 2016-02	—	—	—	420	—	—	—	420
Reclassification pursuant to adoption of ASU 2018-02	—	—	—	128	—	—	(128)	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	387	387
Net income	—	—	—	96	—	—	—	96
Balance, September 30, 2019	8,851,677	$87	$26,713	$58,024	1,643,322	$(7,970)	$551	$77,405

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$2,258	$96
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	963	972
Non-cash compensation	361	433
Non-cash lease expenses	206	(94)
Deferred income taxes	(469)	—
Pension expense, net of contributions	16	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,167)	2,211
Inventories, net	(7,193)	1,159
Prepaids and other assets	(1,167)	(356)
Accounts payable and accrued liabilities	6,647	779
Forward contracts	1,191	(336)
Accrued compensation and employee benefits	(453)	(298)
Income taxes	(83)	27
Net cash provided by operating activities	110	4,593

Cash flows from investing activities
Purchases of property and equipment	(1,479)	(1,118)
Net cash used in investing activities	(1,479)	(1,118)

Cash flows from financing activities
Repurchase of common stock	(1,743)	(15)
Net cash used in financing activities	(1,743)	(15)

Net (decrease) increase in cash and cash equivalents	(3,112)	3,460
Cash and cash equivalents at beginning of period	30,478	25,040
Cash and cash equivalents at end of period	$27,366	$28,500

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$46	$4
Taxes	$44	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

You should read the financial statements and these notes, which notes are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“2020 Annual Report”). The accounting policies used to prepare the financial statements included in this Report are the same policies described in the notes to the consolidated financial statements in our 2020 Annual Report unless otherwise noted below.

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the three months ended September 30, 2020.

Recently Issued Accounting and Regulatory Pronouncements

In November 2020, the SEC issued Release No. 33-10825, Modernization of Regulation S-K Items 101, 103, and 105, which release amends and clarifies certain of our financial reporting requirements. This release will primarily impact risk factor disclosures in our future Annual Reports.

Other recently issued accounting pronouncements are not discussed in this Report as such pronouncements did not have, and are not believed by management to have, a material impact on our present or future financial statements.

Net Income per Common Share

We compute net income per common share using the weighted average number of common shares outstanding during the period, and diluted net income per common share using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options and unvested restricted shares account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net income per common share as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2020	2019
Numerator
Net income	$2,258	$96

Denominator
Basic weighted average common shares outstanding	6,418	6,841
Dilutive effect of stock options and restricted stock	53	144
Diluted weighted average common shares outstanding	6,471	6,985

Basic net income per common share	$0.35	$0.01

Diluted net income per common share	$0.35	$0.01

During the three months ended September 30, 2020 we excluded shares related to stock options totaling 90,000 and 116,658 shares of unvested restricted stock, as their impact would have been anti-dilutive. We did not exclude any stock options or restricted stock shares for the three months ended September 30, 2019 as none would have had an anti-dilutive impact.

Revenue Recognition

We record revenue based on a five-step model that includes: (1) identifying a contract with a customer; (2) identifying the performance obligations in that contract; (3) determining the total transaction price; (4) allocating that transaction price among the performance obligations; and (5) recognizing revenue as each of the various performance obligations are satisfied.

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling one or more performance obligations. We identify purchase orders from customers as contracts. The amount of consideration expected to be received, and thus revenue recognized, includes estimates of variable consideration, including estimates for early payment discounts and volume rebates. Such estimates are calculated using historical averages, adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period and the impact of any adjustments is recognized in the period those adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider both the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer contracts, which is typically 30 days from the invoice date. Invoices are generally issued on the date of transfer of control of the products ordered to the customer.

Revenue is recognized at the point in time that each of our performance obligations is fulfilled, and control of ordered products is transferred to the customer. This transfer occurs when the product is shipped, or in some cases, when the product is delivered to the customer.

We provide early payment discounts to certain customers. Based on historical payment trends, we expect that these customers will continue to take advantage of these early payment discounts. The cost of these discounts is reported as a reduction to the transaction price of customer contracts. If the actual discounts differ from those estimated, the difference is also reported as a change in the transaction price.

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of September 30, 2020, we have no liability recorded for estimated returns of products.

We have an Exclusive Manufacturing Agreement with Juice Plus+, as amended and restated on March 31, 2019, (the "JP Agreement"). Pursuant to the JP Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. The JP Agreement is effective through August 6, 2025. As part of the JP Agreement, we provide Juice Plus+ a cash discount that is amortized ratably over the remaining life of the JP Agreement based on the full value of the cash discount expected to be given over the same period. We recorded $0.4 million of cash sales discount during the three months ended September 30, 2020 and $0.4 million during the three months ended September 30, 2019.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as “beta-alanine”, which we market and sell under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $2.7 million during the three months ended September 30, 2020. We similarly recorded $3.2 million during the three months ended September 30, 2019.  These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $0.1 million during the three months ended September 30, 2020. We recognized $0.2 million of royalty expense during the three months ended September 30, 2019.

Stock-Based Compensation

We had an omnibus equity incentive plan that was approved by our Board of Directors effective October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009 ("2009 Plan"). Under the 2009 Plan, we granted nonqualified and incentive stock options and restricted stock grants to employees, non-employee directors and consultants. The 2009 Plan expired on October 15, 2019. The Board of Directors approved a new omnibus equity incentive plan to be effective October 15, 2019 (“2019 Plan”), subject to stockholder approval. However, the 2019 Plan was not approved by our stockholders and therefore did not become effective. We currently do not have an equity incentive plan but may still be recording exercises and forfeitures under the 2009 Plan.

We did not grant any options during each of the three month periods ending September 30, 2020 and September 30, 2019, respectively. All remaining outstanding stock options are fully vested. No options were exercised during the three month period ending September 30, 2020 and September 30, 2019. There were no option forfeitures during the three month periods ended September 30, 2020 or September 30, 2019.

We did not grant any restricted stock shares during the three months ending September 30, 2020 or September 30, 2019. No restricted stock shares were forfeited during the three months ended September 30, 2020. During the three months ended September 30, 2019, 15,000 restricted stock shares were forfeited. Our net income included stock based compensation expense in connection with prior restricted stock grants of approximately $0.4 million for the three months ended September 30, 2020. Our net income included stock based compensation expense in connection with prior restricted stock grants of approximately $0.4 million for the three months ended September 30, 2019.

Deferred Compensation Plan

Effective July 16, 2020, the Board of Directors approved and adopted a Non-Qualified Incentive Plan (the “NQ Plan”). Pursuant to the NQ Plan, the Human Resources Committee and the Board of Directors may make deferred cash payments or other cash awards (“Awards”) to directors, officers, employees and eligible consultants of NAI (“Participants”). These Awards are made subject to conditions precedent that must be met before NAI is obligated to make the payment. The purpose of the NQ Plan is to enhance the long-term stockholder value of NAI by providing the Human Resources Committee and the Board of Directors the ability to make deferred cash payments or other cash awards to encourage Participants to serve NAI or to remain in the service of NAI, or to assist NAI to achieve results determined by the Human Resources Committee or the Board of Directors to be in NAI's best interest.

The NQ Plan authorizes the Human Resources Committee or the Board of Directors to grant to, and administer, unsecured and deferred cash Awards to Participants and to subject each Award to whatever conditions are determined appropriate by the Human Resources Committee or the Board of Directors. The terms of each Award, including the amount and any conditions that must be met to be entitled to payment of the Award are set forth in an Award Agreement between each Participant and NAI. The NQ Plan provides the Board of Directors with the discretion to set aside assets to fund the NQ Plan although that has not been done to date.

On July 16, 2020, deferred cash awards of $1.0 million were granted to various officers, directors and employees of NAI pursuant to the NQ Plan, each providing for three equal cash payments to the Participant, each of which shall be paid on the one year, and two year, and three year anniversary of the date of the grant of such Award (the “Award Date”); provided that, on the date of each payment (the “Payment Date”), the Participant has been since Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments shall be made in connection with the Award.

Fair Value of Financial Instruments

Except for cash and cash equivalents and assets and liabilities related to our pension plan, as of September 30, 2020 and June 30, 2020, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair value of our forward exchange contracts as of September 30, 2020 was a net liability of $2.4 million. The fair value of our forward exchange contracts as of June 30, 2020 included a net asset of $0.3 million. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third party bank. We also classify our outstanding line of credit balance as a Level 2 liability, as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of September 30, 2020, and June 30, 2020, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2020 or the three months ended September 30, 2020.

COVID-19 Pandemic

We continue to monitor and evaluate the risks to public health and the impact on overall global business activity related to the COVID-19 pandemic, including its potential impacts on our employees, customers, suppliers and financial results. As the situation remains fluid, it is difficult to predict the duration and scope of the pandemic and its impact on our business. However, it may result in a material adverse impact to our financial position, operations and cash flows if conditions persist or worsen.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Raw materials	$26,507	$20,863
Work in progress	6,111	3,447
Finished goods	3,926	4,936
Reserve	(1,379)	(1,274)
	$35,165	$27,972

The inventory reserve includes $0.8 million as of September 30, 2020 and $1.0 million as of June 30, 2020 related to one of our former customers, Kaged Muscle. We are working with this former customer to transition to a replacement manufacturer, including the transfer of inventory items we hold specific to this customer. However, due to the uncertainty regarding the future operations of this former customer, we recorded a reserve against inventory specific to this customer equal to the estimated net realizable value of those items. During the three months ended September 30, 2020 our inventory reserve related to this customer was reduced by $0.2 million due to amounts purchased by the customer and their new contract manufacturer.

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			September 30, 2020	June 30, 2020
Land	NA			$1,200	$1,200
Building and building improvements	7	–	39	3,743	3,743
Machinery and equipment	3	–	12	34,755	33,405
Office equipment and furniture	3	–	5	5,360	5,318
Vehicles		3		255	255
Leasehold improvements	1	–	15	18,117	18,031
Total property and equipment				63,430	61,952
Less: accumulated depreciation and amortization				(41,391)	(40,429)
Property and equipment, net				$22,039	$21,523

D. Other Comprehensive Loss

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended
	September 30, 2020
		Unrealized
	Defined	Gains
	Benefit	(Losses) on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(888)	$(295)	$(1,183)
OCI/OCL before reclassifications	-	(2,063)	(2,063)
Amounts reclassified from OCI	-	604	604
Tax effect of OCI activity	-	339	339
Net current period OCI/OCL	-	(1,120)	(1,120)

Ending Balance	$(888)	$(1,415)	$(2,303)

	Three Months Ended
	September 30, 2019
		Unrealized
	Defined	Gains
	Benefit	(Losses) on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(491)	$783	$292
ASU 2018-02 Adjustment	(74)	(54)	(128)
OCI/OCL before reclassifications	-	1,301	1,301
Amounts reclassified from OCI	-	(804)	(804)
Tax effect of OCI activity	-	(110)	(110)
Net current period OCI/OCL	(74)	333	259

Ending Balance	$(565)	$1,116	$551

ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, allows for a reclassification from accumulated other comprehensive income (OCI) to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. Under this ASU, we reclassified $0.1 million of gains from OCI to retained earnings for the three months ended September 30, 2019.

E. Leases

On July 1, 2019, we adopted FASB Accounting Standards Codification (“ASC”), Topic 842, Leases, or ASC 842, which requires the recognition of the “Right of Use Assets” and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of July 1, 2019, which is the date of initial application. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease expenses are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the Right of Use Asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no material difference in our results of operations presented in our Condensed Consolidated Statement of Income and Comprehensive Income for each period presented.

We adopted ASC 842 using a modified retrospective approach for all leases existing at July 1, 2019. The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease Right of Use Assets and the liability for operating leases. Upon adoption, leases that were previously classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $20.7 million to operating lease Right of Use Assets and an adjustment of $20.9 million to the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of July 1, 2019, and using the expected lease term(s), including any optional renewals, as the length of time over which to discount payments. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether existing contracts are or contain a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

Other information related to leases was as follows (in thousands):

Supplemental Cash Flows Information	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$820	$781
Operating lease liabilities arising from obtaining Right of Use Assets for new leases	—	—
Operating lease liabilities arising from recording Right of Use Assets upon adoption of ASC 842	—	20,897

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

Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. Substantially all our operating leases are comprised of payments for the use of manufacturing space. We have no leases classified as finance leases. As of September 30, 2020, the weighted average remaining lease term for our operating leases was 7.0 years. The weighted average discount rate for our operating leases was 3.25%. As of June 30, 2020, the weighted average remaining lease term for our operating leases was 7.2 years. The weighted average discount rate was 3.24%.

For all leases at the lease commencement date, a Right of Use Asset and a lease liability are recognized. The Right of Use Asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

The Right of Use Asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All Right of Use Assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate for the same term as the underlying lease. For our real estate and other operating leases, we use our secured incremental borrowing rate.

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

Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the Right of Use Asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense.

We have elected not to recognize Right of Use Assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases if we had used Right of Use Assets and lease liabilities would not have been material.

F. Debt

On July 1, 2019, we executed an amendment to our credit facility with Wells Fargo Bank, N.A. to extend the maturity date for our working line of credit from February 1, 2021, to November 1, 2022. The Credit Agreement provides us with a credit line of up to $10.0 million. The line of credit may be used to finance working capital requirements. There was no commitment fee required as part of this amendment.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time; and (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by us from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.25% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.25% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences between payment under a fixed rate versus payment under the variable rate for each month from the month of prepayment through the month in which the then applicable fixed rate term matures. On September 30, 2020, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

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

In light of the global economic uncertainty related to COVID-19 and as a preventative measure to provide our business with potentially necessary liquidity, and out of an abundance of caution, we withdrew $10 million from our credit facility with Wells Fargo during the fiscal year ended June 30, 2020. While we have not yet experienced any significant negative effects related to COVID-19 and notwithstanding our belief that our cash position and working capital excluding this $10.0 million borrowing is sufficient to support our ongoing operations, we deemed it prudent to borrow against our line of credit to ensure that such funds would be available to us if and when we need them. As of September 30, 2020, we did not have any remaining availability under our credit facilities.

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

	Three Months Ended September 30,
	2020		2019

Customer 1	$23,958		$14,354
Customer 2	(a	)	3,970
Customer 3	(a	)	3,225
	$23,958		$21,549

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

	Three Months Ended September 30,
	2020	2019

Supplier 1	$3,375	(a)
	$3,375	(a)

(a)          Purchases were less than 10% of the respective period’s total raw material purchases.

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with two of our largest customers, whose receivable balances collectively represented 55.8% of gross accounts receivable at September 30, 2020 and 65.7% at June 30, 2020. As of September 30, 2020 and June 30, 2020, we had a receivable balance of $3.3 million from a former contract manufacturing customer that we have recorded a bad debt reserve equal to 100% of this outstanding balance and thus did not reflect it in the percentages listed above. Additionally, amounts due related to our beta-alanine raw material sales were 4.9% of gross accounts receivable at September 30, 2020, and 2.5% of gross accounts receivable at June 30, 2020. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

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

We evaluate performance of these segments based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before the allocation of certain corporate level expenses. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. Transfers of raw materials between segments are recorded at cost. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A. above and in the consolidated financial statements included in our 2020 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Net Sales
Private-label contract manufacturing	$37,047	$26,009
Patent and trademark licensing	2,679	3,186
Total Net Sales	$39,726	$29,195

	Three Months Ended September 30,
	2020	2019
Income (Loss) from Operations
Private-label contract manufacturing	$3,424	$1,613
Patent and trademark licensing	670	213
Income from operations of reportable segments	4,094	1,826
Corporate expenses not allocated to segments	(2,009)	(1,881)
Total Income (Loss) from Operations	$2,085	$(55)

	September 30, 2020	June 30, 2020
Total Assets
Private-label contract manufacturing	$107,730	$100,094
Patent and trademark licensing	20,826	20,109
	$128,556	$120,203

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2020	2019

United States	$19,785	$18,185
Markets outside of the United States	19,941	11,010
Total	$39,726	$29,195

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 86% of net sales in markets outside the U.S. for the three months ended September 30, 2020. Products manufactured by NAIE accounted for 89% of net sales in markets outside the U.S. for the three months ended September 30, 2019. No products manufactured by NAIE were sold in U.S. markets during the three month periods ended September 30, 2020 and 2019.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	September 30, 2020	June 30, 2020
United States	$21,272	$21,769
Europe	18,463	18,108
Total Long-Lived Assets	$39,735	$39,877

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	September 30, 2020	June 30, 2020
United States	$72,768	$66,489
Europe	55,788	53,714
Total Assets	$128,556	$120,203

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019
United States	$249	$406
Europe	1,230	712
Total Capital Expenditures	$1,479	$1,118

I. Income Taxes

Our effective tax rate for the three months ended September 30, 2020 was (28.0%). Our effective rates differ from the fiscal 2021 U.S. federal statutory rate of 21% primarily due to a discrete tax benefit discussed below. Our effective tax rate for the three months ended September 30, 2019 was 21.3%.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the Tax Cuts and Jobs Act (“TCJ Act”), and estimated income tax payments. The CARES Act also allows net operating losses (NOL) to be carried back five years.  We expect to use this carryback period for the NOL generated with our June 30, 2020 federal tax return, and have recorded a discrete tax benefit in the current quarter, as discussed below.

On July 23, 2020, the Department of Treasury issued final regulations which provide an exclusion to the global intangible low-taxed income (GILTI) calculation on an elective basis.  These regulations were effective September 21, 2020 and may be retroactively. Under these new regulations, we are able to exclude the GILTI calculation from our domestic taxable income if the deemed effective tax rate at our foreign subsidiary is greater than 18.9%.  We assessed this rate, including the implementation of certain tax strategies, and we have determined that our effective rate at NAIE is greater than 18.9% as of the year ending June 30, 2020.  We reassessed our estimated taxes for fiscal 2020 and in the three months ended September 30, 2020 we recorded a reduction to our fiscal 2020 estimated taxes of $0.4 million as a discrete benefit.  As a result of this adjustment, we now expect our domestic tax return will reflect a net operating loss and, in accordance with the CARES ACT, we plan on carrying this loss back to fiscal 2015, which reflected a higher federal tax rate.  Due to this rate differential we have recorded a permanent discrete tax benefit of $0.3 million during the three months ended September 30, 2020.  As a result of this tax planning strategy for NAIE, during the three months ended September 30, 2020 we have recorded additional foreign estimated tax expense of $0.4 million and we have reversed our deferred tax liability of $0.5 million.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended September 30, 2020, there was no change to our valuation allowance for our deferred tax assets.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates for each of the jurisdictions in which we operate. Deferred tax assets and liabilities are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled using the tax rates then in effect. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date for such new rates.

We are subject to taxation in Switzerland and in the U.S. at the federal level and in various state jurisdictions. Our tax years for the fiscal year ended June 30, 2017 and forward are subject to examination by the U.S. tax authorities. Our tax years for the fiscal years ended June 30, 2007 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2019 and forward are subject to examination by the Swiss tax authorities.

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly, and adjustments are made as events occur that we believe warrant adjustments to those reserves. There were no adjustments to reserves in the three month periods ended September 30, 2020.

J. Treasury Stock

On September 18, 2020, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan (“Repurchase Plan”), thus bringing the total authorized repurchase amount to $12.0 million. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions.

During the three months ended September 30, 2020 we repurchased 235,390 shares at a weighted average cost of $7.38 and a total cost of $1.7 million under this Repurchase Plan. During the three months ended September 30, 2019 we repurchased 1,031 shares at a weighted average cost of $8.44 and a total cost of $8,700 under this Repurchase Plan.

During the three months ended September 30, 2020, we acquired 692 shares from employees in connection with restricted stock shares that vested during that year at a weighted average cost of $6.74 per share and a total cost of $5,000. During the three months ended September 30, 2019, we acquired 686 shares from employees in connection with restricted stock shares that vested during the period at a weighted average cost of $9.90 per share and a total cost of $7,000. These shares were returned to us by the subject employees and in exchange we paid each employee’s required tax withholding liability incurred due to the vesting of their restricted stock shares during that period. The valuation of the shares we acquired and the number of shares returned to us was calculated based on the closing share price on the date the shares vested.

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

As of September 30, 2020, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2022. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest income or expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three months ended September 30, 2020 and September 30, 2019.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three months ended September 30, 2020 and September 30, 2019, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of September 30, 2020, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $75.7 million (EUR 66.2 million). As of September 30, 2020, a net loss of approximately $1.8 million related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $1.9 million will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of September 30, 2020, $2.5 million of the fair value of our cash flow hedges was classified as a short term liability, and $0.1 million was classified as other noncurrent assets in our Consolidated Balance Sheets. During the three months ended September 30, 2020, we recognized $2.1 million of net losses in OCI, and reclassified $0.6 million of losses and forward point amortization from OCI to Sales. As of June 30, 2020, $0.5 million of the fair value of our cash flow hedges was classified as a current asset, and $0.2 million was classified as a long-term liability in our Consolidated Balance Sheets. During the three months ended September 30, 2019, we recognized $1.3 million of net gains in OCI, reclassified $0.8 million of gains and forward point amortization from OCI to Sales, and reclassified $54,000 of gains from OCI to Other Income.

L. Contingencies

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to product liability, employment, intellectual property, regulatory, contract or other matters. The resolution of these matters as they arise may be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we currently do not believe the resolution of these matters will result in a material adverse effect on our business, consolidated financial condition, or results of operations. However, a settlement payment or unfavorable outcome could be greater than we currently anticipate and if so, could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes we do not expect.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2020. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2020 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the first three months of fiscal 2021, our net sales were 36% higher than in the first three months of fiscal 2020. Private-label contract manufacturing sales increased 42% due primarily to higher sales to our largest customer including increased shipments of existing products and sales of a newly awarded product, as well as sales of new products to other new and existing customers, partially offset by a reduction due to a discontinued customer relationship. A significant portion of these increased sales was directly related to higher sales of immune and wellness products sold by our customers during the COVID-19 pandemic period. We currently believe this sales trend will continue for at least the remainder of our fiscal 2021. Sales to our largest private-label contract manufacturing customer increased 67% as compared to the same period in the prior year. Revenue concentration risk for our largest private-label contract manufacturing customer as a percentage of our total net sales increased from 49% to 60% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. We expect our annualized fiscal year 2021 revenue concentration for this customer to be higher than fiscal year 2020.

During the first three months of fiscal 2021, CarnoSyn® beta-alanine revenue decreased 16% to $2.7 million, compared to revenue of $3.2 million for the first three months of fiscal 2020. The decrease in beta-alanine revenue was due to decreased material shipments primarily resulting from certain of our former customers discontinuing the use of CarnoSyn® beta-alanine in favor of generic beta-alanine and the negative impact COVID-19 has had on the sports nutrition industry due to continued limitations on athletic activities and gyms, partially offset by an increase in royalty income.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our recent efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred litigation and patent compliance expenses of approximately $0.4 million during the first three months of fiscal 2021 as compared to $0.8 million during the comparable period in fiscal 2020. The decrease in these legal expenses on a year over year basis was primarily due to the successful resolution of several cases that were settled. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2021, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

Based on our current sales order volumes and future period sales forecasts we have received from our customers, we expect our annualized fiscal 2021 net sales to increase between 30% to 50% as compared to fiscal 2020. We also expect to generate operating income between 5% to 7% of net sales for our fiscal year ending June 30, 2021. There can be no assurance our expectations will result in the currently anticipated increase in net sales, or operating income. Notwithstanding we are closely monitoring the impact of the COVID-19 pandemic, we cannot reliably estimate the length of time or severity of the pandemic, and cannot reliably estimate the total impact this pandemic may have on our consolidated financial results for the remainder of fiscal 2021 and beyond.

During the remainder of fiscal year 2021, we also plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and to assist us in developing relationships with additional quality oriented customers;

•

Expanding the commercialization of our beta-alanine patent estate through raw material sales, developing a new sales distribution channel under the Wellness and Healthy Aging category for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, exploiting new contract manufacturing opportunities license and royalty agreements, and protecting our proprietary rights; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires we make estimates and assumptions that affect the amounts reported in our financial statements and the accompanying notes. We have identified certain policies we believe are important to the accurate and complete portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions.

Our critical accounting policies are discussed under Item 7 of our 2020 Annual Report and recently adopted and issued accounting pronouncements are discussed under Item 1, Note A to our Notes to Condensed Consolidated Financial Statements contained in this Report.

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2020	2019	% Change
Private-label contract manufacturing	$37,047	$26,009	42%
Patent and trademark licensing	2,679	3,186	(16)%
Total net sales	39,726	29,195	36%
Cost of goods sold	33,721	24,811	36%
Gross profit	6,005	4,384	37%
Gross profit %	15.1%	15.0%

Selling, general and administrative expenses	3,920	4,439	(12)%
% of net sales	9.9%	15.2%

Income (loss) from operations	2,085	(55)	3,891%
% of net sales	5.2%	(0.2%)

Total other (expense) income	(321)	177	(281)%
Income before income taxes	1,764	122	1,346%
% of net sales	4.4%	0.4%

(Benefit) provision for income taxes	(494)	26	(2,000)%
Net income	$2,258	$96	2,252%
% of net sales	5.7%	0.3%

Private-label contract manufacturing net sales increased 42% during the three months ended September 30, 2020 when compared to the same period in the prior year. The increase was due primarily to sales of new products to new and existing customers and higher sales of existing products to existing customers, partially offset by a reduction due to a discontinued customer relationship.

Net sales from our patent and trademark licensing segment decreased 16% during the three months ended September 30, 2020 when compared to the same period in the prior year. The decrease in beta-alanine sales during the three months ended September 30, 2020 was due to decreased material shipments primarily resulting from certain of our former customers discontinuing the use of CarnoSyn® beta-alanine in favor of generic beta-alanine and the negative impact COVID-19 has had on the sports nutrition industry due to continued limitations on athletic activities and gyms, partially offset by an increase in royalty income.

The change in gross profit margin for the three months ended September 30, 2020, was as follows:

Three Months
Ended

Contract manufacturing(1)	2.1%
Patent and trademark licensing(2)	(2.0)
Total change in gross profit margin	0.1%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 2.1 percentage points during the three months ended September 30, 2020 when compared to the comparable prior year period. The increase in gross profit as a percentage of sales for private-label contract manufacturing is primarily due to a marginal decrease in per unit manufacturing costs due to increased sales and a favorable sales mix.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 2.0 percentage points during the three months ended September 30, 2020 when compared to the comparable prior year period. The decrease was primarily due to decreased patent and trademark licensing net sales as a percentage of total consolidated net sales.

Selling, general and administrative expenses decreased $0.5 million, or 12%, during the three months ended September 30, 2020, as compared to the comparable prior year period, primarily due to decreased litigation costs associated with our patent and trademark licensing business.

Other income, net, decreased $0.5 million during the three months ended September 30, 2020, when compared to the comparable prior year period. The decrease was primarily due to the unfavorable foreign exchange revaluation activity associated with our balance sheet and the fluctuations in unhedged foreign currency rates.

Our income tax expense decreased $0.5 million, during the three months ended September 30, 2020, primarily related to a discrete tax benefit of $0.9 million recorded in the three months ended September 30, 2020, offset by higher taxable income for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $0.1 million for the three months ended September 30, 2020 compared to net cash provided by operating activities of $4.6 million in the comparable period in the prior fiscal year.

At September 30, 2020, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, used $2.2 million in cash compared to providing $2.2 million of cash during the comparable three month period in the prior year. The decrease in cash provided by accounts receivable during the three months ended September 30, 2020 primarily resulted from increased sales and the timing of sales and related collections. Days sales outstanding was 42 days during the three months ended September 30, 2020 as compared to 47 days for the prior year period.

Changes in inventory used $7.2 million in cash during the three months ended September 30, 2020 compared to providing $1.2 million in the comparable prior year period. The change in cash related to inventory during the three months ended September 30, 2020 was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to same period in the prior year. Changes in accounts payable and accrued liabilities provided $6.6 million in cash during the three months ended September 30, 2020 compared to providing $0.8 million during the three months ended September 30, 2019. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the three months ended September 30, 2020 was $1.5 million compared to $1.1 million in the comparable prior year period. The primary reason for the change was due to increased capital equipment purchases during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Capital expenditures during fiscal 2020 and fiscal 2019 were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities.

Cash used in financing activities for the three months ended September 30, 2020, was $1.7 million, compared to $15,000 used in the comparable prior year period. This is primarily due to increased repurchases of our stock.

At September 30, 2020 we had $10.0 million due in connection with our loan facility. During the three months ending September 30, 2020, we were in compliance with all of the financial and other covenants required under the Credit Agreement. Refer to Item 1, Note F., "Debt," in this Quarterly Report, for terms of our Credit Agreement and additional information.

As of September 30, 2020, we had $27.4 million in cash and cash equivalents. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the notes to our consolidated financial statements included under Item 1, Note A. of this Report. Other than those pronouncements, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2020.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 10, 2020, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business.

There is no assurance NAI will prevail in these litigation matters or in similar proceedings NAI or others may initiate or that litigation expenses will not be greater than anticipated.

ITEM 1A.  RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2020 Annual Report, as well as the other information in our 2020 Annual Report, this Report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline, and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three month periods ended September 30, 2020 and September 30, 2019.

Repurchases

During the three months ended September 30, 2020 we repurchased 235,390 shares of our common stock at a total cost of $1.7 million (including commissions and transaction fees) as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of September 30, 2020) (in thousands)
July 1, 2020 to July 31, 2020	7,931	$6.94	7,931	—
August 1, 2020 to August 31, 2020	216,492	$7.37	216,492	—
September 1, 2020 to September 30, 2020	10,967	$8.07	10,967	—
Total	235,390		235,390	$1,963

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

Date: November 10, 2020

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)