Form 10-Q
period 2020-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2021-02-09
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECMBER 31, 2020

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

Indicate by check mark whether NAI (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that NAI was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether NAI has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that NAI was required to submit and post such files).    ☒  Yes     ☐  No

Indicate by check mark whether NAI is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

As of February 9, 2021, 6,358,114 shares of NAI's common stock were outstanding, net of 2,529,005 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2020	June 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,629	$30,478
Accounts receivable - less allowance for doubtful accounts of $3,185 at December 31, 2020 and $3,240 at June 30, 2020	17,062	17,001
Inventories, net	34,466	27,972
Income tax receivable	200	848
Forward contracts	—	450
Prepaids and other current assets	3,060	2,275
Total current assets	83,417	79,024
Property and equipment, net	22,409	21,523
Operating lease right-of-use assets	17,034	18,354
Deferred tax asset – noncurrent	1,262	196
Other noncurrent assets, net	1,397	1,106
Total assets	$125,519	$120,203
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,377	$12,509
Accrued liabilities	2,809	1,627
Accrued compensation and employee benefits	2,330	2,660
Forward contracts	3,184	—
Income taxes payable	1,988	1,010
Lines of credit – current	10,000	10,000
Total current liabilities	32,688	27,806
Long-term liability – operating leases	17,956	18,782
Noncurrent forward contracts	403	195
Long-term pension liability	734	696
Income taxes payable, noncurrent	1,250	1,349
Total liabilities	53,031	48,828
Commitments and contingencies (Note L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized; issued and outstanding (net of treasury shares) 6,363,865 at December 31, 2020 and 6,752,372 at June 30, 2020	88	87
Additional paid-in capital	28,689	27,992
Retained earnings	62,071	56,181
Treasury stock, at cost, 2,523,254 shares at December 31, 2020 and 2,104,305 June 30, 2020	(15,203)	(11,702)
Accumulated other comprehensive loss	(3,157)	(1,183)
Total stockholders’ equity	72,488	71,375
Total liabilities and stockholders’ equity	$125,519	$120,203

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales	$48,083	$29,103	$87,809	$58,298
Cost of goods sold	38,409	24,042	72,130	48,853
Gross profit	9,674	5,061	15,679	9,445
Selling, general and administrative	4,282	4,363	8,202	8,802

Income from operations	5,392	698	7,477	643

Other (expense) income:
Interest income	1	50	1	129
Interest expense	(49)	(7)	(95)	(11)
Foreign exchange loss	(753)	(162)	(1,018)	(53)
Other, net	(5)	(5)	(15)	(12)
Total other (expense) income	(806)	(124)	(1,127)	53

Income before income taxes	4,586	574	6,350	696
Provision for income taxes	954	98	460	124
Net income	$3,632	$476	$5,890	$572

Unrealized loss resulting from change in fair value of derivative instruments, net of tax	(854)	(903)	(1,974)	(516)

Comprehensive income (loss)	$2,778	$(427)	$3,916	$56

Net income per common share:
Basic	$0.58	$0.07	$0.93	$0.08
Diluted	$0.57	$0.07	$0.91	$0.08

Weighted average common shares outstanding
Basic	6,270,419	6,795,269	6,344,256	6,818,249
Diluted	6,405,308	6,885,934	6,438,143	6,935,580

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Three-Month Period Ended December 31, 2020 and 2019

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, September 30, 2020	8,856,677	$87	$28,353	$58,439	2,340,387	$(13,445)	$(2,303)	$71,131
Compensation expense related to stock compensation plans	—	—	337	—	—	—	—	337
Repurchase of common stock	—	—	—	—	182,867	(1,758)	—	(1,758)
Issuance of common stock for stock option exercise	30,442	1	(1)	—	—	—	—	—
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(854)	(854)
Net income	—	—	—	3,632	—	—	—	3,632
Balance, December 31, 2020	8,887,119	$88	$28,689	$62,071	2,523,254	$(15,203)	$(3,157)	$72,488

Balance, September 30, 2019	8,851,677	$87	$26,713	$58,024	1,643,322	$(7,970)	$551	$77,405
Issuance of common stock for restricted stock grants	5,000	—	—	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	459	—	—	—	—	459
Repurchase of common stock	—	—	—	—	157,951	(1,317)	—	(1,317)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(903)	(903)
Net income	—	—	—	476	—	—	—	476
Balance, December 31, 2019	8,856,677	$87	$27,172	$58,500	1,801,273	$(9,287)	$(352)	$76,120

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Six-Month Period Ended December 31, 2020 and 2019

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2020	8,856,677	$87	$27,992	$56,181	2,104,305	$(11,702)	$(1,183)	$71,375
Compensation expense related to stock compensation plans	—	—	698	—	—	—	—	698
Repurchase of common stock	—	—	—	—	418,949	(3,501)	—	(3,501)
Issuance of common stock for stock option exercise	30,442	1	(1)	—	—	—	—	—
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,974)	(1,974)
Net income	—	—	—	5,890	—	—	—	5,890
Balance, December 31, 2020	8,887,119	$88	$28,689	$62,071	2,523,254	$(15,203)	$(3,157)	$72,488

Balance, June 30, 2019	8,851,677	$87	$26,280	$57,380	1,626,605	$(7,955)	$292	$76,084
Issuance of common stock for restricted stock grants	5,000	—	—	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	892	—	—	—	—	892
Repurchase of common stock	—	—	—	—	159,668	(1,332)	—	(1,332)
Forfeiture of restricted stock	—	—	—	—	15,000	—	—	—
Cumulative-effect adjustment pursuant to adoption of ASU 2016-02	—	—	—	420	—	—	—	420
Reclassification pursuant to adoption of ASU 2018-02	—	—	—	128	—	—	(128)	—
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(516)	(516)
Net income	—	—	—	572	—	—	—	572
Balance, December 31, 2019	8,856,677	$87	$27,172	$58,500	1,801,273	$(9,287)	$(352)	$76,120

See accompanying notes to condensed consolidated financial statements.

NATURAL ALTERNATIVES INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$5,890	$572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,148	1,966
Non-cash compensation	698	892
Non-cash lease expenses	494	96
Deferred income taxes	(469)	—
(Gain) loss on disposal of assets	(3)	122
Pension expense, net of contributions	38	9
Changes in operating assets and liabilities:
Accounts receivable, net	(61)	1,737
Inventories, net	(6,494)	3,353
Prepaids and other assets	(1,075)	(602)
Accounts payable and accrued liabilities	1,050	(2,687)
Forward contracts	1,270	(10)
Accrued compensation and employee benefits	(330)	(733)
Income taxes	1,527	93
Net cash provided by operating activities	4,683	4,808

Cash flows from investing activities
Purchases of property and equipment	(3,034)	(1,633)
Proceeds from sale of property and equipment	3	17
Net cash used in investing activities	(3,031)	(1,616)

Cash flows from financing activities
Repurchase of common stock	(3,501)	(1,332)
Net cash used in financing activities	(3,501)	(1,332)

Net (decrease) increase in cash and cash equivalents	(1,849)	1,860
Cash and cash equivalents at beginning of period	30,478	25,040
Cash and cash equivalents at end of period	$28,629	$26,900

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$91	$11
Taxes	$263	$18

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the six months ended December 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

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

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the three or six months ended December 31, 2020.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Numerator
Net income	$3,632	$476	$5,890	$572

Denominator
Basic weighted average common shares outstanding	6,270	6,795	6,344	6,818
Dilutive effect of stock options and restricted stock	135	91	94	117
Diluted weighted average common shares outstanding	6,405	6,886	6,438	6,935

Basic net income per common share	$0.58	$0.07	$0.93	$0.08

Diluted net income per common share	$0.57	$0.07	$0.91	$0.08

We did not exclude any stock options or restricted stock shares for the three months ended December 31, 2020. During the six months ended December 31, 2020 we excluded shares relating to stock options totaling 90,000 and 116,658 shares of unvested restricted stock, as their impact would have been anti-dilutive. We did not exclude any stock options or restricted stock shares for the three or six months ended December 31, 2019 as none would have had an anti-dilutive impact.

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

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of December 31, 2020, we have no liability recorded for estimated returns of products.

We have an Exclusive Manufacturing Agreement with Juice Plus+, as amended and restated on March 31, 2019, (the "JP Agreement”). Pursuant to the JP Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. The JP Agreement is effective through August 6, 2025. As part of the JP Agreement, we provide Juice Plus+ a cash discount that is amortized ratably over the remaining life of the JP Agreement based on the full value of the cash discount expected to be given over the same period. We recorded $0.4 million of cash sales discount during the three months ended December 31, 2020 and $0.8 million during the six months ended December 31, 2020. We recorded $0.4 million of cash sales discount during the three months ended December 31, 2019 and $0.8 million for the six months ended December 31, 2019.

We currently own certain U.S. patents, and each such patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as “beta-alanine”, which we market and sell under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $2.8 million during the three months ended December 31, 2020 and $5.4 million during the six months ended December 31, 2020. We similarly recorded $4.3 million during the three months ended December 31, 2019 and $7.5 million during the six months ended December 31, 2019.  These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $0.1 million during the three months ended December 31, 2020 and $0.3 million during the six months ended December 31, 2020. We recorded $0.2 million during the three months ended December 31, 2019 and $0.4 million during the six months ended December 31, 2019.

Stock-Based Compensation

We had an omnibus equity incentive plan that was approved by our Board of Directors effective October 15, 2009 and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009 ("2009 Plan"). The 2009 Plan expired on October 15, 2019. The Board of Directors approved a new omnibus equity incentive plan to be effective January 1, 2021 (“2020 Plan”), which was approved by our stockholders at the Annual Meeting of Stockholders on December 4, 2020. Under the 2020 Plan, we may grant nonqualified and incentive stock options, restricted stock grants, restricted stock units, stock appreciation rights, and other stock-based awards to employees, non-employee directors and consultants.

We did not grant any options during each of the three or six month periods ended December 31, 2020 and December 31, 2019. All remaining outstanding stock options are fully vested. During the three and six months ended December 31, 2020, 100,000 stock options were exercised. These exercises were cashless net exercises resulting in the issuance of 30,442 shares. No options were exercised during the three and six month period ended December 31, 2019. There were no option forfeitures during the three or six month periods ended December 31, 2020 or December 31, 2019.

We did not grant any restricted stock shares during the three or six months ended December 31, 2020. During the three and six months ended December 31, 2019, we granted 5,000 shares of restricted stock shares to a new member of our management team. No restricted stock shares were forfeited during the three or six months ended December 31, 2020. During the three months ended December 31, 2019, there were no restricted stock forfeitures. During the six months ended December 31, 2019, 15,000 restricted stock shares were forfeited. Our net income included stock based compensation expense in connection with prior restricted stock grants of approximately $0.3 million for the three months ended December 31, 2020 and $0.7 million for the six months ended December 31, 2020. Our net income included stock based compensation expense of approximately $0.5 million for the three months ended December 31, 2019, and $0.9 million for the six months ended December 31, 2019.

Deferred Compensation Plan

Effective July 16, 2020, the Board of Directors approved and adopted a Non-Qualified Incentive Plan (the “Incentive Plan”). Pursuant to the Incentive Plan, the Human Resources Committee and the Board of Directors may make deferred cash payments or other cash awards (“Awards”) to directors, officers, employees and eligible consultants of NAI (“Participants”). These Awards are made subject to conditions precedent that must be met before NAI is obligated to make the payment. The purpose of the Incentive Plan is to enhance the long-term stockholder value of NAI by providing the Human Resources Committee and the Board of Directors the ability to make deferred cash payments or other cash awards to encourage Participants to serve NAI or to remain in the service of NAI, or to assist NAI to achieve results determined by the Human Resources Committee or the Board of Directors to be in NAI's best interest.

The Incentive Plan authorizes the Human Resources Committee or the Board of Directors to grant to, and administer, unsecured and deferred cash Awards to Participants and to subject each Award to whatever conditions are determined appropriate by the Human Resources Committee or the Board of Directors. The terms of each Award, including the amount and any conditions that must be met to be entitled to payment of the Award are set forth in an Award Agreement between each Participant and NAI. The Incentive Plan provides the Board of Directors with the discretion to set aside assets to fund the Incentive Plan although that has not been done to date.

On July 16, 2020, deferred cash awards of $1.0 million were granted to various officers, directors and employees of NAI pursuant to the Incentive Plan, each providing for three equal cash payments to the applicable Participant to be paid on the one year, and two year, and three year anniversary of the date of the grant of such Award (the “Award Date”); provided that, on the date of each payment (the “Payment Date”), the Participant has been since Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments shall be made in connection with the Award.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of December 31, 2020 and June 30, 2020, we did not have any financial assets or liabilities classified as Level 1.

We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair value of our forward exchange contracts as of December 31, 2020 was a net liability of $3.6 million. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third party bank.

We also classify our outstanding line of credit balance as a Level 2 liability, as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of December 31, 2020, and June 30, 2020, we did not have any financial assets or liabilities classified as Level 3.

We did not transfer any assets or liabilities between levels during the three and six months ended December 31, 2020 or the three and six months ended December 31, 2019.

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

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Raw materials	$22,531	$20,863
Work in progress	5,000	3,447
Finished goods	7,663	4,936
Reserve	(728)	(1,274)
	$34,466	$27,972

The inventory reserve includes $0.5 million as of December 31, 2020 and $1.0 million as of June 30, 2020 related to one of our former customers, Kaged Muscle. We are working with this former customer to transition to a replacement manufacturer, including the transfer of inventory items we hold specific to this customer. However, due to the uncertainty regarding the future operations of this former customer, we recorded a reserve against inventory specific to this customer equal to the estimated net realizable value of those items. Since establishing the reserve, we have reduced the reserve due to amounts purchased by the former customer and their new contract manufacturer. During the three months ended December 31, 2020, we reduced our inventory reserve related to this customer by $0.3 million. During the six months ended December 31, 2020, we reduced our inventory reserve related to this customer by $0.5 million.

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			December 31, 2020	June 30, 2020
Land	NA			$1,200	$1,200
Building and building improvements	7	–	39	3,748	3,743
Machinery and equipment	3	–	12	36,244	33,405
Office equipment and furniture	3	–	5	5,388	5,318
Vehicles		3		255	255
Leasehold improvements	1	–	15	18,151	18,031
Total property and equipment				64,986	61,952
Less: accumulated depreciation and amortization				(42,577)	(40,429)
Property and equipment, net				$22,409	$21,523

 D. Other Comprehensive Loss

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three and six months ended December 31, 2020 and December 31, 2019 (in thousands):

	Three Months Ended			Six Months Ended
	December 31, 2020			December 31, 2020
		Unrealized			Unrealized
	Defined	Gains		Defined	Gains
	Benefit	(Losses) on		Benefit	(Losses) on
	Pension	Cash Flow		Pension	Cash Flow
	Plan	Hedges	Total	Plan	Hedges	Total
Beginning Balance	$(888)	$(1,415)	$(2,303)	$(888)	$(295)	$(1,183)
OCI/OCL before reclassifications	-	(1,850)	(1,850)	-	(3,913)	(3,913)
Amounts reclassified from OCI	-	737	737	-	1,341	1,341
Tax effect of OCI activity	-	259	259	-	598	598
Net current period OCI/OCL	-	(854)	(854)	-	(1,974)	(1,974)

Ending Balance	$(888)	$(2,269)	$(3,157)	$(888)	$(2,269)	$(3,157)

	Three Months Ended			Six Months Ended
	December 31, 2019			December 31, 2019
		Unrealized			Unrealized
	Defined	Gains		Defined	Gains
	Benefit	(Losses) on		Benefit	(Losses) on
	Pension	Cash Flow		Pension	Cash Flow
	Plan	Hedges	Total	Plan	Hedges	Total
Beginning Balance	$(565)	$1,116	$551	$(491)	$783	$292
ASU 2018-02 Adjustment	-	-	-	(74)	(54)	(128)
OCI/OCL before reclassifications	-	(369)	(369)	-	932	932
Amounts reclassified from OCI	-	(808)	(808)	-	(1,612)	(1,612)
Tax effect of OCI activity	-	274	274	-	164	164
Net current period OCI/OCL	-	(903)	(903)	(74)	(570)	(644)

Ending Balance	$(565)	$213	$(352)	$(565)	$213	$(352)

ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, allowed for a reclassification from accumulated other comprehensive income (OCI) to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. Under this ASU, we reclassified $0.1 million of gains from OCI to retained earnings for the six months ended December 30, 2019.

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

Other information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
Supplemental Cash Flows Information	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$826	$791	$1,646	$1,566
Operating lease liabilities arising from obtaining Right of Use Assets for new leases	—	—	—	—
Operating lease liabilities arising from recording Right of Use Assets upon adoption of ASC 842	—	20,897	—	20,897

We lease substantially all of our product manufacturing and support office space used to conduct our business. For contracts entered into on or after July 1, 2019, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. Substantially all our operating leases are comprised of payments for the use of manufacturing space. We have no leases classified as finance leases. As of December 31, 2020, the weighted average remaining lease term for our operating leases was 6.8 years and the weighted average discount rate for our operating leases was 3.25%. As of June 30, 2020, the weighted average remaining lease term for our operating leases was 7.2 years and the weighted average discount rate was 3.24%.

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

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time; and (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by us from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.25% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.25% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences between payment under a fixed rate versus payment under the variable rate for each month from the month of prepayment through the month in which the then applicable fixed rate term matures. During the six months ended December 31, 2020, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

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

In light of the global economic uncertainty related to COVID-19 and as a preventative measure to provide our business with potentially necessary liquidity, and out of an abundance of caution, we withdrew $10 million from our credit facility with Wells Fargo during the fiscal year ended June 30, 2020. While we have not yet experienced any significant negative effects related to COVID-19 and notwithstanding our belief that our cash position and working capital excluding this $10.0 million borrowing is sufficient to support our ongoing operations, we deemed it prudent to borrow against our line of credit to ensure that such funds would be available to us if and when we need them. As of December 31, 2020, we did not have any remaining availability under our credit facilities.

On February 2, 2021 we repaid the entire balance of our $10.0 million credit line with Wells Fargo Bank, N.A. bringing our outstanding debt under the line to zero and increasing our amount available for borrowing to $10.0 million.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Customer 1	$24,827	$12,422	$48,785	$26,776
Customer 2	8,910	5,539	11,716	9,509
	$33,737	$17,961	$60,501	$36,285

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Supplier 1	$6,412	1,734	$9,787	3,227
	$6,412	1,734	$9,787	3,227

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with two of our largest customers, whose receivable balances collectively represented 59.0% of gross accounts receivable at December 31, 2020 and 65.7% at June 30, 2020. As of December 31, 2020 and June 30, 2020, we had a receivable balance of $3.3 million from a former contract manufacturing customer that we have recorded a bad debt reserve equal to 100% of this outstanding balance and thus did not reflect it in the percentages listed above. Additionally, amounts due related to our beta-alanine raw material sales were 4.5% of gross accounts receivable at December 31, 2020, and 2.5% of gross accounts receivable at June 30, 2020. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net Sales
Private label contract manufacturing	$45,326	$24,831	$82,373	$50,841
Patent and trademark licensing	2,757	4,272	5,436	7,457
Total Net Sales	$48,083	$29,103	$87,809	$58,298

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Income from Operations
Private label contract manufacturing	$6,843	$1,697	$10,270	$3,312
Patent and trademark licensing	529	842	1,199	1,054
Income from operations of reportable segments	7,372	2,539	11,469	4,366
Corporate expenses not allocated to segments	(1,980)	(1,841)	(3,992)	(3,723)
Total Income from Operations	$5,392	$698	$7,477	$643

	December 31, 2020	June 30, 2020
Total Assets
Private-label contract manufacturing	$104,072	$100,094
Patent and trademark licensing	21,447	20,109
	$125,519	$120,203

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

United States	$23,074	$17,591	$42,860	$35,776
Markets outside of the United States	25,009	11,512	44,949	22,522
Total	$48,083	$29,103	$87,809	$58,298

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 83% of net sales in markets outside the U.S. for the three months ended December 31, 2020 and 85% for the six months ended December 31, 2020. Products manufactured by NAIE accounted for 91% of net sales in markets outside the U.S. for the three months ended December 31, 2019 and 90% for the six months ended December 31, 2019. No products manufactured by NAIE were sold in U.S. markets during the three or six month periods ended December 31, 2020 and 2019.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	December 31, 2020	June 30, 2020
United States	$21,313	$21,769
Europe	18,130	18,108
Total Long-Lived Assets	$39,443	$39,877

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	December 31, 2020	June 30, 2020
United States	$72,868	$66,489
Europe	52,651	53,714
Total Assets	$125,519	$120,203

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Six Months Ended
	December 31, 2020	December 31, 2019
United States	$1,033	$578
Europe	2,001	1,055
Total Capital Expenditures	$3,034	$1,633

I. Income Taxes

Our effective tax rate for the three months ended December 31, 2020 was 20.8% and the effective rate for the six months ended December 31, 2020 was 7.2%. Our effective rate for the six months ended December 31, 2020, differed from the fiscal 2021 U.S. federal statutory rate of 21% primarily due to a discrete tax benefit discussed below. The effective tax rate for the three months ended December 31, 2019 was 17.0% and the effective tax rate for the six months ended December 31, 2019 was 17.8%.

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

On July 23, 2020, the Department of Treasury issued final regulations which provide an exclusion to the global intangible low-taxed income (GILTI) calculation on an elective basis. These regulations were effective September 21, 2020 and may be retroactively applied. Under these new regulations, we are able to exclude the GILTI calculation from our domestic taxable income if the deemed effective tax rate at our foreign subsidiary is greater than 18.9%. We assessed this rate, including the implementation of certain tax strategies, and we have determined that our effective rate at NAIE is greater than 18.9% as of the year ending June 30, 2020. We reassessed our estimated taxes for fiscal 2020 and in the six months ended December 31, 2020 we recorded a reduction to our fiscal 2020 estimated taxes of $0.4 million as a discrete benefit. As a result of this adjustment, we now expect our domestic tax return for fiscal 2020 will reflect a net operating loss and, in accordance with the CARES ACT, we plan on carrying this loss back to fiscal 2015, which reflected a higher federal tax rate. Due to this rate differential we have recorded a permanent discrete tax benefit of $0.3 million during the six months ended December 31, 2020. As a result of this tax planning strategy for NAIE, during the six months ended December 31, 2020 we have recorded additional foreign estimated tax expense of $0.4 million and we have reversed our deferred tax liability of $0.5 million.

We had no significant discrete tax items for the three months ended December 31, 2020, or for the three and six months ended December 31, 2019.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three and six months ended December 31, 2020, there was no change to our valuation allowance for our deferred tax assets.

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

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly, and adjustments are made as events occur that we believe warrant adjustments to those reserves. There were no adjustments to reserves in the three and six month periods ended December 31, 2020.

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

During the three months ended December 31, 2020 we repurchased 175,123 shares at a weighted average cost of $9.72 per share and a total cost of $1.7 million under this Repurchase Plan. During the six months ended December 31, 2020 we repurchased 410,513 shares at a weighted average cost of $8.38 per share and a total cost of $3.4 million under this Repurchase Plan. Included in the repurchases for the three and six months ended December 31, 2020, was 30,442 shares acquired from employees and directors in connection with exercises of stock options. During the three months ended December 31, 2019 we repurchased 150,307 shares at a weighted average cost of $8.33 per share and a total cost of $1.3 million under this Repurchase Plan. During the six months ended December 31, 2019 we repurchased 151,338 shares at weighted average cost of $8.33 per share and a total cost of $1.3 million under this Repurchase Plan.

During the three months ended December 31, 2020, we acquired 7,744 shares from employees in connection with restricted stock shares that vested during that period at a weighted average cost of $7.40 per share and a total cost of $57,000. During the six months ended December 31, 2020, we acquired 8,436 shares from employees in connection with restricted stock shares that vested during that period at a weighted average cost of $7.34 per share and a total cost of $62,000. During the three months ended December 31, 2019 we acquired 7,644 shares from employees in connection with restricted stock shares that vested during that period at a weighted average cost of $8.67 per share and a total cost of $66,000. During the six months ended December 31, 2019, we acquired 8,330 shares from employees in connection with restricted stock shares that vested during that period at a weighted average cost of $8.74 per share and a total cost of $73,000. These shares were returned to us by the subject employees and in exchange we paid each employee’s required tax withholding liability incurred due to the vesting of their restricted stock shares during that period. The valuation of the shares we acquired and the number of shares returned to us was calculated based on the closing share price on the date the shares vested.

K. Derivatives and Hedging

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to forecasted product sales and expenditures denominated in foreign currencies and to other transactions of NAIE, our foreign subsidiary. As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we may use foreign exchange contracts in the form of forward contracts. To the extent we enter into such contracts, there can be no guarantee any such contracts will be effective hedges against our foreign currency exchange risk.

As of December 31, 2020, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2022. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as interest income or expense. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three or six months ended December 31, 2020 and December 31, 2019.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three or six months ended December 31, 2020 and December 31, 2019, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three months ended December 31, 2020 we entered into a forward contract in order the hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF).

As of December 31, 2020, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $53.5 million (EUR 46.5 million). As of December 31, 2020, a net loss of approximately $3.0 million related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $2.5 million will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of December 31, 2020, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $6.6 million (CHF 5.8 million).

As of December 31, 2020, $3.2 million of the fair value of our cash flow hedges was classified as a short term liability, and $0.4 million was classified as other noncurrent liabilities in our Consolidated Balance Sheets. During the three months ended December 31, 2020, we recognized $1.9 million of net losses in OCI, and reclassified $0.7 million of losses and forward point amortization from OCI to Sales. During the six months ended December 31, 2020, we recognized $3.9 million of net losses in OCI, and reclassified $1.3 million of losses and forward point amortization from OCI to Sales. As of June 30, 2020, $0.5 million of the fair value of our cash flow hedges was classified as a current asset, and $0.2 million was classified as a long-term liability in our Consolidated Balance Sheets. During the three months ended December 31, 2019, we recognized $0.4 million of net losses in OCI, and reclassified $0.8 million of gains and forward point amortization from OCI to Sales. During the six months ended December 31, 2019, we recognized $0.9 million of net gains in OCI, reclassified $1.6 million of gains and forward point amortization from OCI to Sales, and reclassified $54,000 of gains from OCI to Other Income.

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

M. Subsequent Event

On February 2, 2021 we repaid the entire balance of our $10.0 million credit line with Wells Fargo Bank, N.A. bringing our outstanding debt under the line to zero and increasing our amount available for borrowing to $10.0 million.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2020. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2020 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the first six months of fiscal 2021, our net sales were 51% higher than in the first six months of fiscal 2020. Private-label contract manufacturing sales increased 62% due to higher sales from a majority of our distribution channels worldwide primarily due to increased shipments of existing products and sales of newly awarded products. This sales increase was partially offset by a reduction in sales as a result of a discontinued customer relationship. Revenue concentration risk for our largest private-label contract manufacturing customer as a percentage of our total net sales increased from 46% for the first six months of fiscal 2020 to 56% for the first six months of fiscal 2021. We expect our annualized fiscal year 2021 revenue concentration for this customer to be higher than fiscal year 2020.

During the first six months of fiscal 2021, CarnoSyn® beta-alanine revenue decreased 27% to $5.4 million, compared to revenue of $7.5 million for the first six months of fiscal 2020. The decrease in beta-alanine revenue was due to decreased material shipments primarily resulting from certain of our former customers discontinuing the use of CarnoSyn® beta-alanine in favor of generic beta-alanine and the negative impact COVID-19 has had on the sports nutrition industry due to continued limitations on athletic activities and gyms, with such decrease being partially offset by higher average sales prices.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our ongoing efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred litigation and patent compliance expenses of approximately $0.7 million during the first six months of fiscal 2021 as compared to $1.4 million during the comparable period in fiscal 2020. The decrease in these legal expenses on a year over year basis was primarily due to the successful resolution of several cases that were settled. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and on the continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2021, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

Based on our current sales order volumes and future period sales forecasts received from our customers, we continue to expect our annualized fiscal 2021 net sales to increase between 30% and 50% as compared to fiscal 2020. We also expect to generate operating income between 5% and 7% of net sales for our fiscal year ending June 30, 2021. There can be no assurance our expectations will result in the currently anticipated increase in net sales, or operating income. Notwithstanding, we are closely monitoring the impact of the COVID-19 pandemic. Currently we cannot reliably estimate the length of time or severity of the pandemic, and cannot reliably estimate the total impact this pandemic may have on our consolidated financial results for the remainder of fiscal 2021 and beyond.

Impact of COVID-19 on Our Business

On March 11, 2020, the World Health Organization classified the novel coronavirus, or COVID-19, as a pandemic. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely affect our business. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Our facilities, located both in the United States and Europe, continue to operate as an essential and critical manufacturer in accordance with applicable federal, state, and local regulations, however, there can be no assurance our facilities will continue to operate without interruption. Factors that derive from COVID-19 and the accompanying regulatory and market response, and that have or may negatively impact sales and gross margin in the future include, but are not limited to the following:

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

During the remainder of fiscal year 2021, we also plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and to assist us developing relationships with additional quality oriented customers;

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

Results of Operations

The results of our operations for the three and six months ended December 31 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2020	2019	% Change	2020	2019	% Change
Private label contract manufacturing	$45,326	$24,831	83%	$82,373	$50,841	62%
Patent and trademark licensing	2,757	4,272	(35)%	5,436	7,457	(27)%
Total net sales	48,083	29,103	65%	87,809	58,298	51%
Cost of goods sold	38,409	24,042	60%	72,130	48,853	48%
Gross profit	9,674	5,061	91%	15,679	9,445	66%
Gross profit %	20.1%		17.4%		17.9%	16.2%

Selling, general and administrative expenses	4,282	4,363	(2)%	8,202	8,802	(7)%
% of net sales	8.9%	15.0%		9.3%	15.1%

Income from operations	5,392	698	672%	7,477	643	1,063%
% of net sales	11.2%	2.4%		8.5%	1.1%

Total other (loss) income	(806)	(124)	(550)%	(1,127)	53	(2,226)%
Income before income taxes	4,586	574	699%	6,350	695	812%
% of net sales	9.5%	2.0%		7.2%	1.2%

Provision for income taxes	954	98	873%	460	124	271%
Net income	$3,632	$476	663%	$5,890	$572	930%
% of net sales	7.6%	1.6%		6.7%	1.0%

Private-label contract manufacturing net sales increased 83% during the three months ended December 31, 2020 and 62% during the six months ended December 31, 2020, when compared to the same period in the prior year. The increase was due primarily to sales of new products to new and existing customers and higher sales of existing product to existing customers, partially offset by a reduction due to a discontinued customer relationship.

Net sales from our patent and trademark licensing segment decreased 35% during the three months ended December 31, 2020 and 27% during the six months ended December 31, 2020, when compared to the same period in the prior year. The decrease in beta-alanine sales during the three and six months ended December 31, 2020 was due to decreased material shipments primarily resulting from certain of our former customers discontinuing the use of CarnoSyn® beta-alanine in favor of generic beta-alanine and the negative impact COVID-19 has had on the sports nutrition industry due to continued limitations on athletic activities and gyms, partially offset by an increase in average sales price.

The change in gross profit margin for the three and six months ended December 31, 2020, was as follows:

	Three Months	Six Months
	Ended	Ended

Contract manufacturing(1)	7.6%	5.2%
Patent and trademark licensing(2)	(4.9)	(3.5)
Total change in gross profit margin	2.7%	1.7%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 7.6 percentage points during the three months ended December 31, 2020 and 5.2 percentage points during the six months ended December 31, 2020, when compared to the comparable prior year period. The increase in gross profit as a percentage of sales for private-label contract manufacturing is primarily due to a marginal decrease in per unit manufacturing costs due to increased sales and a favorable shift in sales mix.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 4.9 percentage points during the three months ended December 31, 2020 and 3.5 percentage points during the six months ended December 31, 2020, when compared to the comparable prior year period. The decrease was primarily due to decreased patent and trademark licensing net sales as a percentage of total consolidated net sales.

Selling, general and administrative expenses decreased $0.1 million, or 2%, during the three months ended December 31, 2020, and decreased $0.6 million, or 7%, during the six months ended December 31, 2020, as compared to the comparable prior year period. Selling, general, and administrative expenses decreased primarily due to reduced litigation costs associated with our patent and trademark licensing business.

Other income, net, decreased $0.7 million during the three months ended December 31, 2020, and decreased $1.2 million during the six months ended December 31, 2020, when compared to the comparable period during the prior year. The decrease was primarily due to the unfavorable foreign exchange revaluation activity associated with our balance sheet and the fluctuations in unhedged foreign currency rates.

Our income tax expense increased $0.9 million during the three months ended December 31, 2020, and increased $0.4 million during the six months ended December 31, 2020. The increase for the three months ended December 31, 2020 was primarily related to an increase in pre-tax income, as compared to the three months ended December 31, 2019. The increase for the first six months of fiscal year 2021 as compared to the comparable period in fiscal year 2020 was primarily related to an increase in pre-tax income that was partially offset by a discrete tax benefit of $0.9 million recorded during the six months ended December 31, 2020.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash provided by operating activities was $4.7 million for the six months ended December 31, 2020 compared to net cash provided by operating activities of $4.8 million in the comparable period in the prior fiscal year.

At December 31, 2020, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, used $0.1 million in cash compared to providing $1.7 million of cash during the comparable six month period in the prior year. The decrease in cash provided by accounts receivable during the six months ended December 31, 2020 primarily resulted from increased sales and the timing of sales and related collections. Days sales outstanding was 36 days during the six months ended December 31, 2020 as compared to 48 days for the same period during the prior year.

Changes in inventory used $6.5 million in cash during the six months ended December 31, 2020 compared to providing $3.4 million in the comparable prior year period. The change in cash related to inventory during the six months ended December 31, 2020 was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to same period in the prior year. Changes in accounts payable and accrued liabilities provided $1.0 million in cash during the six months ended December 31, 2020 compared to using $2.7 million during the three months ended December 31, 2019. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities during the six months ended December 31, 2020 was $3.0 million compared to $1.6 million in the comparable period during the prior year. The primary reason for the change was due to increased capital equipment purchases during the six months ended December 31, 2020 as compared to the six months ended December 31, 2019. Capital expenditures during fiscal 2021 and fiscal 2020 were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities.

Cash used in financing activities for the six months ended December 31, 2020, was $3.5 million, compared to $1.3 million used in the comparable period during the prior year. This is due to increased repurchases of our stock.

At December 31, 2020 we had $10.0 million due in connection with our loan facility. During the six months ended December 31, 2020, we were in compliance with all of the financial and other covenants required under the Credit Agreement. Refer to Item 1, Note F., "Debt," in this Quarterly Report, for terms of our Credit Agreement and additional information.

As of December 31, 2020, we had $28.6 million in cash and cash equivalents. We believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through the next 12 months.

On February 2, 2021 we repaid the entire balance of our $10.0 million credit line with Wells Fargo Bank, N.A. bringing our outstanding debt under the line to zero and increasing our amount available for borrowing to $10.0 million.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of December 31, 2020.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 9, 2021, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three month periods ended December 31, 2020 and December 31, 2019.

Repurchases

During the three months ended December 31, 2020 we repurchased 175,123 shares of our common stock at a total cost of $1.7 million (including commissions and transaction fees) as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of December 31, 2020) (in thousands)
October 1, 2020 to October 31, 2020	34,860	$7.97	34,860	—
November 1, 2020 to November 30, 2020	64,962	$10.14	64,962	—
December 1, 2020 to December 31, 2020	75,301	$10.15	75,301	—
Total	175,123		175,123	$260

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

Date: February 9, 2021

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)