Form 10-K
period 2021-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2021-09-20
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

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

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2020) was approximately $50,488,386 (based on the closing sale price of $10.59 reported by Nasdaq on December 31, 2020).

As of September 17, 2021, 6,434,902 shares of NAI’s common stock were outstanding, net of 2,569,463 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement, to be filed on or before October 28, 2021, for its Annual Meeting of Stockholders to be held December 3, 2021.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “approximate,” “predict,” “forecast,” “project,”, “future”, or “likely”, or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism or pessimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

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

History

Originally founded in 1980, Natural Alternatives International, Inc. (NAI) reorganized as a Delaware corporation in 1989. Our principal executive offices are located at 1535 Faraday Ave, Carlsbad, CA 92008. Our primary U.S. manufacturing facility is located approximately three miles away in Vista, California. We also purchased a new manufacturing and warehousing facility on August 20, 2021 located approximately one mile away from our executive offices in Carlsbad, CA.

In January 1999, we formed our wholly owned subsidiary Natural Alternatives International Europe S.A. (NAIE), a Swiss corporation, and our wholly-owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened its manufacturing facility in Manno, Switzerland, which has grown over the ensuing years and currently possesses manufacturing capabilities in encapsulation, powders, tablets, finished goods packaging, quality control, laboratory testing, warehousing, distribution and administration.

In 1997, we licensed certain patent rights related to instant-release beta-alanine and have since expanded this patent estate by applying for and obtaining patents to include sustained-release beta-alanine. We sell these products under our trademarks CarnoSyn® and SR CarnoSyn®. As part of our business strategy, we have sought to commercialize our CarnoSyn® patent estate through contract manufacturing, royalty and license agreements. We directly sell CarnoSyn® and SR CarnoSyn® and license our related patent and trademark rights to others for use in or with their products.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable NAIE.

Overview of our Facilities and Operations

Our U.S.-based operations are located in Vista and Carlsbad, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory, and other research and development services. Our Vista manufacturing facilities were recertified on November 8, 2016 by the Therapeutic Goods Administration (TGA) of Australia after its audit of our GMP’s. TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen to thirty six months. During August 2016, TGA completed an inspection of our facilities and quality systems for compliance with good manufacturing practices, and a renewed GMP clearance was issued to NAI that would have expired on August 3, 2020. However, due to the COVID-19 pandemic, TGA overseas GMP inspections have been suspended. NAI’s GMP Certification and authorization to manufacture product for Australia remains in place and our TGA clients are advised to file for clearance extensions every 6 months to ensure supply is not interrupted.

Our Vista facilities also have been awarded GMP registration annually since October 2002 by NSF International (NSF) through the NSF Dietary Supplements Certification Program and received “GMP for Sport” NSF Certified registration on February 16, 2009. GMP requirements are regulatory standards and guidelines setting forth necessary processes, procedures and documentation for manufacturers in an effort to assure the products produced by that manufacturer have the identity, strength, composition, quality and purity represented. The NSF Certified for Sport program focuses on minimizing the risk that a dietary supplement or sports nutrition product contains banned substances and was developed due to growing demand from athletes and coaches concerned about banned substances in sports supplements. The program focuses primarily on manufacturing and sourcing processes, while embedding preventative measures throughout. NAI’s participation in the program allows us to produce products bearing the NSF Sport logo.

Our Vista operations have also been certified by Health Canada as compliant with the GMP requirements outlined in Part 3 of the Canadian Natural Health Products Regulations. Health Canada is the department of the Canadian government with responsibility for national public health. Health Canada has initiated work to modernize its regulatory system for food and health products. Health Canada plays an active role in ensuring access to safe and effective drugs and health products while giving high priority to public safety and strives to provide information needed to make good choices and informed decisions regarding one’s health. NAI was issued its initial certification by Health Canada in December 2011 and received its most recent renewal in November 2019, which is valid until December 2022. This approval demonstrates another level of regulatory compliance by NAI, and may also ease the approval process for our customers who import products into Canada.

During March 2015, our Vista California facility became certified as an Organic Processor and Handler by Natural Food Certifiers (NFC). This certification demonstrates our facility meets the USDA National Organic Program standards and allows our contract manufacturing and packaging services to include products labeled as Organic. The certification requires annual renewal and was last renewed in October 2020. We are registered with the State of California, Department of Public Health Food and Drug Branch as an organic processor. Additionally, we are certified by various Rabbinical and Halal authorities to produce Kosher and Halal certified products. These certifications guarantee the manufacturing facility and processes for, and the ingredients of, certified products have been reviewed and found to be in compliance with the strict dietary laws of the respective Jewish and Muslim communities.

In April 2021, NAI became the first company to meet new safety and benchmarking standards created by the Supplement Safety & Compliance Initiative (SSCI). The SSCI is an industry-driven initiative led by retailers to provide a harmonized benchmark to recognize various safety standards throughout the entire dietary supplement supply chain. Patterned after the Global Food Safety Initiative (GFSI), which has been very successful in implementation across the grocery marketplace and food retail sectors, the program is focused on improved traceability and identification protocols to provide maximum safety for end users. SSCI key objectives include creating effective global systems to ensure traceability, transparency, and quality in the supply chain; reducing risks by ensuring equivalence between safety management systems’ and driving global change through benchmarking of domestic and international quality standards.

On August 20, 2021, NAI acquired a new manufacturing and warehouse facility in Carlsbad, California that is scheduled to be retrofitted to become a dedicated high volume powder blending and packaging facility while also providing additional raw material storage capacity. The building improvements to allow for these capabilities are expected to be completed in late fiscal year 2022 and all such construction is expected to be in compliance with GMP requirements. We are currently evaluating which of the above referenced additional certifications will be necessary for this new facility and will be dependent on types of products and customers we will service out of this facility.

NAIE operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license from the Swissmedic Authority of Bern, Switzerland to process pharmaceuticals for packaging, import, export and sale within Switzerland and other countries. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying that NAIE’s expanded facilities conform to their GMPs. In January 2013, following the additional upgrade of NAIE’s manufacturing facilities to include the manufacture of pharmaceuticals, NAIE obtained an additional pharmaceutical approval from the Swissmedic Authority certifying that NAIE’s upgraded facilities conform to GMP. We believe these licenses and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and improve our ability to develop relationships with new customers. NAIE's last Swissmedic inspection was conducted in August 2020 and the renewed certification was issued in October 2020.

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

•

expand the commercialization of our beta-alanine patent estate through raw material sales, developing a new sales distribution channel under the Wellness and Healthy Aging category for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, exploiting new contract manufacturing opportunities, and license and royalty agreements while protecting our proprietary rights;

•	improve operational efficiencies and manage costs and business risks to improve profitability.

Overall, we believe there is an opportunity to enhance consumer confidence in the quality of our customer’s nutritional supplements and their adherence to label claims through education provided by direct sales and direct-to-consumer marketing programs. We believe our GMP and TGA certified manufacturing operations, science-based product formulations, peer-reviewed clinical studies and regulatory expertise collectively provide us with a sustainable competitive advantage and provide our customers with a high degree of confidence in the products we manufacture.

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

We also believe there is significant opportunity with the commercialization of our patent estate through the introduction of CarnoSyn® and SR CarnoSyn® beta-alanine into additional markets and with the introduction of new beta-alanine product offerings. Currently, a majority of our sales of CarnoSyn® are to companies that operate in the sports nutrition channel and are focused on products containing the instant release form of beta-alanine. We believe there are several other markets and distribution channels that represent growth opportunities for the distribution of CarnoSyn® and SR CarnoSyn® beta-alanine. We believe SR CarnoSyn® is a superior delivery system of CarnoSyn® beta-alanine based on its sustained release profile that allows for increased daily dosing and improved muscle retention of carnosine. We believe SR CarnoSyn® beta-alanine is a vital component in the further commercialization of our patent estate outside of the sports nutrition channel. As part of this commercialization effort we launched a SR CarnoSyn® tablet product called Perfect Synergy® under a brand we created called SustainedRx®. This product is currently exclusively offered through Amazon and is marketed as a Health & Wellness product. In addition, we are actively working on the development of an SR CaronSyn® powder that we believe will provide more opportunities in the marketplace. Our patents related to instant release beta-alanine extend through 2026 and our patents for SR CarnoSyn® extend through 2036.

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

We provide strategic partnering services to our private-label contract manufacturing customers that include but are not limited to the following:

•	customized product formulation;
•	clinical study design and support;
•	manufacturing;
•	marketing support;
•	international regulatory and label law compliance;
•	international product registration; and
•	packaging in multiple formats and labeling design.

We also seek to commercialize our patent and trademarks through the direct distribution and sale of CarnoSyn® and SR CarnoSyn®, new contract manufacturing opportunities, and various license, royalty, and similar arrangements.

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2021		2020
	$	%	$	%
Private-label Contract Manufacturing	$164,310	92	$106,291	89
Patent and Trademark Licensing	14,210	8	12,585	11
Total Net Sales	$178,520	100	$118,876	100

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

As part of the services we provide to our private-label contract manufacturing customers, we may perform, but are not always engaged to perform, certain research and development activities related to the development or improvement of their products. Our customers are usually charged for these services but are often reimbursed for these costs if their products are ultimately commercialized and manufactured by NAI. Research and development costs, including costs associated with international regulatory compliance services we provide to our customers, are expensed as incurred.

Our research and development expenses for the fiscal year ended June 30, 2021 were $1.9 million, compared to $1.8 million for the fiscal year ended June 30, 2020.

Sources and Availability of Raw Materials

We use many raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. In addition, the commercialization of our beta-alanine patents and trademarks depends on the availability of the raw material beta-alanine. We conduct identity testing for all raw materials we purchase and, on a predetermined testing protocol basis we evaluate raw materials to ensure their quality, purity and potency before we use them in our or our customer’s products. We typically buy raw materials in bulk from qualified vendors located both within and outside the U.S.

Like many companies and industries, we experienced challenges within our supply chain as a result of the affects of the COVID-19 pandemic. In particular, we encountered difficulties related to the supply of raw materials and packaging components. These challenges were driven by, but were not limited to, increased demand for certain ingredients with a limited supply, our supplier’s inability to meet demand due to capacity constraints, and increased lead times associated with constrained transportation availability. While we were able to manage these circumstances in fiscal 2021 by working closely with our customers and suppliers, there continues to be significant pricing pressures and supply chain challenges associated with various raw materials and packaging components. Additionally, there still remains uncertainty related to existing and potentially increased tariffs. Throughout fiscal 2022, we expect upward pricing pressures for raw materials, packaging components, and other costs will continue as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, and the potential levy of tariffs on goods we import from overseas, including beta-alanine.

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

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the U.S., while the FTC regulates marketing and advertising claims. Under FDA rules, companies that manufacture, package, label, distribute or hold nutritional supplements are required to meet certain GMP’s to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by the FDA and believe we are currently operating within the FDA mandated GMP.

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

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (the “2006 Act”) was passed, and further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the 2006 Act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and to notify the FDA of any serious adverse event report. Events reported to the FDA are not considered an admission from a company that its product caused or contributed to the reported event. We believe we are in compliance with the 2006 Act and we are committed to meeting or exceeding the requirements of the 2006 Act.

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

Our operations outside the U.S. are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the U.S. and may vary from country to country. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. In other markets outside the U.S., we may be required to obtain approvals, licenses or certifications from a country’s Ministry of Health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on reformulation of our products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our ability to enter, or continue to operate in certain markets outside the U.S. As with the costs of regulatory compliance in the U.S., foreign regulations require significant financial and operational resources to ensure compliance, and we cannot provide assurances we will always be in compliance despite our best efforts to do so or that being in compliance will not become prohibitively costly to our business. Our failure to maintain regulatory compliance within and outside the U.S. could impact our ability to sell our products and thus, adversely impact our financial position and results of operations.

Intellectual Property

Trademarks. We have developed and use trademarks in our business, particularly relating to corporate, brand and product names. We own 49 trademark registrations; including 14 registrations in the U.S. Six of these U.S. registrations are incontestable. Federal registration of a trademark in the United States affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent subsequent users from using the same or similar mark. However, to the extent any other business operator has acquired trademark rights in a mark by its consistent use of such mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration can be subject to that user’s prior established non-statutory (“Common Law”) rights in that geographic area. In addition, rights in a registered mark are dependent upon the continued use of the mark in connection with the goods and/or services set forth in the registration.

We have 35 foreign trademark registrations covering 41 countries including registrations for CarnoSyn and SR CarnoSyn in Australia, Brazil, Canada, China, Cuba, the European Union Intellectual Property Office, Hong Kong, Israel, Japan, Mexico, New Zealand, Poland, and South Korea. Registrations have also been obtained for CarnoSyn® and the SR CarnoSyn® logos in Switzerland. We currently have two U.S. trademark applications pending and three International applications pending. We also claim common law ownership and protection of certain unregistered trademarks and service marks based upon our continued use of the marks under common law. In some countries, such as the United States, Common Law offers protection of a mark within the particular geographic area in which it is continually and deliberately used.

We believe our registered and unregistered trademarks constitute valuable assets, adding to the recognition of our products and services in the marketplace. These and other proprietary rights have been and will continue to be important in enabling us to compete; however, we cannot provide assurances our current or future trademark applications will be granted or our current trademarks or registrations will be maintained.

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

Patents and Patent Licenses. We currently own eleven U.S. patents and 20 corresponding patents registered in countries throughout North America, Europe and Asia. We also have pending applications in several countries. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI and we make certain ongoing royalty payments to the prior owners of the patents. The royalty payments and licenses are expected to continue until the expiration of the patents. We also sell beta-alanine, and license our patent and trademark rights related to beta-alanine. Some of our patents extend as far as through 2036.

Licensing, royalties, raw material sales, and revenues we have received associated with the sale and licensing of beta-alanine under the CarnoSyn® and SR CarnoSyn® trade names were primarily related to the direct sale of the raw material beta-alanine and totaled $14.2 million in fiscal 2021. We incurred intellectual property litigation and patent compliance expenses of approximately $1.2 million during fiscal 2021 primarily in connection with our efforts to procure and protect our proprietary rights and patent estate. We expect to continue to incur these types of litigation and compliance expenses during fiscal 2022.

Employees

As of June 30, 2021, we employed 220 full-time employees in the U.S., three of whom held executive management positions. Of the remaining full-time employees, 35 were employed in research, laboratory and quality control, 14 in sales and marketing, and 168 in manufacturing and administration. From time to time we use temporary personnel to help us meet shorter-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2021, we had eight temporary personnel.

As of June 30, 2021, NAIE employed an additional 97 full-time employees and 25 temporary employees. Most of these positions were in the areas of manufacturing and manufacturing support.

In response to COVID-19, the state of California has taken measures intended to expand the availability of workers’ compensation or to change the presumptions applicable to workers compensation measures. These actions may increase our exposure to workers’ compensation claims and increase our cost of insurance. Additionally, the federal Families First Coronavirus Response Act (“FFCRA”) expanded paid sick and family medical leave for employees affected by COVID-19. FFCRA covers the cost of this paid leave with refundable tax credits. We are experiencing a shortage of associates and applicants to fill staffing requirements at our U.S. manufacturing facilities due to the current labor shortage affecting manufacturing businesses. This has adversely affected the operating efficiency of our manufacturing facilities. The steps we have taken to address the labor shortage at our manufacturing facilities include hosting hiring events, paying retention bonuses, offering enhanced wages and paying referral bonuses.

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

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Australia, Asia, Mexico, and Canada. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

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

Risks Related to the Company’s Industry and Business

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

The extent of the impact of COVID-19 on our operational and financial performance will depend on the on-going and future impact of the pandemic on our customers, vendors, and availability of labor as well as the potential impact of future expanded local, state, or federal restrictions, all of which are uncertain and are difficult to predict.

Out of an abundance of caution with regard to the COVID-19 pandemic and to increase our liquidity in response to the unknown risk from the pandemic, its potential to have a material negative impact on our business and as a preventative measure to provide our business with the potentially needed additional liquidity resulting from such negative impact, we withdrew $10.0 million from our credit facility with Wells Fargo in the third quarter of fiscal 2020. On February 2, 2021 we repaid the entire withdrawal balance bringing our borrowings under our credit facility to zero. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe we will be able to remain operational and our working capital and available credit facility will be sufficient for us to do so. However, there can be no assurance we will be able to obtain additional working capital in the amounts or in the timing that may become necessary, which could adversely affect our financial condition and results of operations.

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

Our business can be affected by adverse publicity or negative public perception about us, our competitors, our customers, our products, or our industry and competitors generally. Adverse publicity may include publicity about the nutritional supplements industry generally, the efficacy, safety and quality of nutritional supplements and other health care products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors, or our customers. Any adverse publicity or negative public perception could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations could be adversely affected if any of our products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated and unwanted health consequences.

Risks Related to Operations, Manufacturing, and Technology

If we are unable to attract and retain qualified management personnel and key manufacturing personnel, our business may suffer.

Our executive officers and other management personnel along with key manufacturing positions are primarily responsible for our day-to-day operations. We believe our success depends largely on our ability to attract, retain and motivate highly qualified management and key manufacturing personnel. Competition for qualified individuals can be intense and has been increasing in recent years. We may not be able to hire additional qualified personnel in a timely manner or on terms that would not substantially increase our costs. Any inability to retain a skilled professional management team and manufacturing team could adversely affect our ability to successfully execute our business strategies and achieve our goals and objectives.

Our manufacturing and third party fulfillment activities are subject to certain risks.

We manufacture the majority of our products at our manufacturing facilities in California and Switzerland. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Our manufacturing operations, including those of our suppliers, are subject to power failures, blackouts, border shutdowns, telecommunications failures, computer viruses, cybersecurity vulnerabilities, human error, breakdown, failure or substandard performance of our facilities, our equipment, the improper installation or operation of equipment, terrorism, pandemics (including COVID-19), natural or other disasters, intentional acts of violence, and the need to comply with the requirements or directives of governmental agencies, including but not limited to the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slowdowns or delays in our operations. While we have implemented and regularly evaluate various emergency, contingency and disaster recovery plans and we maintain business interruption insurance, there can be no assurance the occurrence of these or any other operational problems at our facilities in California or Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance our contingency plans will prove to be adequate or successful if needed or our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations. We recently acquired a warehouse and distribution facility in Carlsbad, California, and plan to convert it into a dedicated high volume powder blending and packaging facility while also providing additional raw material storage capacity. There can be no assurance our conversion plans will be completed in a time period or at the cost we estimate, or that we will obtain sufficient business from our clients to effectively utilize the facility and our investment therein.

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

We buy our raw materials from a limited number of suppliers. During fiscal 2021, one of our suppliers, Lonza Group AG, represented more than 10% of our total raw material purchases. During fiscal 2020, another of our suppliers, Yasunaga Trading Company, LTD (Yasunaga), represented more than 10% of our raw material purchases. We currently purchase all of our beta-alanine for our CarnoSyn® and SR CarnoSyn® business from Yasunaga. Any disruption in their ability to source materials for or produce the amounts of beta-alanine needed to meet our requirements could have an adverse effect on our business.

The loss of any of our other major suppliers or of any supplier who provides us materials that are hard to obtain elsewhere at the same quality could adversely affect our business operations. Although we believe we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in shortages of products we manufacture from such raw materials, with a resulting loss of sales and customers. In certain situations we may be required to alter our products or with our customer’s consent to substitute different materials from alternative sources.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. We have experienced increases in various raw material costs, transportation costs and the cost of petroleum-based raw materials and packaging supplies used in our business. Increasing pricing pressures on raw materials and other products have continued throughout fiscal 2021 as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, and the impact of COVID-19. We expect these upward pressures to continue through fiscal 2022. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects such cost increases could have on our results of operations or financial condition.

There can be no assurance suppliers will provide the quality raw materials needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials including but not limited to those resulting from conditions outside of our control, such as pandemics, weather, transportation interruptions, labor shortages, strikes, terrorism, natural disasters, and other catastrophic events.

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

Risks Related to Customer Concentration

Because we derive a significant portion of our revenues from a limited number of customers, our revenues would be adversely affected by the loss of a major customer or a significant change in their business, personnel or the timing or amount of their sales to their customers and their orders from us.

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2021, sales to our largest customer, The Juice Plus+ Company, were approximately 51% of our consolidated net sales. We cannot predict with any certainty if sales to Juice Plus+ will increase or decrease in the future. We also have one other private-label contract manufacturing customer that represented 14% of our consolidated net sales during this same time period.

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

We currently derive significant revenues and income from sales of beta-alanine and from licensing our patents. Our ability to maintain or grow our sales of beta-alanine and license revenue from our other patents is contingent on our ability to continue to defend our patents, and commercialize the sale of beta-alanine under our instant release CarnoSyn® patents and trademark and our sustained release SR CarnoSyn® patents and trademark.

We own multiple patents and trademarks related to the use of beta-alanine in food and nutritional supplements. A majority of our revenue and income from this segment is currently derived from activity related to licensing our patents and other intellectual property associated with instant release beta-alanine, sold under our trade name CarnoSyn®. We have five patents for this version of CarnoSyn®, of which the latest expires in 2026. Our patent and trademark licensing revenue increased from $12.6 million in fiscal 2020 to $14.2 million in fiscal 2021 in part due to recovery of the sports nutrition industry after the reopening of gyms and athletic facilities and activities in accordance with easing COVID-19 guidelines for such activities. There is no assurance we will be successful maintaining our historical CarnoSyn® instant release beta-alanine sales levels or growing future sales volumes with our remaining CarnoSyn® instant release patent estate. If we are not successful it could have a material adverse effect on our business, results of operations, and financial condition.

We believe SR CarnoSyn® is a superior delivery system for CarnoSyn® beta-alanine based on its sustained release profile that allows for increased daily dosing and improved muscle retention of carnosine. Our patents related to SR CarnoSyn® extend through 2036 and we believe the introduction of SR CarnoSyn® beta-alanine is an important step in the further commercialization of our patent estate. There can be no assurance we will be successful in getting the market to accept this new form of beta-alanine or that we will be successful launching new products utilizing SR CarnoSyn® beta-alanine.

Risks Related to Regulations

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

As a result of the COVID-19 pandemic, our operations have been subject to additional laws and regulations imposed by federal, state, and local governments primarily related to the ability of our employees to come to work and the safety measures that need to be in place in order for our facilities to remain operational. While we already had robust quality standards and procedures, we have had to constantly monitor these new regulations and implement additional procedures where necessary, including temperature checks, additional cleaning procedures, allowing administrative personnel to work remotely, etc. New or expanded regulations or our inability to continue operating as an essential business could adversely affect our results of operations.

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

The United States has implemented new and increased tariffs on a wide range of goods and materials imported from China and other governments, in addition to tariffs previously imposed. These goods may include products, applications, and ingredients we or our customers require for their products, including beta-alanine. Our ability to maintain or increase CarnoSyn® sales and licensing revenue depends on the availability of the raw material beta-alanine. In response, China and other governments have, or have announced plans to impose additional tariffs on certain American products if additional U.S. tariffs are imposed. Continuing or increased tariffs could have a material adverse effect on our customer’s businesses, the availability of beta-alanine, and the cost of other raw materials we use in our customer’s products. While it is difficult to predict whether or how existing and additional potential tariffs will be imposed, or how tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products we or our customers offer for sale, or ingredients we use in the products we manufacture could adversely impact our offerings and our customers, and could have an adverse impact on the availability of raw materials we purchase including beta-alanine.

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

Risks Related to Litigation

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

Additionally, it is possible one or more of our insurers could exclude from our coverage certain ingredients used in our products. In such event, we may have to stop using those ingredients or rely on indemnification or similar arrangements with our customers who wish to continue to include those ingredients in their products. A substantial increase in our product liability risk or the loss of customers or product lines, or the failure of a customer to honor indemnification agreements could each have a material adverse effect on our results of operations and financial condition.

We may continue to incur significant costs in the course of creating and defending our intellectual property. We may be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others.

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents, and similar intellectual property. We may continue to incur significant patent and trademark litigation costs associated with creating and defending our intellectual property. During fiscal 2021, we incurred approximately $1.2 million in patent litigation and prosecution expense and expect these expenses to be between $0.5 million and $1.0 million during fiscal 2022. There is no assurance we will be able to create new intellectual property, protect our existing intellectual property adequately or that our intellectual property rights will be upheld. If as we have been in the past, we are again subject to legal proceedings seeking to invalidate our patent rights, such proceedings or the success of the efforts thereby could have a material adverse impact upon our financial condition and results of operations. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if ultimately determined in our favor, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. If infringement claims are asserted against us, we may seek to obtain a license to use the claiming third party’s intellectual property rights. There can be no assurance such a license would be available at all or available on terms acceptable or favorable to us.

Risks Related to Insider Ownership and Corporate Structure

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 22% of our outstanding shares of common stock as of June 30, 2021. Approximately 16% of the outstanding shares of common stock are beneficially owned by Mark LeDoux, and his family and affiliates. Mr. LeDoux is our Chief Executive Officer and Chairman of the Board. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

Risks Related to Future Acquisitions

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

General Risk Factors

Our operating results will vary. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our net sales increased during fiscal 2021 as compared to fiscal 2020, and there can be no assurance our net sales will improve in the near term, or we will earn a profit in any given year. We experienced a net loss in fiscal 2020 and may incur losses in the future. Our operating results may fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We anticipate generating positive net income in fiscal 2022, although there is no assurance we will be able to do so. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our stock price could fluctuate significantly.

Stock prices in general can be volatile and ours is no different. The trading price of our stock may fluctuate in response to the following, as well as other, factors including but not limited to factors outside of our control:

•	broad market fluctuations and general economic and/or political conditions;

•	fluctuations in our financial results;

•	relatively low trading volumes;

•	future offerings of our common stock or other securities;

•	the general condition of the nutritional supplement industry;

•	increased competition;

•	regulatory action;

•	adverse publicity;

•	manipulative or illegal trading practices by third parties; and

•	our and our customers’ and suppliers’ products and other public announcements.

The market for our stock has historically experienced significant price and volume fluctuations. There can be no assurance that an active market in our stock will continue to exist or that the price of our common stock will not decline. Our future operating results may be below the expectations of securities analysts and investors. If this were to occur, the price of our common stock could decline, perhaps substantially.

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

It is possible our cash from operations could become insufficient to meet our working capital needs and/or to implement our business strategies. In such an event, there can be no assurance our existing line of credit would be sufficient to meet our working capital needs, if the line has any credit still available when needed. Furthermore, if we fail to maintain certain loan covenants, we may no longer have access to our credit line. Under the terms of our credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender. Our credit line terminates in May 2024 and there is no guarantee we will be able to extend or renew this credit line on favorable terms or at all.

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

ITEM 2. PROPERTIES

This table summarizes our facilities as of June 30, 2021. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date
Vista, CA USA(1),(2)	Manufacturing, warehousing, packaging and distribution	162,000	Leased	March 2024
Manno, Switzerland(3)	Manufacturing, warehousing, packaging and distribution	95,990	Leased	June 2024
Manno, Switzerland(4)	Warehousing	30,892	Leased	December 2023
Carlsbad, CA USA(5)	Corporate headquarters	20,981	Owned	N/A
Carlsbad, CA USA(6)	Powder filling, packaging, distribution and storage	54,154	Owned	N/A

(1)	This facility is used by NAI for its private-label contract manufacturing segment.

(2)	At this facility we use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions.

(3)	This facility is used by NAIE in connection with our private-label contract manufacturing segment.

(4)	This facility is used by NAIE for additional warehouse storage.

(5)	We purchased the Carlsbad facility in March 2016.

(6)	We purchased this facility in August 2021, and are presently converting it into a dedicated high volume powder blending and packaging facility with additional raw material storage capacity.

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

As of September 20, 2021, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business.

There is no assurance NAI will prevail in any litigation matters or that litigation expenses will not be greater than anticipated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2021 and 2020:

	Fiscal 2021		Fiscal 2020
	High	Low	High	Low
First Quarter	$8.23	$6.52	$12.30	$8.20
Second Quarter	$10.99	$7.40	$9.36	$7.61
Third Quarter	$17.66	$10.60	$9.61	$5.15
Fourth Quarter	$18.20	$12.90	$7.43	$5.93

Holders

As of September 17, 2021, there were approximately 195 stockholders of record of our common stock. On that same date, the last sales price of our common stock as reported on NASDAQ was $14.91 per share.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend while such facility is in place without a waiver from our lender.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2021, we did not sell any unregistered securities.

Repurchases

During the quarter ended June 30, 2021, we did not repurchase any shares of our common stock under our stock repurchase plan. Currently we have $3.2 million approved under the Plan for future purchases.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2021:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	$—	608,227
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	—	$—	608,227

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2021 and 2020 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

During fiscal 2021, our consolidated net sales were 50% higher than in fiscal 2020. Private-label contract manufacturing sales increased 55% due to higher sales from a majority of our distribution channels worldwide. A significant portion of our increased contract manufacturing sales related to higher sales of immune and wellness products which is in line with the trend being experienced by the dietary supplement industry and is being driven by consumers taking a more active role in their health and wellness as a result of the COVID-19 pandemic.  Our contract manufacturing sales also increased due to sales of newly awarded products from new and existing customers. This sales increase was partially offset by a reduction in sales as a result of a discontinued customer relationship. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales increased to 51% in fiscal 2021 from 44% in fiscal 2020. We expect this percentage to decrease in fiscal 2022.

Effective March 31, 2020, we terminated our ongoing relationship with one private-label contract manufacturing customer, Kaged Muscle. During fiscal 2020 we reserved 100% of their accounts receivable and a majority of the inventory held for their products resulting in a total reserve of $4.3 million. During fiscal 2021, we recovered $0.8 million primarily associated with sales of inventory previously reserved. As of June 30, 2021, all remaining inventory amounts have been converted to accounts receivables and our balance sheet now includes a reserve of $3.5 million. We continue working with this former customer to assist them with completing their obligations to us.

During fiscal 2021, CarnoSyn® beta-alanine revenue increased 13% to $14.2 million as compared to $12.6 million for fiscal 2020. The increase in CarnoSyn® revenue was primarily due to an increase in material shipments primarily resulting from higher sales to existing customers, which we believe was primarily influenced by the increase in athletic activities as gyms and athletic facilities began to reopen during the second half of fiscal 2021 in accordance with easing COVID-19 guidelines for various cities and states across the USA. We believe the increase experienced in the second half of our fiscal year 2021 included larger than usual orders associated with our customer’s refilling their distribution channels and we anticipate these sales levels will normalize to historical trend in fiscal 2022.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our CarnoSyn® business, we incurred litigation and patent compliance expenses of approximately $1.2 million during fiscal 2021 and $2.0 million during fiscal 2020. The decrease in these legal expenses on a year over year basis was primarily due to the successful resolution of several cases that were settled. We currently expect our litigation and patent compliance expenses to decrease during fiscal 2022 to an annual rate of approximately $0.5 million to $1.0 million. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, the availability and the cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During fiscal 2022, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

Based on our current sales order volumes and forecasts we have received from our customers, we anticipate our fiscal 2022 consolidated net sales will increase between 5.0% and 10.0% as compared to fiscal 2021. We also anticipate we will generate operating income between 7.0% and 9.0% of net sales for our fiscal year ending June 30, 2022. Sales and profitability during the first half of fiscal 2022 are anticipated to decline when compared to the same period of fiscal 2021. Our expectations for the first half of fiscal 2022 are being driven by continuing supply chain, labor and logistical constraints, all of which are expected to result in a backlog of existing orders that may not get fully cleared until the second half of fiscal 2022. We currently anticipate these manufacturing challenges will mostly resolve themselves during the second half of fiscal 2022. As a result, we expect sales and profitability in the second half of fiscal 2022 to exceed the comparable period in fiscal 2021, with the overall fiscal 2022 results reflecting an increase in both sales and profitability on a full year basis. There can be no assurance our expectations will result in the currently anticipated increase in net sales or operating income. Notwithstanding, we are also closely monitoring the impact of the COVID-19 pandemic. Currently, we cannot reasonably estimate the length of time or severity of the pandemic and cannot currently reliably estimate the impact this pandemic may have on our consolidated financial results for fiscal 2022 and beyond.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to affect our business. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Our facilities, located both in the United States and Europe, continue to operate as an essential and critical manufacturer in accordance with applicable federal, state, and local regulations, however, there can be no assurance our facilities will continue to operate without interruption. Factors that derive from COVID-19 and the accompanying response, and that have or may negatively impact sales and gross margin in the future include, but are not limited to the following:

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

●	Limitation on the availability of qualified individuals to adequately staff our manufacturing facilities;
●	Local, state, or federal orders requiring employees to remain at home;
●	Limitations on the ability of carriers to deliver materials to us or deliver our products to customers;
●	Limitations on the ability of our customers to conduct their business and purchase our products and services; and
●	Limitations on the ability of our customers to pay us on a timely basis.

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

During fiscal 2022, we plan to continue our focus on:

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

Discussion of Critical Accounting Estimates

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies are disclosed in Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements.

Revenue Recognition — Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling one or more performance obligations.  For certain contracts with volume rebates, our estimates of future sales used to assess the volume rebate estimates are subject to a high degree of judgement and may differ from actual sales due to, among other things, changes in customer orders and raw material availability.

Results of Operations

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales (dollars in thousands).

	Fiscal Year Ended
	June 30, 2021		June 30, 2020		Increase (Decrease)
Private-label contract manufacturing	$164,310	92%	$106,291	89%	$58,019	55%
Patent and trademark licensing	14,210	8%	12,585	11%	1,625	13%
Total net sales	178,520	100%	118,876	100%	59,644	50%
Cost of goods sold	148,078	83%	100,005	84%	48,073	48%
Gross profit	30,442	17%	18,871	16%	11,571	61%
Selling, general & administrative expenses	16,770	9%	20,380	17%	(3,610)	(18)%
Income (loss) from operations	13,672	8%	(1,509)	(1)%	15,181	1,006%
Other (loss), net	(1,547)	(1)%	(229)	—%	(1,318)	(576)%
Income (loss) before income taxes	12,125	7%	(1,738)	(2)%	13,863	798%
Provision (benefit) for income taxes	1,357	1%	(93)	—%	1,450	—%
Net income (loss)	$10,768	6%	$(1,645)	(1)%	$12,413	755%

Private-label contract manufacturing sales increased 55% due to higher sales from a majority of our distribution channels worldwide. A significant portion of our increased contract manufacturing sales related to higher sales of immune and wellness products which is in line with the trend being experienced by the dietary supplement industry and is being driven by consumers taking a more active role in their health and wellness as a result of the COVID-19 pandemic.  Our contract manufacturing sales also increased due to sales of newly awarded products from new and existing customers. This sales increase was partially offset by a reduction in sales as a result of a discontinued customer relationship. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales increased to 51% in fiscal 2021 from 44% in fiscal 2020. We expect this percentage to decrease in fiscal 2022.

Net sales from our patent and trademark licensing segment increased 13% during fiscal 2021. The increase in patent and trademark licensing revenue was primarily due to an increase in material shipments primarily resulting from higher sales to existing customers, which we believe was primarily influenced by the increase in athletic activities as gyms and athletic facilities began to reopen during the second half of fiscal 2021 in accordance with easing COVID-19 guidelines for various cities and states across the USA. We believe the increase experienced in the second half of our fiscal year 2021 included larger than usual orders associated with our customer’s refilling their distribution channels and we anticipate these sales levels will normalize to historical trend in fiscal 2022.

The change in gross profit margin for the year ended June 30, 2021, was as follows:

Percentage Change
Contract manufacturing(1)	3.0
Patent and trademark licensing(2)	(1.8)
Total change in gross profit margin	1.2

1

Private-label contract manufacturing gross profit margin contribution increased 3.0 percentage points in fiscal 2021 as compared to fiscal 2020. The increase in gross profit as a percentage of sales for private-label contract manufacturing is primarily due to a decrease in per unit manufacturing costs as a result of increased sales as well as a $1.0 million inventory reserve recorded in the prior fiscal year, with no such comparable reserve in the current fiscal year. These decreases were partially offset by unfavorable product and customer sales mix.

2

During fiscal 2021, patent and trademark licensing gross profit margin contribution decreased 1.8 percentage points in fiscal 2021 as compared to fiscal 2020. The decrease in margin contribution during the year ended June 30, 2021 was primarily due to decreased patent and trademark licensing net sales as a percentage of total consolidated net sales and lower average sales prices.

Selling, general and administrative expenses decreased $3.6 million, or 18%, during fiscal 2021 as compared to fiscal 2020. This decrease was primarily due to $3.3 million of bad debt expense recorded during fiscal 2020 related to a receivable from a former contract manufacturing customer with no such comparable reserve during fiscal 2021, decreased litigation and patent compliance expenses associated with our CarnoSyn® beta-alanine patent estate, and decreased CarnoSyn® advertising and research expenses. These decreases were partially offset by increased employee compensation costs.

Other income, net, decreased $1.3 million during fiscal 2021 as compared to fiscal 2020. The decreases were primarily due to the unfavorable foreign exchange revaluation activity due to volatility in the Euro and Swiss Franc impacting our balance sheet.

Our income tax expense increased $1.5 million during fiscal 2021 as compared to fiscal 2020. The increase was primarily due to the increase in income before taxes when compared to a loss in fiscal 2020.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $20.8 million in fiscal 2021 compared to net cash provided by operating activities of $3.7 million in fiscal 2020.

At June 30, 2021, changes in accounts receivable, consisting primarily of amounts due from our private-label contract manufacturing customers and our patent and trademark raw material sales activities, used $0.8 million in cash compared to using $4.3 million in fiscal 2020. The decrease in cash used by accounts receivable during fiscal 2021 primarily resulted from timing of sales and the related collections at the end of fiscal 2021 as compared to fiscal 2020. In addition, provision for uncollectible accounts receivable provided $0.1 million in fiscal 2021 as compared to using $3.3 million for fiscal 2020. The change in provision for uncollectible accounts receivable was primarily associated with a reserve recorded for a former contract manufacturing customer in fiscal 2020 while the activity in fiscal 2021 reflected an amount recovered against the same receivable. Days sales outstanding decreased to 36 days during fiscal 2021 compared to 51 days during fiscal 2020, primarily due to customer sales mix and timing of sales and the related collections.

Inventory provided $1.0 million in cash during fiscal 2021 compared to using $2.0 million in fiscal 2020. The change in cash activity from inventory was primarily related to the difference in amount and timing of sales at the end of fiscal 2021 and anticipated sales for the beginning of fiscal 2022 as compared to the same drivers at the end of fiscal 2020. Changes in accounts payable and accrued liabilities provided $1.9 million in cash during fiscal 2021 compared to providing $2.7 million during fiscal 2020. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in fiscal 2021 was $5.0 million compared to $4.5 million in fiscal 2020. Capital expenditures were $5.1 million during fiscal 2021 compared to $4.5 million in fiscal 2020. Capital expenditures during fiscal 2021 and fiscal 2020 were primarily for manufacturing equipment used in our Vista, California and Manno, Switzerland facilities.

Cash used by financing activities in fiscal 2021 was $14.1 million, compared to providing $6.3 million in fiscal 2020. This change is primarily due to $10.0 million in proceeds from our line of credit, withdrawn as a measure to provide our business with liquidity out of an abundance of caution due to the COVID-19 pandemic during fiscal 2020 that was paid off in February 2021. Financing activities also included an increase in repurchases of our stock, which increased to $4.1 million in fiscal 2021 as compared to $3.7 million in fiscal 2020. At June 30, 2021 we had no outstanding balances due and $20.0 million available in connection with our loan facility. At June 30, 2020 we had $10.0 million due and no amount available in connection with our loan facility.

During fiscal 2021 we were in compliance with all of the financial and other covenants required under our Credit Agreement. Refer to Note F, "Debt," in Item 8 of this report, for terms of such Credit Agreement and additional information.

As of June 30, 2021, we had $32.1 million in cash and cash equivalents. Of these amounts, $15.6 million of cash and cash equivalents were held by NAIE. In August 2021 we used $7.5 million of cash related to the building purchase further disclosed in our subsequent events footnote. Overall, we believe our available cash, cash equivalents and potential cash flows from operations will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons, in each case that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2021 we experienced price increases in product raw material and operational costs related to inflationary pressures. During fiscal 2020, we did not experience any significant increases in product raw material or operational costs we attributed to inflationary factors. We currently believe increasing raw material and product cost pricing pressures will continue throughout fiscal 2022 as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, and the impact of COVID-19. We believe current inflation rates will have an impact on our fiscal 2022 operations and we are monitoring the drivers and working with suppliers and customers to mitigate the impact on our results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Natural Alternatives International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition—Refer to Note A to the Consolidated Financial Statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company may enter into certain customer contracts that contain unique, customer-specific terms and conditions, variable consideration, as well as multiple performance obligations. For such contracts, significant interpretation may be required to determine the appropriate accounting, including the identification of performance obligations, the allocation of the transaction price to performance obligations in the arrangement, the timing of the transfer of control of promised goods for each of those performance obligations, estimates of variable consideration and agent versus principal consideration.

Our assessment of managements’ evaluation of the above referenced matters related to proper revenue recognition is significant to our audit because the amounts are material to the financial statements, the assessment process involves significant judgment, and the application of U.S. generally accepted accounting principles in this area is complex.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer contracts included the following:

●	We evaluated the appropriateness of management’s revenue recognition policies.

●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

●	We selected a sample of revenue transactions and performed the following procedures:

o	Obtained and read source documents for each selection, including master agreements, purchase orders and other documents that evidenced the customer arrangement.

o	Tested management’s identification and treatment of the key contract terms, including performance obligations and variable consideration.

o

Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of the Company’s accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2014.

San Diego, California

September 20, 2021

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$32,133	$30,478
Accounts receivable – less allowance for doubtful accounts of $3,527 at June 30, 2021 and $3,240 at June 30, 2020	17,946	17,001
Inventories, net	27,006	27,972
Income tax receivable	1,095	848
Forward contracts	—	450
Prepaids and other current assets	2,168	2,275
Total current assets	80,348	79,024
Property and equipment, net	22,271	21,523
Operating lease right-of-use assets	15,877	18,354
Deferred tax asset – noncurrent	214	196
Other noncurrent assets, net	1,571	1,106
Total assets	$120,281	$120,203
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,893	$12,509
Accrued liabilities	2,441	1,565
Accrued compensation and employee benefits	4,584	2,660
Customer deposits	1,721	62
Income taxes payable	619	1,010
Forward contracts	814	—
Line of credit	—	10,000
Total current liabilities	22,072	27,806

Long-term liability – operating leases	16,481	18,782
Noncurrent forward contracts	4	195
Long-term pension liability	391	696
Income taxes payable, noncurrent	1,250	1,349
Total liabilities	40,198	48,828
Commitments and contingencies (Notes H, J and M)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2021 and June 30, 2020, issued and outstanding (net of treasury shares) 6,436,568 at June 30, 2021 and 6,752,372 at June 30, 2020	88	87
Additional paid-in capital	29,456	27,992
Retained earnings	66,949	56,181
Treasury stock, at cost, 2,567,797 shares at June 30, 2021 and 2,104,305 at June 30, 2020	(15,849)	(11,702)
Accumulated other comprehensive loss	(561)	(1,183)
Total stockholders’ equity	80,083	71,375
Total liabilities and stockholders’ equity	$120,281	$120,203

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Operations And Comprehensive Income (Loss)

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2021	2020
Net sales	$178,520	$118,876
Cost of goods sold	148,078	100,005
Gross profit	30,442	18,871
Other selling, general and administrative expenses	16,902	17,098
(Recoveries) provision for uncollectible accounts receivable	(132)	3,282
Income (loss) from operations	13,672	(1,509)
Other (expense) income:
Interest income	1	177
Interest expense	(118)	(67)
Foreign exchange loss	(1,409)	(320)
Other, net	(21)	(19)
Total other (expense)	(1,547)	(229)
Income (loss) before income taxes	12,125	(1,738)
Provision (benefit) for income taxes	1,357	(93)
Net income (loss)	$10,768	$(1,645)
Change in minimum pension liability, net of tax	$350	$(323)
Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	272	(1,024)
Comprehensive income (loss)	$11,390	$(2,992)
Net income (loss) per common share:
Basic	$1.71	$(0.25)
Diluted	$1.69	$(0.25)
Weighted average common shares outstanding:
Basic	6,290,689	6,695,302
Diluted	6,379,486	6,695,302

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2019	8,851,677	87	26,280	57,380	1,626,605	(7,955)	292	76,084
Issuance of common stock for restricted stock grants	5,000	—	—	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,712	—	—	—	—	1,712
Repurchase of common stock	—	—	—	—	462,700	(3,747)	—	(3,747)
Forfeiture of restricted stock	—	—	—	—	15,000	—	—	—
Cumulative-effect adjustment pursuant to adoption of ASU 2016-02 (Note D)	—	—	—	318	—	—	—	318
Reclassification pursuant to adoption of ASU 2018-02 (Note A)	—	—	—	128	—	—	(128)	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(323)	(323)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,024)	(1,024)
Net loss	—	—	—	(1,645)	—	—	—	(1,645)

Balance, June 30, 2020	8,856,677	$87	$27,992	$56,181	2,104,305	$(11,702)	$(1,183)	$71,375
Issuance of common stock for restricted stock grants	91,773	1	(1)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,430	—	—	—	—	1,430
Repurchase of common stock	—	—	—	—	433,050	(3,844)	—	(3,844)
Issuance of common stock for stock option exercise	55,915	—	35	—	30,442	(303)	—	(268)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	350	350
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	272	272
Net income	—	—	—	10,768	—	—	—	10,768
Balance, June 30, 2021	9,004,365	$88	$29,456	$66,949	2,567,797	$(15,849)	$(561)	$80,083

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30

(in thousands)

	2021	2020
Cash flows from operating activities
Net income (loss)	$10,768	$(1,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Recovery of) provision for uncollectible accounts receivable	(132)	3,282
Depreciation and amortization	4,338	3,959
Deferred income taxes	(214)	(893)
Non-cash lease expenses	3,421	2,772
Non-cash compensation	1,430	1,712
Pension expense	163	27
(Gain) loss on disposal of assets, net of impairment	(47)	109
Changes in operating assets and liabilities:
Accounts receivable	(813)	(4,319)
Inventories	966	(1,969)
Operating lease liabilities	(3,245)	(2,467)
Prepaids and other assets	(358)	(1,174)
Accounts payable and accrued liabilities	1,912	2,720
Forward contracts	1,430	688
Income taxes	(737)	(156)
Accrued compensation and employee benefits	1,924	1,045
Net cash provided by operating activities	20,806	3,691
Cash flows from investing activities
Purchases of property and equipment	(5,107)	(4,541)
Proceeds from sale of property and equipment	68	35
Net cash used in investing activities	(5,039)	(4,506)
Cash flows from financing activities
Repurchase of common stock	(4,147)	(3,747)
(Payments) borrowings on lines of credit	(10,000)	10,000
Issuance of common stock for stock option exercise	35	—
Net cash (used in) provided by financing activities	(14,112)	6,253
Net increase in cash and cash equivalents	1,655	5,438
Cash and cash equivalents at beginning of year	30,478	25,040
Cash and cash equivalents at end of year	$32,133	$30,478
Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$2,960	$993
Interest	$131	$66

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

We did not adopt any accounting pronouncements during the fiscal year ended June 30, 2021.

Recently Issued Accounting Pronouncements

On December 18, 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new standard eliminates certain exceptions in Accounting Standards Codification ("ASC") 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. This ASU will be effective for us beginning in our first quarter of fiscal 2022. We do not expect this ASU will have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates ("IBORs") and, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022 (fiscal year 2023) with early adoption permitted. We do not expect this ASU will have a material impact on our consolidated financial statements.

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

Except for cash and cash equivalents, as of June 30, 2021 and June 30, 2020, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair value of our forward exchange contracts as of June 30, 2021 included a net liability of $0.8 million. The fair value as of June 30, 2020 was a net asset of $0.3 million. The fair values were determined based on obtaining pricing from our bank and corroborating those values with a third party bank or pricing service. We classify any outstanding line of credit balance as a Level 2 liability, as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of June 30, 2021 and June 30, 2020, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between any levels during fiscal 2021.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and customer credit-worthiness. An allowance for estimated doubtful accounts is maintained based on historical experience, including identified customer credit issues. We monitor collections regularly and adjust the allowance for doubtful accounts as necessary to recognize any changes in credit exposure. Upon conclusion that a receivable is uncollectible, we record the respective amount as a charge against allowance for doubtful accounts. To date, such doubtful accounts reserves, in the aggregate, have been adequate to cover collection losses.

Customer Deposits

For certain customers we have contract terms where the customer pays a certain portion of their orders as prepayment. We treat this as a customer deposit liability and do not record revenue until we ship the product to the customer. As of June 30, 2021 we had $1.7 million in customer deposits. As of June 30, 2020 our customer deposit balance was $0.1 million.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2021 we recognized $21,000 in impairment losses. We did not recognize any impairment losses during fiscal 2020.

Derivative Financial Instruments

We may use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted sales denominated in Euros. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts. To the extent we use derivative financial instruments, we account for them as cash flow hedges. Foreign exchange derivative instruments that do not meet the criteria for cash flow hedge accounting are marked-to-market through the Consolidated Statements of Operations and Comprehensive Income (Loss). Historically, our cash flow derivative instruments have met the criteria for hedge accounting.

We recognize any unrealized gains and losses associated with derivative instruments accounted for as cash flow hedges in income in the period in which the underlying hedged transaction is realized. To the extent the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2021, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar, which is primarily the Euro. As of June 30, 2021, the notional amounts of our foreign exchange contracts were $60.4 million (€51.3 million). These contracts will mature over the next 14 months.

As of June 30, 2021, we held foreign currency contracts not designated as cash flow hedges primarily to protect against change in valuation of an underlying balance sheet item. As of June 30, 2021, the notional amounts of our foreign currency contracts not designated as cash flow hedges were $6.2 million (CHF 5.5 million). These contracts will mature in the first quarter of fiscal year 2022.

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

Revenue is recognized at the point in time that each of our performance obligations is fulfilled, and control of the ordered products is transferred to the customer. This transfer occurs when the product is shipped, or in some cases, when the product is delivered to the customer.

We provide early payment discounts to certain customers. Based on historical payment trends, we expect that these customers will take advantage of these early payment discounts. The cost of these discounts is reported as a reduction to the transaction price. If the actual discounts differ from those estimated, the difference is also reported as a change in the transaction price. We require prepayment from certain customers. We record any payments received in advance of contracts fulfillment as a contract liability and classified as customer deposits on the consolidated balance sheet.

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of June 30, 2021, we have no known returns liability.

We have an Exclusive Manufacturing Agreement with The Juice Plus+ Company LLC (“Juice Plus+”) through August 6, 2025. Pursuant to the Exclusive Manufacturing Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. Pursuant to this Exclusive Manufacturing Agreement, we provide Juice Plus+ with a cash discount. We recorded $1.6 million of “Cash Sales Discount” for the year ended June 30, 2021, which was recorded as a reduction to net sales. We recorded $1.6 million of “Cash Sales Discount” during the year ended June 30, 2020, with such amounts recorded as a reduction to net sales.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $14.2 million during fiscal 2021 and $12.6 million during fiscal 2020. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $0.6 million during fiscal 2021 and $0.5 million during fiscal 2020.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $1.9 million for fiscal 2021 and $1.8 million for fiscal 2020. These costs were included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $0.8 million during the fiscal year ended June 30, 2021 and $1.4 million during fiscal 2020. These costs were included in selling, general and administrative expenses.

Income Taxes

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the Tax Cuts and Jobs Act (“TCJ Act”), and estimated income tax payments. We filed an amended return for our fiscal 2015 and fiscal 2016 tax years under provisions of the CARES act, as discussed below. We will continue to monitor and assess the impact of the CARES Act, and similar legislation in other countries, with respect to what impact such legislation may have on our business and financial results.

On July 23, 2020, the Department of Treasury issued final regulations which provide an exclusion to the global intangible low-taxed income (GILTI) calculation on an elective basis. These regulations were effective September 21, 2020 and may be retroactively applied. Under these new regulations, we are able to exclude the GILTI calculation from our domestic taxable income if the deemed effective tax rate at our foreign subsidiary is greater than 18.9%. We assessed this rate, including the implementation of certain tax strategies, and we have determined that our effective rate at NAIE is greater than 18.9% as of the year ended June 30, 2020. We reassessed our estimated taxes for fiscal 2020 and in the year ended June 30, 2021 we recorded a reduction to our fiscal 2020 estimated taxes of $0.4 million as a discrete benefit. As a result of this adjustment, our domestic tax return for fiscal 2020 reflected a net operating loss which, in accordance with the CARES ACT, we carried back to fiscal 2015 and fiscal 2016, which reflected a higher federal tax rate. Due to this rate differential we have recorded a permanent discrete tax benefit of $0.3 million during the year ended June 30, 2021. For NAIE the result of this tax planning during the year ended June 30, 2021 was an additional foreign estimated tax benefit of $0.1 million.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2021 and June 30, 2020, we did not record any tax liabilities for uncertain tax positions.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized based on whether future taxable income will be generated during the periods in which those temporary differences become deductible. During the year ended June 30, 2021, there was no change to our valuation allowance.

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

	For the Years Ended June 30,
	2021	2020
Numerator
Net income (loss)	$10,768	$(1,645)
Denominator
Basic weighted average common shares outstanding	6,291	6,695
Dilutive effect of stock options and restricted stock shares	88	—
Diluted weighted average common shares outstanding	6,379	6,695
Basic net income (loss) per common share	$1.71	$(0.25)
Diluted net income (loss) per common share	$1.69	$(0.25)

During the year ended June 30, 2021, we excluded shares relating to stock options totaling 22,500 and 52,108 shares of unvested restricted stock, as their impact would have been anti-dilutive.

In periods where we have a net loss, stock options and restricted stock are excluded from our calculation of diluted net income (loss) per common share, as their inclusion would have an antidilutive effect. For the year ended June 30, 2020 we recorded a net loss for the year and therefore we excluded shares related to stock options totaling 130,000 and restricted stock totaling 323,904.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is primarily concentrated with our two largest customers, whose receivable balances collectively represented 64.8% of gross accounts receivable at June 30, 2021 and 65.7% at June 30, 2020. As of June 30, 2021, we had a receivable balance of $3.5 million and as of June 30, 2020 we had a receivable balance of $3.3 million from a former contract manufacturing customer. We have recorded a bad debt reserve equal to 100% of this outstanding balance and thus did not reflect it in the percentages listed above.

Additionally, amounts due related to our beta-alanine raw material sales were 8.6% of gross accounts receivable at June 30, 2021 and 2.5% of gross accounts receivable at June 30, 2020. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2021	2020
Raw materials	$20,668	$20,863
Work in progress	3,760	3,447
Finished goods	3,050	4,936
Reserve	(472)	(1,274)
	$27,006	$27,972

The inventory reserve as of June 30, 2020, included a reserve of $1.0 million related to Kaged Muscle while the inventory reserve as of June 30, 2021 did not include any amounts related to this former customer. During fiscal 2021, through our efforts working with this former customer, we recovered $0.8 million of the amount that was reserved during the year ended June 30, 2020 and the remaining inventory balance and related reserve was converted to accounts receivable and allowance for doubtful accounts.

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years			2021	2020
Land	NA			$1,200	$1,200
Building and building improvements	7	–	39	3,757	3,743
Machinery and equipment	3	–	12	35,458	33,405
Office equipment and furniture	3	–	5	5,712	5,318
Vehicles		3		255	255
Leasehold improvements	1	–	15	20,236	18,031
Total property and equipment				66,618	61,952
Less: accumulated depreciation and amortization				(44,347)	(40,429)
Property and equipment, net				$22,271	$21,523

Depreciation expense was approximately $4.3 million in fiscal 2021 and $4.0 million in fiscal 2020.

D. Leases

On July 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of July 1, 2019, which is the date of initial application. Under ASC 842, all leases greater than one year are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease expenses are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

We adopted ASC 842 using a modified retrospective approach for all leases existing at July 1, 2019. The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. As of July 1, 2019, we had no finance leases. Upon adoption, leases that were previously classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $20.7 million to operating lease right-of-use assets and an adjustment of $20.9 million to the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 842, discounted using our secured incremental borrowing rate at the effective date of July 1, 2019, and using the expected lease term, including any optional renewals, as the tenor. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether existing contracts are or contain a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

Other information related to leases was as follows (in thousands) for the year ended June 30,

Supplemental Cash Flows Information	2021	2020
Cash paid for amounts included in the measurement of operating lease Liabilities	$3,298	$3,453
Operating lease liabilities arising from recording Right of Use Assets upon adoption of ASC 842	—	20,897
Operating lease liabilities arising from obtaining Right of Use Assets for new leases	187	120

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

Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. Substantially all our operating leases are comprised of payments for the use of manufacturing space. We have no leases classified as finance leases. As of June 30, 2021, the weighted average remaining lease term for our operating leases was 6.3 years. The weighted average discount rate for our operating leases was 3.24%. As of June 30, 2020, the weighted average remaining lease term for our operating leases was 7.2 years. The weighted average discount rate for our operating leases was 3.24%.

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

E. Other comprehensive loss

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following at June 30 (dollars in thousands):

	Year Ended June 30, 2021
	Defined Benefit Pension Plan	Unrealized (Losses) Gains on Cash Flow Hedges	Total

Balance as of June 30, 2020	$(888)	$(295)	$(1,183)

OCI/OCL before reclassifications	337	(2,817)	(2,480)
Amounts reclassified from OCI	123	3,173	3,296

Tax effect of OCI activity	(110)	(84)	(194)
Net current period OCI/OCL	350	272	622
Balance as of June 30, 2021	$(538)	$(23)	$(561)

	Year Ended June 30, 2020
	Defined Benefit Pension Plan	Unrealized (Losses) Gains on Cash Flow Hedges	Total

Balance as of June 30, 2019	$(491)	$783	$292

ASU 2018-02 Adjustment	(74)	(54)	(128)
OCI/OCL before reclassifications	(404)	1,400	988
Amounts reclassified from OCI	(20)	(2,747)	(2,759)

Tax effect of OCI activity	101	323	424
Net current period OCI/OCL	(397)	(1,078)	(1,475)
Balance as of June 30, 2020	$(888)	$(295)	$(1,183)

F. Debt

On May 24, 2021, we entered into a new credit facility with Wells Fargo Bank, N.A. to extend the maturity for our working line of credit from November 1, 2022, to May 24, 2024. This new credit facility provides total lending capacity of up to $20.0 million and allows us to use the credit facility for working capital as well as potential acquisitions.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.25 to 1.0 at any time; and (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end (iii) net income after taxes not less than $1.00, determined on a trailing four quarter basis with no two consecutive quarterly losses, determined as of each quarter end. The credit agreement also includes a limitation on the amount of capital expenditures that can be made in a given fiscal year, with such limitation set at $10.0 million for our fiscal year ending June 30, 2022 and $7.5 million for all fiscal years thereafter Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by us from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.25% above the daily one month LIBOR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.25% above the LIBOR rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences between payment under a fixed rate versus payment under the variable rate for each month from the month of prepayment through the month in which the then applicable fixed rate term matures. There is an unused commitment fee of 0.125% required as part of this new credit facility.

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

On June 30, 2021, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

In light of the global economic uncertainty related to COVID-19 and as a preventative measure to provide our business with potentially necessary liquidity, and out of an abundance of caution, we withdrew $10.0 million from our credit facility with Wells Fargo during the year ended June 30, 2020. During February 2021 we fully repaid the entire balance of our $10.0 million credit line with Wells Fargo, bringing our debt under the line to zero. As of June 30, 2021, we had the full $20.0 million available for borrowing under our credit facility with Wells Fargo Bank.

G. Income Taxes

During fiscal 2021, we recorded U.S.-based domestic tax expense of $0.6 million. During fiscal 2020, we recorded U.S.-based domestic tax benefit of $0.8 million.

The following is a geographical breakdown of income (loss) before income taxes (in thousands):

	2021	2020

United States	$7,462	$(5,742)
Foreign	4,663	4,004
Total income (loss) before income taxes	$12,125	$(1,738)

The provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2021	2020
Current:
Federal	$274	$31
State	59	4
Foreign	1,238	728
	1,571	763
Deferred:
Federal	44	(641)
State	211	(215)
Foreign	(469)	—
	(214)	(856)
Total provision (benefit) for income taxes	$1,357	$(93)

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2021	2020
Deferred tax assets:
Inventory capitalization	$259	$412
Inventory reserves	143	301
Pension liability	150	260
Lease liability	2,477	2,732
Net operating loss carry forward	94	245
Accrued compensation	568	—
Stock-based compensation	96	157
Forward contracts	8	93
Tax credit carry forward	300	340
Allowance for bad debt	863	819
Other, net	3	246
Total gross deferred tax assets	4,961	5,605

Deferred tax liabilities:
Withholding taxes	(1,133)	(1,133)
Fixed Assets	(997)	(1,011)
Foreign inventory reserves	—	(469)
Lease asset	(2,413)	(2,681)
Other, net	(204)	(115)
Deferred tax liabilities	(4,747)	(5,409)
Net deferred tax assets	$214	$196

At June 30, 2021, we had state tax net operating loss carry forwards of approximately $1.3 million. Under California Assembly Bill 85, effective June 29, 2020, net operating loss deductions were suspended for tax years beginning in 2019, 2020, and 2021 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. Our state tax loss carry forwards will begin to expire in fiscal 2029, unless used before their expiration.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2021 and June 30, 2020.

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2015 and forward are subject to examination by the U.S. tax authorities. Our tax years for the fiscal years ended June 30, 2017 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2020 and forward are subject to examination by the Swiss tax authorities.

NAIE’s effective tax rate for the fiscal year ending June 30, 2021 for Swiss federal, cantonal and communal taxes is approximately 16.5%. Excluding the discrete tax item recorded as part of the GILTI final regulations, NAIE’s effective tax rate for the year ending June 30, 2021 is 18.9%.

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

A reconciliation of our income tax provision computed by applying the statutory federal income tax rate of 21% for fiscal 2021 and for fiscal 2020 to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2021	2020
Income taxes computed at statutory federal income tax rate	$2,546	$(364)
State income taxes, net of federal income tax expense	189	(174)
Permanent Differences	(6)	155
Foreign tax rate differential	(210)	(112)
Tax credits	(60)	—
FDII export sales incentive	(137)	—
Stock based compensation	(231)	—
Global intangible low-taxed income (GILTI)	28	402
GILTI final regulations planning	(436)	—
CARES Act rate differential	(326)	—
Income tax provision as reported	$1,357	$(93)
Effective tax rate	11.3%	5.4%

The effective tax rate for the year ended June 30, 2021 was 11.3%. The effective tax rate for the year ended June 30, 2021 differs from the estimated U.S. federal statutory rate of 21% due primarily to the global intangible low-taxed income (GILTI) enacted as part of the Tax Act, and permanent differences, which primarily include discrete tax items related to stock option exercises and employee stock vesting. In comparison, the effective tax rate for the year ended June 30, 2020 was 5.4%. The effective tax rate for the year ended June 30, 2020 differs from the estimated U.S. federal statutory rate of 21% due primarily to the global intangible low-taxed income (GILTI) enacted as part of the Tax Act, and permanent differences, which primarily include discrete tax items related to employee stock vesting. We expect our U.S. federal statutory rate to be 21% for fiscal years going forward.

H. Employee Benefit Plans

401(k) Plan

We have a profit sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. All employees with six months or longer of continuous employment are eligible to participate in the plan. Under the 401(k) plan, we match 100% of the first 3% and 50% of the next 2% of a participant’s compensation contributed to the plan. The total contributions under the plan charged to income from operations totaled $0.4 million for fiscal 2021 and $0.3 million for fiscal 2020.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to income from operations for these benefits totaled $1.2 million for the fiscal year ended June 30, 2021 and $1.4 million for the fiscal year ended June 30, 2020.

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

During the year ended June 30, 2021, we granted a total of $1.5 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. Each deferred cash award provides for three equal cash payments to the applicable Participant to be paid on the one year, two year, and three year anniversaries of the date of the grant of such Awards, (the “Award Date”); provided on the date of each payment (the “Payment Date”), the Participant has been since Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments shall be made in connection with the Award.

Defined Benefit Pension Plan

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2021	2020
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,035	$1,615
Interest cost	39	46
Actuarial loss	(43)	380
Benefits paid	(211)	(6)
Benefit obligation at end of year	$1,820	$2,035
Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,339	$1,369
Actual return on plan assets	294	(24)
Employer contributions	7	—
Benefits paid	(211)	(6)
Plan expenses	—	—
Fair value of plan assets at end of year	$1,429	$1,339
Reconciliation of Funded Status:
Difference between benefit obligation and fair value of plan assets	$(391)	$(696)
Unrecognized net actuarial loss in accumulated other comprehensive income	626	1,087
Net amount recognized	$235	$391

Projected benefit obligation	$1,820	$2,035
Accumulated benefit obligation	$1,820	$2,035
Fair value of plan assets	$1,429	$1,339

The weighted-average discount rate used for determining the projected benefit obligations for the defined benefit pension plan was 2.74% for the year ended June 30, 2021 and 2.45% during the year ended June 30, 2020.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2021	2020
Interest cost	$39	$46
Expected return on plan assets	(59)	(69)
Recognized actuarial loss	110	50
Settlement loss	73	—
Net periodic benefit expense	$163	$27

In the fiscal year ended June 30, 2021, we contributed $7,000 to our defined benefit pension plan. In the fiscal year ended June 30, 2020, we did not contribute to our defined benefit pension plan.

The following is a summary of changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (in thousands):

	2021	2020
Net (gain) loss	$(277)	$481
Settlement loss	(73)	—
Amortization of net loss	(110)	(57)
Plan expenses	—	—
Total recognized in other comprehensive (loss) income	$(460)	$424
Total recognized in net periodic benefit cost and other comprehensive income	$(297)	$451

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $34,000. We do not have any transition obligations or prior service costs recorded in accumulated other comprehensive income.

The following benefit payments are expected to be paid (in thousands):

2022	$787
2023	109
2024	—
2025	323
2026	16
2027-2031	345
Total benefit payments expected to be paid	$1,580

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2021	2020
Discount rate	2.74%	2.45%
Expected long-term rate of return	6.60%	6.50%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2021	2020	Target Allocation
Equity securities	62%	52%	54%
Debt securities	25%	32%	43%
Commodities	12%	12%	0%
Cash and money market funds	1%	4%	3%
	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2021 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$9	$9	$—	$—
Commodities and other	$172	$172	$—	$—
Equity securities(1)	$882	$882	$—	$—
Debt securities(2)	$366	$366	$—	$—
Total	$1,429	$1,429	$—	$—

(1)	This category is comprised of publicly traded funds, of which 83% are large-cap funds, 10% are developed market funds, and 7% are emerging markets equity funds.

(2)	This category is comprised of publicly traded funds, of which 52% are U.S. fixed income funds and 48% are corporate and foreign market fixed income funds.

I. Stockholders’ Equity

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

Treasury Stock repurchases for the year ended June 30, 2021 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	385,822	$8.28	$3,197
Shares acquired in connection with stock option exercises	30,442	9.95	303
Shares acquired from employees for restricted stock vesting	47,228	13.69	647
Total	463,492		$4,147

Treasury Stock repurchases for the year ended June 30, 2020 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	400,787	$8.25	$3,305
Shares acquired in connection with stock option exercises	—	—	—
Shares acquired from employees for restricted stock vesting	61,913	7.14	442
Total	462,700		$3,747

Treasury stock repurchase costs include commissions and fees.

Shares acquired from employees for restricted stock vesting and stock options exercises were returned to us by the related employees and in return we paid each employee’s required tax withholding resulting from the vesting of restricted shares. The valuation of the shares acquired and thereby the number of shares returned to us was calculated based on the closing share price on the date the shares vested.

Stock Incentive Plans

Stock option activity for the year ended June 30, 2021 was as follows:

	2009 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Vested and exercisable at June 30, 2020	130,000	$6.28
Exercised	(130,000)	$6.28
Forfeited	—	$—
Granted	—	$—
Outstanding at June 30, 2021	—	$—	—	$—
Vested and exercisable at June 30, 2021	—	$—	—	$—

Of the 130,000 options exercised, 120,000 of these option exercises were cashless net exercises resulting in the issuance of 55,915 shares for the year ended June 30, 2021.

Stock option activity for the year ended June 30, 2020 was as follows:

	2009 Plan	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Vested and exercisable at June 30, 2019	130,000	$6.28
Exercised	—	$—
Forfeited	—	$—
Granted	—	$—
Outstanding at June 30, 2020	130,000	$6.28	0.59	$150,400
Vested and exercisable at June 30, 2020	130,000	$6.28	0.59	$150,400

Restricted stock activity for the year ended June 30, 2021 was as follows:

	Number of Shares – 2009 Plan	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2020	197,650	$11.06
Granted	—	$—
Vested	(136,326)	$10.88
Forfeited	—	$—
Nonvested at June 30, 2021	61,324	$11.47
Available for grant at June 30, 2021	—

	Number of Shares – 2020 Plan	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2020	—	$—
Granted	91,773	$16.81
Vested	(4,000)	$16.81
Forfeited	—	$—
Nonvested at June 30, 2021	87,773	$16.81
Available for grant at June 30, 2021	608,227

Restricted stock activity for the year ended June 30, 2020 was as follows:

	Number of Shares – 2009 Plan	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2019	383,988	$10.70
Granted	5,000	$8.50
Vested	(176,338)	$10.33
Forfeited	(15,000)	$9.65
Nonvested at June 30, 2020	197,650	$11.06

Restricted stock grants, granted to members of our Board of Directors and certain key members of our management team, vest over a period of years from the date of grant and the unvested shares cannot be sold or otherwise transferred and the right to receive dividends, if declared by our Board of Directors, is forfeitable until the shares become vested. The total remaining unrecognized compensation cost related to unvested restricted stock shares amounted to $1.8 million at June 30, 2021 and the weighted average remaining requisite service period of unvested restricted stock shares was 1.9 years.

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

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2021 (in thousands):

	2022	2023	2024	2025	2026	There- after	Total
Gross minimum rental commitments	$3,193	$3,186	$2,659	$—	$—	$—	$9,038

Rental expense totaled $3.4 million for the fiscal year ended June 30, 2021 and $3.2 million for the fiscal year ended June 30, 2020.

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

	Fiscal 2021	Fiscal 2020
Customer 1	$90,820	$52,462
Customer 2	25,410	24,692
	$116,230	$77,154

Accounts receivable from these customers totaled $14.0 million at June 30, 2021 and $13.4 million at June 30, 2020.

We buy certain products, including beta-alanine, from a single supplier. The loss of this supplier or other raw material suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Year ended June 30,
	2021		2020
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$23,033	24%	(a)	(a)%
Supplier 2	(a)	(a)	6,356	10
	$23,033	24%	$6,356	10%

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

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

During the year ended June 30, 2021 and prior, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. These contracts are expected to be settled through August 2022. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (OCI) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item as well as ensuring the assumptions we made at hedge inception have not materially changed. No hedging relationships were terminated as a result of ineffective hedging for the years ended June 30, 2021 and June 30, 2020.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of June 30, 2021, the notional amounts of our foreign exchange contracts were $60.4 million (€51.3 million). As of June 30, 2021, a net loss of approximately $33,000 offset by $8,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. As of June 30, 2020, a net loss of approximately $0.4 million, offset by $0.1 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $6,000 of the gross loss as of June 30, 2021, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of June 30, 2021, $0.6 million of the fair value of our cash flow hedges was classified as a current liability, and $4,000 was classified as a long-term liability in our Consolidated Balance Sheets. During the year ended June 30, 2021, we recognized $2.8 million of net losses in OCI, reclassified $3.2 million of losses and forward point amortization from OCI to Net Sales. During the year ended June 30, 2020, we recognized $1.4 million of net gains in OCI, reclassified $2.7 million of gains and forward point amortization from OCI to Net Sales, and reclassified $0.1 million of gains from OCI to Other Income.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the year ended June 30, 2021 we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of June 30, 2021, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $6.2 million (CHF 5.5 million). As of June 30, 2021, $0.2 million of the fair value of our foreign exchange contracts not designated as cash flow hedges was classified as a current liability in our Consolidated Balance Sheets.

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

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2021	2020
Net Sales
Private-label contract manufacturing	$164,310	$106,291
Patent and trademark licensing	14,210	12,585
	$178,520	$118,876

	2021	2020
Income (Loss) from Operations
Private-label contract manufacturing	$17,744	$4,030
Patent and trademark licensing	4,442	2,508
Income from operations of reportable segments	22,186	6,538
Corporate expenses not allocated to segments	(8,514)	(8,047)
	$13,672	$(1,509)

	2021	2020
Assets
Private-label contract manufacturing	$95,324	$100,094
Patent and trademark licensing	24,957	20,109
	$120,281	$120,203

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2021	2020
United States	$94,702	$66,912
Markets outside the United States	83,818	51,964
Total net sales	$178,520	$118,876

Products manufactured by NAIE accounted for 77% of consolidated net sales in markets outside the U.S. in fiscal 2021 and 89% in fiscal 2020. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2021 and 2020.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2021	2020
United States	$21,109	$21,769
Europe	17,039	18,108
Total Long-Lived Assets	$38,148	$39,877

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2021	2020
United States	$67,307	$66,489
Europe	52,974	53,714
Total Assets	$120,281	$120,203

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2021	2020
United States	$2,336	$1,530
Europe	2,771	3,011
Total Capital Expenditures	$5,107	$4,541

O. Subsequent Events

On August 18, 2021, we entered into an amendment of our credit facility with Wells Fargo Bank, N.A.. The amended credit facility added a $10.0 million term loan to the existing $20.0 million credit facility, and permitted us to use the $10.0 million term loan as part of the $17.5 million purchase consideration for the acquisition of a manufacturing and warehouse property in Carlsbad California. In addition to the added borrowing capacity, the financial covenants included in the credit agreement were modified such that the ratio of total liabilities to tangible net worth is now required to be not greater than 1.50 to 1.0 at any time and now requires a rolling 4-quarter fixed charge coverage ratio not less than 1.25 to 1.0 as of each fiscal quarter end. The amended credit agreement also increased the allowed capital expenditures for fiscal 2022 to increase from $10.0 million to $15.0 million (exclusive of amount paid for the acquisition of the property noted below). The Credit Agreement was amended and a new Revolving Line of Credit Note, Security Agreement, Term Note and real property security documents were added to the credit facility.

On August 20, 2021, we acquired a manufacturing and warehouse property in Carlsbad California from an unrelated party for $17.5 million. We financed $10.0 million of the purchase price through a term loan pursuant to our recently amended credit facility with Wells Fargo Bank, N.A. and paid the remainder of the purchase price and closing costs with our available cash. The approximately 54,154 square foot building includes environmentally controlled warehouse space, office and additional non-environmentally controlled warehouse space. We intend to retrofit a significant portion of the building into a dedicated high-volume powder blending and packaging facility. This new facility will also provide us with additional raw material storage capacity, and offices.

On September 3, 2021, we purchased four forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The four contracts expire quarterly beginning November 2022 and ending August 2023. The forward contracts have a notional amount of €17.2 million and a weighted average forward rate of 1.1993.

On September 18, 2021, two of our directors resigned without disagreement as to any matter regarding the Company, and only since they had served for many years, and for their personal and professional reasons determined it best for them and NAI for them to resign.

On September 17, 2021, the Board of Directors appointed Dr. Guru Ramanathan to a vacant seat on the Board of Directors, and determined to reduce the size of the Board of Directors from six to four members. Also on September 17, 2021 the Board appointed Dr. Ramanathan to the Audit Committee, the Human Resources Committee, and the Nominating Committee, and appointed Laura Kay Matherly to the Nominating Committee.

Management has evaluated subsequent events through September 20, 2021, the date the Statements were available to be issued and there are no additional subsequent events that would require adjustment to or disclosure in the Statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2021. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2021 based on the criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for under Items 10- 14 of this Part III will be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 3, 2021, to be filed on or before October 28, 2021.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2021 and 2020;

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2021 and 2020;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2021 and 2020;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2021 and 2020; and

•	Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.1	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003
10.2	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.3	2009 Omnibus Incentive Plan*	Attachment D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009
10.4	Nonqualified Incentive Plan*	Exhibit 10.1 to NAI’s Current Report on Form 8-K dated July 16, 2020, filed with the commission on July 22, 2020
10.5	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.6	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.7	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.8	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of April 1, 2014	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini effective July 1, 2014 (English translation)	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.10	Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective October 1, 2015*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.11	Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective October 1, 2015*	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.12	Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective October 1, 2015*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the commission on November 12, 2015.
10.13	First amendment to credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of February 1, 2016	Exhibit 10.01 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the commission on February 9, 2016.
10.14	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective September 1, 2016*	NAI’s Current Report on Form 8-K dated September 1, 2016, filed with the commission on September 6, 2016

10.15	Exclusive Manufacturing Agreement by and between NAI and the Juice Plus+ Company dated August 7, 2017	Exhibit 10.45 of NAI’s Current Report on Form 8-K filed with the commission on August 11, 2017
10.16	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2018*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018

10.17	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2018*	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.18	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2018*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.19	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.4 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.20	Lease of Parking Places in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.5 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.21	Lease of Facilities in Manno, Switzerland between NAIE and Sofinol SA dated November 5, 2018	Exhibit 10.6 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.22	Amended and Restated Exclusive Manufacturing Agreement with Juice Plus+ dated March 31, 2019	Exhibit 10.48 of NAI’s Current Report on Form 8-K Form 8-K dated March 31, 2019, filed with the commission on April 5, 2019
10.23	Third amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2019*	Exhibit 10.61 of NAI's Annual Report on Form 10-K for the annual period ended June 30, 2019, filed with the commission on September 24, 2019
10.24	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark LeDoux, effective July 1, 2021*	Exhibit 10.65 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.25	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2021*	Exhibit 10.66 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.26	Fourth amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2021*	Exhibit 10.67 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.27	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of May 24, 2021	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated May 24, 2021 filed with the commission on May 27, 2021.
10.28	2020 Omnibus Incentive Plan*	Annex I of NAI’s definitive Proxy Statement filed with the commission on October 26, 2020
10.29	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of August 16, 2021	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.30	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank. N.A. dated August 16, 2021 in the amount of $20,000,000	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.31	Term Note by and between NAI and Wells Fargo Bank, N.A. effective as of August 16, 2021	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.32	Security Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of August 16. 2021	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
21	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 20, 2021

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and Chairman of the Board of Directors	September 17, 2021
(Mark A. LeDoux)	(principal executive officer)

/s/ Michael E. Fortin	Chief Financial Officer	September 17, 2021
(Michael E. Fortin)	(principal financial officer and principal accounting officer)

/s/ Alan G. Dunn	Director	September 17, 2021
(Alan G. Dunn)

/s/ Alan J. Lane	Director	September 17, 2021
(Alan J. Lane)

/s/ Lee G. Weldon	Director	September 17, 2021
(Lee G. Weldon)

/s/ L. Kay Matherly	Director	September 17, 2021
(L. Kay Matherly)