Form 10-Q
period 2021-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2021-11-09
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

☐    TRANSITION REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from           to          .

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

As of November 9, 2021, 6,365,085 shares of NAI's common stock were outstanding, net of 2,639,280 treasury shares.

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

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	our ability to attract and retain sufficient labor to successfully execute our business strategies and achieve our goals and objectives;
•	inventory levels, including the adequacy of quality raw material and other inventory levels to meet future customer demand, in particular assumptions regarding the impact of the COVID-19 pandemic;
•	our ability to protect our intellectual property;
•	future economic and political conditions, including implementation of new or increased tariffs;
•	our ability to improve operating efficiencies, manage costs and business risks, and improve or maintain profitability;
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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2021	June 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,028	$32,133
Accounts receivable – less allowance for doubtful accounts of $3,611 at September 30, 2021 and $3,527 at June 30, 2021	20,245	17,946
Inventories, net	31,709	27,006
Income tax receivable	—	1,095
Forward contracts	1,173	—
Prepaids and other current assets	2,081	2,168
Total current assets	75,236	80,348
Property and equipment, net	39,504	22,271
Operating lease right-of-use assets	15,212	15,877
Deferred tax asset – noncurrent	—	214
Other noncurrent assets, net	2,211	1,571
Total assets	$132,163	$120,281
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,012	$11,893
Accrued liabilities	1,310	2,441
Accrued compensation and employee benefits	2,690	4,584
Customer deposits	1,941	1,721
Income taxes payable	1,166	619
Forward contracts	74	814
Other current liabilities	135	—
Mortgage note payable, current portion	296	—
Total current liabilities	20,624	22,072

Long-term liability – operating leases	15,737	16,481
Noncurrent forward contracts	—	4
Long-term pension liability	400	391
Deferred tax liability	75	—
Mortgage note payable, net of current portion	9,704	—
Income taxes payable, noncurrent	1,118	1,250
Total liabilities	47,658	40,198
Commitments and contingencies (Notes E, F and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at September 30, 2021 and June 30, 2021, issued and outstanding (net of treasury shares) 6,419,544 at September 30, 2021 and 6,436,568 at June 30, 2021	88	88
Additional paid-in capital	29,678	29,456
Retained earnings	70,205	66,949
Treasury stock, at cost, 2,584,821 shares at September 30, 2021 and 2,567,797 at June 30, 2021	(15,859)	(15,849)
Accumulated other comprehensive income (loss)	393	(561)
Total stockholders’ equity	84,505	80,083
Total liabilities and stockholders’ equity	$132,163	$120,281

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Net sales	$38,340	$39,726
Cost of goods sold	30,059	33,721
Gross profit	8,281	6,005
Selling, general and administrative	4,053	3,920

Income from operations	4,228	2,085

Other expense:
Interest expense	(13)	(46)
Foreign exchange loss	(6)	(265)
Other, net	(7)	(10)
Total other expense	(26)	(321)

Income before income taxes	4,202	1,764
Provision (benefit) for income taxes	946	(494)
Net income	$3,256	$2,258

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	954	(1,120)

Comprehensive income	$4,210	$1,138

Net income per common share:
Basic	$0.52	$0.35
Diluted	$0.51	$0.35

Weighted average common shares outstanding
Basic	6,287,627	6,418,093
Diluted	6,351,345	6,470,978

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Three-Month Period Ended September 30, 2021 and 2020

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2021	9,004,365	$88	$29,456	$66,949	2,567,797	$(15,849)	$(561)	$80,083
Compensation expense related to stock compensation plans	—	—	222	—	—	—	—	222
Repurchase of common stock	—	—	—	—	692	(10)	—	(10)
Forfeiture of restricted stock	—	—	—	—	16,332	—	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	954	954
Net income	—	—	—	3,256	—	—	—	3,256
Balance, September 30, 2021	9,004,365	$88	$29,678	$70,205	2,584,821	$(15,859)	$393	$84,505

Balance, June 30, 2020	8,856,677	$87	$27,992	$56,181	2,104,305	$(11,702)	$(1,183)	$71,375
Compensation expense related to stock compensation plans	—	—	361	—	—	—	—	361
Repurchase of common stock	—	—	—	—	236,082	(1,743)	—	(1,743)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,120)	(1,120)
Net income	—	—	—	2,258	—	—	—	2,258
Balance, September 30, 2020	8,856,677	$87	$28,353	$58,439	2,340,387	$(13,445)	$(2,303)	$71,131

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$3,256	$2,258
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	67	—
Depreciation and amortization	1,092	963
Non-cash compensation	222	361
Non-cash lease expenses	725	206
Deferred income taxes	—	(469)
Pension expense, net of contributions	9	16
Gain on disposal of assets	(6)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,366)	(2,167)
Inventories, net	(4,703)	(7,193)
Prepaids and other assets	(101)	(1,167)
Accounts payable and accrued liabilities	343	6,647
Forward contracts	(1,126)	1,191
Accrued compensation and employee benefits	(1,894)	(453)
Operating lease liabilities	(804)	—
Income taxes	1,510	(83)
Net cash (used in) provided by operating activities	(3,776)	110

Cash flows from investing activities
Proceeds from sale of property and equipment	25	—
Purchases of property and equipment	(18,344)	(1,479)
Net cash used in investing activities	(18,319)	(1,479)

Cash flows from financing activities
Borrowings on long-term debt	10,000	—
Repurchase of common stock	(10)	(1,743)
Net cash provided by (used in) financing activities	9,990	(1,743)

Net decrease in cash and cash equivalents	(12,105)	(3,112)
Cash and cash equivalents at beginning of period	32,133	30,478
Cash and cash equivalents at end of period	$20,028	$27,366

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13	$46
Taxes	$303	$44

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

You should read the financial statements and these notes, which notes are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“2021 Annual Report”). The accounting policies used to prepare the financial statements included in this Report are the same policies described in the notes to the consolidated financial statements in our 2021 Annual Report unless otherwise noted below.

Recently Adopted Accounting Pronouncements

On December 18, 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new standard eliminates certain exceptions in Accounting Standards Codification ("ASC") 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. We have adopted this ASU effective this first quarter of fiscal 2022. This ASU did not have a material impact on our consolidated financial statements.

Recently Issued Accounting and Regulatory Pronouncements

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

	Three Months Ended
	September 30,
	2021	2020
Numerator
Net income	$3,256	$2,258

Denominator
Basic weighted average common shares outstanding	6,288	6,418
Dilutive effect of stock options and restricted stock	63	53
Diluted weighted average common shares outstanding	6,351	6,471

Basic net income per common share	$0.52	$0.35

Diluted net income per common share	$0.51	$0.35

We did not exclude any stock options or restricted stock shares for the three months ended September 30, 2021 as none would have had an anti-dilutive impact. During the three months ended September 30, 2020 we excluded shares related to stock options totaling 90,000 underlying shares and 116,658 shares of issued but unvested restricted stock, as their impact would have been anti-dilutive.

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

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of September 30, 2021, we have no known returns liability.

We have an Exclusive Manufacturing Agreement with The Juice Plus+ Company LLC (“Juice Plus+”) through August 6, 2025. Pursuant to the Exclusive Manufacturing Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. Pursuant to this Exclusive Manufacturing Agreement, we provide Juice Plus+ with a cash discount. We recorded $0.3 million of “Cash Sales Discount” for the three months ended September 30, 2021, which was recorded as a reduction to net sales. We recorded $0.4 million of “Cash Sales Discount” during the three months ended September 30, 2020, with such amounts recorded as a reduction to net sales.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $4.7 million during the three months ended September 30, 2021, and $2.7 million during the three months ended September 30, 2020. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $0.2 million during the three months ended September 30, 2021, and $0.1 million during the three months ended September 30, 2020.

Stock-Based Compensation

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

We did not grant any options during each of the three month periods ending September 30, 2021 and September 30, 2020. No options were exercised during the three month periods ending September 30, 2021 and September 30, 2020. There were no option forfeitures during the three month periods ended September 30, 2021 or September 30, 2020. As of September 30, 2021, we did not have any stock options outstanding.

We did not grant any restricted stock shares during the three months ending September 30, 2021 or September 30, 2020. During the three months ended September 30, 2021, 16,332 restricted stock shares were forfeited. No restricted stock shares were forfeited during the three months ended September 30, 2020. Our net income included stock based compensation expense in connection with prior restricted stock grants of approximately $0.2 million for the three months ended September 30, 2021. Our net income included stock based compensation expense in connection with the vesting of prior restricted stock grants of approximately $0.4 million for the three months ended September 30, 2020.

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

There were no deferred cash awards granted during the three months ended September 30, 2021. During the three months ended September 30, 2020, we granted a total of $1.0 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. Of the total $1.0 million in deferred cash awards granted, awards totaling $119,000 were forfeited during the three months ended September 30, 2021. Additionally, awards totaling $72,000 that were issued in March 2021 were also forfeited during the three months ended September 30, 2021. Each deferred cash award provides for three equal cash payments to the applicable Participant to be paid on the one year, two year, and three year anniversaries of the date of the grant of such Awards, (the “Award Date”); provided on the date of each payment (the “Payment Date”), the Participant has been since Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments shall be made in connection with the Award.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of September 30, 2021 and June 30, 2021, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair value of our Euro and Swiss Franc forward exchange contracts as of September 30, 2021 was a net asset of $1.6 million. The fair value of our forward exchange contracts as of June 30, 2021 included a net liability of $0.8 million. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third party bank or pricing service. We also classify our outstanding line of credit and term loan balance as a Level 2 liability, as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of September 30, 2021, and June 30, 2021, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2021 or the three months ended September 30, 2021.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Raw materials	$24,332	$20,668
Work in progress	4,837	3,760
Finished goods	3,362	3,050
Reserve	(822)	(472)
	$31,709	$27,006

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			September 30, 2021	June 30, 2021
Land		NA		$7,645	$1,200
Building and building improvements	7	–	39	14,753	3,757
Machinery and equipment	3	–	12	36,107	35,458
Office equipment and furniture	3	–	5	5,763	5,712
Vehicles		3		211	255
Leasehold improvements	1	–	15	20,438	20,236
Total property and equipment				84,917	66,618
Less: accumulated depreciation and amortization				(45,413)	(44,347)
Property and equipment, net				$39,504	$22,271

On August 20, 2021, we acquired a manufacturing and warehouse property in Carlsbad California from an unrelated party for $17.5 million. The approximately 54,154 square foot building includes environmentally controlled warehouse space, office space and additional non-environmentally controlled warehouse space. We intend to retrofit a significant portion of the building into a dedicated high-volume powder blending and packaging facility. This new facility will also provide us with additional raw material storage capacity, and additional office space.

D. Other Comprehensive Income (Loss)

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three months ended September 30, 2021 and September 30, 2020 (in thousands):

	Three Months Ended
	September 30, 2021
		Unrealized
	Defined	Gains
	Benefit	(Losses) on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(538)	$(23)	$(561)

OCI/OCL before reclassifications	-	1,389	1,389
Amounts reclassified from OCI	-	(146)	(146)
Tax effect of OCI activity	-	(289)	(289)
Net current period OCI/OCL	-	954	954

Ending Balance	$(538)	$931	$393

	Three Months Ended
	September 30, 2020
		Unrealized
	Defined	Gains
	Benefit	(Losses) on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(888)	$(295)	$(1,183)

OCI/OCL before reclassifications	-	(2,063)	(2,063)
Amounts reclassified from OCI	-	604	604
Tax effect of OCI activity	-	339	339
Net current period OCI/OCL	-	(1,120)	(1,120)

Ending Balance	$(888)	$(1,415)	$(2,303)

E. Leases

We currently lease for our Vista, CA and Lugano, Switzerland product manufacturing and support facilities. At the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of September 30, 2021, the weighted average remaining lease term for our operating leases was 6.1 years. The weighted average discount rate for our operating leases was 3.24%. As of June 30, 2021, the weighted average remaining lease term for our operating leases was 6.3 years and the weighted average discount rate was 3.24%.

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

Other information related to leases as of September 30, 2021 was as follows (in thousands):

Supplemental Cash Flows Information	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$811	$820

For the three months ended September 30, 2021 and September 30, 2020 we did not have any operating lease liabilities arise from obtaining right of use assets.

F. Debt

On May 24, 2021, we entered into a new credit facility with Wells Fargo Bank, N.A (“Wells Fargo”) to extend the maturity for our working line of credit from November 1, 2022, to May 24, 2024. This new credit facility provides total lending capacity of up to $20.0 million and allows us to use the credit facility for working capital as well as potential acquisitions. On August 18, 2021, we entered into an amendment of our credit facility with Wells Fargo. The amended credit facility added a $10.0 million term loan to the existing $20.0 million credit facility, and permitted us to use the $10.0 million term loan as part of the $17.5 million purchase consideration for the acquisition of our new manufacturing and warehouse property in Carlsbad, California. The amended credit agreement also increased the allowed capital expenditures from $10.0 million to $15.0 million (exclusive of the amount paid for the acquisition of the new Carlsbad property noted above) for fiscal 2022. In addition, the new credit notes now reflect a change in the interest rate reference from LIBOR to SOFR. The Credit Agreement was amended and a new Revolving Line of Credit Note, and Security Agreement were entered into. A Term Note and real property security documents were added to secure the Term Note by the new Carlsbad property.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.0 at any time; (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end (iii) net income after taxes not less than $1.00, determined on a trailing four quarter basis with no two consecutive quarterly losses, determined as of each quarter end and (iv) a rolling 4-quarter fixed charge coverage ratio not less than 1.25 to 1.0 as of each fiscal quarter end. The credit agreement also includes a limitation on the amount of capital expenditures that can be made in a given fiscal year, with such limitation set at $15.0 million for our fiscal year ending June 30, 2022 and $7.5 million for all fiscal years thereafter. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by us from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.29% above the daily simple SOFR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.29% above the SOFR rolling 30-day average rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences between payment under a fixed rate versus payment under the variable rate for each month from the month of prepayment through the month in which the then applicable fixed rate term matures. There is an unused commitment fee of 0.125% required as part of the line of credit.

The Term Note used as part of the purchase consideration of our new manufacturing and warehouse property in Carlsbad California referenced above, is for the original principal amount of $10.0 million, and is a seven year term note with payments fully amortized based on a twenty five year assumed term. Installment payments under this loan commenced October 1, 2021 and continue through August 1, 2028 with a final installment consisting of all remaining amounts due to be paid in full on September 1, 2028. Amounts outstanding on this note during the term of the agreement will bear interest equal to 1.8% above the SOFR rolling 30-day average. In connection with our term loan, we entered into an interest rate swap with Wells Fargo that effectively fixes our interest rate on our term loan at 2.4% for the first three years of the term of the note. As of September 30, 2021, the difference between our contractual swap rate and the current market rate was not determined to be significant.

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

On September 30, 2021, we were in compliance with all of the financial and other covenants required under the Amended Credit Agreement.

As of September 30, 2021, we had the full $20.0 million available for borrowing under our credit facility with Wells Fargo Bank.

As of September 30, 2021, we had $10.0 million outstanding under the Term Note used toward the purchased warehouse in August 2021.

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

	Three Months Ended September 30,
	2021	2020

Customer 1	$13,296	$23,958
Customer 2	7,386	(a	)
Customer 3	4,349	(a	)
Customer 4	4,327	(a	)
	$29,358	$23,958

(a)          Sales were less than 10% of the respective period’s total net sales.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended September 30,
	2021	2020

Supplier 1	$3,368	$3,375
Supplier 2	2,060	(a	)
	$5,428	3,375

(a)          Purchases were less than 10% of the respective period’s total raw material purchases.

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with two of our largest customers, whose receivable balances collectively represented 59.1% of gross accounts receivable at September 30, 2021 and 64.8% at June 30, 2021. As of June 30, 2021 and September 30, 2021, we had a receivable balance of $3.5 million from a former contract manufacturing customer. We have recorded a bad debt reserve equal to 100% of this outstanding balance and thus did not reflect it in the percentages listed above.

Additionally, amounts due related to our beta-alanine raw material sales were 11.4% of gross accounts receivable at September 30, 2021, and 8.6% of gross accounts receivable at June 30, 2021. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers responsible for the remaining accounts receivable.

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

We evaluate performance of these segments based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before the allocation of certain corporate level expenses. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. Transfers of raw materials between segments are recorded at cost. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A above and in the consolidated financial statements included in our 2021 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Net Sales
Private-label contract manufacturing	$33,594	$37,047
Patent and trademark licensing	4,746	2,679
Total Net Sales	$38,340	$39,726

	Three Months Ended September 30,
	2021	2020
Income from Operations
Private-label contract manufacturing	$3,700	$3,424
Patent and trademark licensing	2,636	670
Income from operations of reportable segments	6,366	4,094
Corporate expenses not allocated to segments	(2,108)	(2,009)
Total Income from Operations	$4,228	$2,085

	September 30, 2021	June 30, 2021
Total Assets
Private-label contract manufacturing	$106,167	$95,324
Patent and trademark licensing	25,996	24,957
	$132,163	$120,281

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
United States	$23,495	$19,785
Markets outside of the United States	14,845	19,941
Total	$38,340	$39,726

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 80% of net sales in markets outside the U.S. for the three months ended September 30, 2021. Products manufactured by NAIE accounted for 86% of net sales in markets outside the U.S. for the three months ended September 30, 2020. No products manufactured by NAIE were sold in U.S. markets during the three month periods ended September 30, 2021 and 2020.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	September 30, 2021	June 30, 2021
United States	$38,609	$21,109
Europe	16,107	17,039
Total Long-Lived Assets	$54,716	$38,148

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	September 30, 2021	June 30, 2021
United States	$80,306	$67,307
Europe	51,857	52,974
Total Assets	$132,163	$120,281

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
United States	$18,201	$249
Europe	143	1,230
Total Capital Expenditures	$18,344	$1,479

I. Income Taxes

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

Our effective tax rate for the three months ended September 30, 2021 was 22.5%. Our effective rates differ from the fiscal 2022 U.S. federal statutory rate of 21% primarily due to state income taxes. Our effective tax rate for the three months ended September 30, 2020 was (28.0%), primarily due to the discrete tax benefit discussed below.

On July 23, 2020, the Department of Treasury issued final regulations which provide an exclusion to the global intangible low-taxed income (GILTI) calculation on an elective basis. These regulations were effective September 21, 2020 and could be retroactively applied. Under these new regulations, we are able to exclude the GILTI calculation from our domestic taxable income if the deemed effective tax rate at our foreign subsidiary is greater than 18.9%. We assessed this rate, including the implementation of certain tax strategies, and we determined that our effective rate at our foreign subsidiary was greater than 18.9% as of the year ending June 30, 2020. During the first quarter of fiscal 2021, we reassessed our estimated taxes for fiscal 2020 and in the three months ended September 30, 2020 we recorded a reduction to our fiscal 2020 estimated taxes of $0.4 million as a discrete benefit. As a result of this adjustment, our domestic tax return for fiscal 2020 was expected to reflect a net operating loss which, in accordance with the CARES Act, allowed us to carry the loss back to fiscal 2015 and fiscal 2016. Such carryback resulted in a rate differential that resulted in the recognition of a permanent tax benefit of $0.3 million during the three months ended September 30, 2020.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended September 30, 2021, there was no change to our valuation allowance for our deferred tax assets.

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

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our U.S. tax returns for the fiscal year ended June 30, 2015 and forward are subject to examination by the U.S. tax authorities. Our state tax returns for the fiscal years ended June 30, 2017 and forward are subject to examination by the state tax authorities. Our Swiss tax returns for the fiscal year ended June 30, 2020 and forward are subject to examination by the Swiss tax authorities.

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon examination by tax authorities. Our tax reserves are analyzed quarterly, and adjustments are made as events occur that we believe warrant adjustments to those reserves. There were no adjustments to reserves in the three month period ended September 30, 2021.

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

Stock repurchases for the three months ended September 30, 2021 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	—	$—	$—
Shares acquired in connection with stock option exercises	—	—	—
Shares acquired from employees for restricted stock vesting	692	14.20	10
Total	692		$10

Stock repurchases for the three months ended September 30, 2020 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	235,390	$7.38	$1,738
Shares acquired in connection with stock option exercises	—	—	—
Shares acquired from employees for restricted stock vesting	692	6.74	5
Total	236,082		$1,743

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

As of September 30, 2021, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2023. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three months ended September 30, 2021 and September 30, 2020.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three months ended September 30, 2021 and September 30, 2020, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of September 30, 2021, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $67.2 million (EUR 56.3 million). As of September 30, 2021, a net gain of approximately $1.2 million, offset by $0.3 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $0.8 million will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

As of September 30, 2021, $1.2 million of the fair value of our cash flow hedges was classified as a short term asset, and $0.5 million was classified as other noncurrent assets in our Consolidated Balance Sheets. During the three months ended September 30, 2021, we recognized $1.4 million of net gains in OCI, and reclassified $0.1 million of gains and forward point amortization from OCI to Sales. As of June 30, 2021, $0.6 million of the fair value of our cash flow hedges was classified as a current liability, and $4,000 was classified as a long-term liability in our Consolidated Balance Sheets. During the three months ended September 30, 2020, we recognized $2.1 million of net losses in OCI, reclassified $0.6 million of losses and forward point amortization from OCI to Sales.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three months ended September 30, 2021 we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of September 30, 2021, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $5.8 million (CHF 5.3 million). As of September 30, 2021, $0.1 million of the fair value of our foreign exchange contracts not designated as cash flow hedges was classified as a current liability in our Consolidated Balance Sheets.

We are exposed to interest rate fluctuations related to our $10 million Term Note with Wells Fargo, which carries a variable interest rate of 1.80% above the SOFR rolling 30-day average. To manage our exposure to this variable rate, on August 23, 2021, we entered into a floored interest rate swap that fixes our all-in rate on this loan to 2.4% for the first three years of the term loan. Fluctuations in the relation of our contractual swap rate to current market rates are recorded as an asset or liability with an offset to OCI at the end of each reporting period. Interest expense is adjusted for the difference between the actual SOFR spread and the swap contractual rate such that our effective interest expense for each period is equal to our hedged rate of 2.4%.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2021. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2021 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the first three months of fiscal 2022, our net sales were 3% lower than in the first three months of fiscal 2021. Private-label contract manufacturing sales decreased 9% primarily due to lower sales to our largest customer. Sales to this customer decreased 45% as compared to the same period in the prior year with a majority of the decrease associated with an inventory reduction program mostly related to their European business. The decrease in sales to our largest customer was mostly offset by increased sales from other existing customers and sales to a new customer. Revenue concentration risk for our largest private-label contract manufacturing customer as a percentage of our total net sales decreased from 60% to 35% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. We expect our annualized fiscal year 2022 revenue concentration for this customer to be lower than fiscal year 2021.

During the first three months of fiscal 2022, patent and trademark licensing revenue increased 77% to $4.7 million, compared to revenue of $2.7 million for the first three months of fiscal 2021. The increase in patent and trademark licensing revenue during the first quarter of fiscal 2022 was primarily due to increased shipments to existing customers related to athletic activities and gyms reopening in accordance with easing COVID-19 restrictions across the USA as compared to significant restrictions in athletic activities in the first quarter of fiscal 2021 combined with sales to new customers and higher average sales prices.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our recent efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred litigation and patent compliance expenses of approximately $0.1 million during the first three months of fiscal 2022 as compared to $0.4 million during the comparable period in fiscal 2021. The decrease in these legal expenses on a year over year basis was primarily due to the successful resolution of several cases that were settled. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2022, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

Based on our current sales order volumes and forecasts we have received from our customers, we now anticipate our fiscal 2022 consolidated net sales will increase between 7.0% and 10.0% as compared to fiscal 2021. We also now anticipate we will generate operating income between 10.0% and 13.0% of net sales for our fiscal year ending June 30, 2022. Sales and profitability during the first half of fiscal 2022 are anticipated to decline when compared to the same period of fiscal 2021. Our expectations for the first half of fiscal 2022 are being driven by continuing supply chain, labor and logistical constraints, all of which are expected to result in a backlog of existing orders that may not get fully cleared until the second half of fiscal 2022. We currently anticipate these manufacturing challenges will mostly resolve themselves during the second half of fiscal 2022. As a result, we expect sales and profitability in the second half of fiscal 2022 to exceed the comparable period in fiscal 2021, with the overall fiscal 2022 results reflecting an increase in both sales and profitability on a full year basis. There can be no assurance our expectations will result in the currently anticipated increase in net sales or operating income. Notwithstanding, we are also closely monitoring the impact of the COVID-19 pandemic. Currently, we cannot reasonably estimate the length of time or severity of the pandemic and cannot currently reliably estimate the impact this pandemic may have on our consolidated financial results for fiscal 2022 and beyond.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to affect our business. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Our facilities, located both in the United States and Europe, continue to operate as an essential and critical manufacturer in accordance with applicable federal, state, and local regulations, however, there can be no assurance our facilities will continue to operate without interruption. Factors that derive from COVID-19 and the accompanying response, and that have or may negatively impact sales and gross margin in the future include, but are not limited to the following:

●	Limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the materials included in the products we sell, or to meet delivery requirements and commitments;
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

During the remainder of fiscal year 2022, we also plan to continue our focus on:

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

Discussion of Critical Accounting Estimates

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies are disclosed in Note 1 of Item 1 of this report and as disclosed in the 2021 Annual Report.

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

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2021	2020	% Change
Private-label contract manufacturing	$33,594	$37,047	(9)%
Patent and trademark licensing	4,746	2,679	77%
Total net sales	38,340	39,726	(3)%
Cost of goods sold	30,059	33,721	(11)%
Gross profit	8,281	6,005	38%
Gross profit %	21.6%	15.1%

Selling, general and administrative expenses	4,053	3,920	3%
% of net sales	10.6%	9.9%

Income from operations	4,228	2,085	103%
% of net sales	11.0%	5.2%

Total other income (expense)	(26)	(321)	(92)%
Income before income taxes	4,202	1,764	138%
% of net sales	11.0%	4.4%

Provision (benefit) for income taxes	946	(494)	291%
Net income	$3,256	$2,258	44%
% of net sales	8.5%	5.7%

Private-label contract manufacturing net sales decreased 9% during the three months ended September 30, 2021 when compared to the same period in the prior year. The decrease was primarily due to lower sales to our largest customer. Sales to this customer decreased 45% as compared to the same period in the prior year with a majority of the decrease associated with their European business. The decrease in sales to our largest customer was mostly offset by increased sales from other existing customers and sales to a new customer.

Net sales from our patent and trademark licensing segment increased 77% during the three months ended September 30, 2021 when compared to the same period in the prior year. The increase in patent and trademark licensing revenue during the first quarter of fiscal 2022 was primarily due to increased shipments to existing customer related to athletic activities and gyms reopening in accordance with easing COVID-19 restrictions across the USA as compared to significant restrictions in athletic activities in the first quarter of fiscal 2021 combined with sales to new customers and higher average sales prices.

The change in gross profit margin for the three months ended September 30, 2021, was as follows:

Three Months
Ended

Contract manufacturing(1)	2.0%
Patent and trademark licensing(2)	4.5
Total change in gross profit margin	6.5%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 2.0 percentage points during the three months ended September 30, 2021 when compared to the comparable prior year period. The increase in gross profit as a percentage of sales for private-label contract manufacturing is primarily due to favorable sales mix partially offset by a marginal increase in per unit manufacturing costs.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 4.5 percentage points during the three months ended September 30, 2021 when compared to the comparable prior year period. The increase in margin contribution was primarily due to increased patent and trademark licensing net sales as a percentage of total consolidated net sales along with favorable sales mix, higher average net sales prices per unit, and a change in estimate regarding certain volume rebate programs.

Selling, general and administrative expenses increased $0.1 million, or 3%, during the three months ended September 30, 2021, as compared to the comparable prior year period, primarily due to slightly increased compensation and bad debt expense partially offset by lower patent and trademark legal expenses.

Other income (expense), net, decreased $0.3 million during the three months ended September 30, 2021, when compared to the comparable prior year period. The decrease was primarily due to the favorable foreign exchange revaluation activity associated with our balance sheet and the fluctuations in unhedged foreign currency rates when compared to the same period in the prior fiscal year.

Our income tax expense increased $1.4 million, during the three months ended September 30, 2021 when compared to the same period in fiscal 2021. This increase was primarily related to a discrete tax benefit of $0.9 million recorded during the three months ended September 30, 2020 without a corresponding discrete item in the three months ended September 30, 2021. In addition, taxable income was higher in the first quarter of fiscal 2022 as compared to the first quarter in fiscal 2021.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used by operating activities was $3.8 million for the three months ended September 30, 2021 compared to net cash provided by operating activities of $0.1 million in the comparable period in the prior fiscal year.

At September 30, 2021, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, used $2.4 million in cash compared to using $2.2 million of cash during the comparable three month period in the prior year. The increase in cash used by accounts receivable during the three months ended September 30, 2021 primarily resulted from the timing of sales and related collections. Days sales outstanding was 46 days during the three months ended September 30, 2021 as compared to 42 days for the prior year period.

Changes in inventory used $4.7 million in cash during the three months ended September 30, 2021 compared to using $7.2 million in the comparable prior year period. The change in cash related to inventory during the three months ended September 30, 2021 was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to same period in the prior year. Changes in accounts payable and accrued liabilities provided $0.3 million in cash during the three months ended September 30, 2021 compared to providing $6.6 million during the three months ended September 30, 2020. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the three months ended September 30, 2021 was $18.3 million compared to $1.5 million in the comparable prior year period. The primary reason for the change was due to the purchase of a new manufacturing and warehouse facility in Carlsbad, CA during the first quarter of fiscal 2022.

Cash provided by financing activities for the three months ended September 30, 2021, was $10.0 million, compared to $1.7 million used in the comparable prior year period. The difference is primarily due to borrowings related to the purchase of our new manufacturing and warehouse facility in Carlsbad, CA.

At September 30, 2021 we had $10.0 million due in connection with a term loan related to our recently acquired manufacturing and warehouse facility and we also had a $20.0 million working capital line of credit available to us under which we have no borrowings outstanding. During the three months ending September 30, 2021, we were in compliance with all of the financial and other covenants required under the Credit Agreement. Refer to Item 1, Note F., "Debt," in this Quarterly Report, for terms of our Credit Agreement.

As of September 30, 2021, we had $20.0 million in cash and cash equivalents. We believe our available cash, cash equivalents, credit facility and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures, and minimum debt and interest payments through the next 12 months. Our capital requirements for fiscal 2022 include amounts that will be required to complete our planned retrofit of the facility we purchased in August 2021 that is planned to become a powder blending, packaging, and storage facility.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2021.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 9, 2021, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business.

There is no assurance NAI will prevail in these litigation matters or in similar proceedings NAI or others may initiate or that litigation expenses will not be greater than anticipated.

ITEM 1A.  RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2021 Annual Report, as well as the other information in our 2021 Annual Report, this Report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline, and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three month periods ended September 30, 2021 and September 30, 2020.

Repurchases

During the quarter ended September 30, 2021, we did not repurchase any shares of our common stock under our stock repurchase plan. As of September 30, 2021 we had $3.2 million approved under the Plan for future purchases.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

The following exhibit index shows those exhibits filed with this Report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on December 8, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this Report to be signed on its behalf by the undersigned, duly authorized officers.

Date: November 9, 2021

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)