Form 10-Q
period 2021-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2022-02-09
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

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

As of February 9, 2022, 6,121,478 shares of NAI's common stock were outstanding, net of 2,882,887 treasury shares.

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
•

the impact, of the Covid-19 Pandemic (“COVID-19”) and other external factors both within and outside of our control, on our business and results in operations including variations in our quarterly net sales, our employees, supply chain, vendors and customers;

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	our ability to attract and retain sufficient labor to successfully execute our business strategies and achieve our goals and objectives;
•	inventory levels, including the adequacy of quality raw material and other inventory levels to meet future customer demand, in particular assumptions regarding the impact of the COVID-19 pandemic;
•	our ability to price our products to achieve profit margin targets, especially in the current volatile raw material and labor environment;
•	our ability to protect our intellectual property;
•	future economic and political conditions, including implementation of new or increased tariffs;
•	our ability to improve operating efficiencies, manage costs and business risks, and improve or maintain profitability;
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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2021	June 30, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$19,352	$32,133
Accounts receivable – less allowance for doubtful accounts of $3,541 at December 31, 2021 and $3,527 at June 30, 2021	15,065	17,946
Inventories, net	31,828	27,006
Income tax receivable	—	1,095
Forward contracts	1,831	—
Prepaids and other current assets	2,485	2,168
Total current assets	70,561	80,348
Property and equipment, net	39,741	22,271
Operating lease right-of-use assets	14,542	15,877
Deferred tax asset – noncurrent	—	214
Other noncurrent assets, net	2,514	1,571
Total assets	$127,358	$120,281
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,137	$11,893
Accrued liabilities	1,521	2,441
Accrued compensation and employee benefits	2,633	4,584
Customer deposits	622	1,721
Income taxes payable	1,278	619
Forward contracts	—	814
Mortgage note payable, current portion	298	—
Total current liabilities	16,489	22,072

Long-term liability – operating leases	15,151	16,481
Noncurrent forward contracts	—	4
Long-term pension liability	408	391
Deferred tax liability	157	—
Mortgage note payable, net of current portion	9,634	—
Income taxes payable, noncurrent	1,118	1,250
Total liabilities	42,957	40,198
Commitments and contingencies (Notes E, F, and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at December 31, 2021 and June 30, 2021, issued and outstanding (net of treasury shares) 6,227,742 at December 31, 2021 and 6,436,568 at June 30, 2021	88	88
Additional paid-in capital	29,923	29,456
Retained earnings	72,052	66,949
Treasury stock, at cost, 2,776,623 shares at December 31, 2021 and 2,567,797 at June 30, 2021	(18,386)	(15,849)
Accumulated other comprehensive income (loss)	724	(561)
Total stockholders’ equity	84,401	80,083
Total liabilities and stockholders’ equity	$127,358	$120,281

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales	$37,727	$48,083	$76,067	$87,809
Cost of goods sold	31,181	38,409	61,240	72,130
Gross profit	6,546	9,674	14,827	15,679
Selling, general and administrative	4,145	4,282	8,198	8,202

Income from operations	2,401	5,392	6,629	7,477

Other (expense) income:
Interest income	—	1	—	1
Interest expense	(13)	(49)	(26)	(95)
Foreign exchange gain (loss)	11	(753)	5	(1,018)
Other, net	(7)	(5)	(14)	(15)
Total other (expense) income	(9)	(806)	(35)	(1,127)

Income before income taxes	2,392	4,586	6,594	6,350
Provision for income taxes	545	954	1,491	460
Net income	$1,847	$3,632	$5,103	$5,890

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	331	(854)	1,285	(1,974)

Comprehensive income	$2,178	$2,778	$6,388	$3,916

Net income per common share:
Basic	$0.30	$0.58	$0.82	$0.93
Diluted	$0.30	$0.57	$0.81	$0.91

Weighted average common shares outstanding
Basic	6,211,954	6,270,419	6,249,791	6,344,256
Diluted	6,256,498	6,405,308	6,303,921	6,438,143

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Three-Month Period Ended December 31, 2021 and 2020

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, September 30, 2021	9,004,365	$88	$29,678	$70,205	2,584,821	$(15,859)	$393	$84,505
Compensation expense related to stock compensation plans	—	—	245	—	—	—	—	245
Repurchase of common stock	—	—	—	—	189,702	(2,527)	—	(2,527)
Forfeiture of restricted stock	—	—	—	—	2,100	—	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	331	331
Net income	—	—	—	1,847	—	—	—	1,847
Balance, December 31, 2021	9,004,365	$88	$29,923	$72,052	2,776,623	$(18,386)	$724	$84,401

Balance, September 30, 2020	8,856,677	$87	$28,353	$58,439	2,340,387	$(13,445)	$(2,303)	$71,131
Compensation expense related to stock compensation plans	—	—	337	—	—	—	—	337
Repurchase of common stock	—	—	—	—	182,867	(1,758)	—	(1,758)
Issuance of common stock for stock option exercise	30,442	1	(1)	—	—	—	—	—
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(854)	(854)
Net income	—	—	—	3,632	—	—	—	3,632
Balance, December 31, 2020	8,887,119	$88	$28,689	$62,071	2,523,254	$(15,203)	$(3,157)	$72,488

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Six-Month Period Ended December 31, 2021 and 2020

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2021	9,004,365	$88	$29,456	$66,949	2,567,797	$(15,849)	$(561)	$80,083
Compensation expense related to stock compensation plans	—	—	467	—	—	—	—	467
Repurchase of common stock	—	—	—	—	190,394	(2,537)	—	(2,537)
Forfeiture of restricted stock	—	—	—	—	18,432	—	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	1,285	1,285
Net income	—	—	—	5,103	—	—	—	5,103
Balance, December 31, 2021	9,004,365	$88	$29,923	$72,052	2,776,623	$(18,386)	$724	$84,401

Balance, June 30, 2020	8,856,677	$87	$27,992	$56,181	2,104,305	$(11,702)	$(1,183)	$71,375
Compensation expense related to stock compensation plans	—	—	698	—	—	—	—	698
Repurchase of common stock	—	—	—	—	418,949	(3,501)	—	(3,501)
Issuance of common stock for stock option exercise	30,442	1	(1)	—	—	—	—	—
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,974)	(1,974)
Net income	—	—	—	5,890	—	—	—	5,890
Balance, December 31, 2020	8,887,119	$88	$28,689	$62,071	2,523,254	$(15,203)	$(3,157)	$72,488

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$5,103	$5,890
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	116	—
Depreciation and amortization	2,155	2,148
Non-cash compensation	467	698
Non-cash lease expenses	1,621	2,137
Deferred income taxes	—	(469)
Pension expense, net of contributions	17	38
Gain on disposal of assets	(6)	(3)
Changes in operating assets and liabilities:
Accounts receivable	2,765	(61)
Inventories, net	(4,822)	(6,494)
Prepaids and other assets	(691)	(1,075)
Accounts payable and accrued liabilities	(3,775)	1,050
Forward contracts	(1,562)	1,270
Accrued compensation and employee benefits	(1,951)	(330)
Operating lease liabilities	(1,616)	(1,643)
Income taxes	1,622	1,527
Net cash (used in) provided by operating activities	(557)	4,683

Cash flows from investing activities
Proceeds from sale of property and equipment	25	3
Purchases of property and equipment	(19,644)	(3,034)
Net cash used in investing activities	(19,619)	(3,031)

Cash flows from financing activities
Borrowings on long-term debt	10,000	—
Payments on long-term debt	(68)	—
Repurchase of common stock	(2,537)	(3,501)
Net cash provided by (used in) financing activities	7,395	(3,501)

Net decrease in cash and cash equivalents	(12,781)	(1,849)
Cash and cash equivalents at beginning of period	32,133	30,478
Cash and cash equivalents at end of period	$19,352	$28,629

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$94	$91
Taxes	$953	$263

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Numerator
Net income	$1,847	$3,632	$5,103	$5,890

Denominator
Basic weighted average common shares outstanding	6,212	6,270	6,250	6,344
Dilutive effect of stock options and restricted stock	44	135	54	94
Diluted weighted average common shares outstanding	6,256	6,405	6,304	6,438

Basic net income per common share	$0.30	$0.58	$0.82	$0.93

Diluted net income per common share	$0.30	$0.57	$0.81	$0.91

We did not exclude any stock options or restricted stock shares for the three or six months ended December 31, 2021 as none would have had an anti-dilutive impact. We did not exclude any stock options or restricted stock shares for the three months ended December 31, 2020. During the six months ended December 31, 2020, we excluded shares relating to stock options totaling 90,000 and 116,658 shares of unvested restricted stock, as their impact would have been anti-dilutive.

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

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of December 31, 2021, we have no known returns liability.

We have an Exclusive Manufacturing Agreement with The Juice Plus+ Company LLC (“Juice Plus+”) through August 6, 2025. Pursuant to the Exclusive Manufacturing Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. Pursuant to this Exclusive Manufacturing Agreement, we provide Juice Plus+ with a cash discount. We recorded $0.3 million of “Cash Sales Discount” for the three months ended December 31, 2021, and $0.7 during the six months ended December 31, 2021, which was recorded as a reduction to net sales. We recorded $0.4 million of cash sales discount during the three months ended December 31, 2020 and $0.8 million during the six months ended December 31, 2020.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $4.1 million during the three months ended December 31, 2021, and $8.8 million during the six months ended December 31, 2021. We similarly recorded $2.8 million during the three months ended December 31, 2020 and $5.4 million during the six months ended December 31, 2020. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $0.2 million during the three months ended December 31, 2021, and $0.4 million during the six months ended December 31, 2021. We recorded $0.1 million during the three months ended December 31, 2020 and $0.3 million during the six months ended December 31, 2020.

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

We did not grant any options during each of the three and six month periods ending December 31, 2021 and December 31, 2020. No options were exercised during the three and six month periods ending December 31, 2021. During the three and six months ended December 31, 2020, 100,000 stock options were exercised. These exercises were cashless net exercises resulting in the issuance of 30,442 shares. There were no option forfeitures during the three and six month periods ended December 31, 2021 or December 31, 2020. As of December 31, 2021, we did not have any stock options outstanding.

We did not grant any restricted stock shares during the three or six months ending December 31, 2021 or December 31, 2020. During the three months ended December 31, 2021, 2,100 restricted stock shares were forfeited. During the six months ended December 31, 2021, 18,432 restricted stock shares were forfeited. No restricted stock shares were forfeited during the three or six months ended December 30, 2020.

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

There were no deferred cash awards granted during the three and six months ended December 31, 2021. There were no deferred cash awards granted during the three months ended December 31, 2020. During the six months ended December 31, 2020, we granted a total of $1.0 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. No deferred cash awards were forfeited during the three months ended December 31, 2021. Awards totaling $191,000 were forfeited during the six months ended December 31, 2021. No awards were forfeited during the three and six months ended December 31, 2020. Each deferred cash award provides for three equal cash payments to the applicable Participant to be paid on the one year, two year, and three year anniversaries of the date of the grant of such Awards, (the “Award Date”); provided on the date of each payment (the “Payment Date”), the Participant has been since Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments shall be made in connection with the Award.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of December 31, 2021 and June 30, 2021, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange and interest rate swap contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Euro Forward Contract– Current Assets	$1,783	$—
Swiss Franc Forward Contract – Current Assets	48	—
Total Derivative Contracts – Current Assets	1,831	—

Interest Swap – Other noncurrent Assets	62	—
Euro Forward Contract– Other noncurrent Assets	507	—
Total Derivative Contracts – Other noncurrent Assets	569	—

Euro Forward Contract–Current Liabilities	—	(630)
Swiss Franc Forward Contract – Current Liabilities	—	(184)
Total Derivative Contracts – Current Liabilities	—	(814)

Euro Forward Contract – Noncurrent Liabilities	—	(4)

Fair Value Net Asset (Liability) – all Derivative Contracts	$2,400	$(818)

We also classify any outstanding line of credit and term loan balance as a Level 2 liability, as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of December 31, 2021, and June 30, 2021, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2021 or the six months ended December 31, 2021.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Raw materials	$24,425	$20,530
Work in progress	2,409	3,765
Finished goods	5,660	3,056
Reserve	(666)	(345)
	$31,828	$27,006

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			December 31, 2021	June 30, 2021
Land		NA		$7,645	$1,200
Building and building improvements	7	-	39	15,023	3,757
Machinery and equipment	3	-	12	36,424	35,458
Office equipment and furniture	3	-	5	5,906	5,712
Vehicles		3		211	255
Leasehold improvements	1	-	15	20,971	20,236
Total property and equipment				86,180	66,618
Less: accumulated depreciation and amortization				(46,439)	(44,347)
Property and equipment, net				$39,741	$22,271

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

D. Other Comprehensive Income (Loss)

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three months ended December 31, 2021 and December 31, 2020 (in thousands):

	Three Months Ended
	December 31, 2021
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(538)	$931	—	$393
OCI/OCL before reclassifications	—	855	62	917
Amounts reclassified from OCI to Sales	—	(504)	—	(504)
Tax effect of OCI activity	—	(82)	—	(82)
Net current period OCI/OCL	—	269	62	331
Ending Balance	$(538)	$1,200	$62	$724

	Six Months Ended
	December 31, 2021
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(538)	$(23)	—	$(561)
OCI/OCL before reclassifications	—	2,244	62	2,306
Amounts reclassified from OCI to Sales	—	(650)	—	(650)
Tax effect of OCI activity	—	(371)	—	(371)
Net current period OCI/OCL	—	1,223	62	1,285
Ending Balance	$(538)	$1,200	$62	$724

	Three Months Ended
	December 31, 2020
		Unrealized
	Defined	Gains
	Benefit	(Losses) on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(888)	$(1,415)	$(2,303)
OCI/OCL before reclassifications	-	(1,850)	(1,850)
Amounts reclassified from OCI to Sales	-	737	737
Tax effect of OCI activity	-	259	259
Net current period OCI/OCL	-	(854)	(854)

Ending Balance	$(888)	$(2,269)	$(3,157)

	Six Months Ended
	December 31, 2020
		Unrealized
	Defined	Gains
	Benefit	(Losses) on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(888)	$(295)	$(1,183)
OCI/OCL before reclassifications	-	(3,913)	(3,913)
Amounts reclassified from OCI to Sales	-	1,341	1,341
Tax effect of OCI activity	-	598	598
Net current period OCI/OCL	-	(1,974)	(1,974)

Ending Balance	$(888)	$(2,269)	$(3,157)

E. Leases

We currently lease our Vista, CA and Lugano, Switzerland product manufacturing and support facilities. At the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of December 31, 2021, the weighted average remaining lease term for our operating leases was 5.8 years. The weighted average discount rate for our operating leases was 3.24%. As of June 30, 2021, the weighted average remaining lease term for our operating leases was 6.3 years and the weighted average discount rate was 3.24%.

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

Other information related to leases as of December 31, 2021 was as follows (in thousands):

Supplemental Cash Flows Information	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,620	$1,646

For the three months and six months ended December 31, 2021 and December 31, 2020 we did not have any operating lease liabilities arise from obtaining right of use assets.

F. Debt

On May 24, 2021, we entered into a new credit facility with Wells Fargo Bank, N.A (“Wells Fargo”) to extend the maturity for our working line of credit from November 1, 2022, to May 24, 2024. This new credit facility provides total lending capacity of up to $20.0 million and allows us to use the credit facility for working capital as well as potential acquisitions. On August 18, 2021, we entered into an amendment of our credit facility with Wells Fargo. The amended credit facility added a $10.0 million term loan to the existing $20.0 million credit facility, and permitted us to use the $10.0 million term loan as part of the $17.5 million purchase consideration for the acquisition of our new manufacturing and warehouse property in Carlsbad, California. The amended credit agreement also increased the allowed capital expenditures from $10.0 million to $15.0 million for fiscal 2022, (exclusive of the amount paid for the acquisition of the new Carlsbad property noted above). In addition, the new credit notes now reflect a change in the interest rate reference from LIBOR to SOFR. The Credit Agreement was amended and a new Revolving Line of Credit Note, and Security Agreement were entered into. A Term Note and real property security documents were added to secure the Term Note by the new Carlsbad property.

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

On December 31, 2021, we were in compliance with all of the financial and other covenants required under the Amended Credit Agreement.

As of December 31, 2021, we had $20.0 million available for borrowing under our credit facility with Wells Fargo Bank.

As of December 31, 2021, we had $9.9 million outstanding under the Term Note used in the purchase of the warehouse in August 2021.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Customer 1	$12,966	$24,827	$26,264	$48,785
Customer 2	8,595	8,910	15,988	11,716
Customer 3	4,773	(a)	9,121	(a)
	$26,334	$33,737	$51,373	$60,501

(a)	Sales were less than 10% of the respective period’s total net sales.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Supplier 1	$4,485	6,412	$7,854	9,787
	$4,485	6,412	$7,854	9,787

(a)	Purchases were less than 10% of the respective period’s total raw material purchases.

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with two of our largest customers, whose receivable balances collectively represented 59.6% of gross accounts receivable at December 31, 2021 and 64.8% at June 30, 2021. As of December 31, 2021 we had a receivable balance of $3.5 million and at June 30, 2021 we had a receivable balance of $3.4 million related to a former contract manufacturing customer. We have recorded a bad debt reserve equal to 100% of this outstanding balance and thus did not reflect it in the percentages listed above.

Additionally, amounts due related to our beta-alanine raw material sales were 7.0% of gross accounts receivable at December 31, 2021, and 8.6% of gross accounts receivable at June 30, 2021. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers responsible for the remaining accounts receivable.

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net Sales
Private label contract manufacturing	$33,677	$45,326	$67,271	$82,373
Patent and trademark licensing	4,050	2,757	8,796	5,436
Total Net Sales	$37,727	$48,083	$76,067	$87,809

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Income from Operations
Private label contract manufacturing	$2,761	$6,843	$6,461	$10,270
Patent and trademark licensing	1,757	529	4,393	1,199
Income from operations of reportable segments	4,518	7,372	10,854	11,469
Corporate expenses not allocated to segments	(2,117)	(1,980)	(4,225)	(3,992)
Total Income from Operations	$2,401	$5,392	$6,629	$7,477

	December 31, 2021	June 30, 2021
Total Assets
Private-label contract manufacturing	$99,746	$95,324
Patent and trademark licensing	27,612	24,957
	$127,358	$120,281

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

United States	$25,402	$23,074	$48,897	$42,860
Markets outside of the United States	12,325	25,009	27,170	44,949
Total	$37,727	$48,083	$76,067	$87,809

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 89% of net sales in markets outside the U.S. for the three months ended December 31, 2021 and 84% for the six months ended December 31, 2021. Products manufactured by our Swiss subsidiary ("NAIE") accounted for 83% of net sales in markets outside the U.S. for the three months ended December 31, 2020 and 85% for the six months ended December 31, 2020. No products manufactured by NAIE were sold in U.S. markets during the three and six month periods ended December 31, 2021 and 2020.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	December 31, 2021	June 30, 2021
United States	$38,976	$21,109
Europe	15,307	17,039
Total Long-Lived Assets	$54,283	$38,148

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	December 31, 2021	June 30, 2021
United States	$74,290	$67,307
Europe	53,068	52,974
Total Assets	$127,358	$120,281

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Six Months Ended December 31,
	2021	2020
United States	$19,250	$1,033
Europe	394	2,001
Total Capital Expenditures	$19,644	$3,034

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

Our effective tax rate for the three months ended December 31, 2021 was 22.8% and the effective tax rate for the six months ended December 31, 2021 was 22.6%. Our effective rates differ from the fiscal 2022 U.S. federal statutory rate of 21% primarily due to state income taxes. Our effective tax rate for the three months ended December 31, 2020 was 20.8% and the effective rate for the six months ended December 31, 2020 was 7.2%, primarily due to the discrete tax benefit discussed below.

On July 23, 2020, the Department of Treasury issued final regulations which provide an exclusion to the global intangible low-taxed income (GILTI) calculation on an elective basis. These regulations were effective September 21, 2020 and could be retroactively applied. Under these new regulations, we are able to exclude the GILTI calculation from our domestic taxable income if the deemed effective tax rate at our foreign subsidiary is greater than 18.9%. We assessed this rate, including the implementation of certain tax strategies, and we determined that our effective rate at our foreign subsidiary was greater than 18.9% as of the year ending June 30, 2020. During the first quarter of fiscal 2021, we reassessed our estimated taxes for fiscal 2020 and in the three months ended September 30, 2020 we recorded a reduction to our fiscal 2020 estimated taxes of $0.4 million as a discrete benefit. As a result of this adjustment, our domestic tax return for fiscal 2020 was expected to reflect a net operating loss which, in accordance with the CARES Act, allowed us to carry the loss back to fiscal 2015 and fiscal 2016. Such carryback resulted in a rate differential that resulted in the recognition of a permanent tax benefit of $0.3 million during the six months ended December 31, 2020.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three and six months ended December 31, 2021, there was no change to our valuation allowance for our deferred tax assets.

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

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon examination by tax authorities. Our tax reserves are analyzed quarterly, and adjustments are made as events occur that we believe warrant adjustments to those reserves. There were no adjustments to reserves in the three and six month period ended December 31, 2021.

J. Treasury Stock

On September 18, 2020, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan (“Repurchase Plan”), thus bringing the total authorized repurchase amount to $12.0 million. On March 12, 2021, the Board of Directors authorized an additional $3.0 million increase to the Repurchase Plan, thus bringing the total authorized repurchase amount to $15.0 million. On January 14, 2022, the Board of Directors authorized an additional $3.0 million increase to the Repurchase Plan, thus bringing the total authorized repurchase amount to $18.0 million. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions.

Stock repurchases for the three months ended December 31, 2021 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	189,702	$13.32	$2,527
Shares acquired in connection with stock option exercises	—	—	—
Shares acquired from employees for restricted stock vesting	—	—	—
Total	189,702		$2,527

Stock repurchases for the six months ended December 31, 2021 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	189,702	$13.32	$2,527
Shares acquired in connection with stock option exercises	—	—	—
Shares acquired from employees for restricted stock vesting	692	14.20	10
Total	190,394		$2,537

Stock repurchases for the three months ended December 31, 2020 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	144,681	$9.67	$1,398
Shares acquired in connection with stock option exercises	30,442	9.95	303
Shares acquired from employees for restricted stock vesting	7,744	7.40	57
Total	182,867		$1,758

Stock repurchases for the three months ended December 31, 2020 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	380,071	$8.25	$3,136
Shares acquired in connection with stock option exercises	30,442	9.95	303
Shares acquired from employees for restricted stock vesting	8,436	7.34	62
Total	418,949		$3,501

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

As of December 31, 2021, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2023. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three and six months ended December 31, 2021 and December 31, 2020.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three and six months ended December 31, 2021 and December 31, 2020, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of December 31, 2021, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $55.7 million (EUR 46.5 million). As of December 31, 2021, a net gain of approximately $1.6 million, offset by $0.4 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $1.1 million will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three and six months ended December 31, 2021 we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of December 31, 2021, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $5.4 million (CHF 5.0 million).

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

M. Subsequent Event

On January 14, 2022, the Board of Directors authorized an additional $3.0 million increase to the Repurchase Plan, thus bringing the total authorized repurchase amount to $18.0 million. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions.

On February 8, 2022, we entered into a second amendment to our credit facility with Wells Fargo that is effective January 31, 2022 and modifies the annual limit imposed upon the company’s ability to repurchase stock are issue dividends.  This amendment increased this limit from $5.0 million annually to $7.0 million annually.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2021. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2021 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the first six months of fiscal 2022, our net sales were 13% lower than in the first six months of fiscal 2021. Private-label contract manufacturing sales decreased 18% primarily due to lower sales to our largest customer. Sales to this customer decreased 46% as compared to the same period in the prior year with a majority of the decrease associated with an inventory reduction program mostly related to their European business. The decrease in sales to our largest customer was partially offset by increased sales from other existing customers and sales to a new customer. Revenue concentration risk for our largest private-label contract manufacturing customer as a percentage of our total net sales decreased from 56% for the first six months of fiscal 2021 to 35% for the first six months fiscal 2022. We expect our annualized fiscal year 2022 revenue concentration for this customer to be lower than fiscal year 2021.

During the first six months of fiscal 2022, patent and trademark licensing revenue increased 62% to $8.8 million, compared to revenue of $5.4 million for the first six months of fiscal 2021. The increase in patent and trademark licensing revenue during the first six months of fiscal 2022 was primarily due to increased shipments to existing customers related to athletic activities and gyms reopening in accordance with easing COVID-19 restrictions across the USA as compared to significant restrictions in athletic activities in the first and second quarter of fiscal 2021 combined with sales to new customers and higher average sales prices.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our recent efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred litigation and patent compliance expenses of approximately $0.2 million during the first six months of fiscal 2022 as compared to $0.7 million during the comparable period in fiscal 2021. The decrease in these legal expenses on a year over year basis was primarily due to the successful resolution of several cases that were settled. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2022, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

Based on our current sales order volumes and forecasts we have received from our customers, along with the continued challenges with supply chain and staffing shortages, including challenges from COVID-19 absences, we now anticipate our fiscal 2022 consolidated net sales will be flat to slightly up as compared to fiscal 2021. We also anticipate we will generate operating income between 8.0% and 11.0% of net sales for our fiscal year ending June 30, 2022. As we previously estimted it would, sales and profitability during the first half of fiscal 2022 declined when compared to the same period of fiscal 2021 primarily related to lower sales to our largest contract manufacturing customer. During the second half of fiscal 2022, we expect net sales to increase 10.0% to 13.0% as compared to the same period in fiscal 2021, and operating income to increase to between 8.0% to 11.0% of net sales. The improvement in net sales and operating profitability is expected to be generated from continued growth from sales and improved sales mix and staffing levels. There can be no assurance our expectations will result in the currently anticipated increase in operating income. Notwithstanding, we are also closely monitoring the impact of the COVID-19 pandemic. Currently, we cannot reasonably estimate the length of time or severity of the pandemic and cannot currently reliably estimate the impact this pandemic may have on our consolidated financial results for fiscal 2022 and beyond.

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
●

Limitations on the ability of carriers to deliver materials to us or deliver our products to customers;Limitations on the ability of our suppliers to manufacture and meet timelines associated with capital improvement projects;

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

Revenue Recognition — Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling one or more performance obligations. For certain contracts with volume rebates and discounts, our estimates of future sales used to assess the volume rebate and discount estimates are subject to a high degree of judgement and may differ from actual sales due to, among other things, changes in customer orders and raw material availability.

Results of Operations

The results of our operations for the three and six months ended December 31 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2021	2020	% Change	2021	2020	% Change
Private label contract manufacturing	$33,677	$45,326	(26)%	$67,271	$82,373	(18)%
Patent and trademark licensing	4,050	2,757	47%	8,796	5,436	62%
Total net sales	37,727	48,083	(22)%	76,067	87,809	(13)%
Cost of goods sold	31,181	38,409	(19)%	61,240	72,130	(15)%
Gross profit	6,546	9,674	(32)%	14,827	15,679	(5)%
Gross profit %	17.4%	20.1%		19.5%	17.9%

Selling, general and administrative expenses	4,145	4,282	(3)%	8,198	8,202	(0)%
% of net sales	11.0%	8.9%		10.8%	9.3%

Income from operations	2,401	5,392	(55)%	6,629	7,477	(11)%
% of net sales	6.4%	11.2%		8.7%	8.5%

Other expense	(9)	(806)	(99)%	(35)	(1,127)	(97)%
Income before income taxes	2,392	4,586	(48)%	6,594	6,350	4%
% of net sales	6.3%	9.5%		8.7%	7.2%

Provision for income taxes	545	954	(43)%	1,491	460	224%
Net income	$1,847	$3,632	(49)%	$5,103	$5,890	(13)%
% of net sales	4.9%	7.6%		6.7%	6.7%

Private-label contract manufacturing net sales decreased 26% during the three months ended December 31, 2021 and 18% during the six months ended December 31, 2021, when compared to the same periods in the prior year. The decrease in sales during the three months ended December 31, 2022 was primarily due to lower sales to our largest customer. Sales to our largest customer decreased 48% for the three months ended December 31, 2021 as compared to the same period in fiscal 2021 and was driven by an inventory reduction program mostly related to their European business. The decrease in sales during the first six months of fiscal 2022 was primarily due to decreased sales from our largest customer partially offset by increased sales from other existing customers and sales to a new customer. Sales to our largest customer decreased 46% for the six months ended December 31, 2021 as compared to the same period in the prior year with a majority of the decrease associated with their European business.

Net sales from our patent and trademark licensing segment increased 47% during the three months ended December 31, 2021 and 62% during the six months ended December 31, 2021, when compared to the same periods in the prior year. The increase in patent and trademark licensing revenue during the second quarter and the first six months of fiscal 2022 was primarily due to increased shipments to existing customers related to athletic activities and gyms reopening in accordance with easing COVID-19 restrictions across the USA as compared to significant restrictions in athletic activities in the second quarter and first six months of fiscal 2021. The increase in the three and six months ended December 31, 2021 also included sales to new customers and higher average sales prices. The change in gross profit margin for the three and six months ended December 31, 2021, was as follows:

	Three Months	Six Months
	Ended	Ended

Contract manufacturing(1)	(5.9)%	(2.3)%
Patent and trademark licensing(2)	3.2	3.9
Total change in gross profit margin	(2.7)%	1.6%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 5.9 percentage points during the three months ended December 31, 2021 and 2.3 percentage points during the six months ended December 31, 2021, when compared to the comparable prior year periods. The decrease in gross profit as a percentage of sales for private-label contract manufacturing during the second quarter of fiscal 2022 is primarily due to unfavorable sales mix and an increase in per unit manufacturing costs. The decrease in gross profit as a percentage of sales for the first six months of fiscal 2022 is primarily due to an increase in per unit manufacturing costs.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 3.2 percentage points during the three months ended December 31, 2021 and 3.9 percentage points during the six months ended December 31, 2021, when compared to the comparable prior year periods. The increase in margin contribution during the three and six month periods ending December 31, 2021 was primarily due to increased patent and trademark licensing net sales as a percentage of total consolidated net sales along with favorable sales mix, and higher average net sales prices per unit. The first six months of fiscal 2022 also included a change in estimate regarding certain volume rebate programs.

Selling, general and administrative expenses decreased $0.2 million, or 3%, during the three months ended December 31, 2021, and remained flat during the six months ended December 31, 2021, as compared to the comparable prior year periods.

Other expense, net, decreased $0.8 million during the three months ended December 31, 2021, and decreased $1.1 million during the six months ended December 31, 2021, when compared to the comparable periods during the prior year. The decreases were primarily due to the favorable fiscal 2022 foreign exchange revaluation activity associated with our balance sheet and the fluctuations in unhedged foreign currency rates when compared to the same activity in fiscal 2021.

Our income tax expense decreased $0.4 million during the three months ended December 31, 2021 and increased $1.0 million during the six months ended December 31, 2021, when compared to the same periods in fiscal 2021. The decrease in income tax expense during the second quarter of fiscal 2022 was primarily related to decrease pre-tax income as compared to the same period in the prior year. The increase during the first six months of fiscal 2022 was primarily related to a discrete tax benefit of $0.9 million recorded during the six months ended December 31, 2020 without a corresponding discrete item in the six months ended December 31, 2021 and an increase in taxes associated with slightly higher pre-tax income and a marginally higher effective tax rate excluding the discrete item.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used by operating activities was $0.6 million for the six months ended December 31, 2021 compared to net cash provided by operating activities of $4.7 million in the comparable period in the prior fiscal year.

At December 31, 2021, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, provided $2.8 million in cash compared to using $61,000 of cash during the comparable six month period in the prior year. The increase in cash used by accounts receivable during the six months ended December 31, 2021 primarily resulted from the timing of sales and related collections. Days sales outstanding was 40 days during the six months ended December 31, 2021 as compared to 36 days for the prior year period.

Changes in inventory used $4.8 million in cash during the six months ended December 31, 2021 compared to using $6.5 million in the comparable prior year period. The change in cash related to inventory during the six months ended December 31, 2021 was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to same period in the prior year. Changes in accounts payable and accrued liabilities used $3.8 million in cash during the six months ended December 31, 2021 compared to providing $1.1 million during the six months ended December 31, 2020. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the six months ended December 31, 2021 was $19.6 million compared to $3.0 million in the comparable prior year period. The primary reason for the change was due to the purchase of a new manufacturing and warehouse facility in Carlsbad, CA during the first quarter of fiscal 2022.

Cash provided by financing activities for the six months ended December 31, 2021, was $7.4 million, compared to $3.5 million used in the comparable prior year period. The difference is primarily due to borrowings related to the purchase of our new manufacturing and warehouse facility in Carlsbad, CA, offset by the difference in treasury stock repurchase activity.

At December 31, 2021 we had $9.9 million due in connection with a term loan related to our recently acquired manufacturing and warehouse facility and we also had a $20.0 million working capital line of credit available to us under which we had no borrowings outstanding. During the six months ending December 31, 2021, we were in compliance with all of the financial and other covenants required under the Credit Agreement. Refer to Item 1, Note F., "Debt," in this Quarterly Report, for terms of our Credit Agreement.

As of December 31, 2021, we had $19.4 million in cash and cash equivalents. We believe our available cash, cash equivalents, credit facility and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures, and minimum debt and interest payments through the next 12 months. Our capital requirements for fiscal 2022 include amounts that will be required to complete our planned retrofit of the facility we purchased in August 2021 that is planned to become a powder blending, packaging, and storage facility.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of December 31, 2021.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 9, 2022, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three and six month periods ended December 31, 2021 and December 31, 2020.

Repurchases

During the three months ended December 31, 2021 we repurchased 189,702 shares of our common stock at a total cost of $2.5 million (including commissions and transaction fees) as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of December 31, 2021) (in thousands)
October 1, 2021 to October 31, 2021	52,359	$13.81	52,359	—
November 1, 2021 to November 30, 2021	43,715	$13.77	43,715	—
December 1, 2021 to December 31, 2021	93,628	$12.84	93,628	—
Total	189,702		189,702	$671

(1) Average price paid per share includes costs associated with the repurchases

Refer to Note J, "Treasury Stock," in this Quarterly Report, for terms of repurchase plan and additional information.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

The following exhibit index shows those exhibits filed with this Report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on December 8, 2005
10.33	Second Amendment to the Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of January 31, 2022	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this Report to be signed on its behalf by the undersigned, duly authorized officers.

Date: February 9, 2022

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)