Form 10-Q
period 2022-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2022-05-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 12, 2022, 6,150,452 shares of NAI's common stock were outstanding, net of 2,989,763 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2022	June 30, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$18,575	$32,133
Accounts receivable – less allowance for doubtful accounts of $3,383 at March 31, 2022 and $3,527 at June 30, 2021	16,736	17,946
Inventories, net	36,800	27,006
Income tax receivable	—	1,095
Forward contracts	2,445	—
Prepaids and other current assets	3,650	2,168
Total current assets	78,206	80,348
Property and equipment, net	40,400	22,271
Operating lease right-of-use assets	14,049	15,877
Deferred tax asset – noncurrent	—	214
Other noncurrent assets, net	2,833	1,571
Total assets	$135,488	$120,281
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,838	$11,893
Accrued liabilities	2,235	2,441
Accrued compensation and employee benefits	3,110	4,584
Customer deposits	372	1,721
Income taxes payable	513	619
Forward contracts	—	814
Mortgage note payable, current portion	300	—
Total current liabilities	24,368	22,072

Long-term liability – operating leases	14,585	16,481
Noncurrent forward contracts	—	4
Long-term pension liability	417	391
Deferred tax liability	360	—
Mortgage note payable, net of current portion	9,563	—
Income taxes payable, noncurrent	1,118	1,250
Total liabilities	50,411	40,198
Commitments and contingencies (Notes E, F, and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at March 31, 2022 and June 30, 2021, issued and outstanding (net of treasury shares) 6,146,221 at March 31, 2022 and 6,436,568 at June 30, 2021	89	88
Additional paid-in capital	30,188	29,456
Retained earnings	74,556	66,949
Treasury stock, at cost, 2,984,994 shares at March 31, 2022 and 2,567,797 at June 30, 2021	(20,954)	(15,849)
Accumulated other comprehensive income (loss)	1,198	(561)
Total stockholders’ equity	85,077	80,083
Total liabilities and stockholders’ equity	$135,488	$120,281

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales	$42,373	$46,320	$118,440	$134,129
Cost of goods sold	34,980	39,484	96,220	111,614
Gross profit	7,393	6,836	22,220	22,515
Selling, general and administrative	4,119	4,136	12,317	12,338

Income from operations	3,274	2,700	9,903	10,177

Other (expense) income:
Interest income	—	—	—	1
Interest expense	(19)	(15)	(45)	(110)
Foreign exchange loss	(40)	(304)	(35)	(1,322)
Other, net	(29)	(7)	(43)	(22)
Total other expense	(88)	(326)	(123)	(1,453)

Income before income taxes	3,186	2,374	9,780	8,724
Provision for income taxes	682	458	2,173	918
Net income	$2,504	$1,916	$7,607	$7,806

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	474	1,925	1,759	(49)

Comprehensive income	$2,978	$3,841	$9,366	$7,757

Net income per common share:
Basic	$0.42	$0.31	$1.23	$1.24
Diluted	$0.41	$0.30	$1.22	$1.22

Weighted average common shares outstanding
Basic	6,003,036	6,200,712	6,167,539	6,296,408
Diluted	6,041,424	6,326,777	6,216,422	6,401,021

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Three-Month Period Ended March 31, 2022 and 2021

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2021	9,004,365	$88	$29,923	$72,052	2,776,623	$(18,386)	$724	$84,401
Compensation expense related to stock compensation plans	—	—	266	—	—	—	—	266
Issuance of common stock for restricted stock grants	126,850	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	206,971	(2,568)	—	(2,568)
Forfeiture of restricted stock	—	—	—	—	1,400	—	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	474	474
Net income	—	—	—	2,504	—	—	—	2,504
Balance, March 31, 2022	9,131,215	$89	$30,188	$74,556	2,984,994	$(20,954)	$1,198	$85,077

Balance, December 31, 2020	8,887,119	$88	$28,689	$62,071	2,523,254	$(15,203)	$(3,157)	$72,488
Compensation expense related to stock compensation plans	—	—	334	—	—	—	—	334
Issuance of common stock for restricted stock grants	91,773	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	44,132	(639)	—	(639)
Issuance of common stock for stock option exercise	7,883	—	—	—	—	—	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	1,925	1,925
Net income	—	—	—	1,916	—	—	—	1,916
Balance, March 31, 2021	8,986,775	$89	$29,022	$63,987	2,567,386	$(15,842)	$(1,232)	$76,024

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Nine-Month Period Ended March 31, 2022 and 2021

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2021	9,004,365	$88	$29,456	$66,949	2,567,797	$(15,849)	$(561)	$80,083
Compensation expense related to stock compensation plans	—	—	733	—	—	—	—	733
Issuance of common stock for restricted stock grants	126,850	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	397,365	(5,105)	—	(5,105)
Forfeiture of restricted stock	—	—	—	—	19,832	—	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	1,759	1,759
Net income	—	—	—	7,607	—	—	—	7,607
Balance, March 31, 2022	9,131,215	$89	$30,188	$74,556	2,984,994	$(20,954)	$1,198	$85,077

Balance, June 30, 2020	8,856,677	$87	$27,992	$56,181	2,104,305	$(11,702)	$(1,183)	$71,375
Compensation expense related to stock compensation plans	—	—	1,032	—	—	—	—	1,032
Issuance of common stock for restricted stock grants	91,773	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	463,081	(4,140)	—	(4,140)
Issuance of common stock for stock option exercise	38,325	1	(1)	—	—	—	—	—
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(49)	(49)
Net income	—	—	—	7,806	—	—	—	7,806
Balance, March 31, 2021	8,986,775	$89	$29,022	$63,987	2,567,386	$(15,842)	$(1,232)	$76,024

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$7,607	$7,806
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of uncollectible accounts receivable	(48)	(111)
Depreciation and amortization	3,318	3,309
Non-cash compensation	733	1,032
Non-cash lease expenses	2,355	2,488
Deferred income taxes	—	(469)
Pension expense, net of contributions	26	6
(Gain) loss on disposal of assets	(9)	61
Changes in operating assets and liabilities:
Accounts receivable	1,257	230
Inventories, net	(9,794)	(1,116)
Prepaids and other assets	(2,019)	(64)
Accounts payable and accrued liabilities	4,390	4,081
Forward contracts	(1,654)	1,061
Accrued compensation and employee benefits	(1,474)	711
Operating lease liabilities	(2,423)	(2,441)
Income taxes	857	(585)
Net cash provided by operating activities	3,122	15,999

Cash flows from investing activities
Proceeds from sale of property and equipment	30	3
Purchases of property and equipment	(21,468)	(4,251)
Net cash used in investing activities	(21,438)	(4,248)

Cash flows from financing activities
Borrowings on line of credit	—	(10,000)
Borrowings on long-term debt	10,000	—
Payments on long-term debt	(137)	—
Repurchase of common stock	(5,105)	(4,140)
Net cash provided by (used in) financing activities	4,758	(14,140)

Net decrease in cash and cash equivalents	(13,558)	(2,389)
Cash and cash equivalents at beginning of period	32,133	30,478
Cash and cash equivalents at end of period	$18,575	$28,089

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$173	$123
Taxes	$2,169	$1,549

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

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

Recently Issued Accounting and Regulatory Pronouncements

On March 28, 2022, the Financial Accounting Standards Board (the "FASB”) issued Accounting Standards Update ("ASU") No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method. This new standard clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-123 (released on August 28, 2017) that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the “portfolio layer” method and addresses feedback from stakeholders regarding its application. This standard is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted in any interim period within that year. This ASU will be adopted in our first quarter of fiscal 2023. We do not expect this ASU to have a material impact on our consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Numerator
Net income	$2,504	$1,916	$7,607	$7,806

Denominator
Basic weighted average common shares outstanding	6,003	6,201	6,168	6,296
Dilutive effect of stock options and restricted stock	38	126	48	105
Diluted weighted average common shares outstanding	6,041	6,327	6,216	6,401

Basic net income per common share	$0.42	$0.31	$1.23	$1.24

Diluted net income per common share	$0.41	$0.30	$1.22	$1.22

We excluded 126,850 shares of restricted stock and no shares related to stock options for the three and nine months ended March 31, 2022, as their impact would have been anti-dilutive. We excluded 91,773 shares of restricted stock and no shares related to stock options for the three months ended March 31, 2021. During the nine months ended March 31, 2021, we excluded shares relating to stock options totaling 30,000 and 69,477 shares of unvested restricted stock, as their impact would have been anti-dilutive.

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

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of March 31, 2022, we have no known returns liability.

We have an Exclusive Manufacturing Agreement with The Juice Plus+ Company LLC (“Juice Plus+”) through August 6, 2025. Pursuant to the Exclusive Manufacturing Agreement, Juice Plus+ has granted us exclusive rights to manufacture and supply them with certain of their products within 24 countries where Juice Plus+ currently sells those products. Pursuant to this Exclusive Manufacturing Agreement, we provide Juice Plus+ with a cash discount. We recorded $0.3 million of “Cash Sales Discount” for the three months ended March 31, 2022, and $1.0 million during the nine months ended March 31, 2022, which was recorded as a reduction to net sales. We recorded $0.4 million of cash sales discount during the three months ended March 31, 2021 and $1.2 million during the nine months ended March 31, 2021.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $4.8 million during the three months ended March 31, 2022, and $13.5 million during the nine months ended March 31, 2022. We similarly recorded $4.1 million during the three months ended March 31, 2021, and $9.6 million during the nine months ended March 31, 2021. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $0.2 million during the three months ended March 31, 2022, and $0.6 million during the nine months ended March 31, 2022. We recorded $0.2 million during the three months ended March 31, 2021, and $0.4 million during the nine months ended March 31, 2021.

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

We did not grant any options during each of the three and nine month periods ending March 31, 2022 and March 31, 2021. No options were exercised during the three and nine month periods ending March 31, 2022. During the three months ended March 31, 2021, 10,000 stock options were exercised. During the nine months ended March 31, 2021, 110,000 stock options were exercised. These exercises were cashless net exercises resulting in the issuance of 7,833 shares for the three months ended March 31, 2021 and 38,325 for the nine months ended March 31, 2021. There were no option forfeitures during the three and nine month periods ended March 31, 2022 or March 31, 2021. As of March 31, 2022, we did not have any stock options outstanding.

During the three and nine months ended March 31, 2022, we granted a total of 126,850 restricted stock shares to members of our Board of Directors and certain key members of our management team. During the three and nine months ended March 31, 2021, we granted a total of 91,773 restricted stock shares to members of our Board of Directors and certain key members of our management team. During the three months ended March 31, 2022, 1,400 restricted stock shares were forfeited. During the nine months ended March 31, 2022, 19,832 restricted stock shares were forfeited. No restricted stock shares were forfeited during the three or nine month periods ended March 31, 2021.

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

During the three and nine months ended March 31, 2022, we granted a total of $0.3 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. During the three months ended March 31, 2021, we granted a total of $0.5 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. During the nine months ended March 31, 2021, we granted a total of $1.5 million in deferred cash awards to members of our Board of Directors and certain key members of our management team.

No deferred cash awards were forfeited during the three months ended March 31, 2022. Awards totaling $191,000 were forfeited during the nine months ended March 31, 2022. No awards were forfeited during the three and nine months ended March 31, 2021. Each deferred cash award we have granted to date provides for three equal cash payments to the applicable Participant to be paid on the one year, two year, and three year anniversaries of the date of the grant of such Awards, (the “Award Date”); provided on the date of each payment (the “Payment Date”), the Participant has been since Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments are to be made in connection with the Award.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of March 31, 2022, and June 30, 2021, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange and interest rate swap contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Euro Forward Contract– Current Assets	$2,419	$—
Swiss Franc Forward Contract – Current Assets	26	—
Total Derivative Contracts – Current Assets	2,445	—
Interest Swap – Other noncurrent Assets	358	—
Euro Forward Contract– Other noncurrent Assets	365	—
Total Derivative Contracts – Other noncurrent Assets	723	—

Euro Forward Contract–Current Liabilities	—	(630)
Swiss Franc Forward Contract – Current Liabilities	—	(184)
Total Derivative Contracts – Current Liabilities	—	(814)
Euro Forward Contract – Noncurrent Liabilities	—	(4)

Fair Value Net Asset (Liability) – all Derivative Contracts	$3,168	$(818)

We also classify any outstanding line of credit and term loan balance as a Level 2 liability, as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of March 31, 2022, and June 30, 2021, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2021 or the nine months ended March 31, 2022.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Raw materials	$28,584	$20,530
Work in progress	4,987	3,765
Finished goods	3,748	3,056
Reserve	(519)	(345)
	$36,800	$27,006

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			March 31, 2022	June 30, 2021
Land	NA			$7,645	$1,200
Building and building improvements	7	–	39	15,427	3,757
Machinery and equipment	3	–	12	37,522	35,458
Office equipment and furniture	3	–	5	5,906	5,712
Vehicles		3		211	255
Leasehold improvements	1	–	15	21,277	20,236
Total property and equipment				87,988	66,618
Less: accumulated depreciation and amortization				(47,588)	(44,347)
Property and equipment, net				$40,400	$22,271

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

D. Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI” and “OCL”) consisted of the following during the three and nine months ended March 31, 2022 and March 31, 2021 (in thousands):

	Three Months Ended
	March 31, 2022
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(538)	$1,200	62	$724
OCI/OCL before reclassifications	—	1,064	299	1,363
Amounts reclassified from OCI to Sales	—	(685)	—	(685)
Tax effect of OCI activity	—	(120)	(84)	(204)
Net current period OCI/OCL	—	259	215	474
Ending Balance	$(538)	$1,459	277	1,198

	Nine Months Ended
	March 31, 2022
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(538)	$(23)	—	$(561)
OCI/OCL before reclassifications	—	3,308	361	3,669
Amounts reclassified from OCI to Sales	—	(1,335)	—	(1,335)
Tax effect of OCI activity	—	(491)	(84)	(575)
Net current period OCI/OCL	—	1,482	277	1,759
Ending Balance	$(538)	$1,459	277	1,198

	Three Months Ended
	March 31, 2021
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(888)	$(2,269)	—	$(3,157)
OCI/OCL before reclassifications	—	1,639	—	1,639
Amounts reclassified from OCI to Sales	—	868	—	868
Tax effect of OCI activity	—	(582)	—	(582)
Net current period OCI/OCL	—	1,925	—	1,925
Ending Balance	$(888)	$(344)	—	(1,232)

	Nine Months Ended
	March 31, 2021
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(888)	$(295)	—	$(1,183)
OCI/OCL before reclassifications	—	(2,274)	—	(2,274)
Amounts reclassified from OCI to Sales	—	2,209	—	2,209
Tax effect of OCI activity	—	16	—	16
Net current period OCI/OCL	—	(49)	—	(49)
Ending Balance	$(888)	$(344)	—	(1,232)

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

Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of March 31, 2022, the weighted average remaining lease term for our operating leases was 5.7 years. The weighted average discount rate for our operating leases was 3.24%. As of June 30, 2021, the weighted average remaining lease term for our operating leases was 6.3 years and the weighted average discount rate was 3.24%.

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

Other information related to leases as of March 31, 2022, was as follows (in thousands):

Supplemental Cash Flows Information	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,495	$2,467
Operating lease liabilities arising from obtaining Right of Use Assets for new leases	182	187

F. Debt

On May 24, 2021, we entered into a new credit facility with Wells Fargo Bank, N.A (“Wells Fargo”) to extend the maturity for our working line of credit from November 1, 2022, to May 24, 2024. This new credit facility provides total lending capacity of up to $20.0 million and allows us to use the credit facility for working capital as well as potential acquisitions. On August 18, 2021, we entered into an amendment of our credit facility with Wells Fargo. The amended credit facility added a $10.0 million term loan to the existing $20.0 million credit facility, and permitted us to use the $10.0 million term loan as part of the $17.5 million purchase consideration for the acquisition of our new manufacturing and warehouse property in Carlsbad, California. The amended credit agreement also increased the allowed capital expenditures from $10.0 million to $15.0 million for fiscal 2022, (exclusive of the amount paid for the acquisition of the new Carlsbad property noted above). In addition, the new credit notes now reflect a change in the interest rate reference from LIBOR to SOFR. The Credit Agreement was amended and a new Revolving Line of Credit Note, and Security Agreement were entered into. A Term Note and real property security documents were added to secure the Term Note by the new Carlsbad property. Additionally, we entered into a second amendment to our credit facility with Wells Fargo on February 8, 2022 that is effective January 31, 2022 and modifies the annual limit imposed upon our ability to repurchase stock and issue dividends. This amendment increased this limit from $5.0 million annually to $7.0 million annually.

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

On March 31, 2022, we were in compliance with all of the financial and other covenants required under the Amended Credit Agreement.

As of March 31, 2022, we had $20.0 million available for borrowing under our credit facility with Wells Fargo Bank.

As of March 31, 2022, we had $9.8 million outstanding under the Term Note used in the purchase of the warehouse in August 2021.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Customer 1	$13,846	$23,215	$40,110	$72,001
Customer 2	6,773	(a)	22,761	16,288
Customer 3	10,673	(a)	19,795	(a)
Customer 4	(a)	5,811	(a)	(a)
	$31,292	$29,026	$82,666	$88,289

(a)          Sales were less than 10% of the respective period’s total net sales.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Supplier 1	$2,946	5,978	$10,800	15,765
	$2,946	5,978	$10,800	15,765

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is concentrated with two of our largest customers, whose receivable balances collectively represented 51.7% of gross accounts receivable at March 31, 2022 and 64.8% at June 30, 2021. As of March 31, 2022, and at June 30, 2021, we had a receivable balance of $3.4 million related to a former contract manufacturing customer. We have recorded a bad debt reserve equal to 100% of this outstanding balance and thus did not reflect it in the percentages listed above.

Additionally, amounts due related to our beta-alanine raw material sales were 14.1% of gross accounts receivable at March 31, 2022, and 8.6% of gross accounts receivable at June 30, 2021. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers responsible for the remaining accounts receivable.

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net Sales
Private label contract manufacturing	$37,623	$42,196	$104,894	$124,569
Patent and trademark licensing	4,750	4,124	13,546	9,560
Total Net Sales	$42,373	$46,320	$118,440	$134,129

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Income from Operations
Private label contract manufacturing	$3,605	$3,241	$10,065	$13,511
Patent and trademark licensing	1,813	1,541	6,206	2,740
Income from operations of reportable segments	5,418	4,782	16,271	16,251
Corporate expenses not allocated to segments	(2,144)	(2,082)	(6,368)	(6,074)
Total Income from Operations	$3,274	$2,700	$9,903	$10,177

	March 31, 2022	June 30, 2021
Total Assets
Private-label contract manufacturing	$105,552	$95,324
Patent and trademark licensing	29,936	24,957
	$135,488	$120,281

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

United States	$29,382	$27,674	$78,279	$70,534
Markets outside of the United States	12,991	18,646	40,161	63,595
Total	$42,373	$46,320	$118,440	$134,129

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 85% of net sales in markets outside the U.S. for the three months ended March 31, 2022 and 84% for the nine months ended March 31, 2022. Products manufactured by our Swiss subsidiary ("NAIE") accounted for 65% of net sales in markets outside the U.S. for the three months ended March 31, 2021 and 79% for the nine months ended March 31, 2021. No products manufactured by NAIE were sold in U.S. markets during the three and nine month periods ended March 31, 2022 and 2021.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	March 31, 2022	June 30, 2021
United States	$39,729	$21,109
Europe	14,720	17,039
Total Long-Lived Assets	$54,449	$38,148

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	March 31, 2022	June 30, 2021
United States	$81,917	$67,307
Europe	53,571	52,974
Total Assets	$135,488	$120,281

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Nine Months Ended March 31,
	2022	2021
United States	$20,766	$1,788
Europe	702	2,463
Total Capital Expenditures	$21,468	$4,251

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

Our effective tax rate for the three months ended March 31, 2022 was 21.4% and the effective tax rate for the nine months ended March 31, 2022 was 22.2%. Our effective rates differ from the fiscal 2022 U.S. federal statutory rate of 21% primarily due to state income taxes. Our effective tax rate for the three months ended March 31, 2021 was 19.3% and the effective rate for the nine months ended March 31, 2021 was 10.5%. Our effective rate for the nine months ended March 31, 2021, differed from the fiscal 2021 U.S. federal statutory rate of 21% primarily due to a discrete tax benefit discussed below.

On July 23, 2020, the Department of Treasury issued final regulations which provide an exclusion to the global intangible low-taxed income (GILTI) calculation on an elective basis. These regulations were effective September 21, 2020 and could be retroactively applied. Under these new regulations, we are able to exclude the GILTI calculation from our domestic taxable income if the deemed effective tax rate at our foreign subsidiary is greater than 18.9%. We assessed this rate, including the implementation of certain tax strategies, and we determined that our effective rate at our foreign subsidiary was greater than 18.9% as of the year ending June 30, 2020. During the first quarter of fiscal 2021, we reassessed our estimated taxes for fiscal 2020 and in the three months ended September 30, 2020 we recorded a reduction to our fiscal 2020 estimated taxes of $0.4 million as a discrete benefit. As a result of this adjustment, our domestic tax return for fiscal 2020 was expected to reflect a net operating loss which, in accordance with the CARES Act, allowed us to carry the loss back to fiscal 2015 and fiscal 2016. Such carryback resulted in a rate differential that resulted in the recognition of a permanent tax benefit of $0.3 million during the nine months ended March 31, 2021.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three and nine months ended March 31, 2022, there was no change to our valuation allowance for our deferred tax assets.

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

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon examination by tax authorities. Our tax reserves are analyzed quarterly, and adjustments are made as events occur that we believe warrant adjustments to those reserves. There were no adjustments to reserves in the three and nine month period ended March 31, 2022.

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

Stock repurchases for the three months ended March 31, 2022 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	179,810	$12.62	$2,269
Shares acquired in connection with stock option exercises	—	—	—
Shares acquired from employees for restricted stock vesting	27,161	11.00	299
Total	206,971		$2,568

Stock repurchases for the nine months ended March 31, 2022 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	369,512	$12.98	$4,797
Shares acquired in connection with stock option exercises	—	—	—
Shares acquired from employees for restricted stock vesting	27,853	11.08	308
Total	397,365		$5,105

Stock repurchases for the three months ended March 31, 2021 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	5,751	$10.60	$61
Shares acquired from employees for restricted stock vesting	38,381	15.05	578
Total	44,132		$639

Stock repurchases for the nine months ended March 31, 2021 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	385,822	$8.28	$3,197
Shares acquired in connection with stock option exercises	30,442	9.95	303
Shares acquired from employees for restricted stock vesting	46,817	13.66	640
Total	463,081		$4,140

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

As of March 31, 2022, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through August 2023. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three and nine months ended March 31, 2022 and March 31, 2021.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three and nine months ended March 31, 2022 and March 31, 2021, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of March 31, 2022, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $43.7 million (EUR 36.5 million). As of March 31, 2022, a net gain of approximately $1.9 million, offset by $0.5 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $1.6 million will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three and nine months ended March 31, 2022 we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of March 31, 2022, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $5.4 million (CHF 5.0 million).

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

Russia-Ukraine War

In February 2022, armed conflict escalated between Russia and Ukraine. Management is monitoring the conflict in Ukraine and any broader economic effects from the crisis. Although Russia and Ukraine did not account for any of our net sales in FY 2021, recently imposed economic sanctions and export control measures by the U.S. and European Union against Russia have resulted in increased volatility in the availability and prices of raw materials that are produced in that region. There are further concerns regarding continued supply chain disruptions, consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, and other unforeseen business disruptions due to the current global geopolitical tensions, including relating to Ukraine. Additionally, escalation by Russia beyond Ukraine could adversely affect our European operations. We will continue to evaluate impacts of the conflict on our customers, suppliers, employees, and operations.

M. Subsequent Event

On April 22, 2022, we purchased two forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The two contracts expire quarterly beginning May 2023 and ending August 2023. The forward contracts have a notional amount of EUR 6.0 million and a weighted average forward rate of 1.11.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2022. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2021 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the first nine months of fiscal 2022, our net sales were 12% lower than in the first nine months of fiscal 2021. Private-label contract manufacturing sales decreased 16% primarily due to lower sales to our largest customer. Sales to this customer decreased 44% as compared to the same period in the prior year with a majority of the decrease associated with an inventory reduction program mostly related to their European business. The decrease in sales to our largest customer was partially offset by increased sales to other existing customers and a new customer. Sales to our new customer are expected to increase during the fourth quarter of fiscal 2022 as compared to the quarter ended March 31, 2022, and the corresponding prior year fourth quarter. Revenue concentration risk for our largest private-label contract manufacturing customer as a percentage of our total net sales decreased from 54% for the first nine months of fiscal 2021 to 34% for the first nine months of fiscal 2022. We expect our annualized fiscal year 2022 revenue concentration for this customer to comparable to the first nine months of fiscal 2022.

During the first nine months of fiscal 2022, patent and trademark licensing revenue increased 42% to $13.5 million, compared to revenue of $9.6 million for the first nine months of fiscal 2021. The increase in patent and trademark licensing revenue during the first nine months of fiscal 2022 was primarily due to sales to new customers, higher average sales prices, and increased shipments to existing customers related in part to athletic activities and gyms reopening in accordance with easing COVID-19 restrictions across the USA as compared to significant restrictions in athletic activities primarily during the first nine months of fiscal 2021.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our recent efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred litigation and patent compliance expenses of approximately $0.3 million during the first nine months of fiscal 2022 as compared to $1.0 million during the comparable period in fiscal 2021. The decrease in these legal expenses on a year over year basis was primarily due to the successful resolution of several cases that were settled. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2022, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

Based on our current sales order volumes and forecasts we have received from our customers, and despite the continued challenges with supply chain and staffing shortages, including challenges from COVID-19 employee absences, we now anticipate our consolidated net sales during the fourth quarter of fiscal 2022 will increase between 18.0% to 21.0% as compared to the fourth quarter of fiscal 2021. We also anticipate operating income as a percent of net sales will increase to between 9.0% and 12.0% for our fourth quarter ending June 30, 2022. The improvement in net sales and operating profitability is expected to be generated from continued growth from one of our newest customers, improved sales demand from our largest customer, improved sales mix and improved staffing levels which will increase our production capacities. There can be no assurance our expectations will result in the currently anticipated increase in net sales and operating income.

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

●	Limitation on the availability of qualified individuals to adequately staff our manufacturing facilities;
●	Limitations on the ability of our suppliers to manufacture and meet timelines associated with capital improvement projects;
●	Limitations on the ability of our customers to conduct their business and purchase our products and services; and
●	Limitations on the ability of our customers to pay us on a timely basis.

We will continue to actively monitor the situation and may take further actions to alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe we will be able to remain operational and our working capital will be sufficient for us to remain operational even as the longer-term consequences of this pandemic become known.

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

Results of Operations

The results of our operations for the three and nine months ended March 31 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2022	2021	% Change	2022	2021	% Change
Private label contract manufacturing	$37,623	$42,196	(11)%	$104,894	$124,569	(16)%
Patent and trademark licensing	4,750	4,124	15%	13,546	9,560	42%
Total net sales	42,373	46,320	(9)%	118,440	134,129	(12)%
Cost of goods sold	34,980	39,484	(11)%	96,220	111,614	(14)%
Gross profit	7,393	6,836	8%	22,220	22,515	(1)%
Gross profit %	17.4%	14.8%		18.8%	16.8%

Selling, general and administrative expenses	4,119	4,136	(0)%	12,317	12,338	(0)%
% of net sales	9.7%	8.9%		10.4%	9.2%

Income from operations	3,274	2,700	21%	9,903	10,177	(3)%
% of net sales	7.7%	5.8%		8.4%	7.6%

Other expense	(88)	(326)	(73)%	(123)	(1,453)	(92)%
Income before income taxes	3,186	2,374	34%	9,780	8,724	12%
% of net sales	7.5%	5.1%		8.3%	6.5%

Provision for income taxes	682	458	49%	2,173	918	137%
Net income	$2,504	$1,916	31%	$7,607	$7,806	(3)%
% of net sales	5.9%	4.1%		6.4%	5.8%

Private-label contract manufacturing net sales decreased 11% during the three months ended March 31, 2022 and 16% during the nine months ended March 31, 2022, when compared to the same periods in the prior year. The decrease in sales during the three months ended March 31, 2022 was primarily due to lower sales to our largest customer partially offset by sales to other existing customers and a new customer. Sales to our largest customer decreased 40% for the three months ended March 31, 2022 as compared to the same period in fiscal 2021 and was driven by an inventory reduction program mostly related to their European business. The decrease in sales during the first nine months of fiscal 2022 was primarily due to decreased sales from our largest customer partially offset by sales to other existing customers and a new customer. Sales to our largest customer decreased 44% for the nine months ended March 31, 2022 as compared to the same period in the prior year with a majority of the decrease associated with their European business.

Net sales from our patent and trademark licensing segment increased 15% during the three months ended March 31, 2022 and 42% during the nine months ended March 31, 2022, when compared to the same periods in the prior year. The increase in patent and trademark licensing revenue during the third quarter and the first nine months of fiscal 2022 was primarily due to increased shipments to existing customers in part related to athletic activities and gyms reopening in accordance with easing COVID-19 restrictions across the USA as compared to significant restrictions in athletic activities primarily impacting the first nine months of fiscal 2021. The increase in the nine months ended March 31, 2022 also included sales to new customers and higher average sales prices.

The change in gross profit margin for the three and nine months ended March 31, 2022, was as follows:

	Three Months	Nine Months
	Ended	Ended

Contract manufacturing(1)	1.7%	(0.9)%
Patent and trademark licensing(2)	0.9	2.9
Total change in gross profit margin	2.6%	2.0%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 1.7 percentage points during the three months ended March 31, 2022 and decreased 0.9 percentage points during the nine months ended March 31, 2022, when compared to the comparable prior year periods. The increase in gross profit as a percentage of sales for private-label contract manufacturing during the third quarter of fiscal 2022 is primarily due to favorable sales mix partially offset by a slight increase in per unit manufacturing costs. The decrease in gross profit as a percentage of sales for the first nine months of fiscal 2022 is primarily due to an increase in per unit manufacturing costs partially offset by favorable sales mix.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 0.9 percentage points during the three months ended March 31, 2022 and 2.9 percentage points during the nine months ended March 31, 2022, when compared to the comparable prior year periods. The increase in margin contribution during the three and nine month periods ending March 31, 2022 was primarily due to increased patent and trademark licensing net sales as a percentage of total consolidated net sales. The first nine months of fiscal 2022 also included a change in estimate regarding certain volume rebate programs.

Selling, general and administrative expenses were flat during the three and nine months ended March 31, 2022 as compared to the comparable prior year periods.

Other expense, net, decreased $0.2 million during the three months ended March 31, 2022, and decreased $1.3 million during the nine months ended March 31, 2022, when compared to the comparable periods during the prior year. The decreases were primarily due to the favorable fiscal 2022 foreign exchange revaluation activity associated with our balance sheet and the fluctuations in unhedged foreign currency rates when compared to the same activity in fiscal 2021.

Our income tax expense increased $0.2 million during the three months ended March 31, 2022 and increased $1.3 million during the nine months ended March 31, 2022, when compared to the same periods in fiscal 2021. The increase in income tax expense during the third quarter of fiscal 2022 was primarily related to an increase in pre-tax income as compared to the same period in the prior year. The increase during the first nine months of fiscal 2022 was primarily related to a discrete tax benefit of $0.9 million recorded during the nine months ended March 31, 2021 without a corresponding discrete item in the nine months ended March 31, 2022 and an increase in taxes associated with higher pre-tax income and a marginally higher effective tax rate excluding the discrete item.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used by operating activities was $3.1 million for the nine months ended March 31, 2022 compared to net cash provided by operating activities of $16.0 million in the comparable period in the prior fiscal year.

At March 31, 2022, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, provided $1.3 million in cash compared to providing $0.2 million of cash during the comparable nine month period in the prior year. The increase in cash provided by accounts receivable during the nine months ended March 31, 2022 primarily resulted from the timing of sales and related collections. Days sales outstanding was 40 days during the nine months ended March 31, 2022 as compared to 35 days for the prior year period.

Changes in inventory used $9.8 million in cash during the nine months ended March 31, 2022 compared to using $1.1 million in the comparable prior year period. The change in cash related to inventory during the nine months ended March 31, 2022 was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to same period in the prior year. Changes in accounts payable and accrued liabilities provided $4.4 million in cash during the nine months ended March 31, 2022 compared to providing $4.1 million during the nine months ended March 31, 2021. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the nine months ended March 31, 2022 was $21.4 million compared to $4.2 million in the comparable prior year period. The primary reason for the change was due to the purchase of a new manufacturing and warehouse facility in Carlsbad, CA during the first quarter of fiscal 2022.

Cash provided by financing activities for the nine months ended March 31, 2022, was $4.8 million, compared to $14.1 million used in the comparable prior year period. The difference is primarily due to borrowings related to the purchase of our new manufacturing and warehouse facility in Carlsbad, CA, offset by the difference in treasury stock repurchase activity.

At March 31, 2022 we had $9.9 million due in connection with a term loan related to our recently acquired manufacturing and warehouse facility and we also had a $20.0 million working capital line of credit available to us under which we had no borrowings outstanding. During the nine months ending March 31, 2022, we were in compliance with all of the financial and other covenants required under the Credit Agreement. Refer to Item 1, Note F., "Debt," in this Quarterly Report, for terms of our Credit Agreement.

As of March 31, 2022, we had $18.6 million in cash and cash equivalents. We believe our available cash, cash equivalents, credit facility and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures, and minimum debt and interest payments through the next 12 months. Our capital requirements for fiscal 2022 include amounts that will be required to complete our planned retrofit of the facility we purchased in August 2021 that is planned to become a powder blending, packaging, and storage facility.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of March 31, 2022.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 12, 2022, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three and nine month periods ended March 31, 2022 and March 31, 2021.

Repurchases

During the three months ended March 31, 2022 we repurchased 179,810 shares of our common stock at a total cost of $2.3 million (including commissions and transaction fees) as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of March 31, 2022) (in thousands)
January 1, 2022 to January 31, 2022	106,058	$13.29	106,058	—
February 1, 2022 to February 28, 2022	43,456	$11.95	43,456	—
March 1, 2022 to March 31, 2022	30,296	$11.24	30,296	—
Total	179,810		179,810	$1,402

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

Date: May 13, 2022

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)