Form 10-K
period 2022-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2022-09-21
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2021) was approximately $63,775,000 (based on the closing sale price of $12.65 reported by Nasdaq on December 31, 2021).

As of September 21, 2022, 6,090,205 shares of NAI’s common stock were outstanding, net of 3,101,201 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement, to be filed on or before October 28, 2022, for its Annual Meeting of Stockholders to be held December 2, 2022.

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

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	Our ability to attract and retain sufficient labor to successfully execute our business strategies and achieve our goals and objectives;
•	inventory levels, including the adequacy of quality raw material and other inventory levels to meet future customer demand, in particular assumptions regarding the impact of the COVID-19 pandemic;
•	our ability to price our products to achieve profit margin targes, especially in the current volatile raw material and labor environment;
•	our ability to protect our intellectual property;
•	future economic and political conditions, including implementation of new or increased tariffs;
•	our ability to improve operating efficiencies, manage costs and business risks, and improve or maintain profitability;
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

As our primary business activity, we provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also own a patent estate related to the raw material ingredient known as beta-alanine, which is primarily commercialized through the direct sale of this raw material and supply agreements with third parties for the distribution and use of this raw material under our CarnoSyn® and SR CarnoSyn® trademarks. We also sell a branded version of our SR CarnoSyn® tablet product under a brand we created called SustainedRx® with a product named Perfect Synergy®. This product is currently exclusively offered through Amazon and is marketed as a Health & Wellness product.

History

Originally founded in 1980, Natural Alternatives International, Inc. (NAI) reorganized as a Delaware corporation in 1989. Our principal executive offices are located at 1535 Faraday Ave, Carlsbad, CA 92008. Our primary U.S. manufacturing facility is located approximately three miles away in Vista, California. We also purchased a new manufacturing and warehousing facility on August 20, 2021 located approximately one mile away from our executive offices in Carlsbad, CA. We expect this new facility will be operational sometime in mid-fiscal 2023.

In January 1999, we formed our wholly owned subsidiary Natural Alternatives International Europe S.A. (NAIE), a Swiss corporation based in Manno, Switzerland. In September 1999, NAIE opened its manufacturing facility in Manno, Switzerland, which has grown over the ensuing years and currently possesses manufacturing capabilities in encapsulation, powders, tablets, finished goods packaging, quality control, laboratory testing, warehousing, distribution and administration.

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

Overview of our Facilities and Operations

Our U.S.-based operations are located in Vista and Carlsbad, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory, and other research and development services. Our Vista manufacturing facilities are certified by the Therapeutic Goods Administration (TGA) of Australia after its audit of our GMP’s. TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen to thirty six months. During August 2022, TGA completed an inspection of our Vista, CA facility and quality systems for compliance with GMP, and a renewed GMP clearance is expected in the coming months.

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

During March 2015, our Vista California facility became certified as an Organic Processor and Handler by Natural Food Certifiers (NFC). This certification demonstrates our facility meets the USDA National Organic Program standards and allows our contract manufacturing and packaging services to include products labeled as Organic. The certification requires annual renewal and was last renewed in February 2022. We are registered with the State of California, Department of Public Health Food and Drug Branch as an organic processor. Additionally, we are certified by various Rabbinical and Halal authorities to produce Kosher and Halal certified products. These certifications guarantee the manufacturing facility and processes for, and the ingredients of, certified products have been reviewed and found to be in compliance with the strict dietary laws of the respective Jewish and Muslim communities.

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

On August 20, 2021, NAI acquired a new manufacturing and warehouse facility in Carlsbad, California that is scheduled to be retrofitted to become a dedicated high volume powder blending and packaging facility while also providing additional raw material storage capacity. The building improvements to allow for these capabilities are expected to be completed in mid-fiscal year 2023 and all such construction is expected to be in compliance with GMP requirements. We are currently evaluating which of the above referenced additional certifications will be necessary for this new facility and will be dependent on types of products and customers we will service out of this facility.

NAIE operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license from the Swissmedic Authority of Bern, Switzerland to process pharmaceuticals for packaging, import, export and sale within Switzerland and other countries. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying that NAIE’s expanded facilities conform to their GMPs. In January 2013, following the additional upgrade of NAIE’s manufacturing facilities to include the manufacture of pharmaceuticals, NAIE obtained an additional pharmaceutical approval from the Swissmedic Authority certifying that NAIE’s upgraded facilities conform to GMP. We believe these licenses and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and improve our ability to develop relationships with new customers. NAIE's last Swissmedic inspection was conducted in August 2020 and the renewed certification was issued in September 2020.

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

•

expand the commercialization of our beta-alanine patent estate through raw material sales, developing a new sales distribution channel under the Wellness and Healthy Aging category for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, exploiting new contract manufacturing opportunities, introduction of private-label branded products, and license and royalty agreements while protecting our proprietary rights;

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

While today’s consumer may have access to a variety of information, we believe many consumers remain uneducated about nutrition and nutritional supplementation, uncertain about the relevance or reliability of the information available to them, or confused about conflicting claims or information. We believe this state of the market creates a significant opportunity for the direct sales marketing channel. The direct sales marketing channel has proved, and we believe will continue to prove, to be a highly effective method for marketing high-quality nutritional supplements because it allows associates or other individuals to educate consumers on the benefits of science-based nutritional supplements. Some of our largest customers operate in the direct sales marketing channel. Thus, the majority of our business has relied primarily on the effectiveness of our customers in this marketing channel.

We also believe there is significant opportunity with the commercialization of our patent estate through the introduction of CarnoSyn® and SR CarnoSyn® beta-alanine into additional markets and with the introduction of new beta-alanine product offerings. Currently, a majority of our sales of CarnoSyn® are to companies that operate in the sports nutrition channel and are focused on products containing the instant release form of beta-alanine. We believe there are several other markets and distribution channels that represent growth opportunities for the distribution of CarnoSyn® and SR CarnoSyn® beta-alanine. We believe SR CarnoSyn® is a superior delivery system of CarnoSyn® beta-alanine based on its sustained release profile that allows for increased daily dosing and improved muscle retention of carnosine. We believe SR CarnoSyn® beta-alanine is a vital component in the further commercialization of our patent estate outside of the sports nutrition channel. As part of this commercialization effort we launched an SR CarnoSyn® tablet product called Perfect Synergy® under a brand we created called SustainedRx®. This product is currently exclusively offered through Amazon and is marketed as a Health & Wellness product. We are currently developing an update to our SustainedRx® website (www.sustainedrx.com) and plan on selling our Perfect Synergy® product directly to consumers through this website by the second quarter of fiscal 2023. In addition, we are actively working on the development of an SR CaronSyn® powder that we believe will provide more opportunities in the marketplace. Our patents related to instant release beta-alanine extend through 2026 and our patents for SR CarnoSyn® extend through 2036.

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

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2022		2021
	$	%	$	%
Private-label Contract Manufacturing	$154,798	91	$164,310	92
Patent and Trademark Licensing	16,168	9	14,210	8
Total Net Sales	$170,966	100	$178,520	100

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

Our research and development expenses for the fiscal year ended June 30, 2022 were $2.5 million, compared to $1.9 million for the fiscal year ended June 30, 2021.

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

Like many companies and industries, we experienced challenges within our supply chain as a result of the affects of the COVID-19 pandemic. In particular, we encountered difficulties related to the supply of raw materials and packaging components. These challenges were driven by, but were not limited to, increased demand for certain ingredients with a limited supply, our supplier’s inability to meet demand due to capacity constraints, and increased lead times associated with constrained transportation availability. While we have been able to manage these circumstances since the beginning of the pandemic by working closely with our customers and suppliers, there continues to be significant pricing pressures and supply chain challenges associated with various raw materials and packaging components. Additionally, there still remains uncertainty related to existing and potentially increased tariffs. Throughout fiscal 2023, we expect upward pricing pressures for raw materials, packaging components, and other costs will continue as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, and the potential levy of tariffs on goods we import from overseas, including beta-alanine.

Customers

We have three private-label contract manufacturing customers that each individually represent more than 10% of our consolidated net sales. The loss of any of these customers could result in a significant negative impact to our financial position and results of operations. We continue to focus on obtaining new private-label contract manufacturing customers to reduce the risks associated with deriving a significant portion of our sales from a limited number of customers.

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

Intellectual Property

Trademarks. We have developed and use trademarks in our business, particularly relating to corporate, brand and product names. We own 45 trademark registrations; including 11 registrations in the U.S. Six of these U.S. registrations are incontestable. Federal registration of a trademark in the United States affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent subsequent users from using the same or similar mark. However, to the extent any other business operator has acquired trademark rights in a mark by its consistent use of such mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration can be subject to that user’s prior established non-statutory (“Common Law”) rights in that geographic area. In addition, rights in a registered mark are dependent upon the continued use of the mark in connection with the goods and/or services set forth in the registration.

We have 34 foreign trademark registrations covering 41 countries including registrations for CarnoSyn and SR CarnoSyn in Australia, Brazil, Canada, China, Cuba, the European Union Intellectual Property Office, Hong Kong, Israel, Japan, Mexico, New Zealand, Poland, and South Korea. Registrations have also been obtained for CarnoSyn® and the SR CarnoSyn® logos in Switzerland. We currently have two U.S. trademark applications pending and three international applications pending. We also claim common law ownership and protection of certain unregistered trademarks and service marks based upon our continued use of the marks under common law. In some countries, such as the United States, Common Law offers protection of a mark within the particular geographic area in which it is continually and deliberately used.

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

Patents and Patent Licenses. We currently own eleven U.S. patents and 9 corresponding non-U.S. patents registered in countries throughout North America, Europe and Asia. We also have pending applications in several countries. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI and we make certain ongoing royalty payments to the prior owners of the patents. The royalty payments and licenses are expected to continue until the expiration of the patents. We also sell beta-alanine, and license our patent and trademark rights related to beta-alanine. Some of our patents extend as far as through 2036.

Licensing, royalties, raw material sales, and revenues we have received associated with the sale and licensing of beta-alanine under the CarnoSyn® and SR CarnoSyn® trade names were primarily related to the direct sale of the raw material beta-alanine and totaled $16.2 million in fiscal 2022. We incurred intellectual property litigation and patent compliance expenses of approximately $0.2 million during fiscal 2022 primarily in connection with our efforts to procure and protect our proprietary rights and patent estate. We expect to continue to incur these types of litigation and compliance expenses during fiscal 2023.

Employees

As of June 30, 2022, we employed 294 full-time employees in the U.S., three of whom held executive management positions. Of the remaining full-time employees, 50 were employed in research, laboratory and quality control, 16 in sales and marketing, and 225 in manufacturing and administration. From time to time we use temporary personnel to help us meet shorter-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2022, we had six temporary personnel.

As of June 30, 2022, NAIE employed an additional 95 full-time employees and 7 temporary employees. Most of these positions were in the areas of manufacturing and manufacturing support.

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

Risks related to global economic instability, including global supply chain issues, inflation and fuel and energy costs may affect the Company's business.

In February 2022, armed conflict escalated between Russia and Ukraine. Management is monitoring the conflict in Ukraine and any broader economic effects from the crisis. Although Russia and Ukraine did not account for any of our net sales in FY 2022, recently imposed economic sanctions and export control measures by the U.S. and European Union against Russia have resulted in increased volatility in the availability and prices of raw materials that are produced in that region. There are further concerns regarding continued supply chain disruptions, consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, increased energy costs, and other unforeseen business disruptions due to the current global geopolitical tensions, including relating to Ukraine. Additionally, escalation by Russia beyond Ukraine could adversely affect our European operations. We will continue to evaluate impacts of the conflict on our customers, suppliers, employees, and operations.

This conflict has created market uncertainty and volatility recently and this global economic uncertainty has negatively affected many industries, including the dietary supplement industry. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions including but not limited to global supply chain issues, inflation, fuel and energy costs, business conditions, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth. Future economic shocks may be precipitated by a number of causes, including a continued rise in the price of oil and other commodities, the volatility of raw material prices, geopolitical instability, terrorism, pandemics, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact our ability to obtain equity or debt financing in the future on terms favorable to us or at all. In such an event, our operations and financial condition could be adversely impacted.

Prices and availability of commodities consumed or used in connection with raw materials we purchase or the operation of our manufacturing facilities, such as natural gas, diesel, oil and electricity, also fluctuate, and these fluctuations affect the costs of operations. These fluctuations can be unpredictable, can occur over short periods of time and may have a material adverse impact on our operating costs or the timing and costs of various projects.

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

We manufacture the majority of our products at our manufacturing facilities in California and Switzerland. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Our manufacturing operations, including those of our suppliers, are subject to power failures, blackouts, border shutdowns, telecommunications failures, computer viruses, cybersecurity vulnerabilities, human error, breakdown, failure or substandard performance of our facilities, our equipment, the improper installation or operation of equipment, terrorism, pandemics (including COVID-19), natural or other disasters, intentional acts of violence, and the need to comply with the requirements or directives of governmental agencies, including but not limited to the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slowdowns or delays in our operations. While we have implemented and regularly evaluate various emergency, contingency and disaster recovery plans and we maintain business interruption insurance, there can be no assurance the occurrence of these or any other operational problems at our facilities in California or Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance our contingency plans will prove to be adequate or successful if needed or our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations. We recently acquired a warehouse and distribution facility in Carlsbad, California, and are currently converting it into a dedicated high volume powder blending and packaging facility while also providing additional raw material storage capacity. There can be no assurance our conversion plans will be completed timely or at the cost we estimate, or that we will obtain sufficient business from our clients to effectively utilize the facility and our investment therein.

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

Our future growth may depend, in part, on our ability and the ability of our private-label contract manufacturing customers, to expand into additional markets outside the U.S. or to improve sales in markets outside the U.S. There can be no assurance we or such customers will be able to expand in existing markets outside the U.S. or enter new markets on a timely basis, or that new markets outside the U.S. will be profitable. There are significant regulatory and legal barriers in markets outside the U.S. that must be overcome to enter and operate in such markets. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We may also experience difficulties adapting to new cultures, business customs and legal systems. Our sales and operations outside the U.S. are subject to political, economic and social uncertainties including, among others:

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

We buy our raw materials from a limited number of suppliers. During fiscal 2022 and fiscal 2021, one of our suppliers represented more than 10% of our total raw material purchases. Additionally, we currently purchase all of our beta-alanine for our CarnoSyn® and SR CarnoSyn® business from a single manufacturer located in Japan. Any disruption in their ability to source materials for or produce the amounts of beta-alanine needed to meet our requirements could have an adverse effect on our business.

The loss of any of our other major suppliers or of any supplier who provides us materials that are hard to obtain elsewhere at the same quality could adversely affect our business operations. Although we believe we could establish alternate sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in shortages of products we manufacture from such raw materials, with a resulting loss of sales and customers. In certain situations, we may be required to alter our products or with our customer’s consent to substitute different materials from alternative sources.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. We have experienced increases in various raw material costs, transportation costs and the cost of petroleum-based raw materials and packaging supplies used in our business. Increasing pricing pressures on raw materials and other products have continued throughout fiscal 2022 as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, and the impact of COVID-19. We expect these upward pressures to continue through fiscal 2023. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects such cost increases could have on our results of operations or financial condition.

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

In addition, our efforts to maintain or increase sales of CarnoSyn® and SR CarnoSyn® are substantially dependent on the availability of the raw material beta-alanine and sales of beta-alanine or products incorporating beta-alanine. The availability of beta-alanine, and thus sales of such raw material and products using such material, could be negatively impacted by any shortages, interruptions and similar events described above, which could in turn adversely affect the amount of revenue and profit margin we earn from the sale of beta-alanine.

Risks Related to Customer Concentration

Because we derive a significant portion of our revenues from a limited number of customers, our revenues would be adversely affected by the loss of a major customer or a significant change in their business, personnel or the timing or amount of their sales to their customers and their orders from us.

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2022, sales to our three largest customers were approximately 72% of our consolidated net sales. We cannot predict with any certainty if sales to these customers will increase or decrease in the future.

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

Our business strategy depends in large part on our ability to develop new product sales from both current and new customer relationships. These activities often require a significant up-front investment including, among others, customized formulations, compliance with different regulatory schemes, product registrations, package design, product testing, pilot production runs, and the build-up of initial inventory. We may experience significant delays from the time we increase our operating expenses and make investments in inventory (and incur additional related carrying costs) until the time we generate net sales from new products or customers, and it is possible after incurring such expenditures we may not generate material revenue from new products or customers. If we incur significant expenses and investments in inventory that we are not able to recover, and we are not able to compensate for those expenses, our operating results would be adversely affected.

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

We own multiple patents and trademarks related to the use of beta-alanine in food and nutritional supplements. A majority of our revenue and income from this segment is currently derived from activity related to licensing our patents and other intellectual property associated with instant release beta-alanine, sold under our trade name CarnoSyn®. We have five patents for this version of CarnoSyn®, of which the latest expires in 2026. Our patent and trademark licensing revenue increased from $14.2 million in fiscal 2021 to $16.2 million in fiscal 2022 in part due to recovery of the sports nutrition industry after the reopening of gyms and athletic facilities and activities in accordance with easing COVID-19 guidelines for such activities. There is no assurance we will be successful maintaining our historical CarnoSyn® instant release beta-alanine sales levels or growing future sales volumes with our remaining CarnoSyn® instant release patent estate. If we are not successful it could have a material adverse effect on our business, results of operations, and financial condition.

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

The manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the U.S. and in other countries. For example, we are required to comply with certain GMP’s and incur costs associated with the audit and certification of our facilities. Failure to comply with governmental regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by a governmental agency could materially adversely affect our ability to successfully market our products and services. In addition, if such governmental agency has reason to believe the law is being violated (for example, if it believes we do not possess adequate substantiation for product claims), it can initiate an enforcement action. Governmental agency enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by a governmental agency could materially adversely affect our ability and our customers’ ability to successfully market and continue selling the products involved.

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

As a result of the COVID-19 pandemic, our operations have been subject to additional laws and regulations imposed by federal, state, and local governments primarily related to the ability of our employees to come to work and the safety measures that need to be in place in order for our facilities to remain operational. While we already had robust quality standards and procedures, we have had to constantly monitor these new regulations and implement additional procedures where necessary, including at times temperature checks, additional cleaning procedures, allowing administrative personnel to work remotely, etc. New or expanded regulations including any inability to continue qualifying as an essential business in the event of future government imposed lockdowns could adversely affect our results of operations.

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

The United States has implemented increased tariffs on a wide range of goods and materials imported from China and other governments, in addition to tariffs previously imposed. These goods may include products, applications, and ingredients we or our customers require for their products, including beta-alanine. Our ability to maintain or increase CarnoSyn® sales and licensing revenue depends on the availability of the raw material beta-alanine. China and other governments have responded to the implementation of tariffs by the United States by imposing their own tariffs on certain American products. Continuing or increased tariffs could have a material adverse effect on our customer’s businesses, the availability of beta-alanine, and the cost of other raw materials we use in our customer’s products. While it is difficult to predict whether or how existing and additional potential tariffs will be imposed, or how tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products we or our customers offer for sale, or ingredients we use in the products we manufacture could adversely impact our offerings and our customers, and could have an adverse impact on the availability of raw materials we purchase including beta-alanine from Japan.

Such results could adversely impact our ability to license our patents and trademarks, our ability to sell beta-alanine, and our customers’ ability to compete in the marketplace, resulting in reduced demand for our products, and products we manufacture for our customers. Additional tariffs imposed by any government on beta-alanine could have an adverse impact on the price we have to pay for beta-alanine and the availability of beta-alanine. Any of these events could have a material adverse effect on our business and results of operations.

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

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents, and similar intellectual property. We may continue to incur significant patent and trademark litigation costs associated with creating and defending our intellectual property. During fiscal 2022, we incurred approximately $0.2 million in patent litigation and prosecution expense and expect these expenses to be between $0.1 million and $0.3 million during fiscal 2023. There is no assurance we will be able to create new intellectual property, protect our existing intellectual property adequately or that our intellectual property rights will be upheld. If as we have been in the past, we are again subject to legal proceedings seeking to invalidate our patent rights, such proceedings or the success of the efforts thereby could have a material adverse impact upon our financial condition and results of operations. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if ultimately determined in our favor, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. If infringement claims are asserted against us, we may seek to obtain a license to use the claiming third party’s intellectual property rights. There can be no assurance such a license would be available at all or available on terms acceptable or favorable to us.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 20% of our outstanding shares of common stock as of June 30, 2022. Approximately 16% of the outstanding shares of common stock are beneficially owned by Mark LeDoux, and his family and affiliates. Mr. LeDoux is our Chief Executive Officer and Chairman of the Board. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

Our net sales decreased during fiscal 2022 as compared to fiscal 2021, and there can be no assurance our net sales will improve in the near term, or we will earn a profit in any given year. We experienced a net profit in fiscal 2022 but may incur losses in the future. Our operating results may fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We anticipate generating positive net income in fiscal 2023, although there is no assurance we will be able to do so. Fluctuations in our operating results may adversely affect the share price of our common stock.

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

ITEM 2. PROPERTIES

This table summarizes our facilities as of June 30, 2022. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

Location	Nature of Use	Square Feet	How Held	Lease Expiration Date
Vista, CA USA(1),(2)	Manufacturing, warehousing, packaging and distribution	162,000	Leased	March 2024
Manno, Switzerland(3)	Manufacturing, warehousing, packaging and distribution	95,990	Leased	December 2032
Manno, Switzerland(4)	Warehousing	30,892	Leased	December 2023
Carlsbad, CA USA(5)	Corporate headquarters	20,981	Owned	N/A
Carlsbad, CA USA(6)	Powder filling, packaging, distribution and storage	54,154	Owned	N/A

(1)	This facility is used by NAI for its private-label contract manufacturing segment.

(2)	At this facility we use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions.

(3)

This facility is used by NAIE in connection with our private-label contract manufacturing segment. In May 2022, NAIE executed an extension to the lease covering this facility that is effective January 1, 2023 and extends the lease through December 31, 2032.

(4)	This facility is used by NAIE for additional warehouse storage.

(5)	We purchased the Carlsbad facility in March 2016.

(6)

We purchased this facility in August 2021, and are presently converting it into a dedicated high volume powder blending and packaging facility with additional raw material storage capacity. We expect this facility to be operational by mid-fiscal 2023.

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

As of September 21, 2022, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business.

There is no assurance NAI will prevail in any litigation matters or that litigation expenses will not be greater than anticipated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2022 and 2021:

	Fiscal 2022		Fiscal 2021
	High	Low	High	Low
First Quarter	$19.15	$13.50	$8.23	$6.52
Second Quarter	$14.47	$12.49	$10.99	$7.40
Third Quarter	$13.62	$10.68	$17.66	$10.60
Fourth Quarter	$11.73	$8.91	$18.20	$12.90

Holders

As of September 20, 2022, there were approximately 185 stockholders of record of our common stock. On that same date, the last sales price of our common stock as reported on NASDAQ was $11.56 per share.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend while such facility is in place without a waiver from our lender.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2022, we did not sell any unregistered securities.

Repurchases

During the quarter ended June 30, 2022, we repurchased 37,305 shares of our common stock at a total cost of $0.4 million (including commissions and transaction fees) as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of June 30, 2022) (in thousands)
April 1, 2022 to April 30, 2022	4,359	$11.64	4,359	—
March 1, 2022 to March 31, 2022	15,114	$10.20	15,114	—
June 1, 2022 to June 30, 2022	17,832	$10.56	17,832	—
Total	37,305		37,305	$1,009

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2022:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	$—	472,377
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	—	$—	472,377

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2022 and 2021 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

During fiscal 2022, our consolidated net sales were 4% lower than in fiscal 2021. Private-label contract manufacturing sales decreased 6% primarily due to lower sales to our largest customer. Sales to this customer decreased 40% as compared to the prior year with a majority of the decrease associated with an inventory reduction program mostly related to their European business. The decrease in sales to our largest customer was partially offset by increased sales to other existing customers and a new customer. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales decreased to 32% in fiscal 2022 from 51% in fiscal 2021. We expect this percentage to remain consistent in fiscal 2023.

During fiscal 2022, patent and trademark licensing revenue increased 14% to $16.2 million as compared to $14.2 million for fiscal 2021. The increase in patent and trademark licensing revenue was primarily due to sales to new customers, higher average sales prices, and increased shipments to existing customers related in part to athletic activities and gyms reopening in accordance with easing COVID-19 restrictions across the USA as compared to significant restrictions in athletic activities in the prior year. We believe the increase experienced in fiscal year 2022 included larger than usual orders associated with our customer’s refilling their distribution channels and we anticipate these sales levels will normalize to historical trend in fiscal 2023.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our CarnoSyn® business, we incurred litigation and patent compliance expenses of approximately $0.2 million during fiscal 2022 and $1.2 million during fiscal 2021. The decrease in these legal expenses on a year over year basis was primarily due to the successful resolution of several cases that were settled. We currently expect our litigation and patent compliance expenses to be consistent with the amount incurred in fiscal 2022. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, the availability and the cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During fiscal 2023, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

Based on our current sales order volumes, sales backlog and forecasts we have received from our customers, we anticipate our fiscal 2023 consolidated net sales will increase between 10.0% and 15.0% as compared to fiscal 2022. We also anticipate we will generate operating income between 5.0% and 7.0% of net sales for our fiscal year ending June 30, 2023. While sales are expected to increase during fiscal 2023 when compared to fiscal 2022, we anticipate operating income will be negatively impacted by changes in sales mix and increased operational costs primarily impacted by increased labor and supply chain costs and other inflationary factors. We anticipate current inflation rates will have a negative impact on our fiscal 2023 operations and we are monitoring the drivers and working with suppliers and customers to mitigate the impact on our results. We are actively working to identify additional sales opportunities and we are evaluating various options for minimizing the impact of continuing inflationary pressures. There can be no assurance our expectations will result in the currently anticipated increase in net sales or operating income levels.

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

During fiscal 2023, we plan to continue our focus on:

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

Discussion of Critical Accounting Estimates

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies are disclosed in Note A, Organization and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements.

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

	Fiscal Year Ended
	June 30, 2022		June 30, 2021		Increase (Decrease)
Private-label contract manufacturing	$154,798	91%	$164,310	92%	$(9,512)	(6)%
Patent and trademark licensing	16,168	9%	14,210	8%	1,958	14%
Total net sales	170,966	100%	178,520	100%	(7,554)	(4)%
Cost of goods sold	140,457	82%	148,078	83%	(7,621)	(5)%
Gross profit	30,509	18%	30,442	17%	67	0%
Selling, general & administrative expenses	16,830	10%	16,770	9%	60	0%
Income from operations	13,679	8%	13,672	8%	7	0%
Other (loss), net	(20)	(0)%	(1,547)	(1)%	1,527	(99)%
Income before income taxes	13,659	8%	12,125	7%	1,534	13%
Provision for income taxes	2,947	2%	1,357	1%	1,590	117%
Net income	$10,712	6%	$10,768	6%	$(56)	(1)%

Private-label contract manufacturing sales decreased 6% primarily due to lower sales to our largest customer. Sales to this customer decreased 40% as compared to the prior year with a majority of the decrease associated with an inventory reduction program mostly related to their European business. The decrease in sales to our largest customer was partially offset by increased sales to other existing customers and a new customer. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales decreased to 32% in fiscal 2022 from 51% in fiscal 2021. We expect this percentage to remain consistent in fiscal 2023.

Net sales from our patent and trademark licensing segment increased 14% during fiscal 2022. The increase in patent and trademark licensing revenue was primarily due to sales to new customers, higher average sales prices, and increased shipments to existing customers related in part to athletic activities and gyms reopening in accordance with easing COVID-19 restrictions across the USA as compared to significant restrictions in athletic activities in the prior year. We believe the increase experienced in fiscal year 2022 included larger than usual orders associated with our customer’s refilling their distribution channels and we anticipate these sales levels will normalize to historical trend in fiscal 2023.

The change in gross profit margin for the year ended June 30, 2022, was as follows:

Percentage Change
Contract manufacturing(1)	(0.3)
Patent and trademark licensing(2)	1.1
Total change in gross profit margin	0.8

1

Private-label contract manufacturing gross profit margin contribution decreased 0.3 percentage points in fiscal 2022 as compared to fiscal 2021. The decrease in gross profit as a percentage of sales for private-label contract manufacturing is primarily due to an increase in per unit manufacturing costs partially offset by favorable product and customer sales mix.

2

During fiscal 2022, patent and trademark licensing gross profit margin contribution increased 1.1 percentage points as compared to fiscal 2021. The increase in margin contribution during the year ended June 30, 2022 was primarily due to increased patent and trademark licensing net sales as a percentage of total consolidated net sales, higher average sales prices, and a change in estimate regard certain volume rebate programs.

Selling, general and administrative expenses were flat in fiscal 2022 as compared to fiscal 2021 at $16.8 million.

Other loss, net, decreased $1.5 million during fiscal 2022 as compared to fiscal 2021. The decreases were primarily due to favorable fiscal 2022 foreign exchange revaluation activity associated with our balance sheet and the fluctuations in unhedged foreign currency rates when compared to the same activity in fiscal 2021.

Our income tax expense increased $1.6 million during fiscal 2022 as compared to fiscal 2021. The increase was primarily due to discrete tax benefit items recorded in fiscal 2021, with no corresponding discrete tax benefits recorded in fiscal 2022.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $11.9 million in fiscal 2022 compared to net cash provided by operating activities of $20.8 million in fiscal 2021.

At June 30, 2022, changes in accounts receivable, consisting primarily of amounts due from our private-label contract manufacturing customers and our patent and trademark raw material sales activities, provided $0.6 million in cash compared to using $0.8 million in fiscal 2021. The change in cash used by accounts receivable during fiscal 2022 primarily resulted from timing of sales and the related collections at the end of fiscal 2022 as compared to fiscal 2021. Days sales outstanding increased to 38 days during fiscal 2022 compared to 36 days during fiscal 2021, primarily due to customer sales mix and timing of sales and the related collections.

Inventory used $5.5 million in cash during fiscal 2022 compared to providing $1.0 million in fiscal 2021. The change in cash activity from inventory was primarily related to the difference in amount and timing of sales at the end of fiscal 2022 and anticipated sales for the beginning of fiscal 2023 as compared to the same drivers at the end of fiscal 2021. Changes in accounts payable and accrued liabilities provided $3.1 million in cash during fiscal 2022 compared to providing $1.9 million during fiscal 2021. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in fiscal 2022 was $26.5 million compared to $5.0 million in fiscal 2021. The primary reason for the change was due to the purchase of a new manufacturing and warehouse facility in Carlsbad, CA during the first quarter of fiscal 2022 along with expenditures made related to our on-going efforts to retrofit this facility with powder storage and processing capabilities.

Cash provided by financing activities in fiscal 2022 was $4.3 million, compared to $14.1 million used in fiscal 2021. The activity in fiscal 2022 includes $10.0 million in borrowings used to finance a portion of the purchase of our new manufacturing and warehouse facility in Carlsbad, CA and treasury stock repurchases while fiscal 2021 included treasury stock repurchases and a payment of $10.0 million against our line of credit that was originally withdrawn as a measure to provide our business with liquidity out of an abundance of caution due to the COVID-19 pandemic during fiscal 2020.

At June 30, 2022 we had no outstanding balances due on our line of credit and had $20.0 million available with this loan facility and we owed $9.8 million on a term loan that was borrowed as part of the purchase of our new Carlsbad manufacturing facility in August 2021. At June 30, 2021 we had no outstanding balances due and $20.0 million available in connection with our loan facility.

During fiscal 2022 we were in compliance with all of the financial and other covenants required under our Credit Agreement. Refer to Note F, "Debt," in Item 8 of this report, for terms of such Credit Agreement and additional information.

As of June 30, 2022, we had $21.8 million in cash and cash equivalents. Of these amounts, $17.8 million of cash and cash equivalents were held by NAIE. Overall, we believe our available cash, cash equivalents, potential cash flows from operations, and credit facility will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons, in each case that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2022 we experienced price increases in product raw material and operational costs related to inflationary pressures. We currently believe increasing raw material and product cost pricing pressures will continue throughout fiscal 2023 as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, rising interest rates, higher global fuel and energy costs, and the continued impact of COVID-19. We anticipate current inflation rates will have a negative impact on our fiscal 2023 operations and we are monitoring the drivers and working with suppliers and customers to mitigate the impact on our results.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Natural Alternatives International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer contracts included the following:

●	We evaluated the appropriateness of management’s revenue recognition policies.

●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

●	We selected a sample of revenue transactions and performed the following procedures:

o	Obtained and read source documents for each selection, including master agreements, purchase orders and other documents that evidenced the customer arrangement.

o	Tested management’s identification and treatment of the key contract terms, including performance obligations and variable consideration.

o	Evaluated the appropriateness of management's application of the Company’s accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2014.

San Diego, California

September 21, 2022

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$21,833	$32,133
Accounts receivable – less allowance for doubtful accounts of $3,383 at June 30, 2022 and $3,527 at June 30, 2021	17,422	17,946
Inventories, net	32,475	27,006
Income tax receivable	67	1,095
Forward contracts	3,144	—
Prepaids and other current assets	1,805	2,168
Total current assets	76,746	80,348
Property and equipment, net	44,573	22,271
Operating lease right-of-use assets	21,701	15,877
Deferred tax asset – noncurrent	—	214
Other noncurrent assets, net	2,983	1,571
Total assets	$146,003	$120,281
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,185	$11,893
Accrued liabilities	2,787	2,441
Accrued compensation and employee benefits	3,673	4,584
Customer deposits	140	1,721
Income taxes payable	174	619
Forward contracts	—	814
Mortgage note payable, current portion	302	—
Total current liabilities	23,261	22,072

Long-term liability – operating leases	22,047	16,481
Noncurrent forward contracts	—	4
Long-term pension liability	344	391
Deferred tax liability	1,220	—
Mortgage note payable, net of current portion	9,493	—
Income taxes payable, noncurrent	1,118	1,250
Total liabilities	57,483	40,198
Commitments and contingencies (Notes D, F, H, J and M)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2022 and June 30, 2021, issued and outstanding (net of treasury shares) 6,129,611 at June 30, 2022 and 6,436,568 at June 30, 2021	89	88
Additional paid-in capital	30,423	29,456
Retained earnings	77,661	66,949
Treasury stock, at cost, 3,061,795 shares at June 30, 2022 and 2,567,797 at June 30, 2021	(21,352)	(15,849)
Accumulated other comprehensive income	1,699	(561)
Total stockholders’ equity	88,520	80,083
Total liabilities and stockholders’ equity	$146,003	$120,281

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Operations And Comprehensive Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2022	2021
Net sales	$170,966	$178,520
Cost of goods sold	140,457	148,078
Gross profit	30,509	30,442
Other selling, general and administrative expenses	16,950	16,902
(Recoveries) provision for uncollectible accounts receivable	(120)	(132)
Income from operations	13,679	13,672
Other income (expense):
Interest income	—	1
Interest expense	(83)	(118)
Foreign exchange gain (loss)	118	(1,409)
Other, net	(55)	(21)
Total other expense	(20)	(1,547)
Income before income taxes	13,659	12,125
Provision for income taxes	2,947	1,357
Net income	$10,712	$10,768
Change in minimum pension liability, net of tax	$94	$350
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	2,166	272
Comprehensive income	$12,972	$11,390
Net income per common share:
Basic	$1.75	$1.71
Diluted	$1.74	$1.69
Weighted average common shares outstanding:
Basic	6,117,044	6,290,689
Diluted	6,155,118	6,379,486

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2020	8,856,677	$87	$27,992	$56,181	2,104,305	$(11,702)	$(1,183)	$71,375
Issuance of common stock for restricted stock grants	91,773	1	(1)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,430	—	—	—	—	1,430
Repurchase of common stock	—	—	—	—	433,050	(3,844)	—	(3,844)
Issuance of common stock for stock option exercise	55,915	—	35	—	30,442	(303)	—	(268)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	350	350
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	272	272
Net income	—	—	—	10,768	—	—	—	10,768
Balance, June 30, 2021	9,004,365	$88	$29,456	$66,949	2,567,797	$(15,849)	$(561)	$80,083
Issuance of common stock for restricted stock grants	135,850	1	(1)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	968	—	—	—	—	968
Repurchase of common stock	—	—	—	—	435,080	(5,503)	—	(5,503)
Forfeiture of restricted stock	—	—	—	—	19,832	—	—	—
Share Correction	51,191	—	—	—	39,086	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	94	94
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	2,166	2,166
Net income	—	—	—	10,712	—	—	—	10,712
Balance, June 30, 2022	9,191,406	$89	$30,423	$77,661	3,061,795	$(21,352)	$1,699	$88,520

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30

(in thousands)

	2022	2021
Cash flows from operating activities
Net income	$10,712	$10,768
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for uncollectible accounts receivable	(120)	(132)
Depreciation and amortization	4,165	4,338
Deferred income taxes	751	(214)
Non-cash lease expenses	2,749	3,421
Non-cash compensation	968	1,430
Pension expense	83	163
Gain on disposal of assets, net of impairment	(9)	(47)
Changes in operating assets and liabilities:
Accounts receivable	644	(813)
Inventories	(5,469)	966
Operating lease liabilities	(3,007)	(3,245)
Prepaids and other assets	75	(358)
Accounts payable and accrued liabilities	3,057	1,912
Forward contracts	(2,273)	1,430
Income taxes	451	(737)
Accrued compensation and employee benefits	(911)	1,924
Net cash provided by operating activities	11,866	20,806
Cash flows from investing activities
Purchases of property and equipment	(26,488)	(5,107)
Proceeds from sale of property and equipment	30	68
Net cash used in investing activities	(26,458)	(5,039)
Cash flows from financing activities
Repurchase of common stock	(5,503)	(4,147)
Payments on lines of credit	—	(10,000)
Borrowings on long-term debt	10,000	—
Payments on long-term debt	(205)	—
Issuance of common stock for stock option exercise	—	35
Net cash provided by (used in) financing activities	4,292	(14,112)
Net (decrease) increase in cash and cash equivalents	(10,300)	1,655
Cash and cash equivalents at beginning of year	32,133	30,478
Cash and cash equivalents at end of year	$21,833	$32,133
Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$2,608	$2,960
Interest	$206	$131

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

Recently Adopted Accounting Pronouncements

On December 18, 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new standard eliminates certain exceptions in Accounting Standards Codification ("ASC") 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. This ASU was effective for us beginning in our first quarter of fiscal 2022. This ASU did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates ("IBORs") and, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. We adopted this ASU in fiscal 2022. This ASU did not have a material impact on our consolidated financial statements.

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

Except for cash and cash equivalents, as of June 30, 2022 and June 30, 2021, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third-party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	June 30, 2022	June 30, 2021
Euro Forward Contract– Current Assets	$3,144	$—
Swiss Franc Forward Contract – Current Assets	109	—
Total Derivative Contracts – Current Assets	3,253	—

Interest Swap – Other noncurrent Assets	453	—
Euro Forward Contract– Other noncurrent Assets	561	—
Total Derivative Contracts – Other noncurrent Assets	1,014	—

Euro Forward Contract–Current Liabilities	—	(630)
Swiss Franc Forward Contract – Current Liabilities	—	(184)
Total Derivative Contracts – Current Liabilities	—	(814)

Euro Forward Contract – Noncurrent Liabilities	—	(4)

Fair Value Net Asset (Liability) – all Derivative Contracts	$4,267	$(818)

We also classify any outstanding line of credit and term loan balance as a Level 2 liability, as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of June 30, 2022, and June 30, 2021, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2021 or fiscal 2022.

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

Customer Deposits

For certain customers we have contract terms where the customer pays a certain portion of their orders as prepayment. We treat this as a customer deposit liability and do not record revenue until we ship the product to the customer. As of June 30, 2022 we had $140,000 in customer deposits. As of June 30, 2021 our customer deposit balance was $1.7 million.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2022 we recognized no impairment losses. We recognized $21,000 impairment losses during fiscal 2021.

Derivative Financial Instruments

We may use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted sales denominated in Euros and our long-term lease liability denominated in Swiss Francs. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts. To the extent we use derivative financial instruments that meet the relevant criteria, we account for them as cash flow hedges. Foreign exchange derivative instruments that do not meet the criteria for cash flow hedge accounting are marked-to-market through the Consolidated Statements of Operations and Comprehensive Income. Historically, our cash flow derivative instruments related to our Euro sales have met the criteria for hedge accounting, while our derivative instruments related to our long-term lease liability do not.

We recognize any unrealized gains and losses associated with derivative instruments accounted for as cash flow hedges in income in the period in which the underlying hedged transaction is realized. To the extent the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2022, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar, which is primarily the Euro. As of June 30, 2022, the notional amounts of our foreign exchange contracts were $37.7 million (€31.9 million). These contracts will mature over the next 14 months.

As of June 30, 2022, we held foreign currency contracts not designated as cash flow hedges primarily to protect against changes in valuation of our long-term lease liability. As of June 30, 2022, the notional amounts of our foreign currency contracts not designated as cash flow hedges were $5.2 million (CHF 5.0 million). These contracts will mature in the first quarter of fiscal year 2023.

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

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling one or more performance obligations. We identify purchase orders from customers as contracts. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, including estimates for early payment discounts, volume rebates, and contractual discounts. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period and the impact of any adjustments are recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider both the customer's ability and intent to pay the amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, which is typically 30 days from the invoice date. Invoices are generally issued on the date of transfer of control of the products ordered to the customer.

Revenue is recognized at the point in time that each of our performance obligations is fulfilled, and control of the ordered products is transferred to the customer. This transfer occurs when the product is shipped, or in some cases, when the product is delivered to the customer.

We recognize revenue in certain circumstances before delivery to the customer has occurred (commonly referred to as bill-and-hold transactions). Products sold under bill-and-hold arrangements are recorded as revenue when risk of ownership has been transferred to the customer, but the product has not shipped due to a substantive reason, typically at the customer’s request. The product must be separately identified as belonging to the customer, ready for physical transfer to the customer, and we cannot have the ability to redirect the product to another customer.

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2021	Additions	Revenue Recognized	June 30, 2022
Contract Liabilities (Customer Deposits)	$1,721	$140	$(1,721)	$140

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

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of June 30, 2022, we have maintained a returns reserve of $13,000.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $16.2 million during fiscal 2022 and $14.2 million during fiscal 2021. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $0.7 million during fiscal 2022 and $0.6 million during fiscal 2021.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $2.5 million for fiscal 2022 and $1.9 million for fiscal 2021. These costs were included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $1.1 million during the fiscal year ended June 30, 2022 and $0.8 million during fiscal 2021. These costs were included in selling, general and administrative expenses.

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

On July 23, 2020, the Department of Treasury issued final regulations which provide an exclusion to the global intangible low-taxed income (GILTI) calculation on an elective basis. These regulations were effective September 21, 2020 and could be retroactively applied. Under these new regulations, we are able to exclude the GILTI calculation from our domestic taxable income if the deemed effective tax rate at our foreign subsidiary is greater than 18.9%. We assessed this rate, including the implementation of certain tax strategies, and we determined that our effective rate at NAIE was greater than 18.9% as of the year ended June 30, 2020. We reassessed our estimated taxes for fiscal 2020 and in the year ended June 30, 2021 we recorded a reduction to our fiscal 2020 estimated taxes of $0.4 million as a discrete benefit. As a result of this adjustment, our domestic tax return for fiscal 2020 reflected a net operating loss which, in accordance with the CARES ACT, we carried back to fiscal 2015 and fiscal 2016. Such carryback resulted in a rate differential that resulted in the recognition of a permanent discrete tax benefit of $0.3 million during the year ended June 30, 2021. For NAIE the result of this tax planning during the year ended June 30, 2021 was an additional foreign estimated tax benefit of $0.1 million.

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

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized based on whether future taxable income will be generated during the periods in which those temporary differences become deductible. During the year ended June 30, 2022, there was no change to our valuation allowance.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2022 and June 30, 2021, we did not record any tax liabilities for uncertain tax positions.

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

	For the Years Ended June 30,
	2022	2021
Numerator
Net income	$10,712	$10,768
Denominator
Basic weighted average common shares outstanding	6,117	6,291
Dilutive effect of stock options and restricted stock shares	38	88
Diluted weighted average common shares outstanding	6,155	6,379
Basic net income per common share	$1.75	$1.71
Diluted net income per common share	$1.74	$1.69

During the year ended June 30, 2022, we excluded 93,114 shares of unvested restricted stock and no shares related to stock options, as their impact would have been anti-dilutive. For the year ended June 30, 2021 we excluded shares related to stock options totaling 22,500 and restricted stock totaling 52,108.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is primarily concentrated with our three largest customers, whose receivable balances collectively represented 52.4% of gross accounts receivable at June 30, 2022 and 64.8% at June 30, 2021. As of June 30, 2022, we had a receivable balance of $3.4 million and as of June 30, 2021 we had a receivable balance of $3.5 million from a former contract manufacturing customer. We have recorded a bad debt reserve equal to 100% of this outstanding balance and thus did not reflect it in the percentages listed above.

Additionally, amounts due related to our beta-alanine raw material sales were 5.4% of gross accounts receivable at June 30, 2022 and 8.6% of gross accounts receivable at June 30, 2021. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2022	2021
Raw materials	$28,196	$20,668
Work in progress	1,948	3,760
Finished goods	2,842	3,050
Reserve	(511)	(472)
	$32,475	$27,006

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable Life In Years			2022	2021
Land		NA		$7,645	$1,200
Building and building improvements	7	–	39	17,415	3,757
Machinery and equipment	3	–	12	40,131	35,458
Office equipment and furniture	3	–	5	5,970	5,712
Vehicles		3		211	255
Leasehold improvements	1	–	15	21,626	20,236
Total property and equipment				92,998	66,618
Less: accumulated depreciation and amortization				(48,425)	(44,347)
Property and equipment, net				$44,573	$22,271

Depreciation expense was approximately $4.2 million in fiscal 2022 and $4.3 million in fiscal 2021.

D. Leases

We currently lease our Vista, CA and Lugano, Switzerland product manufacturing and support facilities. At the inception of a contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of June 30, 2022, the weighted average remaining lease term for our operating leases was 6.3 years. The weighted average discount rate for our operating leases was 4.12%. As of June 30, 2021, the weighted average remaining lease term for our operating leases was 6.3 years and the weighted average discount rate was 3.24%. The lease discount rate is determined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. Certain leases contain escalation clauses. Fixed escalation clauses are included in our calculation of right-of-use assets and operating lease liabilities. Escalation clauses based on the CPI (Consumer Price Index) are not included in our calculation of right-of-use assets and operating lease liabilities because they cannot be readily determined.

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

We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset, lease liability, and the short-term lease cost for the years ended June 30, 2022 and 2021 was not material.

Other information related to leases was as follows (in thousands) for the year ended June 30,

Supplemental Cash Flows Information	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3,289	$3,298
Increase in operating lease liabilities and right-of-use assets due to lease remeasurement	8,513	187

E. Other Comprehensive Income

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following at June 30 (dollars in thousands):

	Year Ended June 30, 2022
	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Swap Derivative	Total

Balance as of June 30, 2021	$(538)	$(23)	—	$(561)

OCI/OCL before reclassifications	17	5,370	454	5,841
Amounts reclassified from OCI	113	(3,011)	—	(2,898)

Tax effect of OCI activity	(36)	(541)	(106)	(683)
Net current period OCI/OCL	94	1,818	348	2,260
Balance as of June 30, 2022	$(444)	$1,795	348	$1,699

	Year Ended June 30, 2021
	Defined Benefit Pension Plan	Unrealized (Losses) Gains on Cash Flow Hedges	Total

Balance as of June 30, 2020	$(888)	$(295)	$(1,183)

OCI/OCL before reclassifications	337	(2,817)	(2,480)
Amounts reclassified from OCI	123	3,173	3,296

Tax effect of OCI activity	(110)	(84)	(194)
Net current period OCI/OCL	350	272	622
Balance as of June 30, 2021	$(538)	$(23)	$(561)

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

As of June 30, 2022, we had $171,000 of interest capitalized to building improvements.

As of June 30, 2022, we had $9.8 million outstanding under the Term Note used in the purchase of the warehouse in August 2021. The future debt payments under the Term Note are as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Future Debt Payments	$279	$287	$296	$305	$315	$8,313	$9,795

On June 30, 2022, we were in compliance with all of the financial and other covenants required under the Credit Agreement.

As of June 30, 2022, we had the full $20.0 million available for borrowing under our credit facility with Wells Fargo Bank.

G. Income Taxes

During fiscal 2022, we recorded U.S.-based domestic tax expense of $2.0 million. During fiscal 2021, we recorded U.S.-based domestic tax expense of $0.6 million.

The following is a geographical breakdown of income before income taxes (in thousands):

	2022	2021

United States	$9,152	$7,462
Foreign	4,507	4,663
Total income before income taxes	$13,659	$12,125

The provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2022	2021
Current:
Federal	$1,297	$274
State	(1)	59
Foreign	900	1,238
	2,196	1,571
Deferred:
Federal	501	44
State	250	211
Foreign	—	(469)
	751	(214)
Total provision for income taxes	$2,947	$1,357

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2022	2021
Deferred tax assets:
Inventory capitalization	$373	$259
Inventory reserves	113	143
Pension liability	—	150
Lease liability	2,139	2,477
Net operating loss carry forward	242	94
Accrued compensation	458	568
Stock-based compensation	66	96
Forward contracts	—	8
Tax credit carry forward	43	300
Allowance for bad debt	795	863
Other, net	—	3
Total gross deferred tax assets	4,229	4,961

Deferred tax liabilities:
Withholding taxes	(1,133)	(1,133)
Fixed assets	(1,523)	(997)
Forward contracts	(541)	—
Lease asset	(2,073)	(2,413)
Other, net	(179)	(204)
Deferred tax liabilities	(5,449)	(4,747)
Net deferred tax (liabilities) assets	$(1,220)	$214

At June 30, 2022, we had state tax net operating loss carry forwards of approximately $3.4 million. Under California Assembly Bill 85, effective June 29, 2020, net operating loss deductions were suspended for tax years beginning in 2019, 2020, and 2021 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. California Senate Bill 113, effective February 9, 2022 reinstates net operating loss deductions in tax years beginning in 2022. Our state tax loss carry forwards will begin to expire in fiscal 2029, unless used before their expiration.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2022 and June 30, 2021.

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2015 and forward are subject to examination by the U.S. tax authorities. Our tax years for the fiscal years ended June 30, 2018 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2021 and forward are subject to examination by the Swiss tax authorities.

NAIE’s effective tax rate for the fiscal year ending June 30, 2022 for Swiss federal, cantonal and communal taxes is approximately 20%.

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

A reconciliation of our income tax provision computed by applying the statutory federal income tax rate of 21% for fiscal 2022 and for fiscal 2021 to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2022	2021
Income taxes computed at statutory federal income tax rate	$2,868	$2,546
State income taxes, net of federal income tax expense	174	189
Permanent Differences	85	(6)
Foreign tax rate differential	(47)	(210)
Tax credits	(124)	(60)
FDII export sales incentive	(46)	(137)
Stock based compensation	37	(231)
Global intangible low-taxed income (GILTI)	—	28
GILTI final regulations planning	—	(436)
CARES Act rate differential	—	(326)
Income tax provision as reported	$2,947	$1,357
Effective tax rate	21.6%	11.3%

We expect our U.S. federal statutory rate to be 21% for fiscal years going forward.

H. Employee Benefit Plans

401(k) Plan

We have a profit-sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. Effective January 1, 2022 all employees are eligible to participate in the plan the first of the month following 30 days of employment. Also effective, January 1, 2022, we match 100% of the first 5% of a participant’s compensation contributed to the plan under the 401(k) plan. The total contributions under the plan charged to income from operations totaled $0.5 million for fiscal 2022 and $0.4 million for fiscal 2021.

Additionally, we have a discretionary profit-sharing plan pursuant to Section 401(k) of the Code, whereby we may contribute an additional percentage of compensation. Employees are not required to contribute to the plan to receive the discretionary profit-sharing contribution. The total 401(k) profit sharing contributions under the plan charged to income from operations totaled $0.5 million for fiscal 2022 and zero for fiscal 2021.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to income from operations for these benefits totaled $1.4 million for the fiscal year ended June 30, 2022 and $1.2 million for the fiscal year ended June 30, 2021.

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

During the year ended June 30, 2022, we granted a total of $0.3 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. During the year ended June 30, 2021, we granted a total of $1.5 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. Each deferred cash award provides for three equal cash payments to the applicable Participant to be paid on the one year, two year, and three year anniversaries of the date of the grant of such Awards, (the “Award Date”); provided on the date of each payment (the “Payment Date”), the Participant has been since Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments shall be made in connection with the Award.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2022	2021
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,820	$2,035
Interest cost	39	39
Actuarial loss	(276)	(43)
Benefits paid	(145)	(211)
Benefit obligation at end of year	$1,438	$1,820
Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,429	$1,339
Actual return on plan assets	(190)	294
Employer contributions	—	7
Benefits paid	(145)	(211)
Plan expenses	—	—
Fair value of plan assets at end of year	$1,094	$1,429
Reconciliation of Funded Status:
Difference between benefit obligation and fair value of plan assets	$(344)	$(391)
Unrecognized net actuarial loss in accumulated other comprehensive income	495	626
Net amount recognized	$151	$235

Projected benefit obligation	$1,438	$1,820
Accumulated benefit obligation	$1,438	$1,820
Fair value of plan assets	$1,094	$1,429

The weighted-average discount rate used for determining the projected benefit obligations for the defined benefit pension plan was 4.39% for the year ended June 30, 2022 and 2.74% during the year ended June 30, 2021.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2022	2021
Interest cost	$39	$39
Expected return on plan assets	(69)	(59)
Recognized actuarial loss	63	110
Settlement loss	50	73
Net periodic benefit expense	$83	$163

In the fiscal year ended June 30, 2022, we did not contribute to our defined benefit pension plan. In the fiscal year ended June 30, 2021, we contributed $7,000 to our defined benefit pension plan.

The following is a summary of changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (in thousands):

	2022	2021
Net loss	$(17)	$(277)
Settlement loss	(50)	(73)
Amortization of net loss	(63)	(110)
Plan expenses	—	—
Total recognized in other comprehensive income (loss)	$(130)	$(460)
Total recognized in net periodic benefit cost and other comprehensive loss	$(47)	$(297)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $50,000. We do not have any transition obligations or prior service costs recorded in accumulated other comprehensive income.

The following benefit payments are expected to be paid (in thousands):

2023	$799
2024	—
2025	276
2026	14
2027	110
2028-2032	67
Total benefit payments expected to be paid	$1,266

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2022	2021
Discount rate	4.39%	2.74%
Expected long-term rate of return	6.10%	6.60%
Compensation increase rate	N/A	N/A

Our expected rate of return is determined based on a methodology that considers historical returns of multiple classes analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

	2022	2021	Target Allocation
Equity securities	49%	62%	55%
Debt securities	20%	25%	41%
Commodities	0%	12%	0%
Other	31%	1%	4%
	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2022 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities(1)	$590	$590	$—	$—
Debt securities(2)	$217	$217	$—	$—
Other(3)	$287	$287	$—	$—
Total	$1,094	$1,094	$—	$—

(1)	This category is comprised of publicly traded funds, of which 51% are large-cap funds, 24% are developed market funds, 19% are mid-cap funds, and 6% are small-cap funds.

(2)	This category is comprised of publicly traded funds, of which 42% are U.S. fixed income funds and 58% are corporate and foreign market fixed income funds.

(3)	This category is comprised of commodities and cash alternatives.

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

Treasury Stock repurchases for the year ended June 30, 2022 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	406,817	$12.76	$5,190
Shares acquired from employees for restricted stock vesting	28,263	11.08	313
Total	435,080		$5,503

Treasury Stock repurchases for the year ended June 30, 2021 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	385,822	$8.28	$3,197
Shares acquired in connection with stock option exercises	30,442	9.95	303
Shares acquired from employees for restricted stock vesting	47,228	13.69	647
Total	463,492		$4,147

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

For the year ended June 30, 2022, the Company had no stock options outstanding.

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

Restricted stock activity for the year ended June 30, 2022 was as follows:

	Number of Shares – 2009 Plan	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2021	61,324	$11.47
Granted	—	$—
Vested	(51,326)	$11.52
Forfeited	(8,332)	$10.88
Nonvested at June 30, 2022	1,666	$8.50
Available for grant at June 30, 2022	—

	Number of Shares – 2020 Plan	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2021	87,773	$16.81
Granted	135,850	$10.99
Vested	(25,896)	$16.81
Forfeited	(11,500)	$16.81
Nonvested at June 30, 2022	186,227	$12.56
Available for grant at June 30, 2022	472,377

Restricted stock activity for the year ended June 30, 2021 was as follows:

	Number of Shares – 2009 Plan	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2020	197,650	$11.06
Granted	—	$—
Vested	(136,326)	$10.88
Forfeited	—	$—
Nonvested at June 30, 2021	61,324	$11.47
Available for grant at June 30, 2021	—

	Number of Shares – 2020 Plan	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2020	—	$—
Granted	91,773	$16.81
Vested	(4,000)	$16.81
Forfeited	—	$—
Nonvested at June 30, 2021	87,773	$16.81
Available for grant at June 30, 2021	608,227

Restricted stock grants, granted to members of our Board of Directors and certain key members of our management team, vest over a period of years from the date of grant and the unvested shares cannot be sold or otherwise transferred and the right to receive dividends, if declared by our Board of Directors, is forfeitable until the shares become vested. The total remaining unrecognized compensation cost related to unvested restricted stock shares amounted to $2.1 million at June 30, 2022 and the weighted average remaining requisite service period of unvested restricted stock shares was 2.4 years.

J. Commitments

We lease a total of 162,000 square feet at our manufacturing facility in Vista, California from an unaffiliated third party under a non-cancelable operating lease. On July 31, 2013, we executed a third amendment to the lease for our manufacturing facility in Vista, CA. As a result of this amendment, our facility lease has been extended through March 2024.

NAIE leases facility space in Manno, Switzerland from two unaffiliated third parties. The leased spaces total approximately 125,000 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European and Asian marketplaces. On July 1, 2019, NAIE extended the lease on its main manufacturing facility for an additional five years through June 30, 2024. On May 4, 2022 NAIE further extended the lease on its main manufacturing facility for a new term of ten years effective January 1, 2023 with a new expiration date of December 31, 2032, with an option to extend one year.

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

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2022 (in thousands):

	2023	2024	2025	2026	2027	There- after	Total
Gross minimum rental commitments	$3,187	$2,607	$1,288	$1,288	$1,288	$7,083	$16,741

Rental expense totaled $3.4 million for the fiscal year ended June 30, 2022 and $3.4 million for the fiscal year ended June 30, 2021.

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

	Fiscal 2022	Fiscal 2021
Customer 1	$54,599	$90,820
Customer 2	37,218	(a)
Customer 3	31,552	25,410
	$123,369	$116,230
(a)	Sales were less than 10% of the respective period’s consolidated net sales.

Accounts receivable from these customers totaled $10.7 million at June 30, 2022 and $14.0 million at June 30, 2021.

We buy certain products, including beta-alanine, from a single supplier. The loss of this supplier or other raw material suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Year ended June 30,
	2022		2021
	Raw Material Purchases by Supplier	% of Total Raw Material Purchases	Raw Material Purchases by Supplier	% of Total Raw Material Purchases
Supplier 1	$14,065	17%	$23,033	24%
	$14,065	17%	$23,033	24%

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

During the year ended June 30, 2022 and prior, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. These contracts are expected to be settled through August 2023. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (OCI) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item as well as ensuring the assumptions we made at hedge inception have not materially changed. No hedging relationships were terminated as a result of ineffective hedging for the years ended June 30, 2022 and June 30, 2021.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of June 30, 2022, the notional amounts of our foreign exchange contracts were $37.7 million (€31.9 million). As of June 30, 2022, a net loss of approximately $2.3 million offset by $542,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. As of June 30, 2021, a net loss of approximately $33,000, offset by $8,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $1.9 million of the gross loss as of June 30, 2022, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

During the year ended June 30, 2022, we recognized $5.4 million of net gains in OCI, reclassified $3.0 million of gains and forward point amortization from OCI to Net Sales. During the year ended June 30, 2021, we recognized $2.8 million of net losses in OCI, reclassified $3.2 million of losses and forward point amortization from OCI to Net Sales.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the year ended June 30, 2022 we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of June 30, 2022, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $5.2 million (CHF 5.0 million).

We are exposed to interest rate fluctuations related to our $10.0 million Term Note with Wells Fargo, which carries a variable interest rate of 1.80% above the SOFR rolling 30-day average. To manage our exposure to this variable rate, on August 23, 2021, we entered into a floored interest rate swap that fixes our all-in rate on this loan to 2.4% for the first three years of the term loan. Fluctuations in the relation of our contractual swap rate to current market rates are recorded as an asset or liability with an offset to OCI at the end of each reporting period. Interest expense is adjusted for the difference between the actual SOFR spread and the swap contractual rate such that our effective interest expense for each period is equal to our hedged rate of 2.4%.

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

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2022	2021
Net Sales
Private-label contract manufacturing	$154,798	$164,310
Patent and trademark licensing	16,168	14,210
	$170,966	$178,520

	2022	2021
Income from Operations
Private-label contract manufacturing	$15,667	$17,744
Patent and trademark licensing	6,780	4,442
Income from operations of reportable segments	22,447	22,186
Corporate expenses not allocated to segments	(8,768)	(8,514)
	$13,679	$13,672

	2022	2021
Assets
Private-label contract manufacturing	$115,649	$95,324
Patent and trademark licensing	30,354	24,957
	$146,003	$120,281

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2022	2021
United States	$115,255	$94,702
Markets outside the United States	55,711	83,818
Total net sales	$170,966	$178,520

Products manufactured by NAIE accounted for 84% of consolidated net sales in markets outside the U.S. in fiscal 2022 and 77% in fiscal 2021. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2022 and 2021.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2022	2021
United States	$43,769	$21,109
Europe	22,505	17,039
Total Long-Lived Assets	$66,274	$38,148

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2022	2021
United States	$83,443	$67,307
Europe	62,560	52,974
Total Assets	$146,003	$120,281

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2022	2021
United States	$25,383	$2,336
Europe	1,105	2,771
Total Capital Expenditures	$26,488	$5,107

O. Subsequent Events

On July 21st, 2022, we purchased three forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The three contracts expire quarterly beginning December 2022 and ending September 2023. The forward contracts have a notional amount of €5.9 million and a weighted average forward rate of 1.030.

On August 16th, 2022, we purchased one forward contract to protect against the foreign currency exchange risk inherent in our long-term lease liability denominated in Swiss Francs. The forward contract had a notional amount of CHF 7.5 million and a weighted average forward rate of 0.9477. This contract expired on September 7, 2022. On September 7, 2022, we purchased another forward contract related to our long-term lease liability denominated in Swiss Francs to replace the forward contracts which expired. The forward contract has a notional amount of CHF 12.0 million and a weighted average forward rate of 0.9735.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2022. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive and financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management believes our internal control over financial reporting was effective as of June 30, 2022 based on the criteria issued by COSO.

This assessment does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested to by our independent registered public accounting firm pursuant to applicable law and rules that permit the Company to provide only the management’s report as part of this assessment.

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for under Items 10- 14 of this Part III will be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 2, 2022, to be filed on or before October 28, 2022.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2022 and 2021;

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2022 and 2021;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2022 and 2021;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021; and

•	Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.1	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003
10.2	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.3	2009 Omnibus Incentive Plan*	Attachment D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009
10.4	Nonqualified Incentive Plan*	Exhibit 10.1 to NAI’s Current Report on Form 8-K dated July 16, 2020, filed with the commission on July 22, 2020
10.5	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.6	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.7	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.8	Agreement to License by and between NAI and Compound Solutions, Inc. effective as of April 1, 2014	Exhibit 10.37 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.9	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini effective July 1, 2014 (English translation)	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.10	Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective October 1, 2015*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.11	Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective October 1, 2015*	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.12	Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective October 1, 2015*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the commission on November 12, 2015.
10.13	First amendment to credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of February 1, 2016	Exhibit 10.01 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the commission on February 9, 2016.
10.14	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective September 1, 2016*	NAI’s Current Report on Form 8-K dated September 1, 2016, filed with the commission on September 6, 2016

10.15	Exclusive Manufacturing Agreement by and between NAI and the Juice Plus+ Company dated August 7, 2017	Exhibit 10.45 of NAI’s Current Report on Form 8-K filed with the commission on August 11, 2017
10.16	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2018*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018

10.17	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2018*	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.18	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2018*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.19	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.4 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.20	Lease of Parking Places in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.5 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.21	Lease of Facilities in Manno, Switzerland between NAIE and Sofinol SA dated November 5, 2018	Exhibit 10.6 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.22	Amended and Restated Exclusive Manufacturing Agreement with Juice Plus+ dated March 31, 2019	Exhibit 10.48 of NAI’s Current Report on Form 8-K Form 8-K dated March 31, 2019, filed with the commission on April 5, 2019
10.23	Third amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2019*	Exhibit 10.61 of NAI's Annual Report on Form 10-K for the annual period ended June 30, 2019, filed with the commission on September 24, 2019
10.24	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark LeDoux, effective July 1, 2021*	Exhibit 10.65 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.25	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2021*	Exhibit 10.66 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.26	Fourth amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2021*	Exhibit 10.67 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.27	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of May 24, 2021	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated May 24, 2021 filed with the commission on May 27, 2021.
10.28	2020 Omnibus Incentive Plan*	Annex I of NAI’s definitive Proxy Statement filed with the commission on October 26, 2020
10.29	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of August 16, 2021	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.30	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank. N.A. dated August 16, 2021 in the amount of $20,000,000	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.31	Term Note by and between NAI and Wells Fargo Bank, N.A. effective as of August 16, 2021	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.32	Security Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of August 16. 2021	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.33	Second Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective January 31, 2022	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021, filed with the commission on February 9, 2022
10.34	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 4, 2022	Filed herewith
21	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2022

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and Chairman of the Board of Directors	September 21, 2022
(Mark A. LeDoux)	(principal executive officer)

/s/ Michael E. Fortin	Chief Financial Officer	September 21, 2022
(Michael E. Fortin)	(principal financial officer and principal accounting officer)

/s/ Alan G. Dunn	Director	September 21, 2022
(Alan G. Dunn)

/s/ L. Kay Matherly	Director	September 21, 2022
(L. Kay Matherly)

/s/ Guru Ramanathan	Director	September 21, 2022
(Guru Ramanathan)