Form 10-Q
period 2022-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2022-11-09
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2022

 or

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

As of November 9, 2022, 6,061,533 shares of NAI's common stock were outstanding, net of 3,129,873 treasury shares.

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

Forward-looking statements in this Report speak only as of the date of this Report based on information available to us at that time and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain future events, risks, and uncertainties that are or may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this Report as they identify certain important factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part I of our fiscal 2022 Annual Report, as well as in other reports and documents we have filed and will file with the United States Securities and Exchange Commission (SEC).

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2022	June 30, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$12,341	$21,833
Accounts receivable – less allowance for doubtful accounts of $3,359 at September 30, 2022 and $3,383 at June 30, 2022	14,822	17,422
Inventories, net	39,990	32,475
Income tax receivable	445	67
Forward contracts	4,441	3,144
Prepaids and other current assets	2,365	1,805
Total current assets	74,404	76,746
Property and equipment, net	51,384	44,573
Operating lease right-of-use assets	21,136	21,701
Other noncurrent assets, net	2,644	2,983
Total assets	$149,568	$146,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,659	$16,185
Accrued liabilities	2,355	2,787
Accrued compensation and employee benefits	2,555	3,673
Customer deposits	108	140
Income taxes payable	335	174
Forward contracts	67	—
Mortgage note payable, current portion	305	302
Line of credit	3,400	—
Total current liabilities	26,784	23,261

Long-term liability – operating leases	21,144	22,047
Long-term pension liability	369	344
Deferred tax liability	1,006	1,220
Mortgage note payable, net of current portion	9,422	9,493
Income taxes payable, noncurrent	987	1,118
Total liabilities	59,712	57,483
Commitments and contingencies (Notes E, F, and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at September 30, 2022 and June 30, 2022, issued and outstanding (net of treasury shares) 6,082,816 at September 30, 2022 and 6,129,611 at June 30, 2022	89	89
Additional paid-in capital	30,658	30,423
Retained earnings	78,714	77,661
Treasury stock, at cost, 3,108,590 shares at September 30, 2022 and 3,061,795 at June 30, 2022	(21,849)	(21,352)
Accumulated other comprehensive income	2,244	1,699
Total stockholders’ equity	89,856	88,520
Total liabilities and stockholders’ equity	$149,568	$146,003

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Net sales	$43,127	$38,340
Cost of goods sold	37,756	30,059
Gross profit	5,371	8,281
Selling, general and administrative	3,829	4,053

Income from operations	1,542	4,228

Other expense:
Interest income	4	—
Interest expense	(75)	(13)
Foreign exchange loss	(147)	(6)
Other, net	(6)	(7)
Total other expense	(224)	(26)

Income before income taxes	1,318	4,202
Provision for income taxes	265	946
Net income	$1,053	$3,256

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	545	954

Comprehensive income	$1,598	$4,210

Net income per common share:
Basic	$0.18	$0.52
Diluted	$0.18	$0.51

Weighted average common shares outstanding:
Basic	5,919,649	6,287,627
Diluted	5,943,446	6,351,345

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three-Month Period Ended September 30, 2022 and 2021

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2022	9,191,406	$89	$30,423	$77,661	3,061,795	$(21,352)	$1,699	$88,520
Compensation expense related to stock compensation plans	—	—	235	—	—	—	—	235
Repurchase of common stock	—	—	—	—	46,795	(497)	—	(497)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	545	545
Net income	—	—	—	1,053	—	—	—	1,053
Balance, September 30, 2022	9,191,406	$89	$30,658	$78,714	3,108,590	$(21,849)	$2,244	$89,856

Balance, June 30, 2021	9,004,365	$88	$29,456	$66,949	2,567,797	$(15,849)	$(561)	$80,083
Compensation expense related to stock compensation plans	—	—	222	—	—	—	—	222
Repurchase of common stock	—	—	—	—	692	(10)	—	(10)
Forfeiture of restricted stock	—	—	—	—	16,332	—	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	954	954
Net income	—	—	—	3,256	—	—	—	3,256
Balance, September 30, 2021	9,004,365	$88	$29,678	$70,205	2,584,821	$(15,859)	$393	$84,505

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$1,053	$3,256
Adjustments to reconcile net income to net cash used in operating activities:
(Recovery of) provision for uncollectible accounts receivable	(24)	67
Depreciation and amortization	956	1,092
Non-cash compensation	235	222
Non-cash lease expenses	454	725
Pension expense, net of contributions	25	9
Gain on disposal of assets	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	2,625	(2,366)
Inventories, net	(7,515)	(4,703)
Prepaids and other assets	(719)	(101)
Accounts payable and accrued liabilities	1,010	343
Forward contracts	(33)	(1,126)
Accrued compensation and employee benefits	(1,119)	(1,894)
Operating lease liabilities	(792)	(804)
Income taxes	(716)	1,510
Net cash used in operating activities	(4,560)	(3,776)

Cash flows from investing activities
Proceeds from sale of property and equipment	—	25
Purchases of property and equipment	(7,767)	(18,344)
Net cash used in investing activities	(7,767)	(18,319)

Cash flows from financing activities
Net borrowings on line of credit	3,400	—
(Payments) borrowings on long-term debt	(68)	10,000
Repurchase of common stock	(497)	(10)
Net cash provided by financing activities	2,835	9,990

Net decrease in cash and cash equivalents	(9,492)	(12,105)
Cash and cash equivalents at beginning of period	21,833	32,133
Cash and cash equivalents at end of period	$12,341	$20,028

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$75	$13
Taxes	$827	$303

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

You should read the financial statements and these notes, which notes are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“2022 Annual Report”). The accounting policies used to prepare the financial statements included in this Report are the same policies described in the notes to the consolidated financial statements in our 2022 Annual Report unless otherwise noted below.

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the three months ended September 30, 2022.

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

	Three Months Ended
	September 30,
	2022	2021
Numerator
Net income	$1,053	$3,256

Denominator
Basic weighted average common shares outstanding	5,920	6,288
Dilutive effect of stock options and restricted stock	23	63
Diluted weighted average common shares outstanding	5,943	6,351

Basic net income per common share	$0.18	$0.52

Diluted net income per common share	$0.18	$0.51

We excluded 50,377 shares of restricted stock and no shares related to stock options for the three months ended September 30, 2022, as their impact would have been anti-dilutive. We did not exclude any stock options or restrictive stock shares for the three months ended September 30, 2021, as none would have had an anti-dilutive impact.

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

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2022	Additions	Revenue Recognized	September 30, 2022
Contract Liabilities (Customer Deposits)	$140	108	$(140)	108

	June 30, 2021	Additions	Revenue Recognized	September 30, 2021
Contract Liabilities (Customer Deposits)	$1,721	1,941	$(1,721)	1,941

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

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of September 30, 2022, we have no estimated returns liability.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $1.4 million during the three months ended September 30, 2022. We similarly recorded $4.7 million during the three months ended September 30, 2021. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $27,000 during the three months ended September 30, 2022. We recorded $200,000 during the three months ended September 30, 2021.

Stock-Based Compensation

The Board of Directors approved our current omnibus equity incentive plan that became effective January 1, 2021 (the “2020 Plan”), which was approved by our stockholders at the Annual Meeting of Stockholders on December 4, 2020. Under the 2020 Plan, we may grant nonqualified and incentive stock options, restricted stock grants, restricted stock units, stock appreciation rights, and other stock-based awards to employees, non-employee directors and consultants.

We did not grant any options during the three month periods ended September 30, 2022 and September 30, 2021. No options were exercised during the three month periods ended September 30, 2022 and September 30, 2021. There were no option forfeitures during the three month periods ended September 30, 2022 and September 30, 2021. As of September 30, 2022, we did not have any stock options outstanding.

We did not grant any restricted stock shares during the three months ended September 30, 2022 or September 30, 2021. No restricted stock shares were forfeited during the three months ended September 30, 2022. During the three months ended September 30, 2021, 16,332 restricted stock shares were forfeited. Our net income included stock-based compensation expense in connection with prior restricted stock grants of approximately $0.2 million for the three months ended September 30, 2022. Our net income included stock based compensation expense in connection with the vesting of prior restricted stock grants of approximately $0.2 million for the three months ended September 30, 2021.

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

No deferred cash awards were granted during the three months ended September 30, 2022 and September 30, 2021. No deferred cash awards were forfeited during the three months ended September 30, 2022. During the three months ended September 30, 2021, awards totaling $191,000 were forfeited.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of September 30, 2022, and June 30, 2022, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange and interest rate swap contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Euro Forward Contract– Current Assets	$4,441	$3,144
Swiss Franc Forward Contract – Current Assets	—	109
Total Derivative Contracts – Current Assets	4,441	3,253

Interest Swap – Other noncurrent Assets	627	453
Euro Forward Contract– Other noncurrent Assets	—	561
Total Derivative Contracts – Other noncurrent Assets	627	1,014

Swiss Franc Forward Contract – Current Liabilities	(67)	—
Total Derivative Contracts – Current Liabilities	(67)	—

Fair Value Net Asset – all Derivative Contracts	$5,001	$4,267

We also classify any outstanding line of credit and term loan balance as a Level 2 liability. As of September 30, 2022, and June 30, 2022, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2022 or the three months ended September 30, 2022.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Raw materials	$31,752	$28,196
Work in progress	5,736	1,948
Finished goods	3,086	2,842
Reserve	(584)	(511)
	$39,990	$32,475

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			September 30, 2022	June 30, 2022
Land	NA			$7,645	$7,645
Building and building improvements	7	-	39	22,617	17,415
Machinery and equipment	3	-	12	42,301	40,131
Office equipment and furniture	3	-	5	5,986	5,970
Vehicles		3		211	211
Leasehold improvements	1	-	15	22,005	21,626
Total property and equipment				100,765	92,998
Less: accumulated depreciation and amortization				(49,381)	(48,425)
Property and equipment, net				$51,384	$44,573

Depreciation expense was approximately $1.0 million for the three month period ended  September 30, 2022 and $1.1 million for the three month period ended September 30, 2021.

D. Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI” and “OCL”) consisted of the following during the three months ended September 30, 2022 and September 30, 2021 (in thousands):

	Three Months Ended
	September 30, 2022
		Unrealized	Unrealized
	Defined	Gains	Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(444)	$1,795	$348	$1,699
OCI/OCL before reclassifications	—	1,788	174	1,962
Amounts reclassified from OCI to Sales	—	(1,262)	—	(1,262)
Tax effect of OCI activity	—	(118)	(37)	(155)
Net current period OCI/OCL	—	408	137	545

Ending Balance	$(444)	$2,203	$485	$2,244

	Three Months Ended
	September 30, 2021
		Unrealized	Unrealized
	Defined	Gains	Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(538)	$(23)	$—	$(561)
OCI/OCL before reclassifications	—	1,389	—	1,389
Amounts reclassified from OCI to Sales	—	(146)	—	(146)
Tax effect of OCI activity	—	(289)	—	(289)
Net current period OCI/OCL	—	954	—	954

Ending Balance	$(538)	$931	$—	393

E. Leases

We currently lease our Vista, CA and Lugano, Switzerland product manufacturing and support facilities.

Leases are classified as operating leases. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of September 30, 2022, the weighted average remaining lease term for our operating leases was 6.1 years and the weighted average discount rate for our operating leases was 4.13%. As of June 30, 2022, the weighted average remaining lease term for our operating leases was 6.3 years and the weighted average discount rate was 4.12%.

Other information related to leases as of September 30, 2022, was as follows (in thousands):

Supplemental Cash Flows Information	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$811	$811
Operating lease liabilities arising from obtaining Right of Use Assets for new leases	—	—

F. Debt

On May 24, 2021, we entered into a new credit facility with Wells Fargo Bank, N.A (“Wells Fargo”) to extend the maturity for our working line of credit from November 1, 2022 to May 24, 2024. This new credit facility provides total lending capacity of up to $20.0 million and allows us to use the credit facility for working capital as well as potential acquisitions. On August 18, 2021, we entered into an amendment of our credit facility with Wells Fargo. The amended credit facility added a $10.0 million term loan to the existing $20.0 million credit facility, and permitted us to use the $10.0 million term loan as part of the $17.5 million purchase consideration for the acquisition of our new manufacturing and warehouse property in Carlsbad, California. The amended credit agreement also increased the allowed capital expenditures from $10.0 million to $15.0 million for fiscal 2022, (exclusive of the amount paid for the acquisition of the new Carlsbad property noted above). In addition, the new credit notes now reflect a change in the interest rate reference from LIBOR to Secured Overnight Financing Rate (SOFR). The Credit Agreement was amended and a new Revolving Line of Credit Note, and Security Agreement were entered into. A Term Note and real property security documents were added to secure the Term Note by the new Carlsbad property. Additionally, we entered into a second amendment to our credit facility with Wells Fargo on February 8, 2022 that was effective January 31, 2022 and modified the annual limit imposed upon our ability to repurchase stock and issue dividends. This amendment increased this limit from $5.0 million annually to $7.0 million annually. Effective September 19, 2022, we entered into a third amendment to our credit facility with Wells Fargo. The third amendment extends the maturity date from May 24, 2024 to May 23, 2025 and also increased the allowed capital expenditures from $7.5 million to $25.0 million for the fiscal year ending June 30, 2023.

Under the terms of the Credit Agreement, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.0 at any time; (ii) a ratio of total current assets to total current liabilities of not less than 1.75 to 1.0 at each fiscal quarter end (iii) net income after taxes not less than $1.00, determined on a trailing four quarter basis with no two consecutive quarterly losses, determined as of each quarter end and (iv) a rolling 4-quarter fixed charge coverage ratio not less than 1.25 to 1.0 as of each fiscal quarter end. The credit agreement also includes a limitation on the amount of capital expenditures that can be made in a given fiscal year, with such limitation set at $25.0 million for our fiscal year ending June 30, 2023 and $7.5 million for all fiscal years thereafter. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by us from time to time; provided, however, that if the outstanding principal amount is less than $100,000 such amount shall bear interest at the then applicable fluctuating rate of interest. If elected, the fluctuating rate per annum would be equal to 1.29% above the daily simple SOFR rate as in effect from time to time. If a fixed rate is elected, it would equal a per annum rate of 1.29% above the SOFR rolling 30-day average rate in effect on the first day of the applicable fixed rate term. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences between payment under a fixed rate versus payment under the variable rate for each month from the month of prepayment through the month in which the then applicable fixed rate term matures. There is an unused commitment fee of 0.125% required as part of the line of credit.

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have credit approval with Wells Fargo Bank, which allows us to hedge foreign currency exposures up to 30 months in the future. We also have credit approval with Bank of America which allows us to hedge foreign currency exposures up to 24 months in the future.

On September 30, 2022, we were in compliance with all of the financial and other covenants required under the Amended Credit Agreement.

As of September 30, 2022, we had $3.4 million outstanding on our credit facility and $16.6 million available for borrowing under our credit facility with Wells Fargo Bank.

As of September 30, 2022, we had $9.7 million outstanding under the Term Note used in the purchase of the warehouse in August 2021.

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

	Three Months Ended September 30,
	2022	2021

Customer 1	$15,152	$13,296
Customer 2	15,005	4,349
Customer 3	6,328	7,386
Customer 4	(a)	4,327
	$36,485	$29,358

(a)	Sales were less than 10% of the respective period’s total net sales.

Accounts receivable from these customers totaled $11.9 million at September 30, 2022 and $10.7 million at June 30, 2022.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended September 30,
	2022	2021

Supplier 1	$2,832	$3,368
Supplier 2	(a)	2,060
	$2,832	5,428

(a)	Sales were less than 10% of the respective period’s total raw material purchases.

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

We evaluate performance of these segments based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before the allocation of certain corporate level expenses. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. Transfers of raw materials between segments are recorded at cost. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A above and in the consolidated financial statements included in our 2022 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Net Sales
Private-label contract manufacturing	$41,776	$33,594
Patent and trademark licensing	1,351	4,746
Total Net Sales	$43,127	$38,340

	Three Months Ended September 30,
	2022	2021
Income from Operations
Private-label contract manufacturing	$3,244	$3,700
Patent and trademark licensing	347	2,636
Income from operations of reportable segments	3,591	6,366
Corporate expenses not allocated to segments	(2,049)	(2,108)
Total Income from Operations	$1,542	$4,228

	September 30, 2022	June 30, 2022
Total Assets
Private-label contract manufacturing	$120,263	$115,649
Patent and trademark licensing	29,305	30,354
	$149,568	$146,003

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
United States	$29,832	$23,495
Markets outside of the United States	13,295	14,845
Total	$43,127	$38,340

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 77% of net sales in markets outside the U.S. for the three months ended September 30, 2022. Products manufactured by our Swiss subsidiary ("NAIE") accounted for 80% of net sales in markets outside the U.S. for the three months ended September 30, 2021. No products manufactured by NAIE were sold in U.S. markets during the three month periods ended September 30, 2022 and 2021.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	September 30, 2022	June 30, 2022
United States	$50,732	$43,769
Europe	21,788	22,505
Total Long-Lived Assets	$72,520	$66,274

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	September 30, 2022	June 30, 2022
United States	$93,248	$83,443
Europe	56,320	62,560
Total Assets	$149,568	$146,003

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
United States	$7,720	$18,201
Europe	47	143
Total Capital Expenditures	$7,767	$18,344

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

Our effective tax rate for the three months ended September 30, 2022 was 20.1%. Our effective tax rate for the three months ended September 30, 2021 was 22.5%. Our effective tax rates differ from the fiscal 2023 and fiscal 2022 U.S. federal statutory rate of 21% primarily due to state income taxes.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended September 30, 2022, there was no change to our valuation allowance for our deferred tax assets.

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

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our U.S. tax returns for the fiscal year ended June 30, 2015 and forward are subject to examination by the U.S. tax authorities. Our state tax returns for the fiscal years ended June 30, 2018 and forward are subject to examination by the state tax authorities. Our Swiss tax returns for the fiscal year ended June 30, 2021 and forward are subject to examination by the Swiss tax authorities.

It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon examination by tax authorities. Our tax reserves are analyzed quarterly, and adjustments are made as events occur that we believe warrant adjustments to those reserves. There were no adjustments to reserves in the three month period ended September 30, 2022.

On September 26, 2022, NAIE declared and paid a dividend to NAI in the amount of $7.4 million. As part of the Tax Cuts and Jobs Act of 2017 (the Tax Act), we were required to recognize a one-time deemed repatriation transition tax during the fiscal year ended June 30, 2018 based on our total post-1986 earnings and profits (E&P) from NAIE. NAI paid the required 5% withholding tax to the Swiss tax authorities, which expense was already accrued as part of the Tax Act. U.S. taxes were recognized and paid as part of the Tax Act. We do not expect any additional US or Swiss tax liability as a result of this dividend.

J. Treasury Stock

We purchase shares under a stock repurchase plan (“Repurchase Plan”) authorized by the Board of Directors. The total authorized repurchase amount is $18.0 million. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions.

Stock repurchases for the three months ended September 30, 2022 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	46,795	$10.62	$497
Shares acquired in connection with stock option exercises	—	—	—
Shares acquired from employees for restricted stock vesting	—	—	—
Total	46,795		$497

Stock repurchases for the three months ended September 30, 2021 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	—	$—	$—
Shares acquired in connection with stock option exercises	—	—	—
Shares acquired from employees for restricted stock vesting	692	14.20	10
Total	692		$10

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

As of September 30, 2022, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through September 2023. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three months ended September 30, 2022 and September 30, 2021.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three months ended September 30, 2022 and September 30, 2021, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of September 30, 2022, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $33.3 million (EUR 29.1 million). As of September 30, 2022, a net gain of approximately $2.9 million, offset by $0.7 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that the entire amount will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three months ended September 30, 2022 we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of September 30, 2022, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $12.3 million (CHF 12.0 million).

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2022. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2022 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the first three months of fiscal 2023, our net sales were 12% higher than in the first three months of fiscal 2022. Private-label contract manufacturing sales increased 24% primarily due to higher sales to our two largest customers, partially offset by decreased sales to other smaller customers and lower average exchange rates applied to sales denominated in Euro as compared to the prior year period. Our foreign exchange rates as applied to sales denominated in Euro decreased to a weighted average of 1.12 EUR/USD in the first three months of fiscal 2023 compared to a weighted average of 1.18 EUR/USD during the first three months of fiscal 2022. Revenue concentration risk for our largest private-label contract manufacturing customer as a percentage of our total net sales remained consistent at 35% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. We expect our annualized fiscal year 2023 revenue concentration for our largest customer to be comparable to fiscal 2022 revenue.

During the first three months of fiscal 2023, patent and trademark licensing revenue decreased 72% to $1.4 million, compared to revenue of $4.8 million for the first three months of fiscal 2022. The decrease in patent and trademark licensing revenue during the first three months of fiscal 2023 was primarily due to a decrease in orders from existing customers as a result of market and inflationary factors along with a general slowdown in the Sports Nutrition sales channel. Included in the market factors is the fact that the first three months of fiscal 2022 benefited from a ramp up of Sports Nutrition sales activity due to easing COVID restrictions on athletic activities with no corresponding activity in the first three months of fiscal 2023.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our recent efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred litigation and patent compliance expenses of approximately $30,000 during the first three months of fiscal 2023 as compared to $0.1 million during the comparable period in fiscal 2022. Our legal expense associated with our CarnoSyn® business has remained low as we have no active litigation and the current run-rate of expenses is only related to maintenance of the patent estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2023, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

Based on our current sales order volumes and forecasts we have received from our customers, we now anticipate our fiscal 2023 consolidated net sales will be slightly up as compared to fiscal 2022. While sales are expected to increase during fiscal 2023 when compared to fiscal 2022, we anticipate operating income will be negatively impacted by changes in sales mix, unfavorable foreign exchange rates, and inflationary factors including increased operational costs impacted by increased labor, raw material, freight and supply chain costs.  We are working with both suppliers and customers to attempt to mitigate the expected negative impact on our fiscal 2023 financial results.  There can be no assurances our expectations will result in the currently anticipated increase in net sales and expected operating income levels.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to affect our business. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Our facilities, located both in the United States and Europe, have maintained operations throughout the duration of the COVID-19 pandemic, however, there can be no assurance our facilities will continue to operate without interruption. Factors that derive from COVID-19 and the accompanying response, and that have or may negatively impact sales and gross margin in the future include, but are not limited to the following:

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

During the remainder of fiscal year 2023, we also plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and to assist us in developing relationships with additional quality oriented customers;

•	Completing construction on our new high-volume powder blending and packaging facility, which we expect to be operational by mid-to-late fiscal year 2023;

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

Discussion of Critical Accounting Estimates

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies are disclosed in Note 1 of Item 1 of this report and are disclosed in the 2022 Annual Report.

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

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2022	2021	% Change
Private-label contract manufacturing	$41,776	$33,594	24%
Patent and trademark licensing	1,351	4,746	(72)%
Total net sales	43,127	38,340	12%
Cost of goods sold	37,756	30,059	26%
Gross profit	5,371	8,281	(35)%
Gross profit %	12.5%	21.6%

Selling, general and administrative expenses	3,829	4,053	(6)%
% of net sales	8.9%	10.6%

Income from operations	1,542	4,228	(64)%
% of net sales	3.6%	11.0%

Total other expense	(224)	(26)	762%
Income before income taxes	1,318	4,202	(69)%
% of net sales	3.1%	11.0%

Provision for income taxes	265	946	(72)%
Net income	$1,053	$3,256	(68)%
% of net sales	2.4%	8.5%

Private-label contract manufacturing net sales increased 24% during the three months ended September 30, 2022, when compared to the same period in the prior year. The increase in sales during the three months ended September 30, 2022 was primarily due to increased sales to our two largest customers, partially offset by decreased sales to other smaller customers and lower average exchange rates applied to sales denominated in Euro as compared to the prior year period. Our foreign exchange rates as applied to sales denominated in Euro decreased to a weighted average of 1.12 EUR/USD in the first three months of fiscal 2023 compared to a weighted average of 1.18 EUR/USD during the first three months of fiscal 2022.

Net sales from our patent and trademark licensing segment decreased 72% during the three months ended September 30, 2022, when compared to the same period in the prior year. The decrease in patent and trademark licensing revenue during the three months ended September 30, 2022 was primarily due to a decrease in orders from existing customers as a result of market and inflationary factors along with a general slowdown in the Sports Nutrition sales channel. Included in the market factors is the fact that the first three months of fiscal 2022 benefited from a ramp up of Sports Nutrition sales activity due to easing COVID restrictions on athletic activities with no corresponding activity in the first three months of fiscal 2023.

The change in gross profit margin for the three months ended September 30, 2022, was as follows:

Three Months
Ended

Contract manufacturing(1)	(2.6)%
Patent and trademark licensing(2)	(6.5)
Total change in gross profit margin	(9.1)%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 2.6 percentage points during the three months ended September 30, 2022 when compared to the comparable prior year period. The decrease in gross profit as a percentage of sales for private-label contract manufacturing during the first quarter of fiscal 2023 is primarily due to an increase in per unit manufacturing costs, particularly related to increased labor and freight costs, and unfavorable foreign exchange rates applied to sales denominated in Euro.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 6.5 percentage points during the three months ended September 30, 2022 when compared to the comparable prior year period. The decrease in margin contribution during the three month period ended September 30, 2022 was primarily due to decreased patent and trademark licensing net sales as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business. The three months ended September 30, 2021 also included a favorable change in estimate regarding certain volume rebate programs that was not repeated during the three months ended September 30, 2022.

Selling, general and administrative expenses decreased $0.2 million, or 6%, during the three months ended September 30, 2022 as compared to the comparable prior year period.

Other expense increased $0.2 million during the three months ended September 30, 2022 when compared to the comparable period during the prior year. The increase was primarily due to unfavorable foreign exchange revaluation activity and fluctuations in unhedged foreign currency rates when compared to the same period in the prior fiscal year.

Our income tax expense decreased $0.7 million during the three months ended September 30, 2022 when compared to the same period in fiscal 2022. The decrease in income tax expense was primarily related to a decrease in pre-tax income as compared to the same period in the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facility. Net cash used by operating activities was $4.6 million for the three months ended September 30, 2022 compared to $3.8 million in the comparable period in the prior fiscal year.

At September 30, 2022, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, provided $2.6 million in cash compared to using $2.4 million of cash during the comparable three month period in the prior year. The increase in cash provided by accounts receivable during the three months ended September 30, 2022 primarily resulted from the timing of sales and related collections. Days sales outstanding was 34 days during the three months ended September 30, 2022 as compared to 46 days for the prior year period.

Changes in inventory used $7.5 million in cash during the three months ended September 30, 2022 compared to using $4.7 million in the comparable prior year period. During the three months ended September 30, 2022, the change in cash related to inventory was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to the same period in the prior year. Changes in accounts payable and accrued liabilities provided $1.0 million in cash during the three months ended September 30, 2022 compared to providing $0.3 million during the three months ended September 30, 2021. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the three months ended September 30, 2022 was $7.8 million compared to $18.3 million in the comparable prior year period. The primary reason for the change was due to the purchase of a new manufacturing and warehouse facility in Carlsbad, CA during the first quarter of fiscal 2022.

Cash provided by financing activities for the three months ended September 30, 2022, was $2.8 million, compared to $10.0 million in the comparable prior year period. The difference is primarily due to a net withdrawal of $3.4 million on our credit facility in the three months ended September 30, 2022, whereas the three months ended September 30, 2021 had no corresponding credit facility withdrawal. The three months ended September 30, 2021 included borrowings related to the purchase of our new manufacturing and warehouse facility in Carlsbad, CA. The decrease in borrowings was partially offset by an increase in repurchase of treasury stock for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

As of September 30, 2022, we had $3.4 million outstanding on our credit facility and $16.6 million available for borrowing under our credit facility with Wells Fargo Bank. During the three months ending September 30, 2022, we were in compliance with all of the financial and other covenants required under the Credit Agreement. Refer to Item 1, Note F., "Debt," in this Quarterly Report, for terms of our Credit Agreement.

As of September 30, 2022, we had $9.7 million outstanding under the Term Note used in the purchase of the warehouse in August 2021.

As of September 30, 2022, we had $12.3 million in cash and cash equivalents. We believe our available cash, cash equivalents, credit facility and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures, and minimum debt and interest payments through the next 12 months. Our capital requirements for fiscal 2023 include amounts that will be required to complete our planned retrofit of the facility we purchased in August 2021 that is planned to become a powder blending, packaging, and storage facility.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above as of September 30, 2022.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 9, 2022, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business.

There is no assurance we will prevail in these litigation matters or in similar proceedings we or others may initiate or that litigation expenses will not be greater than anticipated.

ITEM 1A.  RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2022 Annual Report, as well as the other information in our 2022 Annual Report, this Report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline, and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three month periods ended September 30, 2022 and September 30, 2021.

Repurchases

During the three months ended September 30, 2022 we repurchased 46,795 shares of our common stock at a total cost of $497,000 (including commissions and transaction fees) as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of September 30, 2022) (in thousands)
July 1, 2022 to July 31, 2022	11,777	$10.21	11,777	—
August 1, 2022 to August 31, 2022	21,143	$10.93	21,143	—
September 1, 2022 to September 30, 2022	13,875	$10.50	13.875	—
Total	46,795		46,795	$512

(1) Average price paid per share includes costs associated with the repurchases

Refer to Note J, "Treasury Stock," in this Quarterly Report, for terms of repurchase plan and additional information.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

The following exhibit index shows those exhibits filed with this Report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on December 8, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this Report to be signed on its behalf by the undersigned, duly authorized officers.

Date: November 9, 2022

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)