Form 10-Q
period 2022-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2023-02-08
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 8, 2023, 6,039,693 shares of NAI's common stock were outstanding, net of 3,202,607 treasury shares.

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

•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	our ability to attract and retain sufficient labor to successfully execute our business strategies and achieve our goals and objectives;
•	inventory levels, including the adequacy of quality raw material and other inventory levels to meet future customer demand, in particular assumptions regarding the impact of the COVID-19 pandemic;
•	our ability to price our products to achieve profit margin targets, especially in the current volatile raw material and labor environment;
•	our ability to protect our intellectual property;
•	future economic and political conditions;
•	our ability to improve operating efficiencies, manage costs and business risks, and improve or maintain profitability;
•

currency exchange rates and their effect on our results of operations (including amounts that we may reclassify as earnings), the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	the outcome of litigation, regulatory and tax matters we may become involved in, the costs associated with such matters and the effect of such matters on our business and results of operations;
•	sources, availability and quality of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•	the future adequacy and intended use of our facilities, including obtaining certifications for our new manufacturing facility in Carlsbad, CA once the facility is fully operational;
•	potential manufacturing and distribution channels, product returns, and potential product recalls;
•	future customer orders;
•	the impact of external factors on our business and results of operations, especially, for example, variations in quarterly net sales from seasonal and other external factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMPs);
•	our ability to successfully expand our operations, including outside the United States (U.S.);
•	the adequacy of our financial reserves and allowances;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this Report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2022	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,773	$21,833
Accounts receivable – less allowance for doubtful accounts of $1,024 at December 31, 2022 and $3,383 at June 30, 2022	10,281	17,422
Inventories, net	36,036	32,475
Income tax receivable	—	67
Forward contracts	1,745	3,144
Prepaids and other current assets	2,216	1,805
Total current assets	63,051	76,746
Property and equipment, net	54,169	44,573
Operating lease right-of-use assets	20,549	21,701
Other noncurrent assets, net	2,809	2,983
Total assets	$140,578	$146,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,179	$16,185
Accrued liabilities	2,387	2,787
Accrued compensation and employee benefits	1,829	3,673
Customer deposits	425	140
Income taxes payable	421	174
Mortgage note payable, current portion	307	302
Total current liabilities	18,548	23,261

Long-term liability – operating leases	21,285	22,047
Long-term pension liability	394	344
Deferred tax liability	484	1,220
Mortgage note payable, net of current portion	9,350	9,493
Income taxes payable, noncurrent	987	1,118
Total liabilities	51,048	57,483
Commitments and contingencies (Notes E, F, and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at December 31, 2022 and June 30, 2022, issued and outstanding (net of treasury shares) 6,014,246 at December 31, 2022 and 6,129,611 at June 30, 2022	89	89
Additional paid-in capital	30,890	30,423
Retained earnings	80,527	77,661
Treasury stock, at cost, 3,177,160 shares at December 31, 2022 and 3,061,795 at June 30, 2022	(22,411)	(21,352)
Accumulated other comprehensive income	435	1,699
Total stockholders’ equity	89,530	88,520
Total liabilities and stockholders’ equity	$140,578	$146,003

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales	$42,295	$37,727	$85,422	$76,067
Cost of goods sold	36,081	31,181	73,837	61,240
Gross profit	6,214	6,546	11,585	14,827
Selling, general and administrative	3,729	4,145	7,558	8,198

Income from operations	2,485	2,401	4,027	6,629

Other (expense) income:
Interest income	9	—	13	—
Interest expense	(55)	(13)	(130)	(26)
Foreign exchange (loss) gain	(143)	11	(290)	5
Other, net	(10)	(7)	(16)	(14)
Total other (expense) income	(199)	(9)	(423)	(35)

Income before income taxes	2,286	2,392	3,604	6,594
Provision for income taxes	473	545	738	1,491
Net income	$1,813	$1,847	$2,866	$5,103

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	(1,809)	331	(1,264)	1,285

Comprehensive income	$4	$2,178	$1,602	$6,388

Net income per common share:
Basic	$0.31	$0.30	$0.49	$0.82
Diluted	$0.31	$0.30	$0.49	$0.81

Weighted average common shares outstanding
Basic	5,866,494	6,211,954	5,893,071	6,249,791
Diluted	5,873,129	6,256,498	5,908,287	6,303,921

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Three-Month Period Ended December 31, 2022 and 2021

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, September 30, 2022	9,191,406	$89	$30,658	$78,714	3,108,590	$(21,849)	$2,244	$89,856
Compensation expense related to stock compensation plans	—	—	232	—	—	—	—	232
Repurchase of common stock	—	—	—	—	68,570	(562)	—	(562)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,809)	(1,809)
Net income	—	—	—	1,813	—	—	—	1,813
Balance, December 31, 2022	9,191,406	$89	$30,890	$80,527	3,177,160	$(22,411)	$435	$89,530

Balance, September 30, 2021	9,004,365	$88	$29,678	$70,205	2,584,821	$(15,859)	$393	$84,505
Compensation expense related to stock compensation plans	—	—	245	—	—	—	—	245
Repurchase of common stock	—	—	—	—	189,702	(2,527)	—	(2,527)
Forfeiture of restricted stock	—	—	—	—	2,100	—	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	331	331
Net income	—	—	—	1,847	—	—	—	1,847
Balance, December 31, 2021	9,004,365	$88	$29,923	$72,052	2,776,623	$(18,386)	$724	$84,401

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements Of Stockholders’ Equity

Six-Month Period Ended December 31, 2022 and 2021

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2022	9,191,406	$89	$30,423	$77,661	3,061,795	$(21,352)	$1,699	$88,520
Compensation expense related to stock compensation plans	—	—	467	—	—	—	—	467
Repurchase of common stock	—	—	—	—	115,365	(1,059)	—	(1,059)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,264)	(1,264)
Net income	—	—	—	2,866	—	—	—	2,866
Balance, December 31, 2022	9,191,406	$89	$30,890	$80,527	3,177,160	$(22,411)	$435	$89,530

Balance, June 30, 2021	9,004,365	$88	$29,456	$66,949	2,567,797	$(15,849)	$(561)	$80,083
Compensation expense related to stock compensation plans	—	—	467	—	—	—	—	467
Repurchase of common stock	—	—	—	—	190,394	(2,537)	—	(2,537)
Forfeiture of restricted stock	—	—	—	—	18,432	—	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	1,285	1,285
Net income	—	—	—	5,103	—	—	—	5,103
Balance, December 31, 2021	9,004,365	$88	$29,923	$72,052	2,776,623	$(18,386)	$724	$84,401

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$2,866	$5,103
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Recovery) provision for uncollectible accounts receivable, net	(57)	116
Depreciation and amortization	2,039	2,155
Non-cash compensation	467	467
Non-cash lease expenses	2,013	1,621
Pension expense, net of contributions	50	17
Gain on disposal of assets	(37)	(6)
Changes in operating assets and liabilities:
Accounts receivable	7,198	2,765
Inventories, net	(3,561)	(4,822)
Prepaids and other assets	(619)	(691)
Accounts payable and accrued liabilities	(3,121)	(3,775)
Forward contracts	152	(1,562)
Accrued compensation and employee benefits	(1,844)	(1,951)
Operating lease liabilities	(1,624)	(1,616)
Income taxes	(187)	1,622
Net cash provided by (used in) operating activities	3,735	(557)

Cash flows from investing activities
Proceeds from sale of property and equipment	42	25
Purchases of property and equipment	(11,640)	(19,644)
Net cash used in investing activities	(11,598)	(19,619)

Cash flows from financing activities
Borrowings on long-term debt	—	10,000
Payments on long-term debt	(138)	(68)
Repurchase of common stock	(1,059)	(2,537)
Net cash (used in) provided by financing activities	(1,197)	7,395

Net decrease in cash and cash equivalents	(9,060)	(12,781)
Cash and cash equivalents at beginning of period	21,833	32,133
Cash and cash equivalents at end of period	$12,773	$19,352

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$131	$94
Taxes	$877	$953

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

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

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the three and six months ended December 31, 2022.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Numerator
Net income	$1,813	$1,847	$2,866	$5,103

Denominator
Basic weighted average common shares outstanding	5,866	6,212	5,893	6,250
Dilutive effect of stock options and restricted stock	7	44	15	54
Diluted weighted average common shares outstanding	5,873	6,256	5,908	6,304

Basic net income per common share	$0.31	$0.30	$0.49	$0.82

Diluted net income per common share	$0.31	$0.30	$0.49	$0.81

We excluded 50,377 shares of restricted stock and no shares related to stock options for the three and six months ended December 31, 2022, as their impact would have been anti-dilutive. We did not exclude any stock options or restrictive stock shares for the three and six months ended December 31, 2021, as none would have had an anti-dilutive impact.

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

We provide early payment discounts to certain customers. Based on historical payment trends, we expect that these customers will take advantage of these early payment discounts. The cost of these discounts is reported as a reduction to the transaction price. If the actual discounts differ from those estimated, the difference is also reported as a change in the transaction price. We require prepayment from certain customers. We record any payments received in advance of contract fulfillment as a contract liability and they are classified as customer deposits on the consolidated balance sheet.

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2022	Additions	Revenue Recognized	Customer Refunds	December 31, 2022
Contract Liabilities (Customer Deposits)	$140	425	$(137)	(3)	425

	June 30, 2021	Additions	Revenue Recognized	Customer Refunds	December 31, 2021
Contract Liabilities (Customer Deposits)	$1,721	622	$(1,721)	—	622

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of December 31, 2022, we have no estimated returns liability.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $1.5 million during the three months ended December 31, 2022, and $2.8 million during the six months ended December 31, 2022. We similarly recorded $4.1 million during the three months ended December 31, 2021, and $8.8 million during the six months ended December 31, 2021. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $78,000 during the three months ended December 31, 2022, and $105,000 during the six months ended December 31, 2022. We recorded $163,000 of royalty expense during the three months ended December 31, 2021, and $399,000 during the six months ended December 31, 2021.

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

We did not have any option activity or options outstanding during the three and six month periods ended  December 31, 2022 or December 31, 2021.

We did not grant any restricted stock shares during the three or six months ending December 31, 2022 or December 31, 2021. No restricted stock shares were forfeited during the three or six months ended December 31, 2022. During the three months ended December 31, 2021, 2,100 restricted stock shares were forfeited. During the six months ended December 31, 2021, 18,432 restricted stock shares were forfeited. Our net income included stock-based compensation expense in connection with prior restricted stock grants of approximately $0.2 million for the three months ended December 31, 2022 and $0.5 million for the six month ended December 31, 2022. Our net income included stock based compensation expense in connection with the vesting of prior restricted stock grants of approximately $0.2 million for the three months ended December 31, 2021 and $0.5 million for the six months ended December 31, 2021.

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

No deferred cash awards were granted during the three and six months ended December 31, 2022 and the three and six months ended December 31, 2021. No deferred cash awards were forfeited during the three and six month periods ended  December 31, 2022. No deferred cash awards were forfeited during the three months ended December 31, 2021. Awards totaling $191,000 were forfeited during the six months ended December 31, 2021.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of December 31, 2022, and June 30, 2022, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange and interest rate swap contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Euro Forward Contract– Current Assets	$1,448	$3,144
Swiss Franc Forward Contract – Current Assets	297	109
Total Derivative Contracts – Current Assets	1,745	3,253
Interest Swap – Other noncurrent Assets	632	453
Euro Forward Contract– Other noncurrent Assets	—	561
Total Derivative Contracts – Other noncurrent Assets	632	1,014

Fair Value Net Asset – all Derivative Contracts	$2,377	$4,267

We also classify any outstanding line of credit and term loan balance as a Level 2 liability. As of December 31, 2022, and June 30, 2022, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2022 or the three and six months ended December 31, 2022.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Raw materials	$23,780	$28,196
Work in progress	6,408	1,948
Finished goods	6,338	2,842
Reserve	(490)	(511)
	$36,036	$32,475

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			December 31, 2022	June 30, 2022
Land	NA			$7,645	$7,645
Building and building improvements	7	–	39	25,424	17,415
Machinery and equipment	3	–	12	41,443	40,131
Office equipment and furniture	3	–	5	6,161	5,970
Vehicles		3		254	211
Leasehold improvements	1	–	15	22,346	21,626
Total property and equipment				103,273	92,998
Less: accumulated depreciation and amortization				(49,104)	(48,425)
Property and equipment, net				$54,169	$44,573

Depreciation expense was approximately $1.1 million and $2.0 million for the three and six month periods ended  December 31, 2022, respectively. Depreciation expense was approximately $1.1 million and $2.2 million for the three and six month periods ended  December 31, 2021, respectively. Construction in progress is included in the building and building improvements line.

D. Other Comprehensive Income (Loss)

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three and six months ended December 31, 2022 and December 31, 2021 (in thousands):

	Three Months Ended
	December 31, 2022
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(444)	$2,203	$485	$2,244
OCI/OCL before reclassifications	—	(1,173)	4	(1,169)
Amounts reclassified from OCI to Sales	—	(1,162)	—	(1,162)
Tax effect of OCI activity	—	523	(1)	522
Net current period OCI/OCL	—	(1,812)	3	(1,809)
Ending Balance	$(444)	$391	$488	$435

	Six Months Ended
	December 31, 2022
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(444)	$1,795	$348	$1,699
OCI/OCL before reclassifications	—	615	178	793
Amounts reclassified from OCI to Sales	—	(2,423)	—	(2,423)
Tax effect of OCI activity	—	404	(38)	366
Net current period OCI/OCL	—	(1,404)	140	(1,264)
Ending Balance	$(444)	$391	$488	$435

	Three Months Ended
	December 31, 2021
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(538)	$931	—	$393
OCI/OCL before reclassifications	—	855	62	917
Amounts reclassified from OCI to Sales	—	(504)	—	(504)
Tax effect of OCI activity	—	(82)	—	(82)
Net current period OCI/OCL	—	269	62	331
Ending Balance	$(538)	$1,200	$62	$724

	Six Months Ended
	December 31, 2021
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(538)	$(23)	—	$(561)
OCI/OCL before reclassifications	—	2,244	62	2,306
Amounts reclassified from OCI to Sales	—	(650)	—	(650)
Tax effect of OCI activity	—	(371)	—	(371)
Net current period OCI/OCL	—	1,223	62	1,285
Ending Balance	$(538)	$1,200	$62	$724

E. Leases

We currently lease our Vista, CA and Lugano, Switzerland product manufacturing and support facilities.

Leases are classified as operating leases. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of December 31, 2022, the weighted average remaining lease term for our operating leases was 5.9 years and the weighted average discount rate for our operating leases was 4.14%. As of June 30, 2022, the weighted average remaining lease term for our operating leases was 6.3 years and the weighted average discount rate was 4.12%.

Other information related to leases as of December 31, 2022 and December 31, 2021 was as follows (in thousands):

Supplemental Cash Flows Information	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,634	$1,620
Operating lease liabilities arising from obtaining Right of Use Assets for new leases	—	—

F. Debt

On May 24, 2021, we entered into a new credit facility with Wells Fargo Bank, N.A (“Wells Fargo”) to extend the maturity for our working line of credit from November 1, 2022 to May 24, 2024. This new credit facility provides total lending capacity of up to $20.0 million and allows us to use the credit facility for working capital as well as potential acquisitions. On August 18, 2021, we entered into an amendment of our credit facility with Wells Fargo. The amended credit facility added a $10.0 million term loan to the existing $20.0 million credit facility, and permitted us to use the $10.0 million term loan as part of the $17.5 million purchase consideration for the acquisition of our new manufacturing and warehouse property in Carlsbad, California. The amended credit agreement also increased the allowed capital expenditures from $10.0 million to $15.0 million for fiscal 2022 (exclusive of the amount paid for the acquisition of the new Carlsbad property noted above). In addition, the new credit notes now reflect a change in the interest rate reference from LIBOR to Secured Overnight Financing Rate (SOFR). The Credit Agreement was amended and a new Revolving Line of Credit Note, and Security Agreement were entered into. A Term Note and real property security documents were added to secure the Term Note by the new Carlsbad property. Additionally, we entered into a second amendment to our credit facility with Wells Fargo on February 8, 2022 that was effective January 31, 2022 and modified the annual limit imposed upon our ability to repurchase stock and issue dividends. This amendment increased this limit from $5.0 million annually to $7.0 million annually. Effective September 19, 2022, we entered into a third amendment to our credit facility with Wells Fargo. The third amendment extends the maturity date from May 24, 2024 to May 23, 2025 and also increased the allowed capital expenditures from $7.5 million to $25.0 million for the fiscal year ending June 30, 2023.

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

The Term Note used as part of the purchase consideration of our new manufacturing and warehouse property in Carlsbad, California referenced above, is for the original principal amount of $10.0 million, and is a seven year term note with payments fully amortized based on a twenty five year assumed term. Installment payments under this loan commenced October 1, 2021 and continue through August 1, 2028 with a final installment consisting of all remaining amounts due to be paid in full on September 1, 2028. Amounts outstanding on this note during the term of the agreement will bear interest equal to 1.8% above the SOFR rolling 30-day average. In connection with our term loan, we entered into an interest rate swap with Wells Fargo that effectively fixes our interest rate on our term loan at 2.4% for the first three years of the term of the note.

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

On December 31, 2022, we were in compliance with all of the financial and other covenants required under the Amended Credit Agreement.

As of December 31, 2022, we paid off the outstanding balance on our credit facility with Wells Fargo Bank. As of December 31, 2022, that credit facility had $20 million available for borrowing.

As of December 31, 2022, we had $9.7 million outstanding under the Term Note used in the purchase of the Carlsbad, California warehouse in August 2021.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Customer 1	$15,982	$4,773	$30,987	$9,121
Customer 2	14,112	12,966	29,265	26,264
Customer 3	4,503	8,595	10,831	15,988
	$34,597	$26,334	$71,083	$51,373

Accounts receivable from these customers totaled $7.0 million at December 31, 2022 and $10.7 million at June 30, 2022.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Supplier 1	$3,961	$4,485	$6,793	$7,854

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net Sales
Private label contract manufacturing	$40,839	$33,677	$82,615	$67,271
Patent and trademark licensing	1,456	4,050	2,807	8,796
Total Net Sales	$42,295	$37,727	$85,422	$76,067

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Income from Operations
Private label contract manufacturing	$4,266	$2,761	$7,510	$6,461
Patent and trademark licensing	347	1,757	694	4,393
Income from operations of reportable segments	4,613	4,518	8,204	10,854
Corporate expenses not allocated to segments	(2,128)	(2,117)	(4,177)	(4,225)
Total Income from Operations	$2,485	$2,401	$4,027	$6,629

	December 31, 2022	June 30, 2022
Total Assets
Private-label contract manufacturing	$111,151	$115,649
Patent and trademark licensing	29,427	30,354
	$140,578	$146,003

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

United States	$28,908	$25,402	$58,740	$48,897
Markets outside of the United States	13,387	12,325	26,682	27,170
Total	$42,295	$37,727	$85,422	$76,067

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 73% of net sales in markets outside the U.S. for the three months ended December 31, 2022 and 75% for the six months ended December 31, 2022. Products manufactured by our Swiss subsidiary ("NAIE") accounted for 89% of net sales in markets outside the U.S. for the three months ended December 31, 2021 and 84% for the six months ended December 31, 2021.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	December 31, 2022	June 30, 2022
United States	$53,613	$43,769
Europe	21,105	22,505
Total Long-Lived Assets	$74,718	$66,274

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	December 31, 2022	June 30, 2022
United States	$87,466	$83,443
Europe	53,112	62,560
Total Assets	$140,578	$146,003

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Six Months Ended December 31,
	2022	2021
United States	$11,486	$19,250
Europe	154	394
Total Capital Expenditures	$11,640	$19,644

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

Our effective tax rate for the three months ended December 31, 2022 was 20.7% and our effective tax rate for the three months ended December 31, 2021 was 22.8%. Our effective tax rate for the six months ended December 31, 2022 was 20.5% and our effective tax rate for the six months ended December 31, 2021 was 22.6%. Our effective tax rates for the three and six months ended December 31, 2021 differ from the fiscal 2022 U.S. federal statutory rate of 21% primarily due to foreign income tax rate differential and other tax credits.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three and six months ended December 31, 2022, there was no change to our valuation allowance for our deferred tax assets.

J. Treasury Stock

We purchase shares under a stock repurchase plan (“Repurchase Plan”) authorized by the Board of Directors. On December 2, 2022, the Board of Directors authorized a $1.0 million increase to the Repurchase Plan, thus bringing the total authorized repurchase to $19.0 million. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions.

Stock repurchases for the three months ended December 31, 2022 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	68,570	$8.19	$562
Shares acquired from employees for restricted stock vesting	—	—	—
Total	68,570		$562

Stock repurchases for the six months ended December 31, 2022 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	115,365	$9.18	$1,059
Shares acquired from employees for restricted stock vesting	—	—	—
Total	115,365		$1,059

Stock repurchases for the three months ended December 31, 2021 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	189,702	$13.32	$2,527
Shares acquired from employees for restricted stock vesting	—	—	—
Total	189,702		$2,527

Stock repurchases for the six months ended December 31, 2021 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	189,702	$13.32	$2,527
Shares acquired from employees for restricted stock vesting	692	14.20	10
Total	190,394		$2,537

Stock repurchase costs include commissions and fees.

Shares acquired from employees for restricted stock vesting were returned to us by the related employees and in return we paid each employee’s required tax withholding resulting from the vesting of restricted shares. The valuation of the shares acquired and thereby the number of shares returned to us was calculated based on the closing share price on the date the shares vested.

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

As of December 31, 2022, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through September 2023. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three and six months ended December 31, 2022 and December 31, 2021.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three and six months ended December 31, 2022 and December 31, 2021, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of December 31, 2022, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $23.3 million (EUR 20.2 million). As of December 31, 2022, a net gain of approximately $0.5 million, offset by $0.1 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that the entire amount will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three and six months ended December 31, 2022 we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of December 31, 2022, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $12.5 million (CHF 11.7 million).

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

M. Subsequent Event

On January 12, 2023, we purchased four forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The four contracts expire quarterly beginning December 2023 and ending September 2024. The forward contracts have a notional amount of €6.9 million and a weighted average forward rate of 1.10.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2022. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2022 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the six months ended December 31, 2022, our net sales were 12% higher than in the first six months ended December 31, 2021. Private-label contract manufacturing sales increased 23% primarily due to higher sales to our two largest customers, partially offset by decreased sales to other customers and lower average exchange rates applied to sales denominated in Euro as compared to the prior year period. Our foreign exchange rates as applied to sales denominated in Euro decreased to a weighted average of 1.13 EUR/USD in the six months ended December 31, 2022 compared to a weighted average of 1.18 EUR/USD during the six months ended December 31, 2021. Revenue concentration risk for our largest private-label contract manufacturing customer as a percentage of our total net sales increased from 35% for the six months ended December 31, 2021 to 36% for the six months ended December 31, 2022. We expect our annualized fiscal year 2023 revenue concentration for our largest customer to increase compared to fiscal 2022 revenue.

During the six months ended December 31, 2022, patent and trademark licensing revenue decreased 68% to $2.8 million, compared to revenue of $8.8 million for the six months ended December 31, 2021. The decrease in patent and trademark licensing revenue during six months ended December 31, 2022 was primarily due to a decrease in orders from existing customers as a result of market and inflationary factors along with a general slowdown in the Sports Nutrition sales channel. Included in the market factors is the fact that the six months ended December 31, 2021 benefited from a ramp up of Sports Nutrition sales activity due to easing COVID restrictions on athletic activities with no corresponding activity in the six months ended December 31, 2022.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our recent efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred litigation and patent compliance expenses of approximately $0.1 million during the first six months of fiscal 2023 as compared to $0.2 million during the comparable period in fiscal 2022. Our legal expense associated with our CarnoSyn® business has remained low as we have no active litigation and the current run-rate of expenses is primarily related to maintenance of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2023, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

Based on our current sales order volumes and forecasts we have received from our customers, we now anticipate our fiscal 2023 consolidated net sales will decrease slightly compared to fiscal 2022. We anticipate operating income will be negatively impacted by changes in sales mix, unfavorable foreign exchange rates, and inflationary factors including increased operational costs, increased labor, raw material, freight and supply chain costs. We anticipate the negative effects of these factors will have a more significant impact to our operating income in the second half of fiscal 2023. We are actively evaluating cost reduction opportunities, including working with both suppliers and customers, to mitigate the impact of these higher operational costs on our financial results. There can be no assurance our expectations will result in the currently anticipated net sales or financial results.

During the remainder of fiscal year 2023, we also plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and to assist us in developing relationships with additional quality oriented customers;

•	Completing construction on our new high-volume powder blending and packaging facility, which we expect to be operational by late fiscal year 2023;

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

We will continue to monitor the situation and may take further actions to alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. While we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe we will be able to remain operational and our working capital will be sufficient for us to remain operational even as the longer-term consequences of this pandemic become known.

Discussion of Critical Accounting Estimates

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies are disclosed in Note 1 of Item 1 of this report and as disclosed in the 2022 Annual Report.

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

Results of Operations

The results of our operations for the three and six months ended December 31 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2022	2021	% Change	2022	2021	% Change
Private label contract manufacturing	$40,839	$33,677	21%	$82,615	$67,271	23%
Patent and trademark licensing	1,456	4,050	(64)%	2,807	8,796	(68)%
Total net sales	42,295	37,727	12%	85,422	76,067	12%
Cost of goods sold	36,081	31,181	16%	73,837	61,240	21%
Gross profit	6,214	6,546	(5)%	11,585	14,827	(22)%
Gross profit %	14.7%	17.4%		13.6%	19.5%

Selling, general and administrative expenses	3,729	4,145	(10)%	7,558	8,198	(8)%
% of net sales	8.8%	11.0%		8.8%	10.8%

Income from operations	2,485	2,401	3%	4,027	6,629	(39)%
% of net sales	5.9%	6.4%		4.7%	8.7%

Other expense	(199)	(9)	2,111%	(423)	(35)	1,109%
Income before income taxes	2,286	2,392	(4)%	3,604	6,594	(45)%
% of net sales	5.4%	6.3%		4.2%	8.7%

Provision for income taxes	473	545	(13)%	738	1,491	(51)%
Net income	$1,813	$1,847	(2)%	$2,866	$5,103	(44)%
% of net sales	4.3%	4.9%		3.4%	6.7%

Private-label contract manufacturing net sales increased 21% during the three months ended December 31, 2022, and 23% for the six months ended December 31, 2022, when compared to the same periods in the prior year. The increase in sales during the three and six months ended December 31, 2022 was primarily due to increased sales to two of our largest customers, partially offset by decreased sales to other customers and lower average exchange rates applied to sales denominated in Euro as compared to the prior year period. Our foreign exchange rates as applied to sales denominated in Euro decreased to a weighted average of 1.14 EUR/USD in the three months ended December 31, 2022 compared to a weighted average of 1.18 EUR/USD during the three months ended December 31, 2021. Our foreign exchange rates as applied to sales denominated in Euro decreased to a weighted average of 1.13 EUR/USD in the six months ended December 31, 2022 compared to a weighted average of 1.18 EUR/USD during the six months ended December 31, 2021.

Net sales from our patent and trademark licensing segment decreased 64% during the three months ended December 31, 2022, and 68% for the six months ended December 31, 2022, when compared to the same periods in the prior year. The decrease in patent and trademark licensing revenue during the three and six months ended December 31, 2022 was primarily due to a decrease in orders from existing customers as a result of market and inflationary factors along with a general slowdown in the Sports Nutrition sales channel. Included in the market factors is the fact that the three and six months ended December 31, 2021 benefited from a ramp up of Sports Nutrition sales activity due to easing COVID restrictions on athletic activities with no corresponding activity in the three and six months ended December 31, 2022.

The change in gross profit margin for the three and six months ended December 31, 2022, was as follows:

	Three Months	Six Months
	Ended	Ended

Contract manufacturing(1)	1.5%	(0.6)%
Patent and trademark licensing(2)	(4.2)	(5.4)
Total change in gross profit margin	(2.7)%	(6.0)%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 1.5 percentage points during the three months ended December 31, 2022 when compared to the comparable prior year periods. The increase in gross profit as a percentage of sales for private-label contract manufacturing during the three months ended December 31, 2022 is primarily due to favorable sales mix, partially offset by an increase in per unit manufacturing costs. For the six months ended December 31, 2022, the contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 0.6 percentage points as compared to the comparable prior year period, primarily due to an increase in per-unit manufacturing costs, partially offset by favorable sales mix. The increases in per unit manufacturing costs include the negative impacts of increased labor and freight costs and the impact of unfavorable foreign exchange rates applied to sales denominated in Euros and expenses denominated in Euros and Swiss Francs.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 4.2 percentage points during the three months ended December 31, 2022 and 5.4 percentage points for the six months ended December 31, 2022 when compared to the comparable prior year periods. The decrease in margin contribution was primarily due to decreased patent and trademark licensing net sales as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business. The six months ended December 31, 2021 also included a favorable change in our estimates of certain volume rebate programs while the six months ended December 31, 2022 included an unfavorable change in our estimates of certain volume rebate programs.

Selling, general and administrative expenses decreased $0.4 million, or 10%, during the three months ended December 31, 2022 and $0.6 million, or 8%, as compared to the comparable prior year periods. The decrease during the three months ended December 21, 2022 as compared to the same period in the prior fiscal year is primarily related to a partial recovery of accounts receivable that had been reserved as uncollectible in a prior fiscal year. The decrease during the six months ended December 21, 2022 as compared to the same period in the prior fiscal year is primarily related to a partial recovery of accounts receivable that had been reserved for in a prior fiscal year and lower salaries expense.

Other expense increased $0.2 million during the three months ended December 31, 2022 and $0.4 million during the six months ended December 31, 2022 when compared to the comparable periods during the prior year. The increase in both the three and six month periods is primarily associated with increased expenses related to our CHF balance sheet hedge and interest expense related to usage of our line of credit.

Our income tax expense decreased $0.1 million for the three months ended December 31, 2022 and decreased $0.8 million for the six months ended December 31, 2022 when compared to the same periods in fiscal 2022. The decrease in income tax expenses for the three and six month periods was primarily related to a decrease in pre-tax income as compared to the same periods in the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $3.7 million for the six months ended December 31, 2022 compared to net cash used in operating activities of $0.6 million in the comparable period during the prior fiscal year.

At December 31, 2022, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, provided $7.2 million in cash compared to providing $2.8 million of cash during the comparable six month period in the prior year. The increase in cash used by accounts receivable during the six months ended December 31, 2022 primarily resulted from the timing of sales and related collections and a partial recovery of one accounts receivable that had been reserved as uncollectible in a prior fiscal year. Days sales outstanding was 30 days during the six months ended December 31, 2022 as compared to 40 days for the prior year period.

Changes in inventory used $3.6 million in cash during the six months ended December 31, 2022 compared to using $4.8 million in the comparable prior year period. The change in cash related to inventory during the six months ended December 31, 2022 was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to same period in the prior year. Changes in accounts payable and accrued liabilities used $3.1 million in cash during the six months ended December 31, 2022 compared to using $3.8 million during the six months ended December 31, 2021. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the six months ended December 31, 2022 was $11.6 million compared to $19.6 million in the comparable prior year period. The primary reason for the change was due to the purchase of a new manufacturing and warehouse facility in Carlsbad, CA during the six months ended December 31, 2021 while the six months ended December 31, 2022 included capital improvement costs and equipment purchases associated with the on-going project to improve the new facility to become a high capacity powder processing and storage facility.

Cash used in financing activities for the six months ended December 31, 2022, was $1.2 million, compared to $7.4 million provided in the comparable prior year period.  The difference is primarily due to borrowing costs related to the purchase of our new manufacturing and warehouse facility in Carlsbad, CA, during the first quarter of fiscal 2022 offset by the difference in treasury stock repurchase activity during the same period.

At December 31, 2022, we had $9.7 million outstanding under the Term Note we used to purchase our new Carlsbad, California warehouse and manufacturing facility in August 2021. We also have $20.0 million available for borrowing under our working capital line of credit with Wells Fargo Bank, which had no amounts outstanding as of December 31, 2022.  During the six months ended December 31, 2022, we were in compliance with all of the financial and other covenants required under the Credit Agreement for this credit line. Refer to Item 1, Note F., "Debt," in this Quarterly Report, for the terms of this Credit Agreement.

As of December 31, 2022, we had $12.8 million in cash and cash equivalents. We believe our available cash, cash equivalents, credit facility and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures, and minimum debt and interest payments through the next 12 months.  Our capital requirements for fiscal 2023 include amounts that will be required to complete our planned improvements to the proposed powder blending, packaging and storage facility we purchased in August 2021.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the notes to our consolidated financial statements included under Item 1, Note A. of this Report. Other than those pronouncements, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information: (1) is gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose as of December 31, 2022.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 8, 2023, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three and six month periods ended December 31, 2022 and December 31, 2021.

Repurchases

During the three months ended December 31, 2022 we repurchased 68,570 shares of our common stock at a total cost of $0.5 million (including commissions and transaction fees) as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of December 31, 2022) (in thousands)
October 1, 2022 to October 31, 2022	21,283	9.05	21,283	—
November 1, 2022 to November 30, 2022	11,920	7.79	11,920	—
December 1, 2022 to December 31, 2022	35,367	7.83	35,367	—
Total	68,570		68,570	$949

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

Date: February 8, 2023

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)