Form 10-Q
period 2023-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2023-05-15
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging Growth Company	☐

Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

As of May 15, 2023, 6,077,213 shares of NAI's common stock were outstanding, net of 3,232,193 treasury shares.

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

•	the outcome of litigation, regulatory and tax matters we may become involved in, the costs associated with such matters and the effect of such matters on our business and results of operations;
•	sources, availability and quality of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•	the impact of the Covid-19 Pandemic ("COVID-19") and other external factors both within and outside of our control, on our business and results in operations including variations in our quarterly net sales, out employees, supply chain, vendors and customers;
•	the future adequacy and intended use of our facilities, including obtaining certifications for our new manufacturing facility in Carlsbad, CA, which began commercial production in April 2023;
•	potential manufacturing and distribution channels, product returns, and potential product recalls;
•	future customer orders;
•	the impact of external factors on our business and results of operations, especially, for example, variations in quarterly net sales from seasonal and other external factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMPs);
•	our ability to successfully expand our operations, including outside the United States (U.S.);
•	the adequacy of our financial reserves and allowances;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this Report underlying or relating to any forward-looking statements.

Forward-looking statements in this Report speak only as of the date of this Report based on information available to us at that time and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain future events, risks, and uncertainties that are or may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this Report as they identify certain important factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part I of our fiscal 2023 Annual Report, as well as in other reports and documents we have filed and will file with the United States Securities and Exchange Commission (SEC).

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$15,560	$21,833
Accounts receivable – less allowance for doubtful accounts of $757 at March 31, 2023 and $3,383 at June 30, 2022	7,611	17,422
Inventories, net	39,309	32,475
Income tax receivable	637	67
Forward contracts	911	3,144
Prepaids and other current assets	2,258	1,805
Total current assets	66,286	76,746
Property and equipment, net	54,757	44,573
Operating lease right-of-use assets	19,958	21,701
Other noncurrent assets, net	2,926	2,983
Total assets	$143,927	$146,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,890	$16,185
Accrued liabilities	1,718	2,787
Accrued compensation and employee benefits	3,059	3,673
Customer deposits	326	140
Income taxes payable	166	174
Mortgage note payable, current portion	309	302
Line of credit - current	9,100	—
Total current liabilities	25,568	23,261

Long-term liability – operating leases	20,786	22,047
Long-term pension liability	419	344
Deferred tax liability	284	1,220
Mortgage note payable, net of current portion	9,277	9,493
Income taxes payable, noncurrent	987	1,118
Total liabilities	57,321	57,483
Commitments and contingencies (Notes E, F, and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at March 31, 2023 and June 30, 2022, issued and outstanding (net of treasury shares) 6,077,213 at March 31, 2023 and 6,129,611 at June 30, 2022	91	89
Additional paid-in capital	31,146	30,423
Retained earnings	78,146	77,661
Treasury stock, at cost, 3,232,193 shares at March 31, 2023 and 3,061,795 at June 30, 2022	(22,855)	(21,352)
Accumulated other comprehensive income	78	1,699
Total stockholders’ equity	86,606	88,520
Total liabilities and stockholders’ equity	$143,927	$146,003

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales	$32,699	$42,373	$118,121	$118,440
Cost of goods sold	31,323	34,980	105,160	96,220
Gross profit	1,376	7,393	12,961	22,220
Selling, general and administrative	3,864	4,119	11,422	12,317

(Loss) income from operations	(2,488)	3,274	1,539	9,903

Other (expense) income:
Interest income	12	—	25	—
Interest expense	(116)	(19)	(246)	(45)
Foreign exchange loss	(194)	(40)	(484)	(35)
Other, net	(2)	(29)	(18)	(43)
Total other expense	(300)	(88)	(723)	(123)

(Loss) income before income taxes	(2,788)	3,186	816	9,780
(Benefit) provision for income taxes	(407)	682	331	2,173
Net (loss) income	$(2,381)	$2,504	$485	$7,607

Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(357)	474	(1,621)	1,759

Comprehensive (loss) income	$(2,738)	$2,978	$(1,136)	$9,366

Net (loss) income per common share:
Basic	$(0.41)	$0.42	$0.08	$1.23
Diluted	$(0.41)	$0.41	$0.08	$1.22

Weighted average common shares outstanding
Basic	5,816,058	6,003,036	5,867,400	6,167,539
Diluted	5,816,058	6,041,424	5,885,116	6,216,422

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three-Month Period Ended March 31, 2023 and 2022

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2022	9,191,406	$89	$30,890	$80,527	3,177,160	$(22,411)	$435	$89,530
Compensation expense related to stock compensation plans	—	—	258	—	—	—	—	258
Issuance of common stock for restricted stock grants	118,000	2	(2)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	49,034	(444)	—	(444)
Forfeiture of restricted stock	—	—	—	—	5,999	—	—	—
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(357)	(357)
Net loss	—	—	—	(2,381)	—	—	—	(2,381)
Balance, March 31, 2023	9,309,406	$91	$31,146	$78,146	3,232,193	$(22,855)	$78	$86,606

Balance, December 31, 2021	9,004,365	$88	$29,923	$72,052	2,776,623	$(18,386)	$724	$84,401
Compensation expense related to stock compensation plans	—	—	266	—	—	—	—	266
Issuance of common stock for restricted stock grants	126,850	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	206,971	(2,568)	—	(2,568)
Forfeiture of restricted stock	—	—	—	—	1,400	—	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	474	474
Net income	—	—	—	2,504	—	—	—	2,504
Balance, March 31, 2022	9,131,215	$89	$30,188	$74,556	2,984,994	$(20,954)	$1,198	$85,077

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Nine-Month Period Ended March 31, 2023 and 2022

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2022	9,191,406	$89	$30,423	$77,661	3,061,795	$(21,352)	$1,699	$88,520
Compensation expense related to stock compensation plans	—	—	725	—	—	—	—	725
Issuance of common stock for restricted stock grants	118,000	2	(2)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	164,399	(1,503)	—	(1,503)
Forfeiture of restricted stock	—	—	—	—	5,999	—	—	—
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,621)	(1,621)
Net income	—	—	—	485	—	—	—	485
Balance, March 31, 2023	9,309,406	$91	$31,146	$78,146	3,232,193	$(22,855)	$78	$86,606

Balance, June 30, 2021	9,004,365	$88	$29,456	$66,949	2,567,797	$(15,849)	$(561)	$80,083
Compensation expense related to stock compensation plans	—	—	733	—	—	—	—	733
Issuance of common stock for restricted stock grants	126,850	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	397,365	(5,105)	—	(5,105)
Forfeiture of restricted stock	—	—	—	—	19,832	—	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	1,759	1,759
Net income	—	—	—	7,607	—	—	—	7,607
Balance, March 31, 2022	9,131,215	$89	$30,188	$74,556	2,984,994	$(20,954)	$1,198	$85,077

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$485	$7,607
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Recovery of uncollectible accounts receivable	(18)	(48)
Depreciation and amortization	3,050	3,318
Non-cash compensation	725	733
Non-cash lease expenses	2,937	2,355
Pension expense, net of contributions	75	26
Gain on disposal of assets	(43)	(9)
Changes in operating assets and liabilities:
Accounts receivable	9,829	1,257
Inventories, net	(6,834)	(9,794)
Prepaids and other assets	(868)	(2,019)
Accounts payable and accrued liabilities	(6,178)	4,390
Forward contracts	517	(1,654)
Accrued compensation and employee benefits	(614)	(1,474)
Operating lease liabilities	(2,455)	(2,423)
Income taxes	(1,078)	857
Net cash (used in) provided by operating activities	(470)	3,122

Cash flows from investing activities
Proceeds from sale of property and equipment	48	30
Purchases of property and equipment	(13,239)	(21,468)
Net cash used in investing activities	(13,191)	(21,438)

Cash flows from financing activities
Borrowings on line of credit	9,100	—
Borrowings on long-term debt	—	10,000
Payments on long-term debt	(209)	(137)
Repurchase of common stock	(1,503)	(5,105)
Net cash provided by financing activities	7,388	4,758

Net decrease in cash and cash equivalents	(6,273)	(13,558)
Cash and cash equivalents at beginning of period	21,833	32,133
Cash and cash equivalents at end of period	$15,560	$18,575

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$507	$173
Income taxes	$1,321	$2,169

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

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

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the three and nine months ended March 31, 2023.

Recently Issued Accounting and Regulatory Pronouncements

Other recently issued accounting pronouncements are not discussed in this Report as such pronouncements did not have, and are not believed by management to have, a material impact on our present or future financial statements.

Net (Loss) Income per Common Share

We compute net income per common share using the weighted average number of common shares outstanding during the period, and diluted net income per common share using the additional dilutive effect of all dilutive securities. The dilutive impact of unvested restricted shares account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net (loss) income per common share as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Numerator
Net (loss) income	$(2,381)	$2,504	$485	$7,607

Denominator
Basic weighted average common shares outstanding	5,816	6,003	5,867	6,168
Dilutive effect of restricted stock	—	38	18	48
Diluted weighted average common shares outstanding	5,816	6,041	5,885	6,216

Basic net (loss) income per common share	$(0.41)	$0.42	$0.08	$1.23

Diluted net (loss) income per common share	$(0.41)	$0.41	$0.08	$1.22

We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive. During the three months ended March 31, 2023, we excluded 227,082 shares of restricted stock. During the nine months ended March 31, 2023, we excluded 151,585 shares of restricted stock. During the three and nine months ended March 31, 2022, we excluded 126,850 shares of restricted stock.

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

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2022	Additions	Revenue Recognized	Customer Refunds	March 31, 2023
Contract Liabilities (Customer Deposits)	$140	$326	$(137)	$(3)	$326

	June 30, 2021	Additions	Revenue Recognized	Customer Refunds	March 31, 2022
Contract Liabilities (Customer Deposits)	$1,721	$372	$(1,721)	$—	$372

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of March 31, 2023, we have no estimated returns liability.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $2.3 million during the three months ended March 31, 2023, and $5.2 million during the nine months ended March 31, 2023. We similarly recorded $4.8 million during the three months ended March 31, 2022, and $13.5 million during the nine months ended March 31, 2022. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $107,000 during the three months ended March 31, 2023, and $213,000 during the nine months ended March 31, 2023. We recorded $200,000 of royalty expense during the three months ended March 31, 2022, and $600,000 during the nine months ended March 31, 2022.

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

We did not have any option activity or options outstanding during the three and nine month periods ended March 31, 2023 or March 31, 2022.

During the three and nine months ended March 31, 2023, we granted a total of 118,000 restricted stock shares to members of our Board of Directors and certain key members of our management team. During the three months ended March 31, 2022, we granted a total of 126,850 restricted stock shares to members of our Board of Directors and certain key members of our management team. During the three and nine months ended March 31, 2023, 5,999 restricted stock shares were forfeited. During the three months ended March 31, 2022, 1,400 restricted stock shares were forfeited. During the nine months ended March 31, 2022, 19,832 restricted stock shares were forfeited. Our net income included stock-based compensation expense with the vesting of prior restricted stock grants of approximately $0.3 million for the three months ended March 31, 2023 and $0.7 million for the nine month ended March 31, 2023. Our net income included stock based compensation expense in connection with the vesting of prior restricted stock grants of approximately $0.3 million for the three months ended March 31, 2022 and $0.7 million for the nine months ended March 31, 2022.

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

During the three and nine months ended March 31, 2023, we granted a total of $0.6 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. During the three and nine months ended March 31, 2022, we granted a total of $0.3 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. Each deferred cash award provides for three equal cash payments to the applicable Participant to be paid on the one year, two year, and three year anniversaries of the date of the grant of such Awards, (the “Award Date”); provided on the date of each payment (the “Payment Date”), the Participant has been since Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments are to be made in connection with the Award.

No deferred cash awards were forfeited during the three and nine month periods ended March 31, 2023. No deferred cash awards were forfeited during the three months ended March 31, 2022. Awards totaling $191,000 were forfeited during the nine months ended March 31, 2022.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of March 31, 2023, and June 30, 2022, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange and interest rate swap contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	March 31, 2023		June 30, 2022
Euro Forward Contract– Current Assets		$593	$3,144
Swiss Franc Forward Contract – Current Assets		318	109
Total Derivative Contracts – Current Assets		911	3,253

Interest Swap – Other noncurrent Assets		542	453
Euro Forward Contract– Other noncurrent Assets		—	561
Total Derivative Contracts – Other noncurrent Assets		542	1,014

Euro Forward Contract– Current Liabilities	$		$—
Swiss Franc Forward Contract – Current Liabilities		—	—
Total Derivative Contracts – Current Liabilities			—

Fair Value Net Asset – all Derivative Contracts		$1,453	$4,267

We also classify any outstanding line of credit and term loan balance as a Level 2 liability. As of March 31, 2023, and June 30, 2022, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2022 or the three and nine months ended March 31, 2023.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Raw materials	$24,880	$28,196
Work in progress	6,955	1,948
Finished goods	8,117	2,842
Reserve	(643)	(511)
	$39,309	$32,475

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life In Years			March 31, 2023	June 30, 2022
Land	NA			$7,645	$7,645
Building and building improvements	7	–	39	25,817	17,415
Machinery and equipment	3	–	12	41,715	40,131
Office equipment and furniture	3	–	5	6,288	5,970
Vehicles		3		265	211
Leasehold improvements	1	–	15	22,540	21,626
Total property and equipment				104,270	92,998
Less: accumulated depreciation and amortization				(49,513)	(48,425)
Property and equipment, net				$54,757	$44,573

Depreciation expense was approximately $1.0 million during the three months ended March 31, 2023 and $3.1 million for the nine months ended March 31, 2023. Depreciation expense was approximately $1.2 million during the three months ended March 31, 2022 and $3.3 million for the nine months ended March 31, 2022. Construction in progress is included in the building and building improvements line.

D. Other Comprehensive (Loss) Income

Other comprehensive (loss) income ( “OCL” and “OCI”) consisted of the following during the three and nine months ended March 31, 2023 and March 31, 2022 (in thousands):

	Three Months Ended
	March 31, 2023
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(444)	$391	$488	$435
OCI/OCL before reclassifications	—	713	(90)	623
Amounts reclassified from OCI to Sales	—	(1,181)	—	(1,181)
Tax effect of OCI activity	—	122	79	201
Net current period OCI/OCL	—	(346)	(11)	(357)
Ending Balance	$(444)	$45	$477	$78

	Nine Months Ended
	March 31, 2023
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(444)	$1,795	$348	$1,699
OCI/OCL before reclassifications	—	1,328	88	1,416
Amounts reclassified from OCI to Sales	—	(3,604)	41	(3,563)
Tax effect of OCI activity	—	526	—	526
Net current period OCI/OCL	—	(1,750)	129	(1,621)
Ending Balance	$(444)	$45	$477	$78

	Three Months Ended
	March 31, 2022
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(538)	$1,200	$62	$724
OCI/OCL before reclassifications	—	1,064	299	1,363
Amounts reclassified from OCI to Sales	—	(685)	—	(685)
Tax effect of OCI activity	—	(120)	(84)	(204)
Net current period OCI/OCL	—	259	215	474
Ending Balance	$(538)	$1,459	$277	$1,198

	Nine Months Ended
	March 31, 2022
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(538)	$(23)	$—	$(561)
OCI/OCL before reclassifications	—	3,308	361	3,669
Amounts reclassified from OCI to Sales	—	(1,335)	—	(1,335)
Tax effect of OCI activity	—	(491)	(84)	(575)
Net current period OCI/OCL	—	1,482	277	1,759)
Ending Balance	$(538)	$1,459	$277	$1,198

E. Leases

We currently lease our Vista, CA and Lugano, Switzerland product manufacturing and support facilities.

Leases are classified as operating leases. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of March 31, 2023, the weighted average remaining lease term for our operating leases was 5.8 years and the weighted average discount rate for our operating leases was 4.15%. As of June 30, 2022, the weighted average remaining lease term for our operating leases was 6.3 years and the weighted average discount rate was 4.12%.

Other information related to leases as of March 31, 2023 and March 31, 2022 was as follows (in thousands):

Supplemental Cash Flows Information	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,433	$2,495
Operating lease liabilities arising from obtaining Right of Use Assets for new leases	—	$182

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

On March 31, 2023, we were in compliance with all of the financial and other covenants required under the Amended Credit Agreement.

As of March 31, 2023, we had $10.9 million available for borrowing under our credit facility with Wells Fargo Bank.

As of March 31, 2023, we had $9.6 million outstanding under the Term Note used in the purchase of the Carlsbad, California warehouse in August 2021.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023		2022	2023		2022

Customer 1	$15,962		$10,673	$46,948		$19,795
Customer 2	9,558		13,846	38,823		40,110
Customer 3	(a	)	6,773	(a	)	22,761
	$25,520		$31,292	$85,771		$82,666

(a)	Sales were less than 10% of the respective period’s total net sales.

Accounts receivable from these customers totaled $5.2 million at March 31, 2023 and $10.7 million at June 30, 2022.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Supplier 1	$3,916	2,946	$11,394	10,800
	$3,916	2,946	$11,394	10,800

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net Sales
Private label contract manufacturing	$30,354	$37,623	$112,969	$104,894
Patent and trademark licensing	2,345	4,750	5,152	13,546
Total Net Sales	$32,699	$42,373	$118,121	$118,440

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
(Loss) Income from Operations
Private label contract manufacturing	$(1,243)	$3,605	$6,264	$10,065
Patent and trademark licensing	790	1,813	1,485	6,206
(Loss) income from operations of reportable segments	(453)	5,418	7,749	16,271
Corporate expenses not allocated to segments	(2,035)	(2,144)	(6,210)	(6,368)
Total (Loss) Income from Operations	$(2,488)	$3,274	$1,539	$9,903

	March 31, 2023	June 30, 2022
Total Assets
Private-label contract manufacturing	$113,098	$115,649
Patent and trademark licensing	30,829	30,354
	$143,927	$146,003

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

United States	$24,254	$29,382	$82,995	$78,279
Markets outside of the United States	8,445	12,991	35,126	40,161
Total	$32,699	$42,373	$118,121	$118,440

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 81% of net sales in markets outside the U.S. for the three months ended March 31, 2023 and 76% for the nine months ended March 31, 2023. Products manufactured by our Swiss subsidiary ("NAIE") accounted for 85% of net sales in markets outside the U.S. for the three months ended March 31, 2022 and 84% for the nine months ended March 31, 2022.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	March 31, 2023	June 30, 2022
United States	$54,305	$43,769
Europe	20,411	22,505
Total Long-Lived Assets	$74,716	$66,274

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	March 31, 2023	June 30, 2022
United States	$92,149	$83,443
Europe	51,778	62,560
Total Assets	$143,927	$146,003

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Nine Months Ended March 31,
	2023	2022
United States	$12,983	$20,766
Europe	256	702
Total Capital Expenditures	$13,239	$21,468

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

Our effective tax rate for the three months ended March 31, 2023 was 14.6% and our effective tax rate for the three months ended March 31, 2022 was 21.4%. Our effective tax rate for the nine months ended March 31, 2023 was 40.6% and our effective tax rate for the nine months ended March 31, 2022 was 22.2%. Our effective tax rates for the three and nine months ended March 31, 2023 differ from the fiscal 2023 U.S. federal statutory rate of 21% primarily due to due to foreign income tax rate differential, the recognition of a prior year bad debt reserve as a tax loss in the current year, the timing of other forecasted permanent tax items, and discrete tax items related to employee stock vesting and return-to-provision adjustments. Our effective tax rates for the three and nine months ended March 31, 2022 differ from the fiscal 2022 U.S. federal statutory rate of 21% primarily due to foreign income tax rate differential and other tax credits.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three and nine months ended March 31, 2023, there was no change to our valuation allowance for our deferred tax assets.

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

Stock repurchases for the three months ended March 31, 2023 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	25,447	$9.23	$235
Shares acquired from employees for restricted stock vesting	23,587	8.86	209
Total	49,034		$444

Stock repurchases for the nine months ended March 31, 2023 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	140,812	$9.19	$1,294
Shares acquired from employees for restricted stock vesting	23,587	8.86	209
Total	164,399		$1,503

Stock repurchases for the three months ended March 31, 2022 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	179,810	$12.62	$2,269
Shares acquired from employees for restricted stock vesting	27,161	11.00	299
Total	206,971		$2,568

Stock repurchases for the nine months ended March 31, 2022 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	369,512	$12.98	$4,796
Shares acquired from employees for restricted stock vesting	27,853	11.08	309
Total	397,365		$5,105

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

As of March 31, 2023, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through September 2024. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three and nine months ended March 31, 2023 and March 31, 2022.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three and nine months ended March 31, 2023 and March 31, 2022, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of March 31, 2023, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $24.0 million (EUR 21.4 million). As of March 31, 2023, a net gain of approximately $50,000, offset by $6,000 of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $50,000 will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three and nine months ended March 31, 2023, we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of March 31, 2023, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $12.2 million (CHF 11.4 million).

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2023. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2022 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the nine months ended March 31, 2023, our net sales were 0.3% lower than in the nine months ended March 31, 2022. Private-label contract manufacturing sales increased 7.7% primarily due to higher sales to our largest customer, partially offset by decreased sales to other customers and lower average exchange rates applied to sales denominated in Euro as compared to the prior year period. Our foreign exchange rates as applied to sales denominated in Euro decreased to a weighted average of 1.13 EUR/USD in the nine months ended March 31, 2023 compared to a weighted average of 1.18 EUR/USD during the nine months ended March 31, 2022. Revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the nine months ended March 31, 2023 was 40%, and revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the nine months ended March 31, 2022 was 34%. We expect our annualized fiscal 2023 revenue concentration for our largest customer to increase compared to our revenue concentration for our largest customer in fiscal 2022.

During the nine months ended March 31, 2023, patent and trademark licensing revenue decreased 62.0% to $5.2 million, compared to revenue of $13.5 million for the nine months ended March 31, 2022. The decrease in patent and trademark licensing revenue during the nine months ended March 31, 2023 was primarily due to a decrease in orders from existing customers as a result of market and inflationary factors along with a general slowdown in the Sports Nutrition sales channel. Included in the market factors is the fact that the nine months ended March 31, 2022 benefited from a ramp up of Sports Nutrition sales activity due to easing COVID restrictions on athletic activities with no corresponding activity in the nine months ended March 31, 2023.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our recent efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred legal expenses of approximately $0.1 million during the first nine months of fiscal 2023 as compared to $0.3 million during the comparable period in fiscal 2022. Our legal expense associated with our CarnoSyn® business has remained low as we have no active litigation and the current run-rate of expenses is primarily related to maintenance of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2023, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

We experienced a loss from operations during the three months ended March 31, 2023. This was primarily due to a slowdown in sales across both of our operating segments. While we previously anticipated a slight decrease in fiscal 2023 consolidated net sales compared to fiscal 2022, sales decreased further than expected during the third quarter of fiscal 2023 as compared to the same quarter in the prior year. We expect our sales during the fourth quarter of fiscal 2023 will increase as compared to the third quarter of fiscal 2023. The primary driver for our sales decline relates to excess on-hand inventory levels for several of our key customers associated with softening consumer demand. In addition, the majority of our customers maintained larger inventory balances during the previous twelve months related to supply constraints and have now begun to release these excess inventory positions associated with improving supply chain conditions. We believe this decline in near term demand from our customer base is consistent with the overall economic trends in our industry.

Based on our current sales order volumes and forecasts we have received from our customers, we now anticipate our fiscal 2023 consolidated net sales will decrease between 10% to 12% compared to fiscal 2022. We also anticipate we will generate net operating income for our fourth quarter of fiscal 2023 and for the fiscal year ended June 30, 2023. Changes in sales mix, unfavorable foreign exchange rates, and inflationary factors including increased operational costs, increased labor rates, raw material, freight and supply chain costs are anticipated to negatively impact our near-term financial results.

In March 2023, due to reduced orders and forecasts from our customers, we implemented a workforce restructuring plan by eliminating 32 employee positions, representing approximately 9% of our global workforce. The reduction in workforce impacted all of our global locations and is expected to result in reduced operating expenses of approximately $1.8 million on an annualized basis. During the quarter ended March 31, 2023, we recognized restructuring charges of $449,000, primarily related to severance payments associated with this workforce restructuring plan.

We continue to evaluate further cost reduction opportunities, including working with both suppliers and customers, to mitigate the impact of these order reductions and higher operational costs on our financial results. There can be no assurance our expectations will result in the currently anticipated net sales or financial results.

During the remainder of fiscal year 2023, we also plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and to assist us in developing relationships with additional quality oriented customers;

•	Beginning commercial production in our new high-volume powder blending and packaging facility, which was fully opened in April 2023;

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption and has and may continue to have some effect on our business. Our facilities, located both in the United States and Europe, maintained operations throughout the duration of the COVID-19 pandemic, however, there can be no assurance our facilities will continue to operate without interruption.

We will continue to monitor the situation and may take further actions to alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Discussion of Critical Accounting Estimates

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies is disclosed in Note 1 of Item 1 of this report and as disclosed in the 2022 Annual Report.

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

Results of Operations

The results of our operations for the three and nine months ended March 31 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2023	2022	% Change	2023	2022	% Change
Private label contract manufacturing	$30,354	$37,623	(19)%	$112,969	$104,894	8%
Patent and trademark licensing	2,345	4,750	(51)%	5,152	13,546	(62)%
Total net sales	32,699	42,373	(23)%	118,121	118,440	0%
Cost of goods sold	31,323	34,980	(10)%	105,160	96,220	9%
Gross profit	1,376	7,393	(81)%	12,961	22,220	(42)%
Gross profit %	4.2%	17.4%		11.0%	18.8%

Selling, general and administrative expenses	3,864	4,119	(6)%	11,422	12,317	(7)%
% of net sales	11.8%	9.7%		9.7%	10.4%

(Loss) income from operations	(2,488)	3,274	(176)%	1,539	9,903	(85)%
% of net sales	(7.6)%	7.7%		1.3%	8.4%

Other expense	(300)	(88)	241%	(723)	(123)	488%
(Loss) income before income taxes	(2,788)	3,186	(188)%	816	9,780	(92)%
% of net sales	(8.5)%	7.5%		0.7%	8.3%

(Benefit) provision for income taxes	(407)	682	(160)%	331	2,173	(85)%
Net (loss) income	$(2,381)	$2,504	(195)%	$485	$7,607	(94)%
% of net sales	(7.3)%	5.9%		0.4%	6.4%

Private-label contract manufacturing net sales decreased 19% during the three months ended March 31, 2023, and increased 8% for the nine months ended March 31, 2023, when compared to the same periods in the prior year. The decrease in sales during the three months ended March 31, 2023 was primarily due to decreased sales to two of our three largest customers, partially offset by increased sales to our largest customer. The decline in sales to two of our largest customers is due to reduced orders due to their efforts to reduce excess on-hand inventory. Sales were also negatively impacted by Euro to USD foreign exchange rates. Our foreign exchange rates as applied to sales denominated in Euro decreased to a weighted average of 1.14 EUR/USD in the three months ended March 31, 2023 compared to a weighted average of 1.17 EUR/USD during the three months ended March 31, 2022.

The increase in sales during the nine months ended March 31, 2023 was primarily due to increased sales to our largest customer, partially offset by decreased sales to other customers and unfavorable Euro to USD foreign exchange rates. Our foreign exchange rates as applied to sales denominated in Euro decreased to a weighted average of 1.13 EUR/USD in the nine months ended March 31, 2023 compared to a weighted average of 1.18 EUR/USD during the nine months ended March 31, 2022.

Net sales from our patent and trademark licensing segment decreased 51% during the three months ended March 31, 2023, and 62% for the nine months ended March 31, 2023, when compared to the same periods in the prior year. The decrease in patent and trademark licensing revenue during the three and nine months ended March 31, 2023 was primarily due to a decrease in orders from existing customers as a result of market and inflationary factors along with a general slowdown in the Sports Nutrition sales channel. Included in the market factors is the fact that the three and nine months ended March 31, 2022 benefited from a ramp up of Sports Nutrition sales activity due to easing COVID restrictions on athletic activities with no corresponding activity in the three and nine months ended March 31, 2023.

The change in gross profit margin for the three and nine months ended March 31, 2023, was as follows:

	Three Months	Nine Months
	Ended	Ended

Contract manufacturing(1)	(11.5)%	(3.6)%
Patent and trademark licensing(2)	(1.7)	(4.2)
Total change in gross profit margin	(13.2)%	(7.8)%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 11.5 percentage points during the three months ended March 31, 2023 when compared to the comparable prior year periods. The decrease in gross profit as a percentage of sales for private-label contract manufacturing during the three months ended March 31, 2023 is primarily due to lower sales and unfavorable sales mix, increased costs related to labor, utilities, operating supplies, freight and other costs resulting in an increase in per-unit manufacturing costs. Included in the increased labor costs for the three months ended March 31, 2023 is a restructuring charge of $300,000 due to a workforce restructuring plan completed in March of 2023.

For the nine months ended March 31, 2023, the contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 3.6 percentage points as compared to the comparable prior year period, primarily due to an increase in per-unit manufacturing costs driven by increased labor costs and other overhead costs, including operating supplies, utilities, freight, and depreciation. Included in the increased labor costs for the nine months ended March 31, 2023 is a restructuring charge of $300,000.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 1.7 percentage points during the three months ended March 31, 2023 and 4.2 percentage points for the nine months ended March 31, 2023 when compared to the comparable prior year periods. The decrease in margin contribution was primarily due to decreased patent and trademark licensing net sales as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business. The nine months ended March 31, 2022 also included a favorable change in our estimates of certain volume rebate programs while the nine months ended March 31, 2023 included an unfavorable change in our estimates of certain volume rebate programs.

Selling, general and administrative expenses decreased $0.3 million, or 6%, during the three months ended March 31, 2023 and $0.9 million, or 7%, as compared to the comparable prior year periods. The decrease during the three months ended March 31, 2023 as compared to the same period in the prior fiscal year is primarily related to a partial recovery of accounts receivable that had been reserved as uncollectible in a prior fiscal year and lower legal expenses. The decrease during the nine months ended March 31, 2023 as compared to the same period in the prior fiscal year is primarily related to a partial recovery of accounts receivable that had been reserved for in a prior fiscal year and lower legal expenses.

Other expense increased $0.2 million during the three months ended March 31, 2023 and $0.6 million during the nine months ended March 31, 2023 when compared to the comparable periods during the prior year. The increase in both the three and nine month periods is primarily associated with increased expenses related to our CHF balance sheet hedge and interest expense related to usage of our line of credit.

Our income tax (benefit) expense decreased $1.1 million to a benefit of $0.4 million for the three months ended March 31, 2023 when compared to the same period in fiscal 2022. The change in tax rate is primarily due to a pre-tax loss in the third quarter of fiscal 2023 as compared to pre-tax income in the third quarter of fiscal 2022. There was also a difference in the effective tax rate recorded in the third quarter of fiscal 2023 as compared to the same period in fiscal 2022 due to foreign income tax rate differential, the recognition of a prior year bad debt reserve as a tax loss in the current year, the timing of other forecasted permanent tax items, and discrete tax items related to employee stock vesting and return-to-provision adjustments.

Our income tax expense decreased $1.8 million for the nine months ended March 31, 2023 when compared to the same period in 2022. The decrease in income tax expense for the nine months was primarily related to lower pre-tax income partially offset by an unfavorable effective tax rate due primarily to foreign income tax rate differential, the recognition of a prior year bad debt reserve as a tax loss in the current year, the timing of other forecasted permanent tax items, and discrete tax items related to employee stock vesting and return-to-provision adjustments.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash used by operating activities was $0.5 million for the nine months ended March 31, 2023 compared to net cash provided by operating activities of $3.1 million in the comparable period during the prior fiscal year.

At March 31, 2023, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, provided $9.8 million in cash compared to providing $1.2 million of cash during the comparable nine month period in the prior year. The increase in cash provided by accounts receivable during the nine months ended March 31, 2023 primarily resulted from the timing of sales and related collections and a partial recovery of one account receivable that had been reserved as uncollectible in a prior fiscal year. Days sales outstanding was 29 days during the nine months ended March 31, 2023 as compared to 40 days for the prior year period.

Changes in inventory used $6.8 million in cash during the nine months ended March 31, 2023 compared to using $9.8 million in the comparable prior year period. The change in cash related to inventory during the nine months ended March 31, 2023 was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to same period in the prior year. Changes in accounts payable and accrued liabilities used $6.2 million in cash during the nine months ended March 31, 2023 compared to providing $4.4 million during the nine months ended March 31, 2022. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the nine months ended March 31, 2023 was $13.2 million compared to $21.4 million in the comparable prior year period. The primary reason for the change was due to the purchase of a new manufacturing and warehouse facility in Carlsbad, CA during the nine months ended March 31, 2022 while the nine months ended March 31, 2023 included capital improvement costs and equipment purchases associated with the on-going project to improve the new facility to become a high capacity powder processing and storage facility.

Cash provided by financing activities for the nine months ended March 31, 2023, was $7.4 million, compared to $4.8 million provided in the comparable prior year period. The difference is primarily due to higher treasury stock repurchase activity during the nine months ended March 31, 2022.

At March 31, 2023, we had $9.6 million outstanding under the Term Note we used to purchase our new Carlsbad, California warehouse and manufacturing facility in August 2021. We had $9.1 million outstanding on our working capital line of credit with Wells Fargo Bank, with $10.9 million remaining available for borrowing. During the nine months ended March 31, 2023, we were in compliance with all of the financial and other covenants required under the Credit Agreement for this credit line. Refer to Item 1, Note F., "Debt," in this Quarterly Report, for the terms of this Credit Agreement.

As of March 31, 2023, we had $15.6 million in cash and cash equivalents. We believe our available cash, cash equivalents, credit facility and potential cash flows from operations will be sufficient to fund our current working capital needs, capital expenditures, and minimum debt and interest payments through the next 12 months. Our planned improvements to our powder blending, packaging and storage facility we purchased in August 2021 were substantially complete as of March 31, 2023 and we anticipate capital expenditures to be minimal for the remainder of the fiscal year.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose as of March 31, 2023.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 12, 2023, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are often involved in up to several matters in the ordinary course of our business.

There is no assurance NAI will prevail in litigation matters or in similar proceedings NAI or others may initiate or that litigation expenses will not be greater than anticipated.

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

We did not sell any unregistered equity securities during the three and nine month periods ended March 31, 2023 and March 31, 2022.

Repurchases

During the three months ended March 31, 2023 we repurchased 25,447 shares of our common stock at a total cost of $0.2 million (including commissions and transaction fees) as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (as of March 31, 2023) (in thousands)
January 1, 2023 to January 31, 2023	24,662	$9.24	24,662	—
February 1, 2023 to February 28, 2023	785	$8.97	785	—
March 1, 2023 to March 31, 2023	—	—	—	—
Total	25,447		25,447	$714

(1) Average price paid per share includes costs associated with the repurchases

Refer to Note J, "Treasury Stock," in this Quarterly Report, for terms of repurchase plan and additional information.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this Report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on December 8, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this Report to be signed on its behalf by the undersigned, duly authorized officers.

Date: May 12, 2023

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)