Form 10-K
period 2023-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2023-09-21
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2022) was approximately $50,460,000 (based on the closing sale price of $8.39 reported by Nasdaq on December 31, 2022).

As of September 19, 2023, 6,088,813 shares of NAI’s common stock were outstanding, net of 3,240,593 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement, to be filed on or before October 28, 2023, for its Annual Meeting of Stockholders to be held December 7, 2023.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “approximate,” “predict,” “forecast,” “project,”, “future”, or “likely”, or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism or pessimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to develop market acceptance for and increase sales of new products, develop relationships with new customers and maintain or improve existing customer relationships;
•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	our ability to negotiate a revision to our credit facility with Wells Fargo Bank or another financial institution;
•	future customer orders and the timing thereof;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	our ability to attract and retain sufficient labor to successfully execute our business strategies and achieve our goals and objectives;
•	inventory levels, including the adequacy of quality raw material and other inventory levels to meet future customer demand;
•	our ability to price our products to achieve profit margin targets, especially in the current volatile raw material and labor environment, including inflationary factors;
•	our ability to protect our intellectual property;
•	future economic and political conditions;
•	our ability to improve operating efficiencies, manage costs and business risks, and improve or maintain profitability;
•

currency exchange rates and their effect on our results of operations (including amounts that we may reclassify as earnings), the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	the outcome of litigation, regulatory and tax matters we may become involved in, the costs associated with such matters and the effect of such matters on our business and results of operations;
•	sources, availability and quality of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•

the future adequacy and intended use of our facilities, including obtaining third party inspection certifications for our new manufacturing facility in Carlsbad, California, which began commercial production in April 2023;

•	potential manufacturing and distribution channels, product returns, and potential product recalls;
•	the impact of external factors on our business and results of operations, especially, for example, variations in quarterly net sales from customer demand, seasonal, and other external factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMPs);
•	the adequacy of our financial reserves and allowances;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this Report underlying or relating to any forward-looking statements.

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

As our primary business activity, we provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also own a patent estate related to the raw material ingredient known as beta-alanine, which is primarily commercialized through the direct sale of this raw material and supply agreements with third parties for the distribution and use of this raw material under our CarnoSyn® and SR CarnoSyn® trademarks. We also sell a branded version of our SR CarnoSyn® tablet product under a brand we created called SustainedRx® and a product named Perfect Synergy®. We have also recently introduced two new SR CarnoSyn® Wellness tablet products – Complete Vision Support and Complete Memory Support. These products are being offered both as business-to-business private label products and direct to the consumer through Amazon and our own direct to consumer website.

History

Originally founded in 1980, Natural Alternatives International, Inc. (NAI) reorganized as a Delaware corporation in 1989. Our principal executive offices are located at 1535 Faraday Ave, Carlsbad, CA 92008. Our primary U.S. manufacturing facility is located approximately three miles away in Vista, California. We also have another manufacturing and warehousing facility located approximately one mile away from our executive offices in Carlsbad, California. This is a new facility and became operational in April of 2023.

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

Overview of our Facilities and Operations

Our U.S.-based operations are located in Vista and Carlsbad, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory, and other research and development services. Our Vista manufacturing facilities are certified by the Therapeutic Goods Administration (TGA) of Australia after its audit of our GMP’s. TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen to thirty six months. During August 2022, TGA completed an inspection of our Vista, California facility and quality systems for compliance with GMP, and issued a renewed GMP certification valid through August 12, 2025.

Our Vista, California facilities have also been awarded GMP registration annually since October 2002 by NSF International (NSF) through the NSF Dietary Supplements Certification Program and received “GMP for Sport” NSF Certified registration on February 16, 2009. GMP requirements are regulatory standards and guidelines setting forth necessary processes, procedures and documentation for manufacturers in an effort to assure the products produced by that manufacturer have the identity, strength, composition, quality and purity represented. The NSF Certified for Sport program focuses on minimizing the risk that a dietary supplement or sports nutrition product contains banned substances and was developed due to growing demand from athletes and coaches concerned about banned substances in sports supplements. The program focuses primarily on manufacturing and sourcing processes, while embedding preventative measures throughout. NAI’s participation in the program allows us to produce products bearing the NSF Sport logo.

Our Vista, California operations are also certified by Health Canada as compliant with the GMP requirements outlined in Part 3 of the Canadian Natural Health Products Regulations. Health Canada is the department of the Canadian government with responsibility for national public health. Health Canada has initiated work to modernize its regulatory system for food and health products. Health Canada plays an active role in ensuring access to safe and effective drugs and health products while giving high priority to public safety and strives to provide information needed to make good choices and informed decisions regarding one’s health. NAI was issued its initial certification by Health Canada in December 2011 and maintains renewal in compliance with the Natural and Non-prescription Health Products Directorate. This approval demonstrates another level of regulatory compliance by NAI, and may also ease the approval process for our customers who import products into Canada.

Our Vista, California facility is also certified as an Organic Processor and Handler by Natural Food Certifiers (NFC). This certification demonstrates our facility meets the USDA National Organic Program standards and allows our contract manufacturing and packaging services to include products labeled as Organic. The certification requires annual renewal and was last renewed in April 2023. We are registered with the State of California, Department of Public Health Food and Drug Branch as an organic processor. Additionally, we are certified by various Rabbinical and Halal authorities to produce Kosher and Halal certified products. These certifications guarantee the manufacturing facility and processes for, and the ingredients of, certified products have been reviewed and found to be in compliance with the strict dietary laws of the respective Jewish and Muslim communities.

In April 2021, NAI became the first company to meet new safety and benchmarking standards created by the Supplement Safety & Compliance Initiative (SSCI). The SSCI is an industry-driven initiative led by retailers to provide a harmonized benchmark to recognize various safety standards throughout the entire dietary supplement supply chain. Patterned after the Global Food Safety Initiative (GFSI), which has been very successful in implementation across the grocery marketplace and food retail sectors, the program is focused on improved traceability and identification protocols to provide maximum safety for end users. SSCI key objectives include creating effective global systems to ensure traceability, transparency, and quality in the supply chain; reducing risks by ensuring equivalence between safety management systems’ and driving global change through benchmarking of domestic and international quality standards. NAI’s SSCI certification was last renewed in July 2023.

In August 2021, NAI acquired a new manufacturing and warehouse facility in Carlsbad, California and retrofitted the facility to become a dedicated high volume powder blending and packaging facility while also providing additional raw material storage capacity. The state-of-the-art facility commenced full operations in April 2023. While we plan to temporarily close this facility in our second fiscal quarter, we are nonetheless currently evaluating which of the above referenced additional certifications will be advantageous for this new facility based on the types of products and customers we plan to service out of this facility.

NAIE operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license from the Swissmedic Authority of Bern, Switzerland to process pharmaceuticals for packaging, import, export and sale within Switzerland and other countries. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying that NAIE’s expanded facilities conform to their GMPs. In January 2013, following an additional upgrade of NAIE’s manufacturing facilities to include the manufacture of pharmaceuticals, NAIE obtained an additional pharmaceutical approval from the Swissmedic Authority certifying that NAIE’s upgraded facilities conform to GMP. We believe these licenses and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and improve our ability to develop relationships with new customers. NAIE's last Swissmedic inspection was conducted in August 2022 and the renewed GMP compliance certification was issued in November 2022.

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

Business Strategy

Our goals are to achieve long-term growth and profitability and to diversify our sales base. To accomplish these goals, we have sought, and intend to continue to seek, to do the following:

•

leverage our state-of-the-art, new Carlsbad, California facility, and our other certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers and to assist in developing relationships with additional quality oriented customers;

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

We also believe there is significant opportunity with the commercialization of our patent estate through the introduction of CarnoSyn® and SR CarnoSyn® beta-alanine into additional markets and with the introduction of new beta-alanine product offerings. Currently, a majority of our sales of CarnoSyn® are to companies that operate in the sports nutrition channel and are focused on products containing the instant release form of beta-alanine. We believe there are several other markets and distribution channels that represent growth opportunities for the distribution of CarnoSyn® and SR CarnoSyn® beta-alanine. We believe SR CarnoSyn® is a superior delivery system of CarnoSyn® beta-alanine based on its sustained release profile that allows for increased daily dosing and improved muscle retention of carnosine. We believe SR CarnoSyn® beta-alanine is a vital component in the further commercialization of our patent estate outside of the sports nutrition channel. As part of this commercialization effort, we have recently introduced two new SR CarnoSyn® Wellness tablet products – Complete Vision Support and Complete Memory Support. These new offerings are condition-specific tablet products that include SR CarnoSyn® as the primary ingredient along with other science-backed ingredients that strengthen the claims and marketing around the product and are more recognizable to the consumer. These new products are being offered both as business-to-business private label products and direct to the consumer through Amazon and our own direct to consumer website. In addition, we are also working on several innovations that could lead to new patentable products for CarnoSyn® Brands in the future. Our patents related to instant release beta-alanine extend through 2026 and our patents for SR CarnoSyn® extend through 2036.

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

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2023		2022
	$	%	$	%
Private-label Contract Manufacturing	$145,294	94	$154,798	91
Patent and Trademark Licensing	8,721	6	16,168	9
Total Net Sales	$154,015	100	$170,966	100

Research and Development

We are committed to quality research and development. We focus on the development of new science-based products and the improvement of existing products. We periodically test and validate products we manufacture to help ensure their stability, potency, efficacy and safety. We maintain quality control procedures to verify that products we manufacture comply with applicable specifications and standards established by the FDA and other regulatory agencies. We also both direct and participate in clinical research studies, often in collaboration with scientists and research institutions, to validate the benefits of an ingredient or a product and provide scientific support for product claims and marketing initiatives. We believe our commitment to research and development, as well as to our facilities and strategic alliances with our suppliers and customers, allow us to effectively identify, develop and market high-quality and innovative products.

As part of the services we provide to our private-label contract manufacturing customers, we may perform certain research and development activities related to the development or improvement of their products. Our customers are usually charged for our services but are often reimbursed for these costs if their products are ultimately commercialized and manufactured by NAI. Research and development costs, including costs associated with international regulatory compliance services we provide to our customers, are expensed as incurred.

Our research and development expenses for the fiscal year ended June 30, 2023 were $2.1 million, compared to $2.5 million for the fiscal year ended June 30, 2022.

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

Like many companies and industries, we experienced challenges within our supply chain as a result of the effects of the COVID-19 pandemic. In particular, we encountered difficulties related to the supply of raw materials and packaging components. These challenges were driven by, but were not limited to, increased demand for certain ingredients with a limited supply, our supplier’s inability to meet demand due to capacity constraints, and increased lead times associated with constrained transportation availability. While these impacts have lessened over the past year, there continues to be significant pricing pressures and supply chain challenges associated with various raw materials and packaging components and we continue to manage these circumstances by working closely with our customers and suppliers. Additionally, there still remains uncertainty related to existing and potentially increased tariffs. Throughout fiscal 2024, we expect upward pricing pressures for raw materials, packaging components, and other costs will continue as a result of limited supplies of various ingredients and the impact of inflationary factors, including higher labor and transportation costs, and the potential levy of tariffs on goods we import from overseas, including beta-alanine.

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

On August 16, 2023, we announced the temporary closure of our new high-speed powder processing facility in Carlsbad, California due to excess inventory on hand at one of our largest customers and their efforts to rebalance supply and demand. As a result of this temporary closure, sixty-day notice was provided to all employees who may be furloughed starting in early October 2023 as a result of this closure. We expect this facility will re-open and our prior level of operations will resume in this facility late in our third fiscal quarter of 2024, but there can be no assurance this customer will resolve its supply and demand issues in the timeframe expected or what level of business we will have with this customer if they purchase from us in the future. Closure of this plant will contribute to an anticipated net loss in the first half of fiscal 2024, net income for the second half, and an overall annual loss for fiscal 2024. If this customer is unable to resolve its inventory issues in this timeframe, or our sales forecast is not otherwise realized, we will likely experience a continuing material decrease in revenues during fiscal year 2024.

Competition

We compete with other manufacturers, distributors and marketers of vitamins, minerals, plant extracts, and other nutritional supplements both within and outside the U.S. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements comes from many sources. These products are sold primarily through retailers (drug store chains, supermarkets, and mass market discount retailers), ecommerce, health and natural food stores, and direct sales channels (network marketing and internet sales).

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

Our future competitive position for private-label contract manufacturing and patent and trademark licensing will likely depend on, but not be limited to, the following:

•	growing acceptance of our products by new and current customers and by consumers;

•	our ability to protect our proprietary rights in our patent estate and the continued validity of such patents;

•	our ability to successfully expand our product offerings related to our patent and trademark estate;

•	our ability to maintain adequate inventory levels to meet our customer’s demands;

•	our ability to continue to manufacture high quality products at competitive prices;

•	our ability to attract and retain qualified personnel;

•	the effect of any future governmental regulations on our products and business;

•	the results of, and publicity from, product safety and performance studies performed by governments and other research institutions;

•	continued growth of the global nutrition industry; and

•	our ability to respond to changes within the industry and consumer demand, financially and otherwise.

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

Our operations outside the U.S. are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the U.S. and may vary from country to country. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. In other markets outside the U.S., we may be required to obtain approvals, licenses or certifications from a country’s Ministry of Health or comparable agency before we or our customers begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on reformulation of our or our customer’s products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our or our customer’s ability to enter, or continue to operate in certain markets outside the U.S. As with the costs of regulatory compliance in the U.S., foreign regulations require significant financial and operational resources to ensure compliance, and we cannot provide assurances we will always be in compliance despite our best efforts to do so or that being in compliance will not become prohibitively costly to our business. Our failure to maintain regulatory compliance within and outside the U.S. could impact our ability to sell our products and thus, adversely impact our financial position and results of operations.

Intellectual Property

Trademarks. We have developed and use trademarks in our business, particularly relating to corporate, brand and product names. We own 47 trademark registrations; including 11 registrations in the U.S. Eight of these U.S. registrations are incontestable. Federal registration of a trademark in the United States affords the owner nationwide exclusive trademark rights in the registered mark and the ability to prevent subsequent users from using the same or similar mark. However, to the extent any other business operator has acquired trademark rights in a mark by its consistent use of such mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration can be subject to that user’s prior established non-statutory (“Common Law”) rights in that geographic area. In addition, rights in a registered mark are dependent upon the continued use of the mark in connection with the goods and/or services set forth in the registration.

We have 36 foreign trademark registrations covering 41 countries including registrations for CarnoSyn and SR CarnoSyn in Australia, Brazil, Canada, China, Hong Kong, Cuba, the European Union Intellectual Property Office, Israel, Japan, Mexico, New Zealand, Poland, and South Korea. Registrations have also been obtained for CarnoSyn® and the SR CarnoSyn® logos in Switzerland. We also claim common law ownership and protection of certain unregistered trademarks and service marks based upon our continued use of the marks under common law. In some countries, such as the United States, Common Law offers protection of a mark within the particular geographic area in which it is continually and deliberately used.

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

Patents and Patent Licenses. We currently own 11 U.S. patents and 9 corresponding non-U.S. patents registered in countries throughout North America, Europe and Asia. We also have pending applications in several countries. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI and we make certain ongoing royalty payments to the prior owners of the patents. The royalty payments and licenses are expected to continue until the expiration of the patents. We also sell beta-alanine and license our patent and trademark rights related to beta-alanine. Some of our patents extend as far as through 2036.

Licensing, royalties, raw material sales, and revenues we have received associated with the sale and licensing of beta-alanine under the CarnoSyn® and SR CarnoSyn® trade names were primarily related to the direct sale of the raw material beta-alanine and totaled $8.7 million in fiscal 2023. We incurred intellectual property litigation and patent compliance expenses of approximately $0.2 million during fiscal 2023 primarily in connection with our efforts to procure and protect our proprietary rights and patent estate. We expect to continue to incur these types of litigation and compliance expenses during fiscal 2024.

Employees

As of June 30, 2023, we employed 241 full-time employees in the U.S., 3 of whom held executive management positions. Of the remaining full-time employees, 46 were employed in research, laboratory and quality control, 14 in sales and marketing, and 178 in manufacturing and administration. From time to time we use temporary personnel to help us meet shorter-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2023, we had no temporary personnel.

As of June 30, 2023, NAIE employed an additional 76 full-time employees and 4 temporary employees. Most of these positions were in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement, and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good. We cannot assure this will continue in the future.

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

Our results of operations are affected by the level of business activity of our customers and licensees, which in turn are affected by the level of consumer demand for their products. A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for the products we produce for our private-label contract manufacturing customers and products sold or manufactured by others using our licensed patent rights. Any decline in economic conditions in the U.S. and the various foreign markets in which our customers operate could negatively impact our customers’ businesses and our operations. A significant decline in consumer demand and the level of business activity of our customers, even if only due in part to general economic conditions, could have a material adverse effect on our revenues and profit margins.

Risks related to global economic instability, including global supply chain issues, inflation and fuel and energy costs may affect the Company's business.

In February 2022, armed conflict escalated between Russia and Ukraine. Management is monitoring the conflict in Ukraine and any broader economic effects from the crisis. Although Russia and Ukraine did not account for any of our net sales in FY 2023, economic sanctions and export control measures by the U.S. and European Union against Russia have resulted in increased volatility in the availability and prices of raw materials that are produced in that region. There are further concerns regarding continued supply chain disruptions, consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, increased energy costs, and other unforeseen business disruptions due to the current global geopolitical tensions, including relating to Ukraine. Additionally, escalation by Russia beyond Ukraine could adversely affect our European operations. We will continue to evaluate impacts of the conflict on our customers, suppliers, employees, and operations.

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

Prices and availability of commodities consumed or used in connection with raw materials we purchase or the operation of our manufacturing facilities, such as natural gas, diesel, oil and electricity, also fluctuate, and these fluctuations affect the costs of operations. These fluctuations can be unpredictable, can occur over short periods of time and may have a material adverse impact on our operating costs or the timing and costs of various projects. Over the past several years, the United States, and many other countries, have experienced significant volatility related to inflationary factors. These factors have impacted all aspects of manufacturing operations, including increased costs of labor, utilities, materials, supplies, etc. While we continue to evaluate cost reduction opportunities, including working with both suppliers and customers, to attempt to mitigate the impact of these higher operational costs, there can be no assurance our efforts will result in a complete offset of such increases or when inflation will return to more reasonable levels.

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

Our executive officers and other management personnel along with key manufacturing positions are primarily responsible for managing our day-to-day operations. We believe our success depends largely on our ability to attract, retain and motivate highly qualified management and key manufacturing personnel. Competition for qualified individuals can be intense and has been increasing in recent years. We may not be able to hire additional qualified personnel in a timely manner or on terms that would not substantially increase our costs. Any inability to retain a skilled professional management team and manufacturing team could adversely affect our ability to successfully execute our business strategies and achieve our goals and objectives.

Our manufacturing and third party fulfillment activities are subject to certain risks.

We manufacture the majority of our products at our manufacturing facilities in California and Switzerland. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Our manufacturing operations, including those of our suppliers, are subject to power failures, blackouts, border shutdowns, telecommunications failures, computer viruses, cybersecurity vulnerabilities, human error, breakdown, failure or substandard performance of our facilities, our equipment, the improper installation or operation of equipment, terrorism, pandemics (including COVID-19), natural or other disasters, intentional acts of violence, and the need to comply with the requirements or directives of governmental agencies, including but not limited to the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slowdowns or delays in our operations. While we have implemented and regularly evaluate various emergency, contingency and disaster recovery plans and we maintain business interruption insurance, there can be no assurance the occurrence of these or any other operational problems at our facilities in California or Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance our contingency plans will prove to be adequate or successful if needed or our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations. We recently opened a new warehouse and distribution facility in Carlsbad, California, and converted it into a dedicated high volume powder blending and packaging facility while also providing additional raw material storage capacity. There can be no assurance we will be successful in obtaining additional facility certifications that may be necessary to attract new customers or that we will obtain sufficient business through our on-going sales efforts to effectively utilize the facility and our investment therein. Directly as a result of one of our largest customers experiencing a sales decline and consequently retention of excess of inventory, we are currently planning to close our new high-speed powder processing facility in Carlsbad, California. While we anticipate the closure will be temporary this cannot be assured, we cannot currently predict all of the consequences from this plant closure, how long the closure will continue or the overall economic impact of it or other similar declines in product sales by our customers. Notwithstanding, we believe the closure will contribute to an anticipated net loss in the first half of fiscal 2024, net income in the second half and an overall net loss in fiscal 2024.

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

The COVID-19 pandemic could have a material adverse effect on our operations and business.

In March 2020, the World Health Organization declared the outbreak of the coronavirus known as Covid-19 a worldwide pandemic.  As of September 2023, although the U.S. government has declared an end to the pandemic, there are a limited number of approved vaccines or effective treatments for coronavirus and it is extremely difficult to predict the future impact of coronavirus.  In addition, the emergence of new strains of the virus that are resistant to current vaccines could also have an adverse impact on the Company’s business. While our facilities continued to operate amid the global COVID-19 pandemic, disruptions in supply chains have impacted our production and sales. These disruptions, though expected to be temporary, carry uncertainty about their duration, recurrence and impact. The extent of COVID-19's impact on our operational and financial performance depends on ongoing and future pandemic effects on customers, vendors, labor availability, and potential expanded restrictions. While we cannot predict the full scope of COVID-19's impact on our business, operations, liquidity, or capital resources, we believe our existing working capital and credit facility will sustain our operations. However, we cannot guarantee additional working capital will be available when needed, potentially affecting our financial condition and results.

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

We buy our raw materials from a limited number of suppliers. During fiscal 2023 and fiscal 2022, one of our suppliers represented more than 10% of our total raw material purchases. Additionally, we currently purchase all of our beta-alanine for our CarnoSyn® and SR CarnoSyn® business from a single manufacturer located in Japan. Any disruption in their ability to source materials for or produce the amounts of beta-alanine needed to meet our requirements could have an adverse effect on our business.

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

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. We have experienced increases in various raw material costs, transportation costs and the cost of petroleum-based raw materials and packaging supplies used in our business. Increasing pricing pressures on raw materials and other products have continued throughout fiscal 2023 as a result of limited supplies of various ingredients, inflationary factors, including higher labor and transportation costs, and the impact of COVID-19. We expect these upward pressures to continue through fiscal 2024. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects such cost increases could have on our results of operations or financial condition.

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

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2023, sales to our two largest customers were approximately 71% of our consolidated net sales. We cannot predict with any certainty if sales to these customers will increase or decrease in the future.

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

On August 16, 2023, we announced the temporary closure of our new high-speed powder processing facility in Carlsbad, California due to one of our largest customer’s efforts to rebalance supply and demand. We expect  normal operations will not resume in this facility until late in our third fiscal quarter of 2024. There can be no assurance our customer will resolve its supply and demand issues in the timeframe expected. If this customer is unable to resolve these issues in this timeframe, then we will likely experience a continuing material decrease in revenues during fiscal year 2024.

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

We own multiple patents and trademarks related to the use of beta-alanine in food and nutritional supplements. A majority of our revenue and income from this segment is currently derived from activity related to licensing our patents and other intellectual property associated with instant release beta-alanine, sold under our trade name CarnoSyn®. We have five patents for this version of CarnoSyn®, of which the latest expires in 2026. Our patent and trademark licensing revenue decreased from $16.2 million in fiscal 2022 to $8.7 million in fiscal 2023 in part due to a general slowdown in the Sports Nutrition sales channel in fiscal year 2023 while fiscal year 2022 benefited from a recovery of the sports nutrition industry after the reopening of gyms and athletic facilities and activities in accordance with easing COVID-19 guidelines for such activities. There is no assurance we will be successful maintaining our historical CarnoSyn® instant release beta-alanine sales levels or growing future sales volumes with our remaining CarnoSyn® instant release patent estate. If we are not successful it could have a material adverse effect on our business, results of operations, and financial condition.

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

During the recent COVID-19 pandemic, our operations were subject to additional laws and regulations imposed by federal, state, and local governments primarily related to the ability of our employees to come to work and the safety measures that need to be in place in order for our facilities to remain operational. While we already had robust quality standards and procedures, we have had to constantly monitor these new regulations and implement additional procedures where necessary, including at times temperature checks, additional cleaning procedures, allowing administrative personnel to work remotely, etc. Recurrence of pandemic related regulations, or new or expanded regulations, or the reinstatement of pandemic conditions, including any inability to continue qualifying as an essential business in the event of future government imposed lockdowns could adversely affect our results of operations.

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

The United States has implemented increased tariffs on a wide range of goods and materials imported from China and other governments. These goods and materials may include products, applications, and ingredients we or our customers require for their products, including beta-alanine. Our ability to maintain or increase CarnoSyn® sales and licensing revenue depends on the availability of the raw material beta-alanine. China and other governments have responded to the implementation of tariffs by the United States by imposing their own tariffs on certain American products. Continuing or increased tariffs could have a material adverse effect on our customer’s businesses, the availability of beta-alanine, and the cost of other raw materials we use in our customer’s products. While it is difficult to predict whether or how existing and additional potential tariffs will be imposed, or how tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products we or our customers offer for sale, or ingredients we use in the products we manufacture could adversely impact our offerings and our customers, and could have an adverse impact on the availability of raw materials we purchase including beta-alanine from Japan.

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

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents, and similar intellectual property. We may continue to incur significant patent and trademark litigation costs associated with creating and defending our intellectual property. During fiscal 2023, we incurred approximately $0.2 million in patent litigation and prosecution expense and expect these expenses to be between $0.1 million and $0.3 million during fiscal 2024. There is no assurance we will be able to create new intellectual property, protect our existing intellectual property adequately or that our intellectual property rights will be upheld. If as we have been in the past, we are again subject to legal proceedings seeking to invalidate our patent rights, such proceedings or the success of the efforts thereby could have a material adverse impact upon our financial condition and results of operations. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if ultimately determined in our favor, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. If infringement claims are asserted against us, we may seek to obtain a license to use the claiming third party’s intellectual property rights. There can be no assurance such a license would be available at all or available on terms acceptable or favorable to us.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 21% of our outstanding shares of common stock as of June 30, 2023. Approximately 16% of the outstanding shares of common stock are beneficially owned by Mark LeDoux, and his family and affiliates. Mr. LeDoux is our Chief Executive Officer and Chairman of the Board. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

General Risk Factors

We expect our operating results will vary. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our net sales decreased during fiscal 2023 as compared to fiscal 2022, and there can be no assurance our net sales will improve in the near term, or we will earn a profit in any given year. We experienced a net profit in fiscal 2023 but may incur losses in the future. Our operating results may fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We currently anticipate we will experience a net loss in the first half of fiscal 2024, net income in the second half and an overall net loss in fiscal 2024. Fluctuations in our operating results may adversely affect the share price of our common stock.

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

It is possible our cash from operations could become insufficient to meet our working capital needs and/or to implement our business strategies. In such an event, there can be no assurance our existing line of credit would be sufficient to meet our working capital needs, if the line has any credit still available when needed. Furthermore, if we fail to maintain certain loan covenants, we may no longer have access to our credit line. Under the terms of our credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender. Our credit line terminates in May 2025 and there is no guarantee we will be able to extend or renew this credit line on favorable terms or at all.

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

ITEM 2. PROPERTIES

This table summarizes our facilities as of June 30, 2023. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

				Lease
		Square		Expiration
Location	Nature of Use	Feet	How Held	Date
Vista, CA USA(1),(2)	Manufacturing, warehousing, packaging and distribution	162,000	Leased	August 2034
Manno, Switzerland(3)	Manufacturing, warehousing, packaging and distribution	95,990	Leased	December 2032
Manno, Switzerland(4)	Warehousing	30,892	Leased	December 2024
Carlsbad, CA USA(5)	Corporate headquarters	20,981	Owned	N/A
Carlsbad, CA USA(6)	Powder filling, packaging, distribution and storage	67,453	Owned	N/A

(1)	This facility is used by NAI for its private-label contract manufacturing segment.

(2)

At this facility we use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions. In July 2023, NAI executed an extension to the lease covering this facility effective April 1, 2024 and extends the lease through August 31, 2034.

(3)

This facility is used by NAIE in connection with our private-label contract manufacturing segment. In May 2022, NAIE executed an extension to the lease covering this facility that is effective January 1, 2023 and extends the lease through December 31, 2032.

(4)	This facility is used by NAIE for additional warehouse storage.

(5)	We purchased our Carlsbad, California corporate headquarters in March 2016.

(6)

We acquired this facility in August 2021 and retrofitted it into a dedicated high-volume powder blending and packaging facility with supplementary raw material storage. This facility became operational in April 2023, however it is scheduled to be temporarily closed soon due to a current customer holding off on further purchases while absorbing excess inventory.

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

As of September 20, 2023, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business.

There is no assurance NAI will prevail in any litigation matters or that litigation expenses will not be greater than anticipated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2023 and 2022:

	Fiscal 2023		Fiscal 2022
	High	Low	High	Low
First Quarter	$12.60	$8.38	$19.15	$13.50
Second Quarter	$9.84	$7.04	$14.47	$12.49
Third Quarter	$10.12	$7.95	$13.62	$10.68
Fourth Quarter	$9.44	$6.97	$11.73	$8.91

Holders

As of September 19, 2023, there were 181 stockholders of record of our common stock. On that same date, the last sales price of our common stock as reported on NASDAQ was $6.36 per share.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend while such facility is in place without a waiver from our lender.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2023, we did not sell any unregistered securities.

Repurchases

During the quarter ended June 30, 2023, we did not repurchase any shares of our common stock.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2023:

Number of
Shares
Remaining
Available
		Weighted-	for Future
	Number of	Average	Issuance
	Shares	Exercise	Under Equity
	to be Issued	Price	Compensation
	Upon	of	Plans
	Exercise of	Outstanding	(Excluding
	Outstanding	Options,	Shares
	Options,	Warrants,	Reflected in
	Warrants,	and	Column
Plan Category	and Rights	Rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	$—	349,377
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	—	$—	349,377

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2023 and 2022 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

During fiscal 2023, our consolidated net sales were 10% lower than in fiscal 2022. Private-label contract manufacturing sales decreased 6% primarily due to reduced orders from several of our larger customers associated with their efforts to reduce excess on-hand inventory. Sales were also negatively impacted by Euro to USD exchange rates. Our foreign currency exchange rates as applied to sales denominated in Euro decreased to a weighted average of 1.13 EUR/USD in fiscal 2023 compared to a weighted average of 1.18 EUR/USD in fiscal 2022. The decrease in sales to these customers was partially offset by increased sales to our largest customer. Sales to this customer increased 66% in fiscal 2023 as compared to fiscal 2022. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales was 40% in fiscal 2023, and revenue concentration from our largest private-label contract manufacturing customer as a percentage of total net sales in fiscal 2022 was 32%.

During fiscal 2023, patent and trademark licensing revenue decreased 46% to $8.7 million as compared to $16.2 million for fiscal 2022. The decrease in patent and trademark licensing revenue was primarily due to a decrease in orders from existing customers as a result of market and inflationary factors along with a general slowdown in the Sports Nutrition sales channel. Included in the market factors, fiscal 2022 benefited from a ramp up of Sports Nutrition sales activity due to easing COVID restrictions on athletic activities with no corresponding activity in fiscal 2023.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales. As part of this commercialization effort, we have recently introduced two new SR CarnoSyn® Wellness tablet products – Complete Vision Support and Complete Memory Support. These new offerings are condition-specific tablet products that include SR CarnoSyn® as the primary ingredient along with other science-backed ingredients that strengthen the claims and marketing around the product and are more recognizable to the consumer. These new products are being offered both as business-to-business private label products and direct to the consumer through Amazon and our own direct to consumer website. In addition, we are also working on several innovations that could lead to new patentable products for CarnoSyn® Brands in the future.

To protect our CarnoSyn® business, we incurred litigation and patent compliance expenses of approximately $0.2 million during fiscal 2023 and $0.2 million during fiscal 2022. Our legal expense associated with our CarnoSyn® business has remained low as we have no active litigation and the current run-rate of expenses is primarily related to maintenance of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, the availability and the cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During fiscal 2024, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

On August 16, 2023, we announced the temporary closure of our new high-speed powder processing facility in Carlsbad, California due to excess inventory on hand at one of our largest customer’s and their efforts to rebalance supply and demand. As a result of this temporary closure sixty-day notice was provided to all employees who may be furloughed starting in early October 2023. We expect this facility will re-open and our prior level of operations will resume late in our third fiscal quarter of 2024, but there can be no assurance this customer will resolve its supply and demand issues in the timeframe expected, or what level of business we will have with this customer when they purchase from us in the future. If this customer is unable to resolve its inventory issues in this timeframe, or our sales forecast is not realized we will likely experience a continuing material decrease in revenues during fiscal year 2024.

Subject to this uncertainty, and our overall sales forecast, we currently anticipate we will experience a net loss in the first half of fiscal 2024, net income in the second half and an overall net loss in fiscal 2024.

During fiscal 2024, we plan to continue our focus on:

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic resulted in significant economic disruption and may have some effect on our business in the future. Our facilities, located both in the United States and Europe, maintained operations throughout the duration of the COVID-19 pandemic, however, there can be no assurance our facilities will continue to operate without interruption.

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

	Fiscal Year Ended
	June 30, 2023		June 30, 2022		Increase (Decrease)
Private-label contract manufacturing	$145,294	94%	$154,798	91%	$(9,504)	(6)%
Patent and trademark licensing	8,721	6%	16,168	9%	(7,447)	(46)%
Total net sales	154,015	100%	170,966	100%	(16,951)	(10)%
Cost of goods sold	135,857	88%	140,457	82%	(4,600)	(3)%
Gross profit	18,158	12%	30,509	18%	(12,351)	(40)%
Selling, general & administrative expenses	13,445	9%	16,830	10%	(3,385)	(20)%
Income from operations	4,713	3%	13,679	8%	(8,966)	(66)%
Other (loss), net	(1,158)	(1)%	(20)	(0)%	(1,138)	5690%
Income before income taxes	3,555	2%	13,659	8%	(10,104)	(74)%
Provision for income taxes	1,033	1%	2,947	2%	(1,914)	(65)%
Net income	$2,522	2%	$10,712	6%	$(8,190)	(76)%

Private-label contract manufacturing sales decreased 6% primarily due to reduced orders from several of our larger customers associated with their efforts to reduce excess on-hand inventory. Sales were also negatively impacted by Euro to USD exchange rates. Our foreign currency exchange rates as applied to sales denominated in Euro decreased to a weighted average of 1.13 EUR/USD in fiscal 2023 compared to a weighted average of 1.18 EUR/USD in fiscal 2022. The decrease in sales to these customers was partially offset by increased sales to our largest customer. Sales to this customer increased 66% in fiscal 2023 as compared to fiscal 2022. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales was 40% in fiscal 2023, and revenue concentration from our largest private-label contract manufacturing customer as a percentage of total net sales in fiscal 2022 was 32%.

Net sales from our patent and trademark licensing segment decreased 46% during fiscal 2023. The decrease in patent and trademark licensing revenue was primarily due to a decrease in orders from existing customers as a result of market and inflationary factors along with a general slowdown in the Sports Nutrition sales channel. Included in the market factors, fiscal 2022 benefited from a ramp up of Sports Nutrition sales activity due to easing COVID restrictions on athletic activities with no corresponding activity in fiscal 2023.

The change in gross profit margin for the year ended June 30, 2023, was as follows:

Percentage
Change
Contract manufacturing(1)	(3.9)
Patent and trademark licensing(2)	(2.2)
Total change in gross profit margin	(6.1)

1

Private-label contract manufacturing gross profit margin contribution decreased 3.9 percentage points in fiscal 2023 as compared to fiscal 2022. The decrease in gross profit as a percentage of sales for private-label contract manufacturing is primarily due to lower sales and unfavorable sales mix, increased costs related to labor, utilities, operating supplies, freight and other costs resulting in an increase in per-unit manufacturing costs. Included in the increased labor costs for the fiscal 2023 is a restructuring charge of approximately $350,000 due to a workforce restructuring plans completed during the year. These factors were partially offset by a $2.2 million Employee Retention Tax Credit (“ERTC”) recorded in fiscal 2023. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the ERTC. The Tax Payer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended the availability of the ERTC. Under these expanded measures, we determined during fiscal 2023 that we qualified for the ERTC for the first three quarters of calendar 2021 and do not expect any further benefit to subsequent periods.

2

During fiscal 2023, patent and trademark licensing gross profit margin contribution decreased 2.2 percentage points as compared to fiscal 2022. The decrease in margin contribution during the year ended June 30, 2023 was primarily due to decreased patent and trademark licensing net sales as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business.

Selling, general and administrative expenses decreased $3.4 million, or 20% to $13.5 million in fiscal 2023 as compared to $16.8 million in fiscal 2022. The decrease year over year includes a $1.3 million benefit recorded related to our ERTC filing, a $1.4 million bad debt recovery associated with a settlement we agreed to with a former customer whose balance was written-off in a prior year, and favorable salary costs.

Other loss, net, increased $1.1 million during fiscal 2023 as compared to fiscal 2022. The increase is primarily associated with increased expenses related to our CHF balance sheet hedge and interest expense related to usage of our line of credit.

Our income tax expense decreased $1.9 million during fiscal 2023 as compared to fiscal 2022. The decrease is primarily due to a reduction in pre-tax income, which was partially offset by a higher effective tax rate. The increase in effective tax rate was primarily driven by changes in apportionment allocation of income to state jurisdictions and an increase in the Global Low-Taxed Intangible Income associated with our Swiss operations.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $7.0 million in fiscal 2023 compared to net cash provided by operating activities of $11.9 million in fiscal 2022.

At June 30, 2023, changes in accounts receivable, consisting primarily of amounts due from our private-label contract manufacturing customers and our patent and trademark raw material sales activities, provided $11.8 million in cash compared to providing $0.6 million in fiscal 2022. The increase in cash provided by accounts receivable during fiscal 2023 primarily resulted from timing of sales and the related collections. Days sales outstanding decreased to 29 days during fiscal 2023 compared to 38 days during fiscal 2022, primarily due to customer sales mix and timing of sales and the related collections.

Inventory provided $2.8 million in cash during fiscal 2023 compared to using $5.5 million in fiscal 2022. The change in cash activity from inventory was primarily related to the difference in the amount and timing of orders and anticipated sales in fiscal year 2023 as compared to fiscal year 2022. Changes in accounts payable and accrued liabilities used $8.6 million in cash during fiscal 2023 compared to providing $3.1 million during fiscal 2022. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in fiscal 2023 was $13.5 million compared to $26.5 million in fiscal 2022. The primary reason for the change was due to the purchase of a new manufacturing and warehouse facility in Carlsbad, California in fiscal 2022 while fiscal 2023 included capital improvement costs and equipment purchases associated with the on-going project to improve the new facility to become a high capacity powder processing and storage facility.

Cash used in financing activities in fiscal 2023 was $1.8 million, compared to $4.3 million provided in fiscal 2022. The change in financing activities includes a reduction of stock repurchase activity, which totaled $1.5 million in fiscal 2023 as compared to $5.5 million in fiscal 2022. Fiscal 2022 also included $10.0 million in borrowings used to finance a portion of the purchase of our new manufacturing and warehouse facility in Carlsbad, California while fiscal 2023 did not include any such borrowings.

At June 30, 2023,we had no outstanding balances due on our line of credit and had $20.0 million available with this loan facility and we owed $9.5 million on a term loan that was borrowed as part of the purchase of our new Carlsbad manufacturing facility in August 2021. At June 30, 2022 we had no outstanding balances due and $20.0 million available in connection with our loan facility.

During fiscal 2023, we were in compliance with all of the financial and other covenants required under our Credit Agreement.

As of June 30, 2023, we had $13.6 million in cash and cash equivalents. Of these amounts, $12.2 million of cash and cash equivalents were held by NAIE. Overall, we believe our available cash, cash equivalents, potential cash flows from operations, and our credit facility will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months. As a result of reduced sales overall, and the impact of temporary closure of our Carlsbad California high-speed powder processing facility, we anticipate we will not be able to comply with all of the covenants required under the Credit Agreement in the second quarter of fiscal 2024.  We have advised the lender and are currently negotiating a potential revised credit facility. There can be no assurance we will be able to successfully complete the negotiation of a revised credit facility, or what the differences in amount, cost and other factors may be. Please see Note F in Item 8 of this report for terms of our credit facility.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons, in each case that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2023, we experienced price increases in product raw material and operational costs related to inflationary pressures. We currently believe increasing raw material and product cost pricing pressures will continue throughout fiscal 2024 as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, rising interest rates, higher global fuel and energy costs, and the continued impact of COVID-19. We anticipate current inflation rates will have a negative impact on our fiscal 2024 operations and we are monitoring the drivers and working with suppliers and customers to mitigate the impact on our results.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Natural Alternatives International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of these critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition—Refer to Note A to the Consolidated Financial Statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company enters certain customer supply contracts that contain unique, customer-specific terms and conditions that results in variable consideration. For such contracts, significant interpretation may be required to determine the contract terms, estimated amounts and timing of recognition of variable consideration.  Variable consideration includes volume-related and other discounts and pricing concessions.

Our assessment of management’s evaluation of the above referenced matters related to proper revenue recognition is significant to our audit because the amounts are material to the consolidated financial statements, the assessment process involves significant judgment, and the application of U.S. generally accepted accounting principles in this area is complex.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer contracts that include variable consideration included the following:

●	We evaluated the appropriateness of management’s revenue recognition policies.

●	We tested the mathematical accuracy of management’s calculations of revenue, including variable consideration, and the associated timing of revenue recognized in the consolidated financial statements.

●	We selected a sample of revenue transactions with variable consideration and performed the following procedures:

o	Obtained and read contracts and other source documents for each selection.

o	Tested management’s identification and treatment of the key contract terms, including performance obligations and variable consideration.

o	Evaluated the appropriateness of management's application of the Company’s accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

Employee Retention Credits – Refer to Note A to the Consolidated Financial Statements

Critical Audit Matter Description

The Company applied for Employee Retention Credits (“ERCs”) as provided for by provisions of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).  ERCs related to eligible quarterly periods in fiscal 2021 aggregated a net amount of $3,477,526, for which the Company submitted its amended payroll tax returns during the fiscal year ended June 30, 2023.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s eligibility for ERCs included the following:

●	We obtained an understanding of the provisions of the ERCs, as afforded by the CARES Act and notices published by the IRS.

●	We evaluated management’s analysis supporting the Company’s eligibility to receive the ERCs, including documentation from external legal counsel.

●	We corroborated key information used by management to determine the amount of ERCs, including employee attendance records and payroll and personnel data.

●	We examined the Company’s amended payroll tax returns filed with the IRS.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2014.

Irvine, California

September 21, 2023

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$13,604	$21,833
Accounts receivable – less allowance for doubtful accounts of $23 at June 30, 2023 and $3,383 at June 30, 2022	7,022	17,422
Inventories, net	29,694	32,475
Income tax receivable	305	67
Forward contracts	390	3,144
Prepaids and other current assets	5,995	1,805
Total current assets	57,010	76,746
Property and equipment, net	53,841	44,573
Operating lease right-of-use assets	20,369	21,701
Deferred tax asset – noncurrent	355	—
Other noncurrent assets, net	2,577	2,983
Total assets	$134,152	$146,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,778	$16,185
Accrued liabilities	2,409	2,787
Accrued compensation and employee benefits	2,246	3,673
Customer deposits	317	140
Short-term liability – operating leases	2,448	634
Income taxes payable	374	174
Mortgage note payable, current portion	312	302
Total current liabilities	15,884	23,895

Long-term liability – operating leases	18,965	21,413
Long-term pension liability	339	344
Deferred tax liability	—	1,220
Mortgage note payable, net of current portion	9,205	9,493
Income taxes payable, noncurrent	987	1,118
Total liabilities	45,380	57,483
Commitments and contingencies (Notes D, F, H, J and M)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2023 and June 30, 2022, issued and outstanding (net of treasury shares) 6,073,813 at June 30, 2023 and 6,129,611 at June 30, 2022	91	89
Additional paid-in capital	31,436	30,423
Retained earnings	80,183	77,661
Treasury stock, at cost, 3,240,593 shares at June 30, 2023 and 3,061,795 at June 30, 2022	(22,855)	(21,352)
Accumulated other comprehensive income	(83)	1,699
Total stockholders’ equity	88,772	88,520
Total liabilities and stockholders’ equity	$134,152	$146,003

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2023	2022
Net sales	$154,015	$170,966
Cost of goods sold	135,857	140,457
Gross profit	18,158	30,509
Other selling, general and administrative expenses	14,869	16,950
Recoveries of uncollectible accounts receivable	(1,424)	(120)
Income from operations	4,713	13,679
Other income (expense):
Interest income	33	—
Interest expense	(451)	(83)
Foreign exchange (loss) gain	(658)	118
Other, net	(82)	(55)
Total other expense	(1,158)	(20)
Income before income taxes	3,555	13,659
Provision for income taxes	1,033	2,947
Net income	$2,522	$10,712
Change in minimum pension liability, net of tax	$64	$94
Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(1,846)	2,166
Comprehensive income	$740	$12,972
Net income per common share:
Basic	$0.43	$1.75
Diluted	$0.43	$1.74
Weighted average common shares outstanding:
Basic	5,863,083	6,117,044
Diluted	5,877,559	6,155,118

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2021	9,004,365	$88	$29,456	$66,949	2,567,797	$(15,849)	$(561)	$80,083
Issuance of common stock for restricted stock grants	135,850	1	(1)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	968	—	—	—	—	968
Repurchase of common stock	—	—	—	—	435,080	(5,503)	—	(5,503)
Forfeiture of restricted stock	—	—	—	—	19,832	—	—	—
Share correction	51,191	—	—	—	39,086	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	94	94
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	2,166	2,166
Net income	—	—	—	10,712	—	—	—	10,712
Balance, June 30, 2022	9,191,406	$89	$30,423	$77,661	3,061,795	$(21,352)	$1,699	$88,520
Issuance of common stock for restricted stock grants	123,000	2	(2)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,015	—	—	—	—	1,015
Repurchase of common stock	—	—	—	—	164,399	(1,503)	—	(1,503)
Forfeiture of restricted stock	—	—	—	—	14,399	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	64	64
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,846)	(1,846)
Net income	—	—	—	2,522	—	—	—	2,522
Balance, June 30, 2023	9,314,406	$91	$31,436	$80,183	3,240,593	$(22,855)	$(83)	$88,772

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30

(in thousands)

	2023	2022
Cash flows from operating activities
Net income	$2,522	$10,712
Adjustments to reconcile net income to net cash provided by operating activities:
Recoveries of uncollectible accounts receivable	(1,424)	(120)
Depreciation and amortization	4,250	4,165
Deferred income taxes	(974)	751
Non-cash lease expenses	2,831	2,749
Non-cash compensation	1,015	968
Pension expense	81	83
Gain on disposal of assets	(51)	(9)
Changes in operating assets and liabilities:
Accounts receivable	11,823	644
Inventories	2,781	(5,469)
Operating lease liabilities	(2,134)	(3,007)
Prepaids and other assets	(4,362)	75
Accounts payable and accrued liabilities	(8,606)	3,057
Forward contracts	863	(2,273)
Income taxes	(169)	451
Accrued compensation and employee benefits	(1,427)	(911)
Net cash provided by operating activities	7,019	11,866
Cash flows from investing activities
Purchases of property and equipment	(13,524)	(26,488)
Proceeds from sale of property and equipment	57	30
Net cash used in investing activities	(13,467)	(26,458)
Cash flows from financing activities
Repurchase of common stock	(1,503)	(5,503)
Borrowings on long-term debt	—	10,000
Payments on long-term debt	(278)	(205)
Net cash (used in) provided by financing activities	(1,781)	4,292
Net decrease in cash and cash equivalents	(8,229)	(10,300)
Cash and cash equivalents at beginning of year	21,833	32,133
Cash and cash equivalents at end of year	$13,604	$21,833
Supplemental disclosures of cash flow information
Cash paid during the year for:
Taxes	$1,842	$2,608
Interest	$802	$206

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

Recently Adopted Accounting Pronouncements

As of June 30, 2023, there have been no adopted accounting pronouncements issued by the FASB that materially impact the Consolidated Financial Statements of the Company.

Recently Issued Accounting and Regulatory Pronouncements

In June of 2016, the FASB issued ASU 2016-13 titled "Financial Instruments - Credit Losses (Topic 326)." This directive introduced a novel approach to assessing impairments known as the "current expected credit loss model" or "CECL." Unlike the previous standard, which focused on incurred losses, CECL centers on anticipated losses. Under this framework, organizations are obligated to acknowledge an allowance corresponding to their estimate of expected credit losses. The CECL model is applicable to a wide range of financial instruments, including debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. Notably, there is no minimum threshold for recognizing impairment losses, and it mandates the evaluation of expected credit losses even for assets with minimal risk of loss. Future evaluations of credit losses will take this guidance into account. The adoption of ASU 2016-13 is not presently expected to significantly impact our consolidated financial statements upon its July 1, 2023 effective date.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income.

Employee Retention Tax Credit

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit (“ERTC”). The Tax Payer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended the availability of the ERTC. Under these expanded measures, we determined during fiscal 2023 that we qualified for the ERTC for the first three quarters of calendar 2021 and filed amended payroll tax returns that are expected to result in a net refund of $3.5 million. Although we don’t anticipate receiving the funds related to these amended returns until sometime in fiscal 2024, we recorded a receivable and recognized a benefit for this amount in our Consolidated Statements of Operations and Comprehensive Income in fiscal 2023 by applying the loss recovery model as codified by Accounting Standards Codification (“ASC”) section 450 “Contingencies” that indicates that an asset related to a recovery should be recognized when the recovery is determined to be probable. We recorded this benefit as a reduction to our payroll tax expense in the current year with $2.2 million of the benefit offsetting cost of goods sold and $1.3 million offsetting other selling, general and administrative expenses.

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

Except for cash and cash equivalents, as of June 30, 2023 and June 30, 2022, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	June 30,	June 30,
	2023	2022
Euro Forward Contract– Current Assets	$250	$3,144
Swiss Franc Forward Contract – Current Assets	140	109
Total Derivative Contracts – Current Assets	390	3,253

Interest Swap – Other noncurrent Assets	532	453
Euro Forward Contract– Other noncurrent Assets	15	561
Total Derivative Contracts – Other noncurrent Assets	547	1,014

Fair Value Net Asset – all Derivative Contracts	$937	$4,267

We also classify any outstanding line of credit and term loan balance as a Level 2 liability, as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of June 30, 2023, and June 30, 2022, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2022 or fiscal 2023.

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

In December 2022, we entered into an agreement to settle the remaining outstanding balance with a former customer whose accounts receivable balance was fully reserved in March 2020. As of the date of the agreement, the remaining amount due from this customer was $3.4 million dollars and as part of the settlement, we agreed to a reduced amount of $1.4 million. This reduced amount is to be paid based on an agreed upon payment schedule and if all payments are made as agreed the entire balance will be considered paid in full. As of June 30, 2023, the former customer made all scheduled payments totaling $850,000 and we have adjusted our accounts receivable reserve along with the corresponding accounts receivable balance such that the amount in excess of the settlement amount has been written-off and the reserve associated with the unpaid portion of the settlement is no longer reserved for.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2023 and 2022, we recognized no impairment losses.

Derivative Financial Instruments

We may use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted sales denominated in Euros and our long-term lease liability denominated in Swiss Francs. We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts. To the extent we use derivative financial instruments that meet the relevant criteria, we account for them as cash flow hedges. Foreign exchange derivative instruments that do not meet the criteria for cash flow hedge accounting are marked-to-market through the Consolidated Statements of Operations and Comprehensive Income. Historically, our cash flow derivative instruments related to our Euro sales have met the criteria for hedge accounting, while our derivative instruments related to our long-term lease liability have not.

We recognize any unrealized gains and losses associated with derivative instruments accounted for as cash flow hedges in income in the period in which the underlying hedged transaction is realized. To the extent the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2023, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar, which is primarily the Euro. As of June 30, 2023, the notional amounts of our foreign exchange contracts were $31.7 million (€28.4 million). These contracts will mature over the next 15 months.

As of June 30, 2023, we held foreign currency contracts not designated as cash flow hedges primarily to protect against changes in valuation of our long-term lease liability. As of June 30, 2023, the notional amounts of our foreign currency contracts not designated as cash flow hedges were $12.3 million (CHF 11.1 million). These contracts will mature in the first quarter of fiscal year 2024.

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

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2022	Additions	Revenue Recognized	Customer Refunds	June 30, 2023
Contract Liabilities (Customer Deposits)	$140	$317	$(137)	$(3)	$317

	June 30, 2021	Additions	Revenue Recognized	Customer Refunds	June 30, 2022
Contract Liabilities (Customer Deposits)	$1,721	$140	$(1,721)	$—	$140

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of June 30, 2023, we have $0 in our returns reserve.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $8.7 million during fiscal 2023 and $16.2 million during fiscal 2022. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $0.3 million during fiscal 2023 and $0.7 million during fiscal 2022.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $2.1 million for fiscal 2023 and $2.5 million for fiscal 2022. These costs were included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $0.7 million during the fiscal year ended June 30, 2023 and $1.1 million during fiscal 2022. These costs were included in selling, general and administrative expenses.

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

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized based on whether future taxable income will be generated during the periods in which those temporary differences become deductible. During the year ended June 30, 2023, there was no change to our valuation allowance.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly and adjustments are made as events occur that we believe warrant adjustments to the reserves. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2023 and June 30, 2022, we did not record any tax liabilities for uncertain tax positions.

Stock-Based Compensation

We had an omnibus equity incentive plan that was approved by our Board of Directors effective October 15, 2009, and approved by our stockholders at the Annual Meeting of Stockholders held on November 30, 2009 (the "2009 Plan"). The 2009 Plan expired on October 15, 2019. The Board of Directors approved a new omnibus equity incentive plan that became effective January 1, 2021 (the “2020 Plan”), which was approved by our stockholders at the Annual Meeting of Stockholders on December 4, 2020. Under the 2020 Plan, we may grant nonqualified and incentive stock options, restricted stock grants, restricted stock units, stock appreciation rights, and other stock-based awards to employees, non-employee directors and consultants.

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

	For the Years Ended June 30,
	2023	2022
Numerator
Net income	$2,522	$10,712
Denominator
Basic weighted average common shares outstanding	5,863	6,117
Dilutive effect of stock options and restricted stock shares	14	38
Diluted weighted average common shares outstanding	5,878	6,155
Basic net income per common share	$0.43	$1.75
Diluted net income per common share	$0.43	$1.74

During the year ended June 30, 2023, we excluded 60,497 shares of unvested restricted stock, as their impact would have been anti-dilutive. For the year ended  June 30, 2022 we excluded restricted stock totaling 93,114. We excluded no shares related to stock options in the years ended June 30, 2023 and June 30, 2022.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is primarily concentrated with our three largest customers, whose receivable balances collectively represented 47.4% of gross accounts receivable at June 30, 2023 and 52.4% at June 30, 2022.

Additionally, amounts due related to our beta-alanine raw material sales were 21.4% of gross accounts receivable at June 30, 2023 and 5.4% of gross accounts receivable at June 30, 2022. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2023	2022
Raw materials	$20,946	$28,196
Work in progress	4,504	1,948
Finished goods	4,928	2,842
Reserves	(684)	(511)
	$29,694	$32,475

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable
	Life
	In Years	2023	2022
Land	NA	$8,940	$7,645
Building and building improvements	7 – 39	24,712	17,415
Machinery and equipment	3 – 12	41,460	40,131
Office equipment and furniture	3 – 5	6,522	5,970
Vehicles	3	227	211
Leasehold improvements	1 – 20	22,641	21,626
Total property and equipment		104,502	92,998
Less: accumulated depreciation and amortization		(50,661)	(48,425)
Property and equipment, net		$53,841	$44,573

Depreciation expense was approximately $4.3 million in fiscal 2023 and $4.2 million in fiscal 2022.

D. Leases

We currently lease our Vista, California and Lugano, Switzerland product manufacturing and support facilities. At the inception of a contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of June 30, 2023, the weighted average remaining lease term for our operating leases was 5.3 years. The weighted average discount rate for our operating leases was 4.12%. As of June 30, 2022, the weighted average remaining lease term for our operating leases was 6.3 years and the weighted average discount rate was 4.12%. The lease discount rate is determined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset, lease liability, and the short-term lease cost for the years ended June 30, 2023 and 2022 was not material.

Other information related to leases was as follows (in thousands) for the year ended June 30,

Supplemental Cash Flows Information	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$3,291	$3,289
Increase in operating lease liabilities and right-of-use assets due to lease remeasurement	906	8,513

E. Other Comprehensive Income

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following at June 30 (dollars in thousands):

	Year Ended June 30, 2023
		Unrealized	Unrealized
		Gains	Gains
		(Losses)	(Losses)
	Defined	on	on
	Benefit	Cash Flow	Swap
	Pension Plan	Hedges	Derivative	Total

Balance as of June 30, 2022	$(444)	$1,795	$348	$1,699

OCI/OCL before reclassifications	8	538	79	625
Amounts reclassified from OCI	78	(3,086)	—	(3,008)

Tax effect of OCI activity	(22)	643	(20)	601
Net current period OCI/OCL	64	(1,905)	59	(1,782)
Balance as of June 30, 2023	$(380)	$(110)	$407	$(83)

	Year Ended June 30, 2022
		Unrealized	Unrealized
		Gains	Gains
		(Losses)	(Losses)
	Defined	on	on
	Benefit	Cash Flow	Swap
	Pension Plan	Hedges	Derivative	Total

Balance as of June 30, 2021	$(538)	$(23)	$—	$(561)

OCI/OCL before reclassifications	17	5,370	454	5,841
Amounts reclassified from OCI	113	(3,011)	—	(2,898)

Tax effect of OCI activity	(36)	(541)	(106)	(683)
Net current period OCI/OCL	94	1,818	348	2,260
Balance as of June 30, 2022	$(444)	$1,795	$348	$1,699

F. Debt

On May 24, 2021, we entered into a new credit facility with Wells Fargo Bank, N.A (“Wells Fargo”) to extend the maturity for our working line of credit from November 1, 2022, to May 24, 2024. This new credit facility provides total lending capacity of up to $20.0 million and allows us to use the credit facility for working capital as well as potential acquisitions. On August 18, 2021, we entered into an amendment of our credit facility with Wells Fargo. The amended credit facility added a $10.0 million term loan to the existing $20.0 million credit facility, and permitted us to use the $10.0 million term loan as part of the $17.5 million purchase consideration for the acquisition of our new manufacturing and warehouse property in Carlsbad, California. The amended credit agreement also increased the allowed capital expenditures from $10.0 million to $15.0 million for fiscal 2022, (exclusive of the amount paid for the acquisition of the new Carlsbad property noted above). In addition, the new credit notes now reflect a change in the interest rate reference from LIBOR to SOFR. The Credit Agreement was amended and a new Revolving Line of Credit Note and Security Agreement were entered into. A Term Note and real property security documents were added to secure the Term Note by the new Carlsbad property. Additionally, we entered into a second amendment to our credit facility with Wells Fargo on February 8, 2022 that was effective January 31, 2022 and modifies the annual limit imposed upon our ability to repurchase stock and issue dividends. This amendment increased this limit from $5.0 million annually to $7.0 million annually. Effective September 19, 2022, we entered into a third amendment to our credit facility with Wells Fargo. The third amendment extended the maturity date to May 23, 2025 and also increased the allowed capital expenditures from $7.5 million to $25.0 million for the fiscal year ending June 30, 2023.

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

During fiscal year 2023, we capitalized $198,000 of interest expense to building improvements. As of June 30, 2022, we capitalized $171,000 of interest expense to building improvements.

As of June 30, 2023, we had $ 9.5 million outstanding under the Term Note used in the purchase of the manufacturing and warehouse property in August 2021. The future debt payments under the Term Note are as follows (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Future Debt Payments	$312	$296	$305	$315	$325	$7,964	$9,517

On June 30, 2023, we were in compliance with all of the financial and other covenants required under the Credit Agreement. As a result of reduced sales overall, and the impact of temporary closure of our Carlsbad, California high-speed powder processing facility, we anticipate we will not be able to comply with all of the covenants required under the Credit Agreement in the second quarter of fiscal 2024.  We have advised the lender and are currently negotiating a potential revised credit facility. There can be no assurance we will be able to successfully complete the negotiation of a revised credit facility, or what the differences in amount, cost and other factors may be.

As of June 30, 2023, we had the full $20.0 million available for borrowing under our credit facility with Wells Fargo Bank.

G. Income Taxes

During fiscal 2023, we recorded U.S.-based domestic tax expense of $0.8 million and foreign tax expense of $0.2 million. During fiscal 2022, we recorded U.S.-based domestic tax expense of $2.0 million and foreign tax expense of $0.9 million.

The following is a geographical breakdown of income before income taxes (in thousands):

	2023	2022

United States	$2,588	$9,152
Foreign	967	4,507
Total income before income taxes	$3,555	$13,659

The provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2023	2022
Current:
Federal	$843	$1,297
State	211	(1)
Foreign	221	900
	1,275	2,196
Deferred:
Federal	(246)	501
State	4	250
Foreign	—	—
	(242)	751
Total provision for income taxes	$1,033	$2,947

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2023	2022
Deferred tax assets:
Inventory capitalization	$220	$373
Inventory reserves	164	113
Lease liability	2,018	2,139
Net operating loss carry forward	433	242
Accrued compensation	166	458
Capitalized research and experimentation	412	—
Accrued contingent fee	219	—
Stock-based compensation	81	66
Forward contracts	56	—
Tax credit carry forward	229	43
Allowance for bad debt	1	795
Interest expense	103	—
Other, net	87	—
Total gross deferred tax assets	4,189	4,229

Deferred tax liabilities:
Withholding taxes	(401)	(1,133)
Fixed assets	(1,451)	(1,523)
Forward contracts	—	(541)
Lease asset	(1,951)	(2,073)
Other, net	(31)	(179)
Deferred tax liabilities	(3,834)	(5,449)
Net deferred tax assets (liabilities)	$355	$(1,220)

At June 30, 2023, we had state tax net operating loss carry forwards of approximately $5.6 million. Under California Assembly Bill 85, effective June 29, 2020, net operating loss deductions were suspended for tax years beginning in 2019, 2020, and 2021 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. California Senate Bill 113, effective February 9, 2022, reinstates net operating loss deductions in tax years beginning in 2022. Our state tax loss carry forwards will begin to expire in fiscal 2031, unless used before their expiration.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2023 and June 30, 2022.

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2015 and forward are subject to examination by the U.S. tax authorities. Our tax years for the fiscal years ended June 30, 2018 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2022 and forward are subject to examination by the Swiss tax authorities.

NAIE’s effective tax rate for the fiscal year ended  June 30, 2023 for Swiss federal, cantonal and communal taxes is approximately 23%.

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

For tax years commencing on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017, also eliminates the ability to immediately deduct research and development costs. Instead, taxpayers are mandated to capitalize these expenses and amortize them over five years for research conducted within the United States and 15 years for research conducted abroad, as stipulated in IRC Section 174. There is ongoing consideration in Congress for legislation that may revoke or postpone this capitalization and amortization requirement; however, there is no guarantee that this provision will undergo repeal or any other form of modification. Should this requirement remain unchanged, it will result in a reduction of our tax deduction for research and development expenses in the forthcoming years. During fiscal 2023, NAIE declared and paid dividends to NAI in the amount of $14.7 million. This amount is part of the undistributed earnings that we recorded a one-time deemed repatriation transition tax on in fiscal 2018 and therefore we did not recognize any additional tax on this dividend in fiscal 2023. However, as part of this dividend, we were required to pay a 5% Swiss withholding tax totaling $0.7 million, which was also accrued for as part of the implementation of the Tax Act in fiscal 2018.

A reconciliation of our income tax provision computed by applying the statutory federal income tax rate of 21% for fiscal 2023 and for fiscal 2022 to net income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2023	2022
Income taxes computed at statutory federal income tax rate	$749	$2,868
State income taxes, net of federal income tax expense	90	174
Permanent differences	8	85
Foreign tax rate differential	18	(47)
Tax credits	(347)	(124)
FDII export sales incentive	—	(46)
Stock based compensation	61	37
Global intangible low-taxed income (GILTI)	355	—
Return to provision - differences	99
Income tax provision as reported	$1,033	$2,947
Effective tax rate	29.1%	21.6%

We expect our U.S. federal statutory rate to be 21% for fiscal years going forward.

H. Employee Benefit Plans

401(k) Plan

We have a profit-sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. Effective January 1, 2022, all employees are eligible to participate in the plan the first of the month following 30 days of employment. Also effective, January 1, 2022, we match 100% of the first 5% of a participant’s compensation contributed to the plan under the 401(k) plan. The total contributions under the plan charged to income from operations totaled $0.7 million for fiscal 2023 and $0.5 million for fiscal 2022.

Additionally, we have a discretionary profit-sharing plan pursuant to Section 401(k) of the Code, whereby we may contribute an additional percentage of compensation. Employees are not required to contribute to the plan to receive the discretionary profit-sharing contribution. We did not make a discretionary profit-sharing contribution in fiscal 2023. In fiscal 2022, we made a discretionary profit-sharing contribution of $0.3 million.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to income from operations for these benefits totaled $1.7 million for the fiscal year ended June 30, 2023 and $1.4 million for the fiscal year ended June 30, 2022.

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

During the year ended June 30, 2023, we granted a total of $0.6 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. During the year ended June 30, 2022, we granted a total of $0.3 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. Each deferred cash award provides for three equal cash payments to the applicable Participant to be paid on the one year, two year, and three year anniversaries of the date of the grant of such Awards, (the “Award Date”); provided on the date of each payment (the “Payment Date”), the Participant has been since the Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments shall be made in connection with the Award.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2023	2022
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,438	$1,820
Interest cost	46	39
Actuarial loss	(29)	(276)
Benefits paid	(91)	(145)
Benefit obligation at end of year	$1,364	$1,438
Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,094	$1,429
Actual return on plan assets	22	(190)
Employer contributions	—	—
Benefits paid	(91)	(145)
Plan expenses	—	—
Fair value of plan assets at end of year	$1,025	$1,094
Reconciliation of Funded Status:
Difference between benefit obligation and fair value of plan assets	$(339)	$(344)
Unrecognized net actuarial loss in accumulated other comprehensive income	409	495
Net amount recognized	$70	$151

Projected benefit obligation	$1,364	$1,438
Accumulated benefit obligation	$1,364	$1,438
Fair value of plan assets	$1,025	$1,094

The weighted-average discount rate used for determining the projected benefit obligations for the defined benefit pension plan was 4.89% for the year ended June 30, 2023 and 4.39% during the year ended June 30, 2022.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2023	2022
Interest cost	$46	$39
Expected return on plan assets	(42)	(69)
Recognized actuarial loss	50	63
Settlement loss	27	50
Net periodic benefit expense	$81	$83

In the fiscal years ended June 30, 2023 and June 30, 2022, we did not contribute to our defined benefit pension plan.

The following is a summary of changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (in thousands):

	2023	2022
Net loss	$(8)	$(17)
Settlement loss	(28)	(50)
Amortization of net loss	(50)	(63)
Plan expenses	—	—
Total recognized in other comprehensive loss	$(86)	$(130)
Total recognized in net periodic benefit cost and other comprehensive loss	$(5)	$(47)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $40,000. We do not have any transition obligations or prior service costs recorded in accumulated other comprehensive income.

The following benefit payments are expected to be paid (in thousands):

2024	$739
2025	264
2026	13
2027	106
2028	30
2029-2033	105
Total benefit payments expected to be paid	$1,257

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2023	2022
Discount rate	4.89%	4.39%
Expected long-term rate of return	6.24%	6.10%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

			Target
	2023	2022	Allocation
Equity securities	64%	49%	53%
Debt securities	14%	20%	41%
Commodities	12%	0%	0%
Other	10%	31%	6%
	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2023 were as follows (in thousands):

		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities(1)	$653	$653	$—	$—
Debt securities(2)	$141	$141	$—	$—
Other(3)	$231	$231	$—	$—
Total	$1,025	$1,025	$—	$—

(1)	This category is comprised of publicly traded funds, of which 50% are large-cap funds, 26% are developed and emerging market funds, 18% are mid-cap funds, and 6% are small-cap funds.

(2)	This category is comprised of publicly traded funds, of which 34% are U.S. fixed income funds and 66% are corporate and foreign market fixed income funds.

(3)	This category is comprised of commodities and cash alternatives.

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

Treasury Stock repurchases for the year ended June 30, 2023 were as follows:

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

Stock Incentive Plans

For the years ended June 30, 2023and June 30, 2022, the Company had no stock options outstanding.

Restricted stock activity for the year ended June 30, 2023 was as follows:

Weighted
	Number of	Average Grant
	Shares –	Date Fair
	2009 Plan	Value
Nonvested at June 30, 2022	1,666	$8.50
Granted	—	$—
Vested	1,666	$8.50
Forfeited	—	$—
Nonvested at June 30, 2023	—	$—
Available for grant at June 30, 2023	—

		Weighted
	Number of	Average Grant
	Shares –	Date Fair
	2020 Plan	Value
Nonvested at June 30, 2022	186,227	$12.56
Granted	123,000	$8.79
Vested	(71,146)	$13.04
Forfeited	(14,399)	$11.69
Nonvested at June 30, 2023	223,682	$10.39
Available for grant at June 30, 2023	349,377

Restricted stock activity for the year ended  June 30, 2022 was as follows:

		Weighted
	Number of	Average Grant
	Shares –	Date Fair
	2009 Plan	Value
Nonvested at June 30, 2021	61,324	$11.47
Granted	—	$—
Vested	(51,326)	$11.52
Forfeited	(8,332)	$10.88
Nonvested at June 30, 2022	1,666	$8.50
Available for grant at June 30, 2022	—

		Weighted
	Number of	Average Grant
	Shares –	Date Fair
	2020 Plan	Value
Nonvested at June 30, 2021	87,773	$16.81
Granted	135,850	$10.99
Vested	(25,896)	$16.81
Forfeited	(11,500)	$16.81
Nonvested at June 30, 2022	186,227	$12.56
Available for grant at June 30, 2022	472,377

Restricted stock grants, granted to members of our Board of Directors and certain key members of our management team, vest over a period of years from the date of grant and the unvested shares cannot be sold or otherwise transferred and the right to receive dividends, if declared by our Board of Directors, is forfeitable until the shares become vested. The total remaining unrecognized compensation cost related to unvested restricted stock shares amounted to $2.0 million at June 30, 2023 and the weighted average remaining requisite service period of unvested restricted stock shares was 2.1 years.

J. Commitments

We lease a total of approximately 162,000 square feet at our manufacturing facility in Vista, California from an unaffiliated third party under a non-cancelable operating lease. On July 31, 2013, we executed a third amendment to the lease for our manufacturing facility in Vista, California. As a result of this amendment, our facility lease has been extended through March 2024.

NAIE leases facility space in Manno, Switzerland from two unaffiliated third parties. The leased spaces total approximately 125,000 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European and Asian marketplaces. On July 1, 2019, NAIE extended the lease on its main manufacturing facility for an additional five years through June 30, 2024. On May 4, 2022, NAIE further extended the lease on its main manufacturing facility for a new term of ten years effective January 1, 2023 with a new expiration date of December 31, 2032, with an option to extend one year.

On November 5, 2018, NAIE entered into a lease with Sofinol SA for approximately 2,870 square meters of commercial warehouse space in a building located on the property adjacent to the leasehold for the primary existing NAIE facility in Manno, Switzerland. NAIE uses the space primarily for raw material storage. The lease is for an initial five-year term commencing on January 1, 2019 and NAIE can terminate the lease with 12 months advance notice given on June 30th or December 31st each year of the initial term. At the end of the initial term the lease transfers to an indefinite tenancy at the same rental rate terminable by NAIE or the landlord upon 12 months' advance notice. This initial term of this lease ends on December 31, 2023 and as of June 30, 2023, we have not provided notification of terminating this lease so the term automatically extended to December 31, 2024.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2023 (in thousands):

						There-
	2024	2025	2026	2027	2028	after	Total
Gross minimum rental commitments	$2,868	$1,369	$1,369	$1,369	$1,369	$6,162	$14,506

Rental expense totaled $3.3 million for the fiscal year ended June 30, 2023 and $3.4 million for the fiscal year ended June 30, 2022.

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

	Fiscal 2023	Fiscal 2022
Customer 1	$61,646	$37,218
Customer 2	48,066	54,599
Customer 3	(a)	31,552
	$109,712	$123,369
(a)	Sales were less than 10% of the respective period’s consolidated net sales.

Accounts receivable from these customers totaled $1.8 million at June 30, 2023 and $10.7 million at June 30, 2022.

We buy certain products, including beta-alanine, from a single supplier. The loss of this supplier or other raw material suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Year ended June 30,
	2023		2022
		% of Total		% of Total
	Raw Material	Raw	Raw Material	Raw
	Purchases by	Material	Purchases by	Material
	Supplier	Purchases	Supplier	Purchases
Supplier 1	$11,487	13%	$14,065	17%
	$11,487	13%	$14,065	17%

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

During the year ended June 30, 2023 and prior, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. These contracts are expected to be settled through September 2024. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (OCI) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item as well as ensuring the assumptions we made at hedge inception have not materially changed. No hedging relationships were terminated as a result of ineffective hedging for the years ended June 30, 2023 and June 30, 2022.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of June 30, 2023, the notional amounts of our foreign exchange contracts accounted for as cash flow hedges were $31.7 million (€28.4 million). As of June 30, 2023, a net gain of approximately $0.2 million offset by approximately $0.1 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. As of June 30, 2022, a net loss of approximately $2.3 million, offset by approximately $0.5 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $0.2 million of the gross gain as of June 30, 2023, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

During the year ended June 30, 2023, we recognized $0.5 million of net gains in OCI, reclassified $3.1 million of gains and forward point amortization from OCI to Net Sales. During the year ended June 30, 2022, we recognized $5.4 million of net gains in OCI, reclassified $3.0 million of gains and forward point amortization from OCI to Net Sales.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the year ended June 30, 2023, we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of June 30, 2023, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $12.3 million (CHF 11.1 million).

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

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2023	2022
Net Sales
Private-label contract manufacturing	$145,294	$154,798
Patent and trademark licensing	8,721	16,168
	$154,015	$170,966

	2023	2022
Income from Operations
Private-label contract manufacturing	$9,488	$15,667
Patent and trademark licensing	3,021	6,780
Income from operations of reportable segments	12,509	22,447
Corporate expenses not allocated to segments	(7,796)	(8,768)
	$4,713	$13,679

	2023	2022
Assets
Private-label contract manufacturing	$102,495	$115,649
Patent and trademark licensing	31,657	30,354
	$134,152	$146,003

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2023	2022
United States	$109,277	$115,255
Markets outside the United States	44,738	55,711
Total net sales	$154,015	$170,966

Products manufactured by NAIE accounted for 79% of consolidated net sales in markets outside the U.S. in fiscal 2023 and 84% in fiscal 2022. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2023 and 2022.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2023	2022
United States	$53,536	$43,769
Europe	20,674	22,505
Total Long-Lived Assets	$74,210	$66,274

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2023	2022
United States	$89,167	$83,443
Europe	44,985	62,560
Total Assets	$134,152	$146,003

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2023	2022
United States	$13,210	$25,383
Europe	314	1,105
Total Capital Expenditures	$13,524	$26,488

O. Subsequent Events

On July 18, 2023, we entered into a Fourth Amendment to Lease amending and extending the term of the lease of its Vista, California manufacturing facilities. The Fourth Amendment extends the term of the Lease by an additional ten years and five months commencing April 1, 2024. The amended Lease covering two buildings and approximately 162,000 square feet will result in an increase in base rent to $1.50 per square foot, after five free months of base rent beginning at the commencement of the extended term. NAI intends to construct substantial improvements to the facilities including but not limited to installation of an approximately $2.3 million solar electrical generating system on both buildings, and other substantial improvements. Pursuant to the Fourth Amendment, the Landlord will reimburse NAI for up to $1.1 million of these tenant improvements to the buildings.

On August 16, 2023, we announced the temporary closure of our new high-speed powder processing facility in Carlsbad, California due to excess inventory on hand at one of our largest customer’s and their efforts to rebalance supply and demand. We expect this facility will re-open and our prior level of operations will resume late in our third fiscal quarter of 2024, but there can be no assurance this customer will resolve its supply and demand issues in the timeframe expected or what level of business we will have with this customer if they purchase from us in the future. Closure of this plant will contribute to an anticipated net loss in the first half of fiscal 2024, net income in the second half, and an overall net loss in fiscal 2024. If this customer is unable to resolve its inventory issues in this timeframe, or our sales forecast is not realized we will likely experience a continuing material decrease in revenues during fiscal year 2024.

On September 15, 2023, our Board of Directors adopted a Clawback Policy requiring recoupment of certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the federal securities laws.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2023. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive and financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2023 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management believes our internal control over financial reporting was effective as of June 30, 2023 based on the criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for under Items 10- 14 of this Part III will be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 7, 2023, to be filed on or before October 28, 2023.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2023 and 2022;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2023 and 2022;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2023 and 2022;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2023 and 2022; and

•	Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.1	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003
10.2	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.3	2009 Omnibus Incentive Plan*	Attachment D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009
10.4	Nonqualified Incentive Plan*	Exhibit 10.1 to NAI’s Current Report on Form 8-K dated July 16, 2020, filed with the commission on July 22, 2020
10.5	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.6	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.7	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini effective July 1, 2014 (English translation)	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.9	Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective October 1, 2015*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.10	Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective October 1, 2015*	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.11	Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective October 1, 2015*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the commission on November 12, 2015.
10.12	First amendment to credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of February 1, 2016	Exhibit 10.01 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the commission on February 9, 2016.
10.13	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective September 1, 2016*	NAI’s Current Report on Form 8-K dated September 1, 2016, filed with the commission on September 6, 2016
10.14	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2018*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018

10.15	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2018*	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.16	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2018*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.17	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.4 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.18	Lease of Parking Places in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.5 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.19	Lease of Facilities in Manno, Switzerland between NAIE and Sofinol SA dated November 5, 2018	Exhibit 10.6 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.20	Amended and Restated Exclusive Manufacturing Agreement with Juice Plus+ dated March 31, 2019	Exhibit 10.48 of NAI’s Current Report on Form 8-K Form 8-K dated March 31, 2019, filed with the commission on April 5, 2019
10.21	Third amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2019*	Exhibit 10.61 of NAI's Annual Report on Form 10-K for the annual period ended June 30, 2019, filed with the commission on September 24, 2019
10.22	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark LeDoux, effective July 1, 2021*	Exhibit 10.65 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.23	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2021*	Exhibit 10.66 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.24	Fourth amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2021*	Exhibit 10.67 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.25	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of May 24, 2021	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated May 24, 2021 filed with the commission on May 27, 2021.
10.26	2020 Omnibus Incentive Plan*	Annex I of NAI’s definitive Proxy Statement filed with the commission on October 26, 2020
10.27	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of August 16, 2021	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.28	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank. N.A. dated August 16, 2021 in the amount of $20,000,000	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.29	Term Note by and between NAI and Wells Fargo Bank, N.A. effective as of August 16, 2021	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.30	Security Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of August 16. 2021	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.31	Second Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective January 31, 2022	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021, filed with the commission on February 9, 2022
10.32	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 4, 2022	Exhibit 10.34 of NAI's Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the commission on September 21, 2022.
10.33	Third Amendment to Credit Agreement by and between NAI and Wells Fargo effective as of September 19, 2022.	Exhibit 10.35 of NAI's Current Report on Form 8-K dated October 12, 2022, file with the commission on October 13, 2022
10.34	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo dated September 19, 2022 in the amount of $20,000,000.	Exhibit 10.36 of NAI's Current Report on Form 8-K dated October 12, 2022, file with the commission on October 13, 2022
10.35	Fourth Amendment to Lease of NAI manufacturing facilities in Vista, California between NAI, the tenant, and Park Center Industrial ILP, LLC, a Delaware limited liability company, the landlord	Exhibit 10.17 of NAI's Current Report on Form 8-K dated July 21, 2023, file with the commission on July 24, 2023.
10.36	Clawback Policy	Filed herewith
21	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2023

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and Chairman of the Board of Directors	September 21, 2023
(Mark A. LeDoux)	(principal executive officer)

/s/ Michael E. Fortin	Chief Financial Officer	September 21, 2023
(Michael E. Fortin)	(principal financial officer and principal accounting officer)

/s/ Alan G. Dunn	Director	September 21, 2023
(Alan G. Dunn)

/s/ L. Kay Matherly	Director	September 21, 2023
(L. Kay Matherly)

/s/ Guru Ramanathan	Director	September 21, 2023
(Guru Ramanathan)