Form 10-Q
period 2023-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2023-11-09
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, 6,088,813 shares of NAI's common stock were outstanding, net of 3,240,593 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “approximate,” “predict,” “forecast,” “project,”, “future”, or “likely”, or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism or pessimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to develop market acceptance for and increase sales of new products, develop relationships with new customers and maintain or improve existing customer relationships;
•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	the future adequacy and intended use of our facilities, including recommencing operations at our manufacturing facility in Carlsbad, California after a temporary closing in October 2023;
•	our ability to negotiate a revision to our credit facility with Wells Fargo Bank or another financial institution;
•	future customer orders and the timing thereof;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	our ability to attract and retain sufficient labor to successfully execute our business strategies and achieve our goals and objectives;
•	inventory levels, including the adequacy of quality raw material and other inventory levels to meet future customer demand;
•	our ability to price our products to achieve profit margin targets, especially in the current volatile raw material and labor environment;
•	our ability to protect our intellectual property;
•	future economic and political conditions;
•	our ability to improve operating efficiencies, manage costs and business risks, and improve or maintain profitability;
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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$16,749	$13,604
Accounts receivable – less allowance for doubtful accounts of $0 at September 30, 2023 and $23 at June 30, 2023	9,751	7,022
Inventories, net	23,304	29,694
Income tax receivable	338	305
Forward contracts	787	390
Prepaids and other current assets	6,825	5,995
Total current assets	57,754	57,010
Property and equipment, net	53,971	53,841
Operating lease right-of-use assets	45,651	20,369
Deferred tax asset – noncurrent	161	355
Other noncurrent assets, net	2,715	2,577
Total assets	$160,252	$134,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,614	$7,778
Accrued liabilities	2,715	2,409
Accrued compensation and employee benefits	2,367	2,246
Customer deposits	405	317
Short-term liability – operating leases	1,130	2,448
Forward contracts	720	—
Income taxes payable	196	374
Mortgage note payable, current portion	290	312
Total current liabilities	15,437	15,884
Long-term liability – operating leases	45,778	18,965
Long-term pension liability	328	339
Mortgage note payable, net of current portion	9,154	9,205
Income taxes payable, noncurrent	740	987
Total liabilities	71,437	45,380
Commitments and contingencies (Notes E, F, and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at September 30, 2023 and June 30, 2023, issued and outstanding (net of treasury shares) 6,088,813 at September 30, 2023 and 6,073,813 at June 30, 2023	91	91
Additional paid-in capital	31,738	31,436
Retained earnings	79,488	80,183
Treasury stock, at cost, 3,240,593 shares at September 30, 2023 and 3,240,593 at June 30, 2023	(22,855)	(22,855)
Accumulated other comprehensive income	353	(83)
Total stockholders’ equity	88,815	88,772
Total liabilities and stockholders’ equity	$160,252	$134,152

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Net sales	$33,969	$43,127
Cost of goods sold	30,832	37,756
Gross profit	3,137	5,371
Selling, general and administrative	3,681	3,829

(Loss) income from operations	(544)	1,542

Other (expense) income:
Interest income	9	4
Interest expense	(93)	(75)
Foreign exchange loss	(277)	(147)
Other, net	21	(6)
Total other expense	(340)	(224)

(Loss) income before income taxes	(884)	1,318
(Benefit) provision for income taxes	(189)	265
Net (loss) income	$(695)	$1,053

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	441	545

Comprehensive (loss) income	$(254)	$1,598

Net (loss) income per common share:
Basic	$(0.12)	$0.18
Diluted	$(0.12)	$0.18

Weighted average common shares outstanding
Basic	5,850,131	5,919,649
Diluted	5,850,131	5,943,446

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three-Month Period Ended September 30, 2023 and 2022

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2023	9,314,406	$91	$31,436	$80,183	3,240,593	$(22,855)	$(83)	$88,772
Compensation expense related to stock compensation plans	—	—	302	—	—	—	—	302
Issuance of common stock for restricted stock grants	15,000	—	—	—	—	—	—	—
Change in minimum pension liability, net of tax							(5)	(5)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	441	441
Net loss	—	—	—	(695)	—	—	—	(695)
Balance, September 30, 2023	9,329,406	$91	$31,738	$79,488	3,240,593	$(22,855)	$353	$88,815

Balance, June 30, 2022	9,191,406	$89	$30,423	$77,661	3,061,795	$(21,352)	$1,699	$88,520
Compensation expense related to stock compensation plans	—	—	235	—	—	—	—	235
Repurchase of common stock	—	—	—	—	46,795	(497)	—	(497)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	545	545
Net income	—	—	—	1,053	—	—	—	1,053
Balance, September 30, 2022	9,191,406	$89	$30,658	$78,714	3,108,590	$(21,849)	$2,244	$89,856

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(695)	$1,053
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Recovery of uncollectible accounts receivable	—	(24)
Depreciation and amortization	1,148	956
Deferred income taxes	1	—
Non-cash compensation	302	235
Non-cash lease expense	1,081	454
Pension contributions, net of expense	(11)	25
Changes in operating assets and liabilities:
Accounts receivable	(2,730)	2,625
Inventories, net	6,390	(7,515)
Prepaids and other assets	(1,072)	(719)
Accounts payable and accrued liabilities	229	1,010
Forward contracts	1,057	(33)
Accrued compensation and employee benefits	121	(1,119)
Operating lease liabilities	(867)	(792)
Income taxes	(458)	(716)
Net cash provided by (used in) operating activities	4,496	(4,560)

Cash flows from investing activities
Purchases of property and equipment	(1,278)	(7,767)
Net cash used in investing activities	(1,278)	(7,767)

Cash flows from financing activities
Borrowings on line of credit	—	3,400
Payments on long-term debt	(73)	(68)
Repurchase of common stock	—	(497)
Net cash (used in) provided by financing activities	(73)	2,835

Net increase (decrease) in cash and cash equivalents	3,145	(9,492)
Cash and cash equivalents at beginning of period	13,604	21,833
Cash and cash equivalents at end of period	$16,749	$12,341

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$50	$75
Income taxes	$251	$827

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

You should read the financial statements and these notes, which notes are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended  June 30, 2023 (“2023 Annual Report”). The accounting policies used to prepare the financial statements included in this Report are the same policies described in the notes to the consolidated financial statements in our 2023 Annual Report unless otherwise noted below.

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduced a novel approach to assessing impairments known as the "current expected credit loss model" or "CECL." Unlike the previous standard, which focused on incurred losses, CECL centers on anticipated losses. Under this framework, organizations are obligated to acknowledge an allowance corresponding to their estimate of expected credit losses. The CECL model is applicable to a wide range of financial instruments, including debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. We adopted ASU 2016-13 effective July 1, 2023. The adoption of ASU 2016-13 did not materially impact our results of operations or our financial statement presentation or related disclosures.

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

	Three Months Ended
	September 30,
	2023	2022
Numerator
Net (loss) income	$(695)	$1,053

Denominator
Basic weighted average common shares outstanding	5,850	5,920
Dilutive effect of restricted stock	—	23
Diluted weighted average common shares outstanding	5,850	5,943

Basic net (loss) income per common share	$(0.12)	$0.18

Diluted net (loss) income per common share	$(0.12)	$0.18

We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive. During the three months ended September 30, 2023, we excluded 233,628 shares of unvested restricted stock. During the three months ended September 30, 2022, we excluded 50,377 shares of unvested restricted stock.

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

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2023	Additions	Revenue Recognized	Customer Refunds	September 30, 2023
Contract Liabilities (Customer Deposits)	$317	$413	$(325)	$—	$405

	June 30, 2022	Additions	Revenue Recognized	Customer Refunds	September 30, 2022
Contract Liabilities (Customer Deposits)	$140	$108	$(140)	$—	$108

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of September 30, 2023, we have no estimated returns liability.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $1.8 million during the three months ended September 30, 2023. We similarly recorded $1.4 million during the three months ended September 30, 2022. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of approximately $89,000 during the three months ended September 30, 2023. We recorded approximately $27,000 of royalty expense during the three months ended September 30, 2022.

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

We did not have any option activity or options outstanding during the three months ended September 30, 2023 or September 30, 2022.

During the three months ended September 30, 2023, we granted a total of 15,000 restricted stock shares to certain new members of our management team. We did not grant any restricted stock shares during the three months ended September 30, 2022. During the three months ended September 30, 2023 and  September 30, 2022, no restricted stock shares were forfeited. Our net loss included stock-based compensation expense with the vesting of prior restricted stock grants of approximately $0.3 million for the three months ended September 30, 2023. Our net income included stock based compensation expense in connection with the vesting of prior restricted stock grants of approximately $0.2 million for the three months ended September 30, 2022.

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

No deferred cash awards were granted or forfeited during the three months ended  September 30, 2023 and  September 30, 2022.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of September 30, 2023, and June 30, 2023, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange and interest rate swap contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Euro Forward Contract– Current Assets	$787	$250
Swiss Franc Forward Contract – Current Assets	—	140
Total Derivative Contracts – Current Assets	787	390

Interest Swap – Other noncurrent Assets	441	532
Euro Forward Contract– Other noncurrent Assets	—	15
Total Derivative Contracts – Other noncurrent Assets	441	547

Euro Forward Contract– Current Liabilities	—	—
Swiss Franc Forward Contract – Current Liabilities	(720)	—
Total Derivative Contracts – Current Liabilities	(720)	—

Fair Value Net Asset – all Derivative Contracts	$508	$937

We also classify any outstanding line of credit and term loan balance as a Level 2 liability. As of September 30, 2023, and June 30, 2023, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2023 or the three months ended September 30, 2023.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30,	June 30,
	2023	2023
Raw materials	$16,405	$20,946
Work in progress	3,622	4,504
Finished goods	3,929	4,928
Reserve	(652)	(684)
	$23,304	$29,694

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life	September 30,	June 30,
	In Years	2023	2023
Land	NA	$8,941	$8,940
Building and building improvements	7 – 39	24,723	24,712
Machinery and equipment	3 – 12	42,253	41,460
Office equipment and furniture	3 – 5	6,605	6,522
Vehicles	3	227	227
Leasehold improvements	1 – 15	23,031	22,641
Total property and equipment		105,780	104,502
Less: accumulated depreciation and amortization		(51,809)	(50,661)
Property and equipment, net		$53,971	$53,841

Depreciation expense was approximately $1.1 million during the three months ended  September 30, 2023. Depreciation expense was approximately $1.0 million during the three months ended September 30, 2022. Construction in progress is included in the building and building improvements line.

D. Other Comprehensive (Loss) Income

Other comprehensive (loss) income ( “OCL” and “OCI”) consisted of the following during the three months ended September 30, 2023 and September 30, 2022 (in thousands):

	Three Months Ended
	September 30, 2023
	Defined	Unrealized (Losses)	Unrealized Gains
	Benefit	Gains on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(380)	$(110)	$407	$(83)
OCI/OCL before reclassifications	—	670	(91)	579
Amounts reclassified from OCI to Sales	—	50	—	50
Tax effect of OCI activity	(5)	(218)	30	(193)
Net current period OCI/OCL	(5)	502	(61)	436
Ending Balance	$(385)	$392	$346	$353

	Three Months Ended
	September 30, 2022
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(444)	$1,795	$348	$1,699
OCI/OCL before reclassifications	—	1,788	174	1,962
Amounts reclassified from OCI to Sales	—	(1,262)	—	(1,262)
Tax effect of OCI activity	—	(118)	(37)	(155)
Net current period OCI/OCL	—	408	137	545
Ending Balance	$(444)	$2,203	$485	$2,244

E. Leases

We currently lease our Vista, California and Lugano, Switzerland product manufacturing and support facilities.

On July 18, 2023, we entered into a Fourth Amendment to our Vista, California manufacturing facilities lease. The Fourth Amendment extends the term of the lease by an additional ten years and five months commencing April 1, 2024. The amended lease covering two buildings and approximately 162,000 square feet will result in an increase in base rent to $1.50 per square foot, after five free months of base rent beginning at the commencement of the extended term. NAI intends to construct substantial improvements to the facilities including but not limited to installation of an approximately $2.3 million solar electrical generating system on both buildings, and other substantial improvements. Pursuant to the Fourth Amendment, the Landlord will reimburse NAI for up to $1.1 million of these tenant improvements to the buildings. Our lease liability and Right of Use asset were both increased by approximately $25.9 million as a result of this lease extension effective on the date that the lease was executed.

Our leases are classified as operating leases. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of September 30, 2023, the weighted average remaining lease term for our operating leases was 10.1 years and the weighted average discount rate for our operating leases was 5.89%. As of June 30, 2023, the weighted average remaining lease term for our operating leases was 5.3 years and the weighted average discount rate was 4.12%.

Other information related to leases as of September 30, 2023 and September 30, 2022 was as follows (in thousands):

Supplemental Cash Flow Information	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$832	$811
Increase in operating lease liabilities and right-of-use assets due to lease remeasurement	25,916	$—

F. Debt

On May 24, 2021, we entered into a new credit facility with Wells Fargo Bank, N.A (“Wells Fargo”) to extend the maturity for our working line of credit from November 1, 2022 to May 24, 2024. This credit facility provides total lending capacity of up to $20.0 million and allows us to use the credit facility for working capital as well as potential acquisitions. On August 18, 2021, we entered into an amendment of our credit facility with Wells Fargo. The amended credit facility added a $10.0 million term loan to the existing $20.0 million credit facility and permitted us to use the $10.0 million term loan as part of the $17.5 million purchase consideration for the acquisition of our manufacturing and warehouse property in Carlsbad, California. The amended credit agreement also increased the allowed capital expenditures from $10.0 million to $15.0 million for fiscal 2022 (exclusive of the amount paid for the acquisition of the new Carlsbad property noted above). In addition, the new credit notes now reflect a change in the interest rate reference from LIBOR to Secured Overnight Financing Rate (SOFR). The Credit Agreement was amended and a new Revolving Line of Credit Note, and Security Agreement were entered into. A Term Note and real property security documents were added to secure the Term Note by the Carlsbad property. Additionally, we entered into a second amendment to our credit facility with Wells Fargo on February 8, 2022 that was effective January 31, 2022 and modified the annual limit imposed upon our ability to repurchase stock and issue dividends. This amendment increased this limit from $5.0 million annually to $7.0 million annually. Effective September 19, 2022, we entered into a third amendment to our credit facility with Wells Fargo. The third amendment extended the maturity date from May 24, 2024 to May 23, 2025 and also increased the allowed capital expenditures from $7.5 million to $25.0 million for the fiscal year ending June 30, 2023.

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

The Term Note used as part of the purchase consideration of our manufacturing and warehouse property in Carlsbad, California referenced above, is for the original principal amount of $10.0 million, and is a seven year term note with payments fully amortized based on a twenty five year assumed term. Installment payments under this loan commenced October 1, 2021 and continue through August 1, 2028 with a final installment consisting of all remaining amounts due to be paid in full on September 1, 2028. Amounts outstanding on this note during the term of the agreement will bear interest equal to 1.8% above the SOFR rolling 30-day average. In connection with our term loan, we entered into an interest rate swap with Wells Fargo that effectively fixes our interest rate on our term loan at 2.4% for the first three years of the term of the note.

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

As of September 30, 2023, we had $9.4 million outstanding under the Term Note used in August 2021 for the purchase of our Carlsbad, California powder processing and warehouse property.

On September 30, 2023, we were in compliance with all of the financial and other covenants required under the Amended Credit Agreement. As a result of reduced sales overall, and the impact of temporary closure of our Carlsbad, California high-speed powder processing facility, we anticipate we will not comply with all of the covenants required under the Credit Agreement in the second quarter of fiscal 2024.  We have advised the lender and are currently negotiating a potential revised credit facility. There can be no assurance we will be able to successfully complete the negotiation of a revised credit facility, or what the impact of differences in amount, cost and other factors may be.

As of September 30, 2023, we had the full $20.0 million available for borrowing under our credit facility with Wells Fargo Bank.

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

	Three Months Ended
	September 30,
	2023	2022

Customer 1	$12,131	15,005
Customer 2	10,119	$15,152
Customer 3	4,102	6,328
	$26,352	$36,485

Accounts receivable from these customers totaled $6.1 million at September 30, 2023 and $3.3 million at June 30, 2023.

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

	Three Months Ended
	September 30,
	2023	2022

Supplier 1	$2,780	2,832
	$2,780	2,832

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

We evaluate performance of these segments based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before the allocation of certain corporate level expenses. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. Transfers of raw materials between segments are recorded at cost. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A above and in the consolidated financial statements included in our 2023 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Net Sales
Private label contract manufacturing	$32,189	$41,776
Patent and trademark licensing	1,780	1,351
Total Net Sales	$33,969	$43,127

	Three Months Ended
	September 30,
	2023	2022
(Loss) Income from Operations
Private label contract manufacturing	$1,011	$3,244
Patent and trademark licensing	443	347
(Loss) income from operations of reportable segments	1,454	3,591
Corporate expenses not allocated to segments	(1,998)	(2,049)
Total (Loss) Income from Operations	$(544)	$1,542

	September 30,	June 30,
	2023	2023
Total Assets
Private-label contract manufacturing	$127,827	$102,495
Patent and trademark licensing	32,425	31,657
	$160,252	$134,152

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022

United States	$24,947	$29,832
Markets outside of the United States	9,022	13,295
Total	$33,969	$43,127

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 89% of net sales in markets outside the U.S. for the three months ended September 30, 2023. Products manufactured by our Swiss subsidiary ("NAIE") accounted for 77% of net sales in markets outside the U.S. for the three months ended September 30, 2022.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	September 30, 2023	June 30, 2023
United States	$79,854	$53,536
Europe	19,768	20,674
Total Long-Lived Assets	$99,622	$74,210

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	September 30, 2023	June 30, 2023
United States	$115,299	$89,167
Europe	44,953	44,985
Total Assets	$160,252	$134,152

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022
United States	$1,376	$7,720
Europe	(98)	47
Total Capital Expenditures	$1,278	$7,767

Capital expenditures for Europe were negative during the three months ended September 30, 2023 due to a vendor credit received related to a capital expenditure that was accrued in a prior period.

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

Our effective tax rate for the three months ended September 30, 2023 was 21.4% and our effective tax rate for the three months ended September 30, 2022 was 20.1%. Our effective tax rate for the three months ended September 30, 2023 differ from the fiscal 2023 U.S. federal statutory rate of 21% primarily due to due to forecasted research and development tax credits.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended September 30, 2023, there was no change to our valuation allowance for our deferred tax assets.

J. Treasury Stock

We purchase shares under a stock repurchase plan (“Repurchase Plan”) authorized by the Board of Directors. The total authorized repurchase amount is $18.0 million and as of September 30, 2023, we had approximately $716,000 remaining available under the Repurchase Plan. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions.

There were no stock repurchases for the three months ended September 30, 2023.

Stock repurchases for the three months ended September 30, 2022, were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	46,795	$10.62	$497
Shares acquired from employees for restricted stock vesting	—	—	—
Total	46,795		$497

Stock repurchase costs include commissions and fees.

Shares acquired from employees for restricted stock vesting are returned to us by the related employees and in return we pay each employee’s required tax withholding resulting from the vesting of restricted shares. The valuation of the shares acquired and thereby the number of shares returned to us is calculated based on the closing share price on the date the shares vested. We did not receive any shares associated with the vesting of employee restricted stock during either of the three month periods ending September 30, 2023, or 2022.

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

As of September 30, 2023, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through September 2024. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three months ended September 30, 2023, and September 30, 2022.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three months ended September 30, 2023, and September 30, 2022, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of September 30, 2023, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $23.0 million (EUR 20.8 million). As of September 30, 2023, a net gain of approximately $0.5 million, offset by $0.1 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that the entire amount will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three months ended September 30, 2023, we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of September 30, 2023, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $14.6 million (CHF 12.6 million).

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

Israel-Hamas War

In October 2023, armed conflict escalated between Israel and Hamas. Management is monitoring the conflict in Israel and Gaza and any broader economic effects from the crisis. Israel accounts for a small portion of our global net sales, but we also source multiple raw materials that come from Israel. While we do not anticipate this conflict will have a significant impact on our net sales, we are currently communicating with the customers and suppliers that may be impacted by this conflict and we are evaluating options for alternative ingredient sources or holding safety stock of impacted materials to limit the affect that this conflict may have on our ability to obtain the ingredients sourced from this region. There are further concerns regarding consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, and other unforeseen business disruptions due to the current global geopolitical tensions, including relating to this new conflict between Israel and Hamas and the continued conflict in Ukraine. We will continue to evaluate impacts of the conflict on our customers, suppliers, employees, and operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended September 30, 2023. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2023 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the three months ended September 30, 2023, our net sales were 21% lower than in the three months ended September 30, 2022. Private-label contract manufacturing sales decreased 23% primarily due to reduced orders from several of our larger customers associated with their efforts to reduce excess on-hand inventories. Revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the three months ended September 30, 2023 was 36%, and revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the three months ended September 30, 2022 was 35%. We expect our annualized fiscal 2024 revenue concentration for our largest customer to be flat to slightly lower as compared to our revenue concentration for our largest customer in fiscal 2023.

During the three months ended September 30, 2023, patent and trademark licensing revenue increased 32% to $1.8 million, compared to revenue of $1.4 million for the three months ended September 30, 2022. The increase in patent and trademark licensing revenue during the three months ended September 30, 2023, was primarily due to an increase in orders from existing customers and increased royalty income, partially offset by increased volume rebates.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our recent efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred legal expenses of approximately $71,000 during the first three months of fiscal 2024 as compared to approximately $30,000 during the comparable period in fiscal 2023. Our legal expense associated with our CarnoSyn® business has remained relatively low as we have not had any active litigation in recent periods, and our current run-rate of expenses is primarily related to maintenance of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2024, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

We experienced a loss from operations during the three months ended September 30, 2023. This was primarily due to a slowdown in sales across our private label contract manufacturing segment. On August 16, 2023, we announced the temporary closure of our high-speed powder processing facility in Carlsbad, California due to excess inventory on hand at one of our largest customers and their efforts to rebalance supply and demand. We now expect this facility will re-open and our prior level of operations will resume in our fourth fiscal quarter of 2024, but there can be no assurance this customer will resolve its supply and demand issues in the timeframe expected, what their future purchases may be, or what level of other business we may acquire that will utilize this facility. If this customer is unable to resolve its inventory issues in this timeframe, or our sales forecast is not realized, we will likely experience a continuing material decrease in revenues and profit during fiscal year 2024.

Subject to this uncertainty, and our overall sales forecast, we currently anticipate we will experience a net loss in the first half of fiscal 2024, net income in the second half and an overall net loss in fiscal 2024.

During fiscal 2024, we plan to continue our focus on:

•	Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and assist us in developing relationships with additional quality-oriented customers;

•	Expanding the commercialization of our beta-alanine patent estate through raw material sales, developing a new sales distribution channel under the Wellness and Healthy Aging category for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, exploiting new contract manufacturing opportunities, license and royalty agreements, and protecting our proprietary rights; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

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

Discussion of Critical Accounting Estimates

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies is disclosed in Note 1 of Item 1 of this report and as disclosed in the 2023 Annual Report.

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

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2023	2022	% Change
Private label contract manufacturing	$32,189	$41,776	(23)%
Patent and trademark licensing	1,780	1,351	32%
Total net sales	33,969	43,127	(21)%
Cost of goods sold	30,832	37,756	(18)%
Gross profit	3,137	5,371	(42)%
Gross profit %	9.2%	12.5%

Selling, general and administrative expenses	3,681	3,829	(4)%
% of net sales	10.8%	8.9%

(Loss) income from operations	(544)	1,542	(135)%
% of net sales	(1.6)%	3.6%

Other expense	(340)	(224)	52%
(Loss) income before income taxes	(884)	1,318	(167)%
% of net sales	(2.6)%	3.1%

(Benefit) provision for income taxes	(189)	265	(171)%
Net (loss) income	$(695)	$1,053	(166)%
% of net sales	(2.0)%	2.4%

Private-label contract manufacturing net sales decreased 23% during the three months ended September 30, 2023, when compared to the same period in the prior year. The decrease in sales during the three months ended September 30, 2023 was primarily due to reduced orders from several of our larger customers associated with their efforts to reduce excess on-hand inventories.

Net sales from our patent and trademark licensing segment increased 32% during the three months ended September 30, 2023, when compared to the same period in the prior year. The increase in patent and trademark licensing revenue during the three months ended September 30, 2023 was primarily due to an increase in orders from existing customers and increased royalty income, partially offset by increased volume rebates.

The change in gross profit margin for the three months ended September 30, 2023, was as follows:

Three Months Ended

Contract manufacturing(1)	(4.0)%
Patent and trademark licensing(2)	0.7%
Total change in gross profit margin	(3.3)%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 4.0 percentage points during the three months ended September 30, 2023 when compared to the comparable prior year period. The decrease in gross profit as a percentage of sales for private-label contract manufacturing during the three months ended September 30, 2023 is primarily due to lower sales and unfavorable sales mix and increased overhead costs, partially offset by reduced labor and third party processing costs.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 0.7 percentage points during the three months ended September 30, 2023 when compared to the comparable prior year period. The increase in margin contribution was primarily due to increased patent and trademark licensing net sales as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business.

Selling, general and administrative expenses decreased approximately $0.1 million, or 4%, during the three months ended September 30, 2023. The decrease during the three months ended September 30, 2023 as compared to the same period in the prior fiscal year is primarily related to reduced salary and wage expenses, and reduced advertising and marketing costs associated with our patent and trademark licensing segment.

Other expense increased $0.1 million during the three months ended September 30, 2023, when compared to the comparable period during the prior year. The increase in the three month period is primarily associated with increased expenses related to our CHF balance sheet hedge, currency revaluations and interest expense related to usage of our line of credit.

Our income tax (benefit) expense changed to reflect a benefit of $0.2 million for the three months ended September 30, 2023, when compared to an expense of $0.3 million in the same period in fiscal 2023. The change in tax amount is primarily due to recognition of a pretax loss in the first quarter of fiscal 2024 as compared to pretax income in fiscal 2023.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $4.5 million for the three months ended September 30, 2023, compared to net cash used in operating activities of $4.6 million in the comparable period during the prior fiscal year.

At September 30, 2023, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, used $2.7 million in cash compared to providing $2.6 million of cash during the comparable three month period in the prior year. The increase in cash used in accounts receivable during the three months ended September 30, 2023, primarily resulted from the timing of sales and related collections. Days sales outstanding was 23 days during the three months ended September 30, 2023, as compared to 34 days for the prior year period.

Changes in inventory provided $6.4 million in cash during the three months ended September 30, 2023, compared to using $7.5 million in the comparable prior year period. The change in cash related to inventory during the three months ended September 30, 2023, was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to same period in the prior year. Changes in accounts payable and accrued liabilities provided $0.2 million in cash during the three months ended September 30, 2023, compared to providing $1.0 million during the three months ended September 30, 2022. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the three months ended September 30, 2023, was $1.3 million compared to $7.8 million in the comparable prior year period. The increase during the first quarter of fiscal 2023 in capital purchases was associated with retrofitting our new powder manufacturing and warehouse facility. Construction on this new facility was completed during the fourth quarter of fiscal 2023. Capital equipment purchase activity during the first quarter of fiscal 2024 was primarily for manufacturing equipment and solar power generation equipment for our Vista and Carlsbad, California production facilities.

Cash used by financing activities for the three months ended September 30, 2023, was $0.1 million, compared to $2.8 million provided in the comparable prior year period. The difference is primarily due to borrowings on our line of credit during the first quarter of fiscal 2023 used to finance capital purchases associated with construction activities on our new manufacturing and warehousing facility in Carlsbad, California, while the first quarter of fiscal 2024 only included principal payments made to reduce the balance due on the term loan secured by our new manufacturing and warehouse facility.

At September 30, 2023, we had no outstanding balances due on our line of credit with $20.0 million available, and we owed $9.4 million on the term loan borrowed as part of the purchase of our Carlsbad, California manufacturing facility in August 2021. At June 30, 2023, we also had no outstanding balances due and $20.0 million available in connection with our line of credit.

As of September 30, 2023, we were in compliance with all of the financial and other covenants required under our Credit Agreement.

As of September 30, 2023, we had $16.7 million in cash and cash equivalents. Of these amounts, $14.2 million of cash and cash equivalents were held by NAIE. Overall, we believe our available cash, cash equivalents, potential cash flows from operations, and our credit facility will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months. As a result of reduced sales overall, and the impact of temporary closure of our Carlsbad, California high-speed powder processing facility, we anticipate we will not be able to comply with all of the covenants required under the Credit Agreement in the second quarter of fiscal 2024.  We have advised the lender and are currently negotiating a potential revised credit facility. There can be no assurance we will be able to successfully complete the negotiation of a revised credit facility, or if we do, what the differences in amount, cost and other factors may be. Please see Note F in Item 1 of this report for terms of our credit facility.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose as of September 30, 2023.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 9, 2023, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are often involved in up to several matters in the ordinary course of our business.

There is no assurance NAI will prevail in litigation matters or in similar proceedings NAI or others may initiate or that litigation expenses will not be greater than anticipated.

ITEM 1A.	RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2023 Annual Report, as well as the other information in our 2023 Annual Report, this Report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline, and you could lose all or a portion of the value of your investment in our common stock.

Geopolitical Instability and Conflict in the Region

Our business operations may be adversely affected by ongoing geopolitical instability and conflict in Ukraine or the Middle East, particularly the Israel-Hammas conflict. These regional tensions may lead to increased political, economic, and security risks, including disruptions in the global supply chain, fluctuations in energy prices, and financial market volatility. Such uncertainties could impact our ability to operate efficiently, access markets, and secure resources. Our financial performance and results may be influenced by these external factors, and we cannot predict the future impact of geopolitical events on our business with certainty.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three month periods ended September 30, 2023 and September 30, 2022.

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

Date: November 9, 2023

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)