Form 10-Q
period 2023-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2024-02-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 13, 2024, 6,088,813 shares of NAI's common stock were outstanding, net of 3,240,593 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$16,595	$13,604
Accounts receivable – less allowance for doubtful accounts of $0 at December 31, 2023 and $23 at June 30, 2023	10,457	7,022
Inventories, net	19,596	29,694
Income tax receivable	881	305
Forward contracts	414	390
Prepaids and other current assets	6,450	5,995
Total current assets	54,393	57,010
Property and equipment, net	53,207	53,841
Operating lease right-of-use assets	44,994	20,369
Deferred tax asset – noncurrent	321	355
Other noncurrent assets, net	2,818	2,577
Total assets	$155,733	$134,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,494	$7,778
Accrued liabilities	2,007	2,409
Accrued compensation and employee benefits	1,661	2,246
Customer deposits	695	317
Short-term liability – operating leases	1,225	2,448
Forward contracts	38	—
Income taxes payable	—	374
Mortgage note payable, current portion	292	312
Total current liabilities	13,412	15,884
Long-term liability – operating leases	46,701	18,965
Long-term pension liability	346	339
Mortgage note payable, net of current portion	9,079	9,205
Income taxes payable, noncurrent	740	987
Total liabilities	70,278	45,380
Commitments and contingencies (Notes E, F, and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at December 31, 2023 and June 30, 2023, issued and outstanding (net of treasury shares) 6,088,813 at December 31, 2023 and 6,073,813 at June 30, 2023	91	91
Additional paid-in capital	32,043	31,436
Retained earnings	76,418	80,183
Treasury stock, at cost, 3,240,593 shares at December 31, 2023 and June 30, 2023	(22,855)	(22,855)
Accumulated other comprehensive loss	(242)	(83)
Total stockholders’ equity	85,455	88,772
Total liabilities and stockholders’ equity	$155,733	$134,152

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales	$ 25,202	$ 42,295	$ 59,171	$ 85,422
Cost of goods sold	24,815	36,081	55,647	73,837
Gross profit	387	6,214	3,524	11,585
Selling, general and administrative	3,900	3,729	7,581	7,558

(Loss) income from operations	(3,513)	2,485	(4,057)	4,027

Other (expense) income:
Interest income	13	9	22	13
Interest expense	(70)	(55)	(163)	(130)
Foreign exchange loss	(240)	(143)	(517)	(290)
Other, net	(21)	(10)	—	(16)
Total other expense	(318)	(199)	(658)	(423)

(Loss) income before income taxes	(3,831)	2,286	(4,715)	3,604
(Benefit) provision for income taxes	(761)	473	(950)	738
Net (loss) income	$ (3,070)	$ 1,813	$ (3,765)	$ 2,866

Unrealized loss resulting from change in fair value of derivative instruments, net of tax	(590)	(1,809)	(149)	(1,264)

Comprehensive (loss) income	$ (3,660)	$ 4	$ (3,914)	$ 1,602

Net (loss) income per common share:
Basic	$ (0.52)	$ 0.31	$ (0.64)	$ 0.49
Diluted	$ (0.52)	$ 0.31	$ (0.64)	$ 0.49

Weighted average common shares outstanding
Basic	5,850,131	5,866,494	5,850,131	5,893,071
Diluted	5,850,131	5,873,129	5,850,131	5,908,287

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three-Month Period Ended December 31, 2023 and 2022

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, September 30, 2023	9,329,406	$91	$31,738	$79,488	3,240,593	$(22,855)	$353	$88,815
Compensation expense related to stock compensation plans	—	—	305	—	—	—	—	305
Issuance of common stock for restricted stock grants	—	—	—	—	—	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(5)	(5)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(590)	(590)
Net loss	—	—	—	(3,070)	—	—	—	(3,070)
Balance, December 31, 2023	9,329,406	$91	$32,043	$76,418	3,240,593	$(22,855)	$(242)	$85,455

Balance, September 30, 2022	9,191,406	$89	$30,658	$78,714	3,108,590	$(21,849)	$2,244	$89,856
Compensation expense related to stock compensation plans	—	—	232	—	—	—	—	232
Repurchase of common stock	—	—	—	—	68,570	(562)	—	(562)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,809)	(1,809)
Net income	—	—	—	1,813	—	—	—	1,813
Balance, December 31, 2022	9,191,406	$89	$30,890	$80,527	3,177,160	$(22,411)	$435	$89,530

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Six-Month Period Ended December 31, 2023 and 2022

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance, June 30, 2023	9,314,406	91	31,436	80,183	3,240,593	(22,855)	(83)	$88,772
Compensation expense related to stock compensation plans	—	—	607	—	—	—	—	607
Issuance of common stock for restricted stock grants	15,000	—	—	—	—	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(10)	(10)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(149)	(149)
Net loss	—	—	—	(3,765)	—	—	—	(3,765)
Balance, December 31, 2023	9,329,406	$91	$32,043	$76,418	3,240,593	$(22,855)	$(242)	$85,455

Balance, June 30, 2022	9,191,406	89	30,423	77,661	3,061,795	(21,352)	1,699	$88,520
Compensation expense related to stock compensation plans	—	—	467	—	—	—	—	467
Repurchase of common stock	—	—	—	—	115,365	(1,059)	—	(1,059)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,264)	(1,264)
Net income	—	—	—	2,866	—	—	—	2,866
Balance, December 31, 2022	9,191,406	$89	$30,890	$80,527	3,177,160	$(22,411)	$435	$89,530

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(3,765)	$2,866
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	—	(57)
Depreciation and amortization	2,341	2,039
Non-cash compensation	607	467
Non-cash lease expense	3,611	2,013
Pension contributions, net of expense	7	50
Gain on disposal of assets	—	(37)
Changes in operating assets and liabilities:
Accounts receivable	(3,435)	7,198
Inventories, net	10,098	(3,561)
Prepaids and other assets	(925)	(619)
Accounts payable and accrued liabilities	(309)	(3,121)
Forward contracts	119	152
Accrued compensation and employee benefits	(585)	(1,844)
Operating lease liabilities	(1,723)	(1,624)
Income taxes	(1,197)	(187)
Net cash provided by operating activities	4,844	3,735

Cash flows from investing activities
Proceeds from sale of property and equipment	—	42
Purchases of property and equipment	(1,707)	(11,640)
Net cash used in investing activities	(1,707)	(11,598)

Cash flows from financing activities
Payments on long-term debt	(146)	(138)
Repurchase of common stock	—	(1,059)
Net cash (used in) financing activities	(146)	(1,197)

Net increase (decrease) in cash and cash equivalents	2,991	(9,060)
Cash and cash equivalents at beginning of period	13,604	21,833
Cash and cash equivalents at end of period	$16,595	$12,773

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$114	$131
Income taxes	$274	$877

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

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

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the three months ended December 31, 2023.

Recently Issued Accounting and Regulatory Pronouncements

In October 2023, the FASB issued Accounting Standards Update ("ASU") 2023-06, "Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative". ASU 2023-06 clarifies or improves disclosure and presentation requirements on various disclosure areas, including the statement of cash flows, earnings per share, debt, equity, and derivatives. The amendments will align the requirements in the FASB Accounting Standards Codification (ASC) with the SEC’s regulations. The amendments in this ASU will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will not be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. As we are currently subject to these SEC requirements, this ASU is not expected to have a material impact on our Consolidated Financial Statements or related disclosures.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. This ASU will be adopted in our first quarter of fiscal 2025. We are currently evaluating the impact of this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU will be adopted in our first quarter of fiscal 2026. We are currently evaluating the impact of this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Numerator
Net (loss) income	$(3,070)	$1,813	$(3,765)	$2,866

Denominator
Basic weighted average common shares outstanding	5,850	5,866	5,850	5,893
Dilutive effect of restricted stock	—	7	—	15
Diluted weighted average common shares outstanding	5,850	5,873	5,850	5,908

Basic net (loss) income per common share	$(0.52)	$0.31	$(0.64)	$0.49

Diluted net (loss) income per common share	$(0.52)	$0.31	$(0.64)	$0.49

We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive. During the three months ended December 31, 2023, we excluded 238,682 shares of unvested restricted stock. During the six months ended December 31, 2023, we excluded 236,155 shares of unvested stock. During the three and six months ended December 31, 2022, we excluded 50,377 shares of unvested restricted stock.

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

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2023	Additions	Revenue Recognized	Customer Refunds	December 31, 2023
Contract Liabilities (Customer Deposits)	$317	$975	$(597)	$—	$695

	June 30, 2022	Additions	Revenue Recognized	Customer Refunds	December 31, 2022
Contract Liabilities (Customer Deposits)	$140	$425	$(137)	$(3)	$425

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of December 31, 2023, we have no estimated returns liability.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $2.2 million during the three months ended December 31, 2023, and $3.9 million during the six months ended December 31, 2023. We similarly recorded $1.5 million during the three months ended December 31, 2022, and $2.8 million during the six months ended December 31, 2022. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of approximately $93,000 during the three months ended December 31, 2023, and $182,000 during the six months ended December 31, 2023. We recorded approximately $78,000 of royalty expense during the three months ended December 31, 2022, and $105,000 during the six months ended December 31, 2022.

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

We did not have any option activity or options outstanding during the three and six months ended December 31, 2023, or December 31, 2022.

We did not grant any restricted stock shares during the three months ended December 31, 2023. We granted a total of 15,000 restricted stock shares to certain new members of our management team during the six months ended December 31, 2023. We did not grant any restricted stock shares during the three and six months ended December 31, 2022. During the three and six months ended December 31, 2023, and  December 31, 2022, no restricted stock shares were forfeited. Our net loss included stock-based compensation expense with the vesting of prior restricted stock grants of approximately $0.3 million for the three months ended December 31, 2023 and $0.6 million for the six months ended December 31, 2023. Our net income included stock based compensation expense in connection with the vesting of prior restricted stock grants of approximately $0.2 million for the three months ended December 31, 2022, and $0.5 million for the six months ended December 31, 2023.

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

No deferred cash awards were granted or forfeited during the three and six months ended  December 31, 2023, and  December 31, 2022.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of December 31, 2023, and June 30, 2023, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange and interest rate swap contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Euro Forward Contract– Current Assets	$—	$250
Swiss Franc Forward Contract – Current Assets	414	140
Total Derivative Contracts – Current Assets	414	390

Interest Swap – Other noncurrent Assets	316	532
Euro Forward Contract– Other noncurrent Assets	—	15
Total Derivative Contracts – Other noncurrent Assets	316	547

Euro Forward Contract– Current Liabilities	(38)	—
Swiss Franc Forward Contract – Current Liabilities	—	—
Total Derivative Contracts – Current Liabilities	(38)	—

Fair Value Net Asset – all Derivative Contracts	$692	$937

We also classify any outstanding line of credit and term loan balance as a Level 2 liability. As of December 31, 2023, and June 30, 2023, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2023 or the three and six months ended December 31, 2023.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	June 30,
	2023	2023
Raw materials	$14,443	$20,946
Work in progress	2,474	4,504
Finished goods	3,485	4,928
Reserve	(806)	(684)
	$19,596	$29,694

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life	December 31,	June 30,
	In Years	2023	2023
Land	NA	$8,941	$8,940
Building and building improvements	7 – 39	25,147	24,712
Machinery and equipment	3 – 12	42,112	41,460
Office equipment and furniture	3 – 5	6,664	6,522
Vehicles	3	227	227
Leasehold improvements	1 – 15	23,118	22,641
Total property and equipment		106,209	104,502
Less: accumulated depreciation and amortization		(53,002)	(50,661)
Property and equipment, net		$53,207	$53,841

Depreciation and amortization expense was approximately $1.2 million during the three months ended  December 31, 2023, and $2.3 million during the six months ended December 31, 2023. Depreciation expense was approximately $1.1 million during the three months ended December 31, 2022, and $2.0 million during the six months ended December 31, 2022. Construction in progress is included in the building and building improvements line.

D. Other Comprehensive (Loss) Income

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three and six months ended December 31, 2023, and December 31, 2022 (in thousands):

	Three Months Ended
	December 31, 2023
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(385)	$392	$346	$353
OCI/OCL before reclassifications	—	(503)	(125)	(628)
Amounts reclassified from OCI to Sales	—	(127)	—	(127)
Tax effect of OCI activity	(5)	134	31	160
Net current period OCI/OCL	(5)	(496)	(94)	(595)
Ending Balance	$(390)	$(104)	$252	$(242)

	Six Months Ended
	December 31, 2023
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(380)	$(110)	$407	$(83)
OCI/OCL before reclassifications	—	167	(215)	(48)
Amounts reclassified from OCI to Sales	—	(77)	—	(77)
Tax effect of OCI activity	(10)	(84)	60	(34)
Net current period OCI/OCL	(10)	6	(155)	(159)
Ending Balance	$(390)	$(104)	$252	$(242)

	Three Months Ended
	December 31, 2022
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(444)	$2,203	$485	$2,244
OCI/OCL before reclassifications	—	(1,173)	4	(1,169)
Amounts reclassified from OCI to Sales	—	(1,162)	—	(1,162)
Tax effect of OCI activity	—	523	(1)	522
Net current period OCI/OCL	—	(1,812)	3	(1,809)
Ending Balance	$(444)	$391	$488	$435

	Six Months Ended
	December 31, 2022
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(444)	$1,795	$348	$1,699
OCI/OCL before reclassifications	—	615	178	793
Amounts reclassified from OCI to Sales	—	(2,423)	—	(2,423)
Tax effect of OCI activity	—	404	(38)	366
Net current period OCI/OCL	—	(1,404)	140	(1,264)
Ending Balance	$(444)	$391	$488	$435

E. Leases

We currently lease our Vista, California and Lugano, Switzerland product manufacturing and support facilities.

On July 18, 2023, we entered into a Fourth Amendment to our Vista, California manufacturing facilities lease. The Fourth Amendment extends the term of the lease by an additional ten years and five months commencing April 1, 2024. The amended lease covering two buildings and approximately 162,000 square feet will result in an increase in base rent to $1.50 per square foot, after five free months of base rent beginning at the commencement of the extended term. NAI intends to construct substantial improvements to the facilities including but not limited to installation of an approximately $2.3 million solar electrical generating system on both buildings, and other substantial improvements. Pursuant to the Fourth Amendment, the Landlord will reimburse NAI for up to $1.1 million of these tenant improvements to the buildings. Our lease liability and Right of Use asset were both increased by approximately $25.9 million as a result of this lease extension effective on the date that the Fourth Amendment was executed.

Our leases are classified as operating leases. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of December 31, 2023, the weighted average remaining lease term for our operating leases was 9.9 years and the weighted average discount rate for our operating leases was 5.89%. As of June 30, 2023, the weighted average remaining lease term for our operating leases was 5.3 years and the weighted average discount rate was 4.12%.

Other information related to leases as of December 31, 2023, and December 31, 2022, was as follows (in thousands):

Supplemental Cash Flow Information	Six Months Ended	Six Months Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$874	$1,634
Increase in operating lease liabilities and right-of-use assets due to lease remeasurement	25,916	$—

F. Debt

On May 24, 2021, we entered into a new credit facility with Wells Fargo Bank, N.A (“Wells Fargo”) to extend the maturity for our working line of credit from November 1, 2022, to May 24, 2024. This credit facility provides total lending capacity of up to $20.0 million and allows us to use the credit facility for working capital as well as potential acquisitions. On August 18, 2021, we entered into an amendment of our credit facility with Wells Fargo. The amended credit facility added a $10.0 million term loan to the existing $20.0 million credit facility and permitted us to use the $10.0 million term loan as part of the $17.5 million purchase consideration for the acquisition of our manufacturing and warehouse property in Carlsbad, California. The amended credit agreement also increased the allowed capital expenditures from $10.0 million to $15.0 million for fiscal 2022 (exclusive of the amount paid for the acquisition of the new Carlsbad property noted above). In addition, the revised credit notes now reflect a change in the interest rate reference from LIBOR to Secured Overnight Financing Rate (SOFR). The Credit Agreement was amended and a new Revolving Line of Credit Note, and Security Agreement were entered into. A Term Note and real property security documents were added to secure the Term Note by the Carlsbad property.

Subsequently we entered into a Second and Third Amendment that changed certain limits on our use of the line of credit. In the second quarter of fiscal 2024 we failed to meet three continuing requirements for our line of credit and were not in compliance at the end of our second quarter. As of February 13, 2024, we entered into a Fourth Amendment to our credit facility with Wells Fargo. The Fourth Amendment waived all prior instances of non-compliance, decreased our total borrowing capacity on the line of credit to $12.5 million, increased the interest rate on borrowings under the line of credit to 2.25% from 1.29% above the daily simple SOFR rate, modified our continuing compliance requirements, and reduced the uses we can fund with the line of credit.

Under the terms of the Credit Agreement, as amended by the Fourth Amendment, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.0 at any time; (ii) limits our losses to a decreasing amount over the next three quarters, with net income after taxes of not less than $1.00 by September 30, 2024; (iii) a rolling 4-quarter fixed charge coverage ratio not less than 1.25 to 1.0 as of December 31, 2024 and each quarter thereafter. The Fourth Amendment includes a limitation on the amount of capital expenditures that can be made in a given fiscal year, with such limitation set at $6.5 million, requires us to suspend share repurchase and dividend activity, and includes an availability reserve of 10% that will be in place until we return to profitability. Any amounts outstanding under the line of credit will bear interest at a fixed or fluctuating interest rate as elected by us from time to time. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date which remains at May 23, 2025. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences between payment under a fixed rate versus payment under the variable rate for each month from the month of prepayment through the month in which the then applicable fixed rate term matures. There is an unused commitment fee of 0.25% required as part of the line of credit, and an origination fee of 1% we paid upon execution of the Fourth Amendment.

The Term Note used as part of the purchase consideration of our powder processing and warehouse property in Carlsbad, California referenced above, was for the original principal amount of $10.0 million, and is a seven-year term note with payments fully amortized based on a twenty-five year assumed term. Installment payments under this loan commenced October 1, 2021, and continue through August 1, 2028, with a final installment consisting of all remaining amounts due to be paid in full on September 1, 2028. Amounts outstanding on this note during the term of the agreement bear interest equal to 1.8% above the SOFR rolling 30-day average. In connection with this term loan, we entered into an interest rate swap with Wells Fargo that effectively fixes our interest rate on our term loan at 2.4% for the first three years of the term of the note.

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

As of December 31, 2023, we had $9.4 million outstanding under the Term Note used in August 2021 for the purchase of our Carlsbad, California powder processing and warehouse property.

On December 31, 2023, we were not in compliance with the financial covenants related to net income requirements as noted in item (iii) above and the fixed charge coverage ratio as noted in item (iv) above. On  February 13, 2024, we entered into a fourth amendment to our credit facility with Wells Fargo. The fourth amendment modifies the financial covenant requirements such that item (iii) noted above has been eliminated through the end of fiscal 2024 and replaced with maximum loss requirements of $3.2 million for the third quarter of fiscal 2024 and $2.0 million for the fourth quarter of fiscal 2024 and a requirement to maintain net income after taxes not less than $1.00 on a quarterly basis beginning with the first quarter of fiscal 2025. The amendment also eliminates the fixed charge coverage ratio requirements described in item (iv) above through the quarter ending September 30, 2024 and resuming with the quarter ending December 31, 2024. The amended credit agreement also decreased the allowed capital expenditures from $7.5 million to $6.5 million for fiscal 2024 and beyond and requires us to suspend share repurchase and dividend activity. All other financial covenants remain unmodified. The amended credit agreement also modifies our borrowing capacity to a monthly asset-based borrowing base calculation with a maximum borrowing capacity of $12.5 million, which includes an availability reserve of 10% that will be in place until we return to profitability. The amendment also modifies our interest rate to be equal to 2.25% above the daily simple SOFR rate and includes a 0.25% unused commitment fee payable quarterly in arrears along with an up-front amendment fee of 1.0% of the maximum borrowing base.

As of December 31, 2023, we had zero outstanding on our credit facility with Wells Fargo Bank.

G. Economic Dependency

We had substantial net sales to certain customers during the periods shown in the following table. The loss of any of these customers, or a significant decline in (i) sales to these customers, (ii) the growth rate of sales to these customers, or (iii) these customers’ ability to make payments when due, each individually could have a material adverse impact on our net sales and net operating results. Net sales to any one customer representing 10% or more of the respective period's consolidated net sales were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Customer 1	$13,846	$14,112	$23,965	$29,265
Customer 2	(a)	15,982	12,131	30,987
Customer 3	(a)	4,503	(a)	10,831
	$13,846	$34,597	$36,096	$71,083

(a) Sales were less than 10% of the respective period's consolidated net sales.

Accounts receivable from these customers totaled $6.9 million at December 31, 2023 and $3.3 million at June 30, 2023.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Supplier 1	$2,778	3,961	$5,869	6,793
	$2,778	3,961	$5,869	6,793

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net Sales
Private-label contract manufacturing	$23,050	$40,839	$55,239	$82,615
Patent and trademark licensing	2,152	1,456	3,932	2,807
Total Net Sales	$25,202	$42,295	$59,171	$85,422

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
(Loss) Income from Operations
Private-label contract manufacturing	$(2,368)	$4,266	$(1,360)	$7,510
Patent and trademark licensing	947	347	$1,391	694
(Loss) income from operations of reportable segments	(1,421)	4,613	$31	8,204
Corporate expenses not allocated to segments	(2,092)	(2,128)	$(4,088)	(4,177)
Total (Loss) Income from Operations	$(3,513)	$2,485	$(4,057)	$4,027

	December 31,	June 30,
	2023	2023
Total Assets
Private-label contract manufacturing	$122,934	$102,495
Patent and trademark licensing	32,799	31,657
	$155,733	$134,152

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

United States	$16,585	$28,908	$41,533	$58,740
Markets outside of the United States	8,617	13,387	17,638	26,682
Total	$25,202	$42,295	$59,171	$85,422

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 70% of net sales in markets outside the U.S. for the three months ended December 31, 2023, and 80% for the six months ended December 31, 2023. Products manufactured by our Swiss subsidiary ("NAIE") accounted for 73% of net sales in markets outside the U.S. for the three months ended December 31, 2022, and 75% for the six months ended December 31, 2022.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	December 31, 2023	June 30, 2023
United States	$79,028	$53,536
Europe	19,173	20,674
Total Long-Lived Assets	$98,201	$74,210

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	December 31, 2023	June 30, 2023
United States	$111,799	$89,167
Europe	43,934	44,985
Total Assets	$155,733	$134,152

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Six Months Ended
	December 31,
	2023	2022
United States	$1,617	$11,486
Europe	90	154
Total Capital Expenditures	$1,707	$11,640

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

Our effective tax rate for the three months ended December 31, 2023, was 19.9% and our effective tax rate for the three months ended December 31, 2022, was 20.7%. Our effective tax rate for the six months ended December 31, 2023, was 20.1% and our effective tax rate for the six months ended  December 31, 2022, was 20.5%. Our effective tax rate for the three and six months ended December 31, 2023, differ from the fiscal 2023 U.S. federal statutory rate of 21% primarily due to the foreign tax rate differential and forecasted research and development tax credits.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three and six months ended December 31, 2023, there was no change to our valuation allowance for our deferred tax assets.

J. Treasury Stock

We purchase shares under a stock repurchase plan (“Repurchase Plan”) authorized by the Board of Directors. The total authorized repurchase amount is $18.0 million and as of December 31, 2023, we had approximately $716,000 remaining available under the Repurchase Plan. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. The Fourth Amendment to the Credit Agreement with Wells Fargo effective February 13, 2024, prohibits most stock repurchases (see Footnote F). As a result, until that restriction is modified or removed the Company does not intend to purchase its shares other than its longstanding practice of purchasing shares from its employees in exchange for paying the employees’ withholding requirements upon vesting of restricted stock held by the employee.

There were no stock repurchases for the three and six months ended December 31, 2023.

Stock repurchases for the three months ended December 31, 2022, were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	68,570	$8.19	$562
Shares acquired from employees for restricted stock vesting	—	—	—
Total	68,570		$562

Stock repurchases for the six months ended December 31, 2022, were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	115,365	$9.18	$1,059
Shares acquired from employees for restricted stock vesting	—	—	—
Total	115,365		$1,059

Stock repurchase costs include commissions and fees.

Shares acquired from employees for restricted stock vesting may be returned to us by the related employees and in return we pay each employee’s required tax withholding resulting from the vesting of restricted shares. The valuation of the shares acquired and thereby the number of shares returned to us is calculated based on the closing share price on the date the shares vested. We did not receive any shares associated with the vesting of employee restricted stock during either of the three month periods ending December 31, 2023, or 2022.

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

As of December 31, 2023, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through September 2024. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three and six months ended December 31, 2023, and December 31, 2022.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three and six months ended December 31, 2023, and December 31, 2022, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of December 31, 2023, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $18.1 million (EUR 16.3 million). As of December 31, 2023, a net loss of approximately $0.1 million, offset by approximately $26,000 of a deferred tax benefit, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that the entire amount will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three and six months ended December 31, 2023, we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of December 31, 2023, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $13.1 million (CHF 11.3 million).

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

Israel-Hamas War

In October 2023, armed conflict escalated between Israel and Hamas. Management is monitoring the conflict in Israel and Gaza and any broader economic effects from the crisis. Israel accounts for a small portion of our global net sales, but we also source multiple raw materials that come from Israel. While we do not anticipate this conflict will have a significant impact on our net sales, we are currently communicating with the customers and suppliers that may be impacted by this conflict, and we are evaluating options for alternative ingredient sources or holding safety stock of impacted materials to limit the affect that this conflict may have on our ability to obtain the ingredients sourced from this region. There are further concerns regarding consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, and other unforeseen business disruptions due to the current global geopolitical tensions, including and relating to this new conflict between Israel and Hamas and the continued conflict in Ukraine. We will continue to evaluate impacts of the conflict on our customers, suppliers, employees, and operations.

M. Subsequent Event

As of February 13, 2024, we entered into a Fourth Amendment to our credit facility with Wells Fargo. Among other changes the Fourth Amendment waived all prior instances of non-compliance, decreased our total borrowing capacity on the line of credit to $12.5 million, increased the interest rate on borrowings under the line of credit to 2.25% from 1.29% above the daily simple SOFR rate, modified our continuing compliance requirements, reduced the uses we can fund with the line of credit, decreased the allowed capital expenditures from $7.5 million to $6.5 million for fiscal 2024 and beyond, and requires us to suspend share repurchase and dividend activity.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2023. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2023 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the six months ended December 31, 2023, our net sales were 31% lower than in the six months ended December 31, 2022. Private-label contract manufacturing sales decreased 33% primarily due to reduced orders from several of our larger customers associated with their efforts to reduce excess on-hand inventories, partially offset by increased shipments from other existing customers and shipments to new customers. Revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the six months ended December 31, 2023, was 41%, and revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the six months ended December 31, 2022, was 36%. We expect our annualized fiscal 2024 revenue concentration for our largest customer to be flat to slightly higher as compared to our revenue concentration for our largest customer in fiscal 2023.

During the six months ended December 31, 2023, patent and trademark licensing revenue increased 40% to $3.9 million, compared to revenue of $2.8 million for the six months ended December 31, 2022. The increase in patent and trademark licensing revenue during the six months ended December 31, 2023, was primarily due to an increase in orders from existing customers and increased royalty income, partially offset by increased volume rebates.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our recent efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred legal expenses of approximately $0.1 million during the first six months of both fiscal 2024 and fiscal 2023. Our legal expense associated with our CarnoSyn® business has remained relatively low as we have not had any active litigation in recent periods, and our current run-rate of expenses is primarily related to maintenance of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain or expand our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2024, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

We experienced a loss from operations during the three and six months ended December 31, 2023. This was primarily due to a slowdown in sales across our private-label contract manufacturing segment. On August 16, 2023, we announced the temporary closure of our high-speed powder processing facility in Carlsbad, California due to excess inventory on hand at one of our largest customers and their efforts to rebalance supply and demand. We now expect this facility will re-open and our prior level of operations will resume late in our fourth fiscal quarter of 2024 to support anticipated deliveries of new orders to this customer in the first quarter of fiscal 2025. However, there can be no assurance this customer will resolve its supply and demand issues in the timeframe expected, what their future purchases may be, or what level of other business we may acquire that will utilize this facility.

Subject to the change in timing of anticipated new orders from this customer, and our overall sales forecast, we now anticipate we will experience a net loss in the second half of fiscal 2024 and an overall net loss in fiscal 2024.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic resulted in significant economic disruption and may have some effect on our business in the future. Our facilities, located both in the United States and Europe, maintained operations throughout the duration of the COVID-19 pandemic, however, there can be no assurance our facilities would continue to operate without interruption in any future event.

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

Results of Operations

The results of our operations for the three and six months ended December 31 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2023	2022	% Change	2023	2022	% Change
Private-label contract manufacturing	$23,050	$40,839	(44)%	$55,239	$82,615	(33)%
Patent and trademark licensing	2,152	1,456	48%	3,932	2,807	40%
Total net sales	25,202	42,295	(40)%	59,171	85,422	(31)%
Cost of goods sold	24,815	36,081	(31)%	55,647	73,837	(25)%
Gross profit	387	6,214	(94)%	3,524	11,585	(70)%
Gross profit %	1.5%	14.7%		6.0%	13.6%

Selling, general and administrative expenses	3,900	3,729	5%	7,581	7,558	0%
% of net sales	15.5%	8.8%		12.8%	8.8%

(Loss) income from operations	(3,513)	2,485	(241)%	(4,057)	4,027	(201)%
% of net sales	(13.9)%	5.9%		(6.9)%	4.7%

Other expense	(318)	(199)	60%	(658)	(423)	56%
(Loss) income before income taxes	(3,831)	2,286	(268)%	(4,715)	3,604	(231)%
% of net sales	(15.2)%	5.4%		(8.0)%	4.2%

(Benefit) provision for income taxes	(761)	473	(261)%	(950)	738	(229)%
Net (loss) income	$(3,070)	$1,813	(269)%	$(3,765)	$2,866	(231)%
% of net sales	(12.2)%	4.3%		(6.4)%	3.4%

Private-label contract manufacturing net sales decreased 44% during the three months ended December 31, 2023, and 33% for the six months ended December 31, 2023, when compared to the same periods in the prior year. The decrease in net sales during the three and six months ended December 31, 2023, was primarily due to reduced orders from several of our larger customers associated with their efforts to reduce excess on-hand inventories, partially offset by increased shipments from other existing customers and shipments to new customers.

Net sales from our patent and trademark licensing segment increased 48% during the three months ended December 31, 2023, and 40% during the six months ended December 31, 2023, when compared to the same periods in the prior year. The increase in patent and trademark licensing revenue during the three months ended December 31, 2023, was primarily due to an increase in orders from existing customers, increased royalty income, and favorable volume rebate activity. The increase in patent and trademark licensing revenue during the six months ended December 31, 2023, was primarily due to an increase in orders from existing customers and increased royalty income, partially offset by increased volume rebates.

The change in gross profit margin for the three and six months ended December 31, 2023, was as follows:

	Three Months Ended	Six Months Ended

Contract manufacturing(1)	(16.7)%	(9.5)%
Patent and trademark licensing(2)	3.5%	1.9%
Total change in gross profit margin	(13.2)%	(7.6)%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 16.7 percentage points during the three months ended December 31, 2023, when compared to the comparable prior year period. The decrease in gross profit as a percentage of net sales for private-label contract manufacturing during the three months ended December 31, 2023, is primarily due to lower sales, unfavorable sales mix, and increased per unit manufacturing costs. For the six months ended December 31, 2023, contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 9.5 percentage points as compared to the comparable prior year period, primarily due to lower sales, unfavorable sales mix, and increased per unit manufacturing costs. Per unit manufacturing costs were negatively impacted by reduced sales and increased costs associated with labor rates, increased rent and utilities costs.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 3.5 percentage points during the three months ended December 31, 2023, and 1.9 percentage points for the six months ended December 31, 2023, when compared to the comparable prior year periods. The increase in margin contribution during the second quarter of fiscal 2024 was primarily due to increased patent and trademark licensing net sales in total and as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business. Additionally, patent and trademark licensing profit margins increased due to higher average sales price and increased royalty income. For the six months ended December 31, 2023, patent and trademark licensing margin contribution increased when compared to the comparable period in the prior fiscal year, primarily due to increased net sales both in total and as a percentage of total consolidated net sales.

Selling, general and administrative expenses increased approximately $0.2 million, or 5%, during the three months ended December 31, 2023, and were consistent at $7.6 million during the first six months of fiscal 2024 as compared to the same period in the prior fiscal year.

Other expense increased $0.1 million during the three months ended December 31, 2023, and increased $0.2 million during the six months ended December 31, 2023, when compared to the comparable periods during the prior year. The increase in both the three and six month periods is primarily associated with increased expenses related to our CHF balance sheet hedge, foreign currency rate fluctuations, and interest expense related to usage of our line of credit.

Our income tax (benefit) expense changed to reflect a benefit of $0.8 million for the three months ended December 31, 2023, compared to an expense of $0.5 million in the same period in fiscal 2023, and a benefit of $1.0 million for the first six months of fiscal 2024, as compared to an expense of $0.7 million for the first six months of fiscal 2023. The change in tax amount is primarily due to recognition of a pretax loss in the three and six months ended December 31, 2023, as compared to pretax income in the same periods in fiscal 2023.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $4.8 million for the six months ended December 31, 2023, compared to net cash provided by operating activities of $3.7 million in the comparable period during the prior fiscal year.

At December 31, 2023, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, used $3.4 million in cash compared to providing $7.2 million of cash during the comparable six month period in the prior year. The increase in cash used in accounts receivable during the six months ended December 31, 2023, primarily resulted from the timing of sales and related collections. Days sales outstanding was 27 days during the six months ended December 31, 2023, as compared to 30 days for the prior year period.

Changes in inventory provided $10.1 million in cash during the six months ended December 31, 2023, compared to using $3.6 million in the comparable prior year period. The change in cash related to inventory during the six months ended December 31, 2023, was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to same period in the prior year. Changes in accounts payable and accrued liabilities used $0.3 million in cash during the six months ended December 31, 2023, compared to using $3.1 million during the six months ended December 31, 2022. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the six months ended December 31, 2023, was $1.7 million compared to $11.6 million in the comparable prior year period. The increase during the six months ended December 31, 2022, in capital purchases was associated with retrofitting our new powder manufacturing and warehouse facility. Construction on this new facility was completed during the fourth quarter of fiscal 2023. Capital equipment purchase activity during the first six months of fiscal 2024 was primarily for manufacturing equipment and solar power generation equipment for our Vista and Carlsbad, California production facilities.

Cash used by financing activities for the six months ended December 31, 2023, was $0.1 million compared to $1.2 million used in the comparable prior year period. The decrease in cash used by financing activities is primarily due to zero stock repurchase activity during the first six months of fiscal 2024 compared to $1.1 million in stock repurchases during the same period in fiscal 2023.

At December 31, 2023, we had no outstanding balances due on our line of credit with $20.0 million available, and we owed $9.4 million on the term loan borrowed as part of the purchase of our Carlsbad, California manufacturing facility in August 2021. At June 30, 2023, we also had no outstanding balances due and $20.0 million available in connection with our line of credit.

As of February 13, 2024, we entered into a Fourth Amendment to our credit facility with Wells Fargo. Among other changes the Fourth Amendment waived all prior instances of non-compliance, decreased our total borrowing capacity on the line of credit to $12.5 million, increased the interest rate on borrowings under the line of credit to 2.25% from 1.29% above the daily simple SOFR rate, modified our continuing compliance requirements, reduced the uses we can fund with the line of credit, decreased the allowed capital expenditures from $7.5 million to $6.5 million for fiscal 2024 and beyond, and requires us to suspend share repurchase and dividend activity.

As of December 31, 2023, we had $16.6 million in cash and cash equivalents. Of these amounts, $14.8 million of cash and cash equivalents were held by NAIE. Overall, we believe our available cash, cash equivalents, potential cash flows from operations, and our credit facility will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose as of December 31, 2023.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 13, 2023, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are often involved in up to several matters in the ordinary course of our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three month periods ended September 30, 2023, and December 31, 2023.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this Report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on December 8, 2005
10.37	First modification to Promissory Note by and between NAI and Wells Fargo, effective as of February 13, 2024	Filed herewith
10.38	Fourth Amendment and Waiver of Events of Default to Credit Agreement by and between NAI and Wells Fargo effective as of February 13, 2024	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this Report to be signed on its behalf by the undersigned, duly authorized officers.

Date: February 13, 2024

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)