Form 10-Q
period 2024-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2024-05-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 14, 2024, 6,200,869 shares of NAI's common stock were outstanding, net of 3,280,037 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “approximate,” “predict,” “forecast,” “project,” “future,” or “likely,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism or pessimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$12,407	$13,604
Accounts receivable – less allowance for doubtful accounts of $0 at March 31, 2024 and $23 at June 30, 2023	11,221	7,022
Inventories, net	21,071	29,694
Income tax receivable	1,662	305
Forward contracts	335	390
Prepaids and other current assets	7,665	5,995
Total current assets	54,361	57,010
Property and equipment, net	52,384	53,841
Operating lease right-of-use assets	44,032	20,369
Deferred tax asset – noncurrent	291	355
Other noncurrent assets, net	2,143	2,577
Total assets	$153,211	$134,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,970	$7,778
Accrued liabilities	2,425	2,409
Accrued compensation and employee benefits	2,092	2,246
Customer deposits	387	317
Short-term liability – operating leases	1,134	2,448
Forward contracts	345	—
Income taxes payable	—	374
Mortgage note payable, current portion	294	312
Total current liabilities	13,647	15,884
Long-term liability – operating leases	45,423	18,965
Long-term pension liability	295	339
Mortgage note payable, net of current portion	9,007	9,205
Income taxes payable, noncurrent	740	987
Total liabilities	69,112	45,380
Commitments and contingencies (Notes E, F, and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at March 31, 2024 and June 30, 2023, issued and outstanding (net of treasury shares) 6,200,869 at March 31, 2024 and 6,073,813 at June 30, 2023	93	91
Additional paid-in capital	32,356	31,436
Retained earnings	74,840	80,183
Treasury stock, at cost, 3,280,037 shares at March 31, 2024 and 3,240,593 at June 30, 2023	(23,072)	(22,855)
Accumulated other comprehensive income	(118)	(83)
Total stockholders’ equity	84,099	88,772
Total liabilities and stockholders’ equity	$153,211	$134,152

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales	$ 25,136	$ 32,699	$ 84,307	$ 118,121
Cost of goods sold	23,214	31,323	78,861	105,160
Gross profit	1,922	1,376	5,446	12,961
Selling, general and administrative	3,874	3,864	11,455	11,422

(Loss) income from operations	(1,952)	(2,488)	(6,009)	1,539

Other (expense) income:
Interest income	79	12	100	25
Interest expense	(74)	(116)	(237)	(246)
Foreign exchange loss	(23)	(194)	(540)	(484)
Other, net	2	(2)	3	(18)
Total other expense	(16)	(300)	(674)	(723)

(Loss) income before income taxes	(1,968)	(2,788)	(6,683)	816
(Benefit) provision for income taxes	(390)	(407)	(1,340)	331
Net (loss) income	$ (1,578)	$ (2,381)	$ (5,343)	$ 485

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	119	(357)	(30)	(1,621)

Comprehensive (loss)	$ (1,459)	$ (2,738)	$ (5,373)	$ (1,136)

Net (loss) income per common share:
Basic	$ (0.27)	$ (0.41)	$ (0.91)	$ 0.08
Diluted	$ (0.27)	$ (0.41)	$ (0.91)	$ 0.08

Weighted average common shares outstanding
Basic	5,867,528	5,816,058	5,855,930	5,867,400
Diluted	5,867,528	5,816,058	5,855,930	5,885,116

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three-Month Period Ended March 31, 2024 and 2023

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance, December 31, 2023	9,329,406	$91	$32,043	$76,418	3,240,593	$(22,855)	$(242)	$85,455
Compensation expense related to stock compensation plans	—	—	315	—	—	—	—	315
Issuance of common stock for restricted stock grants	151,500	2	(2)	—	—	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	5	5
Repurchase of common stock	—	—	—	—	36,444	(217)	—	(217)
Forfeiture of restricted stock	—	—	—	—	3,000	—	—	—
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	119	119
Net loss	—	—	—	(1,578)	—	—	—	(1,578)
Balance, March 31, 2024	9,480,906	$93	$32,356	$74,840	3,280,037	$(23,072)	$(118)	$84,099

Balance, December 31, 2022	9,191,406	$89	$30,890	$80,527	3,177,160	$(22,411)	$435	$89,530
Compensation expense related to stock compensation plans	—	—	258	—	—	—	—	258
Issuance of common stock for restricted stock grants	118,000	2	(2)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	49,034	(444)	—	(444)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	5,999	—	(357)	(357)
Net loss	—	—	—	(2,381)	—	—	—	(2,381)
Balance, March 31, 2023	9,309,406	$91	$31,146	$78,146	3,232,193	$(22,855)	$78	$86,606

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Nine-Month Period Ended March 31, 2024 and 2023

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance, June 30, 2023	9,314,406	$91	$31,436	$80,183	3,240,593	$(22,855)	$(83)	$88,772
Compensation expense related to stock compensation plans	—	—	922	—	—	—	—	922
Issuance of common stock for restricted stock grants	166,500	2	(2)	—	—	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(5)	(5)
Repurchase of common stock	—	—	—	—	36,444	(217)	—	(217)
Forfeiture of restricted stock	—	—	—	—	3,000	—	—	—
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	(5,343)	—	—	—	(5,343)
Balance, March 31, 2024	9,480,906	$93	$32,356	$74,840	3,280,037	$(23,072)	$(118)	$84,099

Balance, June 30, 2022	9,191,406	89	30,423	77,661	3,061,795	(21,352)	1,699	$88,520
Compensation expense related to stock compensation plans	—	—	725	—	—	—	—	725
Issuance of common stock for restricted stock grants	118,000	2	(2)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	164,399	(1,503)	—	(1,503)
Forfeiture of restricted stock	—	—	—	—	5,999	—	—	—
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,621)	(1,621)
Net income	—	—	—	485	—	—	—	485
Balance, March 31, 2023	9,309,406	$91	$31,146	$78,146	3,232,193	$(22,855)	$78	$86,606

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(5,343)	$485
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Recovery of uncollectible accounts receivable	—	(18)
Depreciation and amortization	3,439	3,050
Non-cash compensation	922	725
Non-cash lease expense	4,007	2,937
Pension expense, net of contributions	(44)	75
Gain on disposal of assets	—	(43)
Changes in operating assets and liabilities:
Accounts receivable	(4,199)	9,829
Inventories, net	8,623	(6,834)
Prepaids and other assets	(1,561)	(868)
Accounts payable and accrued liabilities	(722)	(6,178)
Forward contracts	755	517
Accrued compensation and employee benefits	(154)	(614)
Operating lease liabilities	(2,525)	(2,455)
Income taxes	(1,978)	(1,078)
Net cash provided by (used in) operating activities	1,220	(470)

Cash flows from investing activities
Proceeds from sale of property and equipment	—	48
Purchases of property and equipment	(1,983)	(13,239)
Net cash used in investing activities	(1,983)	(13,191)

Cash flows from financing activities
Borrowings on line of credit	—	9,100
Payments on long-term debt	(217)	(209)
Repurchase of common stock	(217)	(1,503)
Net cash (used in) provided by financing activities	(434)	7,388

Net decrease in cash and cash equivalents	(1,197)	(6,273)
Cash and cash equivalents at beginning of period	13,604	21,833
Cash and cash equivalents at end of period	$12,407	$15,560

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$184	$507
Income taxes	$283	$1,321

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

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

We did not adopt any accounting pronouncements during the three months ended March 31, 2024.

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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. This ASU will be adopted in our fiscal 2025. We are currently evaluating the impact of this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

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

In March 2024, the SEC adopted rules under SEC Release No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors", which require a registrant to disclose information in annual reports and registration statements about climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The information would include disclosure of a registrant's greenhouse gas emissions. In addition, certain disclosures related to severe weather events and other natural conditions will be required in a registrant’s audited financial statements. Annual disclosure requirements would be effective for the Company as early as the fiscal year beginning July 1, 2027. However, in April 2024, the SEC voluntarily stayed the final rules pending certain legal challenges. It is presently unclear what the nature and scope of these requirements may be when and if the stay is lifted.  We are evaluating the impact these anticipated types of rules may have on our record keeping and disclosures.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Numerator
Net (loss) income	$(1,578)	$(2,381)	$(5,343)	$485

Denominator
Basic weighted average common shares outstanding	5,868	5,816	5,856	5,867
Dilutive effect of restricted stock	—	—	—	18
Diluted weighted average common shares outstanding	5,868	5,816	5,856	5,885

Basic net (loss) income per common share	$(0.27)	$(0.41)	$(0.91)	$0.08

Diluted net (loss) income per common share	$(0.27)	$(0.41)	$(0.91)	$0.08

We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive. During the three months ended March 31, 2024, we excluded 173,230 shares of unvested restricted stock. During the nine months ended March 31, 2024, we excluded 215,180 shares of unvested stock. During the three months ended March 31, 2023, we excluded 227,082 shares of restricted stock, and during the nine months ended March 31, 2023, we excluded 151,585 shares of unvested restricted stock.

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

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2023	Additions	Revenue Recognized	Customer Refunds	March 31, 2024
Contract Liabilities (Customer Deposits)	$317	$1,406	$(1,336)	$—	$387

	June 30, 2022	Additions	Revenue Recognized	Customer Refunds	March 31, 2023
Contract Liabilities (Customer Deposits)	$140	$326	$(137)	$(3)	$326

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of March 31, 2024, we had no estimated returns liability.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade names. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $2.7 million during the three months ended March 31, 2024, and $6.6 million during the nine months ended March 31, 2024. We similarly recorded $2.3 million during the three months ended March 31, 2023, and $5.2 million during the nine months ended March 31, 2023. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of approximately $96,000 during the three months ended March 31, 2024, and $278,000 during the nine months ended March 31, 2024. We recorded approximately $107,000 of royalty expense during the three months ended March 31, 2023, and $213,000 during the nine months ended March 31, 2023.

Stock-Based Compensation

The Board of Directors approved our current omnibus equity incentive plan that became effective January 1, 2021 (the “2020 Plan”). The 2020 Plan was approved by our stockholders at the Annual Meeting of Stockholders on December 4, 2020. Under the 2020 Plan, we may grant nonqualified and incentive stock options, restricted stock grants, restricted stock units, stock appreciation rights, and other stock-based awards to employees, non-employee directors and consultants.

We did not have any stock option activity or stock options outstanding during the three and nine months ended March 31, 2024, or March 31, 2023.

During the three months ended March 31, 2024 we granted a total of 151,500 restricted stock shares to members of our Board of Directors and key members of our management team. During the nine months ended March 31, 2024, we granted a total of 166,500 restricted stock shares to members of our Board of Directors and key members of our management team. During the three and nine months ended March 31, 2023, we granted a total of 118,000 restricted stock shares to members of our Board of Directors and key members of our management team. During the three and nine months ended March 31, 2024, 3,000 restricted stock shares were forfeited. During the three and nine months ended  March 31, 2023, 5,999 restricted stock shares were forfeited. Our net loss included stock-based compensation expense with the vesting of prior restricted stock grants of approximately $0.3 million for the three months ended March 31, 2024 and $0.9 million for the nine months ended March 31, 2024. Our net income included stock-based compensation expense in connection with the vesting of prior restricted stock grants of approximately $0.3 million for the three months ended March 31, 2023, and $0.7 million for the nine months ended March 31, 2023.

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

During the three and nine months ended March 31, 2024, we granted a total of $0.9 million in deferred cash awards to members or our Board of Directors and certain key members or our management team. During the three and nine months ended March 31, 2023, we granted a total of $0.6 million in deferred cash awards to members or our Board of Directors and certain key members or our management team. Each deferred cash award provides for three equal cash payments to the applicable Participant to be paid on the one year, two year, and three year anniversaries of the date of the grant of such Awards, (the “Award Date”); provided on the date of each payment (the “Payment Date”), the Participant has been since Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments are to be made in connection with the Award.

No deferred cash awards were forfeited during the three and nine months ended  March 31, 2024, and  March 31, 2023.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of March 31, 2024, and June 30, 2023, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange and interest rate swap contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third-party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Euro Forward Contract– Current Assets	$335	$250
Swiss Franc Forward Contract – Current Assets	—	140
Total Derivative Contracts – Current Assets	335	390

Interest Swap – Other noncurrent Assets	221	532
Euro Forward Contract– Other noncurrent Assets	—	15
Total Derivative Contracts – Other noncurrent Assets	221	547

Euro Forward Contract– Current Liabilities	—	—
Swiss Franc Forward Contract – Current Liabilities	(345)	—
Total Derivative Contracts – Current Liabilities	(345)	—

Fair Value Net Asset – all Derivative Contracts	$211	$937

We also classify any outstanding line of credit and term loan balance as a Level 2 liability. As of March 31, 2024, and June 30, 2023, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2023 or the three and nine months ended March 31, 2024.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	March 31,	June 30,
	2024	2023
Raw materials	$15,219	$20,946
Work in progress	3,261	4,504
Finished goods	3,273	4,928
Reserve	(682)	(684)
	$21,071	$29,694

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life	March 31,	June 30,
	In Years	2024	2023
Land	NA	$8,941	$8,940
Building and building improvements	7 – 39	25,251	24,712
Machinery and equipment	3 – 12	42,318	41,460
Office equipment and furniture	3 – 5	6,616	6,522
Vehicles	3	227	227
Leasehold improvements	1 – 15	23,133	22,641
Total property and equipment		106,486	104,502
Less: accumulated depreciation and amortization		(54,102)	(50,661)
Property and equipment, net		$52,384	$53,841

Depreciation and amortization expense was approximately $1.1 million during the three months ended  March 31, 2024, and $3.4 million during the nine months ended March 31, 2024. Depreciation expense was approximately $1.0 million during the three months ended March 31, 2023, and $3.1 million during the nine months ended March 31, 2023. Construction in progress is included in the building and building improvements line.

D. Other Comprehensive (Loss) Income

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three and nine months ended March 31, 2024, and March 31, 2023 (in thousands):

	Three Months Ended
	March 31, 2024
	Defined	Unrealized (Losses)	Unrealized Gains
	Benefit	Gains on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(390)	$(104)	$252	$(242)
OCI/OCL before reclassifications	—	285	(96)	189
Amounts reclassified from OCI to Sales	—	(35)	—	(35)
Tax effect of OCI activity	5	(52)	17	(30)
Net current period OCI/OCL	5	198	(79)	124
Ending Balance	$(385)	$94	$173	$(118)

	Nine Months Ended
	March 31, 2024
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(380)	$(110)	$407	$(83)
OCI/OCL before reclassifications	—	286	(311)	(25)
Amounts reclassified from OCI to Sales	—	54	—	54
Tax effect of OCI activity	(5)	(136)	77	(64)
Net current period OCI/OCL	(5)	204	(234)	(35)
Ending Balance	$(385)	$94	$173	$(118)

	Three Months Ended
	March 31, 2023
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(444)	$391	$488	$435
OCI/OCL before reclassifications	—	713	(90)	623
Amounts reclassified from OCI to Sales	—	(1,181)	—	(1,181)
Tax effect of OCI activity	—	122	79	201
Net current period OCI/OCL	—	(346)	(11)	(357)
Ending Balance	$(444)	$45	$477	$78

	Nine Months Ended
	March 31, 2023
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(444)	$1,795	$348	$1,699
OCI/OCL before reclassifications	—	1,328	88	1,416
Amounts reclassified from OCI to Sales	—	(3,604)	41	(3,563)
Tax effect of OCI activity	—	526	—	526
Net current period OCI/OCL	—	(1,750)	129	(1,621)
Ending Balance	$(444)	$45	$477	$78

E. Leases

We currently lease our Vista, California and Lugano, Switzerland product manufacturing and support facilities.

On July 18, 2023, we entered into a Fourth Amendment to the Lease of our Vista, California manufacturing facility. The Fourth Amendment extends the term of the Lease by an additional ten years and five months commencing April 1, 2024. The amended lease covering two buildings and approximately 162,000 square feet will result in an increase in base rent to $1.50 per square foot, after five free months of base rent beginning at the commencement of the extended term. NAI intends to construct substantial improvements to the facilities including but not limited to installation of an approximately $2.3 million solar electrical generating system on both buildings, and other substantial improvements. Pursuant to the Fourth Amendment, the Landlord will reimburse NAI for up to $1.1 million of these tenant improvements to the buildings. Our lease liability and Right of Use asset were both increased by approximately $25.9 million as a result of this lease extension effective on the date that the Fourth Amendment was executed.

On January 26, 2024, we exercised the early termination of an apartment lease in Lugano, Switzerland.  The early termination reduced the lease term by 9 years and 8 months thus ending on April 30, 2024. Our lease liability and Right of Use asset were both decreased by approximately $0.3 million as a result of the early termination of the lease agreement.

Our leases are classified as operating leases. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of March 31, 2024, the weighted average remaining lease term for our operating leases was 9.7 years and the weighted average discount rate for our operating leases was 5.92%. As of June 30, 2023, the weighted average remaining lease term for our operating leases was 5.3 years and the weighted average discount rate was 4.12%.

Other information related to leases as of March 31, 2024, and March 31, 2023, was as follows (in thousands):

Supplemental Cash Flow Information	Nine Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,523	$2,433
Increase in operating lease liabilities and right-of-use assets due to lease remeasurement	$25,589	$—

F. Debt

On May 24, 2021, we entered into a renewed credit facility with Wells Fargo Bank, N.A (“Wells Fargo”) to extend the maturity for our working line of credit from November 1, 2022, to May 24, 2024. That credit facility provided total lending capacity of up to $20.0 million and allowed us to use the credit facility for working capital as well as potential acquisitions. On August 18, 2021, we entered into an amendment of that credit facility with Wells Fargo. The amended credit facility added a $10.0 million term loan to the existing $20.0 million credit facility and permitted us to use the $10.0 million term loan as part of the $17.5 million purchase consideration for the acquisition of our manufacturing and warehouse property in Carlsbad, California. The amended credit agreement also increased the allowed capital expenditures from $10.0 million to $15.0 million for fiscal 2022 (exclusive of the amount paid for the acquisition of the new Carlsbad property noted above). In addition, the revised credit notes reflected a change in the interest rate reference from LIBOR to Secured Overnight Financing Rate (SOFR). The Credit Agreement was amended and a new Revolving Line of Credit Note, and Security Agreement were entered into. A Term Note and real property security documents were added to secure the Term Note by the Carlsbad property.

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

On December 31, 2023, we were not in compliance with certain financial covenants, including those related to net income requirements and the fixed charge coverage ratio. On  February 13, 2024, we entered into a fourth amendment to our credit facility with Wells Fargo. Under the terms of the Credit Agreement, as amended by the Fourth Amendment, borrowings are subject to eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.0 at any time; (ii) limits our losses to a decreasing amount over the next three quarters, with net income after taxes of not less than $1.00 by September 30, 2024; (iii) a rolling four-quarter fixed charge coverage ratio not less than 1.25 to 1.0 as of December 31, 2024 and each quarter thereafter. The Fourth Amendment includes a limitation on the amount of capital expenditures that can be made in a given fiscal year, with such limitation set at $6.5 million, requires us to suspend share repurchase and dividend activity, and includes an availability reserve of 10% that will be in place until we return to profitability. Any amounts outstanding under the line of credit bear interest at a fixed or fluctuating interest rate as elected by us from time to time. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date which remains at May 23, 2025. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences between payment under a fixed rate versus payment under the variable rate for each month from the month of prepayment through the month in which the then applicable fixed rate term matures. There is an unused commitment fee of 0.25% required as part of the line of credit, and an origination fee of 1% which we paid upon execution of the Fourth Amendment.

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

As of March 31, 2024, we had $9.3 million outstanding under the Term Note used in August 2021 for the purchase of our Carlsbad, California powder processing and warehouse property.

On March 31, 2024, we were in compliance with all of the financial and other covenants required under the Amended Credit Agreement.

As of March 31, 2024, we had zero outstanding on our credit facility with Wells Fargo Bank. Our available borrowing capacity under the amended terms of our amended credit facility was $6.4 million as of March 31, 2024.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Customer 1	$11,251	$15,962	$35,215	$46,948
Customer 2	(a)	9,558	13,604	38,823
Customer 3	2,640	(a)	(a)	(a)
	$13,891	$25,520	$48,819	$85,771

(a) Sales were less than 10% of the respective period's consolidated net sales.

Accounts receivable from these customers totaled $7.6 million at March 31, 2024 and $5.2 million at June 30, 2023.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Supplier 1	$4,149	3,916	$10,018	11,394
	$4,149	$3,916	$10,018	$11,394

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net Sales
Private label contract manufacturing	$22,479	$30,354	$77,718	$112,969
Patent and trademark licensing	2,657	2,345	6,589	5,152
Total Net Sales	$25,136	$32,699	$84,307	$118,121

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
(Loss) Income from Operations
Private label contract manufacturing	$(1,007)	$(1,243)	$(2,367)	$6,264
Patent and trademark licensing	1,201	790	$2,592	1,485
Income (Loss) from operations of reportable segments	194	(453)	$225	7,749
Corporate expenses not allocated to segments	(2,146)	(2,035)	$(6,234)	(6,210)
Total (Loss) Income from Operations	$(1,952)	$(2,488)	$(6,009)	$1,539

	March 31,	June 30,
	2024	2023
Total Assets
Private-label contract manufacturing	$119,245	$102,495
Patent and trademark licensing	33,966	31,657
	$153,211	$134,152

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

United States	$15,457	$24,254	$56,990	$82,995
Markets outside of the United States	9,679	8,445	27,317	35,126
Total	$25,136	$32,699	$84,307	$118,121

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 68% of net sales in markets outside the U.S. for the three months ended March 31, 2024, and 76% for the nine months ended March 31, 2024. Products manufactured by our Swiss subsidiary ("NAIE") accounted for 81% of net sales in markets outside the U.S. for the three months ended March 31, 2023, and 76% for the nine months ended March 31, 2023.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	March 31, 2024	June 30, 2023
United States	$78,238	$53,536
Europe	18,178	20,674
Total Long-Lived Assets	$96,416	$74,210

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	March 31, 2024	June 30, 2023
United States	$109,465	$89,167
Europe	43,746	44,985
Total Assets	$153,211	$134,152

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, were as follows (in thousands):

	Nine Months Ended
	March 31,
	2024	2023
United States	$1,801	$12,983
Europe	182	256
Total Capital Expenditures	$1,983	$13,239

I. Income Taxes

To determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income (or loss), statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

Our effective tax rate for the three months ended March 31, 2024, was 19.8% and our effective tax rate for the three months ended March 31, 2023, was 14.6%. Our effective tax rate for the nine months ended March 31, 2024, was 20.1% and our effective tax rate for the nine months ended  March 31, 2023, was 40.6%. Our effective tax rate for the three and nine months ended March 31, 2024, differ from the fiscal 2024 U.S. federal statutory rate of 21% primarily due to the vesting of restricted stock shares granted to employees and forecasted research and development tax credits.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three and nine months ended March 31, 2024, there was no change to our valuation allowance for our deferred tax assets.

J. Treasury Stock

At times we purchase our shares under a stock repurchase plan (“Repurchase Plan”) authorized by the Board of Directors. The current total authorized repurchase amount is $18.0 million and as of March 31, 2024, we had approximately $716,000 remaining available under the Repurchase Plan. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon certain market conditions, in open market or privately negotiated transactions. The Fourth Amendment to the Credit Agreement with Wells Fargo effective February 13, 2024, currently prohibits most stock repurchases (see Footnote F). As a result, until that restriction is modified or removed, we do not intend to purchase our shares other than our longstanding practice of purchasing shares from our employees in exchange for paying the employees’ withholding requirements upon vesting of restricted stock held by the employee.

Stock repurchases for the three and nine months ended March 31, 2024, were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	—	$—	$—
Shares acquired from employees for restricted stock vesting	36,444	5.95	217
Total	36,444		$217

Stock repurchases for the three months ended March 31, 2023, were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	25,447	$9.23	$235
Shares acquired from employees for restricted stock vesting	23,587	8.86	209
Total	49,034		$444

Stock repurchases for the nine months ended March 31, 2023, were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	140,812	$9.19	$1,294
Shares acquired from employees for restricted stock vesting	23,587	8.86	209
Total	164,399		$1,503

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

As of March 31, 2024, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through September 2024. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three and nine months ended March 31, 2024, and March 31, 2023.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three and nine months ended March 31, 2024, and March 31, 2023, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of March 31, 2024, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $13.6 million (EUR 12.2 million). As of March 31, 2024, a net gain of approximately $0.1 million, offset by approximately $26,000 of a deferred tax expense, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that the entire amount will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three and nine months ended March 31, 2024, we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of March 31, 2024, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $12.6 million (CHF 11.0 million).

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

Israel-Hamas War

In October 2023, armed conflict escalated between Israel and Hamas. Management is monitoring the conflict in Israel and Gaza and any broader economic effects from the crisis. Israel accounts for a small portion of our global net sales, but we also source multiple raw materials that come from Israel. While we do not anticipate this conflict will have a significant impact on our net sales, we are currently communicating with the customers and suppliers that may be impacted by this conflict, and we are evaluating options for alternative ingredient sources and/or holding safety stock of impacted materials to limit the effect this conflict may have on our ability to obtain the ingredients sourced from this region. There are further concerns regarding consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, and other unforeseen business disruptions due to the current global geopolitical tensions, including and relating to this conflict between Israel and Hamas and the continued conflict in Ukraine. We will continue to evaluate impacts of these conflicts on our customers, suppliers, employees, and operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2024. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2023 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the nine months ended March 31, 2024, our net sales were 29% lower than in the nine months ended March 31, 2023. Private-label contract manufacturing sales decreased 31% primarily due to reduced orders from several of our larger customers associated with their efforts to reduce excess on-hand inventories, partially offset by increased shipments from other existing customers and shipments to new customers. Revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the nine months ended March 31, 2024, was 42%, and revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the nine months ended March 31, 2023, was 40%. We expect our annualized fiscal 2024 revenue concentration for our largest customer to be flat to slightly higher as compared to our revenue concentration for our largest customer in fiscal 2023.

During the nine months ended March 31, 2024, patent and trademark licensing revenue increased 28% to $6.6 million, compared to revenue of $5.2 million for the nine months ended March 31, 2023. The increase in patent and trademark licensing revenue during the nine months ended March 31, 2024, was primarily due to an increase in orders from existing customers and increased royalty income.

We continue to invest in research and development for our SR CarnoSyn® sustained release delivery system. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets. We believe our recent efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased SR CarnoSyn® sales.

To protect our CarnoSyn® business and our patents, trademarks and other intellectual property, we incurred legal expenses of approximately $0.2 million during the first nine months of both fiscal 2024 and fiscal 2023. Our legal expense associated with our CarnoSyn® business has remained relatively low as we have not had any active litigation in recent periods, and our current run-rate of expenses is primarily related to maintenance of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, maintain or expand our patent rights, obtain the raw material beta-alanine when and in the amounts needed, expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2024, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn® and SR CarnoSyn® beta-alanine.

We experienced a loss from operations during the three and nine months ended March 31, 2024. This was primarily due to a slowdown in sales across our private-label contract manufacturing segment. On August 16, 2023, we announced the temporary closure of our high-speed powder processing facility in Carlsbad, California due to excess inventory on hand at one of our largest customers and their efforts to rebalance supply and demand. On April 2, 2024, we announced we will be reopening this facility in May 2024.

Based on our current overall sales forecast, we anticipate we will experience a net loss in the fourth quarter of fiscal 2024 and an overall net loss for fiscal 2024.

During fiscal 2024, we plan to continue our focus on:

•	Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and to assist us in developing relationships with additional quality-oriented customers;

•	Expanding the commercialization of our beta-alanine patent estate through raw material sales, developing a new sales distribution channel under the Wellness and Healthy Aging category for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, exploiting new contract manufacturing opportunities, license and royalty agreements, and protecting our proprietary rights; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

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

Results of Operations

The results of our operations for the three and nine months ended March 31 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2024	2023	% Change	2024	2023	% Change
Private label contract manufacturing	$22,479	$30,354	(26)%	$77,718	$112,969	(31)%
Patent and trademark licensing	2,657	2,345	13%	6,589	5,152	28%
Total net sales	25,136	32,699	(23)%	84,307	118,121	(29)%
Cost of goods sold	23,214	31,323	(26)%	78,861	105,160	(25)%
Gross profit	1,922	1,376	40%	5,446	12,961	(58)%
Gross profit %	7.6%	4.2%		6.5%	11.0%

Selling, general and administrative expenses	3,874	3,864	0%	11,455	11,422	0%
% of net sales	15.4%	11.8%		13.6%	9.7%

(Loss) income from operations	(1,952)	(2,488)	(22)%	(6,009)	1,539	(490)%
% of net sales	(7.8)%	(7.6)%		(7.1)%	1.3%

Other expense	(16)	(300)	(95)%	(674)	(723)	(7)%
(Loss) income before income taxes	(1,968)	(2,788)	(29)%	(6,683)	816	(919)%
% of net sales	(7.8)%	(8.5)%		(7.9)%	0.7%

(Benefit) provision for income taxes	(390)	(407)	(4)%	(1,340)	331	(505)%
Net (loss) income	$(1,578)	$(2,381)	(34)%	$(5,343)	$485	(1202)%
% of net sales	(6.3)%	(7.3)%		(6.3)%	0.4%

Private-label contract manufacturing net sales decreased 26% during the three months ended March 31, 2024, and 31% for the nine months ended March 31, 2024, when compared to the same periods in the prior year. The decrease in net sales during the three and nine months ended March 31, 2024, was primarily due to reduced orders from several of our larger customers associated with their efforts to reduce excess on-hand inventories, partially offset by increased shipments from other existing customers and shipments to new customers.

Net sales from our patent and trademark licensing segment increased 13% during the three months ended March 31, 2024, and 28% during the nine months ended March 31, 2024, when compared to the same periods in the prior year. The increase in patent and trademark licensing revenue during the three months ended March 31, 2024, was primarily due to increased royalty income and favorable volume rebate activity. The increase during the nine months ended March 31, 2024, was primarily due to an increase in orders from existing customers and increased royalty income.

The change in gross profit margin for the three and nine months ended March 31, 2024, was as follows:

	Three Months Ended	Nine Months Ended

Contract manufacturing(1)	1.1%	(6.6)%
Patent and trademark licensing(2)	2.3%	2.1%
Total change in gross profit margin	3.4%	(4.5)%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 1.1 percentage points during the three months ended March 31, 2024, when compared to the comparable prior year period. The increase in gross profit as a percentage of net sales for private-label contract manufacturing during the three months ended March 31, 2024, is primarily related to incremental labor and overhead costs associated with the opening of our new manufacturing facility in Carlsbad, California in the fourth quarter of fiscal 2023 and $300,000 of workforce restructuring costs recorded in the third quarter of 2023 while the third quarter of fiscal 2024 did not include these costs.  These favorable differences were partially offset by lower sales during the current quarter, unfavorable sales mix and increased labor rates, rent and utility costs. For the nine months ended March 31, 2024, contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 6.6 percentage points as compared to the comparable prior year period, primarily due to lower sales, unfavorable sales mix, and increased per unit manufacturing costs. Per unit manufacturing costs were negatively impacted by reduced sales, carrying costs of our Carlsbad, California manufacturing plant that was closed beginning in October of fiscal 2024, increased costs associated with higher labor rates, and increased rent and utility costs.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 2.3 percentage points during the three months ended March 31, 2024, and 2.1 percentage points for the nine months ended March 31, 2024, when compared to the comparable prior year periods. The increase in margin contribution during the third quarter of fiscal 2024 was primarily due to increased patent and trademark licensing net sales in total and as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business. For the nine months ended March 31, 2024, patent and trademark licensing margin contribution increased when compared to the comparable period in the prior fiscal year, primarily due to increased net sales both in total and as a percentage of total consolidated net sales.

Selling, general and administrative expenses remained consistent at $3.9 million during the three ended March 31, 2024, and increased approximately $0.1 million during the first nine months of fiscal 2024 as compared to the same periods in the prior fiscal year.

Other expense decreased $0.3 million during the three months ended March 31, 2024, and decreased $0.1 million during the nine months ended March 31, 2024, when compared to the comparable periods during the prior year. The decrease during the third quarter is primarily associated with reduced interest expense due to less use of our credit facility and reduced foreign currency volatility. The decrease during the nine months ended March 31, 2024 is primarily associated with increased interest income and reduced interest expense partially offset by unfavorable foreign currency rate fluctuations.

Our income tax benefit decreased during the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 primarily due to a smaller pre-tax loss. During the first nine months of fiscal 2024, we recorded a $1.3 million tax benefit due to a pre-tax loss during the period while the same period in fiscal 2023 included tax expense of $0.3 million due to pre-tax income recorded during that period.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $1.2 million for the nine months ended March 31, 2024, compared to net cash used by operating activities of $0.5 million in the comparable period during the prior fiscal year.

At March 31, 2024, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, used $4.2 million in cash compared to providing $9.8 million of cash during the comparable nine month period in the prior year. The increase in cash used in accounts receivable during the nine months ended March 31, 2024, primarily resulted from the timing of sales and related collections. Days sales outstanding was 30 days during the nine months ended March 31, 2024, as compared to 29 days for the prior year period.

Changes in inventory provided $8.6 million in cash during the nine months ended March 31, 2024, compared to using $6.8 million in the comparable prior year period. The change in cash related to inventory during the nine months ended March 31, 2024, was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to same period in the prior year. Changes in accounts payable and accrued liabilities used $0.7 million in cash during the nine months ended March 31, 2024, compared to using $6.2 million during the nine months ended March 31, 2023. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the nine months ended March 31, 2024, was $2.0 million compared to $13.2 million in the comparable prior year period. The increase during the nine months ended March 31, 2023, was related to capital purchases associated with retrofitting our new powder manufacturing and warehouse facility in Carlsbad, California. Construction on this new facility was completed during the fourth quarter of fiscal 2023. Capital equipment purchased during the first nine months of fiscal 2024 was primarily for manufacturing equipment and solar power generation equipment for our Vista and Carlsbad, California production facilities.

Cash used by financing activities for the nine months ended March 31, 2024, was $0.4 million compared to providing $7.4 million in the comparable prior year period. The change in financing activities is primarily due to reduced stock repurchase activity and no outstanding balance on our credit facility during the first nine months of fiscal 2024 compared to $9.1 million in borrowings against our credit facility during the first nine months of fiscal 2023.

At March 31, 2024, we had no outstanding balances due on our line of credit with $6.4 million available, and we owed $9.3 million on the term loan borrowed as part of the purchase of our Carlsbad, California manufacturing facility in August 2021. At June 30, 2023, we also had no outstanding balances due and $20.0 million available in connection with our line of credit. On March 31, 2024, we were in compliance with the financial covenants as modified by the Fourth Amendment to our credit facility.

As of March 31, 2024, we had $12.4 million in cash and cash equivalents. Of these amounts, $12.1 million of cash and cash equivalents were held by NAIE. Overall, we believe our available cash, cash equivalents, potential cash flows from operations, and our credit facility will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses that would be material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose as of March 31, 2024.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 14, 2024, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are often involved in up to several matters in the ordinary course of our business.

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

Geopolitical Instability and Conflict in the Region

Our business operations may be adversely affected by ongoing geopolitical instability including conflicts in Ukraine and the Middle East. These regional tensions may lead to increased political, economic, and security risks, including disruptions in the global supply chain, fluctuations in energy prices, and financial market volatility. Such uncertainties could impact our ability to operate efficiently, access markets, and secure resources. Our financial performance and results may be influenced by these external factors, and we cannot predict the future impact of geopolitical events on our business with certainty.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three-month periods ended September 30, 2023, December 31, 2023, and March 31, 2024.

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

Date: May 14, 2024

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)