Form 10-K
period 2024-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2024-09-27
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2023) was approximately $39,760,000 (based on the closing sale price of $6.53 reported by Nasdaq on December 31, 2023).

As of September 27, 2024, 6,198,778 shares of NAI’s common stock were outstanding, net of 3,282,128 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement, to be filed on or before October 28, 2024, for its Annual Meeting of Stockholders to be held December 6, 2024.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “approximate,” “predict,” “forecast,” “project,”, “future”, or “likely”, or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism or pessimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to develop market acceptance for and increase sales of new products, develop relationships with new customers and maintain or improve existing customer relationships;
•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	the sufficiency of our available cash, cash equivalents, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	the future adequacy and intended use of our facilities;
•	future customer orders and the timing thereof;
•	our ability to price our products to achieve profit margin targets, especially in the current volatile raw material and labor environment;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	our ability to improve operating efficiencies, manage costs and business risks, and improve or maintain profitability;
•	sources, availability and quality of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•	our ability to attract and retain sufficient labor to successfully execute our business strategies and achieve our goals and objectives;
•	inventory levels, including the adequacy of quality raw material and other inventory levels to meet future customer demand;
•	our ability to protect our intellectual property;
•	future economic and political conditions;
•

currency exchange rates and their effect on our results of operations (including amounts that we may reclassify as earnings), the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	the outcome of litigation, regulatory and tax matters we may become involved in, the costs associated with such matters and the effect of such matters on our business and results of operations;
•	potential manufacturing and distribution channels, product returns, and potential product recalls;
•	the impact of external factors on our business and results of operations, especially, for example, variations in quarterly net sales from seasonal and other external factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMPs);
•	the adequacy of our financial reserves and allowances;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this Report underlying or relating to any forward-looking statements.

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

As our primary business activity, we provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also own a patent estate related to the raw material ingredient known as beta-alanine, which is primarily commercialized through the direct sale of this raw material and supply agreements with third parties for the distribution and use of this raw material under our CarnoSyn®, SR CarnoSyn® and TriBsyn™ trademarks. We also sell a branded version of our SR CarnoSyn® tablet product under a brand we created called SustainedRx® and a product named Perfect Synergy®. We also have SR CarnoSyn® Wellness tablet products – Complete Vision Support and Complete Memory Support. These products are being offered both as business-to-business private label products and direct to the consumer through Amazon and our own direct to consumer website.

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

In 1997, we licensed certain patent rights related to instant-release beta-alanine and have since expanded this patent estate by applying for and obtaining patents to include sustained-release beta-alanine. We sell these products under our trademarks CarnoSyn® and SR CarnoSyn®. As part of our business strategy, we have sought to commercialize our CarnoSyn® patent estate through contract manufacturing, royalty and license agreements, and further patent estate expansion.  We recently expanded our licensed product offerings with patent applications associated with a new form of CarnoSyn® beta-alanine trademarked as TriBsyn™. We directly sell CarnoSyn®, SR CarnoSyn®, and TriBsyn™ and license our related patent and trademark rights to others for use in or with their products.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable NAIE.

Overview of our Facilities and Operations

Our U.S.-based operations are located in Vista and Carlsbad, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory, and other research and development services. Our Vista manufacturing facilities are certified by the Therapeutic Goods Administration (TGA) of Australia after its audit of our GMP’s. TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which include most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen to thirty-six months. During August 2022, TGA completed an inspection of our Vista, California facility and quality systems for compliance with GMP, and issued a renewed GMP certification valid through August 12, 2025.

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

In August 2021, NAI acquired a new manufacturing and warehouse facility in Carlsbad, California and retrofitted the facility to become a dedicated high-volume powder blending and packaging facility while also providing additional raw material storage capacity. The state-of-the-art facility commenced full operations in April 2023 and was added to the NFC Organic certification at that time. We continue to evaluate which of the above referenced additional certifications will be advantageous for this new facility based on the types of products and customers we plan to service out of this facility.

NAIE operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license from the Swissmedic Authority of Bern, Switzerland to process pharmaceuticals for packaging, import, export and sale within Switzerland and other countries. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying that NAIE’s expanded facilities conform to their GMPs. In January 2013, following an additional upgrade of NAIE’s manufacturing facilities to include the manufacture of pharmaceuticals, NAIE obtained an additional pharmaceutical approval from the Swissmedic Authority certifying that NAIE’s upgraded facilities conform to GMP. The plan is subject to periodic inspections by the Swissmedic to verify compliance and maintain validity of the GMP certification. NAIE’s most recent Swissmedic inspection was conducted in July 2024. In addition, NAIE obtained FSSC 22000 certification in May 2024 following a successful food safety audit of its operations. We believe these licenses, certifications and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and improve our ability to develop relationships with new customers.

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

Business Strategy

Our goals are to achieve long-term growth and profitability and to diversify our sales base. To accomplish these goals, we have sought, and intend to continue to seek, to do the following:

•

leverage our state-of-the-art, California and Swiss facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers and to assist in developing relationships with additional quality oriented customers;

•

expand the commercialization of our beta-alanine patent estate through raw material sales, further development of the Wellness and Healthy Aging distribution channel through sales of our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark and our newly launched TriBsyn™ product offering, exploiting new contract manufacturing opportunities, introduction of private-label branded products, and license and royalty agreements while protecting our proprietary rights; and

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

We also believe there is significant opportunity with the commercialization of our patent estate through the introduction of our existing patented ingredients into additional markets and the introduction of new beta-alanine product offerings. Currently, a majority of our sales of CarnoSyn® are to companies that operate in the sports nutrition channel and are focused on products containing the instant release form of beta-alanine. We believe there are several other markets and distribution channels that represent growth opportunities for the distribution of our SR CarnoSyn® and TriBsyn™ product offerings. We believe SR CarnoSyn® is a superior delivery system of CarnoSyn® beta-alanine based on its sustained release profile that allows for increased daily dosing and improved muscle retention of carnosine. However, this product offering is limited to solid dose tablet offerings, which limits the potential for customization of the product by our target customers. With the recent introduction of our new product called TriBsyn™, we believe we now have a product that will allow us to better penetrate the Wellness and Healthy Aging channel. This groundbreaking new product is a carnosine booster that utilizes CarnoSyn® beta-alanine and other patent-pending technology to increase beta-alanine bioavailability and absorption while effectively eliminating beta-alanine related paresthesia. This product is available as a raw material powder, which allows formulation flexibility for our customers. The elimination of paresthesia while maintaining efficacy of dosage creates a new opportunity to reach segments of the market that to-date have been untapped, including older adults, vegetarians, and vegans. In addition, we also sell three versions of our own branded SR CarnoSyn® tablet products under a brand called Sustained RX®. These products are offered as both business-to-business private label products and direct to consumers through Amazon and our own direct to consumer website. These product offerings are condition-specific tablet products that include SR CarnoSyn® as the primary ingredient along with other science-backed ingredients that strengthen the claims and marketing around the product and are more recognizable to the consumer. We are also working on several other innovations that could lead to new patentable products for CarnoSyn® Brands in the future. Our patents related to instant release beta-alanine extend through 2026 and our patents for SR CarnoSyn® extend through 2036.

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

We also seek to commercialize our patent and trademarks through the direct distribution and sale of CarnoSyn®, SR CarnoSyn®, TriBsyn™, new contract manufacturing opportunities, and various license, royalty, and similar arrangements.

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2024		2023
	$	%	$	%
Private-label Contract Manufacturing	$105,358	93	$145,294	94
Patent and Trademark Licensing	8,438	7	8,721	6
Total Net Sales	$113,796	100	$154,015	100

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

Our research and development expenses for the fiscal year ended June 30, 2024 were $1.9 million, compared to $2.1 million for the fiscal year ended June 30, 2023.

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

Like many companies and industries, we experienced challenges within our supply chain as a result of the effects of the COVID-19 pandemic. In particular, we encountered difficulties related to the supply of raw materials and packaging components. These challenges were driven by, but were not limited to, increased demand for certain ingredients with a limited supply, our supplier’s inability to meet demand due to capacity constraints, and increased lead times associated with constrained transportation availability. While these impacts have lessened over the past couple of years, there continues to be significant pricing pressures and supply chain challenges associated with various raw materials and packaging components and we continue to manage these circumstances by working closely with our customers and suppliers. Additionally, there still remains uncertainty related to existing and potentially increased tariffs. Throughout fiscal 2025, we expect upward pricing pressures for raw materials, packaging components, and other costs will continue as a result of limited supplies of various ingredients and the impact of inflationary factors, including higher labor and transportation costs, and the potential levy of tariffs on goods we import from overseas, including beta-alanine.

Over the past year, sourcing of raw materials for our business has also been impacted by various geo-political issues, including the Ukraine-Russia and Israel-Hamas conflicts. These conflicts have impacted the availability and pricing of certain raw materials that we purchase along with impacts to lead times associated with materials brought in by ocean freight. We have actively worked with our customers to identify alternative sources of these materials, which has mostly mitigated the impact of these issues.

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

On August 16, 2023, we announced the temporary closure of our new high-speed powder processing facility in Carlsbad, California due to excess inventory on hand at one of our largest customers and their efforts to rebalance supply and demand. As a result of this temporary closure, we furloughed a majority of the employees that worked in that facility starting in early October 2023. We reopened this facility in May 2024 based on new orders received from this customer.

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

The nutritional supplement industry is highly competitive, and we expect the level of competition to remain high over the near term. We do not have sufficient information to accurately estimate the total number or size of our competitors.

Government Regulation

Our business is subject to varying degrees of regulation by a number of government authorities in the U.S., including the FDA, the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Various state and local agencies in areas where we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business regulated by both these, and other authorities include, among others:

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

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (the “2006 Act”) was passed, and further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the 2006 Act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and to notify the FDA of any serious adverse event report. Events reported to the FDA are not considered an admission from a company that its product caused or contributed to the reported event. We believe we are in compliance with the 2006 Act, and we are committed to meeting or exceeding the requirements of the 2006 Act.

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

Intellectual Property

Trademarks. We have developed and use trademarks in our business, particularly relating to corporate, brand and product names. We own 51 registered trademarks; including 11 registrations in the U.S. Eight of these U.S. registrations are incontestable. Federal registration of a trademark in the United States affords the owner nationwide exclusive trademark rights to the registered mark and the ability to prevent subsequent users from using the same or similar mark. However, to the extent any other business operator has acquired trademark rights in a mark by its consistent use of such mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration can be subject to that user’s prior established non-statutory (“common law”) rights in that geographic area. In addition, rights in a registered mark are dependent upon the continued use of the mark in connection with the goods and/or services set forth in the registration.

We have 40 foreign registered trademarks covering 40 countries including registrations for CarnoSyn®, SR CarnoSyn® or TriBsyn™ in Australia, Brazil, Canada, China, Hong Kong, Cuba, the European Union, Israel, Japan, Mexico, New Zealand, South Korea, Switzerland and the United Kingdom. Our registered trademarks include CarnoSyn® and the SR CarnoSyn® logos in Switzerland. We also claim common law ownership and protection of certain trademarks based upon our continued use of the tradenames. In some countries, such as the United States, common law can provide protection of a name or mark within the particular geographic area in which it is continually and deliberately used.

We believe our registered trademarks and our tradenames constitute valuable assets adding to the recognition of our products and services in the marketplace. These and other proprietary rights have been and may continue to be important in enabling us to compete; however, we cannot provide assurances our current or future trademark applications will be granted, or our current trademark registrations will be maintained.

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

Patents and Patent Licenses. We currently own 9 U.S. patents and 8 corresponding non-U.S. patents registered in countries throughout North America, Europe and Asia. We also have one pending U.S. application. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI and we make certain ongoing royalty payments to the prior owners of the patents. The royalty payments and licenses are expected to continue until the expiration of the patents. We also sell beta-alanine and license our patent and trademark rights related to beta-alanine. Some of our patents extend as far as through 2036.

Licensing, royalties, raw material sales, and revenues we have received associated with the sale and licensing of beta-alanine under the CarnoSyn® and SR CarnoSyn® trade names were primarily related to the direct sale of the raw material beta-alanine and totaled $8.4 million in fiscal 2024. We incurred intellectual property litigation and patent compliance expenses of approximately $0.2 million during fiscal 2024 primarily in connection with our efforts to procure and protect our proprietary rights and patent estate. We expect to continue to incur these types of litigation and compliance expenses during fiscal 2025.

Employees

As of June 30, 2024, we employed 227 full-time employees in the U.S., 3 of whom are executive officers of the Company. Of the remaining full-time employees, 47 were employed in research, laboratory and quality control, 13 in sales and marketing, and 164 in manufacturing and administration. From time to time we use temporary personnel to help us meet shorter-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2024, we had 7 temporary personnel in the U.S.

As of June 30, 2024, NAIE employed an additional 69 full-time employees and 7 temporary employees. Most of these positions were in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement, and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good. We cannot assure this will continue in the future.

Seasonality

In addition to general economic factors, we are impacted by seasonal factors and trends, such as major cultural events and vacation patterns. We manufacture and sell products to customers that operate in many different countries throughout the world and these seasonal factors vary by region. Although we believe the impact of seasonality on our consolidated results of operations is minimal, our quarterly results may vary significantly in the future due to the timing of private-label contract manufacturing and CarnoSyn®, SR CarnoSyn®, and TriBysn™ beta-alanine raw material orders. Future revenue trends may not follow historical patterns. The market price of our common stock may be adversely affected by these seasonal factors.

Financial Information about Our Business Segments and Geographic Areas

Our operations are comprised of two reportable segments:

•	Private-label contract manufacturing, in which we primarily provide manufacturing services to companies that market and distribute nutritional supplements and other health care products.

•	Royalty, licensing, and raw material sales associated with the sale and license of beta-alanine under our CarnoSyn®, SR CarnoSyn® and TriBsyn™ trademarks.

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

ITEM 1A. RISK FACTORS

When evaluating our business and future prospects, you should carefully review and consider the risks described below in conjunction with other information in this report and in other reports and documents we file with the SEC. The risks and uncertainties described below are not the only ones we face. Additional material risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also occur or become material. If any of the following risks or any additional risks and uncertainties actually occur or become material, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline, and our stockholders could lose all or a portion of the value of their investment in our common stock.

Risks Related to the Company’s Industry and Business

A significant or prolonged economic downturn, could have, a material adverse effect on our results of operations.

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

In February 2022, armed conflict escalated between Russia and Ukraine. Management is monitoring the conflict in Ukraine and any broader economic effects from the crisis. Although Russia and Ukraine did not account for any of our net sales in FY 2024 or FY 2023, economic sanctions and export control measures by the U.S. and European Union against Russia have resulted in increased volatility in the availability and prices of raw materials that are produced in that region. There are further concerns regarding continued supply chain disruptions, consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, increased energy costs, and other unforeseen business disruptions due to the current global geopolitical tensions, including relating to Ukraine. Additionally, escalation by Russia in Ukraine or elsewhere in Europe could adversely affect our European operations. We will continue to evaluate impacts of the conflict on our customers, suppliers, employees, and operations.

In October 2023, armed conflict escalated between Israel and Hamas. Management is monitoring the conflict in Israel and Gaza and any broader economic effects from the crisis. Israel accounts for a small portion of our global net sales, but we also source multiple raw materials that come from Israel. While we do not anticipate this conflict will have a significant impact on our net sales, we have been communicating with our customers and suppliers who may be impacted by this conflict, and we are evaluating options for alternative ingredient sources and/or holding safety stock of impacted materials to limit the effect this conflict may have on our ability to obtain the ingredients sourced from this region.

These conflicts have created market uncertainty and volatility recently and this has negatively affected many industries, including the dietary supplement industry. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions including but not limited to global supply chain issues, inflation, fuel and energy costs, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth. Future economic shocks may be precipitated by a number of causes, including a continued rise in the price of oil and other commodities, the volatility of raw material prices, geopolitical instability, terrorism, pandemics, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could adversely impact our ability to obtain equity or debt financing in the future on terms favorable to us or at all. In such an event, our operations and financial condition could be adversely impacted.

Prices and availability of commodities consumed or used in connection with raw materials we purchase or the operation of our manufacturing facilities, such as natural gas, diesel, oil and electricity, also fluctuate, and these fluctuations affect the costs of operations. These fluctuations can be unpredictable, can occur over short periods of time and may have a material adverse impact on our operating costs or the timing and costs of various projects. Over the past several years, the United States, and many other countries, have experienced significant volatility related to inflationary factors. These factors have impacted all aspects of manufacturing operations, including increased costs of labor, utilities, materials, supplies, etc. While we continue to evaluate cost reduction opportunities, including working with both suppliers and customers, to attempt to mitigate the impact of these higher operational costs, there can be no assurance our efforts will result in an offset of such increases or when inflation will return to more reasonable levels.

Our industry is highly competitive, and we may be unable to continue to compete effectively. Increased competition could adversely affect our financial condition.

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

Risks Related to Operations, Manufacturing, and Technology

If we are unable to attract and retain qualified management personnel, and key manufacturing personnel, our business may suffer.

Our executive officers and other management personnel are primarily responsible for managing our day-to-day operations. We believe our success depends largely on our ability to attract, retain and motivate highly qualified management and key manufacturing personnel. Competition for qualified individuals can be intense and has been increasing in recent years. We may not be able to hire additional qualified personnel in a timely manner or on terms that would not substantially increase our costs. Any inability to retain a skilled professional management team and manufacturing team could adversely affect our ability to successfully execute our business strategies and achieve our goals and objectives.

Our manufacturing and third party fulfillment activities are subject to certain risks.

We manufacture the majority of our products at our manufacturing facilities in California and Switzerland. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Our manufacturing operations, including those of our suppliers, are subject to power failures, blackouts, border shutdowns, telecommunications failures, computer viruses, cybersecurity vulnerabilities, human error, breakdown, failure or substandard performance of our facilities, our equipment, the improper installation or operation of equipment, terrorism, pandemics (e.g. COVID-19), natural or other disasters, intentional acts of violence, and the need to comply with the requirements or directives of governmental agencies, including but not limited to the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slowdowns or delays in our operations. While we have implemented and regularly evaluate various emergency, contingency and disaster recovery plans and we maintain business interruption insurance, there can be no assurance the occurrence of these or any other operational problems at our facilities in California or Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance our contingency plans will prove to be adequate or successful if needed or our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations. We recently opened a new warehouse and distribution facility in Carlsbad, California, and converted it into a dedicated high-volume powder blending and packaging facility while also providing additional raw material storage capacity. There can be no assurance we will be successful in obtaining additional facility certifications that may be necessary to attract new customers or that we will obtain sufficient business through our on-going sales efforts to effectively utilize the facility and our investment therein.

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

Our future growth may depend, in part, on our ability and the ability of our private-label contract manufacturing customers, to expand into additional markets outside the U.S. or to improve sales in markets outside the U.S. There can be no assurance we or such customers will be able to expand in existing markets outside the U.S. or enter new markets on a timely basis, or that new markets outside the U.S. will be profitable. There are significant regulatory and legal barriers in markets outside the U.S. that must be overcome to enter and operate in such markets. We are subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping or conflicting laws. We may also experience difficulties adapting to new cultures, business customs and legal systems. Our sales and operations outside the U.S. are subject to political, economic and social uncertainties including, among others:

•	import and export controls;

•	custom duties and tariffs;

•	government regulations and laws;

•	coordination of geographically separated locations;

•	absence in some jurisdictions of effective laws to protect our intellectual property rights;

•	changes in currency exchange rates;

•	economic and political instability; and

•	currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the U.S.

Any changes related to these, and other factors could adversely affect our business, profitability and growth prospects. If we or our customers expand into additional markets outside the U.S. or improve sales in markets outside the U.S., these and other risks associated with operations outside the U.S. will likely increase.

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

We buy our raw materials from a limited number of suppliers. During fiscal 2024 and fiscal 2023, one of our suppliers represented more than 10% of our total raw material purchases. Additionally, we currently purchase all of our beta-alanine for our CarnoSyn®, SR CarnoSyn® and TriBsyn™ products from a single manufacturer located in Japan. Any disruption in their ability to source materials for or produce the amounts of beta-alanine needed to meet our requirements could have an adverse effect on our business.

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

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. We have experienced increases in various raw material costs, transportation costs and the cost of petroleum-based raw materials and packaging supplies used in our business. Increasing pricing pressures on raw materials and other products have continued throughout fiscal 2024 as a result of limited supplies of various ingredients, and related inflationary factors, including higher labor and transportation costs. We expect these upward pressures to continue through fiscal 2025. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects such cost increases could have on our results of operations or financial condition.

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

In addition, our efforts to maintain or increase sales of CarnoSyn®, SR CarnoSyn® and TriBsyn™ are substantially dependent on the availability of the raw material beta-alanine and sales of beta-alanine or products incorporating beta-alanine. The availability of beta-alanine, and thus sales of such raw material and products using such material, could be negatively impacted by any shortages, interruptions and similar events described above, which could in turn adversely affect the amount of revenue and profit margin we earn from the sale of beta-alanine.

Risks Related to Customer Concentration

Because we derive a significant portion of our revenues from a limited number of customers, our revenues would be adversely affected by the loss of a major customer or a significant change in their business, personnel or the timing or amount of their sales to their customers and their orders from us.

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2024, sales to our three largest customers were approximately 68% of our consolidated net sales. We cannot predict with any certainty if sales to these customers will increase or decrease in the future.

On August 16, 2023, we announced the temporary closure of our new high-speed powder processing facility in Carlsbad, California due to excess inventory on hand at one of our largest customers and their efforts to rebalance supply and demand. We reopened this facility in May 2024 based on new orders received from this customer but there can be no certainty that this, or any other customer, will not experience similar circumstances that require them to reduce or discontinue orders in the future.

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

Our business strategy depends in large part on our ability to develop new product sales from both current and new customer relationships. These activities often require a significant up-front investment including, among others, customized formulations, compliance with different regulatory schemes, product registrations, package design, product testing, pilot production runs, and the build-up of initial inventory. We may experience significant delays from the time we increase our operating expenses and make investments in inventory (incur additional related carrying costs) until the time we generate net sales from new products or customers, and it is possible after incurring such expenditures we may not generate material revenue from new products or customers. If we incur significant expenses and investments in inventory we are not able to recover, and we are not able to compensate for those expenses, our operating results would be adversely affected.

We currently derive significant revenues and income from sales of beta-alanine and from licensing our patents. Our ability to maintain or grow our sales of beta-alanine and license revenue from our other patents is contingent on our ability to defend our patents, and commercialize the sale of beta-alanine under our instant release CarnoSyn® patents and trademark, our sustained release SR CarnoSyn® patents and trademark, and our new TriBsyn™ trademark, and any patents we may seek related to TriBysn™.

We own multiple patents and trademarks related to the use of beta-alanine in food and nutritional supplements. A majority of our revenue and income from this segment is currently derived from activity related to licensing our patents and other intellectual property associated with instant release beta-alanine, sold under our trade name CarnoSyn®. We have one patent for this version of CarnoSyn®, which expires in 2026. Our patent and trademark licensing revenue decreased from $8.7 million in fiscal 2023 to $8.4 million in fiscal 2024 in part due to increased volume rebates partially offset by increased royalty income. There is no assurance we will be successful maintaining our historical CarnoSyn® instant release beta-alanine sales levels or growing future sales volumes with our remaining CarnoSyn® instant release patent estate. If we are not successful it could have a material adverse effect on our business, results of operations, and financial condition.

We believe SR CarnoSyn® and TriBsyn™ are superior delivery systems for CarnoSyn® beta-alanine as they allow for increased daily dosing, improved muscle retention and bioavailability of carnosine. Our patents related to SR CarnoSyn® extend through 2036, and we currently have patents pending for TriBsyn™ and believe the introduction of SR CarnoSyn® beta-alanine and TriBsyn™ are an important step in the further commercialization of our patent estate. There can be no assurance we will be successful in getting the market to accept these new forms of beta-alanine or that we will be successful launching new products utilizing SR CarnoSyn® or TriBsyn™ beta-alanine.

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

During the recent COVID-19 pandemic, our operations were subject to additional laws and regulations imposed by federal, state, and local governments primarily related to the ability of our employees to come to work and the safety measures that needed to be in place in order for our facilities to remain operational. While we already had robust quality standards and procedures, we had to constantly monitor these new regulations and implement additional procedures where necessary, including at times temperature checks, additional cleaning procedures, allowing administrative personnel to work remotely, etc. Recurrence of pandemic related regulations, or new or expanded regulations, or the reinstatement of pandemic conditions, including any inability to continue qualifying as an essential business in the event of future government-imposed lockdowns, could adversely affect our results of operations.

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

In recent years, the United States has implemented increased tariffs on a wide range of goods and materials imported from China and other governments. These goods and materials may include products, applications, and ingredients we or our customers require for their products, including beta-alanine. Our ability to maintain or increase CarnoSyn® sales and licensing revenue depends on the availability of the raw material beta-alanine. China and other governments responded to the implementation of tariffs by the United States by imposing their own tariffs on certain American products. Continuing or increased tariffs could have a material adverse effect on our customer’s businesses, the availability of beta-alanine, and the cost of other raw materials we use in our customer’s products. While it is difficult to predict whether or how existing and additional potential tariffs will be imposed, or how tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products we or our customers offer for sale, or ingredients we use in the products we manufacture could adversely impact our offerings and our customers, and could have an adverse impact on the availability of raw materials we purchase including beta-alanine from Japan.

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

We maintain product liability insurance coverage, including primary product liability and excess liability coverage. While we expect to be able to continue our product liability insurance, there can be no assurance we will be able to continue such insurance coverage, or such insurance coverage will be adequate to cover any liability we may incur, or our insurance policies will continue to be available at a cost similar to our cost today, or even an economically reasonable cost.

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

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents, and similar intellectual property. We may continue to incur significant patent and trademark litigation costs associated with creating and defending our intellectual property. During fiscal 2024, we incurred approximately $0.2 million in patent litigation and prosecution expense and expect these expenses to be between $0.1 million and $0.3 million during fiscal 2025. There is no assurance we will be able to create new intellectual property, protect our existing intellectual property adequately or that our intellectual property rights will be upheld. If as we have been in the past, we are again subject to legal proceedings seeking to invalidate our patent rights, such proceedings or the success of the efforts thereby could have a material adverse impact upon our financial condition and results of operations. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if ultimately determined in our favor, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. If infringement claims are asserted against us, we may seek to obtain a license to use the claiming third party’s intellectual property rights. There can be no assurance such a license would be available at all or available on terms acceptable or favorable to us.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 21% of our outstanding shares of common stock as of June 30, 2024. Approximately 16% of the outstanding shares of common stock are beneficially owned by Mark LeDoux, and his family and affiliates. Mr. LeDoux is our Chief Executive Officer and Chairman of the Board. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

Various transactions could be delayed, deferred, or prevented without the approval of stockholders, including the following:

•	transactions resulting in a change in control;

•	mergers and acquisitions;

•	tender offers;

•	election of directors; and

•	proxy contests.

There can be no assurance that conflicts of interest will not arise with respect to the officers and directors who own shares of our common stock or that conflicts will be resolved in a manner favorable to the Company or our other stockholders.

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

There can be no assurance that acquisitions we may pursue will be successful. If we pursue an acquisition but are not successful in completing it, or if we complete an acquisition but are not successful integrating an acquired company’s employees, products or operations, our business, financial position or results of operations could be adversely affected.

General Risk Factors

We expect our operating results will vary. Fluctuations in our operating results may adversely affect the share price of our common stock.

Our net sales decreased during fiscal 2024 as compared to fiscal 2023, and there can be no assurance our net sales will improve in the near term, or we will earn a profit in any given year. We experienced a net loss in fiscal 2024 and may incur losses in the future. Our operating results may fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We currently anticipate we will experience a net loss in the first half of fiscal 2025, net income in the second half  of fiscal 2025, and we will break-even or have a slight profit for the full year in fiscal 2025. Fluctuations in our operating results may adversely affect the share price of our common stock.

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

From time to time our shares may be listed for trading on one or more foreign exchanges, with or without our prior knowledge or consent. Certain foreign exchanges may have less stringent listing requirements, rules and enforcement procedures than the Nasdaq Global Market or other markets in the U.S., and this may increase the potential for manipulative trading practices to occur on such foreign exchanges. These practices, or the perception by investors that such practices could occur, may increase the volatility of our stock price or result in a decline in our stock price, which in some cases could be significant.

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

Item 1C. Cybersecurity

Risk Management and Strategy

As part of our overall enterprise risk management function, we have implemented and currently maintain various information security processes designed to identify, assess and manage material risks related to information technology, including cybersecurity threats to our critical computer networks, third-party hosted services, and our critical data, (“Information Systems”). Our Information Systems risk management process evaluates and mitigates cybersecurity risks in alignment with our business objectives and operational needs.

We periodically engage third-party consultants and service providers to obtain an independent assessment regarding internal efforts to prevent threats on our Information Systems.  Continuous vigilance over safeguarding the Company’s Information Systems have resulted in our current approach and these assessments are shared with our Audit Committee.

Technology

To mitigate the occurrence of an incident as defined by the Company’s formal documentation, which classifies and defines the properties of potential threats, the Company has in place a host of defenses which include, but are not limited to, the use of gateway consoles in all our global locations, limited access to key Information Systems from in-office networks or VPN with multi-factor authentication by means of a third-party mobile identity management tool to limit access to authorized users.

Process

Internally to manage potential cybersecurity threats, we have established an Incident Response Plan that is designed to control the workflow of a reported incident. This plan formalizes incidence response stages such that reporting, identification, scope, response, and recovery are executed in a timely manner and identifies the order and coordination of internal and external communication. In addition, the Company addresses crisis management and business continuity with respect to Information Systems to ensure reliable redundancy and recovery of backed-up databases.

Management is not aware of any material security breaches on its Information Systems and risks from cybersecurity threats have not previously materially affected us. Because certain of our vendors have experienced cyberattacks in the past and the threat and development of cyberattacks is continuous, it is impossible to say with certainty whether the Company’s efforts will prevail in a coordinated attack on its Information Systems. We currently do not expect the risks from cybersecurity threats are reasonably likely to materially affect us, including our business, strategy, results of operations or financial condition. For additional information about cybersecurity risks, see Item 1A. “Risk Factors.”

Governance

Role of the Board

The Audit Committee of our Board of Directors (the “Board”) has the responsibility for the oversight of risk management, including those risks related to cybersecurity. The Board holds strategic planning sessions with senior management to discuss strategies, key challenges, risks and opportunities for mitigation. The involvement of our Board in setting our business strategy is a key part of its oversight of risk management, its assessment of management’s appetite for risk, and its determination of what constitutes an appropriate level of risk for us. Our senior management attends meetings of our Board and its committees on a quarterly basis, and as otherwise needed, and are available to address any questions or concerns raised by our Board on risk management and any other matters.

Role of Management

Our senior management, with the oversight of the Board, is responsible for the day-to-day management of the material risks the Company faces, including those related to cybersecurity. We believe it is important to work at all levels of the Company’s hierarchy to manage cybersecurity risks and threats. Therefore, all users must use an online IT ticketing system, which is monitored around the clock, to report any incidences. Qualified individuals in IT determine what resources to allocate to each case and escalation of an incident, if deemed necessary. The Systems Administrators and IT Director, who has more than 17 years of experience with the Company, communicates on a day-to-day basis with the Chief Financial Officer and President/Chief Operating Officer who would bring any material cybersecurity issues to the attention of the Company’s Chief Executive Officer and the Board.

ITEM 2. PROPERTIES

This table summarizes our facilities as of June 30, 2024. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

				Lease
		Square		Expiration
Location	Nature of Use	Feet	How Held	Date
Vista, CA USA(1),(2)	Manufacturing, warehousing, packaging and distribution	162,000	Leased	August 2034
Manno, Switzerland(3)	Manufacturing, warehousing, packaging and distribution	95,990	Leased	December 2032
Manno, Switzerland(4)	Warehousing	30,892	Leased	December 2025
Carlsbad, CA USA(5)	Corporate headquarters	20,981	Owned	N/A
Carlsbad, CA USA(6)	Powder filling, packaging, distribution and storage	67,453	Owned	N/A

(1)	This facility is used by NAI for its private-label contract manufacturing segment.

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

(6)

We acquired this facility in August 2021 and retrofitted it into a dedicated high-volume powder blending and packaging facility with supplementary raw material storage. This facility became operational in April 2023; however, it was temporarily closed in October 2023 due to a significant reduction in customer orders and subsequently reopened in May 2024 to meet current capacity needs.

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

As of September 27, 2024, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are currently involved in several matters in the ordinary course of our business.

There is no assurance NAI will prevail in any litigation matters or that litigation expenses will not be greater than anticipated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2024 and 2023:

	Fiscal 2024		Fiscal 2023
	High	Low	High	Low
First Quarter	$7.62	$5.06	$12.60	$8.38
Second Quarter	$7.37	$5.78	$9.84	$7.04
Third Quarter	$6.98	$5.65	$10.12	$7.95
Fourth Quarter	$7.26	$6.00	$9.44	$6.97

Holders

As of September 25, 2024, there were 177 stockholders of record of our common stock. On that same date, the last sales price of our common stock as reported on NASDAQ was $6.54 per share.

Dividends

We have never paid a dividend on our common stock, and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend while such facility is in place without a waiver from our lender.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2024, we did not sell any unregistered securities.

Repurchases

During the fiscal year ended June 30, 2024, we did not repurchase any shares of our common stock other than shares acquired from employees in exchange for our paying their withholding requirements upon vesting of restricted stock.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2024:

Number of
Shares
Remaining
Available
		Weighted-	for Future
	Number of	Average	Issuance
	Shares	Exercise	Under Equity
	to be Issued	Price	Compensation
	Upon	of	Plans
	Exercise of	Outstanding	(Excluding
	Outstanding	Options,	Shares
	Options,	Warrants,	Reflected in
	Warrants,	and	Column
Plan Category	and Rights	Rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	$—	182,877
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	—	$—	182,877

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2024 and 2023 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

During fiscal 2024, our consolidated net sales were 26% lower than in fiscal 2023. Private-label contract manufacturing sales decreased 27% primarily due to reduced orders from several of our larger customers associated with their efforts to reduce excess on-hand inventory, partially offset by increased shipments from other existing customers and shipments to new customers. Sales were also negatively impacted by Euro to USD exchange rates. Our foreign currency exchange rates as applied to sales denominated in Euro decreased to a weighted average of 1.09 EUR/USD in fiscal 2024 compared to a weighted average of 1.13 EUR/USD in fiscal 2023. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales was 42% in fiscal 2024, and revenue concentration from our largest private-label contract manufacturing customer as a percentage of total net sales in fiscal 2023 was 40%.

During fiscal 2024, patent and trademark licensing revenue decreased 3% to $8.4 million as compared to $8.7 million for fiscal 2023. The decrease in patent and trademark licensing revenue was primarily due to increased volume rebates partially offset by increased royalty income.

We continue to invest in research and development for the expansion of our CarnoSyn® product offerings. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets but acceptance of this product offering has been limited as we only offer this product in tablet form. In August 2024, we announced our new product called TriBsyn™. We believe TriBsyn™ may allow us to better penetrate the Wellness and Healthy Aging channel. This groundbreaking new product is a carnosine booster that utilizes CarnoSyn® beta-alanine and other patent-pending technology to increase beta-alanine bioavailability and absorption while effectively eliminating beta-alanine related paresthesia. This product is available as a raw material powder, which allows formulation flexibility for our customers. The elimination of paresthesia while maintaining efficacy of dosage creates a new opportunity to reach segments of the market that to date have been untapped, including older adults, vegetarians, and vegans. We believe our efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased sales of our patented products. We are also working on several additional innovations that could lead to new patentable products for CarnoSyn® Brands in the future.

To protect and grow our CarnoSyn® product offerings, we incurred litigation and patent compliance expenses of approximately $0.2 million during fiscal 2024 and $0.2 million during fiscal 2023. Our legal expense associated with our CarnoSyn® business has remained low as we have no active litigation, and the current run-rate of expenses is primarily related to maintenance of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark and our new TriBsyn™ product, maintain our patent rights, the availability and the cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During fiscal 2025, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn®, SR CarnoSyn® and TriBsyn™ beta-alanine products.

We experienced a loss during fiscal 2024 that was primarily due to a slowdown across our private-label contract manufacturing segment. On August 16, 2023, we announced the temporary closure of our high-speed powder processing facility in Carlsbad, California due to excess inventory on hand at one of our largest customers and their efforts to rebalance supply and demand. We reopened this facility in May 2024. Although our overall sales forecast for fiscal 2025 includes a significant increase in sales as compared to fiscal 2024, we currently anticipate we will experience a net loss in the first half of fiscal 2025, net income in the second half of fiscal 2025, and we will break-even or have a slight profit for the full fiscal 2025 year.

During fiscal 2025, we plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and assist us in developing relationships with additional quality-oriented customers;

•

Expanding the commercialization of our beta-alanine patent estate through raw material sales, developing a new sales distribution channel under the Wellness and Healthy Aging category for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark, developing a market for our new  TriBsyn™  beta-alanine product, exploiting new contract manufacturing opportunities, license and royalty agreements, and protecting our proprietary rights; and

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

	Fiscal Year Ended
	June 30, 2024		June 30, 2023		Increase (Decrease)
Private-label contract manufacturing	$105,358	93%	$145,294	94%	$(39,936)	(27)%
Patent and trademark licensing	8,438	7%	8,721	6%	(283)	(3)%
Total net sales	113,796	100%	154,015	100%	(40,219)	(26)%
Cost of goods sold	106,931	94%	135,857	88%	(28,926)	(21)%
Gross profit	6,865	6%	18,158	12%	(11,293)	(62)%
Selling, general & administrative expenses	15,399	14%	13,445	9%	1,954	15%
(Loss) income from operations	(8,534)	(7)%	4,713	3%	(13,247)	(281)%
Other loss, net	(930)	(1)%	(1,158)	(1)%	228	(20)%
(Loss) income before income taxes	(9,464)	(8)%	3,555	2%	(13,019)	(366)%
Provision for income taxes	(2,247)	(2)%	1,033	1%	(3,280)	(318)%
Net (loss) income	$(7,217)	(6)%	$2,522	2%	$(9,739)	(386)%

Private-label contract manufacturing sales decreased 27% primarily due to reduced orders from several of our larger customers associated with their continued efforts to reduce excess on-hand inventory, partially offset by increased shipments to other existing customers and shipments to new customers. Sales were also negatively impacted by Euro to USD exchange rates. Our foreign currency exchange rates as applied to sales denominated in Euro decreased to a weighted average of 1.09 EUR/USD in fiscal 2024 compared to a weighted average of 1.13 EUR/USD in fiscal 2023. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales was 42% in fiscal 2024, and revenue concentration from our largest private-label contract manufacturing customer as a percentage of total net sales in fiscal 2023 was 40%.

Net sales from our patent and trademark licensing segment decreased 3% during fiscal 2024. The decrease in patent and trademark licensing revenue was primarily due to increased volume rebates partially offset by increased royalty income.

The change in gross profit margin for the year ended June 30, 2024, was as follows:

Percentage
Change
Contract manufacturing(1)	(6.9)
Patent and trademark licensing(2)	1.1
Total change in gross profit margin	(5.8)

1

Private-label contract manufacturing gross profit margin contribution decreased 6.9 percentage points in fiscal 2024 as compared to fiscal 2023. The decrease in gross profit as a percentage of sales for private-label contract manufacturing is primarily due to unfavorable sales mix, lower sales, and increased per unit manufacturing costs. Per unit manufacturing costs were negatively impacted by reduced sales resulting in our fixed costs being allocated over fewer production units and carrying costs of our Carlsbad, California manufacturing plant that was closed beginning in October of fiscal 2024 and not re-opened until May of fiscal 2024, increased costs associated with higher labor rates, and increased rent and utility costs.

2

During fiscal 2024, patent and trademark licensing gross profit margin contribution increased 1.1 percentage points as compared to fiscal 2023. The increase in margin contribution during the year ended June 30, 2024 was primarily due to increased patent and trademark licensing net sales in total as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business.

Selling, general and administrative expenses increased $2.0 million, or 15% to $15.4 million in fiscal 2024 as compared to $13.5 million in fiscal 2023. Our fiscal 2023 expense included a $1.3 million benefit recorded related to our Employee Retention Tax Credit filing and a $1.4 million bad debt recovery associated with a settlement we agreed to with a former customer whose balance was written-off in a prior year while fiscal 2024 did not include any such items. Excluding the non-recurring items, the remainder of selling, general and administrative expenses decreased in fiscal 2024 as compared to fiscal 2023 primarily due to a decrease in advertising, promotion, and sales commission expenses.

Other loss, net, decreased $0.2 million during fiscal 2024 as compared to fiscal 2023. The decrease is primarily associated to an increase in interest income and a decrease in interest expense related to reduced usage of our line of credit in fiscal 2024.

We recorded an income tax benefit of $2.2 million during fiscal 2024 as compared to tax expense of $1.0 million in fiscal 2023. The change in our income tax provision between fiscal 2024 and 2023 is primarily driven by our pre-tax income changing from income in fiscal 2023 to a loss in fiscal 2024, which was partially offset by a lower effective tax rate. The decrease in the effective tax rate was primarily driven by decreases in Global Low-Taxed Intangible Income associated with our Swiss operations and changes in apportionment allocation of income to state jurisdictions offset by an increase in available business credits in the U.S.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash used in operating activities was $1.5 million in fiscal 2024 compared to net cash provided by operating activities of $7.0 million in fiscal 2023.

At June 30, 2024, changes in accounts receivable used $9.8 million in cash compared to providing $11.8 million in fiscal 2023. The increase in cash used by accounts receivable during fiscal 2024 primarily resulted from timing of sales and the related collections. Days sales outstanding increased to 38 days during fiscal 2024 compared to 29 days during fiscal 2023, primarily due to customer sales mix and timing of sales and the related collections.

Inventory provided $5.4 million in cash during fiscal 2024 compared to providing $2.8 million in fiscal 2023. The change in cash activity from inventory was primarily related to the difference in the amount and timing of orders and anticipated sales in fiscal year 2024 as compared to fiscal year 2023. Changes in accounts payable and accrued liabilities provided $5.4 million in cash during fiscal 2024 compared to using $8.6 million during fiscal 2023. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in fiscal 2024 was $3.0 million compared to $13.5 million in fiscal 2023. The primary reason for this change is due to reduced capital expenditures.  Fiscal 2023 included residual capital improvement expenditures associated with our new manufacturing and warehouse facility in Carlsbad, California that was completed in fiscal 2023. Capital expenditures in fiscal 2024 included normal expenditures to support equipment and activities in our facilities in California and Switzerland.

Cash provided in financing activities in fiscal 2024 was $2.9 million, compared to $1.8 million used in fiscal 2023. The change in financing activities includes $3.4 million of outstanding short-term borrowing on our line of credit in fiscal 2024 offset by a reduction of stock repurchase activity which totaled $0.2 million in 2024 as compared to $1.5 million in fiscal 2023.

At June 30, 2024, we had $12.0 million of borrowing capacity on our credit facility of which we had outstanding borrowings of $3.4 million. We also owed $9.2 million on a term loan that was borrowed as part of the purchase of our new Carlsbad, California manufacturing facility in August 2021. At June 30, 2023 we had no outstanding balances due and $20.0 million available in connection with our line of credit. We also owed $9.5 million on a term loan that was borrowed as part of the purchase of our new Carlsbad, California manufacturing facility in August 2021.

At June 30, 2024, we were in compliance with the financial and other covenants as modified by the Fourth Amendment to our credit facility.

As of June 30, 2024, we had $12.0 million in cash and cash equivalents which was held by NAIE. Overall, we believe our available cash, cash equivalents, potential cash flows from operations, and our line of credit will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months. We anticipate we will not be able to comply with all of the covenants required under the modified Credit Agreement in the first half of fiscal 2025.  We have advised our lender and are currently negotiating a potential revised line of credit. There can be no assurance we will be able to successfully complete the negotiation of a revised credit facility, or what the differences in amount, cost and other factors may be. Please see Note F in Item 8 of this report for terms of our current modified line of credit.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons, in each case that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2024, we experienced continued price increases for product raw material, and other increased operational costs related to inflationary pressure though to a lesser degree than in fiscal 2023. We currently believe increasing raw material and product cost pricing pressures will continue throughout fiscal 2025 as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, interest rates, and global fuel and energy costs. We anticipate current inflation rates will have a negative impact on our fiscal 2025 operations, and we are monitoring the drivers and working with suppliers and customers to mitigate the impact on our results.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Natural Alternatives International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition—Refer to Note A to the Consolidated Financial Statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company is a party to certain customer supply contracts that contain unique, customer-specific terms and conditions that result in variable consideration. For such contracts, significant interpretation may be required to determine the contract terms, estimated amounts and timing of recognition of variable consideration. Variable consideration includes volume-related and other discounts and pricing concessions.

Our assessment of management’s evaluation of the above referenced matter related to proper revenue recognition is significant to our audit because the amounts may potentially be material to the consolidated financial statements, the assessment process involves significant judgment, and the application of U.S. generally accepted accounting principles in this area is complex.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer contracts that include variable consideration included the following:

●	We evaluated the appropriateness of management’s revenue recognition policies.

●	We tested the mathematical accuracy of management’s calculations of revenue, including variable consideration, and the associated timing of revenue recognized in the consolidated financial statements.

●	We identified customer contracts with variable consideration and performed the following procedures:

o	Obtained and read contracts and other source documents for each selection.

o	Tested management’s identification and treatment of the key contract terms, including performance obligations and variable consideration.

o	Evaluated the appropriateness of management's application of the Company’s accounting policies, along with their use of estimates, in the determination of revenue recognition in the proper amounts.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2014.

Irvine, California

September 27, 2024

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$11,981	$13,604
Accounts receivable – less allowance for credit losses of $0 at June 30, 2024 and $23 at June 30, 2023	16,891	7,022
Inventories, net	24,249	29,694
Income tax receivable	—	305
Forward contracts	492	390
Prepaids and other current assets	7,997	5,995
Total current assets	61,610	57,010
Property and equipment, net	52,211	53,841
Operating lease right-of-use assets	43,537	20,369
Deferred tax asset, net – noncurrent	3,170	355
Other noncurrent assets, net	1,814	2,577
Total assets	$162,342	$134,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,740	$7,778
Accrued liabilities	2,847	2,409
Accrued compensation and employee benefits	2,090	2,246
Customer deposits	302	317
Short-term liability – operating leases	1,194	2,448
Forward contracts	91	—
Income taxes payable	505	374
Mortgage note payable, current portion	296	312
Line of credit – current	3,400	—
Total current liabilities	23,465	15,884

Long-term liability – operating leases	46,468	18,965
Long-term pension liability	141	339
Mortgage note payable, net of current portion	8,933	9,205
Income taxes payable, noncurrent	740	987
Total liabilities	79,747	45,380
Commitments and contingencies (Notes D, F, H, J and M)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2024 and June 30, 2023, issued and outstanding (net of treasury shares) 6,200,185 at June 30, 2024 and 6,073,813 at June 30, 2023	93	91
Additional paid-in capital	32,634	31,436
Retained earnings	72,966	80,183
Treasury stock, at cost, 3,280,721 shares at June 30, 2024 and 3,240,593 at June 30, 2023	(23,076)	(22,855)
Accumulated other comprehensive loss	(22)	(83)
Total stockholders’ equity	82,595	88,772
Total liabilities and stockholders’ equity	$162,342	$134,152

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2024	2023
Net sales	$113,796	$154,015
Cost of goods sold	106,931	135,857
Gross profit	6,865	18,158
Selling, general and administrative expenses	15,399	14,869
Recoveries of uncollectible accounts receivable	—	(1,424)
(Loss) income from operations	(8,534)	4,713
Other income (expense):
Interest income	176	33
Interest expense	(361)	(451)
Foreign exchange loss	(652)	(658)
Other, net	(93)	(82)
Total other expense	(930)	(1,158)
(Loss) income before income taxes	(9,464)	3,555
(Benefit) provision for income taxes	(2,247)	1,033
Net (loss) income	$(7,217)	$2,522
Change in minimum pension liability, net of tax	$102	$64
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	(41)	(1,846)
Comprehensive (loss) income	$(7,156)	$740
Net (loss) income per common share:
Basic	$(1.23)	$0.43
Diluted	$(1.23)	$0.43
Weighted average common shares outstanding:
Basic	5,870,974	5,863,083
Diluted	5,870,974	5,877,559

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2022	9,191,406	$89	$30,423	$77,661	3,061,795	$(21,352)	$1,699	$88,520
Issuance of common stock for restricted stock grants	123,000	2	(2)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,015	—	—	—	—	1,015
Repurchase of common stock	—	—	—	—	164,399	(1,503)	—	(1,503)
Forfeiture of restricted stock	—	—	—	—	14,399	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	64	64
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,846)	(1,846)
Net income	—	—	—	2,522	—	—	—	2,522
Balance, June 30, 2023	9,314,406	$91	$31,436	$80,183	3,240,593	$(22,855)	$(83)	$88,772
Issuance of common stock for restricted stock grants	166,500	2	(2)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,200	—	—	—	—	1,200
Repurchase of common stock	—	—	—	—	37,128	(221)	—	(221)
Forfeiture of restricted stock	—	—	—	—	3,000	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	102	102
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(41)	(41)
Net loss	—	—	—	(7,217)	—	—	—	(7,217)
Balance, June 30, 2024	9,480,906	$93	$32,634	$72,966	3,280,721	$(23,076)	$(22)	$82,595

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30

(in thousands)

	2024	2023
Cash flows from operating activities
Net (loss) income	$(7,217)	$2,522
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Recoveries of uncollectible accounts receivable	—	(1,424)
Depreciation and amortization	4,647	4,250
Deferred income taxes	(2,907)	(974)
Non-cash lease expenses	6,083	2,831
Non-cash compensation	1,200	1,015
Pension expense, net of contributions	46	81
Gain on disposal of assets	—	(51)
Changes in operating assets and liabilities:
Accounts receivable	(9,869)	11,823
Inventories	5,445	2,781
Operating lease liabilities	(3,003)	(2,134)
Prepaids and other assets	(1,597)	(4,362)
Accounts payable and accrued liabilities	5,387	(8,606)
Forward contracts	372	863
Income taxes	189	(169)
Accrued compensation and employee benefits	(273)	(1,427)
Net cash (used in) provided by operating activities	(1,497)	7,019
Cash flows from investing activities
Purchases of property and equipment	(3,017)	(13,524)
Proceeds from sale of property and equipment	—	57
Net cash used in investing activities	(3,017)	(13,467)
Cash flows from financing activities
Borrowings on line of credit	3,400	—
Repurchase of common stock	(221)	(1,503)
Payments on long-term debt	(288)	(278)
Net cash provided by (used in) financing activities	2,891	(1,781)
Net decrease in cash and cash equivalents	(1,623)	(8,229)
Cash and cash equivalents at beginning of year	13,604	21,833
Cash and cash equivalents at end of year	$11,981	$13,604
Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$463	$1,842
Interest	$285	$802

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Summary of Significant Accounting Policies

Organization

We provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also seek to commercialize our patent and trademark estate related to the ingredient known as beta-alanine sold under our CarnoSyn®, SR CarnoSyn® trademarks, and recently announced TriBsyn™ tradename through direct raw material sales and various license and similar arrangements.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduced a novel approach to assessing impairments known as the "current expected credit loss model" or "CECL." Unlike the previous standard, which focused on incurred losses, CECL centers on anticipated losses. Under this framework, organizations are obligated to acknowledge an allowance corresponding to their estimate of expected credit losses. The CECL model is applicable to a wide range of financial instruments, including debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. We adopted ASU 2016-13 effective July 1, 2023. The adoption of ASU 2016-13 did not materially impact our results of operations or our financial statement presentation or related disclosures.

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

Employee Retention Tax Credit

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Tax Credit (“ERTC”). The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended the availability of the ERTC. Under these expanded measures, we determined during fiscal 2023 that we qualified for the ERTC for the first three quarters of calendar 2021 and filed amended payroll tax returns that are expected to result in a net refund of $3.5 million. Although we don’t anticipate receiving the funds related to these amended returns until sometime in fiscal 2025, we recorded a receivable and recognized a benefit for this amount in our Consolidated Statements of Operations and Comprehensive Income in fiscal 2023 by applying the loss recovery model as codified by Accounting Standards Codification (“ASC”) section 450 “Contingencies” that indicates that an asset related to a recovery should be recognized when the recovery is determined to be probable. We recorded this benefit as a reduction to our payroll tax expense in the fiscal year 2023 with $2.2 million of the benefit offsetting cost of goods sold and $1.3 million offsetting selling, general and administrative expenses.

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

The fair value hierarchy is broken down into three levels based on the source of inputs. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify cash, cash equivalents, and marketable securities balances as Level 1 assets. The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings is equal to book value due to the short-term nature of these items. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated, either directly or indirectly by observable market data. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Except for cash and cash equivalents, as of June 30, 2024 and June 30, 2023, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	June 30,	June 30,
	2024	2023
Interest Swap – Other Current Assets	$111	$—
Euro Forward Contract– Current Assets	492	250
Swiss Franc Forward Contract – Current Assets	—	140
Total Derivative Contracts – Current Assets	603	390

Interest Swap – Other Noncurrent Assets	—	532
Euro Forward Contract– Other Noncurrent Assets	78	15
Total Derivative Contracts – Other Noncurrent Assets	78	547

Swiss Franc Forward Contract – Current Liabilities	(91)	—
Total Derivative Contracts – Current Liabilities	(91)	—

Fair Value Net Asset – all Derivative Contracts	$590	$937

We also classify any outstanding line of credit and term loan balance as a Level 2 liability, as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of June 30, 2024, we had $3.4 million outstanding on our line of credit and $9.2 million outstanding on our term loan.  As of June 30, 2023, we had no balance outstanding on our line of credit and $9.5 million outstanding on our term loan. As of June 30, 2024, and June 30, 2023, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2023 or fiscal 2024.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and expected future customer credit-worthiness. An allowance for estimated credit losses is maintained based on, but not limited to, historical collection experience, current customer financial condition, current and future economic and market conditions, and age of receivables to identify any customer credit issues. We monitor our expected collections regularly and adjust the allowance for credit loss accounts as necessary to recognize any changes in credit exposure. Upon conclusion that a receivable is uncollectible, we record the respective amount as a charge against allowance for credit losses. To date, such credit loss reserves, in the aggregate, have been adequate to cover collection losses.

In December 2022, we entered into an agreement to settle the remaining outstanding balance with a former customer whose accounts receivable balance was fully reserved in March 2020. As of the date of the agreement, the remaining amount due from this customer was $3.4 million dollars and as part of the settlement, we agreed to a reduced amount of $1.4 million. This reduced amount was paid based on an agreed upon payment schedule and if all payments are made as agreed the entire balance will be considered paid in full. As of June 30, 2023, the former customer had made all scheduled payments totaling $850,000, and we adjusted our accounts receivable reserve along with the corresponding accounts receivable balance such that the amount in excess of the settlement amount was written-off and the reserve associated with the unpaid portion of the settlement was no longer reserved for as of June 30, 2023. All remaining scheduled payments were received during fiscal 2024 and there are no outstanding amounts due from this former customer as of June 30, 2024.

Inventories

We operate primarily as a private-label contract manufacturer. We make products based upon anticipated demand or following receipt of customer specific purchase orders. From time to time, we make inventory for private-label contract manufacturing customers under a specific purchase order with delivery dates that may subsequently be rescheduled or canceled at the customer’s request. We value inventory at the lower of cost (first-in, first-out) or net realizable value on an item-by-item basis, including costs for raw materials, labor and manufacturing overhead. We establish reserves equal to all or a portion of the related inventory to reflect situations in which the cost of the inventory is not expected to be recovered. This requires us to make estimates regarding the market value of our inventory, including an assessment for excess and obsolete inventory. Once we establish an inventory reserve in a fiscal period, the reduced inventory value is maintained until the inventory is sold or otherwise disposed of. In evaluating whether inventory is stated at the lower of cost or net realizable value, management considers such factors as the amount of inventory on hand, the estimated time required to sell such inventory, the remaining shelf life and efficacy, the foreseeable demand within a specified time horizon and current and expected market conditions. Based on this evaluation, we record adjustments to cost of goods sold to adjust inventory to its net realizable value.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2024 and 2023, we recognized no impairment losses.

Derivative Financial Instruments

We may use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted sales denominated in Euros, our long-term lease liability denominated in Swiss Francs and our exposure to interest rate fluctuations related to our term-note with Wells Fargo.

We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts. To the extent we use derivative financial instruments that meet the relevant criteria, we account for them as cash flow hedges. Foreign exchange derivative instruments that do not meet the criteria for cash flow hedge accounting are marked-to-market through the Consolidated Statements of Operations and Comprehensive (Loss) Income. Historically, our cash flow derivative instruments related to our Euro sales have met the criteria for hedge accounting, while our derivative instruments related to our long-term lease liability have not.

We recognize any unrealized gains and losses associated with derivative instruments accounted for as cash flow hedges in income in the period in which the underlying hedged transaction is realized. To the extent the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2024, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar, which is primarily the Euro. As of June 30, 2024, the notional amounts of our foreign exchange contracts were $34.0 million (€30.8 million). These contracts will mature over the next 15 months.

As of June 30, 2024, we held foreign currency contracts not designated as cash flow hedges primarily to protect against changes in valuation of our long-term lease liability. As of June 30, 2024, the notional amounts of our foreign currency contracts not designated as cash flow hedges were $11.9 million (CHF 10.5 million). These contracts will mature in the first quarter of fiscal year 2025.

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

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2023	Additions	Revenue Recognized	Customer Refunds	June 30, 2024
Contract Liabilities (Customer Deposits)	$317	$2,500	$(2,515)	$—	$302

	June 30, 2022	Additions	Revenue Recognized	Customer Refunds	June 30, 2023
Contract Liabilities (Customer Deposits)	$140	$317	$(137)	$(3)	$317

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of June 30, 2024, we have $0 in our returns reserve.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trade marks and our TriBysn™ tradename. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $8.4 million during fiscal 2024 and $8.7 million during fiscal 2023. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $0.3 million during fiscal 2024 and $0.3 million during fiscal 2023.

Cost of Goods Sold

Cost of goods sold includes raw material, labor, manufacturing overhead, royalty expense, shipping, and customer related research and development costs.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $1.9 million for fiscal 2024 and $2.1 million for fiscal 2023. These costs are included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $0.3 million during the fiscal year ended June 30, 2024 and $0.7 million during fiscal 2023. These costs are included in selling, general and administrative expenses.

Income Taxes

To determine our annual provision for income taxes, we use an estimated annual effective tax rate that is based on annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized based on whether future taxable income will be generated during the periods in which those temporary differences become deductible. During the year ended June 30, 2024, there was no change to our valuation allowance.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly, and adjustments are made as events occur that we believe warrant adjustments to the reserves. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2024 and June 30, 2023, we did not record any tax liabilities for uncertain tax positions.

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

Net (Loss) Income per Common Share

We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the year, and diluted net income per common share using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options and restricted shares account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net (loss) income per common share as follows (in thousands, except per share data):

	For the Years Ended June 30,
	2024	2023
Numerator
Net (loss) income	$(7,217)	$2,522
Denominator
Basic weighted average common shares outstanding	5,871	5,863
Dilutive effect of stock options and restricted stock shares	—	14
Diluted weighted average common shares outstanding	5,871	5,878
Basic net (loss) income per common share	$(1.23)	$0.43
Diluted net (loss) income per common share	$(1.23)	$0.43

We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive. During the year ended June 30, 2024, we excluded 232,574 shares of unvested restricted stock. For the year ended  June 30, 2023 we excluded restricted stock totaling 60,497, as their impact would have been anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is primarily concentrated with our three largest customers, whose receivable balances collectively represented 72.6% of gross accounts receivable at June 30, 2024 and 47.4% at June 30, 2023.

Additionally, amounts due related to our beta-alanine raw material sales were 4.4% of gross accounts receivable at June 30, 2024 and 21.4% of gross accounts receivable at June 30, 2023. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2024	2023
Raw materials	$18,489	$20,946
Work in progress	3,362	4,504
Finished goods	3,038	4,928
Reserves	(640)	(684)
	$24,249	$29,694

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable
	Life
	In Years	2024	2023
Land	NA	$8,940	$8,940
Building and building improvements	7 – 39	24,723	24,712
Machinery and equipment	3 – 12	43,631	41,460
Office equipment and furniture	3 – 5	6,765	6,522
Vehicles	3	237	227
Leasehold improvements	1 – 20	23,223	22,641
Total property and equipment		107,519	104,502
Less: accumulated depreciation and amortization		(55,308)	(50,661)
Property and equipment, net		$52,211	$53,841

Depreciation and amortization expense was approximately $4.6 million in fiscal 2024 and $4.3 million in fiscal 2023.

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

On January 26, 2024, we exercised the early termination of an apartment lease in Lugano, Switzerland. The early termination reduced the lease term by 9 years and 8 months thus ending on April 30, 2024. Our lease liability and right of use asset were both decreased by approximately $0.3 million as a result of the early termination of the lease agreement. On  January 22, 2024, we entered into a lease for a new apartment in Lugano, Switzerland. This lease is for an initial term of 27 months beginning April 1, 2024 and ending on June 30, 2026.

Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset, or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of June 30, 2024, the weighted average remaining lease term for our operating leases was 9.5 years. The weighted average discount rate for our operating leases was 5.92%. As of June 30, 2023, the weighted average remaining lease term for our operating leases was 5.3 years and the weighted average discount rate was 4.12%. The lease discount rate is determined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset, lease liability, and the short-term lease cost for the years ended June 30, 2024 and 2023 was not material.

Other information related to leases was as follows (in thousands) for the year ended June 30,

Supplemental Cash Flows Information	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,966	$3,291
Net increase in operating lease liabilities and right-of-use assets due to lease remeasurement	25,692	906

E. Other Comprehensive (Loss) Income

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following at June 30 (dollars in thousands):

	Year Ended June 30, 2024
		Unrealized	Unrealized
		Gains	Gains
		(Losses)	(Losses)
	Defined	on	on
	Benefit	Cash Flow	Swap
	Pension Plan	Hedges	Derivative	Total

Balance as of June 30, 2023	$(380)	$(110)	$407	$(83)

OCI/OCL before reclassifications	88	538	(422)	204
Amounts reclassified from OCI	39	(92)	—	(53)

Tax effect of OCI activity	(25)	(164)	99	(90)
Net current period OCI/OCL	102	282	(323)	61
Balance as of June 30, 2024	$(278)	$172	$84	$(22)

	Year Ended June 30, 2023
		Unrealized	Unrealized
		Gains	Gains
		(Losses)	(Losses)
	Defined	on	on
	Benefit	Cash Flow	Swap
	Pension Plan	Hedges	Derivative	Total

Balance as of June 30, 2022	$(444)	$1,795	$348	$1,699

OCI/OCL before reclassifications	8	538	79	625
Amounts reclassified from OCI	78	(3,086)	—	(3,008)

Tax effect of OCI activity	(22)	643	(20)	601
Net current period OCI/OCL	64	(1,905)	59	(1,782)
Balance as of June 30, 2023	$(380)	$(110)	$407	$(83)

F. Debt

On May 24, 2021, we entered into a renewed credit facility with Wells Fargo Bank, N.A (“Wells Fargo”) to extend the maturity of our working line of credit from November 1, 2022 to May 24, 2024. That credit facility provided total lending capacity of up to $20.0 million and allowed us to use the credit facility for working capital as well as potential acquisitions. On August 18, 2021, we entered into an amendment of that credit facility with Wells Fargo. The amended credit facility added a $10.0 million term loan to the existing $20.0 million credit facility and permitted us to use the $10.0 million term loan as part of the $17.5 million purchase consideration for the acquisition of our new manufacturing and warehouse property in Carlsbad, California. The amended credit agreement also increased the allowed capital expenditures from $10.0 million to $15.0 million for fiscal 2022, (exclusive of the amount paid for the acquisition of the new Carlsbad property noted above). In addition, the revised credit notes reflected a change in the interest rate reference from London Interbank Offered Rate (LIBOR) to Secured Overnight Financing Rate (SOFR). The Credit Agreement was amended and a new Revolving Line of Credit Note and Security Agreement were entered into. A Term Note and real property security documents were added to secure the Term Note by the Carlsbad property.

Subsequently we entered into a Second and Third Amendment that changed certain limits on our use of the line of credit.

On December 31, 2023, we were not in compliance with certain financial covenants, including those related to net income requirements and the fixed charge coverage ratio. On   February 13, 2024, we entered into a fourth amendment to our credit facility with Wells Fargo that waived all prior instances of non-compliance, decreased our total borrowing capacity on the line of credit to $12.5 million, increased the interest rate on borrowings under the line of credit to 2.25% from 1.29% above the daily simple SOFR rate, modified our continuing compliance requirements, and reduced the uses we can fund with the line of credit. Under the terms of the amended Credit Agreement, our new borrowing eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.0 at any time; (ii) limits our losses to a decreasing amount over the next three quarters, with net income after taxes of not less than $1.00 by September 30, 2024; (iii) a rolling four-quarter fixed charge coverage ratio not less than 1.25 to 1.0 as of December 31, 2024 and each quarter thereafter. The Fourth Amendment includes a limitation on the amount of capital expenditures that can be made in a given fiscal year, with such limitation set at $6.5 million, requires us to suspend share repurchase and dividend activity, and includes an availability reserve of 10% that will be in place until we return to profitability. Any amounts outstanding under the line of credit bear interest at a fixed or fluctuating interest rate as elected by us from time to time. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date which remains at May 23, 2025. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences between payment under a fixed rate versus payment under the variable rate for each month from the month of prepayment through the month in which the then applicable fixed rate term matures. There is an unused commitment fee of 0.25% required as part of the line of credit, and an origination fee of 1% which we paid upon execution of the Fourth Amendment.

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

During fiscal year 2024, no interest expense was capitalized to building improvements as our facility in Carlsbad, California was placed into service in April 2023. As of June 30, 2023, we capitalized $198,000 of interest expense to building improvements.

As of June 30, 2024, we had $ 9.2 million outstanding under the Term Note used August 2021 for the purchase of our Carlsbad, California powder processing and warehouse property. The future debt payments under the Term Note are as follows (in thousands):

	2025	2026	2027	2028	2029	Total
Future Debt Payments	$296	$305	$315	$325	$7,988	$9,229

On June 30, 2024, we were in compliance with all of the financial and other covenants required under the Amended Credit Agreement. We anticipate we will not be able to comply with all of the covenants required under the Amended Credit Agreement in the first half of fiscal 2025. We have advised the lender and are currently negotiating a potential revised credit facility or waiver. There can be no assurance we will be able to successfully complete the negotiation of a revised credit facility, or what the differences in amount, cost and other factors may be.

As of June 30, 2024, we had $3.4 million outstanding on our credit facility with Wells Fargo Bank. Our available borrowing capacity under the amended terms of our amended credit facility was $12.0 million as of June 30, 2024.

G. Income Taxes

During fiscal 2024, we recorded U.S.-based domestic tax benefit of $2.2 million and negligible foreign tax benefit. During fiscal 2023, we recorded U.S.-based domestic tax expense of $0.8 million and foreign tax expense of $0.2 million.

The following is a geographical breakdown of (loss) income before income taxes (in thousands):

	2024	2023

United States	$(9,046)	$2,588
Foreign	(418)	967
Total (loss) income before income taxes	$(9,464)	$3,555

The (benefit) provision for income taxes for the years ended June 30 consisted of the following (in thousands):

	2024	2023
Current:
Federal	$(55)	$843
State	41	211
Foreign	66	221
	52	1,275
Deferred:
Federal	(2,007)	(246)
State	(223)	4
Foreign	(69)	—
	(2,299)	(242)
Total (benefit) provision for income taxes	$(2,247)	$1,033

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2024	2023
Deferred tax assets:
Inventory capitalization	$279	$220
Inventory reserves	148	164
Lease liability	8,497	2,018
Net operating loss carry forward	1,505	433
Accrued compensation	140	166
Capitalized research and experimentation	694	412
Accrued contingent fee	207	219
Stock-based compensation	129	81
Forward contracts	—	56
Tax credit carry forward	682	229
Pension liability	67	103
Other, net	215	88
Total gross deferred tax assets	12,563	4,189

Deferred tax liabilities:
Withholding taxes	(134)	(401)
Fixed assets	(1,485)	(1,451)
Forward contracts	(54)	—
Lease asset	(7,694)	(1,951)
Other, net	(26)	(31)
Deferred tax liabilities	(9,393)	(3,834)
Net deferred tax assets	$3,170	$355

As of June 30, 2024, the Company had U.S. federal net operating loss carryforwards of $4.6 million which may be carried forward indefinitely. The Company has state net operating loss carryforwards of $6.6 million, which, if unutilized, will begin to expire beginning in fiscal year 2031. The Company also has foreign net operating loss carryforwards of $0.3 million, which, if unutilized, will begin to expire in fiscal year 2031. The Company has federal and state tax credits of $0.8 million, which, if unutilized, will begin to expire in fiscal year 2041.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2024 and June 30, 2023.

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2019 and forward are subject to examination by the U.S. tax authorities. Our tax years for the fiscal years ended June 30, 2018 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2023 and forward are subject to assessment by the Swiss tax authorities.

NAIE’s effective tax rate for the fiscal year ended  June 30, 2024 for Swiss federal, cantonal and communal taxes is approximately 1%. This rate is lower than our historical effective rate for NAIE because NAIE recognized a pre-tax loss and the calculated benefit for the year was mostly offset by a capital tax that is calculated based on net equity regardless of whether the company recognized a profit or not.

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

For tax years commencing on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017, also eliminates the ability to immediately deduct research and development costs. Instead, taxpayers are mandated to capitalize these expenses and amortize them over five years for research conducted within the United States and 15 years for research conducted abroad, as stipulated in IRC Section 174. There is ongoing consideration in Congress for legislation that may revoke or postpone this capitalization and amortization requirement; however, there is no guarantee that this provision will undergo repeal or any other form of modification. Should this requirement remain unchanged, it will result in a reduction of our tax deduction for research and development expenses in the forthcoming years. During fiscal 2024, NAIE declared a dividend of $5.4 million to NAI, which was paid in the first quarter of fiscal 2025. During fiscal 2023, NAIE declared and paid dividends to NAI in the amount of $14.7 million. These amounts are part of the undistributed earnings that we recorded a one-time deemed repatriation transition tax on in fiscal 2018 and therefore we did not recognize any additional tax on these dividends. However, as part of these dividends, we were required to pay a 5% Swiss withholding tax totaling $0.3 million in fiscal 2024 and $0.7 million in fiscal 2023 which were also accrued for as part of the implementation of the Tax Act in fiscal 2018.

A reconciliation of our income tax (benefit) provision computed by applying the statutory federal income tax rate of 21% for fiscal 2024 and for fiscal 2023 to net (loss) income before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2024	2023
Income taxes computed at statutory federal income tax rate	$(2,033)	$749
State income taxes, net of federal income tax expense	(215)	90
Permanent differences	(20)	8
Foreign tax rate differential	131	18
Tax credits	(170)	(347)
Stock based compensation	93	61
Global intangible low-taxed income (GILTI)	—	355
Return to provision - differences	(33)	99
Income tax (benefit) provision as reported	$(2,247)	$1,033
Effective tax rate	(23.7)%	29.1%

We expect our U.S. federal statutory rate to be 21% for fiscal years going forward.

H. Employee Benefit Plans

401(k) Plan

We have a profit-sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. Effective January 1, 2022, all employees are eligible to participate in the plan the first of the month following 30 days of employment. Also effective, January 1, 2022, we match 100% of the first 5% of a participant’s compensation contributed to the plan under the 401(k) plan. The total contributions under the plan charged to income from operations totaled $0.6 million for fiscal 2024 and $0.7 million for fiscal 2023.

Additionally, we have a discretionary profit-sharing plan pursuant to Section 401(k) of the Code, whereby we may contribute an additional percentage of compensation. Employees are not required to contribute to the plan to receive the discretionary profit-sharing contribution. We did not make any discretionary profit-sharing contributions in fiscal 2024 or in fiscal 2023.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to results from operations for these benefits totaled $1.4 million for the fiscal year ended June 30, 2024 and $1.7 million for the fiscal year ended June 30, 2023.

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

During the year ended June 30, 2024, we granted a total of $0.9 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. During the year ended June 30, 2023, we granted a total of $0.6 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. Each deferred cash award provides for three equal cash payments to the applicable Participant to be paid on the one year, two year, and three year anniversaries of the date of the grant of such Awards, (the “Award Date”); provided on the date of each payment (the “Payment Date”), the Participant has been since the Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments shall be made in connection with the Award.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2024	2023
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,364	$1,438
Interest cost	49	46
Actuarial loss	(39)	(29)
Benefits paid	—	(91)
Benefit obligation at end of year	$1,374	$1,364
Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,025	$1,094
Actual return on plan assets	91	22
Employer contributions	116	—
Benefits paid	—	(91)
Fair value of plan assets at end of year	$1,232	$1,025
Reconciliation of Funded Status:
Difference between benefit obligation and fair value of plan assets	$(142)	$(339)
Unrecognized net actuarial loss in accumulated other comprehensive income	282	409
Net amount recognized	$140	$70

Projected benefit obligation	$1,374	$1,364
Accumulated benefit obligation	$1,374	$1,364
Fair value of plan assets	$1,232	$1,025

The weighted-average discount rate used for determining the projected benefit obligations for the defined benefit pension plan was 5.28% for the year ended June 30, 2024 and 4.89% during the year ended June 30, 2023.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2024	2023
Interest cost	$49	$46
Expected return on plan assets	(42)	(42)
Recognized actuarial loss	39	50
Settlement loss	-	27
Net periodic benefit expense	$46	$81

In the fiscal year ended June 30, 2024, we contributed $0.1 million to our defined benefit pension plan, and in the fiscal year ended  June 30, 2023, we did not contribute to the plan.

The following is a summary of changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (in thousands):

	2024	2023
Net loss	$(88)	$(8)
Settlement loss	—	(28)
Amortization of net loss	(39)	(50)
Total recognized in other comprehensive loss	$(127)	$(86)
Total recognized in net periodic benefit cost and other comprehensive loss	$(81)	$(5)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $24,000. We do not have any transition obligations or prior service costs recorded in accumulated other comprehensive income.

The following benefit payments are expected to be paid (in thousands):

2025	$1,009
2026	13
2027	101
2028	29
2029	32
2030-2034	199
Total benefit payments expected to be paid	$1,383

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2024	2023
Discount rate	5.28%	4.89%
Expected long-term rate of return	6.70%	6.24%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

			Target
	2024	2023	Allocation
Equity securities	72%	64%	53%
Debt securities	14%	14%	41%
Commodities	0%	12%	4%
Cash alternatives	14%	10%	2%
	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2024 were as follows (in thousands):

		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities(1)	$889	$889	$—	$—
Debt securities(2)	$173	$173	$—	$—
Cash alternatives(3)	$170	$170	$—	$—
Total	$1,232	$1,232	$—	$—

(1)	This category is comprised of publicly traded funds of which 72% are U.S. large-cap funds, 24% emerging market funds, and 4% non-U.S. developed market funds.

(2)	This category is comprised of publicly traded funds, of which 77% are U.S. fixed income funds and 23% are corporate fixed income funds.

(3)	This category is comprised of money market funds.

I. Stockholders’ Equity

Treasury Stock

On September 18, 2020, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan (“Repurchase Plan”), thus bringing the total authorized repurchase amount to $12.0 million. On March 12, 2021, the Board of Directors authorized an additional $3.0 million increase to the Repurchase Plan, thus bringing the total authorized repurchase amount to $15.0 million. On January 14, 2022, the Board of Directors authorized an additional $3.0 million increase to the Repurchase Plan, thus bringing the total authorized repurchase amount to $18.0 million. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. The Fourth Amendment to the Credit Agreement with Wells Fargo effective February 13, 2024, currently prohibits most stock repurchases (see Note F). As a result, until that restriction is modified or removed, we do not intend to purchase our shares other than our longstanding practice of purchasing shares from our employees in exchange for paying the employees’ withholding tax requirements upon vesting of restricted stock held by the employee.

Treasury Stock repurchases for the year ended June 30, 2024 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	—	$—	$—
Shares acquired from employees for restricted stock vesting	37,128	5.96	221
Total	37,128		$221

Treasury Stock repurchases for the year ended  June 30, 2023 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	140,812	$9.19	$1,294
Shares acquired from employees for restricted stock vesting	23,587	8.86	209
Total	164,399		$1,503

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

Stock Incentive Plans

For the years ended June 30, 2024 and June 30, 2023, the Company had no stock options outstanding.

Restricted stock activity for the year ended June 30, 2024 was as follows:

		Weighted
	Number of	Average Grant
	Shares –	Date Fair
	2020 Plan	Value
Nonvested at June 30, 2023	223,682	$10.39
Granted	166,500	$6.09
Vested	(104,075)	$11.39
Forfeited	(3,000)	$9.59
Nonvested at June 30, 2024	283,107	$7.50

Available for grant at June 30, 2024	182,877

Restricted stock activity for the year ended  June 30, 2023 was as follows:

Weighted
	Number of	Average Grant
	Shares –	Date Fair
	2009 Plan	Value
Nonvested at June 30, 2022	1,666	$8.50
Granted	—	$—
Vested	(1,666)	$8.50
Forfeited	—	$—
Nonvested at June 30, 2023	—	$—

Available for grant at June 30, 2023	—

		Weighted
	Number of	Average Grant
	Shares –	Date Fair
	2020 Plan	Value
Nonvested at June 30, 2022	186,227	$12.56
Granted	123,000	$8.79
Vested	(71,146)	$13.04
Forfeited	(14,399)	$11.69
Nonvested at June 30, 2023	223,682	$10.39

Available for grant at June 30, 2023	349,377

Restricted stock grants, granted to members of our Board of Directors and certain key members of our management team, vest over a period of years from the date of grant and the unvested shares cannot be sold or otherwise transferred and the right to receive dividends, if declared by our Board of Directors, is forfeitable until the shares become vested. The total remaining unrecognized compensation cost related to unvested restricted stock shares amounted to $1.7 million at June 30, 2024 and the weighted average remaining requisite service period of unvested restricted stock shares was 2.1 years.

J. Commitments

We lease a total of approximately 162,000 square feet at our manufacturing facility in Vista, California from an unaffiliated third party under a non-cancelable operating lease. On July 31, 2013, we executed a third amendment to the lease for our manufacturing facility in Vista, California. As a result of this amendment, our facility lease had been extended through March 2024. On July 18, 2023, we entered into a fourth amendment to the lease of our Vista, California manufacturing facility. The fourth amendment extends the term of the lease by an additional ten years and five months commencing April 1, 2024 and includes an option to extend the lease through August 31, 2039.

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

On November 5, 2018, NAIE entered into a lease with Sofinol SA for approximately 2,870 square meters of commercial warehouse space in a building located on the property adjacent to the leasehold for the primary existing NAIE facility in Manno, Switzerland. NAIE uses the space primarily for raw material storage. The lease is for an initial five-year term commencing on January 1, 2019 and NAIE can terminate the lease with 12 months advance notice given on June 30th or December 31st each year of the initial term. At the end of the initial term the lease transfers to an indefinite tenancy at the same rental rate terminable by NAIE or the landlord upon 12 months' advance notice. This initial term of this lease ends on December 31, 2024 and as of June 30, 2024, we have not provided notification of terminating this lease, so the term automatically extended to December 31, 2025.

On January 26, 2024, we exercised the early termination of an apartment lease in Lugano, Switzerland. The early termination reduced the lease term by 9 years and 8 months thus ending on April 30, 2024. Our lease liability and Right of Use asset were both decreased by approximately $0.3 million as a result of the early termination of the lease agreement. On January 22, 2024, we entered into a lease for a new apartment in Lugano, Switzerland. This lease is for an initial term of 27 months beginning April 1, 2024 and ending on June 30, 2026.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2024 (in thousands):

						There-
	2025	2026	2027	2028	2029	after	Total
Gross minimum rental commitments	$4,182	$4,617	$4,554	$4,682	$4,814	$24,918	$47,767

Rental expense totaled $5.4 million for the fiscal year ended June 30, 2024 and $3.3 million for the fiscal year ended June 30, 2023.

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

	Fiscal 2024	Fiscal 2023
Customer 1	$48,055	$48,066
Customer 2	16,312	61,646
Customer 3	12,941	(a)
	$77,308	$109,712
(a)	Sales were less than 10% of the respective period’s consolidated net sales.

Accounts receivable from these customers totaled $12.3 million at June 30, 2024 and $1.8 million at June 30, 2023.

We buy certain products, including beta-alanine, from a single supplier. The loss of this supplier or other raw material suppliers could have a material adverse impact on our net sales and net income. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Year ended June 30,
	2024		2023
		% of Total		% of Total
	Raw Material	Raw	Raw Material	Raw
	Purchases by	Material	Purchases by	Material
	Supplier	Purchases	Supplier	Purchases
Supplier 1	$11,624	23%	$11,487	13%
	$11,624	23%	$11,487	13%

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

During the year ended June 30, 2024 and prior, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. These contracts are expected to be settled through September 2025. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (OCI) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item as well as ensuring the assumptions we made at hedge inception have not materially changed. No hedging relationships were terminated as a result of ineffective hedging for the years ended June 30, 2024 and June 30, 2023.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of June 30, 2024, the notional amounts of our foreign exchange contracts accounted for as cash flow hedges were $34.0 million (€30.8 million). As of June 30, 2024, a net gain of approximately $0.2 million offset by approximately $0.1 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. As of June 30, 2023, a net loss of approximately $0.2 million, offset by approximately $0.1 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $0.2 million of the gross gain as of June 30, 2024, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

During the year ended June 30, 2024, we recognized $0.8 million of net gains in OCI and reclassified $0.4 million of gains and forward point amortization from OCI to Net Sales. During the year ended June 30, 2023, we recognized $0.5 million of net gains in OCI and reclassified $3.1 million of gains and forward point amortization from OCI to Net Sales.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the year ended June 30, 2024, we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of June 30, 2024, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $11.9 million (CHF 10.5 million).

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

Our operating results by business segment for the years ended June 30 were as follows (in thousands):

	2024	2023
Net Sales
Private-label contract manufacturing	$105,358	$145,294
Patent and trademark licensing	8,438	8,721
	$113,796	$154,015

	2024	2023
(Loss) Income from Operations
Private-label contract manufacturing	$(3,466)	$9,488
Patent and trademark licensing	3,319	3,021
(Loss) income from operations of reportable segments	(147)	12,509
Corporate expenses not allocated to segments	(8,387)	(7,796)
	$(8,534)	$4,713

	2024	2023
Assets
Private-label contract manufacturing	$127,786	$102,495
Patent and trademark licensing	34,556	31,657
	$162,342	$134,152

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2024	2023
United States	$73,512	$109,277
Markets outside the United States	40,284	44,738
Total net sales	$113,796	$154,015

Products manufactured by NAIE accounted for 79% of consolidated net sales in markets outside the U.S. in fiscal 2024 and in fiscal 2023. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2024 and 2023.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2024	2023
United States	$78,146	$53,536
Europe	17,602	20,674
Total Long-Lived Assets	$95,748	$74,210

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2024	2023
United States	$118,878	$89,167
Europe	43,464	44,985
Total Assets	$162,342	$134,152

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2024	2023
United States	$2,793	$13,210
Europe	224	314
Total Capital Expenditures	$3,017	$13,524

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2024. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive and financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2024 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management believes our internal control over financial reporting was effective as of June 30, 2024 based on the criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for under Items 10- 14 of this Part III will be incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders to be held on December 6, 2024, to be filed on or before October 28, 2024.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2024 and 2023;

•	Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended June 30, 2024 and 2023;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2024 and 2023;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2024 and 2023; and

•	Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.1	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003
10.2	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.3	2009 Omnibus Incentive Plan*	Attachment D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009
10.4	Nonqualified Incentive Plan*	Exhibit 10.1 to NAI’s Current Report on Form 8-K dated July 16, 2020, filed with the commission on July 22, 2020
10.5	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.6	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.7	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini effective July 1, 2014 (English translation)	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.9	Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective October 1, 2015*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.10	Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective October 1, 2015*	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.11	Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective October 1, 2015*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the commission on November 12, 2015.
10.12	First amendment to credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of February 1, 2016	Exhibit 10.01 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the commission on February 9, 2016.
10.13	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective September 1, 2016*	NAI’s Current Report on Form 8-K dated September 1, 2016, filed with the commission on September 6, 2016
10.14	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2018*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018

10.15	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2018*	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.16	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2018*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.17	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.4 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.18	Lease of Parking Places in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.5 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.19	Lease of Facilities in Manno, Switzerland between NAIE and Sofinol SA dated November 5, 2018	Exhibit 10.6 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.20	Amended and Restated Exclusive Manufacturing Agreement with Juice Plus+ dated March 31, 2019	Exhibit 10.48 of NAI’s Current Report on Form 8-K Form 8-K dated March 31, 2019, filed with the commission on April 5, 2019
10.21	Third amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2019*	Exhibit 10.61 of NAI's Annual Report on Form 10-K for the annual period ended June 30, 2019, filed with the commission on September 24, 2019
10.22	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark LeDoux, effective July 1, 2021*	Exhibit 10.65 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.23	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2021*	Exhibit 10.66 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.24	Fourth amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2021*	Exhibit 10.67 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.25	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of May 24, 2021	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated May 24, 2021 filed with the commission on May 27, 2021.
10.26	2020 Omnibus Incentive Plan*	Annex I of NAI’s definitive Proxy Statement filed with the commission on October 26, 2020
10.27	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of August 16, 2021	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.28	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank. N.A. dated August 16, 2021 in the amount of $20,000,000	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.29	Term Note by and between NAI and Wells Fargo Bank, N.A. effective as of August 16, 2021	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.30	Security Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of August 16. 2021	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.31	Second Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective January 31, 2022	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021, filed with the commission on February 9, 2022
10.32	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 4, 2022	Exhibit 10.34 of NAI's Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the commission on September 21, 2022.
10.33	Third Amendment to Credit Agreement by and between NAI and Wells Fargo effective as of September 19, 2022.	Exhibit 10.35 of NAI's Current Report on Form 8-K dated October 12, 2022, file with the commission on October 13, 2022
10.34	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo dated September 19, 2022 in the amount of $20,000,000.	Exhibit 10.36 of NAI's Current Report on Form 8-K dated October 12, 2022, file with the commission on October 13, 2022
10.35	Fourth Amendment to Lease of NAI manufacturing facilities in Vista, California between NAI, the tenant, and Park Center Industrial ILP, LLC, a Delaware limited liability company, the landlord	Exhibit 10.17 of NAI's Current Report on Form 8-K dated July 21, 2023, file with the commission on July 24, 2023.
10.36	Clawback Policy	Exhibit 10.36 of NAI's Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the commission on September 19, 2023.
10.37	First modification to Promissory Note by and between NAI and Wells Fargo, effective as of February 13, 2024	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023, filed with the commission on February 13, 2024

10.38	Fourth Amendment and Waiver of Events of Default to Credit Agreement by and between NAI and Wells Fargo effective as of February 13, 2024	Exhibit 10.38 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023, filed with the commission on February 13, 2024
21	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2024

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and Chairman of the Board of Directors	September 27, 2024
(Mark A. LeDoux)	(principal executive officer)

/s/ Michael E. Fortin	Chief Financial Officer	September 27, 2024
(Michael E. Fortin)	(principal financial officer and principal accounting officer)

/s/ Alan G. Dunn	Director	September 27, 2024
(Alan G. Dunn)

/s/ L. Kay Matherly	Director	September 27, 2024
(L. Kay Matherly)

/s/ Guru Ramanathan	Director	September 27, 2024
(Guru Ramanathan)