Form 10-Q
period 2024-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2024-11-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November, 13 2024, 6,198,778 shares of NAI's common stock were outstanding, net of 3,282,128 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “approximate,” “predict,” “forecast,” “project,” “future,” or “likely,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism or pessimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to develop market acceptance for and increase sales of new products, develop relationships with new customers and maintain or improve existing customer relationships;
•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	the sufficiency of our available cash and cash equivalents, including continued access to borrowings under our credit facilities, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	the future adequacy and intended use of our facilities;
•	future customer orders and the timing thereof;
•	our ability to price our products to achieve profit margin targets, especially in the current volatile raw material and labor environment;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	our ability to improve operating efficiencies, manage costs and business risks, and improve or maintain profitability;
•	sources, availability and quality of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•	our ability to attract and retain sufficient labor to successfully execute our business strategies and achieve our goals and objectives;
•	inventory levels, including the adequacy of quality raw material and other inventory levels to meet future customer demand;
•	our ability to protect our intellectual property;
•	future economic and political conditions;
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

Forward-looking statements in this Report speak only as of the date of this Report based on information available to us at that time and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain future events, risks, and uncertainties that are or may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this Report as they identify certain important factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part I of our fiscal 2024 Annual Report, as well as in other reports and documents we have filed and will file with the United States Securities and Exchange Commission (SEC).

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$10,156	$11,981
Accounts receivable – less allowance for credit losses of $0 at September 30, 2024 and June 30, 2024	17,623	16,891
Inventories, net	25,927	24,249
Forward contracts	31	492
Prepaids and other current assets	8,744	7,997
Total current assets	62,481	61,610
Property and equipment, net	51,060	52,211
Operating lease right-of-use assets	42,919	43,537
Deferred tax asset – noncurrent	3,334	3,170
Other noncurrent assets, net	1,476	1,814
Total assets	$161,270	$162,342
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,945	$12,740
Accrued liabilities	2,709	2,847
Accrued compensation and employee benefits	2,855	2,090
Customer deposits	636	302
Short-term liability – operating leases	1,962	1,194
Forward contracts	543	91
Income taxes payable	85	505
Mortgage note payable, current portion	298	296
Line of credit – current	5,400	3,400
Total current liabilities	24,433	23,465
Long-term liability – operating leases	46,910	46,468
Long-term pension liability	144	141
Mortgage note payable, net of current portion	8,858	8,933
Income taxes payable, noncurrent	740	740
Total liabilities	81,085	79,747
Commitments and contingencies (Notes E, F, and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at September 30, 2024 and June 30, 2024, issued and outstanding (net of treasury shares) 6,198,778 at September 30, 2024 and 6,200,185 at June 30, 2024	93	93
Additional paid-in capital	32,910	32,634
Retained earnings	70,984	72,966
Treasury stock, at cost, 3,282,128 shares at September 30, 2024 and 3,280,721 at June 30, 2024	(23,084)	(23,076)
Accumulated other comprehensive loss	(718)	(22)
Total stockholders’ equity	80,185	82,595
Total liabilities and stockholders’ equity	$161,270	$162,342

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2024	2023
Net sales	$33,150	$33,969
Cost of goods sold	30,891	30,832
Gross profit	2,259	3,137
Selling, general and administrative	4,095	3,681

Loss from operations	(1,836)	(544)

Other income (expense):
Interest income	33	9
Interest expense	(178)	(93)
Foreign exchange loss	(431)	(277)
Other, net	(1)	21
Total other expense	(577)	(340)

Loss before income taxes	(2,413)	(884)
Income tax benefit	(431)	(189)
Net loss	$(1,982)	$(695)

Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(682)	441

Comprehensive loss	$(2,664)	$(254)

Net loss per common share:
Basic	$(0.33)	$(0.12)
Diluted	$(0.33)	$(0.12)

Weighted average common shares outstanding
Basic	5,919,460	5,850,131
Diluted	5,919,460	5,850,131

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three-Month Periods Ended September 30, 2024 and 2023

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance, June 30, 2024	9,480,906	$93	$32,634	$72,966	3,280,721	$(23,076)	$(22)	$82,595
Compensation expense related to stock compensation plans	—	—	276	—	—	—	—	276
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(14)	(14)
Repurchase of common stock	—	—	—	—	1,407	(8)	—	(8)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(682)	(682)
Net loss	—	—	—	(1,982)	—	—	—	(1,982)
Balance, September 30, 2024	9,480,906	$93	$32,910	$70,984	3,282,128	$(23,084)	$(718)	$80,185

Balance, June 30, 2023	9,314,406	$91	$31,436	$80,183	3,240,593	$(22,855)	$(83)	$88,772
Compensation expense related to stock compensation plans	—	—	302	—	—	—	—	302
Issuance of common stock for restricted stock grants	15,000	—	—	—	—	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(5)	(5)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	441	441
Net loss	—	—	—	(695)	—	—	—	(695)
Balance, September 30, 2023	9,329,406	$91	$31,738	$79,488	3,240,593	$(22,855)	$353	$88,815

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(1,982)	$(695)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,127	1,148
Deferred income taxes	—	1
Non-cash compensation	276	302
Non-cash lease expense	2,465	1,081
Pension expense, net of contributions	3	(11)
Changes in operating assets and liabilities:
Accounts receivable	(732)	(2,730)
Inventories, net	(1,678)	6,390
Prepaids and other assets	(486)	(1,072)
Accounts payable and accrued liabilities	(2,275)	229
Forward contracts	130	1,057
Accrued compensation and employee benefits	765	121
Operating lease liabilities	(636)	(867)
Income taxes	(420)	(458)
Net cash (used in) provided by operating activities	(3,443)	4,496

Cash flows from investing activities
Purchases of property and equipment	(301)	(1,278)
Net cash used in investing activities	(301)	(1,278)

Cash flows from financing activities
Borrowings on line of credit	2,000	—
Payments on long-term debt	(73)	(73)
Repurchase of common stock	(8)	—
Net cash provided by (used in) financing activities	1,919	(73)

Net (decrease) increase in cash and cash equivalents	(1,825)	3,145
Cash and cash equivalents at beginning of period	11,981	13,604
Cash and cash equivalents at end of period	$10,156	$16,749

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$155	$50
Income taxes	$—	$251

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

You should read the financial statements and these notes, which notes are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended  June 30, 2024 (“2024 Annual Report”). The accounting policies used to prepare the financial statements included in this Report are the same policies described in the notes to the consolidated financial statements in our 2024 Annual Report unless otherwise noted below.

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the three months ended September 30, 2024.

Recently Issued Accounting and Regulatory Pronouncements

In November of 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses presented in the Consolidated Statements of Operations and Comprehensive Loss. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires prospective application to financial statements issued for reporting periods after the effective date of ASU 2024-03, and it allows for election to retrospectively adopt to any or all comparatively presented prior periods in the financial statements beginning before the effective date. This ASU will be adopted in our annual report for the year ending June 30, 2028.  We are currently evaluating the impact of this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

Net Loss per Common Share

We compute net loss per common share using the weighted average number of common shares outstanding during the period, and diluted net loss per common share using the additional dilutive effect of all dilutive securities. The dilutive impact of unvested restricted shares accounts for the additional weighted average shares of common stock outstanding for our diluted net loss per common share computation. We calculated basic and diluted net loss per common share as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2024	2023
Numerator
Net loss	$(1,982)	$(695)

Denominator
Basic weighted average common shares outstanding	5,919	5,850
Dilutive effect of restricted stock	—	—
Diluted weighted average common shares outstanding	5,919	5,850

Basic net loss per common share	$(0.33)	$(0.12)

Diluted net loss per common share	$(0.33)	$(0.12)

We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive. During the three months ended September 30, 2024, we excluded 279,792 shares of unvested restricted stock. During the three months ended September 30, 2023, we excluded 233,628 shares of unvested restricted stock.

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

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2024	Additions	Revenue Recognized	Customer Refunds	September 30, 2024
Contract Liabilities (Customer Deposits)	$302	$1,113	$(779)	$—	$636

	June 30, 2023	Additions	Revenue Recognized	Customer Refunds	September 30, 2023
Contract Liabilities (Customer Deposits)	$317	$413	$(325)	$—	$405

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of September 30, 2024, we have an estimated returns liability of approximately $0.4 million.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trademarks, and our TriBysn™ tradename. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $2.5 million during the three months ended September 30, 2024. We similarly recorded $1.8 million during the three months ended September 30, 2023. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired their patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of approximately $92,000 during the three months ended September 30, 2024. We recorded approximately $89,000 of royalty expense during the three months ended September 30, 2023.

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

We did not have any stock option activity or stock options outstanding during the three months ended September 30, 2024, or September 30, 2023.

We did not grant any restricted stock shares during the three months ended September 30, 2024. During the three months ended September 30, 2023, we granted a total of 15,000 restricted stock shares to certain new members of our management team. During the three months ended September 30, 2024 and September 30, 2023, no restricted stock shares were forfeited. Our net losses included stock-based compensation expense with the vesting of prior restricted stock grants of approximately $0.3 million for the three months ended September 30, 2024 and September 30, 2023.

Deferred Compensation Plan

Effective July 16, 2020, the Board of Directors approved and adopted a Non-Qualified Incentive Plan (the “Incentive Plan”). Pursuant to the Incentive Plan, the Human Resources Committee and the Board of Directors may make deferred cash payments or other cash awards (“Awards”) to directors, officers, employees of NAI and eligible consultants (“Participants”). These Awards are made subject to conditions precedent that must be met before NAI is obligated to make the payment. The purpose of the Incentive Plan is to enhance the long-term stockholder value of NAI by providing the Human Resources Committee and the Board of Directors the ability to make deferred cash payments or other cash awards to encourage Participants to serve NAI or to remain in the service of NAI, or to assist NAI to achieve results determined by the Human Resources Committee or the Board of Directors to be in NAI's best interest.

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

No deferred cash awards were granted or forfeited during the three months ended  September 30, 2024, and  September 30, 2023.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of September 30, 2024, and June 30, 2024, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange and interest rate swap contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third-party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Interest Swap–Other Current Assets	$—	$111
Euro Forward Contract– Current Assets	—	492
Swiss Franc Forward Contract – Current Assets	31	—
Total Derivative Contracts – Current Assets	31	603

Euro Forward Contract– Other noncurrent Assets	—	78
Total Derivative Contracts – Other noncurrent Assets	—	78

Euro Forward Contract– Current Liabilities	(543)	—
Swiss Franc Forward Contract – Current Liabilities	—	(91)
Total Derivative Contracts – Current Liabilities	(543)	(91)

Fair Value Net Asset – all Derivative Contracts	$(512)	$590

We also classify any outstanding line of credit and term loan balance as a Level 2 liability as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of September 30, 2024, we had $5.4 million outstanding on our line of credit and $9.2 million outstanding on our one term loan.  As of June 30, 2024, we had $3.4 million outstanding on our line of credit and $9.2 million outstanding on our term loan.  As of September 30, 2024 and June 30, 2024, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2025 or fiscal 2024.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30,	June 30,
	2024	2024
Raw materials	$19,082	$18,489
Work in progress	4,358	3,362
Finished goods	3,301	3,038
Reserve	(814)	(640)
	$25,927	$24,249

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life	September 30,	June 30,
	In Years	2024	2024
Land	NA	$8,941	$8,940
Building and building improvements	7 – 39	24,841	24,723
Machinery and equipment	3 – 12	43,477	43,631
Office equipment and furniture	3 – 5	6,767	6,765
Vehicles	3	237	237
Leasehold improvements	1 – 20	23,232	23,223
Total property and equipment		107,495	107,519
Less: accumulated depreciation and amortization		(56,435)	(55,308)
Property and equipment, net		$51,060	$52,211

Depreciation and amortization expense was approximately $1.1 million during the three months ended  September 30, 2024 and  September 30, 2023.

D. Other Comprehensive Loss

Other comprehensive loss (“OCL” and “OCI”) consisted of the following during the three months ended September 30, 2024, and September 30, 2023 (in thousands):

	Three Months Ended
	September 30, 2024
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(278)	$172	$84	$(22)
OCI/OCL before reclassifications	—	(807)	(111)	(918)
Amounts reclassified from OCI to Sales	—	58	—	58
Tax effect of OCI activity	(14)	151	27	164
Net current period OCI/OCL	(14)	(598)	(84)	(696)
Ending Balance	$(292)	$(426)	$—	$(718)

	Three Months Ended
	September 30, 2023
	Defined	Unrealized (Losses)	Unrealized Gains
	Benefit	Gains on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(380)	$(110)	$407	$(83)
OCI/OCL before reclassifications	—	670	(91)	579
Amounts reclassified from OCI to Sales	—	50	—	50
Tax effect of OCI activity	(5)	(218)	30	(193)
Net current period OCI/OCL	(5)	502	(61)	436
Ending Balance	$(385)	$392	$346	$353

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

On January 26, 2024, we exercised the early termination of an apartment lease in Lugano, Switzerland.  The early termination reduced the lease term by 9 years and 8 months thus ending on April 30, 2024. Our lease liability and Right of Use asset were both decreased by approximately $0.3 million as a result of the early termination of the early termination of the lease agreement.  On January 22, 2024, we entered into a lease for a new apartment in Lugano, Switzerland. This lease is for an initial term of 27 months, beginning April 1, 2024 and ending on June 30, 2026.

Our leases are classified as operating leases. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of September 30, 2024, the weighted average remaining lease term for our operating leases was 9.3 years and the weighted average discount rate for our operating leases was 5.92%. As of June 30, 2024, the weighted average remaining lease term for our operating leases was 9.5 years and the weighted average discount rate was 5.92%.

Other information related to leases as of September 30, 2024, and September 30, 2023, was as follows (in thousands):

Supplemental Cash Flow Information	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$709	$832
Increase in operating lease liabilities and right-of-use assets due to lease remeasurement	—	$25,916

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

On December 31, 2023, we were not in compliance with certain financial covenants, including those related to net income requirements and the fixed charge coverage ratio. On  February 13, 2024, we entered into a Fourth Amendment to our credit facility with Wells Fargo that waived all prior instances of non-compliance, decreased our total borrowing capacity on the line of credit to $12.5 million, increased the interest rate on borrowings under the line of credit to 2.25% from 1.29% above the daily simple SOFR rate, modified our continuing compliance requirements, and reduced the uses we can fund with the line of credit. Under the terms of the Credit Agreement, our new borrowing eligibility requirements including maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.0 at any time; (ii) limits our losses to a decreasing amount over the next three quarters, with net income after taxes of not less than $1.00 by September 30, 2024; (iii) a rolling four-quarter fixed charge coverage ratio not less than 1.25 to 1.0 as of December 31, 2024 and each quarter thereafter. The Fourth Amendment includes a limitation on the amount of capital expenditures that can be made in a given fiscal year, with such limitation set at $6.5 million, requires us to suspend share repurchase and dividend activity, and includes an availability reserve of 10% that will be in place until we return to profitability. Any amounts outstanding under the line of credit bear interest at a fixed or fluctuating interest rate as elected by us from time to time. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date of which remains  May 23, 2025. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences between payment under a fixed rate versus payment under the variable rate for each month from the month of prepayment through the month in which the then applicable fixed rate term matures. There is an unused commitment fee of 0.25% required as part of the line of credit, and an origination fee of 1% which we paid upon execution of the Fourth Amendment.

The Term Note used as part of the purchase consideration of our powder processing and warehouse property in Carlsbad, California referenced above, was for the original principal amount of $10.0 million, and is a seven-year term note with payments fully amortized based on a twenty-five year assumed term. Installment payments under this loan commenced October 1, 2021, and continue through August 1, 2028, with a final installment consisting of all remaining amounts due to be paid in full on September 1, 2028. Amounts outstanding on this note during the term of the agreement bear interest equal to 1.8% above the SOFR rolling 30-day average. In connection with this term loan, we entered into an interest rate swap with Wells Fargo that effectively fixed our interest rate on our term loan at 2.4% for the first three years of the term of the note which expired on September 3, 2024.

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

As of September 30, 2024, we had $9.2 million outstanding under the Term Note used in August 2021 for the purchase of our Carlsbad, California powder processing and warehouse property.

On September 30, 2024, we were not in compliance with the financial covenants related to net income requirements as noted above in item (ii) associated with the Fourth Amendment to our credit facility. In the next two quarters of fiscal 2025, we anticipate we will not be in compliance with the financial covenants associated with the Fourth Amendment to our credit facility related to net income requirements as noted in item (ii) above and the fixed charge coverage ratio as noted in item (iii) above. We have advised the lender and are currently negotiating a potential revised credit facility or waiver. Wells Fargo has advised us that while they consider our request for a waiver or modification, they will not be exercising any of their options pursuant to the Credit Agreement, but they are reserving all of their rights. There can be no assurance we will be able to successfully negotiate a revised credit facility, or what the differences in amount, cost and other factors may be.

As of September 30, 2024, we had $12.5 million of borrowing capacity on our credit facility of which we had outstanding borrowings of $5.4 million.

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

	Three Months Ended
	September 30,
	2024	2023

Customer 1	$12,258	$10,119
Customer 2	4,047	12,131
Customer 3	3,702	4,102
	$20,007	$26,352

Accounts receivable from these customers totaled $10.9 million at September 30, 2024 and $12.3 million at June 30, 2024.

We buy certain products, including beta-alanine, from a limited number of raw material suppliers who meet our quality standards. The loss of any of these suppliers could have a material adverse impact on our net sales and results of operations. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2024	2023

Supplier 1	$4,238	2,780
	4,238	2,780

H. Segment Information

Our business consists of two segments for financial reporting purposes. The two segments are identified as (i) private-label contract manufacturing, which primarily relates to the provision of private-label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn® and SR CarnoSyn® trademarks and our TriBysn™ tradename

We evaluate performance of these segments based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before the allocation of certain corporate level expenses. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. Transfers of raw materials between segments are recorded at cost. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A above and in the consolidated financial statements included in our 2024 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Net Sales
Private label contract manufacturing	$30,630	$32,189
Patent and trademark licensing	2,520	1,780
Total Net Sales	$33,150	$33,969

	Three Months Ended
	September 30,
	2024	2023
(Loss) Income from Operations
Private label contract manufacturing	$(645)	$1,011
Patent and trademark licensing	997	443
Income from operations of reportable segments	352	1,454
Corporate expenses not allocated to segments	(2,188)	(1,998)
Total Loss from Operations	$(1,836)	$(544)

	September 30,	June 30,
	2024	2024
Total Assets
Private-label contract manufacturing	$125,555	$127,786
Patent and trademark licensing	35,715	34,556
	$161,270	$162,342

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023

United States	$20,634	$24,947
Markets outside of the United States	12,516	9,022
Total	$33,150	$33,969

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 81% of net sales in markets outside the U.S. for the three months ended September 30, 2024. Products manufactured by NAIE accounted for 89% of net sales in markets outside the U.S. for the three months ended September 30, 2023.

Long-lived assets by geographic region, based on the location of the company's facilities at which they were located or made, were as follows (in thousands):

	September 30, 2024	June 30, 2024
United States	$77,043	$78,146
Europe	16,936	17,602
Total Long-Lived Assets	$93,979	$95,748

Total assets by geographic region, based on the location of the company's facilities at which they were located or made, were as follows (in thousands):

	September 30, 2024	June 30, 2024
United States	$119,847	$118,878
Europe	41,423	43,464
Total Assets	$161,270	$162,342

Capital expenditures by geographic region, based on the location of the company's facilities at which they were located or made, were as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023
United States	$248	$1,376
Europe	53	(98)
Total Capital Expenditures	$301	$1,278

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

Our effective tax rate for the three months ended September 30, 2024 was 17.9%, and our effective tax rate for the three months ended September 30, 2023 was 21.4%. Our effective tax rate for the three months ended September 30, 2024 differs from the fiscal 2024 U.S. federal statutory rate of 21% primarily due to the Global Intangible Low-taxed Income (GILTI) and forecasted research and development tax credits.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended September 30, 2024, there was no change to our valuation allowance for our deferred tax assets.

J. Treasury Stock

At times we purchase our shares under a stock repurchase plan (“Repurchase Plan”) authorized by the Board of Directors. The current total authorized repurchase amount is $18.0 million and as of September 30, 2024, we had approximately $716,000 remaining available under the Repurchase Plan. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon certain market conditions, in open market or privately negotiated transactions. The Fourth Amendment to the Credit Agreement with Wells Fargo effective February 13, 2024, currently prohibits most stock repurchases (see Note F). Until that restriction is modified or removed, we do not intend to purchase our shares other than our longstanding practice of purchasing shares from our employees in exchange for paying the employees’ withholding requirements upon vesting of restricted stock held by the employee. This practice of covering withholding requirements is provided in the Fourth Amendment to the Credit Agreement with Wells Fargo.

Stock repurchases for the three months ended September 30, 2024, were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	—	$—	$—
Shares acquired from employees for restricted stock vesting	1,407	$5.72	8
Total	1,407		$8

There were no stock repurchases during the three months ended  September 30, 2023.

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

As of September 30, 2024, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through September 2025. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged sales of products are recognized.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three months ended September 30, 2024, and September 30, 2023.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three months ended September 30, 2024, and September 30, 2023, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of September 30, 2024, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $25.3 million (EUR 23.0 million). As of September 30, 2024, a net loss of approximately $0.5 million, offset by approximately $0.1 million of a deferred tax expense, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that the entire amount will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three months ended September 30, 2024, we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of September 30, 2024, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $12.2 million (CHF 10.3 million).

We are exposed to interest rate fluctuations related to our $10.0 million Term Note with Wells Fargo, which carries a variable interest rate of 1.80% above the SOFR rolling 30-day average. To manage our exposure to this variable rate, on August 23, 2021, we entered into a floored interest rate swap that fixed our all-in rate on this loan to 2.4% for the first three years of the term loan. Fluctuations in the relation of our contractual swap rate to current market rates are recorded as an asset or liability with an offset to OCI at the end of each reporting period. Interest expense is adjusted for the difference between the actual SOFR spread and the swap contractual rate such that our effective interest expense for each period is equal to our hedged rate of 2.4%. This interest rate swap contract expired on September 3, 2024.

L. Contingencies

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to product liability, employment, intellectual property, regulatory, contract or other matters. The resolution of these matters as they arise may be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we currently do not believe the resolution of these matters will result in a material adverse effect on our business, consolidated financial condition, or results of operations. However, a settlement payment or unfavorable outcome could be greater than we currently anticipate and if so, could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future, and we could have unfavorable outcomes we do not expect.

Israel-Hamas War and Hezbollah Conflict

In October 2023, armed conflict escalated between Israel and Hamas. Subsequently Israel has been in an armed conflict with Hezbollah in Lebanon. Management is monitoring the conflict in Israel, Lebanon and Gaza and any broader economic effects from the crisis. Israel accounts for a small portion of our global net sales, but we also source multiple raw materials that come from Israel. While we do not anticipate this conflict will have a significant impact on our net sales, we are currently communicating with the customers and suppliers that may be impacted by this conflict, and we are evaluating options for alternative ingredient sources and/or holding safety stock of impacted materials to limit the effect this conflict may have on our ability to obtain the ingredients sourced from this region. There are further concerns regarding consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, and other unforeseen business disruptions due to the current global geopolitical tensions, including and relating to this conflict between Israel, Hezbollah, and Hamas, and the continued conflict in Ukraine. We will continue to evaluate impacts of these conflicts on our customers, suppliers, employees, and operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the three months ended September 30, 2024. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2024 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this Report nor does it contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and this Report.

Our primary business activity is providing private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to two or three private-label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales, and royalty and licensing revenue generated from license and supply agreements with third parties, granting them the right to use our patents, trademarks and other intellectual property in connection with the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® and SR CarnoSyn® trademarks.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private-label contract manufacturing customers, and commercializing our patent estate through sales of beta-alanine under our CarnoSyn®, SR CarnoSyn® trademarks, and TriBsyn™ trade name, royalties from license agreements, and potentially additional contract manufacturing opportunities with licensees.

During the three months ended September 30, 2024, our net sales were 2% lower than in the three months ended September 30, 2023. Private-label contract manufacturing sales decreased 5% primarily due to reduced orders from one of our larger customers, partially offset by increased shipments to a majority of our other existing customers and shipments to new customers. Revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the three months ended September 30, 2024 was 37%, and revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the three months ended September 30, 2023 was 36%. We expect our annualized fiscal 2025 revenue concentration for our largest customer to be slightly lower as compared to our revenue concentration for our largest customer in fiscal 2024.

During the three months ended September 30, 2024, patent and trademark licensing revenue increased 42% to $2.5 million compared to revenue of $1.8 million for the three months ended September 30, 2023. The increase in patent and trademark licensing revenue during the three months ended September 30, 2024, was primarily due to decreased volume rebates and an increase in orders from existing customers.

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

To protect and grow our CarnoSyn® product offerings, we incurred litigation and patent compliance expenses of approximately $0.2 million during the three months ended September 30, 2024 and $0.1 million during the three months ended September 30, 2023. Our legal expense associated with our CarnoSyn® business has remained relatively low as we have no active litigation, and our current run-rate of expenses is primarily related to maintenance of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark and our new TriBsyn™ product, maintain our patent rights, the availability and the cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2025, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn®, SR CarnoSyn®, and TriBsyn™, beta-alanine products.

We experienced a loss from operations during the three months ended September 30, 2024 primarily due to reduced sales and a change in sales mix from our private-label contract manufacturing segment and increased manufacturing costs. Manufacturing costs were negatively impacted by increased labor, supplies, rent, and freight costs. Although our overall sales forecast for fiscal 2025 includes a significant increase in sales as compared to fiscal 2024, we now anticipate we will experience a net loss in the first half of fiscal 2025, net income in the second half of fiscal 2025, and an overall net loss for the fiscal 2025 year.

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

Discussion of Critical Accounting Estimates

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies is disclosed in Note A of Item 1 in Part I of this report and as disclosed in our 2024 Annual Report.

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

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2024	2023	% Change
Private label contract manufacturing	$30,630	$32,189	(5)%
Patent and trademark licensing	2,520	1,780	42%
Total net sales	33,150	33,969	(2)%
Cost of goods sold	30,891	30,832	0%
Gross profit	2,259	3,137	(28)%
Gross profit %	6.8%	9.2%

Selling, general and administrative expenses	4,095	3,681	11%
% of net sales	12.4%	10.8%

Loss from operations	(1,836)	(544)	238%
% of net sales	(5.5)%	(1.6)%

Other expense	(577)	(340)	70%
Loss before income taxes	(2,413)	(884)	173%
% of net sales	(7.3)%	(2.6)%

Income tax benefit	(431)	(189)	128%
Net loss	$(1,982)	$(695)	185%
% of net sales	(6.0)%	(2.0)%

Private-label contract manufacturing net sales decreased 5% during the three months ended September 30, 2024 when compared to the same periods in the prior year. The decrease in net sales during the three months ended September 30, 2024 was primarily due to reduced orders from one of our larger customers, partially offset by increased shipments to a majority of other existing customers and shipments to new customers.

Net sales from our patent and trademark licensing segment increased 42% during the three months ended September 30, 2024 when compared to the same period in the prior year. The increase in patent and trademark licensing revenue during the three months ended September 30, 2024 was primarily due to decreased volume rebates, and an increase in orders from existing customers.

The change in gross profit margin for the three months ended September 30, 2024, was as follows:

Three Months Ended

Contract manufacturing(1)	(4.6)%
Patent and trademark licensing(2)	2.2%
Total change in gross profit margin	(2.4)%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 4.6 percentage points during the three months ended September 30, 2024, when compared to the comparable prior year period. The decrease in gross profit as a percentage of net sales for private-label contract manufacturing during the three months ended September 30, 2024 is primarily related to an unfavorable change in product sales mix and increased manufacturing costs.  Manufacturing costs were negatively impacted by increased labor, supplies, rent, and freight costs.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 2.2 percentage points during the three months ended September 30, 2024 when compared to the comparable prior year period. The increase in margin contribution was primarily due to increased patent and trademark licensing net sales in total and as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business.

Selling, general and administrative expenses increased approximately $0.4 million, or 11%, during the three months ended September 30, 2024. The increase compared to the same period in the prior year is primarily related to an increase in compensation and benefits expenses, and legal and professional fees.

Other expense, net increased $0.2 million during the three months ended September 30, 2024 when compared to the comparable period during the prior year. The increase is primarily due to unfavorable foreign currency volatility, and increased interest expense due to usage of our credit facility, partially offset by an increase in interest income.

Our income tax benefit increased during the three-month period ended September 30, 2024 to approximately $0.4 million when compared to our tax benefit of $0.2 million during the three-month period ended September 30, 2023. The increase in our tax benefit during the comparable periods is primarily due to an increase in our loss before income taxes, partially offset by a decrease in the effective tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash used in operating activities was $3.4 million for the three months ended September 30, 2024, compared to net cash provided by operating activities of $4.5 million in the comparable period during the prior fiscal year.

At September 30, 2024, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, used $0.7 million in cash compared to using $2.7 million of cash during the comparable three-month period in the prior year. The decrease in cash used in accounts receivable during the three months ended September 30, 2024, primarily resulted from the timing of sales and related collections. Days sales outstanding was 48 days during the three months ended September 30, 2024, as compared to 23 days for the prior year period.

Changes in inventory used $1.7 million in cash during the three months ended September 30, 2024, compared to providing $6.4 million in the comparable prior year period. The change in cash related to inventory during the three months ended September 30, 2024, was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to same period in the prior year. Changes in accounts payable and accrued liabilities used $2.3 million in cash during the three months ended September 30, 2024, compared to providing $0.2 million during the three months ended September 30, 2023. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the three months ended September 30, 2024, was $0.3 million compared to $1.3 million in the comparable prior year period. The decrease during the three-months ended September 30, 2024 was related to reduced capital expenditures during the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024.

Cash provided by financing activities for the three months ended September 30, 2024, was $1.9 million compared to using $0.1 million in the comparable prior year period. The change in financing activities is primarily due to increased usage of our credit facility during the three-month period ended September 30, 2024 compared to the three-month period ended September 30, 2023.

As of September 30, 2024, we had $12.5 million of borrowing capacity on our credit facility of which we had outstanding borrowings of $5.4 million. We also owed $9.2 million on a term loan secured by our Carlsbad, California powder processing and storage facility.  As of June 30, 2024, we had outstanding borrowings of $3.4 million on our line of credit, and we also owed $9.2 million on our term loan.

On September 30, 2024, we had $10.2 million in cash and cash equivalents of which, $9.9 million was held by NAIE. Overall, we believe our available cash, cash equivalents, potential cash flows from operations, and our line of credit will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months. On September 30, 2024, we were not in compliance with the financial covenants related to net income requirements associated with the fourth amendment to our credit facility. In the next two quarters of fiscal 2025, we anticipate we will not be in compliance with the financial covenants associated with the fourth amendment to our credit facility related to net income requirements and the fixed charge coverage ratio. We have advised the lender and are currently negotiating a potential revised credit facility or waiver. Wells Fargo has advised us that while they consider our request for a waiver or modification, they will not be exercising any of their options pursuant to the Credit Agreement, but they are reserving all of their rights. There can be no assurance we will be able to successfully negotiate a revised credit facility, or what the differences in amount, cost and other factors may be. Please see Note F, Item 1 of Part I of this report for terms of our current modified line of credit.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses that would be material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the notes to our consolidated financial statements included under Item 1, Note A of Part I of this Report. Other than those pronouncements, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose as of September 30, 2024.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 13, 2024, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are often involved in up to several matters in the ordinary course of our business.

There is no assurance NAI will prevail in litigation matters or in similar proceedings NAI or others may initiate, or that litigation expenses will not be greater than anticipated.

ITEM 1A.	RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2024 Annual Report, as well as the other information in our 2024 Annual Report, this Report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline, and you could lose all or a portion of the value of your investment in our common stock.

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

We did not sell any unregistered equity securities during the three-month periods ended September 30, 2024 and September 30, 2023.

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

Date: November 13, 2024

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)