Form 10-Q
period 2024-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2025-02-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 14, 2025, 6,198,778 shares of NAI's common stock were outstanding, net of 3,282,128 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “approximate,” “predict,” “forecast,” “project,” “future,” or “likely,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism or pessimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to develop market acceptance for and increase sales of new products, develop relationships with new customers and maintain or improve existing customer relationships;
•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	the sufficiency of our available cash and cash equivalents, including continued access to borrowings under our credit facilities, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	the future adequacy and intended use of our facilities;
•	future customer orders and the timing thereof;
•	our ability to price our products to achieve profit margin targets, especially in the current volatile raw material environment and potential for new tariffs;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	our ability to improve operating efficiencies, manage costs and business risks, and improve or maintain profitability;
•	sources, availability and quality of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•	inventory levels, including the adequacy of quality raw material and other inventory levels to meet future customer demand;
•	our ability to protect our intellectual property;
•	future economic and political conditions;
•

currency exchange rates and their effect on our results of operations (including amounts that we may reclassify as earnings), the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	the outcome of litigation, regulatory and tax matters we are or may become involved in, the costs associated with such matters and the effect of such matters on our business and results of operations;
•	potential manufacturing and distribution channels, product returns, and potential product recalls;
•	the impact of external factors on our business and results of operations, especially, for example, variations in quarterly net sales from seasonal and other external factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMPs);
•	the adequacy of our financial reserves and allowances;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this Report underlying or relating to any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$8,663	$11,981
Accounts receivable – less allowance for credit losses of $129 at December 31, 2024 and $0 at June 30, 2024	16,898	16,891
Inventories, net	23,036	24,249
Income tax receivable	921	—
Forward contracts	1,043	492
Prepaids and other current assets	7,986	7,997
Total current assets	58,547	61,610
Property and equipment, net	50,939	52,211
Operating lease right-of-use assets	42,303	43,537
Deferred tax asset – noncurrent	3,125	3,170
Other noncurrent assets, net	1,214	1,814
Total assets	$156,128	$162,342
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,597	$12,740
Accrued liabilities	2,250	2,847
Accrued compensation and employee benefits	2,128	2,090
Customer deposits	1,165	302
Short-term liability – operating leases	1,932	1,194
Forward contracts	275	91
Income taxes payable	—	505
Mortgage note payable, current portion	301	296
Line of credit – current	5,000	3,400
Total current liabilities	21,648	23,465
Long-term liability – operating leases	45,659	46,468
Long-term pension liability	159	141
Mortgage note payable, net of current portion	8,781	8,933
Income taxes payable, noncurrent	740	740
Total liabilities	76,987	79,747
Commitments and contingencies (Notes E, F, and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at December 31, 2024 and June 30, 2024, issued and outstanding (net of treasury shares) 6,198,778 at December 31, 2024 and 6,200,185 at June 30, 2024	93	93
Additional paid-in capital	33,187	32,634
Retained earnings	68,793	72,966
Treasury stock, at cost, 3,282,128 shares at December 31, 2024 and 3,280,721 at June 30, 2024	(23,084)	(23,076)
Accumulated other comprehensive gain (loss)	152	(22)
Total stockholders’ equity	79,141	82,595
Total liabilities and stockholders’ equity	$156,128	$162,342

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales	$34,078	$25,202	$67,228	$59,171
Cost of goods sold	32,409	24,815	63,300	55,647
Gross profit	1,669	387	3,928	3,524
Selling, general and administrative	4,449	3,900	8,544	7,581

Loss from operations	(2,780)	(3,513)	(4,616)	(4,057)

Other income (expense):
Interest income	41	13	74	22
Interest expense	(278)	(70)	(456)	(163)
Foreign exchange gain (loss)	154	(240)	(277)	(517)
Other, net	(3)	(21)	(4)	—
Total other expense	(86)	(318)	(663)	(658)

Loss before income taxes	(2,866)	(3,831)	(5,279)	(4,715)
Income tax benefit	(675)	(761)	(1,106)	(950)
Net loss	$(2,191)	$(3,070)	$(4,173)	$(3,765)

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	864	(590)	182	(149)

Comprehensive loss	$(1,327)	$(3,660)	$(3,991)	$(3,914)

Net loss per common share:
Basic	$(0.37)	$(0.52)	$(0.70)	$(0.64)
Diluted	$(0.37)	$(0.52)	$(0.70)	$(0.64)

Weighted average common shares outstanding
Basic	5,920,671	5,850,131	5,920,066	5,850,131
Diluted	5,920,671	5,850,131	5,920,066	5,850,131

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three-Month Periods Ended December 31, 2024 and 2023

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance, September 30, 2024	9,480,906	$93	$32,910	$70,984	3,282,128	$(23,084)	$(718)	$80,185
Compensation expense related to stock compensation plans	—	—	277	—	—	—	—	277
Change in minimum pension liability, net of tax	—	—	—	—	—	—	6	6
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	864	864
Net loss	—	—	—	(2,191)	—	—	—	(2,191)
Balance, December 31, 2024	9,480,906	$93	$33,187	$68,793	3,282,128	$(23,084)	$152	$79,141

Balance, September 30, 2023	9,329,406	$91	$31,738	$79,488	3,240,593	$(22,855)	$353	$88,815
Compensation expense related to stock compensation plans	—	—	305	—	—	—	—	305
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(5)	(5)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(590)	(590)
Net loss	—	—	—	(3,070)	—	—	—	(3,070)
Balance, December 31, 2023	9,329,406	$91	$32,043	$76,418	3,240,593	$(22,855)	$(242)	$85,455

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Six-Month Periods Ended December 31, 2024 and 2023

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance, June 30, 2024	9,480,906	$93	$32,634	$72,966	3,280,721	$(23,076)	$(22)	$82,595
Compensation expense related to stock compensation plans	—	—	553	—	—	—	—	553
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(8)	(8)
Repurchase of common stock	—	—	—	—	1,407	(8)	—	(8)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	182	182
Net loss	—	—	—	(4,173)	—	—	—	(4,173)
Balance, December 31, 2024	9,480,906	$93	$33,187	$68,793	3,282,128	$(23,084)	$152	$79,141

Balance, June 30, 2023	9,314,406	$91	$31,436	$80,183	3,240,593	$(22,855)	$(83)	$88,772
Compensation expense related to stock compensation plans	—	—	607	—	—	—	—	607
Issuance of common stock for restricted stock grants	15,000	—	—	—	—	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(10)	(10)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(149)	(149)
Net loss	—	—	—	(3,765)	—	—	—	(3,765)
Balance, December 31, 2023	9,329,406	$91	$32,043	$76,418	3,240,593	$(22,855)	$(242)	$85,455

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(4,173)	$(3,765)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,261	2,341
Provision for credit losses	129	—
Non-cash compensation	553	607
Non-cash lease expense	3,438	3,611
Pension expense, net of contributions	18	7
Loss on disposal of assets	35	—
Changes in operating assets and liabilities:
Accounts receivable	(136)	(3,435)
Inventories, net	1,213	10,098
Prepaids and other assets	534	(925)
Accounts payable and accrued liabilities	(3,546)	(309)
Forward contracts	(71)	119
Accrued compensation and employee benefits	38	(585)
Operating lease liabilities	(2,273)	(1,723)
Income taxes	(1,426)	(1,197)
Net cash (used in) provided by operating activities	(3,406)	4,844

Cash flows from investing activities
Purchases of property and equipment	(1,357)	(1,707)
Net cash used in investing activities	(1,357)	(1,707)

Cash flows from financing activities
Borrowings on line of credit	1,600	—
Payments on long-term debt	(147)	(146)
Repurchase of common stock	(8)	—
Net cash provided by (used in) financing activities	1,445	(146)

Net (decrease) increase in cash and cash equivalents	(3,318)	2,991
Cash and cash equivalents at beginning of period	11,981	13,604
Cash and cash equivalents at end of period	$8,663	$16,595

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$410	$114
Income taxes	$354	$274

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

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

We did not adopt any accounting pronouncements during the three months ended December 31, 2024.

Recently Issued Accounting and Regulatory Pronouncements

Other recently issued accounting pronouncements are not discussed in this Report as such pronouncements did not have, and are not believed by management to have, a material impact on present or future financial statements.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Numerator
Net loss	$(2,191)	$(3,070)	$(4,173)	$(3,765)

Denominator
Basic weighted average common shares outstanding	5,921	5,850	5,920	5,850
Dilutive effect of restricted stock	—	—	—	—
Diluted weighted average common shares outstanding	5,921	5,850	5,920	5,850

Basic net loss per common share	$(0.37)	$(0.52)	$(0.70)	$(0.64)

Diluted net loss per common share	$(0.37)	$(0.52)	$(0.70)	$(0.64)

We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive. During the three months ended December 31, 2024, we excluded 278,107 shares of unvested restricted stock. During the six months ended December 31, 2024, we excluded 278,949 shares of unvested restricted stock. During the three months ended December 31, 2023, we excluded 238,682 shares of unvested restricted stock. During the six months ended December 31, 2023, we excluded 236,155 shares of unvested restricted stock.

Revenue Recognition

We record revenue based on a five-step model which includes: (1) identifying a contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price among the performance obligations; and (5) recognizing revenue as each of the various performance obligations are satisfied.

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling one or more performance obligations. We identify purchase orders from customers as contracts. The amount of consideration expected to be received, and revenue recognized includes estimates of variable consideration, including estimates for early payment discounts and volume rebates. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period and the impact of any adjustments is recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider both the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, which is typically 30 days from the invoice date. Invoices are generally issued on the date of transfer of control of the products ordered to the customer.

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

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2024	Additions	Revenue Recognized	Customer Refunds	December 31, 2024
Contract Liabilities (Customer Deposits)	$302	$2,761	$(1,898)	$—	$1,165

	June 30, 2023	Additions	Revenue Recognized	Customer Refunds	December 31, 2023
Contract Liabilities (Customer Deposits)	$317	$975	$(597)	$—	$695

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of December 31, 2024, we have an estimated returns liability of approximately $0.4 million.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trademarks, and our TriBysn™ tradename. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $1.8 million during the three months ended December 31, 2024, and $4.3 million during the six months ended  December 31, 2024. We similarly recorded $2.2 million during the three months ended December 31, 2023, and $3.9 million during the six months ended  December 31, 2023. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired their patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of approximately $62,000 during the three months ended December 31, 2024, and $154,000 during the six months ended  December 31, 2024. We recorded approximately $93,000 of royalty expense during the three months ended December 31, 2023, and $182,000 during the six months ended  December 31, 2023.

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

We did not have any stock option activity or stock options outstanding during the three and six months ended December 31, 2024, or December 31, 2023.

We did not grant any restricted stock shares during the three and six months ended December 31, 2024. We did not grant any restricted stock shares during the three months ended December 31, 2023. We granted a total of 15,000 restricted stock shares to certain new members of our management team during the six months ended  December 31, 2023. During the three and six months ended December 31, 2024 and December 31, 2023, no restricted stock shares were forfeited. Our net losses included stock-based compensation expense with the vesting of prior restricted stock grants of approximately $0.3 million for the three months ended December 31, 2024 and December 31, 2023 and $0.6 million for the six months ended December 31, 2024 and December 31, 2023.

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

No deferred cash awards were granted or forfeited during the three months ended  December 31, 2024, and  December 31, 2023.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of December 31, 2024, and June 30, 2024, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange and interest rate swap contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third-party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Interest Swap–Other Current Assets	$—	$111
Euro Forward Contract– Current Assets	1,043	492
Total Derivative Contracts – Current Assets	1,043	603

Euro Forward Contract– Other noncurrent Assets	—	78
Total Derivative Contracts – Other noncurrent Assets	—	78

Swiss Franc Forward Contract – Current Liabilities	(275)	(91)
Total Derivative Contracts – Current Liabilities	(275)	(91)

Fair Value Net Asset – all Derivative Contracts	$768	$590

We also classify any outstanding line of credit and term loan balance as a Level 2 liability as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of December 31, 2024, we had $5.0 million outstanding on our line of credit and $9.1 million outstanding on our term loan.  As of June 30, 2024, we had $3.4 million outstanding on our line of credit and $9.2 million outstanding on our term loan.  As of December 31, 2024 and June 30, 2024, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2025 or fiscal 2024.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	June 30,
	2024	2024
Raw materials	$15,781	$18,489
Work in progress	4,529	3,362
Finished goods	3,383	3,038
Reserve	(657)	(640)
	$23,036	$24,249

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life	December 31,	June 30,
	In Years	2024	2024
Land	NA	$8,941	$8,940
Building and building improvements	7 – 39	24,960	24,723
Machinery and equipment	3 – 12	43,833	43,631
Office equipment and furniture	3 – 5	7,058	6,765
Vehicles	3	237	237
Leasehold improvements	1 – 20	23,394	23,223
Total property and equipment		108,423	107,519
Less: accumulated depreciation and amortization		(57,484)	(55,308)
Property and equipment, net		$50,939	$52,211

Depreciation and amortization expense was approximately $1.2 million during the three months ended  December 31, 2024 and $2.3 million during the six months ended  December 31, 2024. Depreciation and amortization expense was approximately $1.2 million during the three months ended  December 31, 2023 and $2.3 million during the six months ended  December 31, 2023.

D. Other Comprehensive Loss

Other comprehensive loss (“OCL” and “OCI”) consisted of the following during the three and six months ended December 31, 2024, and December 31, 2023 (in thousands):

	Three Months Ended
	December 31, 2024
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(292)	$(426)	$—	$(718)
OCI/OCL before reclassifications	—	1,183	—	1,183
Amounts reclassified from OCI to Sales	—	(105)	—	(105)
Tax effect of OCI activity	6	(214)	—	(208)
Net current period OCI/OCL	6	864	—	870
Ending Balance	$(286)	$438	$—	$152

	Six Months Ended
	December 31, 2024
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(278)	$172	$84	$(22)
OCI/OCL before reclassifications	—	376	(111)	265
Amounts reclassified from OCI to Sales	—	(47)	—	(47)
Tax effect of OCI activity	(8)	(63)	27	(44)
Net current period OCI/OCL	(8)	266	(84)	174
Ending Balance	$(286)	$438	$—	$152

	Three Months Ended
	December 31, 2023
	Defined	Unrealized (Losses)	Unrealized Gains
	Benefit	Gains on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(385)	$392	$346	$353
OCI/OCL before reclassifications	—	(503)	(125)	(628)
Amounts reclassified from OCI to Sales	—	(127)	—	(127)
Tax effect of OCI activity	(5)	134	31	160
Net current period OCI/OCL	(5)	(496)	(94)	(595)
Ending Balance	$(390)	$(104)	$252	$(242)

	Six Months Ended
	December 31, 2023
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(380)	$(110)	$407	$(83)
OCI/OCL before reclassifications	—	167	(215)	(48)
Amounts reclassified from OCI to Sales	—	(77)	—	(77)
Tax effect of OCI activity	(10)	(84)	60	(34)
Net current period OCI/OCL	(10)	6	(155)	(159)
Ending Balance	$(390)	$(104)	$252	$(242)

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

Our leases are classified as operating leases. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of December 31, 2024, the weighted average remaining lease term for our operating leases was 9.0 years and the weighted average discount rate for our operating leases was 5.93%. As of June 30, 2024, the weighted average remaining lease term for our operating leases was 9.5 years and the weighted average discount rate was 5.92%.

Other information related to leases as of December 31, 2024, and December 31, 2023, was as follows (in thousands):

Supplemental Cash Flow Information	Six Months Ended	Six Months Ended
	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,841	$874
Increase in operating lease liabilities and right-of-use assets due to lease remeasurement	—	$25,916

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have credit approval with Wells Fargo Bank, which allows us to hedge foreign currency exposures in the future. Wells Fargo Bank modified the terms of our foreign exchange facility reducing our ability to hedge future foreign currency exposures from 30 months to 12 months. We also have credit approval with Bank of America which allows us to hedge foreign currency exposures up to 24 months in the future.

As of December 31, 2024, we had $9.1 million outstanding under the Term Note used in August 2021 for the purchase of our Carlsbad, California powder processing and warehouse property.

On December 31, 2024, we were not in compliance with the financial covenants related to net income requirements of the Fourth Amendment to our credit facility and a rolling four-quarter fixed charge ratio. In the next two quarters of fiscal 2025, we anticipate we will not be in compliance with the financial covenants associated with the Fourth Amendment to our credit facility related to net income requirements and the fixed charge coverage ratio. We have advised the lender and are currently negotiating a potential revised credit facility or waiver. Wells Fargo has advised us that while they consider our request for a waiver or modification, they will not exercise any of their options pursuant to the Credit Agreement, but they are reserving all of their rights. There can be no assurance we will be able to successfully negotiate a revised credit facility, or what the differences in amount, cost and other factors may be.

As of December 31, 2024, we had $10.8 million of borrowing capacity available on our credit facility of which we had outstanding borrowings of $5.0 million.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Customer 1	$10,350	$13,846	$22,608	$23,965
Customer 2	6,109	(a)	10,155	12,131
Customer 3	5,527	(a)	9,228	(a)
	$21,986	$13,846	$41,991	$36,096

(a) Sales were less than 10% of the respective period's consolidated net sales.

Accounts receivable from these customers totaled $12.6 million at December 31, 2024 and $12.3 million at June 30, 2024.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Supplier 1	$3,690	$2,778	$7,928	$5,869
	$3,690	$2,778	$7,928	$5,869

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

Our operating results by business segment were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net Sales
Private label contract manufacturing	$32,315	$23,050	$62,945	$55,239
Patent and trademark licensing	1,763	2,152	4,283	3,932
Total Net Sales	$34,078	$25,202	$67,228	$59,171

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
(Loss) Income from Operations
Private label contract manufacturing	$(1,157)	$(2,368)	$(1,802)	$(1,360)
Patent and trademark licensing	714	947	$1,712	1,391
Income from operations of reportable segments	(443)	(1,421)	(90)	31
Corporate expenses not allocated to segments	(2,337)	(2,092)	$(4,526)	(4,088)
Total Loss from Operations	$(2,780)	$(3,513)	$(4,616)	$(4,057)

	December 31,	June 30,
	2024	2024
Total Assets
Private-label contract manufacturing	$119,779	$127,786
Patent and trademark licensing	36,349	34,556
	$156,128	$162,342

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

United States	$20,751	$16,585	$41,385	$41,533
Markets outside of the United States	13,327	8,617	25,843	17,638
Total	$34,078	$25,202	$67,228	$59,171

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 82% of net sales in markets outside the U.S. for the three months ended December 31, 2024, and 81% for the six months ended December 31, 2024. Products manufactured by NAIE accounted for 70% of net sales in markets outside the U.S. for the three months ended December 31, 2023, and 80% for the six months ended December 31, 2023

Long-lived assets by geographic region, based on the location of the company's facilities at which they were located or made, were as follows (in thousands):

	December 31, 2024	June 30, 2024
United States	$76,684	$78,146
Europe	16,558	17,602
Total Long-Lived Assets	$93,242	$95,748

Total assets by geographic region, based on the location of the company's facilities at which they were located or made, were as follows (in thousands):

	December 31, 2024	June 30, 2024
United States	$115,777	$118,878
Europe	40,351	43,464
Total Assets	$156,128	$162,342

Capital expenditures by geographic region, based on the location of the company's facilities at which they were located or made, were as follows (in thousands):

	Six Months Ended
	December 31,
	2024	2023
United States	$1,238	$1,617
Europe	119	90
Total Capital Expenditures	$1,357	$1,707

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

Our effective tax rate for the three months ended December 31, 2024 was 23.6%, and our effective tax rate for the three months ended  December 31, 2023 was 19.9%. Our effective tax rate for the six months ended December 31, 2024 was 21.0% and our effective tax rate for the six months ended  December 31, 2023 was 20.1%. Our effective tax rates for the three months ended  December 31, 2024 differ from the fiscal 2024 U.S. federal statutory rate of 21% primarily due to forecasted research and development tax credits. Our effective tax rates for the three months ended  December 31, 2023, and the six months ended  December 31, 2023, differ from the fiscal 2024 U.S. federal statutory rate of 21% primarily due to the Global Intangible Low-taxed Income (GILTI) and forecasted research and development tax credits.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three and six months ended December 31, 2024, there was no change to our valuation allowance for our deferred tax assets.

J. Treasury Stock

At times we purchase our shares under a stock repurchase plan (“Repurchase Plan”) authorized by the Board of Directors. The current total authorized repurchase amount is $18.0 million and as of December 31, 2024, we had approximately $716,000 remaining available under the Repurchase Plan. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon certain market conditions, in open market or privately negotiated transactions. The Fourth Amendment to the Credit Agreement with Wells Fargo effective February 13, 2024, currently prohibits most stock repurchases (see Note F). Until that restriction is modified or removed, we do not intend to purchase our shares other than our longstanding practice of purchasing shares from our employees in exchange for paying the employees’ withholding requirements upon vesting of restricted stock held by the employee. This practice of covering withholding requirements is allowed in the Fourth Amendment to the Credit Agreement with Wells Fargo.

There were no stock repurchases for the three months ended December 31, 2024.

Stock repurchases for the six months ended  December 31, 2024 were as follows:

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

As of December 31, 2024, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through September 2025. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged sales of products are recognized.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three and six months ended December 31, 2024, and December 31, 2023.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three and six months ended December 31, 2024, and December 31, 2023, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of December 31, 2024, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $20.2 million (EUR 18.4 million). As of December 31, 2024, a net gain of approximately $0.6 million, offset by approximately 0.1 million of a deferred tax expense, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that the entire amount will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three and six months ended December 31, 2024, we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of December 31, 2024, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $11.4 million (CHF 10.0 million).

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

Employee Retention Tax Credit

In fiscal 2023, we recorded a $3.5 million Employee Retention Tax Credit ("ERTC") net refund associated with the Coronavirus Aid, Relief, and Economic Security Act signed into law in March 2020 and extended with the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021. These acts provided numerous tax provisions and other stimulus measures, including the ERTC. Under these expanded measures, we determined during fiscal 2023 that we qualified for the ERTC for the first three quarters of calendar 2021 and filed the required amended payroll tax returns to claim this refund. On December 9, 2024, the Internal Revenue Service ("IRS") sent us a 105c letter informing us that they do not believe we qualify for the tax credit for the third quarter of calendar 2021. Our amended returns for the first two quarters of calendar 2021 are still under review by the IRS. We disagree with the position the IRS noted in their denial letter, and we have responded to their letter to contest their claim. Although we received this initial denial from the IRS, we believe we are entitled to the refund for these claims and therefore we have not made any allowances against the accrual for the related refund that was recorded in fiscal 2023.

Geopolitical Uncertainty

Management is monitoring the war in Ukraine, and the armed conflicts in Gaza, Lebanon and Syria, and any broader economic effects from these events as they develop. These geographical areas account for a small portion of our global net sales, but we do source multiple raw materials from Israel. We do not anticipate these conflicts will have a significant impact on our net sales. We are continually evaluating options for alternative ingredient sources and/or holding safety stock of impacted materials to limit any impact. There are further concerns regarding consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, and other unforeseen business disruptions due to the current global geopolitical tensions. We will continue to evaluate impacts of these developments on our customers, suppliers, employees, and operations.

Government Trade Tariffs

The President of the United States has recently ordered U.S. government agencies to enforce new and increased tariffs on a wide range of goods and materials imported from Canada, China and Mexico. Although the tariffs on Mexico and Canada have been presently deferred, details of future tariff restrictions continuously evolve. Current and future implementation of tariffs may include products and applications, including ingredients we or our customers require for their products. In addition, these goods may include beta-alanine. The commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. In response, China and other governments announced plans to impose tariffs on certain American products if additional U.S. tariffs are imposed. The resulting tariffs could have a significant adverse effect on our customer’s businesses, the availability of beta-alanine, and the cost of our products. While we do not know how additional potential U.S. tariffs will be imposed, or how any tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products or ingredients we use in the products we manufacture could adversely impact our customers as a result of increased product costs, and such tariffs could have an adverse impact on the availability of beta-alanine, the licensing of our patents and trademarks and our distribution of this raw material. If so, this could adversely impact our ability to license our patents and trademarks, our ability to sell beta-alanine, and our customers’ ability to compete in the marketplace while reducing demand for our products and products we manufacture for them. Any of these events could have a material adverse effect on our business and results of operations. We will continue to evaluate the impact of imposed trade tariffs on our customers, suppliers and operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2024. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2024 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this Report nor does it contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and this Report.

Our primary business activity is providing private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to two or three private-label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales, and royalty and licensing revenue generated from license and supply agreements with third parties, granting them the right to use our patents, trademarks and other intellectual property in connection with the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn®, SR CarnoSyn® trademarks, and TriBsyn™ trade name.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private-label contract manufacturing customers, and commercializing our patent estate through sales of beta-alanine under our CarnoSyn® and SR CarnoSyn® trademarks, and our TriBsyn™ trade name, royalties from license agreements, and potentially additional contract manufacturing opportunities with licensees.

During the six months ended December 31, 2024, our net sales were 14% higher than in the six months ended December 31, 2023. Private-label contract manufacturing sales increased 14% primarily due to increased orders from one of our larger customers and shipments to new customers, which was partially offset by decreased shipments to other existing customers. Revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the six months ended December 31, 2024 was 34%, and revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the six months ended December 31, 2023 was 41%. We expect our annualized fiscal 2025 revenue concentration for our largest customer to be lower as compared to our revenue concentration for our largest customer in fiscal 2024.

During the six months ended December 31, 2024, patent and trademark licensing revenue increased 9% to $4.3 million compared to revenue of $3.9 million for the six months ended December 31, 2023. The increase in patent and trademark licensing revenue during the six months ended December 31, 2024, was primarily due to decreased volume rebates partially offset by lower material sales.

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

To protect and grow our CarnoSyn® product offerings, we incurred litigation and patent compliance expenses of approximately $0.3 million during the six months ended December 31, 2024 and $0.1 million during the six months ended December 31, 2023. Our legal expense associated with our CarnoSyn® business has remained relatively low as we have no active related litigation, and our current run-rate of expenses is primarily related to maintenance of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark and our new TriBsyn™ product, maintain our patent rights, the availability and the cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2025, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn®, SR CarnoSyn®, and TriBsyn™, beta-alanine products.

While we grew our net sales during the three and six months ended December 31, 2024, we experienced a loss from operations during the same periods primarily due to a change in sales mix from our private-label contract manufacturing segment, increased legal costs associated with expanding beta-alanine patent estate, and increased manufacturing and selling, general and administrative costs, primarily related to salaries and wages. Manufacturing costs were negatively impacted by increased labor, foreign currency exchange rates, supplies, rent, and freight costs. Although our overall sales forecast for fiscal 2025 includes an increase in sales as compared to fiscal 2024, we anticipate we will experience a net loss in the second half of fiscal 2025 and an overall net loss for the fiscal 2025 year.

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

Results of Operations

The results of our operations for the three and six months ended December 31 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2024	2023	% Change	2024	2023	% Change
Private label contract manufacturing	$32,315	$23,050	40%	$62,945	$55,239	14%
Patent and trademark licensing	1,763	2,152	(18)%	4,283	3,932	9%
Total net sales	34,078	25,202	35%	67,228	59,171	14%
Cost of goods sold	32,409	24,815	31%	63,300	55,647	14%
Gross profit	1,669	387	331%	3,928	3,524	11%
Gross profit %	4.9%	1.5%		5.8%	6.0%

Selling, general and administrative expenses	4,449	3,900	14%	8,544	7,581	13%
% of net sales	13.1%	15.5%		12.7%	12.8%

Loss from operations	(2,780)	(3,513)	(21)%	(4,616)	(4,057)	14%
% of net sales	(8.2)%	(13.9)%		(6.9)%	(6.9)%

Other expense	(86)	(318)	(73)%	(663)	(658)	1%
Loss before income taxes	(2,866)	(3,831)	(25)%	(5,279)	(4,715)	12%
% of net sales	(8.4)%	(15.2)%		(7.9)%	(8.0)%

Income tax benefit	(675)	(761)	(11)%	(1,106)	(950)	16%
Net loss	$(2,191)	$(3,070)	(29)%	$(4,173)	$(3,765)	11%
% of net sales	(6.4)%	(12.2)%		(6.2)%	(6.4)%

Private-label contract manufacturing net sales increased 40% during the three months ended December 31, 2024, and increased 14% during the six months ended December 31, 2024, when compared to the same periods in the prior year. The increase in net sales during the three months ended December 31, 2024 was primarily due to increased orders from two of our larger customers and shipments to new customers, partially offset by decreased shipments to other existing customers. The increase in net sales during the six months ended December 31, 2024 was primarily due to increased orders from one of our larger customers and shipments to new customers, which was partially offset by decreased shipments to other existing customers.

Net sales from our patent and trademark licensing segment decreased 18% during the three months ended December 31, 2024, and increased 9% during the six months ended December 31, 2024, when compared to the same period in the prior year. The decrease in patent and trademark licensing revenue during the three months ended December 31, 2024 was primarily due to decreased orders from existing customers. The increase in patent and trademark licensing revenue during the six months ended December 31, 2024 was primarily due to decreased volume rebates, partially offset by a decrease in orders from existing customers.

The change in gross profit margin for the three and six months ended December 31, 2024, was as follows:

	Three Months Ended	Six Months Ended

Contract manufacturing(1)	5.5%	(0.4)%
Patent and trademark licensing(2)	(2.1)%	0.2%
Total change in gross profit margin	3.4%	(0.2)%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 5.5 percentage points during the three months ended December 31, 2024, when compared to the comparable prior year period. The increase in gross profit as a percentage of net sales for private-label contract manufacturing during the three months ended December 31, 2024 is primarily related to an increase in sales volume which decreased our capacity underutilization, along with a favorable change in product sales mix, partially offset by increased labor and operating expenses and unfavorable foreign currency exchange rate fluctuations. For the six months ended December 31, 2024, contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 0.4 percentage points as compared to the comparable prior year period primarily due to an unfavorable change in product sales mix and increased manufacturing costs. Manufacturing costs were negatively impacted by increased labor, supplies, rent and freight costs.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 2.1 percentage points during the three months ended December 31, 2024 when compared to the comparable prior year period. The decrease in margin contribution was primarily due to decreased patent and trademark licensing net sales in total and as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business. For the six months ended December 31, 2024, patent and trademark licensing margin contribution slightly increased when compared to the comparable period in the prior fiscal year primarily due to a decrease in volume rebates.

Selling, general and administrative expenses increased approximately $0.5 million, or 14%, during the three months ended December 31, 2024 and $1.0 million or 13% during the six months ended December 31, 2024. Both increases compared to the same period in the prior year is primarily related to an increase in compensation and benefits expenses, legal expenses associated with new patent and tradename registrations, and a valuation reserve recorded on an amount due from a customer.

Other expense, net decreased $0.2 million during the three months ended December 31, 2024 when compared to the comparable period during the prior year. The decrease is primarily due to favorable foreign currency volatility partially offset by increased interest expense due to usage of our credit facility. Other expense, net during the six months ended December 31, 2024 was consistent with the six months ended December 31, 2023 at 0.7 million.

Our income tax benefit during the three-month period ended December 31, 2024 decreased to approximately $0.7 million when compared to our tax benefit of approximately $0.8 million during the three months ended December 31, 2023. The decrease in our tax benefit is primarily due to a decrease in our loss before income taxes. Our income tax benefit during the six-month period ended December 31, 2024 increased to $1.1 million compared to a tax benefit of $1.0 million in the comparable period during the prior fiscal year. The increase in our tax benefit during the comparable six-month period is primarily due to an increase in our loss before income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash used in operating activities was $3.4 million for the six months ended December 31, 2024, compared to net cash provided by operating activities of $4.8 million in the comparable period during the prior fiscal year.

At December 31, 2024, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, used $0.1 million in cash compared to using $3.4 million of cash during the comparable six-month period in the prior year. The decrease in cash used in accounts receivable during the six months ended December 31, 2024, primarily resulted from the timing of sales and related collections. Days sales outstanding was 46 days during the six months ended December 31, 2024, as compared to 27 days for the prior year period.

Changes in inventory provided $1.2 million in cash during the six months ended December 31, 2024, compared to providing $10.1 million in the comparable prior year period. The change in cash related to inventory during the six months ended December 31, 2024, was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to same period in the prior year. Changes in accounts payable and accrued liabilities used $3.5 million in cash during the six months ended December 31, 2024, compared to using $0.3 million during the six months ended December 31, 2023. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the six months ended December 31, 2024, was $1.4 million compared to $1.7 million in the comparable prior year period. The decrease during the six-months ended December 31, 2024 was related to reduced capital expenditures during the six months ended December 31, 2024 as compared to the six months ended December 31, 2023.

Cash provided by financing activities for the six months ended December 31, 2024, was $1.4 million compared to using $0.1 million in the comparable prior year period. The change in financing activities is primarily due to increased usage of our credit facility during the six-month period ended December 31, 2024 compared to the six-month period ended December 31, 2023.

As of December 31, 2024, we had $10.8 million of borrowing capacity available on our credit facility of which we had outstanding borrowings of $5.0 million. We also owed $9.1 million on a term loan secured by our Carlsbad, California powder processing and storage facility.  As of June 30, 2024, we had outstanding borrowings of $3.4 million on our line of credit, and we also owed $9.2 million on our term loan.

On December 31, 2024, we had $8.7 million in cash and cash equivalents of which, $8.2 million was held by NAIE. Overall, we believe our available cash, cash equivalents, potential cash flows from operations, and our line of credit will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months. On December 31, 2024, we were not in compliance with the financial covenants related to net income requirements associated with the Fourth Amendment to our credit facility and a rolling four-quarter fixed charge ratio. In the next two quarters of fiscal 2025, we anticipate we will not be in compliance with the financial covenants associated with the Fourth Amendment to our credit facility related to net income requirements and the fixed charge coverage ratio. We have advised the lender and are currently negotiating a potential revised credit facility or waiver. Wells Fargo has advised us that while they consider our request for a waiver or modification, they will not exercise any of their options pursuant to the Credit Agreement, but they are reserving all of their rights. There can be no assurance we will be able to successfully negotiate a revised credit facility, or what the differences in amount, cost and other factors may be. Please see Note F, Item 1 of Part I of this report for terms of our current modified line of credit.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses that would be material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose as of December 31, 2024.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, product liability, employment, tax, regulation, contract, or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, based on available information, we currently do not believe the resolution of these matters, even if unfavorable, will result in a material adverse effect on our business, consolidated financial condition, or results of operations. However, a settlement payment or unfavorable outcome could adversely impact our results of operations. Our evaluation of the likely impact of these actions could change in the future and we could have unfavorable outcomes we do not expect. An unexpected settlement expense or an unexpected unfavorable outcome of a matter could adversely impact our results of operations.

As of February 14, 2025, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are often involved in up to several matters in the ordinary course of our business.

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

Duties and Trade Tariffs

Our ability to adjust selling prices to our customers and forecast manufacturing and operating costs on a timely basis may be adversely impacted by increased trade tariffs. We continuously monitor the impact tariffs between trading partners may have on our business as they develop. We cannot predict with certainty future global trade tariffs or the impact they may have on our business and results of operation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three-month periods ended December 31, 2024 and December 31, 2023.

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

Date: February 14, 2025

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)