Form 10-Q
period 2025-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2025-05-14
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025, 6,178,898 shares of NAI's common stock were outstanding, net of 3,326,008 treasury shares.

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

Forward-looking statements in this Report speak only as of the date of this Report based on information available to us at that time and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain future events, risks, and uncertainties that are or may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this Report as they identify certain important factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part I of our fiscal 2024 Annual Report on Form 10-K, as well as in other reports and documents we have filed and will file with the United States Securities and Exchange Commission (SEC).

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$10,611	$11,981
Accounts receivable – less allowance for credit losses of $0 at March 31, 2025 and June 30, 2024	11,650	16,891
Inventories, net	26,991	24,249
Income tax receivable	1,355	—
Forward contracts	200	492
Prepaids and other current assets	7,712	7,997
Total current assets	58,519	61,610
Property and equipment, net	50,564	52,211
Operating lease right-of-use assets	41,682	43,537
Deferred tax asset – noncurrent	3,236	3,170
Other noncurrent assets, net	943	1,814
Total assets	$154,944	$162,342
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,821	$12,740
Accrued liabilities	2,188	2,847
Accrued compensation and employee benefits	2,409	2,090
Customer deposits	1,523	302
Short-term liability – operating leases	2,020	1,194
Forward contracts	49	91
Income taxes payable	—	505
Mortgage note payable, current portion	303	296
Line of credit – current	2,000	3,400
Total current liabilities	23,313	23,465
Long-term liability – operating leases	45,405	46,468
Long-term pension liability	163	141
Mortgage note payable, net of current portion	8,704	8,933
Income taxes payable, noncurrent	740	740
Total liabilities	78,325	79,747
Commitments and contingencies (Notes E, F, and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at March 31, 2025 and June 30, 2024, issued and outstanding (net of treasury shares) 6,178,898 at March 31, 2025 and 6,200,185 at June 30, 2024	93	93
Additional paid-in capital	33,432	32,634
Retained earnings	66,607	72,966
Treasury stock, at cost, 3,326,008 shares at March 31, 2025 and 3,280,721 at June 30, 2024	(23,252)	(23,076)
Accumulated other comprehensive loss	(261)	(22)
Total stockholders’ equity	76,619	82,595
Total liabilities and stockholders’ equity	$154,944	$162,342

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales	$28,766	$25,136	$95,994	$84,307
Cost of goods sold	26,940	23,214	90,240	78,861
Gross profit	1,826	1,922	5,754	5,446
Selling, general and administrative	3,926	3,874	12,470	11,455

Loss from operations	(2,100)	(1,952)	(6,716)	(6,009)

Other income (expense):
Interest income	51	79	125	100
Interest expense	(246)	(74)	(703)	(237)
Foreign exchange loss	(339)	(23)	(616)	(540)
Other, net	(8)	2	(11)	3
Total other expense	(542)	(16)	(1,205)	(674)

Loss before income taxes	(2,642)	(1,968)	(7,921)	(6,683)
Income tax benefit	(456)	(390)	(1,562)	(1,340)
Net loss	$(2,186)	$(1,578)	$(6,359)	$(5,343)

Unrealized (loss) gain resulting from change in fair value of derivative instruments, net of tax	(414)	119	(232)	(30)

Comprehensive loss	$(2,600)	$(1,459)	$(6,591)	$(5,373)

Net loss per common share:
Basic	$(0.37)	$(0.27)	$(1.07)	$(0.91)
Diluted	$(0.37)	$(0.27)	$(1.07)	$(0.91)

Weighted average common shares outstanding
Basic	5,942,691	5,867,528	5,927,608	5,855,930
Diluted	5,942,691	5,867,528	5,927,608	5,855,930

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three-Month Periods Ended March 31, 2025 and 2024

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2024	9,480,906	$93	$33,187	$68,793	3,282,128	$(23,084)	$152	$79,141
Compensation expense related to stock compensation plans	—	—	245	—	—	—	—	245
Issuance of common stock for restricted stock grants	24,000	—	—	—	—	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	1	1
Repurchase of common stock	—	—	—	—	43,880	(168)	—	(168)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(414)	(414)
Net loss	—	—	—	(2,186)	—	—	—	(2,186)
Balance, March 31, 2025	9,504,906	$93	$33,432	$66,607	3,326,008	$(23,252)	$(261)	$76,619

Balance, December 31, 2023	9,329,406	$91	$32,043	$76,418	3,240,593	$(22,855)	$(242)	$85,455
Compensation expense related to stock compensation plans	—	—	315	—	—	—	—	315
Issuance of common stock for restricted stock grants	151,500	2	(2)	—	—	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	5	5
Repurchase of common stock	—	—	—	—	36,444	(217)	—	(217)
Forfeiture of restricted stock	—	—	—	—	3,000	—	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	119	119
Net loss	—	—	—	(1,578)	—	—	—	(1,578)
Balance, March 31, 2024	9,480,906	$93	$32,356	$74,840	3,280,037	$(23,072)	$(118)	$84,099

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Nine-Month Periods Ended March 31, 2025 and 2024

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance, June 30, 2024	9,480,906	$93	$32,634	$72,966	3,280,721	$(23,076)	$(22)	$82,595
Compensation expense related to stock compensation plans	—	—	798	—	—	—	—	798
Issuance of common stock for restricted stock grants	24,000	—	—	—	—	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(7)	(7)
Repurchase of common stock	—	—	—	—	45,287	(176)	—	(176)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(232)	(232)
Net loss	—	—	—	(6,359)	—	—	—	(6,359)
Balance, March 31, 2025	9,504,906	$93	$33,432	$66,607	3,326,008	$(23,252)	$(261)	$76,619

Balance, June 30, 2023	9,314,406	$91	$31,436	$80,183	3,240,593	$(22,855)	$(83)	$88,772
Compensation expense related to stock compensation plans	—	—	922	—	—	—	—	922
Issuance of common stock for restricted stock grants	166,500	2	(2)	—	—	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(5)	(5)
Repurchase of common stock	—	—	—	—	36,444	(217)	—	(217)
Forfeiture of restricted stock	—	—	—	—	3,000	—	—	—
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	(5,343)	—	—	—	(5,343)
Balance, March 31, 2024	9,480,906	$93	$32,356	$74,840	3,280,037	$(23,072)	$(118)	$84,099

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(6,359)	$(5,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,400	3,439
Stock-based compensation	798	922
Non-cash lease expense	4,616	4,007
Pension expense, net of contributions	22	(44)
Loss on disposal of assets	35	—
Changes in operating assets and liabilities:
Accounts receivable	5,241	(4,199)
Inventories, net	(2,742)	8,623
Prepaids and other assets	1,079	(1,561)
Accounts payable and accrued liabilities	1,014	(722)
Forward contracts	22	755
Accrued compensation and employee benefits	319	(154)
Operating lease liabilities	(2,998)	(2,525)
Income taxes	(1,860)	(1,978)
Net cash provided by operating activities	2,587	1,220

Cash flows from investing activities
Purchases of property and equipment	(2,159)	(1,983)
Net cash used in investing activities	(2,159)	(1,983)

Cash flows from financing activities
Borrowings on line of credit	(1,400)	—
Payments on long-term debt	(222)	(217)
Repurchase of common stock	(176)	(217)
Net cash used in financing activities	(1,798)	(434)

Net decrease in cash and cash equivalents	(1,370)	(1,197)
Cash and cash equivalents at beginning of period	11,981	13,604
Cash and cash equivalents at end of period	$10,611	$12,407

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$627	$184
Income taxes	$362	$283

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

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

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the three months ended March 31, 2025.

Recently Issued Accounting and Regulatory Pronouncements

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Numerator
Net loss	$(2,186)	$(1,578)	$(6,359)	$(5,343)

Denominator
Basic weighted average common shares outstanding	5,943	5,868	5,928	5,856
Dilutive effect of restricted stock	—	—	—	—
Diluted weighted average common shares outstanding	5,943	5,868	5,928	5,856

Basic net loss per common share	$(0.37)	$(0.27)	$(1.07)	$(0.91)

Diluted net loss per common share	$(0.37)	$(0.27)	$(1.07)	$(0.91)

We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive. During the three months ended March 31, 2025, we excluded 158,319 shares of unvested restricted stock. During the nine months ended March 31, 2025, we excluded 238,739 shares of unvested restricted stock. During the three months ended March 31, 2024, we excluded 173,230 shares of unvested restricted stock. During the nine months ended March 31, 2024, we excluded 215,180 shares of unvested restricted stock.

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

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2024	Additions	Revenue Recognized	Customer Refunds	March 31, 2025
Contract Liabilities (Customer Deposits)	$302	$3,700	$(2,479)	$—	$1,523

	June 30, 2023	Additions	Revenue Recognized	Customer Refunds	March 31, 2024
Contract Liabilities (Customer Deposits)	$317	$1,406	$(1,336)	$—	$387

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of March 31, 2025, we have an estimated returns liability of approximately $9,000.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn® and SR CarnoSyn® trademarks, and our TriBsyn™ tradename. We recorded beta-alanine raw material sales, and royalty and licensing income as a component of revenue in the amount of $1.7 million during the three months ended March 31, 2025, and $6.0 million during the nine months ended  March 31, 2025. We similarly recorded $2.7 million during the three months ended March 31, 2024, and $6.6 million during the nine months ended  March 31, 2024. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired their patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of approximately $56,000 during the three months ended March 31, 2025, and $210,000 during the nine months ended  March 31, 2025. We recorded approximately $96,000 of royalty expense during the three months ended March 31, 2024, and $278,000 during the nine months ended  March 31, 2024.

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

We did not have any stock option activity or stock options outstanding during the three and nine months ended March 31, 2025, or March 31, 2024.

During the three and nine months ended March 31, 2025, we granted a total of 24,000 restricted stock shares to members of our Board of Directors. During the three months ended March 31, 2024, we granted a total of 151,500 restricted stock shares to members of our Board of Directors and key members of our management team. During the nine months ended March 31, 2024, we granted a total of 166,500 restricted stock shares to members of our Board of Directors and key members of our management team. During the three and nine months ended  March 31, 2025, no restricted stock shares were forfeited. During the three and nine months ended March 31, 2024, 3,000 restricted stock shares were forfeited. Our net losses included stock-based compensation expense with the vesting of prior restricted stock grants of $0.2 million for the three months ended March 31, 2025 and March 31, 2024, $0.8 million for the nine months ended March 31, 2025, and $0.9 million for the nine months ended  March 31, 2024.

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

During the three and nine months ended March 31, 2025, we granted a total of $0.2 million in deferred cash awards to members or our Board of Directors. During the three and nine months ended March 31, 2024, we granted a total of $0.9 million in deferred cash awards to members or our Board of Directors and certain key members or our management team. Each deferred cash award provides for three equal cash payments to the applicable Participant to be paid on the one year, two year, and three year anniversaries of the date of the grant of such Awards, (the “Award Date”); provided on the date of each payment (the “Payment Date”), the Participant has been since Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments are to be made in connection with the Award.

No deferred cash awards were forfeited during the three and nine months ended  March 31, 2025, and  March 31, 2024.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of March 31, 2025, and June 30, 2024, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange and interest rate swap contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third-party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Interest Swap–Other Current Assets	$—	$111
Euro Forward Contract– Current Assets	200	492
Total Derivative Contracts – Current Assets	200	603

Euro Forward Contract– Other noncurrent Assets	—	78
Total Derivative Contracts – Other noncurrent Assets	—	78

Swiss Franc Forward Contract – Current Liabilities	(49)	(91)
Total Derivative Contracts – Current Liabilities	(49)	(91)

Fair Value Net Asset – all Derivative Contracts	$151	$590

We also classify any outstanding line of credit and term loan balance as a Level 2 liability as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of March 31, 2025, we had $2.0 million outstanding on our line of credit and $9.0 million outstanding on our term loan.  As of June 30, 2024, we had $3.4 million outstanding on our line of credit and $9.2 million outstanding on our term loan.  As of March 31, 2025 and June 30, 2024, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2025 or fiscal 2024.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	March 31,	June 30,
	2025	2024
Raw materials	$18,316	$18,489
Work in progress	4,748	3,362
Finished goods	4,466	3,038
Reserve	(539)	(640)
	$26,991	$24,249

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life	March 31,	June 30,
	In Years	2025	2024
Land	NA	$8,940	$8,940
Building and building improvements	7 – 39	24,654	24,723
Machinery and equipment	3 – 12	40,656	43,631
Office equipment and furniture	3 – 5	6,892	6,765
Vehicles	3	237	237
Leasehold improvements	1 – 20	24,265	23,223
Total property and equipment		105,644	107,519
Less: accumulated depreciation and amortization		(55,080)	(55,308)
Property and equipment, net		$50,564	$52,211

Depreciation and amortization expense was approximately $1.1 million during the three months ended  March 31, 2025 and  March 31, 2024, and $3.4 million during the nine months ended  March 31, 2025 and  March 31, 2024.

D. Other Comprehensive Loss

Other comprehensive loss and income (“OCL” and “OCI”) consisted of the following during the three and nine months ended March 31, 2025, and March 31, 2024 (in thousands):

	Three Months Ended
	March 31, 2025
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(286)	$438	$—	$152
OCI/OCL before reclassifications	—	(433)	—	(433)
Amounts reclassified from OCI to Sales	—	(91)	—	(91)
Tax effect of OCI activity	1	110	—	111
Net current period OCI/OCL	1	(414)	—	(413)
Ending Balance	$(285)	$24	$—	$(261)

	Nine Months Ended
	March 31, 2025
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(278)	$172	$84	$(22)
OCI/OCL before reclassifications	—	(57)	(111)	(168)
Amounts reclassified from OCI to Sales	—	(138)	—	(138)
Tax effect of OCI activity	(7)	47	27	67
Net current period OCI/OCL	(7)	(148)	(84)	(239)
Ending Balance	$(285)	$24	$—	$(261)

	Three Months Ended
	March 31, 2024
	Defined	Unrealized (Losses)	Unrealized Gains
	Benefit	Gains on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(390)	$(104)	$252	$(242)
OCI/OCL before reclassifications	—	285	(96)	189
Amounts reclassified from OCI to Sales	—	(35)	—	(35)
Tax effect of OCI activity	5	(52)	17	(30)
Net current period OCI/OCL	5	198	(79)	124
Ending Balance	$(385)	$94	$173	$(118)

	Nine Months Ended
	March 31, 2024
	Defined	Unrealized (Losses)	Unrealized Gains
	Benefit	Gains on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(380)	$(110)	$407	$(83)
OCI/OCL before reclassifications	—	286	(311)	(25)
Amounts reclassified from OCI to Sales	—	54	—	54
Tax effect of OCI activity	(5)	(136)	77	(64)
Net current period OCI/OCL	(5)	204	(234)	(35)
Ending Balance	$(385)	$94	$173	$(118)

E. Leases

We currently lease our Vista, California product manufacturing facility and Lugano, Switzerland product manufacturing and support facilities.

On July 18, 2023, we entered into a Fourth Amendment to the Lease of our Vista, California manufacturing facility. The Fourth Amendment extended the term of the Lease by an additional ten years and five months commencing April 1, 2024. The amended lease covering two buildings and approximately 162,000 square feet resulted in an increase in base rent to $1.50 per square foot, after five free months of base rent beginning at the commencement of the extended term. NAI is constructing substantial improvements to the facilities including but not limited to installation of an approximately $2.3 million solar electrical generating system on both buildings, and other substantial improvements. Pursuant to the Fourth Amendment, the Landlord will reimburse NAI for up to $1.1 million of these tenant improvements to the buildings. Our lease liability and Right of Use asset were both increased by approximately $25.9 million as a result of this lease extension effective on the date that the Fourth Amendment was executed.

On January 26, 2024, we exercised the early termination of an apartment lease in Lugano, Switzerland.  The early termination reduced the lease term by 9 years and 8 months which ended on April 30, 2024. Our lease liability and Right of Use asset were both decreased by approximately $0.3 million as a result of the early termination of the lease agreement.  On January 22, 2024, we entered into a lease for a new apartment in Lugano, Switzerland. This lease is for an initial term of 27 months, beginning April 1, 2024 and ending on June 30, 2026.

Our leases are classified as operating leases. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of March 31, 2025, the weighted average remaining lease term for our operating leases was 8.8 years and the weighted average discount rate for our operating leases was 5.93%. As of June 30, 2024, the weighted average remaining lease term for our operating leases was 9.5 years and the weighted average discount rate was 5.92%.

Other information related to leases as of March 31, 2025, and March 31, 2024, was as follows (in thousands):

Supplemental Cash Flow Information	Nine Months Ended	Nine Months Ended
	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$3,047	$2,523
Increase in operating lease liabilities and right-of-use assets due to lease remeasurement	$—	$25,589

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

On December 31, 2023, we were not in compliance with certain financial covenants, including those related to net income requirements and the fixed charge coverage ratio. On  February 13, 2024, we entered into a Fourth Amendment to our credit facility with Wells Fargo that waived all prior instances of non-compliance, decreased our total borrowing capacity on the line of credit to $12.5 million, increased the interest rate on borrowings under the line of credit to 2.25% from 1.29% above the daily simple SOFR rate, modified our continuing compliance requirements, and reduced the uses we can fund with the line of credit. Under the terms of the Credit Agreement, our borrowing eligibility requirements include maintaining (i) a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.0 at any time; (ii) limits our losses to a decreasing amount over the next three quarters, with net income after taxes of not less than $1.00 by September 30, 2024; (iii) a rolling four-quarter fixed charge coverage ratio not less than 1.25 to 1.0 as of December 31, 2024 and each quarter thereafter. The Fourth Amendment included a limitation on the amount of capital expenditures that could be made in a given fiscal year, with such limitation set at $6.5 million, required us to suspend share repurchase and dividend activity, and included an availability reserve of 10% that will remain in place until we return to profitability. Any amounts outstanding under the line of credit bear interest at a fixed or fluctuating interest rate as elected by us from time to time. Any amounts outstanding under the line of credit must be paid in full on or before the maturity date of June 23, 2025 as extended by our Fifth Amendment to our credit facility dated May 14, 2025. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty. Amounts outstanding that are subject to a fixed interest rate may be prepaid at any time in minimum amounts of $100,000, subject to a prepayment fee equal to the sum of the discounted monthly differences between payment under a fixed rate versus payment under the variable rate for each month from the month of prepayment through the month in which the then applicable fixed rate term matures. There was an unused commitment fee of 0.25% required as part of the line of credit, and an origination fee of 1% which we paid upon execution of the Fourth Amendment.

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

Our obligations under the Credit Agreement are secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment and fixtures. We also have credit approval with Wells Fargo Bank, which allows us to hedge foreign currency exposures. Wells Fargo Bank modified the terms of our foreign exchange facility reducing our ability to hedge future foreign currency exposures from 30 months to 12 months. We also have credit approval with Bank of America which allows us to hedge foreign currency exposures up to 24 months in the future.

As of March 31, 2025, we had $9.0 million outstanding under the Term Note used in August 2021 for the purchase of our Carlsbad, California powder processing and warehouse property.

On March 31, 2025, we were not in compliance with the financial covenants related to net income requirements of the Fourth Amendment to our credit facility and a rolling four-quarter fixed charge ratio. In the fourth quarter of fiscal 2025, we anticipate we will not be in compliance with the financial covenants associated with the Fourth Amendment related to net income requirements and the fixed charge coverage ratio. We have a tentative agreement with Wells Fargo regarding proposed amended terms to our credit facility. Amended terms are anticipated to include waving all current and past covenant violations. We are still working with Wells Fargo on finalizing the formal amended credit agreement and expect to execute this amendment by early June 2025. On May 14, 2025, we executed a Fifth Amendment to our credit facility that extends the maturity date of our credit facility from May 23, 2025 to June 23, 2025. The extension of the maturity date of our credit facility will allow us to finalize the negotiations of an amended credit agreement while minimizing the risk of the credit facility expiring before the new agreement can be executed. Wells Fargo has advised us that during the period of negotiation they will consider our request for a new credit facility, they will not exercise any of their options due to our breach of the current Credit Agreement, and they reserve all of their rights. There can be no assurance we will be able to successfully negotiate a new credit facility, or what the differences in amount, cost and other factors may be.

As of  March 31, 2025, we had $8.5 million of borrowing capacity available on our credit facility of which we had outstanding borrowings of $2.0 million.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Customer 1	$10,849	$11,251	$33,457	$35,215
Customer 2	3,108	(a)	13,263	13,604
Customer 3	3,007	2,640	12,236	(a)
	$16,964	$13,891	$58,956	$48,819

(a) Sales were less than 10% of the respective period's consolidated net sales.

Accounts receivable from these customers totaled $7.8 million at March 31, 2025 and $12.3 million at June 30, 2024.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Supplier 1	$3,074	$4,149	$11,002	$10,018
	$3,074	$4,149	$11,002	$10,018

H. Segment Information

Our business consists of two segments for financial reporting purposes. The two segments are identified as (i) private-label contract manufacturing, which primarily relates to the provision of private-label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn® and SR CarnoSyn® trademarks and our TriBsyn™ tradename

We evaluate performance of these segments based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before the allocation of certain corporate level expenses. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. Transfers of raw materials between segments are recorded at cost. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A above and in the consolidated financial statements included in our 2024 Annual Report.

Our operating results by business segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net Sales
Private label contract manufacturing	$27,075	$22,479	$90,021	$77,718
Patent and trademark licensing	1,691	2,657	5,973	6,589
Total Net Sales	$28,766	$25,136	$95,994	$84,307

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
(Loss) Income from Operations
Private label contract manufacturing	$(556)	$(1,007)	$(2,356)	$(2,367)
Patent and trademark licensing	734	1,201	$2,445	2,592
Income from operations of reportable segments	178	194	89	225
Corporate expenses not allocated to segments	(2,278)	(2,146)	$(6,805)	(6,234)
Total Loss from Operations	$(2,100)	$(1,952)	$(6,716)	$(6,009)

	March 31,	June 30,
	2025	2024
Total Assets
Private-label contract manufacturing	$118,002	$127,786
Patent and trademark licensing	36,942	34,556
	$154,944	$162,342

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico, and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

United States	$18,250	$15,457	$59,635	$56,990
Markets outside of the United States	10,516	9,679	36,359	27,317
Total	$28,766	$25,136	$95,994	$84,307

Products manufactured by our Swiss subsidiary ("NAIE") accounted for 84% of net sales in markets outside the U.S. for the three months ended March 31, 2025, and 82% for the nine months ended March 31, 2025. Products manufactured by NAIE accounted for 68% of net sales in markets outside the U.S. for the three months ended March 31, 2024, and 76% for the nine months ended March 31, 2024

Long-lived assets by geographic region, based on the location of the company's facilities at which they were located or made, were as follows (in thousands):

	March 31, 2025	June 30, 2024
United States	$76,302	$78,146
Europe	15,944	17,602
Total Long-Lived Assets	$92,246	$95,748

Total assets by geographic region, based on the location of the Company's facilities at which they were located or made, were as follows (in thousands):

	March 31, 2025	June 30, 2024
United States	$112,646	$118,878
Europe	42,298	43,464
Total Assets	$154,944	$162,342

Capital expenditures by geographic region, based on the location of the Company's facilities at which they were located or made, were as follows (in thousands):

	Nine Months Ended
	March 31,
	2025	2024
United States	$1,928	$1,801
Europe	231	182
Total Capital Expenditures	$2,159	$1,983

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

Our effective tax rate for the three months ended March 31, 2025 was 17.3%, and our effective tax rate for the three months ended  March 31, 2024 was 19.8%. Our effective tax rate for the nine months ended March 31, 2025 was 19.7% and our effective tax rate for the nine months ended  March 31, 2024 was 20.1%. Our effective tax rates for the three and nine months ended  March 31, 2025 differ from the fiscal 2025 U.S. federal statutory rate of 21% primarily due to restricted stock vesting, Global Intangible Low-taxed Income, forecasted research and development tax credits and foreign income tax rate differential. Our effective tax rates for the three and nine months ended  March 31, 2024 differ from the fiscal 2024 U.S. federal statutory rate of 21% primarily due to the vesting of restricted stock shares granted to employees and forecasted research and development tax credits.

We record valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three and nine months ended March 31, 2025, there was no change to our valuation allowance for our deferred tax assets.

J. Treasury Stock

At times we purchase our shares under a stock repurchase plan (“Repurchase Plan”) authorized by the Board of Directors. The current total authorized repurchase amount is $18.0 million and as of March 31, 2025, we had approximately $716,000 remaining available under the Repurchase Plan. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon certain market conditions, in open market or privately negotiated transactions. The Fourth Amendment to the Credit Agreement with Wells Fargo effective February 13, 2024, currently prohibits most stock repurchases (see Note F). Until that restriction is modified or removed, we do not intend to purchase our shares other than our longstanding practice of purchasing shares from our employees in exchange for paying the employees’ withholding requirements upon vesting of restricted stock held by the employee. This practice of covering withholding requirements is allowed in the Fourth Amendment to the Credit Agreement with Wells Fargo.

Stock repurchases for the three months ended March 31, 2025 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares acquired from employees for restricted stock vesting	43,880	$3.84	$168
Total	43,880		$168

Stock repurchases for the nine months ended  March 31, 2025 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares acquired from employees for restricted stock vesting	45,287	$3.89	$176
Total	45,287		$176

Stock repurchases for the three and nine months ended  March 31, 2024 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares acquired from employees for restricted stock vesting	36,444	$5.95	$217
Total	36,444		$217

Shares acquired from employees for restricted stock vesting may be returned to us by the related employees and in return we pay each employee’s required tax withholding resulting from the vesting of restricted shares. The valuation of the shares acquired and thereby the number of shares returned to us is calculated based on the closing share price on the date the shares vested.

K. Derivatives and Hedging

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to product sales denominated in foreign currencies and to other transactions of NAIE, our foreign subsidiary. As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we may use foreign exchange contracts in the form of forward contracts. To the extent we enter into such contracts, there can be no guarantee any such contracts will be effective hedges against our foreign currency exchange risk.

As of March 31, 2025, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through December 2025. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged sales of products are recognized.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. No hedging relationships were terminated as a result of ineffective hedging for the three and nine months ended March 31, 2025, and March 31, 2024.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three and nine months ended March 31, 2025, and March 31, 2024, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of March 31, 2025, the notional amounts of our foreign exchange contracts designated as cash flow hedges were approximately $17.4 million (EUR 15.8 million). As of March 31, 2025, a net gain of approximately $30,000, offset by approximately $6,000 of a deferred tax expense, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected the entire amount will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three and nine months ended March 31, 2025, we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of March 31, 2025, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $11.2 million (CHF 9.8 million).

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

Employee Retention Tax Credit

In fiscal 2023, we recorded a $3.5 million Employee Retention Tax Credit ("ERTC") net refund associated with the Coronavirus Aid, Relief, and Economic Security Act signed into law in March 2020 and extended with the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021. These acts provided numerous tax provisions and other stimulus measures, including the ERTC. Under these expanded measures, we determined during fiscal 2023 that we qualified for the ERTC for the first three quarters of calendar 2021 and filed the required amended payroll tax returns to claim this refund. On December 9, 2024, the Internal Revenue Service ("IRS") sent us a 105c letter informing us that they do not believe we qualify for the tax credit for the third quarter of calendar 2021. We disagree with the position the IRS noted in their denial letter, and we have responded to their letter to contest their claim. Although we had received this initial denial from the IRS, we believe we are entitled to the refund for these claims and therefore we have not made any allowances against the accrual for the related refund that was recorded in fiscal 2023. We have not yet received any additional correspondence from the IRS associated with our appeal related to the third quarter of calendar 2021, but in April 2025, we collected the refund amounts associated with our ERTC filings for the first and second quarters of calendar year 2021, which totaled $2.9 million.

Geopolitical Uncertainty

Management is monitoring the war in Ukraine, and the armed conflicts in Gaza, Lebanon and Syria, and potential economic effects from these events as they develop. These geographical areas account for a small portion of our global net sales, but we do source multiple raw materials from Israel. We do not anticipate these conflicts will have a significant impact on our net sales. We are continually evaluating options for alternative ingredient sources and/or holding safety stock of impacted materials to limit any impact. There are further concerns regarding consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, and other unforeseen business disruptions due to the current global geopolitical tensions. We will continue to evaluate impacts of these developments on our customers, suppliers, employees, and operations.

Government Trade Tariffs

The President of the United States has recently ordered U.S. government agencies to enforce new and increased tariffs on a wide range of goods and materials imported from foreign trade partners. Some tariffs on most foreign trade partners have been presently deferred, and details of future tariff restrictions continuously evolve. Current and future implementation of tariffs may include products and applications, including ingredients we or our customers require for their products. These goods may include beta-alanine. The commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. In response, China and other governments have imposed tariffs on certain American products. The resulting tariffs could have a significant adverse effect on our customers' businesses, the availability of beta-alanine, and the cost of our products. While we do not know how potential increased tariffs will be imposed, or how any tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products or ingredients we use in the products we manufacture could adversely impact our customers as a result of increased product costs, and such increased costs could have an adverse impact on the availability of beta-alanine, the licensing of our patents and trademarks and our distribution of this raw material. This could adversely impact our ability to license our patents and trademarks, our ability to sell beta-alanine, and our customers’ ability to compete in the marketplace, reducing demand for our products, and products we manufacture for our customers. Any of these events could have a material adverse effect on our business and results of operations.

As a contract manufacturer, we pass through material cost increases to our customers, including increases associated with tariffs. We also work with our customers to identify potential alternative supply sources for key ingredients to help mitigate the impact tariffs may have on the cost of their products. We will continue to evaluate the impact of imposed trade tariffs on our customers, suppliers and operations.

M. Subsequent Events

On April 11, 2025, we purchased three forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Euros. The three contracts expire quarterly beginning December 2025 and ending April 2026. The forward contracts have a notional amount of EUR 8.1 million and a weighted average forward rate of 1.1514.

On April 29, 2025, we purchased three forward contracts designated and effective as cash flow hedges to protect against the foreign currency exchange risk inherent in a portion of our forecasted sales transactions denominated in Swiss Francs. The three contracts expire quarterly beginning December 2025 and ending April 2026. The forward contracts have a notional amount of CHF 4.3 million and a weighted average forward rate of 1.2458.

On May 14, 2025, we executed a Fifth Amendment to our credit facility with Wells Fargo that extends the maturity date of our credit facility from May 23, 2025 to June 23, 2025. The extension of the maturity date of our credit facility will allow us to finalize negotiations of an amended credit agreement while minimizing the risk of the credit facility expiring before the new agreement can be executed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2025. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2024 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this Report nor does it contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and this Report.

Our primary business activity is providing private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to two or three private-label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales, and royalty and licensing revenue generated from license and supply agreements with third parties, granting them the right to use our patents, trademarks and other intellectual property in connection with the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn® and SR CarnoSyn® trademarks, and TriBsyn™ trade name.

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

During the nine months ended March 31, 2025, our net sales were 14% higher than in the nine months ended March 31, 2024. Private-label contract manufacturing sales increased 16% primarily due to increased orders from one of our larger customers and shipments to new customers. Revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the nine months ended March 31, 2025 was 35%, and revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the nine months ended March 31, 2024 was 42%. We expect our annualized fiscal 2025 revenue concentration for our largest customer to be lower as compared to our revenue concentration for our largest customer in fiscal 2024.

During the nine months ended March 31, 2025, patent and trademark licensing revenue decreased 9% to $6.0 million compared to revenue of $6.6 million for the nine months ended March 31, 2024. The decrease in patent and trademark licensing revenue during the nine months ended March 31, 2025, was primarily due to lower material sales partially offset by decreased volume rebates.

We continue to invest in research and development for the expansion of our CarnoSyn® product offerings. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets but acceptance of this product offering has been limited as we only offer this product in tablet form. In August 2024, we announced our new product called TriBsyn™. We believe TriBsyn™ may allow us to better penetrate the Wellness and Healthy Aging channel. This groundbreaking new product is a carnosine booster that utilizes CarnoSyn® beta-alanine and other patent-pending technology to increase beta-alanine bioavailability and absorption while effectively eliminating beta-alanine related paresthesia. This product is available as a raw material powder, which allows formulation flexibility for our customers. The elimination of paresthesia while maintaining efficacy of dosage creates a new opportunity to reach segments of the market that to date have been untapped, including older adults, vegetarians, and vegans. We believe our efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased sales of our patented products. We are also working on several additional innovations we believe could lead to new patentable products for CarnoSyn® Brands in the future.

To protect and grow our CarnoSyn® product offerings, we incurred litigation and patent compliance expenses of approximately $0.3 million during the nine months ended March 31, 2025 and $0.2 million during the nine months ended March 31, 2024. Our legal expense associated with our CarnoSyn® business has remained relatively low as we have no active related litigation, and our current run-rate of expenses is primarily related to maintenance of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark and our new TriBsyn™ product, maintain our patent rights, the availability and cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2025, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn®, SR CarnoSyn®, and TriBsyn™, beta-alanine products.

While we grew our net sales during the three and nine months ended March 31, 2025 as compared to the prior year periods, we continued to experience a loss from operations due primarily to the underutilization of our factory capacities, lower beta-alanine royalty and licensing revenue, and increased operating expenses primarily related to legal costs and selling, general and administrative salaries and wages. Manufacturing costs were also negatively impacted by increased labor, foreign currency exchange rates, supplies, rent, and freight costs. Although our overall sales forecast for the fourth quarter of fiscal 2025 includes an increase in sales as compared to fiscal 2024, we anticipate we will experience an overall net loss for fiscal 2025.

During the remainder of fiscal 2025, we plan to continue our focus on:

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

Results of Operations

The results of our operations for the three and nine months ended March 31 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2025	2024	% Change	2025	2024	% Change
Private label contract manufacturing	$27,075	$22,479	20%	$90,021	$77,718	16%
Patent and trademark licensing	1,691	2,657	(36)%	5,973	6,589	(9)%
Total net sales	28,766	25,136	14%	95,994	84,307	14%
Cost of goods sold	26,940	23,214	16%	90,240	78,861	14%
Gross profit	1,826	1,922	(5)%	5,754	5,446	6%
Gross profit %	6.3%	7.6%		6.0%	6.5%

Selling, general and administrative expenses	3,926	3,874	1%	12,470	11,455	9%
% of net sales	13.6%	15.4%		13.0%	13.6%

Loss from operations	(2,100)	(1,952)	8%	(6,716)	(6,009)	12%
% of net sales	(7.3)%	(7.8)%		(7.0)%	(7.1)%

Other expense	(542)	(16)	3288%	(1,205)	(674)	79%
Loss before income taxes	(2,642)	(1,968)	34%	(7,921)	(6,683)	19%
% of net sales	(9.2)%	(7.8)%		(8.3)%	(7.9)%

Income tax benefit	(456)	(390)	17%	(1,562)	(1,340)	17%
Net loss	$(2,186)	$(1,578)	39%	$(6,359)	$(5,343)	19%
% of net sales	(7.6)%	(6.3)%		(6.6)%	(6.3)%

Private-label contract manufacturing net sales increased 20% during the three months ended March 31, 2025, and increased 16% during the nine months ended March 31, 2025, when compared to the same periods in the prior year. The increase in net sales during the three months ended March 31, 2025 was primarily due to increased orders from several of our larger customers and shipments to new customers. The increase in net sales during the nine months ended March 31, 2025 was primarily due to increased orders from one of our larger customers and shipments to new customers.

Net sales from our patent and trademark licensing segment decreased 36% during the three months ended March 31, 2025, and decreased 9% during the nine months ended March 31, 2025, when compared to the same period in the prior year. The decrease in patent and trademark licensing revenue during the three months ended March 31, 2025, was primarily due to decreased orders from existing customers. The decrease in patent and trademark licensing revenue during the nine months ended March 31, 2025 was primarily due to a decrease in orders from existing customers, partially offset by decreased volume rebates.

The change in gross profit margin for the three and nine months ended March 31, 2025, was as follows:

	Three Months Ended	Nine Months Ended

Contract manufacturing(1)	1.2%	0.1%
Patent and trademark licensing(2)	(2.5)%	(0.6)%
Total change in gross profit margin	(1.3)%	(0.5)%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 1.2 percentage points during the three months ended March 31, 2025, when compared to the comparable prior year period. The increase in gross profit as a percentage of net sales for private-label contract manufacturing during the three months ended March 31, 2025 is primarily related to an increase in sales volume which decreased our capacity underutilization, along with a favorable change in product sales mix, partially offset by increased labor and operating expenses and unfavorable foreign currency exchange rate fluctuations. For the nine months ended March 31, 2025, contract manufacturing gross profit margin as a percentage of consolidated net sales increased 0.1 percentage points as compared to the comparable prior year period primarily due to a favorable change in product sales mix offset by increased manufacturing costs. Manufacturing costs were negatively impacted by increased labor, supplies, rent and freight costs.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 2.5 percentage points during the three months ended March 31, 2025 when compared to the comparable prior year period. The decrease in margin contribution was primarily due to decreased patent and trademark licensing net sales in total and as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business. For the nine months ended March 31, 2025, patent and trademark licensing margin contribution decreased 0.6 percentage points when compared to the comparable period in the prior fiscal year primarily due to decreased patent and trademark licensing net sales in total and as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business. The decrease in gross patent and trademark licensing sales for the first nine months was partially offset by lower volume rebates.

Selling, general and administrative expenses remained consistent at $3.9 million during the three months ended March 31, 2025 and March 31, 2024 and increased $1.0 million during the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024. The increase in selling, general, and administrative expenses during the nine months is primarily related to an increase in compensation and benefits expenses and legal expenses associated with new patent and tradename registrations.

Other expense, net increased $0.5 million during the three and nine months ended March 31, 2025 when compared to the comparable period during the prior year. The increase is due to unfavorable foreign currency volatility and increased interest expense due to increased usage of our credit facility.

Our income tax benefit during the three-month period ended March 31, 2025 increased to approximately $0.5 million when compared to our tax benefit of approximately $0.4 million during the three months ended March 31, 2024. The increase in our tax benefit is primarily due to an increase in our loss before income taxes. Our income tax benefit during the nine-month period ended March 31, 2025 increased to $1.6 million compared to a tax benefit of $1.3 million in the comparable period during the prior fiscal year. The increase in our tax benefit during the comparable nine-month period is primarily due to an increase in our loss before income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $2.6 million for the nine months ended March 31, 2025, compared to net cash provided by operating activities of $1.2 million in the comparable period during the prior fiscal year.

At March 31, 2025, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, provided $5.2 million in cash compared to using $4.2 million of cash during the comparable nine-month period in the prior year. The change in cash flow activity in accounts receivable during the nine months ended March 31, 2025, primarily resulted from the timing of sales and related collections. Days sales outstanding was 41 days during the nine months ended March 31, 2025, as compared to 30 days for the prior year period.

Changes in inventory used $2.7 million in cash during the nine months ended March 31, 2025, compared to providing $8.6 million in the comparable prior year period. The change in cash related to inventory during the nine months ended March 31, 2025, was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to the same period in the prior year. Changes in accounts payable and accrued liabilities provided $1.0 million in cash during the nine months ended March 31, 2025, compared to using $0.7 million during the nine months ended March 31, 2024. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the nine months ended March 31, 2025, was $2.2 million compared to $2.0 million in the comparable prior year period. The increase during the nine-months ended March 31, 2025 was related to increased capital expenditures primarily related to cost incurred to install solar energy generation equipment on our manufacturing facilities during the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024.

Cash used in financing activities for the nine months ended March 31, 2025, was $1.8 million compared to using $0.4 million in the comparable prior year period. The change in financing activities is primarily due to increased usage of our credit facility during the nine-month period ended March 31, 2025 compared to the nine-month period ended March 31, 2024.

As of March 31, 2025, we had $8.5 million of borrowing capacity available on our credit facility of which we had outstanding borrowings of $2.0 million. We also owed $9.0 million on a term loan secured by our Carlsbad, California powder processing and storage facility.  As of June 30, 2024, we had outstanding borrowings of $3.4 million on our line of credit, and we also owed $9.2 million on our term loan.

On March 31, 2025, we had $10.6 million in cash and cash equivalents of which, $10.0 million was held by NAIE. Overall, we believe our available cash, cash equivalents, potential cash flows from operations, and our line of credit will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months. On March 31, 2025, we were not in compliance with the financial covenants related to net income requirements of the Fourth Amendment to our credit facility and a rolling four-quarter fixed charge ratio. In the fourth quarter of fiscal 2025, we anticipate we will not be in compliance with the financial covenants associated with the Fourth Amendment related to net income requirements and the fixed charge coverage ratio. We have a tentative agreement with Wells Fargo regarding proposed amended terms to our credit facility. Amended terms are anticipated to include waving all current and past covenant violations. We are still working with Wells Fargo on finalizing the formal amended credit agreement and expect to execute this amendment by early June 2025. On May 14, 2025, we executed a Fifth Amendment to our credit facility that extends the maturity date of our credit facility from May 23, 2025 to June 23, 2025. The extension of the maturity date of our credit facility will allow us to finalize the negotiations of an amended credit agreement while minimizing the risk of the credit facility expiring before the new agreement can be executed. Wells Fargo has advised us that during the period of negotiation they will consider our request for a new credit facility, they will not exercise any of their options due to our breach of the current Credit Agreement, and they reserve all of their rights. There can be no assurance we will be able to successfully negotiate a new credit facility, or what the differences in amount, cost and other factors may be. Please see Note F, Item 1 of Part I of this report for terms of our current modified line of credit.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses that would be material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the notes to our consolidated financial statements included under Item 1, Note A of Part I of this Report. Other than those pronouncements, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures to assist our compliance with the Securities Exchange Act of 1934. These controls and procedures are designed to help ensure material information: (1) is gathered and communicated to our management, (including our principal executive and financial officers,) in a manner that allows for timely decisions regarding required disclosures; and (2) is recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective for their intended purpose as of March 31, 2025.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 14, 2025, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. We are often involved in up to several matters in the ordinary course of our business, and an unanticipated negative result from one or more of those matters could have a material adverse impact on our results of operations.

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

Duties and Trade Tariffs

Our ability to adjust selling prices to our customers and forecast manufacturing and operating costs on a timely basis may be adversely impacted by increased trade tariffs. We continuously monitor the impact tariffs between trading partners may have on our business as they develop. We cannot predict with certainty future global trade tariffs or the impact they may have on our business and results of operation. As a contract manufacturer, we pass through material cost increases to our customers, including increases associated with tariffs. We also work with our customers to identify potential alternative supply sources for key ingredients to help mitigate the impact tariffs may have on the cost of their products.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three-month periods ended March 31, 2025 and March 31, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this Report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on December 8, 2005

10.39	Fifth Amendment to Credit Agreement by and between NAI and Wells Fargo effective May 14, 2025	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this Report to be signed on its behalf by the undersigned, duly authorized officers.

Date: May 14, 2025

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)