Form 10-K
period 2025-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2025-09-23
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2024) was approximately $26,717,000 (based on the closing sale price of $4.31 reported by Nasdaq on December 31, 2024).

As of September 23, 2025, 6,176,778 shares of NAI’s common stock were outstanding, net of 3,328,128 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement, to be filed on or before October 28, 2025, for its Annual Meeting of Stockholders to be held December 5, 2025.

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

As our primary business activity, we provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also own a patent estate related to the raw material ingredient known as beta-alanine, which is primarily commercialized through the direct sale of this raw material and supply agreements with third parties for the distribution and use of this raw material under our CarnoSyn®, SR CarnoSyn® and TriBsyn™ trademarks. We previously sold a branded version of our SR CarnoSyn® Wellness tablet product under a brand we created called SustainedRx® and a product named Perfect Synergy®. This product was sold directly to consumers through Amazon and our own direct to consumer website. This brand was discontinued during fiscal 2025 as it was not commercially successful. We also sell SR CarnoSyn® tablet products and TriBsyn™ capsule products that are offered as business-to-business private label products.

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

In 1997, we licensed certain patent rights related to instant-release beta-alanine and have since expanded this patent estate by applying for and obtaining patents to include sustained-release beta-alanine. We sell these products under our trademarks CarnoSyn® and SR CarnoSyn®. As part of our business strategy, we have sought to commercialize our CarnoSyn® patent estate through contract manufacturing, royalty and license agreements, and further expansion of our patent estate.  We recently expanded our licensed product offerings with patent applications associated with a new form of CarnoSyn® beta-alanine trademarked as TriBsyn™. We directly sell CarnoSyn®, SR CarnoSyn®, and TriBsyn™ and license our related patent and trademark rights to others for use in or with their products.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable NAIE.

Overview of our Facilities and Operations

Our U.S.-based manufacturing operations are located in Vista and Carlsbad, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory, and other research and development services. Our Vista manufacturing facilities are certified by the Therapeutic Goods Administration (TGA) of Australia after its audit of our GMP’s. TGA evaluates new therapeutic products, prepares standards, develops testing methods and conducts testing programs to ensure that products are high in quality, safe and effective. TGA also conducts a range of assessment and monitoring activities including audits of the manufacturing practices of companies who export and sell products to Australia. TGA certification enables us to manufacture products for export into countries that have signed the Pharmaceutical Inspection Convention, which includes most European countries as well as several Pacific Rim countries. TGA certifications are generally reviewed every eighteen to thirty-six months. During August 2022, TGA completed an inspection of our Vista, California facility and quality systems for compliance with GMP, and issued a renewed GMP certification valid through August 12, 2025. As of this report, the TGA is experiencing delays and has yet to confirm timing of a renewal inspection. NAI’s GMP Certification and authorization to manufacture product for Australia remains in place, and we advise our TGA clients to file for clearance extensions to ensure supply is not interrupted until a renewal inspection may be completed.

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

Our Vista, California operations are also certified by Health Canada as compliant with the GMP requirements outlined in Part 3 of the Canadian Natural Health Products Regulations. Health Canada is the department of the Canadian government with responsibility for national public health. Health Canada has initiated work to modernize its regulatory system for food and health products. Health Canada plays an active role in ensuring access to safe and effective drugs and health products while giving high priority to public safety and strives to provide information needed to make good choices and informed decisions regarding one’s health. NAI was issued its initial certification by Health Canada in December 2011 and maintains renewal in compliance with the Natural and Non-prescription Health Products Directorate. This approval demonstrates another level of regulatory compliance by NAI and may also ease the approval process for our customers who import products into Canada.

Our Vista, California facility is also certified as an Organic Processor and Handler by Natural Food Certifiers (NFC). This certification demonstrates our facility meets the USDA National Organic Program standards and allows our contract manufacturing and packaging services to include products labeled as Organic. The certification was initially issued in March 2015 and requires annual renewal. The last renewal inspection was conducted in December 2024. We are registered with the State of California, Department of Public Health Food and Drug Branch as an organic processor. Additionally, we are certified by various Rabbinical and Halal authorities to produce Kosher and Halal certified products. These certifications guarantee the manufacturing facility and processes for, and the ingredients of, certified products have been reviewed and found to be in compliance with the strict dietary laws of the respective Jewish and Muslim communities.

In April 2021, NAI became the first company to meet new safety and benchmarking standards created by the Supplement Safety & Compliance Initiative (SSCI). The SSCI is an industry-driven initiative led by retailers to provide a harmonized benchmark to recognize various safety standards throughout the entire dietary supplement supply chain. Patterned after the Global Food Safety Initiative (GFSI), which has been successfully implemented in the grocery marketplace and food retail sectors. The program is focused on improved traceability and identification protocols to provide maximum safety for end users. SSCI key objectives include creating effective global systems to ensure traceability, transparency, and quality in the supply chain; reducing risks by ensuring equivalence between safety management systems’ and driving global change through benchmarking of domestic and international quality standards. NAI’s SSCI certification was last renewed in April 2025.

In August 2021, NAI acquired a new manufacturing and warehouse facility in Carlsbad, California and retrofitted the facility to become a dedicated high-volume powder blending and packaging facility while also providing additional raw material storage capacity. The state-of-the-art facility commenced full operations in April 2023 and was added to the NFC Organic certification at that time. This facility is now also third-party GMP certified through the above-mentioned NSF and NSF for Sport programs as of November 2024 and the SSCI program as of April 2025.

NAIE operates a manufacturing, warehousing, packaging and distribution facility in Manno, Switzerland. In January 2004, NAIE obtained a pharmaceutical license from the Swissmedic Authority of Bern, Switzerland to process pharmaceuticals for packaging, import, export and sale within Switzerland and other countries. In March 2007, following the expansion of NAIE’s manufacturing facilities to include powder filling capabilities, NAIE obtained an additional pharmaceutical license from the Swissmedic Authority certifying that NAIE’s expanded facilities conform to their GMPs. In January 2013, following an additional upgrade of NAIE’s manufacturing facilities to include the manufacture of pharmaceuticals, NAIE obtained an additional pharmaceutical approval from the Swissmedic Authority certifying that NAIE’s upgraded facilities conform to GMP. The plant is subject to periodic inspections by the Swissmedic to verify compliance and maintain validity of the GMP certification. NAIE’s most recent Swissmedic inspection was conducted in July 2024. In addition, NAIE obtained FSSC 22000 certification in May 2024 following a successful food safety audit of its operations. We believe these licenses, certifications and NAIE’s manufacturing capabilities help strengthen our relationships with existing customers and improve our ability to develop relationships with new customers.

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

•

expand the commercialization of our beta-alanine patent estate through raw material sales, further development of the Wellness and Healthy Aging distribution channel through sales of our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark and our recently launched TriBsyn™ product offering, exploiting new contract manufacturing opportunities, introduction of private-label branded products, and license and royalty agreements while protecting our proprietary rights; and

•	improve operational efficiencies and manage costs and business risks to improve profitability.

Overall, we believe there is an opportunity to enhance consumer confidence in the quality of our customers' nutritional supplements and their adherence to label claims through education provided by direct sales and direct-to-consumer marketing programs. We believe our GMP and TGA certified manufacturing operations, science-based product formulations, peer-reviewed clinical studies and regulatory expertise collectively provide us with a sustainable competitive advantage and provide our customers with a high degree of confidence in the products we manufacture.

While today’s consumer may have access to a variety of information, we believe many consumers remain uneducated about nutrition and nutritional supplementation, uncertain about the relevance or reliability of the information available to them, or confused about conflicting claims or information. We believe this state of the market creates a significant opportunity for the direct sales marketing channel. The direct sales marketing channel has proved, and we believe will continue to prove, to be a highly effective method for marketing high-quality nutritional supplements because it allows associates or other individuals to educate consumers on the benefits of science-based nutritional supplements. Some of our largest customers operate in the direct sales marketing channel. Thus, a significant portion of our business relies on the effectiveness of our customers in this marketing channel.

We also believe there is significant opportunity with the commercialization of our patent estate through the introduction of our existing patented ingredients into additional markets and the introduction of new beta-alanine product offerings. Currently, a majority of our sales of CarnoSyn® are to companies that operate in the sports nutrition channel and are focused on products containing the instant release form of beta-alanine. We believe there are several other markets and distribution channels that represent growth opportunities for the distribution of our SR CarnoSyn® and TriBsyn™ product offerings. We believe SR CarnoSyn® is a superior delivery system of CarnoSyn® beta-alanine based on its sustained release profile that allows for increased daily dosing and improved muscle retention of carnosine. However, this product offering is limited to solid dose tablet offerings, which limits the potential for customization of the product by our target customers. With the introduction of our recent product called TriBsyn™, and its patent-pending formulation, we believe we now have a product that will allow us to better penetrate the Wellness and Healthy Aging channel. This groundbreaking product is a carnosine booster that utilizes CarnoSyn® beta-alanine and other proprietary technology to increase beta-alanine bioavailability and absorption while effectively eliminating beta-alanine related paresthesia. This product is available as a raw material powder, which allows formulation flexibility for our customers. The elimination of paresthesia while maintaining efficacy of dosage creates a new opportunity to reach segments of the market that to-date have been untapped, including older adults, vegetarians, and vegans. In addition, we also sell several versions of SR CarnoSyn® tablet products and an encapsulated form of TriBsyn™ that are offered as business-to-business private label products. The tablet product offerings are condition-specific tablet products that include CarnoSyn® as the primary ingredient along with other science-backed ingredients that strengthen the claims and marketing around the product and are more recognizable to the consumer. We are also working on several other innovations that could lead to new patentable products for CarnoSyn® Brands in the future. Our patents related to instant release beta-alanine extend through July 2026, our patents for SR CarnoSyn® extend through 2036, and we have patent applications pending related our TriBsyn™ product.

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

Products, Principal Markets and Methods of Distribution

Our primary business activity is to provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Our private-label contract manufacturing customers include companies that market nutritional supplements through direct sales marketing channels, direct to consumer ecommerce channels, and retail stores. We manufacture products in a variety of forms, including capsules, tablets, chewable wafers, and powders to accommodate a variety of our customers' preferences.

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

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2025		2024
	$	%	$	%
Private-label Contract Manufacturing	$121,779	94	$105,358	93
Patent and Trademark Licensing	8,081	6	8,438	7
Total Net Sales	$129,860	100	$113,796	100

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

As part of the services, we provide to our private-label contract manufacturing customers, we may perform certain research and development activities related to the development or improvement of their products. Our customers are usually charged for our services but are often reimbursed for these costs if their products are ultimately commercialized and manufactured by NAI. Research and development costs, including costs associated with international regulatory compliance services we provide to our customers, are expensed as incurred.

Our research and development expenses for the fiscal year ended June 30, 2025 were $1.8 million, compared to $1.9 million for the fiscal year ended June 30, 2024.

Sources and Availability of Raw Materials

We use many raw materials in our operations including powders, excipients, empty capsules, and components for packaging and distributing our finished products. In addition, the commercialization of our beta-alanine patents and trademarks depends on the availability of the raw material beta-alanine. We conduct identity testing for all raw materials we purchase and, on a predetermined testing protocol basis, we evaluate raw materials to ensure their quality, purity and potency before we use them in our or our customers’ products. We typically buy raw materials in bulk from qualified vendors located both within and outside the U.S.

Like many companies and industries, we experienced challenges within our supply chain as a result of the effects of the COVID-19 pandemic. In particular, we encountered difficulties related to the supply of raw materials and packaging components. These challenges were driven by, but were not limited to, increased demand for certain ingredients with a limited supply, our supplier’s inability to meet demand due to capacity constraints, and increased lead times associated with constrained transportation availability. While these impacts have lessened over the past couple of years, there continues to be significant pricing pressures and supply chain challenges associated with various raw materials and packaging components and we continue to manage these circumstances by working closely with our customers and suppliers. Additionally, uncertainty remains high related in part to existing and potentially increased tariffs. Throughout fiscal 2026, we expect upward pricing pressures for raw materials, packaging components, and other costs will continue as a result of limited supplies of various ingredients and the impact of inflationary factors, including higher labor and transportation costs, and tariffs on goods we import from overseas.

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

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the U.S., while the FTC regulates marketing and advertising claims. Under FDA rules, companies that manufacture, package, label, distribute or hold nutritional supplements are required to meet certain GMP’s to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by the FDA and believe we are currently operating in compliance with the FDA mandated GMP's.

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

Our operations outside the U.S. are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the U.S. and may vary from country to country. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. In other markets outside the U.S., we may be required to obtain approvals, licenses or certifications from a country’s Ministry of Health or comparable agency before we or our customers begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on reformulation of our or our customers’ products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our or our customer’s ability to enter, or continue to operate in certain markets outside the U.S. As with the costs of regulatory compliance in the U.S., foreign regulations require significant financial and operational resources to ensure compliance, and we cannot provide assurances we will always be in compliance despite our best efforts to do so or that being in compliance will not become prohibitively costly to our business. Our failure to maintain regulatory compliance within and outside the U.S. could impact our ability to sell our products and thus, adversely impact our financial position and results of operations.

Intellectual Property

Trademarks. We have developed and use trademarks in our business, particularly relating to corporate, brand and product names. We own 57 registered trademarks; including 11 registrations in the U.S. Seven of these U.S. registrations are incontestable. Federal registration of a trademark in the United States affords the owner nationwide exclusive trademark rights to the registered mark and the ability to prevent subsequent users from using the same or similar mark. However, to the extent any other business operator has acquired trademark rights in a mark by its consistent use of such mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration can be subject to that user’s prior established non-statutory (“common law”) rights in that geographic area. In addition, rights in a registered mark are dependent upon the continued use of the mark in connection with the goods and/or services set forth in the registration.

We have 46 foreign registered trademarks covering 39 foreign countries including registrations for CarnoSyn®, SR CarnoSyn® or TriBsyn™ in Australia, Brazil, Canada, China, Hong Kong, Cuba, the European Union, Israel, Japan, Mexico, New Zealand, South Korea, Switzerland and the United Kingdom. Our registered trademarks include CarnoSyn® and the SR CarnoSyn® logos in Switzerland. We also claim common law ownership and protection of certain trademarks based upon our continued use of the tradenames. In some countries, such as the United States, common law can provide protection of a name or mark within the particular geographic area in which it is continually and deliberately used.

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

Patents and Patent Licenses. We currently own nine U.S. patents and eight corresponding non-U.S. patents registered in countries throughout North America, Europe and Asia. We also have one pending U.S. application. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI and we make certain ongoing royalty payments to the prior owners of the patents. The royalty payments and licenses are expected to continue until the expiration of the patents. We also sell beta-alanine and license our patent and trademark rights related to beta-alanine. Some of our patents extend as far as through 2036.

Licensing, royalties, raw material sales, and revenues we have received associated with the sale and licensing of beta-alanine under the CarnoSyn® and SR CarnoSyn® trade names and TriBsyn™ trademark were primarily related to the direct sale of the raw material beta-alanine and totaled $8.1 million in fiscal 2025. We incurred intellectual property litigation and patent compliance expenses of approximately $0.4 million during fiscal 2025 primarily in connection with our efforts to procure and protect our proprietary rights and patent estate. We expect to continue to incur these types of litigation and compliance expenses during fiscal 2026.

Employees

As of June 30, 2025, we employed 215 full-time employees in the U.S., three of whom are executive officers of the Company. Of the remaining full-time employees, 45 were employed in research, laboratory and quality control, 13 in sales and marketing, and 154 in manufacturing and administration. From time to time, we use temporary personnel to help us meet shorter-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2025, we had 19 temporary personnel in the U.S.

As of June 30, 2025, NAIE employed an additional 78 full-time employees and 21 temporary employees. Most of these positions were in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement, and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good. We cannot assure this will continue in the future.

Seasonality

In addition to general economic factors, we are impacted by seasonal factors and trends, such as major cultural events and vacation patterns. We manufacture and sell products to customers that operate in many different countries throughout the world and these seasonal factors vary by region. Although we believe the impact of seasonality on our consolidated results of operations is minimal, our quarterly results may vary significantly in the future due to the timing of private-label contract manufacturing and CarnoSyn®, SR CarnoSyn®, and TriBsyn™ beta-alanine raw material orders. Future revenue trends may not follow historical patterns. The market price of our common stock may be adversely affected by these seasonal factors.

Financial Information about Our Business Segments and Geographic Areas

Our operations are comprised of two reportable segments:

•	Private-label contract manufacturing, in which we primarily provide manufacturing services to companies that market and distribute nutritional supplements and other health care products.

•	Royalty, licensing, and raw material sales primarily associated with the sale and license of beta-alanine under our CarnoSyn®, SR CarnoSyn® and TriBsyn™ trademarks.

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

In February 2022, armed conflict escalated between Russia and Ukraine. Although Russia and Ukraine did not account for any of our net sales in FY 2025 or FY 2024, economic sanctions and export control measures by the U.S. and European Union against Russia have resulted in increased volatility in the availability and prices of raw materials that are produced in that region. There are further concerns regarding continued supply chain disruptions, consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, increased energy costs, and other unforeseen business disruptions due to the current global geopolitical tensions, including relating to Ukraine and the Middle East. We will continue to evaluate impacts of the conflict on our customers, suppliers, employees, and operations.

In October 2023, armed conflict escalated between Israel and Hamas. Israel accounts for a small portion of our global net sales, but we also source multiple raw materials that come from Israel. While we do not anticipate this conflict will have a significant impact on our net sales, we are continually communicating with our customers and suppliers who may be impacted by this conflict, and we are evaluating options for alternative ingredient sources and/or holding safety stock of impacted materials to limit the effect this conflict may have on our ability to obtain the ingredients sourced from this region.

Recently, these conflicts have resulted in market uncertainty and volatility, and this has negatively affected many industries, including the dietary supplement industry. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions including but not limited to global supply chain issues, inflation, tariffs and trade disputes, fuel and energy costs, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our growth. Future economic shocks may be precipitated by a number of causes, including a continued rise in the price of oil and other commodities, the volatility of raw material prices, geopolitical instability, terrorism, pandemics, the devaluation and volatility of global stock markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could adversely impact our ability to obtain equity or debt financing in the future on terms favorable to us or at all. In such an event, our operations and financial condition could be adversely impacted.

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

We manufacture the majority of our products at our manufacturing facilities in California and Switzerland. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Our manufacturing operations, including those of our suppliers, are subject to power failures, blackouts, border shutdowns, telecommunications failures, computer viruses, cybersecurity vulnerabilities, human error, breakdown, failure or substandard performance of our facilities, our equipment, the improper installation or operation of equipment, terrorism, pandemics (e.g. COVID-19), natural or other disasters, intentional acts of violence, and the need to comply with the requirements or directives of governmental agencies, including but not limited to the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slowdowns or delays in our operations. While we have implemented and regularly evaluate various emergency, contingency and disaster recovery plans and we maintain business interruption insurance, there can be no assurance the occurrence of these or any other operational problems at our facilities in California or Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance our contingency plans will prove to be adequate or successful if needed or our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations. In August of 2021, we opened a new warehouse and distribution facility in Carlsbad, California, and converted it into a dedicated high-volume powder blending and packaging facility while also providing additional raw material storage capacity. There can be no assurance we will be successful in obtaining additional facility certifications that may be necessary to attract new customers or that we will obtain sufficient business through our on-going sales efforts to effectively utilize the facility and our investment therein.

We source our beta-alanine raw material as well as certain manufacturing activities from third parties. The operation of the third-party service provider’s facilities is subject to the interruption risk and other risks similar to those described above for our facilities and there can be no assurance these interruptions or any other operational problem at such third party’s facilities would not have a material adverse effect on our business, financial condition and results of operations.

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

We buy our raw materials from a limited number of suppliers. During fiscal 2025 and fiscal 2024, one of our suppliers represented more than 10% of our total raw material purchases. Additionally, we currently purchase all of our beta-alanine for our CarnoSyn®, SR CarnoSyn® and TriBsyn™ products from a single manufacturer located in Japan. Any disruption in their ability to source materials for or produce the amounts of beta-alanine needed to meet our requirements could have an adverse effect on our business.

The loss of any of our major suppliers or of any supplier who provides us materials that are hard to obtain elsewhere at the same quality could adversely affect our business operations. Although we believe we could establish alternative sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in shortages of products we manufacture from such raw materials, with a resulting loss of sales and customers. In certain situations, we may be required to alter our products or with our customers' consent to substitute different materials from alternative sources.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. We have experienced increases in various raw material costs, transportation costs and the cost of petroleum-based raw materials and packaging supplies used in our business. Increasing pricing pressures on raw materials and other products have continued throughout fiscal 2025 as a result of limited supplies of various ingredients, tariffs, and inflationary factors, including higher labor and transportation costs. We expect these upward pressures to continue through fiscal 2026. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects such cost increases could have on our results of operations or financial condition.

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

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2025, sales to our three largest customers were approximately 59% of our consolidated net sales. We cannot predict with any certainty if sales to these customers will increase or decrease in the future.

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

We currently derive significant revenues and income from sales of beta-alanine and from licensing our patents. Our ability to maintain or grow our sales of beta-alanine and license revenue from our other patents is contingent on our ability to defend our patents, and commercialize the sale of beta-alanine under our instant release CarnoSyn® patents and trademark, our sustained release SR CarnoSyn® patents and trademark, and our TriBsyn™ trademark pending patent applications, and any additional patents we may seek related to TriBsyn™.

We own multiple patents and trademarks related to the use of beta-alanine in food and nutritional supplements. A majority of our revenue and income from this segment is currently derived from activity related to licensing our patents and other intellectual property associated with instant release beta-alanine, sold under our trade name CarnoSyn®. We have one patent for this version of CarnoSyn®, which expires in July 2026. Our patent and trademark licensing revenue decreased from $8.4 million in fiscal 2024 to $8.1 million in fiscal 2025 due to decreased orders from existing customers partially offset by decreased volume rebates and increased royalty income. There is no assurance we will be successful maintaining our historical CarnoSyn® instant release beta-alanine sales levels or growing future sales volumes with our remaining CarnoSyn® instant release patent estate. If we are not successful it could have a material adverse effect on our business, results of operations, and financial condition.

We believe SR CarnoSyn® and TriBsyn™ are superior delivery systems for CarnoSyn® beta-alanine as they allow for increased daily dosing, improved muscle retention and bioavailability of carnosine. Our patents related to SR CarnoSyn® extend through 2036, and we currently have patents pending for TriBsyn™ and believe SR CarnoSyn® beta-alanine and the introduction of TriBsyn™ high-bioavailability beta-alanine are an important step in the further commercialization of our patent estate. There can be no assurance we will be successful in getting the market to accept these new forms of beta-alanine or that we will be successful launching new products utilizing SR CarnoSyn® or TriBsyn™ beta-alanine.

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

During the COVID-19 pandemic, our operations were subject to additional laws and regulations imposed by federal, state, and local governments primarily related to the ability of our employees to come to work and the safety measures that needed to be in place in order for our facilities to remain operational. While we already had robust quality standards and procedures, we had to constantly monitor these new regulations and implement additional procedures where necessary, including at times temperature checks, additional cleaning procedures, allowing administrative personnel to work remotely, etc. Recurrence of pandemic related regulations, or new or expanded regulations, or the reinstatement of pandemic conditions, including any inability to continue qualifying as an essential business in the event of future government-imposed lockdowns, could adversely affect our results of operations.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations, when and if adopted, would have on our business. They could include new or revised requirements or restrictions related to the safe operation of our facilities, or for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional compliance costs or record keeping requirements, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our operations.

Possible new tariffs on imported goods from China and elsewhere could adversely affect our business operations.

In recent years, the United States has implemented increased tariffs on a wide range of goods and materials imported from China, Japan, India, Russia, Vietnam, South Korea, Australia, the European Union, Canada, Mexico and other governments. These goods and materials may include products, applications, and ingredients we or our customers require for their products, including beta-alanine. Our ability to maintain or increase CarnoSyn® sales and licensing revenue depends on the availability of the raw material beta-alanine. China and other governments responded to the implementation of tariffs by the United States by imposing their own tariffs on certain American products. Continuing or increased tariffs could have a material adverse effect on our customers’ businesses, the availability of beta-alanine, and the cost of other raw materials we use in our customers’ products. While it is difficult to predict whether or how existing and additional potential tariffs will be imposed, or how tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products we or our customers offer for sale, or ingredients we use in the products we manufacture could adversely impact our offerings and our customers, and could have an adverse impact on the availability of raw materials we purchase including beta-alanine from Japan.

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

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents, and similar intellectual property. We may continue to incur significant patent and trademark litigation costs associated with creating and defending our intellectual property. During fiscal 2025, we incurred approximately $0.4 million in patent litigation and prosecution expense and expect these expenses to be between $0.1 million and $0.3 million during fiscal 2026. There is no assurance we will be able to create new intellectual property, protect our existing intellectual property adequately, or that our intellectual property rights will be upheld. If as we have been in the past, we are again subject to legal proceedings seeking to invalidate our patent rights, such proceedings or the success of the efforts thereby could have a material adverse impact upon our financial condition and results of operations. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if ultimately determined in our favor, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. If infringement claims are asserted against us, we may seek to obtain a license to use the claiming third party’s intellectual property rights. There can be no assurance such a license would be available at all or available on terms acceptable or favorable to us.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 21% of our outstanding shares of common stock as of June 30, 2025. Approximately 15% of the outstanding shares of common stock are beneficially owned by Mark LeDoux, and his family and affiliates. Mr. LeDoux is our Chief Executive Officer and Chairman of the Board. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

Our net sales increased during fiscal 2025 as compared to fiscal 2024 but our loss from operations increased during the same period, and there can be no assurance our net sales will further improve in the near term, or we will earn a profit in any given year. We experienced a net loss in fiscal 2025 and 2024 and may incur losses in the future. Our operating results may fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We currently anticipate we will experience a net loss in the first half of fiscal 2026, net income in the second half of fiscal 2026 and net income for the full year in fiscal 2026. Fluctuations in our operating results may adversely affect the share price of our common stock.

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

It is possible our cash from operations could become insufficient to meet our working capital needs and/or to implement our business strategies. In such an event, there can be no assurance our existing line of credit would be sufficient to meet our working capital needs. Furthermore, if we fail to maintain certain loan covenants, we may no longer have access to our credit line. Under the terms of our credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender. Our credit line terminates in December 2026 and there is no guarantee we will be able to extend or renew this credit line on favorable terms or at all.

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

If we were unable to raise additional capital or to obtain additional financing when we want to or need to, that could negatively affect our ability to implement our business strategies and meet our goals. This, in turn, could adversely affect our financial condition and results of operations.

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

We periodically engage third-party consultants and service providers to obtain an independent assessment regarding internal efforts to prevent threats to our Information Systems.  Continuous vigilance over safeguarding the Company’s Information Systems has resulted in our current approach and these assessments are shared with our Audit Committee.

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

Management is not aware of any material security breaches on its Information Systems and risks from cybersecurity threats have not previously materially affected us. Certain of our vendors have experienced cyberattacks in the past and the threat and development of cyberattacks is continuous. It is impossible to say with certainty whether the Company’s efforts will prevail in a coordinated attack on its Information Systems. Currently we expect the risks from cybersecurity threats will continue, but are not reasonably likely to materially affect us mostly due to our profile and not because our defenses are impenetrable or the efforts of criminals will not become more sophisticated. A cybersecurity attack on our systems could have a material negative impact upon our business, results of operations or financial condition. For additional information about cybersecurity risks, see Item 1A. “Risk Factors.”

Governance

Role of the Board

The Audit Committee of our Board of Directors (the “Board”) has the responsibility for the oversight of risk management, including those risks related to cybersecurity. The Board holds strategic planning sessions with senior management to discuss strategies, key challenges, risks and opportunities for mitigation. The involvement of our Board in setting our business strategy is a key part of its oversight of risk management, its assessment of management’s appetite for risk, and its determination of what constitutes an appropriate level of risk for us. Our senior management attends meetings of our Board and its committees on a quarterly basis, and management communicates with the Board and its members regularly between Board meetings as otherwise needed and are available to address any questions or concerns raised by our Board on risk management and any other matters.

Role of Management

Our senior management, with the oversight of the Board, is responsible for the day-to-day management of the material risks the Company faces, including those related to cybersecurity. We believe it is important to work at all levels of the Company’s hierarchy to manage cybersecurity risks and threats. Therefore, all users must use an online IT ticketing system, which is monitored around the clock, to report any incidents. Qualified individuals in IT determine what resources to allocate to each case and escalation of an incident, if deemed necessary. The Systems Administrators and IT Director, who has more than 18 years of experience with the Company, communicates on a day-to-day basis with the Chief Financial Officer, and President/Chief Operating Officer who would bring any material cybersecurity issues to the attention of the Company’s Chief Executive Officer, the Audit Committee, and the Board.

ITEM 2. PROPERTIES

This table summarizes our facilities as of June 30, 2025. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

				Lease
		Square		Expiration
Location	Nature of Use	Feet	How Held	Date
Vista, CA USA(1),(2)	Manufacturing, warehousing, packaging and distribution	162,000	Leased	August 2034
Manno, Switzerland(3)	Manufacturing, warehousing, packaging and distribution	85,070	Leased	December 2032
Manno, Switzerland(4)	Warehousing	30,892	Leased	December 2026
Carlsbad, CA USA(5)	Corporate headquarters	20,981	Owned	N/A
Carlsbad, CA USA(6)	Powder filling, packaging, distribution and storage	67,453	Owned	N/A

(1)	This facility is used by NAI for its private-label contract manufacturing segment.

(2)

At this facility we use approximately 93,000 square feet for production, 60,000 square feet for warehousing and 9,000 square feet for administrative functions. In July 2023, NAI executed an Amendment to the Lease covering this facility. The Amendment, effective April 1, 2024, extended the Lease through August 31, 2034.

(3)

This facility is used by NAIE in connection with our private-label contract manufacturing segment. In May 2022, NAIE executed an Amendment to the Lease covering this facility that became effective January 1, 2023 and extended the Lease through December 31, 2032.

(4)	This facility is used by NAIE for additional warehouse storage.

(5)	We purchased our Carlsbad, California corporate headquarters in March 2016.

(6)

We acquired this facility in August 2021 and retrofitted it into a dedicated high-volume powder blending and packaging facility with supplementary raw material storage. This facility became operational in April 2023; was temporarily closed in October 2023 due to a significant reduction in customer orders and subsequently reopened in May 2024.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, product liability, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. While unfavorable outcomes are possible, and sometimes a matter is subsequently determined to be of greater risk. Based on available information, we generally do not believe the resolution of these matters, even if unfavorable, will result in a material adverse effect on our business, consolidated financial condition, or results of operations. Our evaluation of the likely impact of these actions could change in the future, routinely do change, and we could have unfavorable outcomes we do not expect. An unexpected settlement expense or an unexpected unfavorable outcome of a matter could adversely impact our results of operations.

In December 2023 we were sued by three former employees in two separate but substantially identical matters brought by the same law firm.  The lawsuits were filed as a putative class action and a Private Attorney General Act ("PAGA") action seeking awards for all similarly situated employees going back ten years or more. We responded to these actions and agreed to submit the matters for mediation. On July 3, 2025, the mediation took place, and a tentative settlement agreement was reached whereby we agreed to contribute a maximum of $1.25 million. We have joined with the plaintiffs in moving the court to consolidate the two actions.  The potential settlement has been brought before the court and all similarly situated employees need to be contacted, and they may elect to participate or not. The process of obtaining court approval of the settlement is estimated to take approximately one year. We accrued the maximum settlement amount in our results of operation as of June 30, 2025 along with estimated related legal fees of approximately $0.15 million.

As of September 23, 2025 with exception of these two matters, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. At any given time, we may be involved in one or more matters in the ordinary course of our business.

There is no assurance NAI will prevail in any litigation matters or that litigation expenses will not be greater than anticipated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2025 and 2024:

	Fiscal 2025		Fiscal 2024
	High	Low	High	Low
First Quarter	$6.88	$5.10	$7.62	$5.06
Second Quarter	$5.60	$4.02	$7.37	$5.78
Third Quarter	$4.40	$3.27	$6.98	$5.65
Fourth Quarter	$3.62	$2.57	$7.26	$6.00

Holders

As of September 19, 2025, there were 169 stockholders of record of our common stock. On that same date, the last sales price of our common stock as reported on NASDAQ was $3.12 per share.

Dividends

We have never paid a dividend on our common stock, and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our credit facility, we are precluded from paying a dividend while such facility is in place without a waiver from our lender.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2025, we did not sell any unregistered securities.

Repurchases

During the fiscal year ended June 30, 2025, we did not repurchase any shares of our common stock other than shares acquired from employees in exchange for our paying their withholding requirements upon vesting of restricted stock.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2025:

Number of
Shares
Remaining
Available
		Weighted-	for Future
	Number of	Average	Issuance
	Shares	Exercise	Under Equity
	to be Issued	Price	Compensation
	Upon	of	Plans
	Exercise of	Outstanding	(Excluding
	Outstanding	Options,	Shares
	Options,	Warrants,	Reflected in
	Warrants,	and	Column
Plan Category	and Rights	Rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	$—	158,877
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	—	$—	158,877

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of June 30, 2025 and 2024 and for each of the last two fiscal years then ended. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

Our primary business activity is providing private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to two or three private-label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales, royalty and licensing revenue generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn®, SR CarnoSyn® and TriBsyn™ trademarks.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private-label contract manufacturing customers, and commercializing our patent estate through sales of beta-alanine under our CarnoSyn®, SR CarnoSyn® and TriBsyn™ trademarks, royalties from license agreements, and potentially additional contract manufacturing opportunities with licensees.

During fiscal 2025, our consolidated net sales were 14% higher than in fiscal 2024. Private-label contract manufacturing net sales increased 16% primarily due to increased orders from two of our larger customers and shipments to new customers partially offset by lower sales from our largest customer. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales was 33% in fiscal 2025, and revenue concentration from our largest private-label contract manufacturing customer as a percentage of total net sales in fiscal 2024 was 42%.

During fiscal 2025, patent and trademark licensing revenue decreased 4% to $8.1 million as compared to $8.4 million for fiscal 2024. The decrease in patent and trademark licensing revenue was primarily due to decreased material sales from existing customers partially offset by decreased volume rebates and increased royalty income.

We continue to invest in research and development for the expansion of our CarnoSyn® product offerings. We believe SR CarnoSyn® may provide a unique opportunity within the growing Wellness and Healthy Aging markets but acceptance of this product offering has been limited as we only offer this product in tablet form. In August 2024, we announced our new product called TriBsyn™. We believe TriBsyn™ and its patent-pending formulation will allow us to better penetrate the Wellness and Healthy Aging channel. This groundbreaking product is a carnosine booster that utilizes CarnoSyn® beta-alanine and other proprietary technology to increase beta-alanine bioavailability and absorption while effectively eliminating beta-alanine related paresthesia. This product is available as a raw material powder, which allows formulation flexibility for our customers. The elimination of paresthesia while maintaining efficacy of dosage creates a new opportunity to reach segments of the market that to date have been untapped, including older adults, vegetarians, and vegans. We believe our efforts to refine our formulations and product offerings will be positively received and result in significant opportunity for increased sales of our patented products. We are also working on several additional innovations we believe could lead to new patentable products for CarnoSyn® Brands in the future.

To protect and grow our CarnoSyn® product offerings, we incurred litigation and patent compliance expenses of approximately $0.4 million during fiscal 2025 and $0.2 million during fiscal 2024. Our legal expense associated with our CarnoSyn® business has remained relatively low as we have no active litigation, and the current run-rate of expenses is primarily related to maintenance and expansion of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark and our new beta-alanine product marketed under our TriBsyn™ trademark, maintain our patent rights, the availability and the cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During fiscal 2026, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn®, SR CarnoSyn® and TriBsyn™ beta-alanine products.

We experienced a loss during fiscal 2025 that was primarily due to underutilization of our available factory capacities, a valuation allowance against our domestic net deferred income tax assets and the accrual of a litigation settlement associated with a PAGA claim. Although our overall sales forecast for fiscal 2026 includes a significant increase in sales as compared to fiscal 2025, we currently anticipate we will experience a net loss in the first half of fiscal 2026, net income in the second half of fiscal 2026, and net income for the full fiscal 2026 year.

During fiscal 2026, we plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and assist us in developing relationships with additional quality-oriented customers;

•

Expanding the commercialization of our beta-alanine patent estate through raw material sales, developing sales distribution channels in Sports Nutrition, Wellness and Healthy Aging and Medical foods for our SR CarnoSyn® and TriBsyn™ beta-alanine product lines, exploiting new contract manufacturing opportunities, license and royalty agreements, and protecting our proprietary rights; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

Discussion of Critical Accounting Estimates

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies is disclosed in Note A, Organization and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements.

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

	Fiscal Year Ended
	June 30, 2025		June 30, 2024		Increase (Decrease)
Private-label contract manufacturing	$121,779	94%	$105,358	93%	$16,421	16%
Patent and trademark licensing	8,081	6%	8,438	7%	(357)	(4)%
Total net sales	129,860	100%	113,796	100%	16,064	14%
Cost of goods sold	120,571	93%	106,931	94%	13,640	13%
Gross profit	9,289	7%	6,865	6%	2,424	35%
Other selling, general & administrative expenses	16,549	13%	15,399	14%	1,150	7%
Settlement of legal proceeding and associated expense	1,400	1%	—	0%	1,400	100%
Loss from operations	(8,660)	(7)%	(8,534)	(7)%	(126)	1%
Other loss, net	(2,080)	(2)%	(930)	(1)%	(1,150)	124%
Loss before income taxes	(10,740)	(8)%	(9,464)	(8)%	(1,276)	13%
Provision (benefit) for income taxes	2,835	2%	(2,247)	(2)%	5,082	(226)%
Net loss	$(13,575)	(10)%	$(7,217)	(6)%	$(6,358)	88%

Private-label contract manufacturing sales increased 16% primarily due to increased orders from two of our larger customers and shipments to new customers partially offset by lower sales from our largest customer. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales was 33% in fiscal 2025, and revenue concentration from our largest private-label contract manufacturing customer as a percentage of total net sales in fiscal 2024 was 42%.

Net sales from our patent and trademark licensing segment decreased 4% during fiscal 2025. The decrease in patent and trademark licensing revenue was primarily due to decreased orders from existing customers partially offset by decreased volume rebates and increased royalty income.

The change in gross profit margin for the year ended June 30, 2025, was as follows:

Percentage
Change
Contract manufacturing (1)	1.4
Patent and trademark licensing (2)	(0.2)
Total change in gross profit margin	1.2

1

Private-label contract manufacturing gross profit margin contribution increased 1.4 percentage points in fiscal 2025 as compared to fiscal 2024. The increase in gross profit as a percentage of sales for private-label contract manufacturing is primarily due to a favorable change in product sales mix, partially offset by a marginal increase in manufacturing overhead costs.

2

During fiscal 2025, patent and trademark licensing gross profit margin contribution decreased 0.2 percentage points as compared to fiscal 2024. The decrease in margin contribution during the year ended June 30, 2025 was primarily due to decreased patent and trademark licensing net sales as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business.

Selling, general and administrative expenses, excluding litigation settlement expenses, increased $1.2 million, or 7% to $16.5 million in fiscal 2025 as compared to $15.4 million in fiscal 2024. This increase is primarily due to increased compensation and benefits costs, legal expenses associated with new patent and tradename registrations, rent, and outside sales commissions. Fiscal 2025 results of operations also included a $1.4  million expense associated with an accrued litigation settlement and related legal costs associated with a PAGA claim.

Other expense, net, increased $1.2 million during fiscal 2025 as compared to fiscal 2024. The increase is primarily due to unfavorable foreign currency exchange volatility and increased interest expense due to increased interest rates and usage of our credit facility.

We recorded an income tax provision of $2.8 million during fiscal 2025 as compared to a tax benefit of $2.2 million in fiscal 2024. The change in our income tax provision in fiscal 2025 compared to the benefit recorded in fiscal 2024 is primarily driven by a $4.8 million valuation allowance that was recognized in fiscal 2025 against our net domestic deferred income tax asset.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $5.9 million in fiscal 2025 compared to net cash used in operating activities of $1.5 million in fiscal 2024.

For the year ended June 30, 2025, changes in accounts receivable provided $2.2 million in cash compared to using $9.9 million in fiscal 2024. The increase in cash provided by accounts receivable during fiscal 2025 primarily resulted from timing of sales and the related collections. Days sales outstanding increased to 44 days during fiscal 2025 compared to 38 days during fiscal 2024, primarily due to customer sales mix and timing of sales and the related collections.

Inventory used $0.6 million in cash during fiscal 2025 compared to providing $5.4 million in fiscal 2024. The change in cash activity from inventory was primarily related to the difference in the amount and timing of orders and anticipated sales in fiscal year 2025 as compared to fiscal year 2024. Changes in accounts payable and accrued liabilities provided $2.9 million in cash during fiscal 2025 compared to providing $5.4 million during fiscal 2024. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in fiscal 2025 was $3.6 million compared to $3.0 million in fiscal 2024. The primary reason for this change is due to increased capital expenditures. Capital expenditures in fiscal 2025 included costs incurred to install solar energy generation equipment on our manufacturing facilities. Capital expenditures in fiscal 2024 included normal expenditures to support equipment and activities in our facilities in California and Switzerland.

Cash used in financing activities in fiscal 2025 was $2.0 million, compared to $2.9 million provided in fiscal 2024. The change in financing activities includes net payments of $1.5 million on outstanding short-term borrowings on our line of credit in fiscal 2025 compared to a $3.4 million increase in short-term net borrowings on our line of credit in fiscal 2024.

At June 30, 2025, we had $9.9 million of borrowing capacity available on our credit facility of which we had outstanding borrowings of $1.9 million. We also owed $8.9 million on a term loan that was borrowed as part of the purchase of our Carlsbad, California manufacturing facility in August 2021. At June 30, 2024, we had $12.0 million of borrowing capacity available on our credit facility of which we had outstanding borrowings of $3.4 million. We also owed $9.2 million on the term loan.

For the quarter ended June 30, 2025, we were not in compliance with the minimum net income and fixed charge coverage ratio covenants of our credit agreement, but these defaults were prospectively waived by the Sixth Amendment to our credit facility, as discussed below.

As of June 30, 2025, we had $12.3 million in cash and cash equivalents of which $11.9 million was held by NAIE. Overall, we believe our available cash, cash equivalents, potential cash flows from operations, and our line of credit will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months. On June 20, 2025, we entered into an amended credit facility with Wells Fargo Bank, National Association ("Wells Fargo"). The amended credit facility extended the maturity date of our credit facility to December 31, 2026, decreased the maximum principal amount that can be borrowed from $12.5 million to $10.0 million, waived all prior events of default, prospectively waived the anticipated covenant violations for the quarter ending June 30, 2025, and modified the financial covenants for the first quarter of fiscal 2026 and beyond. We anticipate we will not be able to comply with all of the covenants required under the modified Credit Agreement in the first half of fiscal 2026, primarily related to the impact on the fixed charge coverage ratio calculation due to the unexpected recognition of the litigation expense and valuation allowance on our net deferred tax assets during the fourth quarter of fiscal 2025. We have advised our lender and are currently negotiating a potential revision to our credit agreement. There can be no assurance we will be able to successfully complete the negotiation of a revised credit facility, or what the differences in amount, cost and other factors may be. Please see Note F in Item 8 of this report for terms of our current modified line of credit.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons, in each case that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2025, we experienced continued price increases for product raw material, and other increased operational costs related to inflationary pressure though to a lesser degree than in fiscal 2024. We currently believe increasing raw material and product cost pricing pressures will continue throughout fiscal 2026 as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, interest rates, tariffs, and global fuel and energy costs. We anticipate current inflation rates will have a negative impact on our fiscal 2026 operations, and we are monitoring the drivers and working with suppliers and customers to mitigate the impact on our results.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Natural Alternatives International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2014.

Irvine, California

September 23, 2025

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$12,325	$11,981
Accounts receivable – less allowance for credit losses of $0 at June 30, 2025 and June 30, 2024	14,644	16,891
Inventories, net	24,871	24,249
Income tax receivable	276	—
Forward contracts	368	492
Prepaids and other current assets	6,792	7,997
Total current assets	59,276	61,610
Property and equipment, net	50,890	52,211
Operating lease right-of-use assets	41,054	43,537
Deferred tax asset, net – noncurrent	—	3,170
Other noncurrent assets, net	719	1,814
Total assets	$151,939	$162,342
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,352	$12,740
Accrued liabilities	3,105	2,847
Accrued compensation and employee benefits	2,173	2,090
Customer deposits	1,364	302
Short-term liability – operating leases	2,227	1,194
Forward contracts	1,967	91
Income taxes payable	411	505
Mortgage note payable, current portion	305	296
Line of credit – current	1,900	3,400
Total current liabilities	28,804	23,465

Long-term liability – operating leases	45,970	46,468
Long-term pension liability	111	141
Mortgage note payable, net of current portion	8,628	8,933
Income taxes payable, noncurrent	—	740
Total liabilities	83,513	79,747
Commitments and contingencies (Notes D, F, H, J and M)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2025 and June 30, 2024, issued and outstanding (net of treasury shares) 6,178,213 at June 30, 2025 and 6,200,185 at June 30, 2024	93	93
Additional paid-in capital	33,611	32,634
Retained earnings	59,391	72,966
Treasury stock, at cost, 3,326,693 shares at June 30, 2025 and 3,280,721 at June 30, 2024	(23,254)	(23,076)
Accumulated other comprehensive loss	(1,415)	(22)
Total stockholders’ equity	68,426	82,595
Total liabilities and stockholders’ equity	$151,939	$162,342

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2025	2024
Net sales	$129,860	$113,796
Cost of goods sold	120,571	106,931
Gross profit	9,289	6,865
Other selling, general and administrative expenses	16,549	15,399
Settlement of legal proceeding and associated expense	1,400	—
Loss from operations	(8,660)	(8,534)
Other income (expense):
Interest income	168	176
Interest expense	(915)	(361)
Foreign exchange loss	(1,340)	(652)
Other, net	7	(93)
Total other expense	(2,080)	(930)
Loss before income taxes	(10,740)	(9,464)
Provision (benefit) for income taxes	2,835	(2,247)
Net loss	$(13,575)	$(7,217)
Change in minimum pension liability, net of tax	$50	$102
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	(1,443)	(41)
Comprehensive loss	$(14,968)	$(7,156)
Net loss per common share:
Basic	$(2.28)	$(1.23)
Diluted	$(2.28)	$(1.23)
Weighted average common shares outstanding:
Basic	5,946,520	5,870,974
Diluted	5,946,520	5,870,974

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2023	9,314,406	$91	$31,436	$80,183	3,240,593	$(22,855)	$(83)	$88,772
Issuance of common stock for restricted stock grants	166,500	2	(2)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	1,200	—	—	—	—	1,200
Repurchase of common stock	—	—	—	—	37,128	(221)	—	(221)
Forfeiture of restricted stock	—	—	—	—	3,000	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	102	102
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(41)	(41)
Net loss	—	—	—	(7,217)	—	—	—	(7,217)
Balance, June 30, 2024	9,480,906	$93	$32,634	$72,966	3,280,721	$(23,076)	$(22)	$82,595
Issuance of common stock for restricted stock grants	24,000	—	—	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	977	—	—	—	—	977
Repurchase of common stock	—	—	—	—	45,972	(178)	—	(178)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	50	50
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,443)	(1,443)
Net loss	—	—	—	(13,575)	—	—	—	(13,575)
Balance, June 30, 2025	9,504,906	$93	$33,611	$59,391	3,326,693	$(23,254)	$(1,415)	$68,426

See accompanying notes to consolidated financial statements.

Natural Alternatives International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30

(in thousands)

	2025	2024
Cash flows from operating activities
Net loss	$(13,575)	$(7,217)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Settlement of legal proceeding and associated expense	1,400	—
Depreciation and amortization	4,560	4,647
Deferred income taxes	3,613	(2,907)
Non-cash lease expenses	7,254	6,083
Non-cash compensation	977	1,200
Pension expense, net of contributions	81	46
Loss on disposal of assets	49	—
Changes in operating assets and liabilities:
Accounts receivable	2,247	(9,869)
Inventories	(622)	5,445
Prepaids and other assets	2,223	(1,597)
Accounts payable and accrued liabilities	2,858	5,387
Operating lease liabilities	(4,235)	(3,003)
Forward contracts	176	372
Income taxes	(1,110)	189
Accrued compensation and employee benefits	36	(273)
Net cash provided by (used in) operating activities	5,932	(1,497)
Cash flows from investing activities
Purchases of property and equipment	(3,614)	(3,017)
Net cash used in investing activities	(3,614)	(3,017)
Cash flows from financing activities
(Payments) Borrowings on line of credit	(1,500)	3,400
Repurchase of common stock	(178)	(221)
Payments on long-term debt	(296)	(288)
Net cash (used in) provided by financing activities	(1,974)	2,891
Net increase (decrease) in cash and cash equivalents	344	(1,623)
Cash and cash equivalents at beginning of year	11,981	13,604
Cash and cash equivalents at end of year	$12,325	$11,981
Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$323	$463
Interest	$814	$285

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Summary of Significant Accounting Policies

Organization

We provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also seek to commercialize our patent and trademark estate related to the ingredient known as beta-alanine sold under our CarnoSyn®, SR CarnoSyn® and TriBsyn™ trademarks through raw material and finished product sales and various license and similar arrangements.

Subsidiaries

On January 22, 1999, Natural Alternatives International Europe S.A., a Swiss Corporation (NAIE) was formed as our wholly owned subsidiary, based in Manno, Switzerland. In September 1999, NAIE opened a manufacturing facility and currently possesses manufacturing capability in encapsulation, powders, tablets, finished goods packaging, quality control laboratory testing, warehousing, distribution and administration.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment in this update is effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. We adopted this guidance in fiscal 2025 and will adopt the guidance in interim periods beginning in fiscal 2026. The adoption of ASU 2023-07 did not materially impact our results of operations or our financial statement presentation or related disclosures.

Recently Issued Accounting and Regulatory Pronouncements

In November of 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses presented in the Consolidated Statements of Operations and Comprehensive Loss. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires prospective application to financial statements issued for reporting periods after the effective date of ASU 2024-03, and it allows for election to retrospectively adopt to any or all comparatively presented prior periods in the financial statements beginning before the effective date. This ASU will be adopted in our annual financial statements for the year ending June 30, 2028.  We are currently evaluating the impact of this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU will be adopted in our annual financial statements for the year ending June 30, 2026. We are currently evaluating the impact of this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

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

Except for cash and cash equivalents, as of June 30, 2025 and June 30, 2024, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	June 30,	June 30,
	2025	2024
Interest Swap – Other Current Assets	$—	$111
Euro Forward Contract– Current Assets	—	492
Swiss Franc Forward Contract – Current Assets	368	—
Total Derivative Contracts – Current Assets	368	603

Euro Forward Contract– Other Noncurrent Assets	—	78
Total Derivative Contracts – Other Noncurrent Assets	—	78

Euro Forward Contract–Current Liabilities	(1,704)	—
Swiss Franc Forward Contract – Current Liabilities	(263)	(91)
Total Derivative Contracts – Current Liabilities	(1,967)	(91)

Fair Value Net Asset – all Derivative Contracts	$(1,599)	$590

We also classify any outstanding line of credit and term loan balance as a Level 2 liability, as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of June 30, 2025, we had $1.9 million outstanding on our line of credit and of $8.9 million outstanding on our term loan.  As of June 30, 2024, we had $3.4 million outstanding on our line of credit and $9.2 million outstanding on our term loan. As of June 30, 2025 and June 30, 2024, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2025 or fiscal 2024.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2025 and 2024, we recognized no impairment losses.

Derivative Financial Instruments

We may use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted sales denominated in Euros and Swiss Francs, our long-term lease liability denominated in Swiss Francs and our exposure to interest rate fluctuations related to our term-note with Wells Fargo.

We may hedge our foreign currency exposures by entering into offsetting forward exchange contracts. To the extent we use derivative financial instruments that meet the relevant criteria, we account for them as cash flow hedges. Foreign exchange derivative instruments that do not meet the criteria for cash flow hedge accounting are marked-to-market through the Consolidated Statements of Operations and Comprehensive Loss. Historically, our cash flow derivative instruments related to our Euro sales have met the criteria for hedge accounting, while our derivative instruments related to our long-term lease liability have not. In the fourth quarter of fiscal 2025, we began hedging our currency risk associated with sales denominated in Swiss Franc and these derivative instruments meet the criteria for cash flow hedge accounting.

We recognize any unrealized gains and losses associated with derivative instruments accounted for as cash flow hedges in income in the period in which the underlying hedged transaction is realized. To the extent the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2025, we held derivative contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar, which are the Euro and Swiss Franc. As of June 30, 2025, the notional amounts of our foreign exchange contracts were $35.5 million (€31.2 million) for Euro sales and $6.8 million (CHF 5.4 million) for Swiss Franc sales. These contracts will mature over the next 11 months.

As of June 30, 2025, we held foreign currency contracts not designated as cash flow hedges primarily to protect against changes in valuation of our long-term lease liability associated with our Swiss manufacturing and storage facilities. As of June 30, 2025, the notional amounts of our foreign currency contracts not designated as cash flow hedges were $11.8 million (CHF 9.5 million). These contracts will mature in the first quarter of fiscal year 2026.

We are exposed to interest rate fluctuations related to our $10.0 million Term Note with Wells Fargo, which carries a variable interest rate of 1.80% above the SOFR rolling 30-day average. To manage our exposure to this variable rate, on August 23, 2021, we entered into a floored interest rate swap that fixes our all-in rate on this loan to 2.4% for the first three years of the term loan which expired on September 3, 2024.

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

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling one or more performance obligations. We identify purchase orders from customers as contracts. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, including estimates for early payment discounts, volume rebates, and contractual discounts. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period, and the impact of any adjustment is recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider both the customer's ability and intent to pay the amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, which is typically 30 days from the invoice date. Invoices are generally issued on the date of transfer of control of the products ordered to the customer.

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

We provide early payment discounts to certain customers. We evaluate the likelihood of customers taking advantage of these discounts based on historical payment trends. The cost of these discounts is reported as a reduction to the transaction price. If the actual discounts differ from those estimated, the difference is also reported as a change in the transaction price. We require prepayment from certain customers. We record any payments received in advance of contracts fulfillment as a contract liability, and they are classified as customer deposits on the consolidated balance sheet.

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2024	Additions	Revenue Recognized	Customer Refunds	June 30, 2025
Contract Liabilities (Customer Deposits)	$302	$4,371	$(3,309)	$—	$1,364

	June 30, 2023	Additions	Revenue Recognized	Customer Refunds	June 30, 2024
Contract Liabilities (Customer Deposits)	$317	$2,500	$(2,515)	$—	$302

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of June 30, 2025, we have $11,000 in our returns reserve.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn®, SR CarnoSyn® and TriBsyn™ trademarks. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $8.1 million during fiscal 2025 and $8.4 million during fiscal 2024. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $0.3 million during fiscal 2025 and $0.3 million during fiscal 2024.

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

Research and development costs are expensed when incurred. Our research and development expenses for the last two fiscal years ended June 30 were $1.8 million for fiscal 2025 and $1.9 million for fiscal 2024. These costs are included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $0.4 million during the fiscal year ended June 30, 2025 and $0.3 million during fiscal 2024. These costs are included in selling, general and administrative expenses.

Income Taxes

To determine our annual provision for income taxes, we use an estimated annual effective tax rate that is based on annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized based on whether future taxable income will be generated during the periods in which those temporary differences become deductible. During the year ended June 30, 2025, we recorded a valuation allowance against deferred income tax assets of $4.8 million, representing the amount of our deferred income tax assets in excess of our deferred income tax liabilities. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we have realized related to our US-based operations in recent years, that realization of the net deferred income tax asset was more likely than not. The valuation allowance recorded during fiscal 2025 primarily related to fiscal 2025 and prior net operating loss carry forwards and changes in other deferred tax items recognized during fiscal 2025. As a result of the recognition of these valuation adjustments, we have a $4.8 million net deferred tax asset offset by a valuation allowance of $4.8 million resulting in a net deferred tax asset of $0 as of June 30, 2025. This valuation allowance did not have any effect on the tax expense and related liability recorded for operating income recognized by NAIE during the year ended June 30, 2025.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly, and adjustments are made as events occur that we believe warrant adjustments to the reserves. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2025 and June 30, 2024, we did not record any tax liabilities for uncertain tax positions.

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

Net Loss per Common Share

We compute basic net loss per common share using the weighted average number of common shares outstanding during the year, and diluted net loss per common share using the additional dilutive effect of all dilutive securities. The dilutive impact of stock options and restricted shares account for the additional weighted average shares of common stock outstanding for our diluted net income per common share computation. We calculated basic and diluted net (loss) income per common share as follows (in thousands, except per share data):

	For the Years Ended June 30,
	2025	2024
Numerator
Net loss	$(13,575)	$(7,217)
Denominator
Basic weighted average common shares outstanding	5,947	5,871
Dilutive effect of stock options and restricted stock shares	—	—
Diluted weighted average common shares outstanding	5,947	5,871
Basic net loss per common share	$(2.28)	$(1.23)
Diluted net loss per common share	$(2.28)	$(1.23)

We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive. During the year ended June 30, 2025, we excluded 222,551 shares of unvested restricted stock. For the year ended  June 30, 2024 we excluded restricted stock totaling 232,574, as their impact would have been anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions. Credit risk with respect to receivables is primarily concentrated with our three largest customers, whose receivable balances collectively represented 67.8% of gross accounts receivable at June 30, 2025 and 72.6% at June 30, 2024.

Additionally, amounts due related to our beta-alanine raw material sales were 6.8% of gross accounts receivable at June 30, 2025 and 4.4% of gross accounts receivable at June 30, 2024. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2025	2024
Raw materials	$17,632	$18,489
Work in progress	3,943	3,362
Finished goods	4,054	3,038
Reserves	(758)	(640)
	$24,871	$24,249

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable
	Life
	In Years	2025	2024
Land	NA	$8,940	$8,940
Building and building improvements	7 – 39	24,650	24,723
Machinery and equipment	3 – 12	41,311	43,631
Office equipment and furniture	3 – 5	6,936	6,765
Vehicles	3	237	237
Leasehold improvements	1 – 20	24,788	23,223
Total property and equipment		106,862	107,519
Less: accumulated depreciation and amortization		(55,972)	(55,308)
Property and equipment, net		$50,890	$52,211

During fiscal year 2025, we disposed of machinery and equipment primarily due to obsolescence with total original value of $3.945 million and related accumulated depreciation of $3.896 million resulting in a loss on disposal of assets of $49,000.

Depreciation and amortization expense was $4.6 million in both fiscal 2025 and fiscal 2024.

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

Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset, or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of June 30, 2025, the weighted average remaining lease term for our operating leases was 8.6 years. The weighted average discount rate for our operating leases was 5.94%. As of June 30, 2024, the weighted average remaining lease term for our operating leases was 9.5 years and the weighted average discount rate was 5.92%. The lease discount rate is determined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset, lease liability, and the short-term lease cost for the years ended June 30, 2025 and 2024 was not material.

Other information related to leases was as follows (in thousands) for the year ended June 30,

Supplemental Cash Flows Information	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$4,302	$2,966
Net increase in operating lease liabilities and right-of-use assets due to lease remeasurement	-	25,692

E. Other Comprehensive (Loss) Income

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following at June 30 (dollars in thousands):

	Year Ended June 30, 2025
		Unrealized	Unrealized
		Gains	Gains
		(Losses)	(Losses)
	Defined	on	on
	Benefit	Cash Flow	Swap
	Pension Plan	Hedges	Derivative	Total

Balance as of June 30, 2024	$(278)	$172	$84	$(22)

OCI/OCL before reclassifications	(21)	(1,983)	(111)	(2,115)
Amounts reclassified from OCI	86	192	—	278

Tax effect of OCI activity	(15)	432	27	444
Net current period OCI/OCL	50	(1,359)	(84)	(1,393)
Balance as of June 30, 2025	$(228)	$(1,187)	$—	$(1,415)

	Year Ended June 30, 2024
		Unrealized	Unrealized
		(Losses)	Gains
		Gains	(Losses)
	Defined	on	on
	Benefit	Cash Flow	Swap
	Pension Plan	Hedges	Derivative	Total

Balance as of June 30, 2023	$(380)	$(110)	$407	$(83)

OCI/OCL before reclassifications	88	538	(422)	204
Amounts reclassified from OCI	39	(92)	—	(53)

Tax effect of OCI activity	(25)	(164)	99	(90)
Net current period OCI/OCL	102	282	(323)	61
Balance as of June 30, 2024	$(278)	$172	$84	$(22)

F. Debt

We have had a credit line with Wells Fargo Bank, N.A (“Wells Fargo”) for many years. The credit line has been amended, modified, and extended several times, most recently on June 20, 2025, when we entered into a Sixth Amendment to Credit Agreement.  The Sixth Amendment waived all prior instances of non-compliance and preemptively waived anticipated non-compliance with covenants in the quarter ending June 30, 2025. The amended Credit Agreement extended the credit line to December 31, 2026, decreased the maximum principal amount that can be borrowed from $12.5 million to $10.0 million, increased the interest rate on borrowings under the line of credit to 3.25%, increased the unused commitment fee to 0.375%, and added the Company’s powder processing facility in Carlsbad, California as security for the amended Credit Agreement. Our obligations under the Credit Agreement are also secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment, and fixtures.

The Sixth Amendment also included modifications to our covenants under the Credit Agreement, including (i) net loss not greater than $250,000 for the first quarter of fiscal 2026, a net loss not greater than $750,000 for the first half of fiscal 2026, and net income of at least $1.00 on a year to date basis starting with the third quarter of fiscal 2026 and each fiscal quarter thereafter; (ii) fixed charge coverage ratio calculated on a rolling 4-quarter basis of not less than 1.0 to 1.0 for the first quarter of fiscal 2026 and not less than 1.25 to 1.0 for the second fiscal quarter of 2026 and all quarters thereafter. Amounts outstanding that are subject to a fluctuating interest rate may be prepaid at any time without penalty.

Amounts outstanding under our credit line are subject to a fixed interest rate, may be prepaid at any time in minimum amounts of $100,000 subject to a prepayment fee equal to the sum of the discounted monthly differences between payment under a fixed rate versus payment under the variable rate for each month from the month of prepayment through the month in which the then applicable fixed rate term matures. There is an unused commitment fee of 0.375% required as part of the line of credit, and an extension fee of $20,000 was incurred upon execution of the Sixth Amendment.

We have a Term Note with Wells Fargo we entered into on August 16, 2021 to borrow part of the purchase price of our powder processing and warehouse property in Carlsbad, California.  The Term Note is secured by a first mortgage on that property.  The Term Note was in the original principal amount of $10.0 million and is a seven-year note with payments fully amortized based on a twenty-five year assumed term. Installment payments under this term loan commenced October 1, 2021 and continue through August 1, 2028 with a final installment consisting of all remaining amounts due, is due September 1, 2028. Amounts outstanding on this note during the term of the agreement bear interest at the rate of 1.8% above the SOFR rolling 30-day average.

We also have credit approval with Wells Fargo Bank, which allows us to hedge foreign currency exposures up to 12 months in the future, and we have credit approval with Bank of America which allows us to hedge foreign currency exposures up to 24 months in the future.

As of June 30, 2025, we had $8.9 million outstanding under the Term Note. The future debt payments under the Term Note are as follows (in thousands):

	2026	2027	2028	2029	2030 and Thereafter	Total
Future Debt Payments	$305	$315	$325	$7,988	$—	$8,933

For the quarter ended June 30, 2025, we were not in compliance with the minimum net income and fixed charge coverage ratio covenants of our credit agreement, but these defaults were prospectively waived by the Sixth Amendment to our credit facility. We anticipate we will not be able to comply with all of the covenants required under the modified Credit Agreement in the first half of fiscal 2026, primarily related to the impact on the fixed charge coverage ratio calculation due to the unexpected recognition of the litigation expense and valuation allowance on our net deferred tax assets during the fourth quarter of fiscal 2025. We have advised our lender and are currently negotiating a potential revision to our credit agreement. There can be no assurance we will be able to successfully complete the negotiation of a revised credit facility, or what the differences in amount, cost and other factors may be.

As of June 30, 2025, we had $1.9 million outstanding on our credit facility with Wells Fargo Bank. Our available borrowing capacity under the amended terms of our amended credit facility was $9.9 million as of June 30, 2025.

G. Income Taxes

During fiscal 2025, we recorded U.S.-based domestic tax expense of $2.7 million and foreign tax expense of $0.1 million. During fiscal 2024, we recorded U.S.-based domestic tax benefit of $2.2 million and negligible foreign tax benefit.

During fiscal 2025, we recorded a valuation allowance against net domestic deferred income tax assets of $4.8 million, representing the amount of our deferred income tax assets in excess of our domestic deferred income tax liabilities. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we have realized related to our US-based operations in recent years, that realization of the net deferred income tax asset was more likely than not. The valuation allowance recorded during fiscal 2025 primarily related to fiscal 2025 and prior net operating loss carry forwards and changes in other deferred tax items recognized during fiscal 2025. As a result of the recognition of these valuation adjustments, we have a $4.8 million net deferred tax asset offset by a valuation allowance of $4.8 million resulting in a net deferred tax asset of $0 as of June 30, 2025. This valuation allowance did not have any effect on the tax expense and related liability recorded for operating income recognized by NAIE during the year ended June 30, 2025.

The following is a geographical breakdown of loss before income taxes (in thousands):

	2025	2024

United States	$(11,520)	$(9,046)
Foreign	780	(418)
Total loss before income taxes	$(10,740)	$(9,464)

The provision (benefit) for income taxes for the years ended June 30 consisted of the following (in thousands):

	2025	2024
Current:
Federal	$(858)	$(55)
State	(17)	41
Foreign	161	66
	(714)	52
Deferred:
Federal	(1,198)	(2,007)
State	(68)	(223)
Foreign	—	(69)
Valuation allowance	4,815	—
	3,549	(2,299)
Total provision (benefit) for income taxes	$2,835	$(2,247)

Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2025	2024
Deferred tax assets:
Inventory capitalization	$295	$279
Inventory reserves	176	148
Lease liability	8,678	8,497
Net operating loss carry forward	2,151	1,505
Accrued compensation	186	140
Capitalized research and experimentation	944	694
Accrued contingent fee	72	207
Stock-based compensation	95	129
Forward contracts	378	—
Tax credit carry forward	722	682
Pension liability	52	67
Accrued settlement of legal proceeding	302	—
Other, net	296	215
Total gross deferred tax assets	14,347	12,563

Deferred tax liabilities:
Withholding taxes	(134)	(134)
Fixed assets	(1,577)	(1,485)
Forward contracts	—	(54)
Lease assets	(7,464)	(7,694)
Employee retention tax credit refund	(358)	—
Other, net	—	(26)
Deferred tax liabilities	(9,533)	(9,393)
Valuation allowance	(4,814)	—
Net deferred tax assets	$—	$3,170

As of June 30, 2025, the Company had U.S. federal net operating loss carryforwards of $8.0 million which may be carried forward indefinitely. The Company has state net operating loss carryforwards of $6.8 million, which, if unutilized, will begin to expire beginning in fiscal year 2032. The Company has federal and state tax credits of $0.8 million, which, if unutilized, will begin to expire in fiscal year 2041.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the annual use of the net operating loss carry forwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. We did not have any ownership changes that met this criterion during the fiscal years ended June 30, 2025 and June 30, 2024.

We are subject to taxation in the U.S., Switzerland and various state jurisdictions. Our tax years for the fiscal year ended June 30, 2020 and forward are subject to examination by the U.S. tax authorities. Our tax years for the fiscal years ended June 30, 2019 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2023 and forward are subject to assessment by the Swiss tax authorities.

NAIE’s effective tax rate for the fiscal year ended  June 30, 2025 for Swiss federal, cantonal and communal taxes is approximately 21%.

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

For tax years commencing on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017, also eliminated the ability to immediately deduct research and development costs. Instead, taxpayers were mandated to capitalize these expenses and amortize them over five years for research conducted within the United States and 15 years for research conducted abroad, as stipulated in IRC Section 174. Although the requirements of the Tax Cuts and Jobs Act of 2017 are applicable for our fiscal year ended on June 30, 2025, the One Big Beautiful Bill Act was voted into law by congress on July 4, 2025 and restores the immediate expensing of domestic research and development expenses while making permanent the capitalization and amortization rules of research and development conducted abroad. The One Big Beautiful Bill Act is effective beginning in our fiscal year 2026. No dividends to NAI were declared by NAIE in fiscal 2025. During fiscal 2024, NAIE declared a dividend to NAI of $5.4 million, which was paid in the first quarter of fiscal 2025. These amounts are part of the undistributed earnings that we recorded a one-time deemed repatriation transition tax in fiscal 2018, and therefore, we did not recognize any additional tax on these dividends. However, as part of these dividends, we were required to pay a 5% Swiss withholding tax totaling $0.3 million in fiscal 2024 which was also accrued for as part of the implementation of the Tax Act in fiscal 2018.

A reconciliation of our income tax provision (benefit) computed by applying the statutory federal income tax rate of 21% for fiscal 2025 and for fiscal 2024 to net loss before income taxes for the year ended June 30 is as follows (dollars in thousands):

	2025	2024
Income taxes computed at statutory federal income tax rate	$(2,256)	$(2,033)
State income taxes, net of federal income tax expense	(177)	(215)
Permanent differences	10	(20)
Foreign tax rate differential	(2)	131
Tax credits	(61)	(170)
Stock based compensation	123	93
Global intangible low-taxed income (GILTI)	233	—
Return to provision - differences	150	(33)
Change in valuation allowance, net	4,815	—
Income tax provision (benefit) as reported	$2,835	$(2,247)
Effective tax rate	(26.4)%	(23.7)%

We expect our U.S. federal statutory rate to be 21% for fiscal years going forward.

H. Employee Benefit Plans

401(k) Plan

We have a profit-sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. Effective January 1, 2022, all employees became eligible to participate in the plan the first of the month following 30 days of employment. Also effective, January 1, 2025, we match 50% of the first 6% of a participant’s compensation contributed to the plan. The total contributions under the plan charged to income from operations totaled $0.5 million for fiscal 2025 and $0.6 million for fiscal 2024.

Additionally, we have a discretionary profit-sharing plan pursuant to Section 401(k) of the Code, whereby we may contribute an additional percentage of compensation. Employees are not required to contribute to the plan to receive the discretionary profit-sharing contribution. We did not make any discretionary profit-sharing contributions in fiscal 2025 or in fiscal 2024.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to results from operations for these benefits totaled $1.6 million for the fiscal year ended June 30, 2025 and $1.4 million for the fiscal year ended June 30, 2024.

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

During the year ended June 30, 2025, we granted a total of $0.2 million in deferred cash awards to members of our Board of Directors. During the year ended June 30, 2024, we granted a total of $0.9 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. Each deferred cash award provides for three equal cash payments to the applicable Participant to be paid on the one year, two year, and three year anniversaries of the date of the grant of such Awards, (the “Award Date”); provided on the date of each payment (the “Payment Date”), the Participant has been since the Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments shall be made in connection with the Award.

No deferred cash awards were forfeited during the fiscal year ended June 30, 2025 and the fiscal year ended June 30, 2024.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2025	2024
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,374	$1,364
Interest cost	46	49
Actuarial gain (loss)	62	(39)
Benefits paid	(330)	—
Benefit obligation at end of year	$1,152	$1,374
Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,232	$1,025
Actual return on plan assets	92	91
Employer contributions	48	116
Benefits paid	(330)	—
Fair value of plan assets at end of year	$1,042	$1,232
Reconciliation of Funded Status:
Difference between benefit obligation and fair value of plan assets	$(110)	$(142)
Unrecognized net actuarial loss in accumulated other comprehensive income	217	282
Net amount recognized	$107	$140

Projected benefit obligation	$1,152	$1,374
Accumulated benefit obligation	$1,152	$1,374
Fair value of plan assets	$1,042	$1,232

The weighted-average discount rate used for determining the projected benefit obligations for the defined benefit pension plan was 5.29% for the year ended June 30, 2025 and 5.28% during the year ended June 30, 2024.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2025	2024
Interest cost	$46	$49
Expected return on plan assets	(51)	(42)
Recognized actuarial loss	24	39
Settlement loss	62	—
Net periodic benefit expense	$81	$46

In the fiscal year ended June 30, 2025, we contributed $48,000 to our defined benefit pension plan, and in the fiscal year ended  June 30, 2024, we contributed $116,000 to our defined benefit pension plan.

The following is a summary of changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (in thousands):

	2025	2024
Net income (loss)	$21	$(88)
Settlement loss	(62)	—
Amortization of net loss	(24)	(39)
Total recognized in other comprehensive loss	$(65)	$(127)
Total recognized in net periodic benefit cost and other comprehensive loss	$16	$(81)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $17,000. We do not have any transition obligations or prior service costs recorded in accumulated other comprehensive income.

The following benefit payments are expected to be paid (in thousands):

2026	$781
2027	101
2028	29
2029	33
2030	—
2031-2035	244
Total benefit payments expected to be paid	$1,188

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2025	2024
Discount rate	5.29%	5.28%
Expected long-term rate of return	6.70%	6.70%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

			Target
	2025	2024	Allocation
Equity securities	60%	72%	53%
Debt securities	35%	14%	41%
Cash alternatives	4%	14%	2%
Commodities	1%	0%	4%
	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2025 were as follows (in thousands):

		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities (1)	$623	$623	$—	$—
Debt securities (2)	$370	$370	$—	$—
Other (3)	$49	$49	$—	$—
Total	$1,042	$1,042	$—	$—

(1)	This category is comprised of publicly traded funds of which 74% are U.S. large-cap funds, 20% are U.S. mid-cap funds, and 6% U.S. small-cap funds.

(2)	This category is comprised of publicly traded funds, of which 52% are U.S. fixed income funds and 48% are corporate, foreign or emerging market funds.

(3)	This category is comprised of publicly traded assets, of which 81% are money market funds and 19% are commodities.

I. Stockholders' Equity

Treasury Stock

On September 18, 2020, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan (“Repurchase Plan”), thus bringing the total authorized repurchase amount to $12.0 million. On March 12, 2021, the Board of Directors authorized an additional $3.0 million increase to the Repurchase Plan, thus bringing the total authorized repurchase amount to $15.0 million. On January 14, 2022, the Board of Directors authorized an additional $3.0 million increase to the Repurchase Plan, thus bringing the total authorized repurchase amount to $18.0 million. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. Our Credit Agreement with Wells Fargo as amended, currently prohibits most stock repurchases (see Note F). As a result, until that restriction is modified or removed, we do not intend to purchase our shares other than our longstanding practice of purchasing shares from our employees in exchange for paying the employees’ withholding tax requirements upon vesting of restricted stock held by the employee.

Treasury Stock repurchases for the year ended June 30, 2025 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	—	$—	$—
Shares acquired from employees for restricted stock vesting	45,972	3.88	178
Total	45,972		$178

Treasury Stock repurchases for the year ended  June 30, 2024 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	—	$—	$—
Shares acquired from employees for restricted stock vesting	37,128	5.96	221
Total	37,128		$221

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

Stock Incentive Plans

For the years ended June 30, 2025 and June 30, 2024, the Company had no stock options outstanding.

Restricted stock activity for the year ended June 30, 2025 was as follows:

		Weighted
	Number of	Average Grant
	Shares –	Date Fair
	2020 Plan	Value
Nonvested at June 30, 2024	283,107	$7.50
Granted	24,000	$3.84
Vested	(133,122)	$8.31
Forfeited	—	$—
Nonvested at June 30, 2025	173,985	$6.38

Available for grant at June 30, 2025	158,877

Restricted stock activity for the year ended  June 30, 2024 was as follows:

		Weighted
	Number of	Average Grant
	Shares –	Date Fair
	2020 Plan	Value
Nonvested at June 30, 2023	223,682	$10.39
Granted	166,500	$6.09
Vested	(104,075)	$11.39
Forfeited	(3,000)	$9.59
Nonvested at June 30, 2024	283,107	$7.50

Available for grant at June 30, 2024	182,877

Restricted stock grants, granted to members of our Board of Directors and certain key members of our management team, vest over a period of up to three years from the date of grant and the unvested shares cannot be sold or otherwise transferred and the right to receive dividends, if declared by our Board of Directors, is forfeitable until the shares become vested. The total remaining unrecognized compensation cost related to unvested restricted stock shares amounted to $0.9 million at June 30, 2025 and the weighted average remaining requisite service period of unvested restricted stock shares was 1.6 years.

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

NAIE leases facility space in Manno, Switzerland from two unaffiliated third parties. The leased spaces total approximately 116,000 square feet. We primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European and Asian marketplaces. On May 4, 2022, NAIE further extended the lease on its main manufacturing facility for a new term of ten years effective January 1, 2023 with a new expiration date of December 31, 2032, with an option to extend one year.

On November 5, 2018, NAIE entered into a lease with Sofinol SA for approximately 2,870 square meters of commercial warehouse space in a building located on the property adjacent to the leasehold for the primary existing NAIE facility in Manno, Switzerland. NAIE uses the space primarily for raw material storage. The lease was for an initial five-year term commencing on January 1, 2019 and NAIE can terminate the lease with 12 months advance notice given on June 30th or December 31st each year of the initial term. At the end of the initial term the lease transfers to an indefinite tenancy at the same rental rate terminable by NAIE or the landlord upon 12 months' advance notice. This initial term of this lease ended on December 31, 2024 and as of June 30, 2025, we have not provided notification of terminating this lease, so the term automatically extended to December 31, 2026.

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

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2025 (in thousands):

						There-
	2026	2027	2028	2029	2030	after	Total
Gross minimum rental commitments	$5,014	$4,889	$4,863	$4,996	$9,009	$20,420	$49,191

Rental expense totaled $5.5 million for the fiscal year ended June 30, 2025 and $5.4 million for the fiscal year ended June 30, 2024.

K. Economic Dependency

We had substantial net sales to certain customers in our private-label contract manufacturing segment during the fiscal years ended June 30 shown in the following table. The loss of any of these customers, or a significant decline in sales or the growth rate of sales to these customers, or in their ability to make payments when due, could have a material adverse impact on our net sales and net operating results. Net sales to any one customer representing 10% or more of the respective year’s consolidated net sales were as follows (dollars in thousands):

	Fiscal 2025	Fiscal 2024
Customer 1	$42,289	$48,055
Customer 2	17,707	12,941
Customer 3	17,165	16,312
	$77,161	$77,308

Accounts receivable from these customers totaled $9.9 million at June 30, 2025 and $12.3 million at June 30, 2024.

We buy certain products, including beta-alanine, from a single supplier. The loss of this supplier or other raw material suppliers could have a material adverse impact on our net results of operations. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Year ended June 30,
	2025		2024
		% of Total		% of Total
	Raw Material	Raw	Raw Material	Raw
	Purchases by	Material	Purchases by	Material
	Supplier	Purchases	Supplier	Purchases
Supplier 1	$12,004	18%	$11,624	23%
	$12,004	18%	$11,624	23%

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

During the year ended June 30, 2025 and prior, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. These contracts are expected to be settled through June 2026. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (OCI) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item as well as ensuring the assumptions we made at hedge inception have not materially changed. No hedging relationships were terminated as a result of ineffective hedging for the years ended June 30, 2025 and June 30, 2024.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of June 30, 2025, the notional amounts of our foreign exchange contracts accounted for as cash flow hedges were $35.5 million (€31.2 million) for Euro sales and $6.8 million (CHF 5.4 million) for Swiss Franc sales. As of June 30, 2025, a net loss of approximately $1.6 million offset by approximately $0.4 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. As of June 30, 2024, a net gain of approximately $0.2 million, offset by approximately $0.1 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that $1.6 million of the net loss as of June 30, 2025, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

During the year ended June 30, 2025, we recognized $1.6 million of net losses in OCI and reclassified $0.2 million of net losses and forward point amortization from OCI to Net Sales. During the year ended June 30, 2024, we recognized $0.8 million of net gains in OCI and reclassified $0.4 million of gains and forward point amortization from OCI to Net Sales.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the year ended June 30, 2025, we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of June 30, 2025, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $11.8 million (CHF 9.5 million).

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

Settlement of Legal Proceeding

In December 2023, we were sued by three former employees in two separate, but substantially identical matters brought by the same law firm.  The lawsuits were filed as a putative class action and a PAGA action seeking awards for all similarly situated employees going back ten years or more. We responded to these actions and agreed to submit the matters for mediation. On July 3, 2025, the mediation took place, and a tentative settlement agreement was reached whereby we agreed to contribute a maximum of $1.25 million. We have joined with the plaintiffs in moving the court to consolidate the two actions.  The potential settlement has been brought before the court and all similarly situated employees need to be contacted, and they may elect to participate or not. The process of obtaining court approval of the settlement is estimated to take approximately one year. We accrued the maximum settlement amount in our results of operations as of  June 30, 2025 along with estimated related legal fees of approximately $0.15 million.

Employee Retention Tax Credit

In fiscal 2023, we recorded a $3.5 million Employee Retention Tax Credit ("ERTC") net refund associated with the Coronavirus Aid, Relief, and Economic Security Act signed into law in March 2020 and extended with the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021. These acts provided numerous tax provisions and other stimulus measures, including the ERTC. Under these expanded measures, we determined during fiscal 2023 that we qualified for the ERTC for the first three quarters of calendar 2021 and filed the required amended payroll tax returns to claim this refund. On December 9, 2024, the Internal Revenue Service ("IRS") sent us a 105c letter informing us that they do not believe we qualify for the tax credit for the third quarter of calendar 2021. We disagreed with the position the IRS noted in their denial letter and responded to their letter to contest their claim. Although we had received this initial denial from the IRS, we believe we were entitled to the refund for these claims and therefore we have not made any allowances against the accrual for the related refund that was recorded in fiscal 2023. We have not yet received any additional correspondence from the IRS associated with our appeal related to the third quarter of calendar 2021, but in April 2025, we collected the refund amounts associated with our ERTC filings for the first and second quarters of calendar year 2021, which totaled $2.9 million.

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

Government Trade Tariffs

The President of the United States has recently ordered U.S. government agencies to enforce new and increased tariffs on a wide range of goods and materials imported from foreign trade partners. Some tariffs have been presently deferred, and details of future tariff restrictions continuously evolve. Current and future implementation of tariffs may include products and ingredients we or our customers require for their products. These goods may include beta-alanine. The commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. In response, China and other governments have imposed tariffs on certain American products. The resulting tariffs could have a significant adverse effect on our customers' businesses, the availability of beta-alanine, and the cost of our products. While we do not know how potential increased tariffs will be imposed, or how any tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products or ingredients we use in the products we manufacture could adversely impact our customers as a result of increased product costs, and such increased costs could have an adverse impact on the availability of beta-alanine, the licensing of our patents and trademarks and our distribution of this raw material. This could adversely impact our ability to license our patents and trademarks, our ability to sell beta-alanine, and our customers’ ability to compete in the marketplace, reducing demand for our products, and products we manufacture for our customers. Any of these events could have a material adverse effect on our business and results of operations.

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

N. Segment Information

Our business consists of two segments for financial reporting purposes. The two segments are identified as (i) private-label contract manufacturing, which primarily relates to the provision of private-label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn® and SR CarnoSyn® trade names and TriBsyn™ trademark.

The chief operating decision maker is the Company's Chief Executive Officer, who, in conjunction with senior management, evaluates segment performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. Transfers of raw materials between segments are recorded at cost. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A.

Our operating results by business segment for the year ended June 30, 2025 were as follows (in thousands):

				Natural
			Corporate	Alternatives
	Private-label	Patent and	expenses	International
	contract	trademark	not allocated	Inc.
	manufacturing	licensing	to segments	Consolidated

Net sales	$121,779	$8,081	$-	$129,860
Cost of goods sold	118,111	2,460	-	120,571
Gross profit	3,668	5,621	-	9,289
Other selling, general and administrative expenses	5,395	2,215	8,939	16,549
Settlement of legal proceeding and associated expense	-	-	1,400 (1)	1,400

(Loss) income from operations	(1,727)	3,406	(10,339)	(8,660)

Other income (expense):
Interest income	168	-	-	168
Interest expense	(915)	-	-	(915)
Foreign exchange loss	(1,340)	-	-	(1,340)
Other, net	7	-	-	7
Total other expense	(2,080)	-	-	(2,080)

(Loss) income before income taxes	(3,807)	3,406	(10,339)	(10,740)
Provision for income taxes				2,835
Net loss				$(13,575)

Other supplemental information:
Stock-based compensation	$887	$90	$-	$977
Depreciation and amortization	4,553	7	-	4,560
Total assets	113,843	38,096	-	151,939
Capital expenditures	3,614	-	-	3,614

1	Expenses accrued for gross settlement of legal action pursuant to and in accordance with California's PAGA and related legal fees for services associated with the legal settlement were allocated to Corporate expenses.

Our operating results by business segment for the year ended June 30, 2024 were as follows (in thousands):

				Natural
			Corporate	Alternatives
	Private-label	Patent and	expenses	International
	contract	trademark	not allocated	Inc.
	manufacturing	licensing	to segments	Consolidated

Net sales	$105,358	$8,438	$-	$113,796
Cost of goods sold	103,727	3,204	-	106,931
Gross profit	1,631	5,234	-	6,865
Selling, general and administrative expenses	5,097	1,915	8,387	15,399

(Loss) income from operations	(3,466)	3,319	(8,387)	(8,534)

Other income (expense):
Interest income	176	-	-	176
Interest expense	(361)	-	-	(361)
Foreign exchange loss	(652)	-	-	(652)
Other, net	(93)	-	-	(93)
Total other expense	(930)	-	-	(930)

(Loss) income before income taxes	(4,396)	3,319	(8,387)	(9,464)
Benefit for income taxes				(2,247)
Net loss				$(7,217)

Other supplemental information:
Stock-based compensation	$1,104	$96	$-	$1,200
Depreciation and amortization	4,640	7	-	4,647
Total assets	127,786	34,556	-	162,342
Capital expenditures	3,017	-	-	3,017

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2025	2024
United States	$79,128	$73,512
Markets outside the United States	50,732	40,284
Total net sales	$129,860	$113,796

Products manufactured by NAIE accounted for 85% of consolidated net sales in markets outside the U.S. in fiscal 2025 and 79% of consolidated net sales in markets outside the U.S. in fiscal 2024. No products manufactured by NAIE were sold in the U.S. during the fiscal years ended June 30, 2025 and 2024.

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2025	2024
United States	$76,212	$78,146
Europe	15,732	17,602
Total Long-lived assets	$91,944	$95,748

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2025	2024
United States	$105,860	$118,878
Europe	46,079	43,464
Total assets	$151,939	$162,342

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2025	2024
United States	$2,862	$2,793
Europe	752	224
Total capital expenditures	$3,614	$3,017

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2025. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive and financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2025 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management believes our internal control over financial reporting was effective as of June 30, 2025 based on the criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal year ended June 30, 2025, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934 adopted or terminated any contract instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined under Item 408(a) of Regulation S-K.

PART III

The information called for under Items 10- 14 of this Part III will be incorporated by reference from our definitive proxy statement to be filed on or before October 28, 2025 for our Annual Meeting of Stockholders to be held on December 5, 2025.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2025 and 2024;

•	Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2025 and 2024;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2025 and 2024;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2025 and 2024; and

•	Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.1	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003
10.2	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.3	2009 Omnibus Incentive Plan*	Attachment D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009
10.4	Nonqualified Incentive Plan*	Exhibit 10.1 to NAI’s Current Report on Form 8-K dated July 16, 2020, filed with the commission on July 22, 2020
10.5	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.6	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.7	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini effective July 1, 2014 (English translation)	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.9	Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective October 1, 2015*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.10	Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective October 1, 2015*	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.11	Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective October 1, 2015*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the commission on November 12, 2015.
10.12	First amendment to credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of February 1, 2016	Exhibit 10.01 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the commission on February 9, 2016.
10.13	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective September 1, 2016*	NAI’s Current Report on Form 8-K dated September 1, 2016, filed with the commission on September 6, 2016
10.14	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2018*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.15	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2018*	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.16	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2018*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.17	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.4 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.18	Lease of Parking Places in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.5 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018

10.19	Lease of Facilities in Manno, Switzerland between NAIE and Sofinol SA dated November 5, 2018	Exhibit 10.6 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.20	Amended and Restated Exclusive Manufacturing Agreement with Juice Plus+ dated March 31, 2019	Exhibit 10.48 of NAI’s Current Report on Form 8-K Form 8-K dated March 31, 2019, filed with the commission on April 5, 2019
10.21	Third amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2019*	Exhibit 10.61 of NAI's Annual Report on Form 10-K for the annual period ended June 30, 2019, filed with the commission on September 24, 2019
10.22	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark LeDoux, effective July 1, 2021*	Exhibit 10.65 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.23	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2021*	Exhibit 10.66 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.24	Fourth amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2021*	Exhibit 10.67 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.25	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of May 24, 2021	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated May 24, 2021 filed with the commission on May 27, 2021
10.26	2020 Omnibus Incentive Plan*	Annex I of NAI’s definitive Proxy Statement filed with the commission on October 26, 2020
10.27	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of August 16, 2021	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.28	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank. N.A. dated August 16, 2021 in the amount of $20,000,000	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.29	Term Note by and between NAI and Wells Fargo Bank, N.A. effective as of August 16, 2021	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.30	Security Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of August 16. 2021	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.31	Second Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective January 31, 2022	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021, filed with the commission on February 9, 2022
10.32	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 4, 2022	Exhibit 10.34 of NAI's Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the commission on September 21, 2022.
10.33	Third Amendment to Credit Agreement by and between NAI and Wells Fargo effective as of September 19, 2022.	Exhibit 10.35 of NAI's Current Report on Form 8-K dated October 12, 2022, filed with the commission on October 13, 2022
10.34	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo dated September 19, 2022 in the amount of $20,000,000.	Exhibit 10.36 of NAI's Current Report on Form 8-K dated October 12, 2022, filed with the commission on October 13, 2022
10.35	Fourth Amendment to Lease of NAI manufacturing facilities in Vista, California between NAI, the tenant, and Park Center Industrial ILP, LLC, a Delaware limited liability company, the landlord	Exhibit 10.17 of NAI's Current Report on Form 8-K dated July 21, 2023, filed with the commission on July 24, 2023
10.36	Clawback Policy	Exhibit 10.36 of NAI's Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the commission on September 19, 2023
10.37	First modification to Promissory Note by and between NAI and Wells Fargo, effective as of February 13, 2024	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023, filed with the commission on February 13, 2024
10.38	Fourth Amendment and Waiver of Events of Default to Credit Agreement by and between NAI and Wells Fargo effective as of February 13, 2024	Exhibit 10.38 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023, filed with the commission on February 13, 2024
10.39	Fifth Amendment to Credit Agreement by and between NAI and Wells Fargo effective May 14, 2025	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the commission on May 14, 2025
10.40	Sixth Amendment to Credit Agreement by and between NAI and Wells Fargo effective as of June 20, 2025	Exhibit 10.40 of NAI's Current Report on Form 8-K dated June 23, 2025, filed with the commission on June 23, 2025
10.41	Second Amendment to Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo dated June 20, 2025	Exhibit 10.41 of NAI's Current Report on Form 8-K dated June 23, 2025, filed with the commission on June 23, 2025
10.42	First Modification of Deed of Trust and Assignment of Rents and Leases dated June 20, 2025	Exhibit 10.42 of NAI's Current Report on Form 8-K dated June 23, 2025, filed with the commission on June 23, 2025
10.43	Fifth Amendment to Employment Agreement by and between NAI and Michael E. Fortin effective July 1, 2025*	Exhibit 10.68 of NAI's Current Report on Form 8-K dated July 1, 2025, filed with the commission on July 1, 2025
10.44	Manufacturing Agreement by and between Natural Alternatives International, Inc., and The Juice Plus+ Company, dated effective July 16, 2025	Exhibit 10.49 of NAI's Current Report on Form 8-K dated June 21, 2025, filed with the commission on June 21, 2025
21	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2025

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and Chairman of the Board of Directors	September 23, 2025
(Mark A. LeDoux)	(principal executive officer)

/s/ Michael E. Fortin	Chief Financial Officer	September 23, 2025
(Michael E. Fortin)	(principal financial officer and principal accounting officer)

/s/ Alan G. Dunn	Director	September 23, 2025
(Alan G. Dunn)

/s/ L. Kay Matherly	Director	September 23, 2025
(L. Kay Matherly)

/s/ Guru Ramanathan	Director	September 23, 2025
(Guru Ramanathan)