Form 10-Q
period 2025-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2025-11-12
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, 6,176,778 shares of NAI's common stock were outstanding, net of 3,328,128 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “approximate,” “predict,” “forecast,” “project,” “future,” or “likely,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism or pessimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to develop market acceptance for and increase sales of new products, develop relationships with new customers and maintain or improve existing customer relationships;
•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	the sufficiency of our available cash and cash equivalents, including continued access to borrowing under our credit facilities, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	inventory levels, including the adequacy of quality raw material and other inventory levels to meet future customer demand;
•	sources, availability and quality of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•	our ability to price our products to achieve profit margin targets, especially in the current volatile raw material environment and potential for new tariffs;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	our ability to improve operating efficiencies, manage costs and business risks, and improve or maintain profitability;
•	our ability to protect our intellectual property;
•	future economic and political conditions;
•

currency exchange rates and their effect on our results of operations (including amounts that we may reclassify as earnings), the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	the outcome of litigation, regulatory and tax matters we are or may become involved in, the costs associated with such matters and the effect of such matters on our business and results of operations;
•	potential manufacturing and distribution channels, product returns, and potential product recalls;
•	the impact of external factors on our business and results of operations, especially, as an example, variations in quarterly net sales from seasonal and other external factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMPs);
•	the adequacy of our financial reserves and allowances;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this Report underlying or relating to any forward-looking statements.

Forward-looking statements in this Report speak only as of the date of this Report based on information available to us at that time and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain future events, risks, and uncertainties that are or may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this Report as they identify certain important factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part I of our fiscal 2025 Annual Report on Form 10-K, as well as in other reports and documents we have filed and will file with the United States Securities and Exchange Commission (SEC).

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$7,744	$12,325
Accounts receivable – less allowance for credit losses of $0 at September 30, 2025 and June 30, 2025	18,912	14,644
Inventories, net	30,654	24,871
Income tax receivable	184	276
Forward contracts	—	368
Prepaids and other current assets	7,557	6,792
Total current assets	65,051	59,276
Property and equipment, net	50,788	50,890
Operating lease right-of-use assets	40,420	41,054
Other noncurrent assets, net	686	719
Total assets	$156,945	$151,939
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,095	$15,352
Accrued liabilities	3,764	3,105
Accrued compensation and employee benefits	3,026	2,173
Customer deposits	930	1,364
Short-term liability – operating leases	2,270	2,227
Forward contracts	1,056	1,967
Income taxes payable	—	411
Mortgage note payable, current portion	308	305
Line of credit – current	2,451	1,900
Total current liabilities	33,900	28,804
Long-term liability – operating leases	45,349	45,970
Long-term pension liability	124	111
Mortgage note payable, net of current portion	8,551	8,628
Total liabilities	87,924	83,513
Commitments and contingencies (Notes E, F, and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at September 30, 2025 and June 30, 2025, issued and outstanding (net of treasury shares) 6,176,778 at September 30, 2025 and 6,178,213 at June 30, 2025	93	93
Additional paid-in capital	33,788	33,611
Retained earnings	59,100	59,391
Treasury stock, at cost, 3,328,128 shares at September 30, 2025 and 3,326,693 at June 30, 2025	(23,259)	(23,254)
Accumulated other comprehensive loss	(701)	(1,415)
Total stockholders’ equity	69,021	68,426
Total liabilities and stockholders’ equity	$156,945	$151,939

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2025	2024
Net sales	$37,730	$33,150
Cost of goods sold	33,333	30,891
Gross profit	4,397	2,259
Selling, general and administrative	4,113	4,095

Income (loss) from operations	284	(1,836)

Other income (expense):
Interest income	30	33
Interest expense	(226)	(178)
Foreign exchange loss	(301)	(431)
Other, net	14	(1)
Total other expense	(483)	(577)

Loss before income taxes	(199)	(2,413)
Provision (benefit) for income taxes	92	(431)
Net loss	$(291)	$(1,982)

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	714	(682)

Comprehensive income (loss)	$423	$(2,664)

Net loss per common share:
Basic	$(0.05)	$(0.33)
Diluted	$(0.05)	$(0.33)

Weighted average common shares outstanding
Basic	6,006,592	5,919,460
Diluted	6,006,592	5,919,460

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three-Month Periods Ended September 30, 2025 and 2024

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance, June 30, 2025	9,504,906	$93	$33,611	$59,391	3,326,693	$(23,254)	$(1,415)	$68,426
Compensation expense related to stock compensation plans	—	—	177	—	—	—	—	177
Repurchase of common stock	—	—	—	—	1,435	(5)	—	(5)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	714	714
Net loss	—	—	—	(291)	—	—	—	(291)
Balance, September 30, 2025	9,504,906	$93	$33,788	$59,100	3,328,128	$(23,259)	$(701)	$69,021

Balance, June 30, 2024	9,480,906	$93	$32,634	$72,966	3,280,721	$(23,076)	$(22)	$82,595
Compensation expense related to stock compensation plans	—	—	276	—	—	—	—	276
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(14)	(14)
Repurchase of common stock	—	—	—	—	1,407	(8)	—	(8)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(682)	(682)
Net loss	—	—	—	(1,982)	—	—	—	(1,982)
Balance, September 30, 2024	9,480,906	$93	$32,910	$70,984	3,282,128	$(23,084)	$(718)	$80,185

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(291)	$(1,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,166	1,127
Stock-based compensation	177	276
Non-cash lease expense	1,305	2,465
Pension expense, net of contributions	13	3
Loss on disposal of assets	1	—
Changes in operating assets and liabilities:
Accounts receivable	(4,268)	(732)
Inventories, net	(5,783)	(1,678)
Prepaids and other assets	(732)	(486)
Accounts payable and accrued liabilities	4,933	(2,275)
Forward contracts	171	130
Accrued compensation and employee benefits	853	765
Operating lease liabilities	(1,249)	(636)
Income taxes	(319)	(420)
Net cash used in operating activities	(4,023)	(3,443)

Cash flows from investing activities
Purchases of property and equipment	(1,030)	(301)
Net cash used in investing activities	(1,030)	(301)

Cash flows from financing activities
Borrowing on line of credit	551	2,000
Payments on long-term debt	(74)	(73)
Repurchase of common stock	(5)	(8)
Net cash provided by financing activities	472	1,919

Net decrease in cash and cash equivalents	(4,581)	(1,825)
Cash and cash equivalents at beginning of period	12,325	11,981
Cash and cash equivalents at end of period	$7,744	$10,156

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$146	$155
Income taxes	$412	$—
Non-cash purchases of property and equipment	$35	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended  June 30, 2025 (“2025 Annual Report”). The accounting policies used to prepare the financial statements included in this Report are the same policies described in the notes to the consolidated financial statements in our 2025 Annual Report unless otherwise noted below.

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the three months ended September 30, 2025.

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

	Three Months Ended
	September 30,
	2025	2024
Numerator
Net loss	$(291)	$(1,982)

Denominator
Basic weighted average common shares outstanding	6,007	5,919
Dilutive effect of restricted stock	—	—
Diluted weighted average common shares outstanding	6,007	5,919

Basic net loss per common share	$(0.05)	$(0.33)

Diluted net loss per common share	$(0.05)	$(0.33)

We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive. During the three months ended September 30, 2025, we excluded 170,724 shares of unvested restricted stock. During the three months ended September 30, 2024, we excluded 279,792 shares of unvested restricted stock.

Revenue Recognition

We record revenue based on a five-step model which includes: (1) identifying a contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price among the performance obligations; and (5) recognizing revenue as each of the various performance obligations are satisfied.

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling one or more performance obligations. We identify purchase orders from customers as contracts. The amount of consideration expected to be received, and revenue recognized includes estimates of variable consideration, including estimates for early payment discounts and volume rebates. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions, experience and expectations. We review and update these estimates at the end of each reporting period and the impact of any adjustments is recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider both the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, which is typically 30 days from the invoice date. Invoices are generally issued on the date of transfer of control of the products ordered to the customer.

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

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2025	Additions	Revenue Recognized	Customer Refunds	September 30, 2025
Contract Liabilities (Customer Deposits)	$1,364	$732	$(1,165)	$(1)	$930

	June 30, 2024	Additions	Revenue Recognized	Customer Refunds	September 30, 2024
Contract Liabilities (Customer Deposits)	$302	$1,113	$(779)	$—	$636

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of September 30, 2025, we have no estimated returns liability.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn®, SR CarnoSyn®, and TriBsyn™ trademarks. We recorded beta-alanine raw material sales, and royalty and licensing income as a component of revenue in the amount of $1.7 million during the three months ended September 30, 2025. We similarly recorded $2.5 million during the three months ended September 30, 2024. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired their patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of approximately $66,000 during the three months ended September 30, 2025. We recorded approximately $92,000 of royalty expense during the three months ended September 30, 2024.

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

The 2020 Plan expires at the end of December 2025. The Board of Directors has approved an Amendment to the 2020 Plan to extend its term for five more years and increase the number of shares reserved to the Plan by 550,000 shares. No other changes are included in the proposed Amendment. The proposed Amendment has been submitted to and will be voted on by the stockholders at their annual meeting on December 5, 2025.

We did not have any stock option activity or stock options outstanding during the three months ended September 30, 2025, or September 30, 2024.

We did not grant any restricted stock shares during the three months ended September 30, 2025 and September 30, 2024. During the three months ended  September 30, 2025 and September 30, 2024, no restricted stock shares were forfeited. Our net losses included stock-based compensation expense from vesting of prior restricted stock grants of $0.2 million for the three months ended September 30, 2025 and $0.3 million for the three months ended  September 30, 2024.

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

No deferred cash awards were forfeited during the three months ended  September 30, 2025, and  September 30, 2024.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of September 30, 2025, and June 30, 2025, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange and interest rate swap contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third-party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Swiss Franc Forward Contract – Current Assets	—	368
Total Derivative Contracts – Current Assets	—	368

Euro Forward Contract– Current Liabilities	(876)	(1,704)
Swiss Franc Forward Contract – Current Liabilities	(180)	(263)
Total Derivative Contracts – Current Liabilities	(1,056)	(1,967)

Fair Value Net Asset – all Derivative Contracts	$(1,056)	$(1,599)

We also classify any outstanding line of credit and term loan balance as a Level 2 liability as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of September 30, 2025, we had $2.5 million outstanding on our line of credit and $8.9 million outstanding on our term loan.  As of June 30, 2025, we had $1.9 million outstanding on our line of credit and $8.9 million outstanding on our term loan.  As of September 30, 2025 and June 30, 2025, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2025 or fiscal 2024.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30,	June 30,
	2025	2025
Raw materials	$22,494	$17,632
Work in progress	5,711	3,943
Finished goods	3,190	4,054
Reserve	(741)	(758)
Inventories, net	$30,654	$24,871

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life	September 30,	June 30,
	In Years	2025	2025
Land	NA	$8,940	$8,940
Building and building improvements	7 – 39	24,652	24,650
Machinery and equipment	3 – 12	41,200	41,311
Office equipment and furniture	3 – 5	7,398	6,936
Vehicles	3	237	237
Leasehold improvements	1 – 20	25,458	24,788
Total property and equipment		107,885	106,862
Less: accumulated depreciation and amortization		(57,097)	(55,972)
Property and equipment, net		$50,788	$50,890

Depreciation and amortization expense was approximately $1.2 million during the three months ended  September 30, 2025 and $1.1 million during the three months ended  September 30, 2024.

D. Other Comprehensive Loss

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three months ended September 30, 2025, and September 30, 2024 (in thousands):

	Three Months Ended
	September 30, 2025
	Defined	Unrealized (Losses)
	Benefit	Gains on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(228)	$(1,187)	$(1,415)
OCI before reclassifications	—	313	313
Amounts reclassified to sales	—	401	401
Tax effect on activity	—	—	—
Net current period OCI	—	714	714
Ending Balance	$(228)	$(473)	$(701)

	Three Months Ended
	September 30, 2024
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(278)	$172	$84	$(22)
OCL before reclassifications	—	(807)	(111)	(918)
Amounts reclassified to sales	—	58	—	58
Tax effect on activity	(14)	151	27	164
Net current period OCL	(14)	(598)	(84)	(696)
Ending Balance	$(292)	$(426)	$—	$(718)

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

Our leases are classified as operating leases. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of September 30, 2025, the weighted average remaining lease term for our operating leases was 8.3 years and the weighted average discount rate for our operating leases was 5.94%. As of June 30, 2025, the weighted average remaining lease term for our operating leases was 8.6 years and the weighted average discount rate was 5.94%.

Other information related to leases as of September 30, 2025, and September 30, 2024, was as follows (in thousands):

Supplemental Cash Flow Information	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,254	$709

F. Debt

We have had a credit line with Wells Fargo Bank, N.A (“Wells Fargo”) for many years. The credit line has been amended, modified, and extended several times, most recently on June 20, 2025, when we entered into a Sixth Amendment to Credit Agreement.  The Sixth Amendment waived all prior instances of non-compliance and preemptively waived anticipated non-compliance with covenants in the quarter ending June 30, 2025. The amended Credit Agreement extended the credit line to December 31, 2026, decreased the maximum principal amount that can be borrowed from $12.5 million to $10.0 million, increased the interest rate on borrowing under the line of credit to 3.25% above the applicable Secured Overnight Financing Rate ("SOFR") base rate, increased the unused commitment fee to 0.375%, and added the Company’s powder processing facility in Carlsbad, California as security for the amended Credit Agreement. Our obligations under the Credit Agreement are also secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment, and fixtures.

The Sixth Amendment also included modifications to our covenants under the Credit Agreement, including (i) net loss not greater than $250,000 for the first quarter of fiscal 2026, a net loss not greater than $750,000 for the first half of fiscal 2026, and net income of at least $1.00 on a year to date basis starting with the third quarter of fiscal 2026 and each fiscal quarter thereafter; (ii) fixed charge coverage ratio calculated on a rolling 4-quarter basis of not less than 1.0 to 1.0 for the first quarter of fiscal 2026 and not less than 1.25 to 1.0 for the second fiscal quarter of 2026 and all quarters thereafter. We also paid an extension fee of $20,000 upon execution of the Sixth Amendment.

Amounts outstanding are subject to a fluctuating interest rate and may be prepaid at any time.

We have a Term Note with Wells Fargo we entered into on August 16, 2021 to borrow part of the purchase price of our powder processing and warehouse property in Carlsbad, California.  The Term Note is secured by a first mortgage on that property.  The Term Note was in the original principal amount of $10.0 million and is a seven-year note with payments fully amortized based on a twenty-five year assumed term. Installment payments under this term loan commenced October 1, 2021 and continue through August 1, 2028 with a final installment due September 1, 2028, consisting of all remaining amounts due. Amounts outstanding on this note during the term of the agreement bear interest at the rate of 1.8% above the SOFR rolling 30-day average.

We also have credit approval with Wells Fargo Bank, which allows us to hedge foreign currency exposures up to 12 months in the future, and we have credit approval with Bank of America which allows us to hedge foreign currency exposures up to 24 months in the future.

As of September 30, 2025, we had $8.9 million outstanding under the Term Note used in August 2021 for the purchase of our Carlsbad, California powder processing and warehouse property.

For the quarter ended September 30, 2025, we were not in compliance with the maximum net loss and fixed charge coverage ratio covenants of our credit agreement. We also anticipate we will not be able to comply with all of the covenants required under the modified Credit Agreement in the second quarter of fiscal 2026, primarily related to the impact on the fixed charge coverage ratio calculation due to the unexpected recognition of litigation expense and valuation allowance on our net deferred tax assets during the fourth quarter of fiscal 2025. We have advised our lender and are currently negotiating a potential revision to our credit agreement. There can be no assurance we will be able to successfully complete the negotiation of a revised credit facility, or what the differences in amount, cost and other factors may be.

As of  September 30, 2025, we had $10.0 million of maximum borrowing capacity available on our credit facility and outstanding borrowings were $2.5 million.

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

	Three Months Ended
	September 30,
	2025	2024

Customer 1	$14,446	$12,258
Customer 2	4,809	4,047
Customer 3	3,860	3,702
	$23,115	$20,007

Accounts receivable from these customers totaled $15.0 million at September 30, 2025 and $9.9 million at June 30, 2025.

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

	Three Months Ended
	September 30,
	2025	2024

Supplier 1	(a)	$4,238
	$-	$4,238

(a) All supplier purchases of raw materials were less than 10% of the respective period total raw material purchases.

H. Segment Information

Our business consists of two segments for financial reporting purposes. The two segments are identified as (i) private-label contract manufacturing, which primarily relates to the provision of private-label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn®, SR CarnoSyn®, and TriBsyn™ trademarks.

The chief operating decision maker is the Company's Chief Executive Officer, who, in conjunction with senior management, evaluates segment performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. Transfers of raw materials between segments are recorded at cost. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A and in the consolidated financial statements included in our 2025 Annual Report.

Our operating results by business segment for the three months ended September 30, 2025 were as follows (in thousands):

				Natural
			Corporate	Alternatives
	Private-label	Patent and	expenses	International
	contract	trademark	not allocated	Inc.
	manufacturing	licensing	to segments	Consolidated

Net sales	$36,065	$1,665	$-	$37,730
Cost of goods sold	32,909	424	-	33,333
Gross profit	3,156	1,241	-	4,397
Selling, general and administrative expenses	1,353	529	2,231	4,113
Income (loss) from operations	1,803	712	(2,231)	284

Other income (expense):
Interest income	30	-	-	30
Interest expense	(226)	-	-	(226)
Foreign exchange loss	(301)	-	-	(301)
Other, net	14	-	-	14
Total other expense	(483)	-	-	(483)

Income (loss) before income taxes	1,320	712	(2,231)	(199)
Provision for income taxes				92
Net loss				$(291)

Other supplemental information:
Stock-based compensation	$162	$15	$-	$177
Depreciation and amortization	1,164	2	-	1,166
Capital expenditures	1,030	-	-	1,030

Our operating results by business segment for the three months ended September 30, 2024 were as follows (in thousands):

				Natural
			Corporate	Alternatives
	Private-label	Patent and	expenses	International
	contract	trademark	not allocated	Inc.
	manufacturing	licensing	to segments	Consolidated

Net sales	$30,630	$2,520	$-	$33,150
Cost of goods sold	30,001	890	-	30,891
Gross profit	629	1,630	-	2,259
Selling, general and administrative expenses	1,274	633	2,188	4,095
(Loss) income from operations	(645)	997	(2,188)	(1,836)

Other income (expense):
Interest income	33	-	-	33
Interest expense	(178)	-	-	(178)
Foreign exchange loss	(431)	-	-	(431)
Other, net	(1)	-	-	(1)
Total other expense	(577)	-	-	(577)

(Loss) income before income taxes	(1,222)	997	(2,188)	(2,413)
Benefit for income taxes				(431)
Net loss				$(1,982)

Other supplemental information:
Stock-based compensation	$251	$25	$—	$276
Depreciation and amortization	1,125	2	-	1,127
Capital expenditures	301	-	-	301

Total assets by segment were as follows (in thousands):

	September 30, 2025	June 30, 2025
Private-label contract manufacturing	$118,144	$113,843
Patent and trademark licensing	38,801	38,096
Total Assets	$156,945	$151,939

I. Income Taxes

For the three months ended  September 30, 2025, we used the discrete effective tax rate method in accordance with Accounting Standards Codification ("ASC") 740-270-30-18 which allows for treatment of the interim year-to-date period as if it were the annual period when calculating estimated income tax expense or benefit. For the three months ended  September 30, 2024, we used an estimated annual effective tax rate, which is based on expected annual income (or loss), statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject to determine our quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

During fiscal year 2025, we recorded a valuation allowance against net domestic deferred income tax assets of $4.8 million, representing the amount of our deferred income tax assets in excess of our domestic deferred income tax liabilities. During the three months ended September 30, 2025, we recorded a valuation allowance against domestic deferred income tax assets of $0.1 million, representing the amount of our domestic deferred income tax assets in excess of our domestic deferred income tax liabilities as of  September 30, 2025. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we have realized related to our U.S.-based operations in recent years, that realization of the net domestic deferred income tax asset was more likely than not. The valuation allowance recorded as of September 30, 2025, related to U.S.-based deferred tax assets attributed to the U.S-based loss before income taxes during the three months ended September 30, 2025.

As a result of the recognition of these domestic valuation adjustments, we have a $4.9 million net deferred tax asset offset by a valuation allowance of $4.9 million resulting in a net deferred tax asset of $0 as of September 30, 2025. This valuation allowance did not have any effect on the tax expense and related liability recorded for operating income recognized by NAIE during the three months ended September 30, 2025.

Our effective tax rate for the three months ended September 30, 2025 was -46.2%, and our effective tax rate for the three months ended  September 30, 2024 was 17.9%. Our effective tax rate for the three months ended  September 30, 2025 differs from the fiscal 2025 U.S. federal statutory rate of 21% primarily due to a valuation allowance on deferred tax assets and a foreign income tax rate differential. Our effective tax rate for the three months ended  September 30, 2024 differs from the fiscal 2024 U.S. federal statutory rate of 21% primarily due to Global Intangible Low-taxed Income, forecasted research and forecasted research and development tax credits.

On July 4, 2025, congress voted into law the One Big Beautiful Bill Act which restores the immediate expensing of domestic research and development expenses while making permanent the capitalization and amortization rules of research and development conducted abroad.

J. Treasury Stock

At times we purchase our shares under a stock repurchase plan (“Repurchase Plan”) authorized by the Board of Directors. The current total authorized repurchase amount is $18.0 million and as of September 30, 2025, we had approximately $716,000 remaining available under the Repurchase Plan. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon certain market conditions, in open market or privately negotiated transactions. Our credit agreement with Wells Fargo effective as amended, currently prohibits most stock repurchases (see Note F). As a result, until that restriction is modified or removed, we do not intend to purchase our shares other than our longstanding practice of purchasing shares from our employees in exchange for paying the employees’ withholding requirements upon vesting of restricted stock held by the employee. This practice of covering withholding requirements is allowed in our credit agreement as amended with Wells Fargo.

Stock repurchases for the three months ended September 30, 2025 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	—	$—	$—
Shares acquired from employees for restricted stock vesting	1,435	$3.61	$5
Total	1,435		$5

Stock repurchases for the three months ended September 30, 2024 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	—	$—	$—
Shares acquired from employees for restricted stock vesting	1,407	$5.72	$8
Total	1,407		$8

Shares acquired from employees for restricted stock vesting may be returned to us by the related employees and in return we pay each employee’s required tax withholding resulting from the vesting of restricted shares. The valuation of the shares acquired and thereby the number of shares returned to us is calculated based on the closing share price on the date the shares vested.

K. Derivatives and Hedging

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to forecasted product sales denominated in foreign currencies and to other transactions of NAIE, our foreign subsidiary. As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we may use foreign exchange contracts in the form of forward contracts. There can be no guarantee any such contract to the extent we enter into such contracts, there can be no guarantee any such contracts will be effective hedges against our foreign currency exchange risk.

As of September 30, 2025, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through June 2026. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged sales of products are recognized.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item as well as ensuring the assumptions we made at hedge inception have not materially changed. No hedging relationships were terminated as a result of ineffective hedging for the three months ended September 30, 2025, and September 30, 2024.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three months ended September 30, 2025, and September 30, 2024, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of September 30, 2025, the notional amounts of our foreign exchange contracts accounted for as cash flow hedges were $28.1 million (EUR 24.5 million) for Euro sales and $6.8 million (CHF 5.4 million) for Swiss Franc sales. As of September 30, 2025, a net loss of approximately $0.9 million offset by approximately $0.4 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that the entire amount of the net loss as of September 30, 2025, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

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

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three months ended September 30, 2025, we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of September 30, 2025, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $11.7 million (CHF 9.3 million).

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

Settlement of Legal Proceeding

In December 2023, we were sued by three former employees in two separate, but substantially identical matters brought by the same law firm.  The lawsuits were filed as a putative class action and a California Private Attorney General Act action seeking awards for all similarly situated employees going back ten years or more. We responded to these actions and agreed to submit the matters for mediation. On July 3, 2025, the mediation took place, and a tentative settlement agreement was reached whereby we agreed to contribute a maximum of $1.25 million. The court has consolidated the two actions.  The potential settlement has been brought before the court and all similarly situated employees need to be contacted, and they may elect to participate or not. The process of obtaining court approval of the settlement is estimated to take approximately one year. We accrued the maximum settlement amount in our results of operations as of  June 30, 2025 along with estimated related legal fees of approximately $0.15 million.

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

Geopolitical Uncertainty

Management is monitoring the war in Ukraine, the ceasefire in Gaza, the on-going conflicts in Lebanon, Syria and Sudan, and potential economic effects from these events as they develop. These geographical areas account for a small portion of our global net sales, but we do source multiple raw materials from Israel. We do not anticipate these conflicts will have a significant impact on our net sales. We are continually evaluating options for alternative ingredient sources and/or holding safety stock of impacted materials to limit any impact. There are further concerns regarding consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, and other unforeseen business disruptions due to the current global geopolitical tensions. We will continue to evaluate impacts of these developments on our customers, suppliers, employees, and operations.

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

M. Subsequent Events

On October 15, 2025, NAIE paid a dividend of $3.1 million to NAI. The dividend is subject to a 5% Swiss withholding tax.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the three months ended September 30, 2025. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2025 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this Report nor does it contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and this Report.

Our primary business activity is providing private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to two or three private-label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales, and royalty and licensing revenue generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn®, SR CarnoSyn® and TriBsyn™ trademarks.

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

During the three months ended September 30, 2025, our net sales were 14% higher than in the three months ended September 30, 2024. Private-label contract manufacturing sales increased 18% primarily due to increased orders from several of our existing customers and shipments to new customers. Revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the three months ended September 30, 2025 was 38%, and revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the three months ended September 30, 2024 was 37%. We expect our annualized fiscal 2026 revenue concentration for our largest customer to be lower as compared to our revenue concentration for our largest customer in fiscal 2025.

During the three months ended September 30, 2025, patent and trademark licensing revenue decreased 34% to $1.7 million compared to revenue of $2.5 million for the three months ended September 30, 2024. The decrease in patent and trademark licensing revenue during the three months ended September 30, 2025, was primarily due to lower raw material sales partially offset by sales of our new TriBsyn™ product and increased royalty and licensing revenue.

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

To protect and grow our CarnoSyn® product offerings, we incurred litigation and patent compliance expenses of approximately $0.1 million during the three months ended September 30, 2025 and $0.2 million during the three months ended September 30, 2024. Our legal expense associated with our CarnoSyn® business has remained relatively low as we have no active litigation, and our current run-rate of expenses is primarily related to maintenance and expansion of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark and our new beta-alanine product marketed under our TriBsyn™ trademark, maintain our patent rights, the availability and cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2026, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn®, SR CarnoSyn®, and TriBsyn™, beta-alanine products.

Although we realized positive income from operations during the first quarter of fiscal 2026 as compared to a loss from operations during the first quarter of fiscal 2025, we recorded an overall net loss during the first quarter of fiscal 2026 due to increased interest expense and unfavorable foreign exchange activity. The improvement in our results from operations was primarily driven by increased sales and gross profit while selling, general, and administrative expenses remained relatively flat. The improvement in gross profit is primarily related to improved utilization of our factory capacities, increased new and existing customer sales, and lower volume rebates. We continue to anticipate that we will experience a net loss in the first half of fiscal 2026, net income in the second half of fiscal 2026, and net income for the full fiscal 2026 year.

During the remainder of fiscal 2026, we plan to continue our focus on:

•	Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and developing relationships with additional quality-oriented customers;

•	Expanding the commercialization of our beta-alanine patent estate through raw material sales, developing sales distribution channels in Sports Nutrition, Wellness and Healthy Aging and Medical foods for our SR CarnoSyn® and TriBsyn™ beta-alanine product lines, exploiting new contract manufacturing opportunities, license and royalty agreements, and protecting our proprietary rights; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

Discussion of Critical Accounting Estimates

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies is disclosed in Note A of Item 1 in Part I of this report and as disclosed in our 2025 Annual Report.

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

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2025	2024	% Change
Private label contract manufacturing	$36,065	$30,630	18%
Patent and trademark licensing	1,665	2,520	(34)%
Total net sales	37,730	33,150	14%
Cost of goods sold	33,333	30,891	8%
Gross profit	4,397	2,259	95%
Gross profit %	11.7%	6.8%

Selling, general and administrative expenses	4,113	4,095	0%
% of net sales	10.9%	12.4%

Income (loss) from operations	284	(1,836)	(115)%
% of net sales	0.8%	(5.5)%

Other expense	(483)	(577)	(16)%
Loss before income taxes	(199)	(2,413)	(92)%
% of net sales	(0.5)%	(7.3)%

Provision (benefit) for income taxes	92	(431)	(121)%
Net loss	$(291)	$(1,982)	(85)%
% of net sales	(0.8)%	(6.0)%

Private-label contract manufacturing net sales increased 18% during the three months ended September 30, 2025 when compared to the same period in the prior year. The increase in net sales during the three months ended September 30, 2025 was primarily due to increased orders from several of our existing customers and shipments to new customers.

Net sales from our patent and trademark licensing segment decreased 34% during the three months ended September 30, 2025 when compared to the same period in the prior year. The decrease in patent and trademark licensing revenue during the three months ended September 30, 2025, was primarily due to decreased raw material orders from existing customers partially offset by sales of our new TriBsyn™ product and increased royalty and licensing revenue.

The change in gross profit margin for the three months ended September 30, 2025, was as follows:

Three Months Ended

Contract manufacturing(1)	6.5%
Patent and trademark licensing(2)	(1.6)%
Total change in gross profit margin	4.9%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 6.5 percentage points during the three months ended September 30, 2025, when compared to the comparable prior year period. The increase in gross profit as a percentage of net sales for private-label contract manufacturing during the three months ended September 30, 2025 is primarily related to an increase in sales volume which decreased our capacity underutilization, along with a favorable change in product sales mix and favorable foreign currency exchange rate fluctuations.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 1.6 percentage points during the three months ended September 30, 2025 when compared to the comparable prior year period. The decrease in margin contribution was primarily due to decreased patent and trademark licensing net sales in total and as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business.

Selling, general and administrative expenses remained consistent at $4.1 million during the three months ended September 30, 2025 and September 30, 2024.

Other expense, net decreased $0.1 million during the three months ended September 30, 2025 when compared to the comparable period during the prior year. The decrease is due to a reduction in foreign currency exchange losses.

Our provision for income taxes during the three-month period ended September 30, 2025 increased to an expense of approximately $0.1 million when compared to a benefit for income taxes of approximately $0.4 million during the three months ended September 30, 2024. The increase in our provision for income taxes is primarily due to income before income taxes from our Swiss subsidiary NAIE, while the loss before income taxes from our U.S operations had no impact on our provision for income taxes due to a full valuation allowance on the domestic deferred tax asset from our U.S. operations during the three months ended September 30, 2025.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowing under our credit facilities. Net cash used in operating activities was $4.0 million for the three months ended September 30, 2025, compared to net cash used in operating activities of $3.4 million in the comparable period during the prior fiscal year.

For the three months ended September 30, 2025, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, used $4.3 million in cash compared to using $0.7 million of cash during the comparable three-month period in the prior year. The change in cash flow activity in accounts receivable during the three months ended September 30, 2025, primarily resulted from the timing of sales and related collections. Days sales outstanding was 41 days during the three months ended September 30, 2025, as compared to 48 days for the prior year period.

Changes in inventory used $5.8 million in cash during the three months ended September 30, 2025, compared to using $1.7 million in the comparable prior year period. The change in cash related to inventory during the three months ended September 30, 2025, was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to the same period in the prior year. Changes in accounts payable and accrued liabilities provided $4.9 million in cash during the three months ended September 30, 2025, compared to using $2.3 million during the three months ended September 30, 2024. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the three months ended September 30, 2025, was $1.0 million compared to $0.3 million in the comparable prior year period. The increase during the three-months ended September 30, 2025 was related to increased capital expenditures primarily related to cost incurred to install solar energy generation equipment on our manufacturing facilities during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Cash provided by financing activities for the three months ended September 30, 2025, was $0.5 million compared to providing $1.9 million in the comparable prior year period. The change in financing activities is primarily due to decreased usage of our credit facility during the three-month period ended September 30, 2025 compared to the three-month period ended September 30, 2024.

As of September 30, 2025, we had $10.0 million of borrowing capacity available on our credit facility of which we had outstanding borrowing of $2.5 million. We also owed $8.9 million on a term loan secured by our Carlsbad, California powder processing and storage facility.  As of June 30, 2025, we had outstanding borrowing of $1.9 million on our line of credit, and we also owed $8.9 million on our term loan.

On September 30, 2025, we had $7.7 million in cash and cash equivalents of which $7.5 million was held by NAIE. On October 15, 2025, NAIE paid a dividend of $3.1 million to NAI which is subject to a 5% Swiss withholding tax. Overall, we believe our available cash, cash equivalents, potential cash flows from operations, and our line of credit will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months. On June 20, 2025, we entered into an amended credit facility with Wells Fargo Bank, National Association ("Wells Fargo"). The amended credit facility extended the maturity date of our credit facility to December 31, 2026, decreased the maximum principal amount that can be borrowed from $12.5 million to $10.0 million, waived all prior events of default, prospectively waived the anticipated covenant violations for the quarter ending June 30, 2025, and modified the financial covenants for the first quarter of fiscal 2026 and beyond. We were not in compliance with the maximum net loss and fixed charge coverage ratio covenants of our credit agreement for the first quarter of fiscal 2026, and we anticipate we will not be able to comply with all of the covenants required under the modified Credit Agreement in the second quarter of fiscal 2026, primarily related to the impact on the fixed charge coverage ratio calculation due to the unexpected recognition of litigation expenses and a valuation allowance on our net domestic deferred tax assets during the fourth quarter of fiscal 2025. We have advised our lender and are currently negotiating a potential revision to our credit agreement. There can be no assurance we will be able to successfully complete the negotiation of a revised credit facility, or what the differences in amount, cost and other factors may be. Please see Note F, Item 1 of Part I of this report for terms of our current modified line of credit.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses that would be material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in the notes to our consolidated financial statements included under Item 1, Note A of Part I of this Report. Other than those pronouncements, we are not aware of any other pronouncements that materially affect our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures to assist our compliance with the Securities Exchange Act of 1934. These controls and procedures are designed to help ensure material information: (1) is gathered and communicated to our management, (including our principal executive and financial officers) in a manner that allows for timely decisions regarding required disclosures; and (2) is recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective for their intended purpose as of September 30, 2025.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2023 we were sued by three former employees in two separate but substantially identical matters brought by the same law firm.  The lawsuits were filed as a putative class action and a California Private Attorney General Act action seeking awards for all similarly situated employees going back ten years or more. We responded to these actions and agreed to submit the matters for mediation. On July 3, 2025, the mediation took place, and a tentative settlement agreement was reached whereby we agreed to contribute a maximum of $1.25 million. The court has consolidated the two actions. The potential settlement must be approved by the court and all similarly situated employees need to be contacted, and they may elect to participate or not. The process of obtaining court approval of the settlement is estimated to take approximately one year. We accrued the maximum settlement amount in our results of operation as of June 30, 2025 along with estimated related legal fees of approximately $0.15 million.

There is no assurance NAI will prevail in litigation matters or in similar proceedings NAI or others may initiate, or that litigation expenses will not be greater than anticipated.

ITEM 1A.	RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2025 Annual Report, as well as the other information in our 2025 Annual Report, this Report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline, and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three-month periods ended September 30, 2025 and September 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

During the three month period ended September 30, 2025, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934 adopted or terminated any contract instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined under Item 408(a) of Regulation S-K.

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

Date: November 12, 2025

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)