Form 10-Q
period 2025-12-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2026-02-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of February 13, 2026, 6,176,778 shares of NAI's common stock were outstanding, net of 3,328,128 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “approximate,” “predict,” “forecast,” “project,” “future,” or “likely,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism or pessimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to develop market acceptance for and increase sales of new products, develop relationships with new customers and maintain or improve existing customer relationships;
•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	the sufficiency of our available cash and cash equivalents, including continued access to borrowing under our credit facilities, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	inventory levels, including the adequacy of quality raw material and our ability to maintain inventory levels to meet future customer demand;
•	sources, availability and quality of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•	our ability to price our products to achieve profit margin targets, especially in the current volatile raw material environment and potential for new tariffs;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	our ability to improve operating efficiencies, manage costs and business risks, and improve or maintain profitability;
•	our ability to protect our intellectual property;
•	future economic and political conditions;
•

currency exchange rates and their effect on our results of operations (including amounts that we may reclassify as earnings), the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks to the extent we may seek to hedge against such risks;

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$3,753	$12,325
Accounts receivable – less allowance for credit losses of $0 at December 31, 2025 and June 30, 2025	17,763	14,644
Inventories, net	33,433	24,871
Income tax receivable	118	276
Forward contracts	160	368
Prepaids and other current assets	6,289	6,792
Total current assets	61,516	59,276
Property and equipment, net	51,258	50,890
Operating lease right-of-use assets	39,778	41,054
Other noncurrent assets, net	749	719
Total assets	$153,301	$151,939
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,545	$15,352
Accrued liabilities	3,671	3,105
Accrued compensation and employee benefits	2,509	2,173
Customer deposits	1,205	1,364
Short-term liability – operating leases	2,324	2,227
Forward contracts	481	1,967
Income taxes payable	—	411
Mortgage note payable, current portion	310	305
Line of credit – current	5,802	1,900
Total current liabilities	32,847	28,804
Long-term liability – operating leases	44,800	45,970
Long-term pension liability	137	111
Mortgage note payable, net of current portion	8,471	8,628
Total liabilities	86,255	83,513
Commitments and contingencies (Notes E, F, and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at December 31, 2025 and June 30, 2025, issued and outstanding (net of treasury shares) 6,176,778 at December 31, 2025 and 6,178,213 at June 30, 2025	93	93
Additional paid-in capital	33,966	33,611
Retained earnings	56,547	59,391
Treasury stock, at cost, 3,328,128 shares at December 31, 2025 and 3,326,693 at June 30, 2025	(23,259)	(23,254)
Accumulated other comprehensive loss	(301)	(1,415)
Total stockholders’ equity	67,046	68,426
Total liabilities and stockholders’ equity	$153,301	$151,939

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales	$34,795	$34,078	$72,525	$67,228
Cost of goods sold	32,304	32,409	65,637	63,300
Gross profit	2,491	1,669	6,888	3,928
Selling, general and administrative	4,338	4,449	8,451	8,544

Loss from operations	(1,847)	(2,780)	(1,563)	(4,616)

Other income (expense):
Interest income	—	41	30	74
Interest expense	(224)	(278)	(450)	(456)
Foreign exchange (loss) gain	(194)	154	(495)	(277)
Other, net	(64)	(3)	(50)	(4)
Total other expense	(482)	(86)	(965)	(663)

Loss before income taxes	(2,329)	(2,866)	(2,528)	(5,279)
Provision (benefit) for income taxes	224	(675)	316	(1,106)
Net loss	$(2,553)	$(2,191)	$(2,844)	$(4,173)

Unrealized gain resulting from change in fair value of derivative instruments, net of tax	400	864	1,114	182

Comprehensive loss	$(2,153)	$(1,327)	$(1,730)	$(3,991)

Net loss per common share:
Basic	$(0.42)	$(0.37)	$(0.47)	$(0.70)
Diluted	$(0.42)	$(0.37)	$(0.47)	$(0.70)

Weighted average common shares outstanding
Basic	6,007,793	5,920,671	6,007,192	5,920,066
Diluted	6,007,793	5,920,671	6,007,192	5,920,066

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three-Month Periods Ended December 31, 2025 and 2024

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance, September 30, 2025	9,504,906	$93	$33,788	$59,100	3,328,128	$(23,259)	$(701)	$69,021
Compensation expense related to stock compensation plans	—	—	178	—	—	—	—	178
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	400	400
Net loss	—	—	—	(2,553)	—	—	—	(2,553)
Balance, December 31, 2025	9,504,906	$93	$33,966	$56,547	3,328,128	$(23,259)	$(301)	$67,046

Balance, September 30, 2024	9,480,906	$93	$32,910	$70,984	3,282,128	$(23,084)	$(718)	$80,185
Compensation expense related to stock compensation plans	—	—	277	—	—	—	—	277
Change in minimum pension liability, net of tax	—	—	—	—	—	—	6	6
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	864	864
Net loss	—	—	—	(2,191)	—	—	—	(2,191)
Balance, December 31, 2024	9,480,906	$93	$33,187	$68,793	3,282,128	$(23,084)	$152	$79,141

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Six-Month Periods Ended December 31, 2025 and 2024

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance, June 30, 2025	9,504,906	$93	$33,611	$59,391	3,326,693	$(23,254)	$(1,415)	$68,426
Compensation expense related to stock compensation plans	—	—	355	—	—	—	—	355
Repurchase of common stock	—	—	—	—	1,435	(5)	—	(5)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	1,114	1,114
Net loss	—	—	—	(2,844)	—	—	—	(2,844)
Balance, December 31, 2025	9,504,906	$93	$33,966	$56,547	3,328,128	$(23,259)	$(301)	$67,046

Balance, June 30, 2024	9,480,906	$93	$32,634	$72,966	3,280,721	$(23,076)	$(22)	$82,595
Compensation expense related to stock compensation plans	—	—	553	—	—	—	—	553
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(8)	(8)
Repurchase of common stock	—	—	—	—	1,407	(8)	—	(8)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	182	182
Net loss	—	—	—	(4,173)	—	—	—	(4,173)
Balance, December 31, 2024	9,480,906	$93	$33,187	$68,793	3,282,128	$(23,084)	$152	$79,141

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(2,844)	$(4,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,332	2,261
Provision for credit losses	—	129
Stock-based compensation	355	553
Non-cash lease expense	2,703	3,438
Pension expense, net of contributions	26	18
Loss on disposal of assets	2	35
Changes in operating assets and liabilities:
Accounts receivable	(3,119)	(136)
Inventories, net	(8,562)	1,213
Prepaids and other assets	474	534
Accounts payable and accrued liabilities	861	(3,546)
Forward contracts	(164)	(71)
Accrued compensation and employee benefits	336	38
Operating lease liabilities	(2,500)	(2,273)
Income taxes	(253)	(1,426)
Net cash used in operating activities	(10,353)	(3,406)

Cash flows from investing activities
Purchases of property and equipment	(1,964)	(1,357)
Net cash used in investing activities	(1,964)	(1,357)

Cash flows from financing activities
Borrowing on line of credit	3,902	1,600
Payments on long-term debt	(152)	(147)
Repurchase of common stock	(5)	(8)
Net cash provided by financing activities	3,745	1,445

Net decrease in cash and cash equivalents	(8,572)	(3,318)
Cash and cash equivalents at beginning of period	12,325	11,981
Cash and cash equivalents at end of period	$3,753	$8,663

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$359	$410
Income taxes	$413	$354
Non-cash purchases of property and equipment	$739	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

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

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the three and six months ended December 31, 2025.

Recently Issued Accounting and Regulatory Pronouncements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. We plan to adopt this pronouncement for the interim periods within our fiscal year beginning July 1, 2027, and we are currently evaluating the impact this ASU may have on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11 which is related to interim disclosure requirements. The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. This update is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. We plan to adopt this pronouncement for the interim periods within our fiscal year beginning July 1, 2028, and we do not expect it to have a material effect on our consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which introduces five targeted improvements to better align hedge accounting with risk management activities of the entity. The update will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. We plan to adopt this pronouncement for the interim periods within our fiscal year beginning July 1, 2027, and we are assessing the effect of this update on our consolidated financial statements and related disclosures.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Numerator
Net loss	$(2,553)	$(2,191)	$(2,844)	$(4,173)

Denominator
Basic weighted average common shares outstanding	6,008	5,921	6,007	5,920
Dilutive effect of restricted stock	—	—	—	—
Diluted weighted average common shares outstanding	6,008	5,921	6,007	5,920

Basic net loss per common share	$(0.42)	$(0.37)	$(0.47)	$(0.70)

Diluted net loss per common share	$(0.42)	$(0.37)	$(0.47)	$(0.70)

We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive. During the three months ended December 31, 2025, we excluded 168,985 shares of unvested restricted stock. During the six months ended December 31, 2025, we excluded 169,855 shares of unvested restricted stock. During the three months ended December 31, 2024, we excluded 278,107 shares of unvested restricted stock. During the six months ended December 31, 2024, we excluded 278,949 shares of unvested restricted stock.

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

We provide early payment discounts to certain customers. We evaluate the likelihood of customers taking advantage of these discounts based on historical payment trends. The cost of these discounts is reported as a reduction to the transaction price. If the actual discounts differ from those estimated, the difference is also reported as a change in the transaction price. We require prepayment from certain customers. We record any payments received in advance of contract fulfillment as a contract liability, and they are classified as customer deposits on the consolidated balance sheet.

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2025	Additions	Revenue Recognized	Customer Refunds	December 31, 2025
Contract Liabilities (Customer Deposits)	$1,364	$1,623	$(1,781)	$(1)	$1,205

	June 30, 2024	Additions	Revenue Recognized	Customer Refunds	December 31, 2024
Contract Liabilities (Customer Deposits)	$302	$2,761	$(1,898)	$—	$1,165

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of  December 31, 2025, we had no estimated returns liability. As of June 30, 2025, we had $11,000 of estimated returns liability.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn®, SR CarnoSyn®, and TriBsyn™ trademarks. We recorded beta-alanine raw material sales, and royalty and licensing income as a component of revenue in the amount of $2.0 million during the three months ended December 31, 2025, and $3.7 million during the six months ended  December 31, 2025. We similarly recorded $1.8 million during the three months ended December 31, 2024, and $4.3 million during the six months ended  December 31, 2024. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired their patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of approximately $55,000 during the three months ended December 31, 2025, and $121,000 during the six months ended  December 31, 2025. We recorded approximately $62,000 of royalty expense during the three months ended December 31, 2024, and $154,000 during the six months ended  December 31, 2024.

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

At our Annual Meeting of Stockholders held on  December 5, 2025, our stockholders approved an Amendment to the 2020 Plan to extend its term for five more years and increase the number of shares reserved to the Plan by 550,000 shares.

We did not have any stock option activity or stock options outstanding during the three and six months ended December 31, 2025, or December 31, 2024.

We did not grant any restricted stock shares during the three and six months ended December 31, 2025 and December 31, 2024. During the three and six months ended December 31, 2025 and December 31, 2024, no restricted stock shares were forfeited. Our net losses included stock-based compensation expense from vesting of prior restricted stock grants of $0.2 million for the three months ended December 31, 2025 and $0.4 million for the six months ended  December 31, 2025. Our net losses included stock-based compensation expense from vesting of prior restricted stock grants of $0.3 million for the three months ended December 31, 2024 and $0.6 million for the six months ended  December 31, 2024.

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

No deferred cash awards were granted or forfeited during the three and six months ended December 31, 2025, and  December 31, 2024.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of December 31, 2025, and June 30, 2025, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third-party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Swiss Franc Forward Contract – Current Assets	$160	$368
Total Derivative Contracts – Current Assets	160	368

Euro Forward Contract– Current Liabilities	(408)	(1,704)
Swiss Franc Forward Contract – Current Liabilities	(73)	(263)
Total Derivative Contracts – Current Liabilities	(481)	(1,967)

Fair Value Net Asset – all Derivative Contracts	$(321)	$(1,599)

We also classify any outstanding line of credit and term loan balance as a Level 2 liability as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of December 31, 2025, we had $5.8 million outstanding on our line of credit and $8.8 million outstanding on our term loan.  As of June 30, 2025, we had $1.9 million outstanding on our line of credit and $8.9 million outstanding on our term loan.  As of December 31, 2025 and June 30, 2025, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2026 or fiscal 2025.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	June 30,
	2025	2025
Raw materials	$25,028	$17,632
Work in progress	6,406	3,943
Finished goods	2,573	4,054
Reserve	(574)	(758)
Inventories, net	$33,433	$24,871

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life	December 31,	June 30,
	In Years	2025	2025
Land	NA	$8,941	$8,940
Building and building improvements	7 – 39	24,706	24,650
Machinery and equipment	3 – 12	41,855	41,311
Office equipment and furniture	3 – 5	7,416	6,936
Vehicles	3	237	237
Leasehold improvements	1 – 20	26,139	24,788
Total property and equipment		109,294	106,862
Less: accumulated depreciation and amortization		(58,036)	(55,972)
Property and equipment, net		$51,258	$50,890

Depreciation and amortization expense was approximately $1.1 million during the three months ended  December 31, 2025 and $2.3 million during the six months ended  December 31, 2025. Depreciation and amortization expense was approximately $1.2 million during the three months ended  December 31, 2024 and $2.3 million during the six months ended  December 31, 2024.

D. Other Comprehensive Loss

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three and six months ended December 31, 2025, and December 31, 2024 (in thousands):

	Three Months Ended
	December 31, 2025
	Defined	Unrealized (Losses)
	Benefit	Gains on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(228)	$(473)	$(701)
OCI before reclassifications	—	109	109
Amounts reclassified to sales	—	291	291
Tax effect on activity	—	—	—
Net current period OCI	—	400	400
Ending Balance	$(228)	$(73)	$(301)

	Six Months Ended
	December 31, 2025
	Defined	Unrealized (Losses)
	Benefit	Gains on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(228)	$(1,187)	$(1,415)
OCI before reclassifications	—	422	422
Amounts reclassified to sales	—	692	692
Tax effect on activity	—	—	—
Net current period OCI	—	1,114	1,114
Ending Balance	$(228)	$(73)	$(301)

	Three Months Ended
	December 31, 2024
	Defined	Unrealized Gains
	Benefit	(Losses) on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(292)	$(426)	$(718)
OCI before reclassifications	—	1,183	1,183
Amounts reclassified from OCI to Sales	—	(105)	(105)
Tax effect of OCI activity	6	(214)	(208)
Net current period OCI	6	864	870
Ending Balance	$(286)	$438	$152

	Six Months Ended
	December 31, 2024
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(278)	$172	$84	$(22)
OCI (OCL) before reclassifications	—	376	(111)	265
Amounts reclassified from OCI to Sales	—	(47)	—	(47)
Tax effect of OCI activity	(8)	(63)	27	(44)
Net current period (OCL) OCI	(8)	266	(84)	174
Ending Balance	$(286)	$438	$—	$152

E. Leases

We currently lease our Vista, California product manufacturing facility and Lugano, Switzerland product manufacturing and support facilities.

On July 18, 2023, we entered into a Fourth Amendment to the Lease of our Vista, California manufacturing facility. The Fourth Amendment extended the term of the Lease by an additional ten years and five months commencing April 1, 2024. The amended lease covering two buildings and approximately 162,000 square feet resulted in an increase in base rent to $1.50 per square foot, after five free months of base rent beginning at the commencement of the extended term. NAI has constructed substantial improvements to the facilities including but not limited to installation of an approximately $2.4 million solar electrical generating system on both buildings, and other substantial improvements. Pursuant to the Fourth Amendment, the Landlord will reimburse NAI for up to $1.1 million of these tenant improvements to the buildings. Our lease liability and Right of Use asset were both increased by approximately $25.9 million as a result of this lease extension effective on the date that the Fourth Amendment was executed.

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

Our leases are classified as operating leases. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of December 31, 2025, the weighted average remaining lease term for our operating leases was 8.1 years and the weighted average discount rate for our operating leases was 5.95%. As of June 30, 2025, the weighted average remaining lease term for our operating leases was 8.6 years and the weighted average discount rate was 5.94%.

Other information related to leases as of December 31, 2025, and December 31, 2024, was as follows (in thousands):

Supplemental Cash Flow Information	Six Months Ended	Six Months Ended
	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$2,509	$1,841

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

We have a Term Note with Wells Fargo we entered into on August 16, 2021 to borrow part of the purchase price of our powder processing and warehouse property in Carlsbad, California.  The Term Note is secured by a first mortgage on that property.  The Term Note was in the original principal amount of $10.0 million and is a seven-year note with payments fully amortized based on a twenty-five year assumed term. Installment payments under this term loan commenced October 1, 2021 and continue through August 1, 2028 with a final installment due September 1, 2028, consisting of all remaining amounts due. Amounts outstanding on this note during the term of the agreement bear interest at the rate of 1.8% above the SOFR rolling 30-day average. As of December 31, 2025, we had $8.8 million outstanding under the Term Note.

We also have credit approval with Wells Fargo Bank, which allows us to hedge foreign currency exposures up to 12 months in the future, and we have credit approval with Bank of America which allows us to hedge foreign currency exposures up to 24 months in the future.

For the three and six months ended December 31, 2025, we were not in compliance with the maximum net loss and fixed charge coverage ratio covenants of our credit agreement. We also anticipate we will not be able to comply with all of the covenants required under the modified Credit Agreement in the third quarter of fiscal 2026. On December 12, 2025, we received a waiver from Wells Fargo related to covenant violations for the three months ended September 30, 2025. We will pay a waiver fee of $10,000 for the execution of this waiver. We have advised our lender that we are not in compliance with our covenants as of December 31, 2025 and that we do not expect to be in compliance with the covenants for the third quarter of fiscal 2026. We are in discussions with the lender regarding an additional waiver for these events of non-compliance, and they have indicated they will not exercise their option to terminate the agreement. Concurrently, we are in active discussions with a potential new asset-based lender we believe may provide an increased borrowing facility to support our expected business growth and provide greater flexibility in working capital availability and covenant requirements. There can be no assurance we will be able to successfully complete the negotiation of a new credit facility, or what the differences in amount, cost and other factors may be.

As of  December 31, 2025, we had $10.0 million of maximum borrowing capacity available on our credit facility and outstanding borrowings were $5.8 million.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Customer 1	$8,304	$10,350	$22,750	$22,608
Customer 2	8,324	6,109	13,134	10,155
Customer 3	4,205	5,527	8,065	9,228
	$20,833	$21,986	$43,949	$41,991

Accounts receivable from these customers totaled $12.6 million at December 31, 2025 and $9.9 million at June 30, 2025.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Supplier 1	$3,017	$3,690	$4,444	$7,928
	$3,017	$3,690	$4,444	$7,928

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

Our operating results by business segment for the three months ended December 31, 2025 were as follows (in thousands):

				Natural
			Corporate	Alternatives
	Private-label	Patent and	expenses	International
	contract	trademark	not allocated	Inc.
	manufacturing	licensing	to segments	Consolidated

Net sales	$32,804	$1,991	$-	$34,795
Cost of goods sold	31,461	843	-	32,304
Gross profit	1,343	1,148	-	2,491
Selling, general and administrative expenses	1,519	579	2,240	4,338
(Loss) income from operations	(176)	569	(2,240)	(1,847)

Other income (expense):
Interest expense	(224)	-	-	(224)
Foreign exchange loss	(194)	-	-	(194)
Other, net	(64)	-	-	(64)
Total other expense	(482)	-	-	(482)

(Loss) income before income taxes	(658)	569	(2,240)	(2,329)
Provision for income taxes				224
Net loss				$(2,553)

Other supplemental information:
Stock-based compensation	$163	$15	$-	$178
Depreciation and amortization	1,164	2	-	1,166
Capital expenditures	934	-	-	934

Our operating results by business segment for the six months ended December 31, 2025 were as follows (in thousands):

				Natural
			Corporate	Alternatives
	Private-label	Patent and	expenses	International
	contract	trademark	not allocated	Inc.
	manufacturing	licensing	to segments	Consolidated

Net sales	$68,869	$3,656	$-	$72,525
Cost of goods sold	64,370	1,267	-	65,637
Gross profit	4,499	2,389	-	6,888
Selling, general and administrative expenses	2,872	1,108	4,471	8,451
Income (loss) from operations	1,627	1,281	(4,471)	(1,563)

Other income (expense):
Interest income	30	-	-	30
Interest expense	(450)	-	-	(450)
Foreign exchange loss	(495)	-	-	(495)
Other, net	(50)	-	-	(50)
Total other expense	(965)	-	-	(965)

Income (loss) before income taxes	662	1,281	(4,471)	(2,528)
Provision for income taxes				316
Net loss				$(2,844)

Other supplemental information:
Stock-based compensation	$324	$31	$-	$355
Depreciation and amortization	2,329	3	-	2,332
Capital expenditures	1,964	-	-	1,964

Our operating results by business segment for the three months ended December 31, 2024 were as follows (in thousands):

				Natural
			Corporate	Alternatives
	Private-label	Patent and	expenses	International
	contract	trademark	not allocated	Inc.
	manufacturing	licensing	to segments	Consolidated

Net sales	$32,315	$1,763	$-	$34,078
Cost of goods sold	31,916	493	-	32,409
Gross profit	399	1,270	-	1,669
Selling, general and administrative expenses	1,556	556	2,337	4,449
(Loss) income from operations	(1,157)	714	(2,337)	(2,780)

Other income (expense):
Interest income	41	-	-	41
Interest expense	(278)	-	-	(278)
Foreign exchange gain	154	-	-	154
Other, net	(3)	-	-	(3)
Total other expense	(86)	-	-	(86)

(Loss) income before income taxes	(1,243)	714	(2,337)	(2,866)
Benefit for income taxes				(675)
Net loss				$(2,191)

Other supplemental information:
Stock-based compensation	$252	$25	$-	$277
Depreciation and amortization	1,132	2	-	1,134
Capital expenditures	1,056	-	-	1,056

Our operating results by business segment for the six months ended December 31, 2024 were as follows (in thousands):

				Natural
			Corporate	Alternatives
	Private-label	Patent and	expenses	International
	contract	trademark	not allocated	Inc.
	manufacturing	licensing	to segments	Consolidated

Net sales	$62,945	$4,283	$-	$67,228
Cost of goods sold	61,917	1,383	-	63,300
Gross profit	1,028	2,900	-	3,928
Selling, general and administrative expenses	2,830	1,188	4,526	8,544
(Loss) income from operations	(1,802)	1,712	(4,526)	(4,616)

Other income (expense):
Interest income	74	-	-	74
Interest expense	(456)	-	-	(456)
Foreign exchange loss	(277)	-	-	(277)
Other, net	(4)	-	-	(4)
Total other expense	(663)	-	-	(663)

(Loss) income before income taxes	(2,465)	1,712	(4,526)	(5,279)
Benefit for income taxes				(1,106)
Net loss				$(4,173)

Other supplemental information:
Stock-based compensation	$503	$50	$-	$553
Depreciation and amortization	2,258	3	-	2,261
Capital expenditures	1,357	-	-	1,357

Total assets by segment were as follows (in thousands):

	December 31, 2025	June 30, 2025
Private-label contract manufacturing	$113,754	$113,843
Patent and trademark licensing	39,547	38,096
Total Assets	$153,301	$151,939

I. Income Taxes

For the three and six months ended  December 31, 2025, we used the discrete effective tax rate method in accordance with Accounting Standards Codification ("ASC") 740-270-30-18 which allows for treatment of the interim year-to-date period as if it were the annual period when calculating estimated income tax expense or benefit. For the three and six months ended  December 31, 2024, we used an estimated annual effective tax rate, which is based on expected annual income (or loss), statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject to determine our quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

During fiscal year 2025, we recorded a valuation allowance against net domestic deferred income tax assets of $4.8 million, representing the amount of our deferred income tax assets in excess of our domestic deferred income tax liabilities. During the three months ended December 31, 2025, we recorded a valuation allowance against domestic deferred income tax assets of $0.6 million, and during the six months ended  December 31, 2025, we recorded a valuation allowance against domestic deferred income tax assets of $0.7 million representing the amount of our domestic deferred income tax assets in excess of our domestic deferred income tax liabilities as of  December 31, 2025. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we have realized related to our U.S.-based operations in recent years, that realization of the net domestic deferred income tax asset was more likely than not. The valuation allowance recorded as of December 31, 2025, related to U.S.-based deferred tax assets attributed to the U.S.-based loss before income taxes during the three and six months ended December 31, 2025.

As a result of the recognition of these domestic valuation adjustments, we have a $5.5 million net deferred tax asset offset by a valuation allowance of $5.5 million resulting in a net deferred tax asset of $0 as of December 31, 2025. This valuation allowance did not have any effect on the tax expense and related liability recorded for operating income recognized by our Swiss subsidiary Natural Alternatives International, ("NAIE") during the three and six months ended December 31, 2025.

Our effective tax rate for the three months ended December 31, 2025 was -9.6%, and our effective tax rate for the three months ended  December 31, 2024 was 23.6%. Our effective tax rate for the six months ended December 31, 2025 was -12.5%, and our effective tax rate for the six months ended  December 31, 2024 was 21.0%. Our effective tax rates for the three and six months ended  December 31, 2025 differs from the fiscal 2025 U.S. federal statutory rate of 21% primarily due to a valuation allowance on deferred tax assets, a Swiss withholding tax on a dividend paid by NAIE to NAI, and a foreign income tax rate differential. Our effective tax rate for the three and six months ended  December 31, 2024 differs from the fiscal 2024 U.S. federal statutory rate of 21% primarily due to forecasted research and development tax credits. During the three and six months ended December 31, 2025, provision for income taxes is comprised of a 5% Swiss withholding tax on a dividend paid by NAIE to NAI and income tax expense associated with pre-tax income from NAIE.

On July 4, 2025, congress voted into law the One Big Beautiful Bill Act which restores the immediate expensing of domestic research and development expenses while making permanent the capitalization and amortization rules of research and development conducted abroad.

J. Treasury Stock

At times we purchase our shares under a stock repurchase plan (“Repurchase Plan”) authorized by the Board of Directors. The current total authorized repurchase amount is $18.0 million and as of December 31, 2025, we had approximately $716,000 remaining available under the Repurchase Plan. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon certain market conditions, in open market or privately negotiated transactions. Our credit agreement with Wells Fargo effective as amended, currently prohibits most stock repurchases (see Note F). As a result, until that restriction is modified or removed, we do not intend to purchase our shares other than our longstanding practice of purchasing shares from our employees in exchange for paying the employees’ withholding requirements upon vesting of restricted stock held by the employee. This practice of covering withholding requirements is allowed in our credit agreement as amended with Wells Fargo.

There were no stock repurchases for the three months ended December 31, 2025 and  December 31, 2024.

Stock repurchases for the six months ended December 31, 2025 were as follows:

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

K. Derivatives and Hedging

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to forecasted product sales denominated in foreign currencies and to other transactions of NAIE, our foreign subsidiary. As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we may use foreign exchange contracts in the form of forward contracts. There can be no guarantee any such contract, to the extent we enter into such contracts, will be effective hedges against our foreign currency exchange risk.

As of December 31, 2025, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts are expected to be settled through June 2026. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged sales of products are recognized.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item as well as ensuring the assumptions we made at hedge inception have not materially changed. No hedging relationships were terminated as a result of ineffective hedging for the three and six months ended December 31, 2025, and December 31, 2024.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three and six months ended December 31, 2025, and December 31, 2024, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of December 31, 2025, the notional amounts of our foreign exchange contracts accounted for as cash flow hedges were $19.1 million (EUR 16.5 million) for Euro sales and $4.8 million (CHF 3.8 million) for Swiss Franc sales. As of December 31, 2025, a net loss of approximately $0.5 million offset by approximately $0.4 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that the entire amount of the net loss as of December 31, 2025, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions.

We are exposed to interest rate fluctuations related to our $10.0 million Term Note with Wells Fargo, which carries a variable interest rate of 1.80% above the SOFR rolling 30-day average. For the first three years of the Term Note, we managed our exposure to this variable rate, by entering into a floored interest rate swap that fixed our all-in rate on this loan to 2.4%. Fluctuations in the relation of our contractual swap rate to current market rates were recorded as an asset or liability with an offset to OCI at the end of each reporting period. Interest expense was adjusted for the difference between the actual SOFR spread and the swap contractual rate such that our effective interest expense for each period was equal to our hedged rate of 2.4%. This interest rate swap contract expired on September 3, 2024.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three and six months ended December 31, 2025, we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of December 31, 2025, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $11.2 million (CHF 9.0 million).

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

Settlement of Legal Proceeding

In December 2023, we were sued by three former employees in two separate, but substantially identical matters brought by the same law firm.  The lawsuits were filed as a putative class action and a California Private Attorney General Act action seeking awards for all similarly situated employees going back ten years or more. We responded to these actions and agreed to submit the matters for mediation. On July 3, 2025, the mediation took place, and a tentative settlement agreement was reached whereby we agreed to contribute a maximum of $1.25 million. The court has consolidated the two actions.  The potential settlement has been brought before the court which must approve it, and all similarly situated employees need to be contacted, and they may elect to participate or not. The process of obtaining court approval of the settlement is estimated to take approximately another three to six months. We accrued the maximum settlement amount in our results of operations as of  June 30, 2025 along with estimated related legal fees of $150,000.  During the three months ended  December 31, 2025, we accrued additional estimated related legal fees of $12,000.

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

Geopolitical Uncertainty

Management is monitoring the war in Ukraine, ceasefires in Gaza, Lebanon and Iran, the on-going conflicts in Syria and Sudan, and potential economic effects from these events as they develop. These geographical areas account for a small portion of our global net sales, but we do source multiple raw materials from Israel. We do not anticipate these conflicts will have a significant impact on our net sales. We are continually evaluating options for alternative ingredient sources and/or holding safety stock of impacted materials to limit any impact. There are further concerns regarding consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, and other unforeseen business disruptions due to the current global geopolitical tensions. We will continue to evaluate impacts of these developments on our customers, suppliers, employees, and operations.

Government Trade Tariffs

The President of the United States has ordered U.S. government agencies to enforce new and increased tariffs on a wide range of goods and materials imported from foreign trade partners. Some tariffs have been presently deferred, and details of future tariff restrictions seem to continuously evolve. Current and future implementation of tariffs may include products and ingredients we or our customers require for their products. These goods may include beta-alanine. The commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. In response, China, Canada, the European Union, and other governments have imposed tariffs on certain American products. The resulting tariffs could have a significant adverse effect on our customers' businesses, the availability of beta-alanine, and the cost of our products. While we do not know how potential increased tariffs will be imposed, or how any tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products or ingredients we use in the products we manufacture could adversely impact our customers as a result of increased product costs, and such increased costs could have an adverse impact on the availability of beta-alanine, the licensing of our patents and trademarks and our distribution of this raw material. This could adversely impact our ability to license our patents and trademarks, our ability to sell beta-alanine, and our customers’ ability to compete in the marketplace, reducing demand for our products, and products we manufacture for our customers. Any of these events could have a material adverse effect on our business and results of operations.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the three and six months ended December 31, 2025. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2025 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the six months ended December 31, 2025, our net sales were 8% higher than in the six months ended December 31, 2024. Private-label contract manufacturing sales increased 9% primarily due to increased orders from several of our existing customers and shipments to new customers, partially offset by reduced orders from other existing customers. Revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the six months ended December 31, 2025 was 31%, and revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the six months ended December 31, 2024 was 34%. We expect our annualized fiscal 2026 revenue concentration for our largest customer to be lower as compared to our revenue concentration for our largest customer in fiscal 2025.

During the six months ended December 31, 2025, patent and trademark licensing revenue decreased 15% to $3.7 million compared to revenue of $4.3 million for the six months ended December 31, 2024. The decrease in patent and trademark licensing revenue during the six months ended December 31, 2025 was primarily due to lower instant release CarnoSyn® raw material sales and lower royalty and licensing revenue, partially offset by sales of our new TriBsyn™ product.

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

To protect and grow our CarnoSyn® product offerings, we incurred litigation and patent compliance expenses of approximately $0.2 million during the six months ended December 31, 2025 and $0.3 million during the six months ended December 31, 2024. Our legal expense associated with our CarnoSyn® business has remained relatively low as we have no active litigation, and our current run-rate of expenses is primarily related to maintenance and expansion of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to develop a market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark and our new beta-alanine product marketed under our TriBsyn™ trademark, maintain our patent rights, the availability and cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2026, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn®, SR CarnoSyn®, and TriBsyn™ beta-alanine products.

While we grew our net sales, expanded our gross margins and reduced selling, general and administrative costs during the three and six months ended December 31, 2025, we experienced a loss from operations during the first six months of fiscal 2026 primarily due to underutilization of our factory capacities. The improvement in gross profit is primarily related to increased new and existing customer sales that also drove improved factory utilization. Selling, general and administrative expenses decreased slightly as compared to the prior year primarily related to a reduction in legal fees associated with our patent estate and a customer credit loss in the prior year. Although we anticipate we will increase our sales revenue during the remaining two quarters of fiscal 2026 as compared to the prior year periods and the first half of this year, we now believe that we will experience a net loss in the second half of fiscal 2026, and a net loss for the full fiscal 2026 year due to declines in our customer’s forecasted sales along with delayed new product launches.

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

Results of Operations

The results of our operations for the three and six months ended December 31 were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2025	2024	% Change	2025	2024	% Change
Private label contract manufacturing	$32,804	$32,315	2%	$68,869	$62,945	9%
Patent and trademark licensing	1,991	1,763	13%	3,656	4,283	(15)%
Total net sales	34,795	34,078	2%	72,525	67,228	8%
Cost of goods sold	32,304	32,409	(0)%	65,637	63,300	4%
Gross profit	2,491	1,669	49%	6,888	3,928	75%
Gross profit %	7.2%	4.9%		9.5%	5.8%

Selling, general and administrative expenses	4,338	4,449	(2)%	8,451	8,544	(1)%
% of net sales	12.5%	13.1%		11.7%	12.7%

Loss from operations	(1,847)	(2,780)	(34)%	(1,563)	(4,616)	(66)%
% of net sales	(5.3)%	(8.2)%		(2.2)%	(6.9)%

Other expense	(482)	(86)	460%	(965)	(663)	46%
Loss before income taxes	(2,329)	(2,866)	(19)%	(2,528)	(5,279)	(52)%
% of net sales	(6.7)%	(8.4)%		(3.5)%	(7.9)%

Provision (benefit) for income taxes	224	(675)	(133)%	316	(1,106)	(129)%
Net loss	$(2,553)	$(2,191)	17%	$(2,844)	$(4,173)	(32)%
% of net sales	(7.3)%	(6.4)%		(3.9)%	(6.2)%

Private-label contract manufacturing net sales increased 2% during the three months ended December 31, 2025, and increased 9% during the six months ended December 31, 2025, when compared to the same periods in the prior year. The increase in net sales during the three and six months ended December 31, 2025 was primarily due to increased orders from several of our existing customers and shipments to new customers, which was partially offset by decreased shipments to other existing customers.

Net sales from our patent and trademark licensing segment increased 13% during the three months ended December 31, 2025, and decreased 15% during the six months ended December 31, 2025, when compared to the same periods in the prior year. The increase in patent and trademark licensing revenue during the three months ended December 31, 2025, was primarily due to increased raw material orders from existing customers partially offset by a decrease in royalty and licensing revenue. The decrease in patent and trademark licensing revenue during the six months ended December 31, 2025, was primarily due to decreased raw material orders from existing customers and decreased royalty and licensing revenue, partially offset by sales of our new TriBsyn™ product.

The change in gross profit margin for the three and six months ended December 31, 2025, was as follows:

	Three Months Ended	Six Months Ended

Contract manufacturing(1)	2.7%	4.7%
Patent and trademark licensing(2)	(0.4)%	(1.0)%
Total change in gross profit margin	2.3%	3.7%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales increased 2.7 percentage points during the three months ended December 31, 2025 and increased 4.7 percentage points during the six months ended December 31, 2025, when compared to the comparable prior year periods. The increase in gross profit as a percentage of net sales for private-label contract manufacturing during the three and six months ended December 31, 2025 is primarily related to an increase in sales volume which decreased our capacity underutilization, along with a favorable change in product sales mix and favorable foreign currency exchange rate fluctuations.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 0.4 percentage points during the three months ended December 31, 2025 when compared to the comparable prior year period. The decrease in margin contribution was primarily due to a decrease in royalty and licensing revenue. During the six months ended December 31, 2025, patent and trademark licensing margin contribution decreased 1.0 percentage points when compared to the comparable prior year period. The decrease in margin contribution was primarily due to a decrease in patent and trademark licensing net sales in total and as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business.

Selling, general and administrative expenses decreased approximately $0.1 million, or 2%, during the three months ended December 31, 2025 and $0.1 million or 1% during the six months ended December 31, 2025 when compared to the comparable periods in the prior year. Both decreases compared to the same periods in the prior year are primarily related to decreases in allowance for credit losses and legal expenses associated with our patent estate, partially offset by increases in compensation and benefits expenses and new product promotional expenses related to the new TriBsyn™ product.

Other expense, net increased $0.4 million during the three months ended December 31, 2025 and increased $0.3 million during the six months ended December 31, 2025 when compared to the comparable periods during the prior year. The increases are primarily due to an increase in foreign currency exchange losses.

Our provision for income taxes during the three-month period ended December 31, 2025 increased to an expense of approximately $0.2 million when compared to a benefit for income taxes of approximately $0.7 million during the three months ended December 31, 2024. Our provision for income taxes during the six-month period ended December 31, 2025 increased to $0.3 million compared to a tax benefit of $1.1 million in the comparable period during the prior fiscal year. The increase in our provision for income taxes during the three and six months ended December 31, 2025 is primarily due to a 5% Swiss withholding tax on a dividend paid by NAIE to NAI as well as income before income taxes from NAIE.  The loss before income taxes from our U.S operations had no impact on our provision for income taxes due to a full valuation allowance on the domestic net deferred tax asset from our U.S. operations during the three and six months ended December 31, 2025.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operating activities and the availability of borrowings under our credit facilities. Net cash used in operating activities was $10.4 million for the six months ended December 31, 2025, compared to net cash used in operating activities of $3.4 million in the comparable period during the prior fiscal year.

For the six months ended December 31, 2025, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, used $3.1 million in cash compared to using $0.1 million of cash during the comparable six-month period in the prior year. The change in cash flow activity in accounts receivable during the six months ended December 31, 2025, primarily resulted from the timing of sales and related collections. Days sales outstanding was 41 days during the six months ended December 31, 2025, as compared to 46 days for the prior year period.

Changes in inventory used $8.6 million in cash during the six months ended December 31, 2025, compared to providing $1.2 million in the comparable prior year period. The change in cash related to inventory during the six months ended December 31, 2025, was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to the same period in the prior year. Changes in accounts payable and accrued liabilities provided $0.9 million in cash during the six months ended December 31, 2025, compared to using $3.5 million during the six months ended December 31, 2024. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the six months ended December 31, 2025, was $2.0 million compared to $1.4 million in the comparable prior year period. The increase during the six months ended December 31, 2025 was related to increased capital expenditures primarily related to costs incurred to install solar energy generation equipment on our manufacturing facilities during the six months ended December 31, 2025 as compared to the six months ended December 31, 2024.

Cash provided by financing activities for the six months ended December 31, 2025, was $3.7 million compared to providing $1.4 million in the comparable prior year period. The change in financing activities is primarily due to increased usage of our credit facility during the six-month period ended December 31, 2025 compared to the six-month period ended December 31, 2024.

As of December 31, 2025, we had $10.0 million of borrowing capacity available on our credit facility of which we had outstanding borrowing of $5.8 million. We also owed $8.8 million on a term loan secured by our Carlsbad, California powder processing and storage facility.  As of June 30, 2025, we had outstanding borrowing of $1.9 million on our line of credit, and we also owed $8.9 million on our term loan.

On December 31, 2025, we had $3.8 million in cash and cash equivalents all of which was held by NAIE. On October 15, 2025, NAIE paid a dividend of $3.1 million to NAI which was subject to a 5% Swiss withholding tax. Overall, we believe our available cash, cash equivalents, potential cash flows from operations, and our line of credit will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months. On June 20, 2025, we entered into an amended credit facility with Wells Fargo Bank, National Association ("Wells Fargo"). The amended credit facility extended the maturity date of our credit facility to December 31, 2026, decreased the maximum principal amount that can be borrowed from $12.5 million to $10.0 million, waived all prior events of default, prospectively waived the anticipated covenant violations for the quarter ending June 30, 2025, and modified the financial covenants for the first quarter of fiscal 2026 and beyond. On December 12, 2025, we received a waiver from Wells Fargo related to covenant violations for the three months ended September 30, 2025. We have advised our lender that we are not in compliance with our covenants as of December 31, 2025 and that we do not expect to be in compliance with the covenants for the third quarter of fiscal 2026. We are in discussions with the lender regarding an additional waiver for these events of non-compliance, and they have indicated they will not exercise their option to terminate the agreement. Concurrently, we are in active discussions with a potential new asset-based lender that we believe will provide an increased borrowing facility to support our expected business growth and provide greater flexibility in working capital availability and covenant requirements. There can be no assurance we will be able to successfully complete the negotiation of a new credit facility, or what the differences in amount, cost and other factors may be. Please see Note F, Item 1 of Part I of this report for terms of our current modified line of credit.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses that would be material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective to provide reasonable assurance over financial reporting as of December 31, 2025.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2023 we were sued by three former employees in two separate but substantially identical matters brought by the same law firm.  The lawsuits were filed as a putative class action and a California Private Attorney General Act action seeking awards for all similarly situated employees going back ten years or more. We responded to these actions and agreed to submit the matters for mediation. On July 3, 2025, the mediation took place, and a tentative settlement agreement was reached whereby we agreed to contribute a maximum of $1.25 million. The court has consolidated the two actions. The court must approve the potential settlement, and all similarly situated employees need to be contacted, and they may elect to participate or not. The process of obtaining court approval of the settlement is estimated to take approximately another three to six months. We accrued the maximum settlement amount in our results of operations as of June 30, 2025 along with estimated related legal fees of $150,000.  During the three months ended December 31, 2025, we accrued additional estimated related legal fees of $12,000.

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

We did not sell any unregistered equity securities during the six-month periods ended December 31, 2025 and December 31, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

During the six-month period ended December 31, 2025, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934 adopted or terminated any contract instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined under Item 408(a) of Regulation S-K.

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

Date: February 13, 2026

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Michael E. Fortin
Michael E. Fortin, Chief Financial Officer
(principal financial and accounting officer)