Form 10-Q
period 2026-03-31
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2026-05-19
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 18, 2026, 6,275,229 shares of NAI's common stock were outstanding, net of 3,368,677 treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$9,196	$12,325
Accounts receivable – less allowance for credit losses of $0 at March 31, 2026 and June 30, 2025	20,588	14,644
Inventories, net	29,934	24,871
Income tax receivable	69	276
Forward contracts	71	368
Prepaids and other current assets	4,137	6,792
Total current assets	63,995	59,276
Property and equipment, net	50,813	50,890
Operating lease right-of-use assets	39,130	41,054
Other noncurrent assets, net	942	719
Total assets	$154,880	$151,939
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,156	$15,352
Accrued liabilities	3,369	3,105
Accrued compensation and employee benefits	3,247	2,173
Customer deposits	1,323	1,364
Short-term liability – operating leases	2,360	2,227
Forward contracts	358	1,967
Income taxes payable	—	411
Mortgage note payable, current portion	312	305
Line of credit – current	10,000	1,900
Total current liabilities	39,125	28,804
Long-term liability – operating leases	44,104	45,970
Long-term pension liability	149	111
Mortgage note payable, net of current portion	8,392	8,628
Total liabilities	91,770	83,513
Commitments and contingencies (Notes E, F, and L)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at March 31, 2026 and June 30, 2025, issued and outstanding (net of treasury shares) 6,275,229 at March 31, 2026 and 6,178,213 at June 30, 2025	94	93
Additional paid-in capital	34,106	33,611
Retained earnings	52,236	59,391
Treasury stock, at cost, 3,368,677 shares at March 31, 2026 and 3,326,693 at June 30, 2025	(23,341)	(23,254)
Accumulated other comprehensive income (loss)	15	(1,415)
Total stockholders’ equity	63,110	68,426
Total liabilities and stockholders’ equity	$154,880	$151,939

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net sales	$35,482	$28,766	$108,007	$95,994
Cost of goods sold	35,099	26,940	100,736	90,240
Gross profit	383	1,826	7,271	5,754
Selling, general and administrative	4,397	3,926	12,848	12,470

Loss from operations	(4,014)	(2,100)	(5,577)	(6,716)

Other income (expense):
Interest income	—	51	30	125
Interest expense	(270)	(246)	(720)	(703)
Foreign exchange gain (loss)	50	(339)	(445)	(616)
Other, net	(9)	(8)	(59)	(11)
Total other expense	(229)	(542)	(1,194)	(1,205)

Loss before income taxes	(4,243)	(2,642)	(6,771)	(7,921)
Provision (benefit) for income taxes	68	(456)	384	(1,562)
Net loss	$(4,311)	$(2,186)	$(7,155)	$(6,359)

Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	316	(414)	1,430	(232)

Comprehensive loss	$(3,995)	$(2,600)	$(5,725)	$(6,591)

Net loss per common share:
Basic	$(0.72)	$(0.37)	$(1.19)	$(1.07)
Diluted	$(0.72)	$(0.37)	$(1.19)	$(1.07)

Weighted average common shares outstanding
Basic	6,025,463	5,942,691	6,013,283	5,927,608
Diluted	6,025,463	5,942,691	6,013,283	5,927,608

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three-Month Periods Ended March 31, 2026 and 2025

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance, December 31, 2025	9,504,906	$93	$33,966	$56,547	3,328,128	$(23,259)	$(301)	$67,046
Compensation expense related to stock compensation plans	—	—	140	—	—	—	—	140
Issuance of common stock for restricted stock grants	139,000	1	—	—	—	—	—	1
Repurchase of common stock	—	—	—	—	29,884	(82)	—	(82)
Forfeiture of restricted stock	—	—	—	—	10,665	—	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	316	316
Net loss	—	—	—	(4,311)	—	—	—	(4,311)
Balance, March 31, 2026	9,643,906	$94	$34,106	$52,236	3,368,677	$(23,341)	$15	$63,110

Balance, December 31, 2024	9,480,906	$93	$33,187	$68,793	3,282,128	$(23,084)	$152	$79,141
Compensation expense related to stock compensation plans	—	—	245	—	—	—	—	245
Issuance of common stock for restricted stock grants	24,000	—	—	—	—	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	1	1
Repurchase of common stock	—	—	—	—	43,880	(168)	—	(168)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(414)	(414)
Net loss	—	—	—	(2,186)	—	—	—	(2,186)
Balance, March 31, 2025	9,504,906	$93	$33,432	$66,607	3,326,008	$(23,252)	$(261)	$76,619

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Nine-Month Periods Ended March 31, 2026 and 2025

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance, June 30, 2025	9,504,906	$93	$33,611	$59,391	3,326,693	$(23,254)	$(1,415)	$68,426
Compensation expense related to stock compensation plans	—	—	495	—	—	—	—	495
Issuance of common stock for restricted stock grants	139,000	1	—	—	—	—	—	1
Repurchase of common stock	—	—	—	—	31,319	(87)	—	(87)
Forfeiture of restricted stock	—	—	—	—	10,665	—	—	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	1,430	1,430
Net loss	—	—	—	(7,155)	—	—	—	(7,155)
Balance, March 31, 2026	9,643,906	$94	$34,106	$52,236	3,368,677	$(23,341)	$15	$63,110

Balance, June 30, 2024	9,480,906	$93	$32,634	$72,966	3,280,721	$(23,076)	$(22)	$82,595
Compensation expense related to stock compensation plans	—	—	798	—	—	—	—	798
Issuance of common stock for restricted stock grants	24,000	—	—	—	—	—	—	—
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(7)	(7)
Repurchase of common stock	—	—	—	—	45,287	(176)	—	(176)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(232)	(232)
Net loss	—	—	—	(6,359)	—	—	—	(6,359)
Balance, March 31, 2025	9,504,906	$93	$33,432	$66,607	3,326,008	$(23,252)	$(261)	$76,619

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(7,155)	$(6,359)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,526	3,400
Stock-based compensation	495	798
Non-cash lease expense	3,918	4,616
Pension expense, net of contributions	38	22
Loss on disposal of assets	2	35
Changes in operating assets and liabilities:
Accounts receivable	(5,944)	5,241
Inventories, net	(5,063)	(2,742)
Prepaids and other assets	2,432	1,079
Accounts payable and accrued liabilities	2,640	1,014
Forward contracts	118	22
Accrued compensation and employee benefits	1,074	319
Operating lease liabilities	(3,727)	(2,998)
Income taxes	(204)	(1,860)
Net cash (used in) provided by operating activities	(7,850)	2,587

Cash flows from investing activities
Purchases of property and equipment	(3,064)	(2,159)
Net cash used in investing activities	(3,064)	(2,159)

Cash flows from financing activities
Borrowing on line of credit	8,100	(1,400)
Payments on long-term debt	(228)	(222)
Repurchase of common stock	(87)	(176)
Net cash provided by (used in) financing activities	7,785	(1,798)

Net decrease in cash and cash equivalents	(3,129)	(1,370)
Cash and cash equivalents at beginning of period	12,325	11,981
Cash and cash equivalents at end of period	$9,196	$10,611

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$628	$627
Income taxes	$414	$362
Non-cash purchases of property and equipment	$387	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended  June 30, 2025 (“2026 Annual Report”). The accounting policies used to prepare the financial statements included in this Report are the same policies described in the notes to the consolidated financial statements in our 2026 Annual Report unless otherwise noted below.

Recently Adopted Accounting Pronouncements

We did not adopt any accounting pronouncements during the three and nine months ended March 31, 2026.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Numerator
Net loss	$(4,311)	$(2,186)	$(7,155)	$(6,359)

Denominator
Basic weighted average common shares outstanding	6,025	5,943	6,013	5,928
Dilutive effect of restricted stock	—	—	—	—
Diluted weighted average common shares outstanding	6,025	5,943	6,013	5,928

Basic net loss per common share	$(0.72)	$(0.37)	$(1.19)	$(1.07)

Diluted net loss per common share	$(0.72)	$(0.37)	$(1.19)	$(1.07)

We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive. During the three months ended March 31, 2026, we excluded 107,845 shares of unvested restricted stock. During the nine months ended March 31, 2026, we excluded 149,185 shares of unvested restricted stock. During the three months ended March 31, 2025, we excluded 158,319 shares of unvested restricted stock. During the nine months ended March 31, 2025, we excluded 238,739 shares of unvested restricted stock.

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

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2025	Additions	Revenue Recognized	Customer Refunds	March 31, 2026
Contract Liabilities (Customer Deposits)	$1,364	$2,660	$(2,699)	$(2)	$1,323

	June 30, 2024	Additions	Revenue Recognized	Customer Refunds	March 31, 2025
Contract Liabilities (Customer Deposits)	$302	$3,700	$(2,479)	$—	$1,523

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of  March 31, 2026, we had no estimated returns liability. As of June 30, 2025, we had $11,000 of estimated returns liability.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn®, SR CarnoSyn®, and TriBsyn® trademarks. We recorded beta-alanine raw material sales, and royalty and licensing income as a component of revenue in the amount of $1.7 million during the three months ended March 31, 2026, and $5.3 million during the nine months ended  March 31, 2026. We similarly recorded $1.7 million during the three months ended March 31, 2025, and $6.0 million during the nine months ended  March 31, 2025. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired their patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of approximately $56,000 during the three months ended March 31, 2026 and  March 31, 2025. We recognized royalty expense as a component of cost of goods sold in the amount of approximately $177,000 during the nine months ended  March 31, 2026 and $210,000 during the nine months ended  March 31, 2025.

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

We did not have any stock option activity or stock options outstanding during the three and nine months ended March 31, 2026, or March 31, 2025.

During the three and nine months ended March 31, 2026, we granted a total of 139,000 restricted stock shares to members of our Board of Directors and key members of our management team. During the three and nine months ended March 31, 2025, we granted a total of 24,000 restricted stock shares to members of our Board of Directors. During the three and nine months ended March 31, 2026, 10,665 restricted stock shares were forfeited. During the three and nine months ended March 31, 2025, no restricted stock shares were forfeited. Our net losses included stock-based compensation expense from vesting of prior restricted stock grants of $0.1 million for the three months ended March 31, 2026 and $0.5 million for the nine months ended  March 31, 2026. Our net losses included stock-based compensation expense from vesting of prior restricted stock grants of $0.2 million for the three months ended March 31, 2025 and $0.8 million for the nine months ended  March 31, 2025.

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

During the three and nine months ended March 31, 2026, we granted a total of $0.9 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. During the three and nine months ended March 31, 2025, we granted a total of $0.2 million in deferred cash awards to members of our Board of Directors. Each deferred cash award provides for three equal cash payments to the applicable Participant to be paid on the one year, two year, and three year anniversaries of the date of the grant of the Award, (the “Award Date”); provided on the date of each payment (the “Payment Date”), the Participant has been since the Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments are to be made in connection with the Award.

During the three and nine months ended March 31, 2026, a total of $17,000 of deferred cash awards were forfeited. No deferred cash awards were forfeited during the three and nine months ended March 31, 2025.

Fair Value of Financial Instruments

Except for cash and cash equivalents, as of March 31, 2026, and June 30, 2025, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from our bank and corroborating those values with a third-party bank or pricing service.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Euro Forward Contract– Current Assets	$46	$—
Swiss Franc Forward Contract – Current Assets	25	368
Total Derivative Contracts – Current Assets	71	368

Euro Forward Contract– Current Liabilities	—	(1,704)
Swiss Franc Forward Contract – Current Liabilities	(358)	(263)
Total Derivative Contracts – Current Liabilities	(358)	(1,967)

Fair Value Net Asset – all Derivative Contracts	$(287)	$(1,599)

We also classify any outstanding line of credit and term loan balance as a Level 2 liability as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of March 31, 2026, we had $10.0 million outstanding on our line of credit and $8.7 million outstanding on our term loan.  As of June 30, 2025, we had $1.9 million outstanding on our line of credit and $8.9 million outstanding on our term loan.  As of March 31, 2026 and June 30, 2025, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2026 or fiscal 2025.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	March 31,	June 30,
	2026	2025
Raw materials	$22,515	$17,632
Work in progress	5,960	3,943
Finished goods	1,910	4,054
Reserve	(451)	(758)
Inventories, net	$29,934	$24,871

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life	March 31,	June 30,
	In Years	2026	2025
Land	NA	$8,940	$8,940
Building and building improvements	7 – 39	24,681	24,650
Machinery and equipment	3 – 12	42,449	41,311
Office equipment and furniture	3 – 5	7,474	6,936
Vehicles	3	237	237
Leasehold improvements	1 – 20	26,261	24,788
Total property and equipment		110,042	106,862
Less: accumulated depreciation and amortization		(59,229)	(55,972)
Property and equipment, net		$50,813	$50,890

Depreciation and amortization expense was approximately $1.2 million during the three months ended  March 31, 2026 and $1.1 million during the three months ended  March 31, 2025. Depreciation and amortization expense was approximately $3.5 million during the nine months ended  March 31, 2026 and $3.4 million during the nine months ended  March 31, 2025.

D. Other Comprehensive Loss

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three and nine months ended March 31, 2026, and March 31, 2025 (in thousands):

	Three Months Ended
	March 31, 2026
	Defined	Unrealized (Losses)
	Benefit	Gains on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(228)	$(73)	$(301)
OCI before reclassifications	—	129	129
Amounts reclassified to sales	—	187	187
Net current period OCI	—	316	316
Ending Balance	$(228)	$243	$15

	Nine Months Ended
	March 31, 2026
	Defined	Unrealized (Losses)
	Benefit	Gains on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(228)	$(1,187)	$(1,415)
OCI before reclassifications	—	551	551
Amounts reclassified to sales	—	879	879
Net current period OCI	—	1,430	1,430
Ending Balance	$(228)	$243	$15

	Three Months Ended
	March 31, 2025
	Defined	Unrealized Gains
	Benefit	(Losses) on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(286)	$438	$152
OCL before reclassifications	—	(433)	(433)
Amounts reclassified to sales	—	(91)	(91)
Tax effect of OCI activity	1	110	111
Net current period OCI (OCL)	1	(414)	(413)
Ending Balance	$(285)	$24	$(261)

	Nine Months Ended
	March 31, 2025
	Defined	Unrealized Gains	Unrealized Gains
	Benefit	(Losses) on	(Losses) on
	Pension	Cash Flow	Swap
	Plan	Hedges	Derivative	Total
Beginning Balance	$(278)	$172	$84	$(22)
OCL before reclassifications	—	(57)	(111)	(168)
Amounts reclassified to sales	—	(138)	—	(138)
Tax effect of OCI activity	(7)	47	27	67
Net current period OCL	(7)	(148)	(84)	(239)
Ending Balance	$(285)	$24	$—	$(261)

E. Leases

We currently lease our Vista, California product manufacturing facility and Lugano, Switzerland product manufacturing and support facilities.

On July 18, 2023, we entered into a Fourth Amendment to the Lease of our Vista, California manufacturing facility. The Fourth Amendment extended the term of the Lease by an additional ten years and five months commencing April 1, 2024. The amended lease covering two buildings and approximately 162,000 square feet resulted in an increase in base rent to $1.50 per square foot, after five free months of base rent beginning at the commencement of the extended term. NAI has constructed substantial improvements to the facilities prior to and since the Fourth Amendment including but not limited to recent installation of an approximately $2.4 million solar electrical generating system on both buildings, and other substantial improvements. Pursuant to the Fourth Amendment, the Landlord is obligated to reimburse NAI for up to $1.1 million of these recent tenant improvements to the buildings. Our lease liability and Right of Use asset were both increased by approximately $25.9 million as a result of this lease extension effective on the date that the Fourth Amendment was executed.

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

Our leases are classified as operating leases. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of March 31, 2026, the weighted average remaining lease term for our operating leases was 7.9 years and the weighted average discount rate for our operating leases was 5.96%. As of June 30, 2025, the weighted average remaining lease term for our operating leases was 8.6 years and the weighted average discount rate was 5.94%.

Other information related to leases as of March 31, 2026, and March 31, 2025, was as follows (in thousands):

Supplemental Cash Flow Information	Nine Months Ended	Nine Months Ended
	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$3,760	$3,047

F. Debt

As of March 31, 2026, we had a credit line with Wells Fargo Bank, N.A (“Wells Fargo”), which we have had for many years. The credit line has been amended, modified, and extended several times, most recently on June 20, 2025, when we entered into a Sixth Amendment to Credit Agreement. The Sixth Amendment waived all prior instances of non-compliance and preemptively waived anticipated non-compliance with covenants in the quarter ending June 30, 2025. With this amendment, the maximum borrowing limit was reduced to $10.0 million based on a borrowing base calculation and was secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment, and fixtures. Interest under this credit facility was equal to 3.25% above the applicable Secured Overnight Financing Rate (“SOFR”) and also included an unused commitment fee of 0.375%. We also have had a Term Note with Wells Fargo that we entered into on August 16, 2021 to borrow part of the purchase price of our powder processing and warehouse property in Carlsbad, California. The Term Note has been secured by a first mortgage on that property. The Term Note was in the original principal amount of $10.0 million and was a seven-year note with payments fully amortized based on a twenty-five year assumed term. Amounts outstanding on this note during the term of the agreement bore interest at the rate of 1.8% above the SOFR rolling 30-day average. As of March 31, 2026, we had $10.0 million outstanding on the credit line and $8.7 million outstanding under the Term Note. For the three and nine months ended March 31, 2026, we were not in compliance with the maximum net loss and fixed charge coverage ratio covenants of our credit agreement.

On May 18, 2026, we entered into a new Loan and Security Agreement with Legacy Corporate Lending, LLC (“Legacy”). This new credit facility includes a new term loan for $11.0 million and a working capital line of credit with a maximum borrowing capacity of $20.0 million. This new credit facility refinances the credit line and Term Note previously held by Wells Fargo and will be secured by all of the domestic assets of the Company. The line of credit will bear interest at a rate of 4.5% above SOFR while the real estate loan will be amortized over 15 years and initially bear interest at a rate of 14.0% until such time as Legacy completes an appraisal and any necessary other documentation after which the interest rate reverts to 5.0% above SOFR. The credit facility also includes a 0.50% unused commitment fee and a one-time closing fee of 1.0% of the total committed credit amount. The term of this new credit facility is three years and includes a fixed charge coverage ratio covenant requirement that will be based on domestic operations only and will be first measured as of September 30, 2026. On May 18, 2026, all of our prior indebtedness with Wells Fargo Bank was repaid in full, our prior term note and credit line with Wells Fargo was terminated, and all of our assets formally securing these debts were released.

We also have historically had a foreign currency hedging credit line with Wells Fargo to hedge foreign currency exposure up to 12 months in the future. As part of the above noted refinancing, Wells Fargo required us to extinguish and settle our remaining outstanding foreign currency hedge contracts. As a result, we net settled our remaining contracts as of May 11, 2026 resulting in a net settlement loss of $0.2 million, and we terminated our hedging line of credit with Wells Fargo. We are currently seeking a replacement hedging line of credit and are in discussions with several lenders.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Customer 1	$6,806	$10,849	$29,571	$33,457
Customer 2	14,208	3,108	27,342	13,263
Customer 3	(a)	3,007	(a)	12,236
	$21,014	$16,964	$56,913	$58,956

(a) Sales were less than 10% of the respective period's consolidated net sales.

Accounts receivable from these customers totaled $14.8 million at March 31, 2026 and $9.9 million at June 30, 2025.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Supplier 1	(a)	$3,074	(a)	$11,002
	$-	$3,074	$-	$11,002

(a) Purchases were less than 10% of the respective period’s total raw material purchases.

H. Segment Information

Our business consists of two segments for financial reporting purposes. The two segments are identified as (i) private-label contract manufacturing, which primarily relates to the provision of private-label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn®, SR CarnoSyn®, and TriBsyn® trademarks.

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

Our operating results by business segment for the three months ended March 31, 2026 were as follows (in thousands):

				Natural
			Corporate	Alternatives
	Private-label	Patent and	expenses	International
	contract	trademark	not allocated	Inc.
	manufacturing	licensing	to segments	Consolidated

Net sales	$33,809	$1,673	$-	$35,482
Cost of goods sold	34,619	480	-	35,099
Gross profit	(810)	1,193	-	383
Selling, general and administrative expenses	1,469	649	2,279	4,397
(Loss) income from operations	(2,279)	544	(2,279)	(4,014)

Other (expense) income:
Interest expense	(270)	-	-	(270)
Foreign exchange loss	50	-	-	50
Other, net	(9)	-	-	(9)
Total other expense	(229)	-	-	(229)

(Loss) income before income taxes	(2,508)	544	(2,279)	(4,243)
Provision for income taxes				68
Net loss				$(4,311)

Other supplemental information:
Stock-based compensation	$128	$12	$-	$140
Depreciation and amortization	1,192	2	-	1,194
Capital expenditures	1,100	-	-	1,100

Our operating results by business segment for the nine months ended March 31, 2026 were as follows (in thousands):

				Natural
			Corporate	Alternatives
	Private-label	Patent and	expenses	International
	contract	trademark	not allocated	Inc.
	manufacturing	licensing	to segments	Consolidated

Net sales	$102,678	$5,329	$-	$108,007
Cost of goods sold	98,989	1,747	-	100,736
Gross profit	3,689	3,582	-	7,271
Selling, general and administrative expenses	4,341	1,757	6,750	12,848
(Loss) income from operations	(652)	1,825	(6,750)	(5,577)

Other income (expense):
Interest income	30	-	-	30
Interest expense	(720)	-	-	(720)
Foreign exchange loss	(445)	-	-	(445)
Other, net	(59)	-	-	(59)
Total other expense	(1,194)	-	-	(1,194)

(Loss) income before income taxes	(1,846)	1,825	(6,750)	(6,771)
Provision for income taxes				384
Net loss				$(7,155)

Other supplemental information:
Stock-based compensation	$452	$43	$-	$495
Depreciation and amortization	3,521	5	-	3,526
Capital expenditures	3,064	-	-	3,064

Our operating results by business segment for the three months ended March 31, 2025 were as follows (in thousands):

				Natural
			Corporate	Alternatives
	Private-label	Patent and	expenses	International
	contract	trademark	not allocated	Inc.
	manufacturing	licensing	to segments	Consolidated

Net sales	$27,075	$1,691	$-	$28,766
Cost of goods sold	26,415	525	-	26,940
Gross profit	660	1,166	-	1,826
Selling, general and administrative expenses	1,216	432	2,278	3,926
(Loss) income from operations	(556)	734	(2,278)	(2,100)

Other income (expense):
Interest income	51	-	-	51
Interest expense	(246)	-	-	(246)
Foreign exchange gain	(339)	-	-	(339)
Other, net	(8)	-	-	(8)
Total other expense	(542)	-	-	(542)

(Loss) income before income taxes	(1,098)	734	(2,278)	(2,642)
Benefit for income taxes				(456)
Net loss				$(2,186)

Other supplemental information:
Stock-based compensation	$222	$23	$-	$245
Depreciation and amortization	1,137	2	-	1,139
Capital expenditures	802	-	-	802

Our operating results by business segment for the nine months ended March 31, 2025 were as follows (in thousands):

				Natural
			Corporate	Alternatives
	Private-label	Patent and	expenses	International
	contract	trademark	not allocated	Inc.
	manufacturing	licensing	to segments	Consolidated

Net sales	$90,021	$5,973	$-	$95,994
Cost of goods sold	88,332	1,908	-	90,240
Gross profit	1,689	4,065	-	5,754
Selling, general and administrative expenses	4,045	1,620	6,805	12,470
(Loss) income from operations	(2,356)	2,445	(6,805)	(6,716)

Other income (expense):
Interest income	125	-	-	125
Interest expense	(703)	-	-	(703)
Foreign exchange loss	(616)	-	-	(616)
Other, net	(11)	-	-	(11)
Total other expense	(1,205)	-	-	(1,205)

(Loss) income before income taxes	(3,561)	2,445	(6,805)	(7,921)
Benefit for income taxes				(1,562)
Net loss				$(6,359)

Other supplemental information:
Stock-based compensation	$725	$73	$-	$798
Depreciation and amortization	3,395	5	-	3,400
Capital expenditures	2,159	-	-	2,159

Total assets by segment were as follows (in thousands):

	March 31, 2026	June 30, 2025
Private-label contract manufacturing	$114,579	$113,843
Patent and trademark licensing	40,301	38,096
Total Assets	$154,880	$151,939

I. Income Taxes

For the three and nine months ended  March 31, 2026, we used the discrete effective tax rate method in accordance with Accounting Standards Codification ("ASC") 740-270-30-18 which allows for treatment of the interim year-to-date period as if it were the annual period when calculating estimated income tax expense or benefit. For the three and nine months ended  March 31, 2025, we used an estimated annual effective tax rate, which is based on expected annual income (or loss), statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject to determine our quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

As of March 31, 2026, we maintain a valuation allowance against net domestic deferred income tax assets, representing the amount of our deferred income tax assets in excess of our domestic deferred income tax liabilities. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we have realized related to our U.S.-based operations in recent years, that realization of the net domestic deferred income tax asset was more likely than not. The valuation allowance recorded as of March 31, 2026, related to U.S.-based deferred tax assets attributed to the U.S.-based loss before income taxes during the three and nine months ended March 31, 2026. The valuation allowance did not have any effect on the tax expense and related liability recorded for operating income recognized by our Swiss subsidiary Natural Alternatives International, ("NAIE") during the three and nine months ended March 31, 2026.

Our effective tax rate for the three months ended March 31, 2026 was -1.6%, and our effective tax rate for the three months ended  March 31, 2025 was 17.3%. Our effective tax rate for the nine months ended March 31, 2026 was -5.7%, and our effective tax rate for the nine months ended  March 31, 2025 was 19.7%. Our effective tax rates for the three and nine months ended  March 31, 2026 differs from the fiscal 2025 U.S. federal statutory rate of 21% primarily due to a valuation allowance on deferred tax assets, a Swiss withholding tax on a dividend paid by NAIE to NAI, and a foreign income tax rate differential. Our effective tax rate for the three and nine months ended  March 31, 2025 differs from the fiscal 2024 U.S. federal statutory rate of 21% primarily due to restricted stock vesting, Global Intangible Low-taxed Income, forecasted research and development tax credits and foreign income tax rate differential. During the three and nine months ended March 31, 2026, provision for income taxes is comprised of a 5% Swiss withholding tax on a dividend paid by NAIE to NAI and income tax expense associated with pre-tax income from NAIE.

On July 4, 2025, congress voted into law the One Big Beautiful Bill Act which restores the immediate expensing of domestic research and development expenses while making permanent the capitalization and amortization rules of research and development conducted abroad.

J. Treasury Stock

At times we purchase our shares under a stock repurchase plan (“Repurchase Plan”) authorized by the Board of Directors. The current total authorized repurchase amount is $18.0 million and as of March 31, 2026, we had approximately $716,000 remaining available under the Repurchase Plan. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon certain market conditions, in open market or privately negotiated transactions. Our credit agreement with Wells Fargo effective as amended, currently prohibits most stock repurchases. As a result, until that restriction is modified or removed, we do not intend to purchase our shares other than our longstanding practice of purchasing shares from our employees in exchange for paying the employees’ withholding requirements upon vesting of restricted stock held by the employee. This practice of covering withholding requirements is allowed in our credit agreement with Wells Fargo as amended.

Stock repurchases for the three months ended March 31, 2026 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares acquired from employees for restricted stock vesting	29,884	$2.73	$82
Total	29,884		$82

Stock repurchases for the three months ended March 31, 2025 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares acquired from employees for restricted stock vesting	43,880	$3.84	$168
Total	43,880		$168

Stock repurchases for the nine months ended March 31, 2026 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares acquired from employees for restricted stock vesting	31,319	$2.77	$87
Total	31,319		$87

Stock repurchases for the nine months ended  March 31, 2025 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares acquired from employees for restricted stock vesting	45,287	$3.89	$176
Total	45,287		$176

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

As of March 31, 2026, we had forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. Dollar. These contracts were settled on May 11, 2026 (see Note M). For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income or loss (“OCI” or "OCL", respectively) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged sales of products are recognized.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item as well as ensuring the assumptions we made at hedge inception have not materially changed. No hedging relationships were terminated as a result of ineffective hedging for the three and nine months ended March 31, 2026, and March 31, 2025.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis. During the three and nine months ended March 31, 2026, and March 31, 2025, we did not have any losses or gains related to the ineffective portion of our hedging instruments.

As of March 31, 2026, the notional amounts of our foreign exchange contracts accounted for as cash flow hedges were $12.1 million (EUR 10.4 million) for Euro sales and $3.3 million (CHF 2.6 million) for Swiss Franc sales. As of March 31, 2026, a net loss of approximately $0.1 million offset by approximately $0.4 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI. It is expected that the entire amount of the net loss as of March 31, 2026, will be reclassified into earnings in the next 12 months along with the earnings effects of the related forecasted transactions. As part of the refinancing of our credit facility, as noted in footnote F Debt, Wells Fargo required the Company to extinguish and settle all remaining outstanding foreign currency hedge contracts. As a result, the Company net settled the remaining contracts as of May 11, 2026 resulting in a net settlement loss of $0.2 million. In addition, Wells Fargo has cancelled our foreign currency hedging credit line, and we are actively working with other lenders to establish a new foreign currency hedging credit line.

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

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the three and nine months ended March 31, 2026, we entered into forward contracts in order to hedge foreign exchange risk associated with our lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of March 31, 2026, the notional amounts of our foreign exchange contracts not designated as cash flow hedges were approximately $11.3 million (CHF 8.7 million).

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

Settlement of Legal Proceeding

In December 2023, we were sued by three former employees in two separate, but substantially identical matters brought by the same law firm.  The lawsuits were filed as a putative class action and a California Private Attorney General Act action seeking awards for all similarly situated employees going back ten years or more. We responded to these actions and agreed to submit the matters for mediation. On July 3, 2025, the mediation took place, and a tentative settlement agreement was reached whereby we agreed to contribute a maximum of $1.25 million. The court has consolidated the two actions.  The potential settlement has been brought before the court which must approve it, and all similarly situated employees need to be contacted, and they may elect to participate or not. The process of obtaining court approval of the settlement is estimated to take approximately another three months. We accrued the maximum settlement amount in our results of operations as of  June 30, 2025 along with estimated related legal fees of $150,000.  During the nine months ended  March 31, 2026, we accrued additional estimated related legal fees of $12,000.

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

Geopolitical Uncertainty

Management is monitoring the 2026 Iran War in the Middle East, the Russo-Ukrainian war in Eastern Europe, and on-going conflicts in Syria and Sudan, and potential economic effects from these events as they develop. These geographical areas account for a small portion of our global net sales, but we do source multiple raw materials from Israel. We do not anticipate these conflicts will have a significant impact on our net sales. We are continually evaluating options for alternative ingredient sources and/or holding safety stock of impacted materials to limit any impact. There are further concerns regarding overall decreased supplies of commodities that rely on available passage through the Strait of Hormuz, consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, and other unforeseen business disruptions due to the current global geopolitical tensions. We will continue to evaluate impacts of these developments on our customers, suppliers, employees, and operations.

Government Trade Tariffs

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act ("IEEPA") cannot be used to impose tariffs. On February 24, 2026, the Trump administration terminated tariffs imposed under the IEEPA and replaced them with tariffs from 10% to 15% under Section 122 of the Trade Act of 1974. Details of future tariff restrictions seem to continuously evolve thus making changes to them unpredictable. Current and future implementation of tariffs may include products and ingredients we or our customers require for their products. These goods may include beta-alanine. The commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. In response to the U.S. imposition of tariffs, China, Canada, the European Union, and other governments have imposed their own tariffs on certain American products. The resulting tariffs could have a significant adverse effect on our customers' businesses, the availability of beta-alanine, and the cost of our products. While we do not know how potential increased tariffs will unfold, or how any tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products or ingredients we use in the products we manufacture could adversely impact our customers as a result of increased product costs, and such increased costs could have an adverse impact on the availability of beta-alanine, the licensing of our patents and trademarks and our distribution of this raw material. This could adversely impact our ability to license our patents and trademarks, our ability to sell beta-alanine, and our customers’ ability to compete in the marketplace, reducing demand for our products, and products we manufacture for our customers. Any of these events could have a material adverse effect on our business and results of operations.

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

M. Subsequent Events

On May 18, 2026, we entered into a new Loan and Security Agreement with Legacy Corporate Lending, LLC (“Legacy”). This new credit facility includes a new term loan for $11.0 million and a working capital line of credit with a maximum borrowing capacity of $20.0 million. This new credit facility refinances the credit line and Term Note previously held by Wells Fargo and will be secured by all of the domestic assets of the Company. The line of credit will bear interest at a rate of 4.5% above SOFR while the real estate loan will be amortized over 15 years and initially bear interest at a rate of 14.0% until such time as Legacy completes an appraisal and any necessary other documentation after which the interest rate reverts to 5.0% above SOFR. The credit facility also includes a 0.50% unused commitment fee and a one-time closing fee of 1.0% of the total committed credit amount. The term of this new credit facility is three years and includes a fixed charge coverage ratio covenant requirement that will be based on domestic operations only and will be first measure as of September 30, 2026.

We also have historically had a foreign currency hedging credit line with Wells Fargo to hedge foreign currency exposure up to 12 months in the future. As part of the refinancing of our existing credit facility, Wells Fargo required us to extinguish and settle our remaining outstanding foreign currency hedge contracts. As a result, we net settled our remaining contracts as of May 11, 2026 resulting in a net settlement loss of $0.2 million, and our hedging credit line with Wells Fargo has been terminated. We are actively working with other lenders to establish a new foreign currency hedging credit line.

After careful consideration of the Company's current financial position and strategic objectives, management has determined the sale of the Company's corporate headquarters building is in the best interests of the Company and its stockholders. The Board of Directors has concluded that divesting this real property asset will provide the Company with enhanced financial flexibility and additional liquidity needed to pursue business opportunities. In light of the Company's recent operating challenges, management believes unlocking the capital currently held in the headquarters facility will allow the Company to redeploy those proceeds toward new initiatives, fund working capital needs, and better position the Company for sustainable growth. Management believes much of the personnel and systems at the corporate headquarters can be effectively relocated to the Company's other California properties and to the extent required additional facilities can be rented nearby at costs that will be competitive.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the three and nine months ended March 31, 2026. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2025 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

Executive Overview

The following overview does not address all of the matters covered in the other sections of this Item 2 or other items in this Report nor does it contain all of the information that may be important to our stockholders or the investing public. You should read this overview in conjunction with the other sections of this Item 2 and this Report.

Our primary business activity is providing private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to two or three private-label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales, and royalty and licensing revenue generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn®, SR CarnoSyn® and TriBsyn® trademarks.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private-label contract manufacturing customers, and commercializing our patent estate through sales of beta-alanine under our CarnoSyn®, SR CarnoSyn® and TriBsyn® trademarks, royalties from license agreements, and potentially additional contract manufacturing opportunities with licensees.

During the nine months ended March 31, 2026, our net sales were 13% higher than in the nine months ended March 31, 2025. Private-label contract manufacturing sales increased 14% primarily due to increased orders from one of our largest customers and several of our other existing customers and shipments to new customers, partially offset by reduced orders from other existing customers. Revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the nine months ended March 31, 2026 was 27%, and revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the nine months ended March 31, 2025 was 35%. We expect our annualized fiscal 2026 revenue concentration for our largest customer to be lower as compared to our revenue concentration for our largest customer in fiscal 2025.

During the nine months ended March 31, 2026, patent and trademark licensing revenue decreased 11% to $5.3 million compared to revenue of $6.0 million for the nine months ended March 31, 2025. The decrease in patent and trademark licensing revenue during the nine months ended March 31, 2026 was primarily due to lower instant release CarnoSyn® raw material sales and lower royalty and licensing revenue, partially offset by sales of our new TriBsyn® product.

We continue to invest in research and development for the expansion of our CarnoSyn® Brands product offerings. In August 2024, we announced our new product called TriBsyn® which is a clinically supported carnosine booster designed for daily wellness, delivering the benefits of beta-alanine without the paresthesia commonly associated with traditional forms. We believe TriBsyn® and its patent-pending formulation will allow us to better penetrate the Wellness and Healthy Aging channel. On April 20, 2026, we launched a new product called CarnoSyn® 4X, the most advanced sports nutrition CarnoSyn® beta-alanine formulation to date. This new ingredient delivers more than four times the bioavailability of standard beta-alanine without paresthesia utilizing the same microencapsulation technology as TriBsyn® and is positioned for the Sports Nutrition channel. On May 4, 2026, we announced expanded market applications for TriBsyn®, unlocking new opportunities across beverage, dairy, and medical nutrition categories. With these expanded capabilities, TriBsyn® is now ideally suited for ready-to-drink beverages, protein drinks, and dairy-based products, as well as gummies and medical nutrition applications. These groundbreaking products utilize CarnoSyn® beta-alanine and other proprietary technology to increase beta-alanine bioavailability and absorption while effectively eliminating beta-alanine related paresthesia. These products are available as raw material powder, which allows formulation flexibility for our customers. The elimination of paresthesia while maintaining efficacy of dosage creates a new opportunity to reach segments of the market that to date have been untapped, including older adults, vegetarians, and vegans. We believe our efforts to refine our formulations, and product offerings will be positively received and result in significant opportunity for increased sales of our patented and patent pending products.

To protect and grow our CarnoSyn® product offerings, we incurred litigation and patent compliance expenses of approximately $0.3 million during the nine months ended March 31, 2026 and nine months ended March 31, 2025. Our legal expense associated with our CarnoSyn® business has remained relatively low as we have no active litigation, and our current run-rate of expenses is primarily related to maintenance and expansion of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to expand the market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark and our new beta-alanine products marketed under our TriBsyn® and CarnoSyn® 4X trademarks, maintain our patent rights, the availability and cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2026, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® beta-alanine products.

While we grew our net sales during the three and nine months ended March 31, 2026, we experienced a loss from operations during the first nine months of fiscal 2026 primarily due to underutilization of our factory capacities. The growth in net sales is primarily related to increased new and existing private label contract manufacturing customer sales that also drove improved factory utilization partially offset by a decrease in patent and trademark licensing net sales. The improvement in gross profit during the first nine months of fiscal 2026 related to increased new and existing customer sales that also drove improved factory utilization. Selling, general and administrative expenses increased as compared to the prior year primarily related to an increase in compensation expense related to increased headcount required to support the growth in sales and an increase in advertising expense to promote our TriBsyn® product offerings. We anticipate our sales revenue for the fourth quarter of fiscal 2026 will increase as compared to fiscal 2025 and the third quarter of fiscal 2026. We also anticipate we will experience a net loss for the fourth quarter of fiscal 2026 and an overall net loss for the full year of fiscal 2026.

During the remainder of fiscal 2026, we plan to continue our focus on:

•	Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and developing relationships with additional quality-oriented customers;

•	Expanding the commercialization of our beta-alanine patent and trademark estate in Sports Nutrition, Wellness and Healthy Aging and Medical food channels with our CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X, and TriBsyn® beta-alanine product lines; exploiting new contract manufacturing opportunities, license and royalty agreements, and protecting our proprietary rights; and

•	Improving operational efficiencies and managing costs and business risks to improve profitability.

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

Results of Operations

The results of our operations for the three and nine months ended March 31 were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2026	2025	% Change	2026	2025	% Change
Private label contract manufacturing	$33,809	$27,075	25%	$102,678	$90,021	14%
Patent and trademark licensing	1,673	1,691	(1)%	5,329	5,973	(11)%
Total net sales	35,482	28,766	23%	108,007	95,994	13%
Cost of goods sold	35,099	26,940	30%	100,736	90,240	12%
Gross profit	383	1,826	(79)%	7,271	5,754	26%
Gross profit %	1.1%	6.3%		6.7%	6.0%

Selling, general and administrative expenses	4,397	3,926	12%	12,848	12,470	3%
% of net sales	12.4%	13.6%		11.9%	13.0%

Loss from operations	(4,014)	(2,100)	91%	(5,577)	(6,716)	(17)%
% of net sales	(11.3)%	(7.3)%		(5.2)%	(7.0)%

Other expense	(229)	(542)	(58)%	(1,194)	(1,205)	(1)%
Loss before income taxes	(4,243)	(2,642)	61%	(6,771)	(7,921)	(15)%
% of net sales	(12.0)%	(9.2)%		(6.3)%	(8.3)%

Provision (benefit) for income taxes	68	(456)	(115)%	384	(1,562)	(125)%
Net loss	$(4,311)	$(2,186)	97%	$(7,155)	$(6,359)	13%
% of net sales	(12.1)%	(7.6)%		(6.6)%	(6.6)%

Private-label contract manufacturing net sales increased 25% during the three months ended March 31, 2026, and increased 14% during the nine months ended March 31, 2026, when compared to the same periods in the prior year. The increase in net sales during the three and nine months ended March 31, 2026 was primarily due to increased orders from one of our largest customers and shipments to new customers, which was partially offset by a net decrease in shipments to other existing customers.

Net sales from our patent and trademark licensing segment decreased 1% during the three months ended March 31, 2026, and decreased 11% during the nine months ended March 31, 2026, when compared to the same periods in the prior year. The decrease in patent and trademark licensing revenue during the three months ended March 31, 2026, was primarily due to lower instant release CarnoSyn® raw material sales partially offset by an increase in royalty and licensing revenue. The decrease in patent and trademark licensing revenue during the nine months ended March 31, 2026, was primarily due to lower instant release CarnoSyn® raw material sales and lower royalty and licensing revenue, partially offset by TriBsyn® product sales.

The change in gross profit margin for the three and nine months ended March 31, 2026, was as follows:

	Three Months Ended	Nine Months Ended

Contract manufacturing(1)	(4.5)%	1.6%
Patent and trademark licensing(2)	(0.7)%	(0.9)%
Total change in gross profit margin	(5.2)%	0.7%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 4.5 percentage points during the three months ended March 31, 2026 and increased 1.6 percentage points during the nine months ended March 31, 2026, when compared to the comparable prior year periods. The decrease in gross profit as a percentage of net sales for private-label contract manufacturing during the three months ended March 31, 2026 is primarily related to an unfavorable shift in product sales mix partially offset by favorable foreign currency exchange rate fluctuations. The increase in gross profit as a percentage of net sales for private-label contract manufacturing during the nine months ended March 31, 2026 is primarily related to an increase in sales volume which decreased our capacity underutilization, along with a favorable change in product sales mix and favorable foreign currency exchange rate fluctuations.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales decreased 0.7 percentage points during the three months ended March 31, 2026 when compared to the comparable prior year period. The decrease in margin contribution was primarily due to a decrease in raw material sales partially offset by an increase in royalty and licensing revenue. During the nine months ended March 31, 2026, patent and trademark licensing margin contribution decreased 0.9 percentage points when compared to the comparable prior year period. The decrease in margin contribution was primarily due to a decrease in patent and trademark licensing net sales in total and as a percentage of total consolidated net sales, as patent and trademark licensing revenue historically provides higher profit margins than our private-label contract manufacturing business.

Selling, general and administrative expenses increased approximately $0.5 million, or 12%, during the three months ended March 31, 2026 and increased approximately $0.4 million or 3% during the nine months ended March 31, 2026 when compared to the comparable periods in the prior year. Both increases compared to the same periods in the prior year are primarily related to increases in compensation expenses primarily due to increased headcount required to support the increase in private label contract manufacturing sales and increased marketing and advertising expenses related to our TriBsyn® product line.

Other expense, net decreased $0.3 million during the three months ended March 31, 2026 primarily due to favorable net foreign exchange activity. Other expense, net during the nine months ended March 31, 2026 was consistent with Other expense, net during the nine months ended March 31, 2025.

Our provision for income taxes during the three-month period ended March 31, 2026 increased to an expense of approximately $0.1 million when compared to a benefit for income taxes of approximately $0.5 million during the three months ended March 31, 2025. Our provision for income taxes during the nine months ended March 31, 2026 increased to $0.4 million compared to a tax benefit of $1.6 million in the comparable period during the prior fiscal year. The increase in our provision for income taxes during the three and nine months ended March 31, 2026 is primarily due to a 5% Swiss withholding tax on a dividend paid by NAIE to NAI as well as income before income taxes from NAIE.  The loss before income taxes from our U.S operations had no impact on our provision for income taxes due to a full valuation allowance on the domestic net deferred tax asset from our U.S. operations during the three and nine months ended March 31, 2026.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operating activities and the availability of borrowings under our credit facilities. Net cash used in operating activities was $7.9 million for the nine months ended March 31, 2026, compared to net cash provided by operating activities of $2.6 million in the comparable period during the prior fiscal year.

For the nine months ended March 31, 2026, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, used $5.9 million in cash compared to providing $5.2 million of cash during the comparable nine-month period in the prior year. The change in cash flow activity in accounts receivable during the nine months ended March 31, 2026, primarily resulted from the timing of sales and related collections. Days sales outstanding was 45 days during the nine months ended March 31, 2026, as compared to 41 days for the prior year period.

Changes in inventory used $5.1 million in cash during the nine months ended March 31, 2026, compared to using $2.7 million in the comparable prior year period. The change in cash related to inventory during the nine months ended March 31, 2026, was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to the same period in the prior year. Changes in accounts payable and accrued liabilities provided $2.6 million in cash during the nine months ended March 31, 2026, compared to providing $1.0 million during the nine months ended March 31, 2025. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the nine months ended March 31, 2026, was $3.1 million compared to $2.2 million in the comparable prior year period. The increase during the nine months ended March 31, 2026 was related to increased capital expenditures primarily related to costs incurred to install solar energy generation equipment on our manufacturing facilities during the nine months ended March 31, 2026 as compared to the nine months ended March 31, 2025.

Cash provided by financing activities for the nine months ended March 31, 2026, was $7.8 million compared to using $1.8 million in the comparable prior year period. The change in financing activities is primarily due to increased usage of our credit facility during the nine-month period ended March 31, 2026 compared to the nine-month period ended March 31, 2025.

As of March 31, 2026, we had $10.0 million of borrowing capacity available on our credit facility of which we had outstanding borrowings of $10.0 million. We also owed $8.7 million on a term loan secured by our Carlsbad, California powder processing and storage facility.  As of June 30, 2025, we had outstanding borrowings of $1.9 million on our line of credit, and we also owed $8.9 million on our term loan.

On March 31, 2026, we had $9.2 million in cash and cash equivalents of which $7.0 million was held by NAIE. On October 15, 2025, NAIE paid a dividend of $3.1 million to NAI which was subject to a 5% Swiss withholding tax.

On May 18, 2026, we entered into a new Loan and Security Agreement with Legacy Corporate Lending, LLC (“Legacy”) with a maturity date of May 18, 2029. This new credit facility includes a new term loan for $11.0 million and a working capital line of credit with a maximum borrowing capacity of $20.0 million. This new credit facility refinances the credit line and Term Note previously held by Wells Fargo and will be secured by all of the domestic assets of the Company. With this new credit facility, we believe our available cash, cash equivalents, potential cash flows from operations, and our line of credit will be sufficient to fund our current working capital needs and capital expenditures through at least the next 12 months. Please see Note F, Item 1 of Part I of this Report for additional information regarding the terms of new line of credit.

After careful consideration of the Company's current financial position and strategic objectives, management has determined the sale of the Company's corporate headquarters building is in the best interests of the Company and its stockholders. The Board of Directors has concluded that divesting this real property asset will provide the Company with enhanced financial flexibility and additional liquidity needed to pursue business opportunities. In light of the Company's recent operating challenges, management believes unlocking the capital currently held in the headquarters facility will allow the Company to redeploy those proceeds toward new initiatives, fund working capital needs, and better position the Company for sustainable growth. Management believes much of the personnel and systems at the corporate headquarters can be effectively relocated to the Company's other California properties and to the extent required additional facilities can be rented nearby at costs that will be competitive.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses that would be material to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective to provide reasonable assurance over financial reporting as of March 31, 2026.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2023 we were sued by three former employees in two separate but substantially identical matters brought by the same law firm.  The lawsuits were filed as a putative class action and a California Private Attorney General Act action seeking awards for all similarly situated employees going back ten years or more. We responded to these actions and agreed to submit the matters for mediation. On July 3, 2025, the mediation took place, and a tentative settlement agreement was reached whereby we agreed to contribute a maximum of $1.25 million. The court has consolidated the two actions. The court must approve the potential settlement, and all similarly situated employees need to be contacted, and they may elect to participate or not. The process of obtaining court approval of the settlement is estimated to take approximately another three months. We accrued the maximum settlement amount in our results of operations as of June 30, 2025 along with estimated related legal fees of $150,000.  During the nine months ended March 31, 2026, we accrued additional estimated related legal fees of $12,000.

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

We did not sell any unregistered equity securities during the nine-month periods ended March 31, 2026 and March 31, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

During the nine-month period ended March 31, 2026, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934 adopted or terminated any contract instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined under Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this Report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on December 8, 2005
10.45	Loan and Security Agreement between Natural Alternatives International, Inc. and Legacy Corporate Lending, LLC dated May 18, 2026	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32	Section 1350 Certification	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this Report to be signed on its behalf by the undersigned, duly authorized officers.

Date: May 18, 2026

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, President
(principal financial and accounting officer)