Form 10-K
period 2026-06-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2026-09-28
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of NAI’s common stock held by non-affiliates of NAI as of the last business day of NAI’s most recently completed second fiscal quarter (December 31, 2025) was approximately $22,113,000 (based on the closing sale price of $3.58 reported by Nasdaq on December 31, 2025).

As of September 28, 2026, 6,264,847 shares of NAI’s common stock were outstanding, net of 3,387,059 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K incorporates by reference portions of NAI’s definitive proxy statement, to be filed on or before October 28, 2026, for its Annual Meeting of Stockholders to be held December 11, 2026.

(i)

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “approximate,” “predict,” “forecast,” “project,”, “future”, or “likely”, or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism or pessimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to develop market acceptance for and increase sales of new products, develop relationships with new customers and maintain or improve existing customer relationships;
•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	the sufficiency of our available cash, cash equivalents and restricted cash, including continued access to borrowings under our credit facilities, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	our ability to maintain compliance with the covenants contained in our credit agreements with our lenders and in the event of non-compliance, our ability to obtain amendments, waivers, or modifications from our lenders on acceptable terms, or at all;
•	our ability to continue as a going concern as described in our financial statement footnotes and generate sufficient liquidity to satisfy our obligations as they become due;
•	impairment of our long-lived assets and the ability of our operations to recover the full carrying value or our ability to accurately estimate the future recoverability of long-lived assets;
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

We are a leading formulator, manufacturer and marketer of nutritional supplements. Our comprehensive strategic partnerships with our customers allow us to offer a wide range of innovative nutritional products and services to such customers including scientific research, clinical studies, proprietary ingredients, customer-specific nutritional product formulation, product testing and evaluation, marketing management and support, packaging and delivery system design, regulatory review, and international product registration assistance.

As our primary business activity, we provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also own a patent estate related to the raw material ingredient known as beta-alanine, which is primarily commercialized through the direct sale of this raw material and supply agreements with third parties for the distribution and use of this raw material under our CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® trademarks. We previously sold a branded version of our SR CarnoSyn® Wellness tablet product under a brand we created called SustainedRx® and a product named Perfect Synergy®. This product was sold directly to consumers through Amazon and our own direct to consumer website. This brand was discontinued during fiscal 2025 as it was not commercially successful. We also sell SR CarnoSyn® tablet products and TriBsyn® capsule products that are offered as business-to-business private label products.

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

In 1997, we licensed certain patent rights related to instant-release beta-alanine and have since expanded this patent estate by applying for and obtaining patents to include sustained-release beta-alanine. We sell these products under our trademarks CarnoSyn® and SR CarnoSyn®. As part of our business strategy, we have sought to commercialize our CarnoSyn® patent estate through contract manufacturing, royalty and license agreements, and further expansion of our patent estate. We recently expanded our licensed product offerings with patent applications associated with a new form of CarnoSyn® beta-alanine trademarked as CarnoSyn® 4X and TriBsyn®. We directly sell CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X, and TriBsyn® and license our related patent and trademark rights to others for use in or with their products.

Unless the context requires otherwise, all references in this report to the “Company,” “NAI,” “we,” “our,” and “us” refer to Natural Alternatives International, Inc. and, as applicable NAIE.

Overview of our Facilities and Operations

Our U.S.-based manufacturing operations are located in Vista and Carlsbad, California and include manufacturing and distribution, sales and marketing, in-house formulation, laboratory services, and research and development.

Our Vista, California manufacturing facilities maintain third-party certifications supporting the manufacture of dietary supplements and nutritional products for domestic and international markets. The facilities have maintained annual Good Manufacturing Practices (GMP) registration through the NSF Dietary Supplements Certification Program since 2002 and have been certified under the NSF Certified for Sport® program since 2009, enabling the manufacture of products bearing the NSF Certified for Sport® mark. The facilities are also recognized by Health Canada as compliant with the Good Manufacturing Practices requirements of the Canadian Natural Health Products Regulations, supporting customers who market products in Canada.

Our Vista, California facilities are certified as an Organic Processor and Handler by Natural Food Certifiers (NFC) under the USDA National Organic Program, allowing the manufacture and packaging of certified organic products. These facilities are also registered with the California Department of Public Health as an organic processor and maintain certifications to manufacture Kosher and Halal products. These certifications are maintained through periodic inspections and renewals.

In April 2021, NAI became the first company to achieve certification under the Supplement Safety & Compliance Initiative (SSCI), an industry benchmarking program focused on supply chain safety, traceability, and quality management. NAI's SSCI certification was most recently renewed in May 2026.

In August 2021, NAI acquired a manufacturing and warehouse facility in Carlsbad, California, which was retrofitted as a dedicated high-volume powder blending and packaging facility and commenced full operations in April 2023. The Carlsbad facility is certified under the NSF Dietary Supplements Certification Program, the NSF Certified for Sport® program, the SSCI program, the NFC Organic program, and maintains certifications to manufacture Kosher and Halal products.

NAIE operates a manufacturing, packaging, warehousing, distribution, and analytical laboratory facility in Manno, Switzerland. The facility is licensed and periodically inspected by the Swissmedic Authority of Bern, Switzerland and operates in compliance with applicable pharmaceutical Good Manufacturing Practice (GMP) requirements. NAIE manufactures and packages food supplements and nutritional products under these quality standards. Swissmedic conducts periodic inspections to verify continued compliance, with the most recent inspection completed in September 2025. The facility also maintains FSSC 22000 certification, demonstrating compliance with internationally recognized food safety management system requirements. The certification was most recently renewed in April 2026. We believe these licenses, certifications, and manufacturing capabilities strengthen our relationships with existing customers and support opportunities to develop new business.

Business Strategy

Our goals are to achieve long-term growth and profitability and to diversify our sales base. To accomplish these goals, we have sought, and intend to continue to seek, to do the following:

•	Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and developing relationships with additional quality-oriented customers;

•	Expanding the commercialization of our beta-alanine patent and trademark estate in Sports Nutrition, Wellness and Healthy Aging and Medical food channels with our CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X, and TriBsyn® beta-alanine product lines; exploiting new contract manufacturing opportunities, license and royalty agreements, and protecting our proprietary rights; and

•	Consolidating our facilities and factories to improve operational efficiencies and manage costs and business risks to improve profitability.

Overall, we believe there is an opportunity to enhance consumer confidence in the quality of our customers' nutritional supplements and their adherence to label claims through education provided by direct sales and direct-to-consumer marketing programs. We believe our GMP certified manufacturing operations, science-based product formulations, peer-reviewed clinical studies and regulatory expertise collectively provide us with a sustainable competitive advantage and provide our customers with a high degree of confidence in the products we manufacture.

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

We also believe there is significant opportunity with the commercialization of our patent estate through the introduction of our existing patented ingredients into additional markets and the introduction of new beta-alanine product offerings. Currently, the majority of our CarnoSyn® sales are to companies operating in the Sports Nutrition market, where products are primarily formulated with the instant-release form of beta-alanine. We believe several additional markets and distribution channels represent significant growth opportunities for our SR CarnoSyn®, CarnoSyn® 4X, and TriBsyn® product offerings. We believe SR CarnoSyn® provides a superior delivery system for CarnoSyn® beta-alanine due to its sustained-release profile, which supports higher daily dosing and improved muscle carnosine retention. However, this product is currently limited to solid-dose tablet formulations, reducing the potential for customization by our target customers. With the introduction of CarnoSyn® 4X and TriBsyn®, along with their patent-pending formulations, we believe we are well positioned to expand our presence in the Wellness and Healthy Aging markets. This groundbreaking product is a carnosine booster that utilizes CarnoSyn® beta-alanine and proprietary technology to enhance beta-alanine bioavailability and absorption while effectively eliminating beta-alanine related paresthesia. Available as a raw material powder, it offers formulation flexibility for our customers. By eliminating paresthesia while maintaining an efficacious dosage, this product creates new opportunities to reach previously untapped market segments, including older adults, vegetarians, and vegans. It is well suited for a wide range of applications, including ready-to-drink beverages, protein drinks, dairy-based products, gummies, and medical nutrition products. We are also developing several additional innovations that could result in new patentable products for the CarnoSyn® Brands portfolio. Our patents covering instant-release beta-alanine expired in July 2026. However, our patents for SR CarnoSyn® extend through 2036, and we have patent applications pending for our TriBsyn® and CarnoSyn® 4X products.

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

We also seek to commercialize our patent and trademarks through the direct distribution and sale of CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X, TriBsyn®, new contract manufacturing opportunities, and various license, royalty, and similar arrangements.

For the last two fiscal years ended June 30, our net sales were derived from the following (in thousands):

	2026		2025
	$	%	$	%
Private-label Contract Manufacturing	$134,615	94	$121,779	94
Patent and Trademark Licensing	7,900	6	8,081	6
Total Net Sales	$142,515	100	$129,860	100

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

Our research and development expenses for the fiscal year ended June 30, 2026 were $2.3 million, compared to $1.8 million for the fiscal year ended June 30, 2025.

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

Like many companies and industries, we experienced challenges within our supply chain as a result of the effects of the COVID-19 pandemic. In particular, we encountered difficulties related to the supply of raw materials and packaging components. These challenges were driven by, but were not limited to, increased demand for certain ingredients with a limited supply, our supplier’s inability to meet demand due to capacity constraints, and increased lead times associated with constrained transportation availability. While these impacts have lessened over the past couple of years, there continues to be significant pricing pressures and supply chain challenges associated with various raw materials and packaging components, and we continue to manage these circumstances by working closely with our customers and suppliers. Additionally, uncertainty remains high related in part to existing and potentially increased tariffs. Throughout fiscal 2027, we expect upward pricing pressures will continue for raw materials, packaging components, and other costs as a result of limited supplies of various ingredients and the impact of inflationary factors, including higher labor, transportation costs, and tariffs on goods we import from overseas.

Sourcing of raw materials for our business has also been impacted by various geo-political conflicts, including the 2026 Iran War in the Middle East, the Russo-Ukrainian war in Eastern Europe, and ongoing conflicts in Sudan and Syria. These conflicts have impacted the availability and pricing of certain raw materials that we purchase along with impacts to lead times associated with materials brought in by ocean freight. We have actively worked with our customers to identify alternative sources of these materials, which has mostly mitigated the impact of these conflicts.

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

Competition

We compete with other manufacturers, distributors and marketers of vitamins, minerals, plant extracts, and other nutritional supplements both within and outside the U.S. The nutritional supplement industry is highly fragmented and competition for the sale of nutritional supplements comes from many sources. These products are sold primarily through retailers (i.e. drug store chains, supermarkets, and mass market discount retailers), ecommerce, health and natural food stores, and direct sales channels (i.e. network marketing and internet sales).

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

Our future competitive position for private-label contract manufacturing and patent and trademark licensing will likely depend on, but not be limited to, the following:

•	growing acceptance of our products by new and current customers and by consumers;

•	our ability to protect our proprietary rights in our patent estate and the continued validity of such patents;

•	our ability to successfully expand our product offerings related to our patent and trademark estate;

•	our ability to maintain compliance with debt covenants or in the event of non-compliance with our debt covenants; our ability to obtain amendments, waivers, or modifications from our lenders on acceptable terms, or at all;

•	the sufficiency of our available cash, cash equivalents and restricted cash, including continued access to borrowings under our credit facilities, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;

•	our ability to recover the carrying value of long-lived assets and accurately estimate their impairment if and when circumstances arise;

•	our ability to maintain adequate inventory levels to meet our customers' demands;

•	our ability to continue to manufacture high quality products at competitive prices;

•	our ability to attract and retain qualified personnel;

•	the effect of any future governmental regulations on our products and business;

•	the results of, and publicity from, product safety and performance studies performed by governments and other research institutions;

•	continued growth of the global nutrition industry; and

•	our ability to respond to changes within the industry and consumer demand, financially and otherwise.

The nutritional supplement industry is highly competitive, and we expect the level of competition to remain high over the near term. We do not have sufficient information to accurately estimate the total number or size of our competitors.

Government Regulation

Our business is subject to varying degrees of regulation by a number of government authorities in the U.S., including the FDA, the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Various state and local agencies in areas where we operate and in which our or our customers' products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business regulated by both these, and other authorities include, among others:

•	product claims and advertising;

•	product labels;

•	product ingredients;

•	how we manufacture, package, distribute, import, export, sell and store our or our customers' products; and

•	our classification as an essential business and our right to continue operations during government shutdowns.

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

Our operations outside the U.S. are similarly regulated by various agencies and entities in the countries in which we operate and in which our or our customers' products are sold. The regulations of these countries may conflict with those in the U.S. and may vary from country to country. The sale of our and our customers' products in certain European countries are subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. In other markets outside the U.S., we may be required to obtain approvals, licenses or certifications from a country’s Ministry of Health or comparable agency before we or our customers begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on reformulation of our or our customers’ products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our or our customers' ability to enter, or continue to operate in certain markets outside the U.S. As with the costs of regulatory compliance in the U.S., foreign regulations require significant financial and operational resources to ensure compliance, and we cannot provide assurances we will always be in compliance despite our best efforts to do so or that being in compliance will not become prohibitively costly to our business. Our failure to maintain regulatory compliance within and outside the U.S. could impact our or our customers' ability to sell products and thus, adversely impact our financial position and results of operations.

Intellectual Property

Trademarks. We have developed and use trademarks in our business, particularly relating to corporate, brand and product names. We own 61 registered trademarks; including 13 registrations in the U.S. Seven of these U.S. registrations are incontestable. Federal registration of a trademark in the United States affords the owner nationwide exclusive trademark rights to the registered mark and the ability to prevent subsequent users from using the same or similar mark. However, to the extent any other business operator has acquired trademark rights in a mark by its consistent use of such mark in connection with similar goods or services in a particular geographic area, the nationwide rights conferred by federal registration can be subject to that user’s prior established non-statutory (“common law”) rights in that geographic area. In addition, rights in a registered mark are dependent upon the continued use of the mark in connection with the goods and/or services set forth in the registration.

We have 48 foreign registered trademarks covering 40 foreign countries, including registrations for CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X or TriBsyn® in Australia, Brazil, Canada, China, Cuba, Hong Kong, the European Union, Israel, Japan, Mexico, New Zealand, South Korea, Switzerland, the United Kingdom and Vietnam. Our registered trademarks include CarnoSyn® and the SR CarnoSyn® logos in Switzerland. We also claim common law ownership and protection of certain trademarks based upon our continued use of the tradenames. In some countries, such as the United States, common law can provide some protection of a name or mark within the particular geographic area in which it is continually and deliberately used.

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

Patents and Patent Licenses. We currently own two U.S. patents and one corresponding non-U.S. patent registered in countries throughout North America and Europe. All of these patents and patent rights relate to the ingredient known as beta-alanine. Certain of these patents were assigned to NAI, and we made ongoing royalty payments to the prior owners of the patents until expiration of those patents in July 2026. We also sell beta-alanine and license our patent and trademark rights related to beta-alanine. Some of our patents extend as far as through 2036.

Licensing, royalties, raw material sales, and revenues we have received associated with the sale and licensing of beta-alanine under the CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® trademarks were primarily related to the direct sale of the raw material beta-alanine and totaled $7.9 million in fiscal 2026. We incurred patent compliance expenses of approximately $0.4 million during fiscal 2026 primarily in connection with our efforts to procure, protect and support our proprietary rights and patent estate. We expect to continue to incur these types of compliance expenses during fiscal 2027 and beyond.

Employees

As of June 30, 2026, we employed 219 employees in the U.S., 46 who were employed in research, laboratory and quality control, 10 in sales and marketing, and 162 in manufacturing and administration. From time to time, we use temporary personnel to help us meet shorter-term operating requirements. These positions typically are in manufacturing and manufacturing support. As of June 30, 2026, we had 11 temporary personnel in the U.S.

As of June 30, 2026, NAIE employed an additional 82 employees and 11 temporary employees. Most of these positions were in the areas of manufacturing and manufacturing support.

Our employees are not represented by a collective bargaining agreement, and we have not experienced any work stoppages as a result of labor disputes. We believe our relationship with our employees is good. We cannot assure this will continue in the future.

Seasonality

In addition to general economic factors, we are impacted by seasonal factors and trends, such as major cultural events and vacation patterns. We manufacture and sell products to customers that operate in many different countries throughout the world and these seasonal factors vary by region. Although we believe the impact of seasonality on our consolidated results of operations is minimal, our quarterly results may vary significantly in the future due to the timing of private-label contract manufacturing and CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® beta-alanine raw material orders. Future revenue trends may not follow historical patterns. The market price of our common stock may be adversely affected by these seasonal factors.

Financial Information about Our Business Segments and Geographic Areas

Our operations are comprised of two reportable segments:

•	Private-label contract manufacturing, in which we primarily provide manufacturing services to companies that market and distribute nutritional supplements and other health care products.

•	Royalty, licensing, and raw material sales primarily associated with the sale and license of beta-alanine under our CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® trademarks.

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

Our activities in markets outside the U.S. are subject to political, economic and other risks in the countries in which our and our customers' products are sold and in which we operate. For more information about these and other risks, please see Item 1A in this report.

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

Risks Related to the Company’s Business and Industry

We have experienced multiple years of operating losses, negative operating cash flows, increased dependence on our credit facilities, and there is substantial doubt about our ability to continue as a going concern.

As of June 30, 2026, we had $7.5 million in cash, cash equivalents and restricted cash of which $6.3 million was held by NAIE. On October 15, 2025, NAIE paid a dividend of $3.1 million to NAI which was subject to a 5% Swiss withholding tax.

On May 18, 2026, we entered into a new domestic credit facility with Legacy Corporate Lending, LLC ("Legacy"). The new credit facility includes a fixed charge coverage ratio covenant requirement, based on only domestic operations, and pursuant to the Loan and Security Agreement will be measured for the first time based on the nine months ending September 30, 2026. We will not be able to comply with this covenant required under the Loan and Security Agreement as of September 30, 2026 due to one of our largest private-label contract manufacturing customer's material downward revisions to their forecast of projected orders and purchases from us during our fiscal year 2027. We have informed the lender of our pending non-compliance with the fixed charge coverage ratio, and are collaborating with them, but there is no assurance our lender will agree to a waiver, amendment, or other remedy, or the difference in amount, cost or other factors may be.

In addition to a focus on revenue growth and cost reduction, we have listed our corporate headquarters for sale and are actively marketing the property for sale. In addition, the Board of Directors also approved management to sell our manufacturing facility in Carlsbad, California which is a more specialized property, and we anticipate may not be sold quickly. There is no assurance our efforts to sell our corporate headquarters or also our manufacturing facility will result in a sale, when such sale(s) may be completed, or whether favorable price or terms will be achieved.

If we are unable to improve operating results, or cannot work out a remedy for our pending non-compliance with this debt covenant, or cannot sell either or both properties, there may be continued deterioration in our financial position and more substantial doubt about our ability to continue as a going concern.

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

In February 2022, armed conflict escalated between Russia and Ukraine. Although Russia and Ukraine did not account for any of our net sales in FY 2026 or FY 2025, economic sanctions and export control measures by the U.S. and European Union against Russia have resulted in increased volatility in the availability and prices of raw materials that are produced in that region. There are further concerns regarding continued supply chain disruptions, consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, increased energy costs, and other unforeseen business disruptions due to the current global geopolitical tensions, including relating to Ukraine and the Middle East. We will continue to evaluate impacts of the conflict on our customers, suppliers, employees, and operations.

In February 2026, the launch of Operation Epic Fury escalated conflict between the U.S. alongside Israeli forces targeting Iran. In response, blockades of vital maritime chokepoints such as the Strait of Hormuz have caused the global price level of commodities including fuel and energy to increase. Conflict with Iran was preceded by armed conflict between Israel and Hamas that began in October 2023. Israel accounts for a small portion of our global net sales, but we also source multiple raw materials that come from Israel. While we do not anticipate this conflict will have a significant impact on our net sales, we are continually communicating with our customers and suppliers who may be impacted by this conflict, and we are evaluating options for alternative ingredient sources and/or holding safety stock of impacted materials to limit the effect this conflict may have on our ability to obtain the ingredients sourced from this region.

Recently, these conflicts have resulted in market uncertainty and volatility, and this has negatively affected many industries, including the dietary supplement industry. Global financial conditions remain subject to sudden and rapid destabilizations in response to economic shocks. A slowdown in the financial markets or other economic conditions including but not limited to global supply chain issues, inflation, tariffs and trade disputes, fuel and energy costs, lack of available credit, the state of the financial markets, interest rates and tax rates may adversely affect our growth. Future economic shocks may be precipitated by a number of causes, including a continued rise in the price of oil and other commodities, the volatility of raw material prices, geopolitical instability, terrorism, pandemics, the devaluation and volatility of global stock and debt markets and natural disasters. Any sudden or rapid destabilization of global economic conditions could adversely impact our ability to obtain equity or debt financing in the future on terms favorable to us or at all. In such an event, our operations and financial condition could be adversely impacted.

Prices and availability of commodities consumed or used in connection with raw materials we purchase or the operation of our manufacturing facilities, such as natural gas, diesel, oil and electricity, also fluctuate, and these fluctuations affect the costs of operations. These fluctuations can be unpredictable, can occur over short periods of time and may have a material adverse impact on our operating costs or the timing and costs of various projects. Over the past several years, the United States, and many other countries, have experienced significant volatility related to inflationary factors. These factors have impacted all aspects of our manufacturing operations, including increased costs of labor, utilities, materials, supplies, etc. While we continue to evaluate cost reduction opportunities, including working with both suppliers and customers, to attempt to mitigate the impact of these higher operational costs, there can be no assurance our efforts will result in an offset of such increases or if inflation will return to more reasonable levels.

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

Our business can be affected by adverse publicity or negative public perception about us, our competitors, our customers, our products, or our industry generally. Adverse publicity may include publicity about the nutritional supplements industry generally, the efficacy, safety and quality of nutritional supplements and other health care products or ingredients in general or our and our customers' products or ingredients specifically, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors, or our customers. Any adverse publicity or negative public perception could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations could be adversely affected if any of our or our customers' products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated and unwanted health consequences.

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

We manufacture the majority of our and our customers' products at our manufacturing facilities in California and Switzerland. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Our manufacturing operations, including those of our suppliers, are subject to power failures, blackouts, border shutdowns, telecommunications failures, computer viruses, cybersecurity vulnerabilities, human error, breakdown, failure or substandard performance of our facilities, our equipment, the improper installation or operation of equipment, terrorism, pandemics, natural or other disasters, intentional acts of violence, and the need to comply with the requirements or directives of governmental agencies, including but not limited to the FDA. In addition, we may in the future determine to expand or relocate our facilities, which may result in slowdowns or delays in our operations. While we have implemented and regularly evaluate various emergency, contingency and disaster recovery plans and we maintain business interruption insurance, there can be no assurance the occurrence of these or any other operational problems at our facilities in California or Switzerland would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance our contingency plans will prove to be adequate or successful if needed or our insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover any losses that we may incur from an interruption in our manufacturing and distribution operations. In August of 2021, we acquired a new warehouse and distribution facility in Carlsbad, California, and converted it into a dedicated high-volume powder blending and packaging facility while also providing additional raw material storage capacity. In addition, the Board of Directors also approved management to sell our manufacturing facility in Carlsbad, California which is a more specialized property, and we anticipate may not be sold quickly. There can be no assurance we will be successful in obtaining additional facility certifications that may be necessary to attract new customers or that we will obtain sufficient business through our on-going sales efforts to effectively utilize the facility and our investment therein.

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

We buy our raw materials from a limited number of suppliers. During fiscal 2026 and fiscal 2025, one of our suppliers represented more than 10% of our total raw material purchases. Additionally, we currently purchase all of our beta-alanine for our CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® products from a single manufacturer located in Japan. Any disruption in their ability to source materials for or produce the amounts of beta-alanine needed to meet our requirements could have an adverse effect on our business.

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

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. We have experienced increases in various raw material costs, transportation costs and the cost of petroleum-based raw materials and packaging supplies used in our business. Increasing pricing pressures on raw materials and other products have continued throughout fiscal 2026 as a result of limited supplies of various ingredients, tariffs, and inflationary factors, including higher labor and transportation costs. We expect these upward pressures to continue through fiscal 2027. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects such cost increases could have on our results of operations or financial condition.

There can be no assurance suppliers will provide the quality raw materials needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials including but not limited to those resulting from conditions outside of our control, such as international conflicts, pandemics, weather, transportation interruptions, labor shortages, strikes, terrorism, natural disasters, and other catastrophic events.

In addition, our efforts to maintain or increase sales of CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® are substantially dependent on the availability of the raw material beta-alanine and sales of beta-alanine or products incorporating beta-alanine. The availability of beta-alanine, and thus sales of such raw material and products using such material, could be negatively impacted by any shortages, interruptions and similar events described above, which could in turn adversely affect the amount of revenue and profit margin we earn from the sale of beta-alanine.

Risks Related to Customer Concentration

Because we derive a significant portion of our revenues from a limited number of customers, our revenues would be adversely affected by the loss of a major customer or a significant change in their business, personnel or the timing or amount of their sales to their customers and their orders from us.

We have in the past and expect to continue to derive a significant portion of our revenues from a relatively limited number of customers. During the fiscal year ended June 30, 2026, sales to our two largest customers were approximately 52% of our consolidated net sales. We cannot predict with any certainty if sales to these customers will increase or decrease in the future. Subsequent to June 30, 2026 and prior to filing this Form 10-K, one of our largest customers informed us of a material downward revision to their forecast of their projected orders and purchases from us during our fiscal year 2027 primarily caused by their growing inventory levels. Please see disclosure of Subsequent Events in Note O, Part II in Item 8 on this Form 10-K.

On August 16, 2023, we announced the temporary closure of our new high-speed powder processing facility in Carlsbad, California due to excess inventory on hand at one of our largest customers and their efforts to rebalance supply and demand. We reopened this facility in May 2024 based on new orders received from this customer but there can be no certainty that this, or any other customer, will not experience similar circumstances that require them to reduce or discontinue orders in the future. In addition, the Board of Directors also approved management to sell our manufacturing facility in Carlsbad, California which is a more specialized property, and we anticipate may not be sold quickly.

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

We currently derive significant revenues and income from sales of beta-alanine and from licensing our patents. Our ability to maintain or grow our sales of beta-alanine and license revenue from our other patents is contingent on our ability to defend our patents and commercialize the sale of beta-alanine under our instant release CarnoSyn® trademark, our sustained release SR CarnoSyn® patents and trademark, and any additional patents we may seek related to CarnoSyn® 4X and TriBsyn®.

We own multiple patents and trademarks related to the use of beta-alanine in food and nutritional supplements. A majority of our revenue and income from this segment is currently derived from activity related to licensing our patents and other intellectual property associated with instant release beta-alanine, sold under our trade name CarnoSyn®. Our final patent for this version of CarnoSyn® expired in July 2026. Our patent and trademark licensing revenue decreased from $8.1 million in fiscal 2025 to $7.9 million in fiscal 2026 due to a decrease in trademarked material sales, partially offset by increased orders of other raw material sales. There is no assurance we will be successful maintaining our historical CarnoSyn® instant release beta-alanine sales levels or grow future sales volumes of CarnoSyn® instant release beta-alanine. If we are not successful it could have a material adverse effect on our business, results of operations, and financial condition.

We believe SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® are superior delivery systems for CarnoSyn® beta-alanine as they allow for increased daily dosing, improved muscle retention and bioavailability of carnosine. Our patents related to SR CarnoSyn® extend through 2036, and we believe SR CarnoSyn® beta-alanine and the introduction of CarnoSyn® 4X and TriBsyn® high-bioavailability beta-alanine are an important step in the further commercialization of our patent estate. There can be no assurance we will be successful in getting the market to accept these new forms of beta-alanine or that we will be successful launching new products utilizing SR CarnoSyn®, CarnoSyn® 4X or TriBsyn® beta-alanine.

Risks Related to Regulations

Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets and could increase our costs.

The manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of our and our customers' products we produce are subject to regulation by numerous national and local governmental agencies in the U.S. and in other countries. For example, we are required to comply with certain GMP’s and incur costs associated with the audit and certification of our facilities. Failure to comply with governmental regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by a governmental agency could materially adversely affect our ability to successfully market our products and services. In addition, if such governmental agency has reason to believe the law is being violated (for example, if it believes we do not possess adequate substantiation for product claims), it can initiate an enforcement action. Governmental agency enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by a governmental agency could materially adversely affect our ability and our customers’ ability to successfully market and continue selling the products involved.

Before commencing operations or marketing our products and often our customers' products we manufacture in markets outside the U.S., we are routinely required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of products or even may be unavailable with respect to certain products or product ingredients. We must also comply with product labeling and packaging regulations that vary from country to country. Furthermore, the regulations of these countries may conflict with those in the U.S. and with each other. In certain European countries, the sale of our products and our customers' products we manufacture are subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. The cost of complying with these various and potentially conflicting regulations can be substantial and can adversely affect our results of operations.

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

The United States has implemented increased tariffs on a wide range of goods and materials imported from most of its foreign trading partners including China, Japan, India, Russia, Vietnam, South Korea, Australia, the European Union, Canada, Mexico and other governments. These goods and materials may include products, applications, and ingredients we or our customers require for their products, including beta-alanine. Our ability to maintain or increase CarnoSyn® sales and licensing revenue depends on the availability of the raw material beta-alanine. China and other governments responded to the implementation of tariffs by the United States by imposing their own tariffs on certain American products. Continuing or increased tariffs could have a material adverse effect on our business and our customers’ businesses, the availability of beta-alanine, and the cost of other raw materials we use in our customers’ products. While it is difficult to predict whether or how existing and additional potential tariffs will be imposed, or how tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products we or our customers offer for sale, or ingredients we use in the products we manufacture could adversely impact our offerings and our customers, and could have an adverse impact on the availability of raw materials we purchase including beta-alanine from Japan.

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

Risks Related to Litigation

We could be exposed to employment litigation matters such as but not limited to wage and hour claims, which may be costly and could materially adversely affect our operations.

As an employer responsible for employees in the United States and in Switzerland, we are subject to operate in accordance with employment laws that prevail in several jurisdictions. Legal actions can be brought against us with or without merit from current or past employees and the resolution of these uncertain matters could result in the expenditure of significant financial and managerial resources. Settlement payments or unfavorable outcomes could adversely impact our results of operations. Our evaluation of the likely impact of these actions could be different from actual outcomes that may be unfavorable and unexpected.

In December 2023, we were sued by three former employees in two separate, but substantially identical matters brought by the same law firm. The lawsuits were filed as a putative class action and a Private Attorney General Act ("PAGA") action seeking awards for all similarly situated employees going back ten years or more. We responded to these actions and agreed to submit the matters for mediation. On July 3, 2025, the mediation took place, and a tentative settlement agreement was reached whereby we agreed to contribute a maximum of $1.25 million. The court has consolidated the two actions. The settlement was brought before the court and an attempt to contact all similarly situated employees was made for them to participate at their discretion. The court agreed to the settlement. Payment was remitted in the first quarter of fiscal year 2027, and final court approval and termination of the proceedings is expected to take place in February 2027. Although we were not found liable and did not admit any liability, we accrued the maximum settlement amount in our results of operations as of June 30, 2025, along with estimated related legal fees of approximately $150,000. During the year ended June 30, 2026, we accrued additional estimated related legal fees of $44,000.

We could be exposed to product liability claims or other litigation, which may be costly and could materially adversely affect our operations.

We could face financial liability due to product liability claims if the use of our products results in significant loss or injury. Additionally, the manufacture and sale of our or our customers' products involves a risk of injury to consumers from tampering by unauthorized third parties or product contamination. We could be exposed to future product liability claims that include, among others, assertions that: our or our customers' products contain contaminants; we or our customers provide consumers with inadequate instructions about product use; or we provide inadequate warning about side effects or interactions of our or our customers' products with other substances. Even if we were to prevail in any such claims, the cost of litigation and settlement could be significant.

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

Additionally, it is possible one or more of our insurers could exclude from our coverage certain ingredients used in our or our customers' products. In such event, we may have to stop using those ingredients or rely on indemnification or similar arrangements with our customers who wish to continue to include those ingredients in their products. A substantial increase in our product liability risk or the loss of customers or product lines, or the failure of a customer to honor indemnification agreements could each have a material adverse effect on our results of operations and financial condition.

We may continue to incur significant costs in the course of creating and defending our intellectual property. We may be unable to protect our intellectual property rights or may inadvertently infringe on the intellectual property rights of others.

We possess and may possess in the future certain proprietary technology, trade secrets, trademarks, trade names, licenses, patents, and similar intellectual property. We may continue to incur significant patent and trademark litigation costs associated with creating and defending our intellectual property. During fiscal 2026, we incurred approximately $0.4 million in patent litigation and prosecution expense and expect these expenses to be between $0.1 million and $0.3 million during fiscal 2027. There is no assurance we will be able to create new intellectual property, protect our existing intellectual property adequately, or that our intellectual property rights will be upheld. If as we have been in the past, we are again subject to legal proceedings seeking to invalidate our patent rights, such proceedings or the success of the efforts thereby could have a material adverse impact upon our financial condition and results of operations. Furthermore, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. Additional litigation in the U.S. or abroad may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation, even if ultimately determined in our favor, could result in substantial additional costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. If infringement claims are asserted against us, we may seek to obtain a license to use the claiming third party’s intellectual property rights. There can be no assurance such a license would be available at all or available on terms acceptable or favorable to us.

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

Our officers and directors, together with their families and affiliates, beneficially owned approximately 20% of our outstanding shares of common stock as of June 30, 2026. Approximately 15% of the outstanding shares of common stock are beneficially owned by Mark LeDoux and his family. Mr. LeDoux is our Chief Executive Officer and Chairman of the Board. As a result, our officers and directors, and in particular Mr. LeDoux, could influence such business matters as the election of directors and approval of significant corporate transactions.

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

Our net sales increased during fiscal 2026 as compared to fiscal 2025 and our loss from operations increased during the same period. There can be no assurance our net sales will further improve in the near term, or we will earn a profit in any given year. We experienced three years of net losses in fiscal years 2026, 2025, and 2024 and may incur losses in the future. We experienced negative cash flows from operating activities in fiscal years 2026 and 2024. Our operating results may fluctuate from year to year and/or from quarter to quarter due to various factors including differences related to the timing of revenues and expenses for financial reporting purposes and other factors described in this report. At times, these fluctuations may be significant. We currently anticipate we will experience a net loss for fiscal 2027. Fluctuations in our operating results may adversely affect the share price of our common stock.

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

From time to time our shares may be listed for trading on one or more foreign exchanges, with or without our prior knowledge or consent. Certain foreign exchanges may have less stringent listing requirements, rules and enforcement procedures than the Nasdaq Global Market or other markets in the U.S., and this may increase the potential for manipulative trading practices to occur on such foreign exchanges. These practices, or the perception by investors that such practices could occur, may increase the volatility of our stock price or result in a decline in our stock price.

We may not be able to raise additional capital or obtain additional financing if needed.

It is possible our cash from operations could become insufficient to meet our working capital needs and/or to implement our business strategies. In such an event, there can be no assurance our existing domestic and Swiss lines of credit would be sufficient to meet our working capital needs. Furthermore, if we fail to maintain certain loan covenants, we may no longer have access to our credit lines. Under the terms of our domestic credit facility, there are limits on our ability to create, incur or assume additional indebtedness without the approval of our lender. Our domestic credit line terminates on May 18, 2029 and there is no guarantee we will be able to extend or renew this credit line on favorable terms or at all. Although our Swiss line of credit is subject to an indefinite term, the lender reserves the right to refuse utilization of the credit facility without termination of the credit agreement in the event of a change in circumstances.

On May 18, 2026, we entered into a new domestic credit facility with Legacy. The new credit facility includes a fixed charge coverage ratio covenant requirement as defined in the Loan and Security Agreement that is based on only domestic operations and will first be measured for the nine months ending September 30, 2026. We anticipate we will not be able to comply with the covenant required under the Loan and Security Agreement as of September 30, 2026 due to one of our largest customer's material downward revisions to their forecast of projected orders and purchases from us during our fiscal year 2027. We have informed Legacy of our pending non-compliance with the fixed charge coverage ratio, and there is no assurance that a waiver, amendment, or remedy will be available or what the difference in amount, cost or other factors may be.

We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lowering our credit ratings. At any given time, it could be difficult for us to raise capital due to a variety of factors, some of which may be outside of our control, including a tightening of credit markets, overall poor performance of stock markets, and/or an economic slowdown in the U.S. or other countries, or in the businesses of our customers. There is no assurance we would be able to market such security issuances on favorable terms, or at all, in which case, if we did not have any alternate funds, we might not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, respond to competitive pressures or meet unanticipated customer requirements.

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

Process

To manage potential cybersecurity threats, we have established an Incident Response Plan that is designed to control the internal workflow of a reported incident. This plan formalizes incidence response stages such that reporting, identification, scope, response, and recovery are executed in a timely manner and identifies the order and coordination of internal and external communication. In addition, the Company addresses crisis management and business continuity with respect to Information Systems to ensure reliable redundancy and recovery of backed-up databases.

Management is not aware of any material security breaches on its Information Systems and risks from cybersecurity threats have not previously materially affected us. Certain of our vendors have experienced cyberattacks in the past and the threat and development of cyberattacks is continuous. It is impossible to say with certainty whether the Company’s efforts will prevail in a coordinated attack on its Information Systems. Currently, we expect the risks from cybersecurity threats will continue, but are not reasonably likely to materially affect us mostly due to our profile and not because our defenses are impenetrable or the efforts of criminals will not become more sophisticated. A cybersecurity attack on our Information Systems could have a material negative impact upon our business, results of operations or financial condition. For additional information about cybersecurity risks, see Item 1A. “Risk Factors.”

Governance

Role of the Board

The Audit Committee of our Board of Directors (the “Board”) has the responsibility for the oversight of risk management, including those risks related to cybersecurity. The Board holds strategic planning sessions with senior management to discuss strategies, key challenges, risks and opportunities for mitigation. The involvement of our Board in setting our business strategy is a key part of its oversight of risk management, its assessment of management’s appetite for risk, and its determination of what constitutes an appropriate level of risk for us. Our senior management attends meetings of our Board and its committees, communicates with the Board and its members regularly between Board meetings, and as otherwise needed, are available to address any questions or concerns raised by our Board on risk management and any other matters.

Role of Management

Our senior management, with the oversight of the Board, is responsible for the day-to-day management of the material risks the Company faces, including those related to cybersecurity. We believe it is important to work at all levels of the Company’s hierarchy to manage cybersecurity risks and threats. Therefore, all users must use an online IT ticketing system, which is monitored around the clock, to report any incidents. Qualified individuals in IT determine what resources to allocate to each case and escalation of an incident, if deemed necessary. The Systems Administrators and IT Director, who has more than 19 years of experience with the Company architecting, managing, and securing enterprise databases, systems automation, and ERP environments, communicates on a day-to-day basis with the President who would bring any material cybersecurity issues to the attention of the Company’s Chief Executive Officer, the Audit Committee, and the Board of Directors.

ITEM 2. PROPERTIES

This table summarizes our facilities as of June 30, 2026. We believe our facilities are adequate to meet our operating requirements for the foreseeable future.

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

(4)	This facility is used by NAIE for additional warehouse storage. On June 9, 2026, NAIE provided notification of terminating this lease effective December 31, 2026.

(5)	We purchased our Carlsbad, California corporate headquarters in March 2016. This asset is classified as held for sale as of June 30, 2026.

(6)

We acquired this facility in August 2021 and retrofitted it into a dedicated high-volume powder blending and packaging facility with supplementary raw material storage. This facility became operational in April 2023. The Board of Directors also approved management to sell this facility which is a more specialized property, and we anticipate may not be sold quickly.

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

In December 2023, we were sued by three former employees in two separate, but substantially identical matters brought by the same law firm. The lawsuits were filed as a putative class action and a Private Attorney General Act ("PAGA") action seeking awards for all similarly situated employees going back ten years or more. We responded to these actions and agreed to submit the matters for mediation. On July 3, 2025, the mediation took place, and a tentative settlement agreement was reached whereby we agreed to contribute a maximum of $1.25 million. The court has consolidated the two actions. The settlement was brought before the court and an attempt to contact all similarly situated employees was made for them to participate at their discretion. The court agreed to the settlement. Payment was remitted in the first quarter of fiscal year 2027, and final court approval and termination of the proceedings is expected to take place in February 2027. We accrued the maximum settlement amount in our results of operations as of June 30, 2025, along with estimated related legal fees of approximately $150,000. During the year ended June 30, 2026, we accrued additional estimated related legal fees of $44,000.

As of September 28, 2026 with exception of these two consolidated matters, neither NAI nor NAIE were a party to any material pending legal proceeding nor was any of our property the subject of any material pending legal proceeding. At any given time, we may be involved in one or more matters in the ordinary course of our business.

There is no assurance NAI will prevail in any litigation matters or that litigation expenses will not be greater than anticipated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “NAII.” Below are the high and low sales prices of our common stock as reported on the Nasdaq Global Market for each quarter of the fiscal years ended June 30, 2026 and 2025:

	Fiscal 2026		Fiscal 2025
	High	Low	High	Low
First Quarter	$4.03	$2.74	$6.88	$5.10
Second Quarter	$3.70	$2.59	$5.60	$4.02
Third Quarter	$4.96	$2.33	$4.40	$3.27
Fourth Quarter	$2.93	$2.35	$3.62	$2.57

Holders

As of September 23, 2026, there were 166 stockholders of record of our common stock. On that same date, the last sales price of our common stock as reported on NASDAQ was $1.85 per share.

Dividends

We have never paid a dividend on our common stock, and we do not intend to pay a dividend in the foreseeable future. Our current policy is to retain all earnings to provide funds for operations and future growth. Additionally, under the terms of our domestic credit facility, we are precluded from paying a dividend while such facility is in place without a waiver from our lender.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2026, we did not sell any unregistered securities.

Repurchases

During the fiscal year ended June 30, 2026, we did not repurchase any shares of our common stock other than shares acquired from employees in exchange for our paying their withholding requirements upon vesting of restricted stock.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our existing equity compensation plans as of June 30, 2026:

Number of
Shares
Remaining
Available
		Weighted-	for Future
	Number of	Average	Issuance
	Shares	Exercise	Under Equity
	to be Issued	Price	Compensation
	Upon	of	Plans
	Exercise of	Outstanding	(Excluding
	Outstanding	Options,	Shares
	Options,	Warrants,	Reflected in
	Warrants,	and	Column
Plan Category	and Rights	Rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	$—	561,877
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	—	$—	561,877

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations as of our fiscal years ending June 30, 2026 and 2025. You should read the following discussion and analysis together with our audited consolidated financial statements and the notes to the consolidated financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

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

Our primary business activity is providing private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbal and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. Historically, our revenue has been largely dependent on sales to two or three private-label contract manufacturing customers and subject to variations in the timing of such customers’ orders, which in turn is impacted by such customers’ internal marketing programs, supply chain management, entry into new markets, new product introductions, the demand for such customers’ products, and general industry and economic conditions. Our revenue also includes raw material sales, royalty and licensing revenue generated from our patent estate pursuant to license and supply agreements with third parties for the distribution and use of the ingredient known as beta-alanine sold under our CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® trademarks.

A cornerstone of our business strategy is to achieve long-term growth and profitability and to diversify our sales base. We have sought and expect to continue to seek to diversify our sales by developing relationships with additional, quality-oriented, private-label contract manufacturing customers, and commercializing our patent estate through sales of beta-alanine under our CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® trademarks, royalties from license agreements, and potentially additional contract manufacturing opportunities with licensees.

During fiscal 2026, our consolidated net sales were 10% higher than in fiscal 2025. Private-label contract manufacturing net sales increased 11% primarily due to increased orders from one of our largest customers and several of our other existing customers, partially offset by reduced orders from other existing customers. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales was 28% in fiscal 2026, and revenue concentration from our largest private-label contract manufacturing customer as a percentage of total net sales in fiscal 2025 was 33%.

During fiscal 2026, patent and trademark licensing revenue decreased 2% to $7.9 million as compared to $8.1 million for fiscal 2025. The decrease in patent and trademark licensing revenue was primarily due to a decrease in beta-alanine-based material sales from existing customers, partially offset by increased orders of other raw material sales.

We continue to invest in research and development to expand our CarnoSyn® Brands product portfolio. In August 2024, we announced a new product called TriBsyn®, a clinically supported carnosine booster designed for daily wellness that delivers more than four times the bioavailability of standard beta-alanine without the paresthesia commonly associated with traditional formulations. We believe TriBsyn® and its patent-pending formulation will enable us to better penetrate the Wellness and Healthy Aging market. On April 20, 2026, we launched CarnoSyn® 4X, which utilizes the same microencapsulation technology as TriBsyn® and is specifically positioned for the Sports Nutrition market. On May 4, 2026, we announced expanded market applications for TriBsyn®, unlocking new opportunities across the beverage, dairy, and medical nutrition categories. With these expanded capabilities, TriBsyn® is well suited for ready-to-drink beverages, protein drinks, dairy-based products, gummies, and medical nutrition applications. Both CarnoSyn® 4X and TriBsyn® combine CarnoSyn® beta-alanine with proprietary technology to enhance beta-alanine bioavailability and absorption while effectively eliminating beta-alanine-related paresthesia. Available as raw material powders, they provide formulation flexibility for our customers. By eliminating paresthesia while maintaining an efficacious dosage, these products create new opportunities to reach previously untapped market segments, including older adults, vegetarians, and vegans. We believe our continued efforts to refine our formulations and expand our product portfolio will be well received and create significant opportunities to increase sales of our patented and patent-pending products.

To protect and grow our CarnoSyn® product offerings, we incurred patent compliance expenses of approximately $0.4 million during fiscal 2026 and fiscal 2025. Our legal expense associated with our CarnoSyn® business has remained relatively low as we have no related active litigation, and the current run-rate of expenses is primarily related to maintenance and expansion of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to expand the market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark and our new beta-alanine product marketed under our TriBsyn® and CarnoSyn® 4X trademarks, maintain our patent rights, the availability and the cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During fiscal 2027, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® beta-alanine products.

While we grew our net sales during fiscal 2026, we experienced a loss during fiscal 2026 that was primarily due to underutilization of our available factory capacities which also led to an impairment charge of one of our facilities and related assets. The growth in net sales is primarily related to increased existing private label contract manufacturing customer sales that also drove improved factory utilization, partially offset by a decrease in patent and trademark licensing net sales. Selling, general and administrative expenses during fiscal 2026 increased as compared to fiscal 2025 primarily due to a reserve allowance recorded on the final Employee Retention Tax Credit claim as we no longer believe we will be able to collect this remaining amount without substantial legal fees, an increase in advertising expense to promote our CarnoSyn® 4X and TriBsyn® product offerings, and an increase in compensation expense related to increased headcount required to support the growth in sales, partially offset by a settlement associated with a class action claim recorded during fiscal 2025. Consolidated net loss during fiscal 2026 increased primarily due to the recognition of a non-cash impairment charge of $10.4 million to write down property and equipment to reflect the lower of their estimated fair values or carrying amount as of June 30, 2026. Although our overall sales forecast for fiscal 2027 includes an expected increase in sales as compared to fiscal 2026, we currently anticipate we will experience a net loss for fiscal 2027.

During fiscal 2027, we plan to continue our focus on:

•

Leveraging our state-of-the-art, certified facilities to increase the value of the goods and services we provide to our highly valued private-label contract manufacturing customers, and developing relationships with additional quality-oriented customers;

•

Expanding the commercialization of our beta-alanine patent and trademark estate in Sports Nutrition, Wellness and Healthy Aging and Medical food channels with our CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® beta-alanine product lines; exploiting new contract manufacturing opportunities, license and royalty agreements, and protecting our proprietary rights; and

•	Consolidating our facilities and factories to improve operational efficiencies and manage costs and business risks to improve profitability.

Discussion of Critical Accounting Estimates

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies is disclosed in Note A of Item 8, Organization and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements.

Impairment Loss — During fiscal 2026 in our Private-label contract manufacturing segment, we observed a decline in the fair value of our manufacturing facility we own in Carlsbad, California compared to its carrying value, negative cash flow results from operating activities in fiscal years 2026 and 2024, an adverse change in the business climate as a result of one of our largest customer's downward revisions of forecasted orders, and expected negative cash flow results for fiscal year 2027. These factors indicated the carrying value of certain long-lived assets might not be fully recoverable. Consequently, we performed an evaluation of the recoverability of this asset group. Based on this evaluation, we determined the carrying amount of our manufacturing facility in Carlsbad, California exceeded the projected undiscounted future cash flows from that facility. Accordingly, we determined an impairment loss due to the carrying value of this asset group as of June 30, 2026 being in excess of the sum of expected cash flows over the forecasted useful life of the facility subject to fair value limitations. As a result, we recognized a non-cash impairment charge of $10.4 million presented as a separate line item, Impairment loss, on the consolidated statements of operations and comprehensive loss to write down property and equipment, to reflect the lower of their estimated fair values or carrying amounts as of June 30, 2026. This charge significantly increased our operating loss for fiscal year 2026 but had no immediate impact on our cash position or liquidity. For estimates of fair values, we relied on significant unobservable inputs categorized as Level 3 within the fair value hierarchy such as third-party real estate experts for building and land fair values as of June 5, 2026, and a third-party appraiser's report for Machinery and Equipment as of January 28, 2026, which we received as part of our debt refinancing in May 2026 and do not represent fair values as of June 30, 2026. It is possible the assumptions and underlying estimates used to determine the fair value of this asset group will change in the future, and such changes could result in a material difference from the impairment loss recognized in these financial statements.

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

	Fiscal Year Ended
	June 30, 2026		June 30, 2025		Increase (Decrease)
Private-label contract manufacturing	$134,615	94%	$121,779	94%	$12,836	11%
Patent and trademark licensing	7,900	6%	8,081	6%	(181)	(2)%
Total net sales	142,515	100%	129,860	100%	12,655	10%
Cost of goods sold	133,518	94%	120,571	93%	12,947	11%
Gross profit	8,997	6%	9,289	7%	(292)	(3)%
Other selling, general & administrative expenses	17,296	12%	16,549	13%	747	5%
Impairment loss	10,409	7%	—	0%	10,409	(NM)
Settlement of legal proceeding and associated expense	44	0%	1,400	1%	(1,356)	(97)%
Loss from operations	(18,752)	(13)%	(8,660)	(7)%	(10,092)	117%
Other expense, net	(1,513)	(1)%	(2,080)	(2)%	567	(27)%
Loss before income taxes	(20,265)	(14)%	(10,740)	(8)%	(9,525)	89%
Provision for income taxes	430	0%	2,835	2%	(2,405)	(85)%
Net loss	$(20,695)	(15)%	$(13,575)	(10)%	$(7,120)	52%

(NM) Not meaningful as base is zero.

Private-label contract manufacturing sales increased 11% primarily due to increased orders from one of our largest customers and shipments to existing customers, partially offset by lower sales from other existing customers. Revenue concentration from our largest private-label contract manufacturing customer as a percentage of our total net sales was 28% in fiscal 2026, and revenue concentration from our largest private-label contract manufacturing customer as a percentage of total net sales in fiscal 2025 was 33%.

Net sales from our patent and trademark licensing segment decreased 2% during fiscal 2026. The decrease in patent and trademark licensing revenue was primarily due to a decrease in beta-alanine-based material sales from existing customers, partially offset by increased orders of other raw material sales.

The change in gross profit margin for the year ended June 30, 2026, was as follows:

Percentage
Change
Contract manufacturing (1)	(0.1)
Patent and trademark licensing (2)	(0.8)
Total change in gross profit margin	(0.9)

1

Private-label contract manufacturing gross profit margin contribution decreased 0.1 percentage points in fiscal 2026 as compared to fiscal 2025. The decrease in gross profit as a percentage of net sales for private-label contract manufacturing is primarily related to an unfavorable shift in product sales mix, increased manufacturing costs and a reserve allowance placed on the remaining Employee Retention Tax Credit receivable balance of $0.8 million charged to cost of goods sold, net of associated fees and taxes, partially offset by an increase in sales volume which decreased our capacity underutilization, along with favorable foreign currency exchange rate fluctuations.

2

During fiscal 2026, patent and trademark licensing gross profit margin contribution decreased 0.8 percentage points as compared to fiscal 2025. The decrease in gross profit margin during the year ended June 30, 2026 is primarily due to decreased patent and trademark licensing net sales as a percentage of total consolidated net sales, as patent and trademark licensing historically provides higher profit margins than our private-label contract manufacturing business.

Selling, general and administrative expenses, excluding impairment loss and litigation settlement expenses, increased $0.7 million, or 5% to $17.3 million in fiscal 2026 as compared to $16.5 million in fiscal 2025. This increase is primarily due to a $0.4 million net expense to establish a reserve allowance on the remaining Employee Retention Tax Credit receivable balance offset by the reversal of associated fees and taxes. Other increases include advertising expense to promote our CarnoSyn® 4X and TriBsyn® product offerings and an increase in compensation expense related to increased headcount required to support the growth in sales.

During fiscal 2026 in our Private-label contract manufacturing segment, we observed a decline in the fair value of our manufacturing facility we own in Carlsbad, California compared to its carrying value, negative cash flow results from operating activities in fiscal years 2026 and 2024, an adverse change in the business climate as a result of one of our largest customer's downward revisions of forecasted orders, and expected negative cash flow results for fiscal year 2027. These factors indicated the carrying value of certain long-lived assets might not be fully recoverable. Consequently, we performed an evaluation of the recoverability of this asset group. Based on this evaluation, we determined the carrying amount of our manufacturing facility in Carlsbad, California exceeded the projected undiscounted future cash flows from that facility. Accordingly, we determined an impairment loss due to the carrying value of this asset group as of June 30, 2026 being in excess of the sum of expected cash flows over the forecasted useful life of the facility subject to fair value limitations. As a result, we recognized a non-cash impairment charge of $10.4 million presented as a separate line item, Impairment loss, on the consolidated statements of operations and comprehensive loss to write down property and equipment, to reflect the lower of their estimated fair values or carrying amounts as of June 30, 2026. This charge significantly increased our operating loss for fiscal year 2026 but had no immediate impact on our cash position or liquidity. For estimates of fair values, we relied on significant unobservable inputs categorized as Level 3 within the fair value hierarchy such as third-party real estate experts for building and land fair values as of June 5, 2026, and a third-party appraiser's report for Machinery and Equipment as of January 28, 2026, which we received as part of our debt refinancing in May 2026 and do not represent fair values as of June 30, 2026. It is possible the assumptions and underlying estimates used to determine the fair value of this asset group will change in the future, and such changes could result in a material difference from the impairment loss recognized in these financial statements.

Fiscal 2025 results of operations also included a $1.4 million expense associated with an accrued litigation settlement and related legal costs associated with a PAGA claim of which an additional $44,000 of related legal fees was incurred during fiscal 2026.

Other expense, net, decreased $0.6 million during fiscal 2026 as compared to fiscal 2025. The decrease is primarily due to favorable foreign currency exchange rates, partially offset by an increase in interest expense related to increased interest rates and usage of our credit facility under the terms of our domestic credit agreement.

We recorded an income tax provision of $0.4 million during fiscal 2026 as compared to $2.8 million in fiscal 2025. The decrease in our income tax provision is primarily driven by a $4.8 million valuation allowance that was recognized in fiscal 2025 against our net domestic deferred income tax asset, as well as continuation of a full valuation allowance on our domestic deferred income tax asset throughout fiscal 2026.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows provided by operating activities and the availability of borrowings under our credit facilities. Net cash used in operating activities was $8.9 million in fiscal 2026 compared to net cash provided by operating activities of $5.9 million in fiscal 2025.

For the year ended June 30, 2026, changes in accounts receivable used $6.0 million in cash compared to providing $2.2 million in fiscal 2025. The change in cash used in accounts receivable during fiscal 2026 primarily resulted from the timing of sales and the related collections. Days sales outstanding increased to 45 days during fiscal 2026 compared to 44 days during fiscal 2025.

Inventory used $5.9 million in cash during fiscal 2026 compared to $0.6 million in fiscal 2025. The change in cash activity from inventory was primarily related to the difference in the amount and timing of orders and anticipated sales in fiscal year 2026 as compared to fiscal year 2025. Changes in accounts payable and accrued liabilities provided $4.1 million in cash during fiscal 2026 compared to providing $2.9 million during fiscal 2025. The change in cash flow activity related to accounts payable and accrued liabilities is primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in fiscal 2026 was $3.7 million compared to $3.6 million in fiscal 2025. The primary reason for this change is due to increased capital expenditures. Capital expenditures in fiscal 2026 and in fiscal 2025 included costs incurred to install solar energy generation equipment on our manufacturing facilities as well as normal expenditures to support equipment and activities in our facilities in California and Switzerland.

Cash provided by financing activities in fiscal 2026 was $7.8 million, compared to $2.0 million used in fiscal 2025. The change in financing activities includes borrowings of $66.7 million on our short-term line of credit in fiscal 2026 compared to borrowings of $31.0 million in fiscal 2025. The change in financing activities also includes borrowings of $11.0 million on our long-term debt in fiscal 2026 compared to no additional borrowings in fiscal 2025. Offsetting these borrowings are repayments of $60.9 million on our short-term line of credit in fiscal 2026 compared to repayments of $32.5 million in fiscal 2025. The change in financing activities also includes repayments of $9.0 million as part of refinancing our real estate loan in fiscal 2026 compared to repayments of $0.3 million in fiscal 2025.

On May 18, 2026, we entered into a new credit facility with Legacy Corporate Lending, LLC (“Legacy”). This new credit facility includes a new term loan for $11.0 million and a working capital line of credit with a maximum borrowing capacity of $20.0 million subject to a borrowing-base calculation. On June 17, 2026, our subsidiary NAIE entered into a new credit line with UBS Switzerland AG (“UBS”) with maximum borrowing capacity of CHF 2.0 million. Please see Note F in Item 8 of this report for terms of our two new credit facilities.

As of June 30, 2026, we had $17.7 million available of the maximum borrowing capacity under the terms of our Legacy credit line of which we had outstanding borrowings of $7.7 million. We also owed $10.9 million on the new term loan secured by our Carlsbad, California powder processing and storage facility. As of June 30, 2025, we had $9.9 million available of the maximum borrowing capacity on our previous credit facility of which we had outstanding borrowings of $1.9 million. We also owed $8.9 million on the previous term loan.

As of June 30, 2026, NAIE had no outstanding borrowings and was in compliance with the debt covenants of its UBS credit facility.

Going Concern

Management evaluated whether conditions and events, considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date our financial statements are issued.

As of June 30, 2026, we had $7.5 million in cash, cash equivalents and restricted cash of which $6.3 million was held by NAIE. On October 15, 2025, NAIE paid a dividend of $3.1 million to NAI which was subject to a 5% Swiss withholding tax.

On May 18, 2026, we entered into a new domestic credit facility with Legacy. The new credit facility includes a fixed charge coverage ratio covenant requirement as defined in the Loan and Security Agreement that is based on only domestic operations and will first be measured for the nine months ending September 30, 2026. We anticipate we will not be able to comply with the covenant required under the Loan and Security Agreement as of September 30, 2026 due to one of our largest private-label contract manufacturing customer's material downward revisions to their forecast of projected orders and purchases from us during our fiscal year 2027. We have informed Legacy of our pending non-compliance with the fixed charge coverage ratio, and there is no assurance that a waiver, amendment, or remedy will be available or what the difference in amount, cost or other factors may be.

Management identified the following conditions that raised substantial doubt about the Company’s ability to continue as a going concern:

•	Continued net losses and negative operating cash flows;
•	A forecasted inability to meet the financial covenant requirements of Legacy for the nine months ending September 30, 2026; and
•

Our inability to satisfy amounts owed under the current credit facility and term loan with cash currently available in the event Legacy elects to exercise its rights under the credit facility in the event of non-compliance regarding default actions against the Company.

To address these conditions, management has implemented the following actions:

•	We currently have our corporate headquarters classified as held for sale of which we expect to generate net positive cash flow from a future sale;
•	Management continues to focus on growing sales through the expansion of existing customer relationships and new customer relationships;
•	Management is evaluating cost containment and reduction opportunities in an effort to improve financial results while also improving working capital usage;
•

After careful consideration of the Company's current financial position and strategic objectives, management has determined the sale of our Carlsbad, California manufacturing facility is in the best interests of the Company and its stockholders. The Board of Directors has concluded that divesting this real property asset will provide the Company with additional liquidity needed to manage cash flows and reduce the overall debt load while improving capacity utilization. In light of the Company's recent operating challenges, management believes unlocking the capital currently held in this facility will allow the Company to extinguish the outstanding term-note on this property, reduce persistent excess capacity in our contract manufacturing segment, and better size the Company for sustainable growth. Management believes production can be effectively consolidated into our Vista, California manufacturing facility with no disruptions to production of customers' products; and

•

Initiated a comprehensive review process to explore strategic alternatives focused on maximizing shareholder value including evaluating a full range of strategic growth paths, potential mergers, acquisitions, joint ventures, or a strategic sale of the Company.

Management has prepared cash flow projections incorporating these plans, as well as projected sales growth reflecting our best estimates of future operating performance and liquidity needs. Management believes these plans will allow the Company to mitigate the current conditions that have raised substantial doubt about the Company’s ability to continue as a going concern. While management plans to take the actions noted above, there can be no assurance we will be successful in our efforts to obtain a waiver, amendment, or obtain alternative financing or avoid future issues maintaining compliance with financial covenants.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons, in each case that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Inflation

During fiscal 2026, we experienced continued price increases for product raw material, and other increased operational costs related to inflationary pressure to a higher degree than in fiscal 2025. We currently believe increasing raw material and product cost pricing pressures will continue throughout fiscal 2027 as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, interest rates, tariffs, and global fuel and energy costs. We anticipate current inflation rates will have a negative impact on our fiscal 2027 operations, and we are monitoring the drivers and working with suppliers and customers to mitigate the impact on our results.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Natural Alternatives International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Alternatives International, Inc. (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026 and 2025, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has experienced continued net losses and negative operating cash flow, a forecasted inability to meet financial covenant requirements in its credit facility agreement, and insufficient cash resources to satisfy the liabilities under the credit facility agreement should such be deemed in default and the lender exercises its rights under the agreement.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note A to the consolidated financial statements.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets

Critical Audit Matter Description

As described in Note A to the consolidated financial statements, during the year ended June 30, 2026, the Company recorded an impairment charge of $10.4 million related to the long-lived assets of its Carlsbad, CA manufacturing facility. Management compared the undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount and, because those cash flows did not exceed the carrying amount, measured the impairment loss as the excess of the carrying amount over the fair value of the asset group. Measuring the impairment loss required management to estimate the fair value of the land and building and the machinery and equipment, which are measurements developed using significant unobservable inputs, including the determination of the highest and best use of the assets from the perspective of a market participant.

The principal considerations for our determination that this is a critical audit matter are the significant judgments made by management in developing the fair value estimates of the asset group and of the individual long-lived assets within that group, including the determination of highest and best use and the selection of the value indications considered representative of fair value.

How the Critical Audit Matter was Addressed in the Audit

Auditing management’s estimates of the fair value of the asset group and of the individual long-lived assets within that group was challenging and judgmental because the estimates involve significant measurement uncertainty regarding the highest and best use of a specialized manufacturing facility as determined by a market participant, the value indications selected as representative of fair value, and the assumptions underlying the projected cash flows of the asset group. A high degree of auditor judgment, subjectivity and effort was required in performing procedures and evaluating evidence related to management's assumptions in these areas. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

■

We obtained an understanding of the Company’s process for identifying indicators of impairment and for determining the composition of its asset groups; we evaluated management's accounting policies and practices with respect to the impairment of long-lived assets for compliance with accounting principles generally accepted in the United States of America; and we evaluated whether the assets and liabilities included in the asset group represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

■

We evaluated the projected undiscounted cash flows used in the recoverability test, including assessing the completeness of those cash flows relative to the composition of the asset group, comparing revenue growth, operating cost, capital expenditure and terminal assumptions to historical operating results, the Company’s approved operating budget, and other internal and external information, and evaluating whether such assumptions were applied consistently across the Company’s asset groups. We recomputed the comparison of the projected undiscounted cash flows to the carrying amount of the asset group.

■

Through inquiries with management and examination of Company-prepared analyses, we obtained an understanding of management’s determination of the highest and best use of the assets and of the significant assumptions supporting the fair value estimates. We evaluated that determination against the requirements of accounting principles generally accepted in the United States of America, including whether the valuation premise and related assumptions were applied consistently to all of the assets of the group and were consistent

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

with the assumptions underlying management's projected cash flows. We evaluated whether the valuation techniques applied were appropriate in the circumstances and consistent with that use.

■

We obtained the third-party evidence underlying the value indications used by management and evaluated its relevance and reliability, including the source of the information, the basis and date on which it was prepared, and whether it was developed on a basis consistent with the fair value measurement objective.

■

Using the third-party evidence obtained by management together with market data for comparable properties that we obtained from independent sources, we evaluated whether management’s fair value conclusions fell within a range of reasonable outcomes.

■	We tested the allocation of the impairment loss to the long-lived assets of the asset group, including the limitation of the loss allocated to any individual asset to that asset's fair value.

■	We evaluated information subsequent to the balance sheet date to determine whether there was any new information that would require adjustment to the previously estimated amounts.

■	We evaluated the classification of the impairment loss and related financial statement disclosures to ensure compliance with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2014.

Irvine, California

September 28, 2026

Natural Alternatives International, Inc.

Consolidated Balance Sheets

As of June 30

(Dollars in thousands, except share and per share data)

	2026	2025
Assets
Current assets:
Cash and cash equivalents	$7,388	$12,325
Restricted cash	86	—
Accounts receivable – less allowance for credit losses of $1 at June 30, 2026 and $0 at June 30, 2025	20,650	14,644
Inventories, net	30,753	24,871
Forward contracts	—	368
Assets held for sale	3,977	—
Prepaids and other current assets	2,580	7,068
Total current assets	65,434	59,276
Property and equipment, net	35,605	50,890
Operating lease right-of-use assets	24,062	41,054
Other noncurrent assets, net	1,345	719
Total assets	$126,446	$151,939
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,146	$15,352
Accrued liabilities	4,601	3,516
Accrued compensation and employee benefits	2,447	2,173
Customer deposits	1,320	1,364
Short-term liability – operating leases	2,721	2,227
Forward contracts	—	1,967
Mortgage note payable, current portion	733	305
Line of credit – current	7,749	1,900
Total current liabilities	37,717	28,804

Long-term liability – operating leases	28,564	45,970
Long-term pension liability	—	111
Mortgage note payable, net of current portion	10,206	8,628
Total liabilities	76,487	83,513
Commitments and contingencies (Notes D, F, H, J and M)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at June 30, 2026 and June 30, 2025, issued and outstanding (net of treasury shares) 6,266,542 at June 30, 2026 and 6,178,213 at June 30, 2025	94	93
Additional paid-in capital	34,213	33,611
Retained earnings	38,696	59,391
Treasury stock, at cost, 3,385,364 shares at June 30, 2026 and 3,326,693 at June 30, 2025	(23,343)	(23,254)
Accumulated other comprehensive income (loss)	299	(1,415)
Total stockholders’ equity	49,959	68,426
Total liabilities and stockholders’ equity	$126,446	$151,939

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

Natural Alternatives International, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended June 30

(Dollars in thousands, except share and per share data)

	2026	2025
Net sales	$142,515	$129,860
Cost of goods sold	133,518	120,571
Gross profit	8,997	9,289
Other selling, general and administrative expenses	17,296	16,549
Impairment loss (Note A)	10,409	—
Settlement of legal proceeding and associated expense	44	1,400
Loss from operations	(18,752)	(8,660)
Other income (expense):
Interest income	50	168
Interest expense	(1,186)	(915)
Foreign exchange loss	(316)	(1,340)
Other, net	(61)	7
Total other expense	(1,513)	(2,080)
Loss before income taxes	(20,265)	(10,740)
Provision for income taxes	430	2,835
Net loss	$(20,695)	$(13,575)
Change in minimum pension liability, net of tax	$149	$50
Unrealized gain (loss) resulting from change in fair value of derivative instruments, net of tax	1,565	(1,443)
Comprehensive loss	$(18,981)	$(14,968)
Net loss per common share:
Basic	$(3.43)	$(2.28)
Diluted	$(3.43)	$(2.28)
Weighted average common shares outstanding:
Basic	6,027,816	5,946,520
Diluted	6,027,816	5,946,520

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

Natural Alternatives International, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended June 30

(Dollars in thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2024	9,480,906	$93	$32,634	$72,966	3,280,721	$(23,076)	$(22)	$82,595
Issuance of common stock for restricted stock grants	24,000	—	—	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	977	—	—	—	—	977
Repurchase of common stock	—	—	—	—	45,972	(178)	—	(178)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	50	50
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(1,443)	(1,443)
Net loss	—	—	—	(13,575)	—	—	—	(13,575)
Balance, June 30, 2025	9,504,906	$93	$33,611	$59,391	3,326,693	$(23,254)	$(1,415)	$68,426

Issuance of common stock for restricted stock grants	147,000	1	(1)	—	—	—	—	—
Compensation expense related to stock compensation plans	—	—	603	—	—	—	—	603
Repurchase of common stock	—	—	—	—	32,006	(88)	—	(88)
Forfeiture of restricted stock	—	—	—	—	26,665	(1)	—	(1)
Change in minimum pension liability, net of tax	—	—	—	—	—	—	149	149
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	1,565	1,565
Net loss	—	—	—	(20,695)	—	—	—	(20,695)
Balance, June 30, 2026	9,651,906	$94	$34,213	$38,696	3,385,364	$(23,343)	$299	$49,959

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

Natural Alternatives International, Inc.

Consolidated Statements of Cash Flows

For the Years Ended June 30

(in thousands)

	2026	2025
Cash flows from operating activities
Net loss	$(20,695)	$(13,575)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment loss	10,409	0
Settlement of legal proceeding and associated expense	44	1,400
Depreciation and amortization	4,709	4,560
Deferred income taxes	—	3,613
Non-cash lease expenses	5,175	7,254
Stock-based compensation	603	977
Pension expense, net of contributions	18	81
Loss on disposal of assets	6	49
Changes in operating assets and liabilities:
Accounts receivable	(6,006)	2,247
Inventories	(5,882)	(622)
Prepaids and other assets	3,711	2,223
Accounts payable and accrued liabilities	4,056	2,858
Operating lease liabilities	(5,095)	(4,235)
Forward contracts	(34)	176
Income taxes	(136)	(1,110)
Accrued compensation and employee benefits	201	36
Net cash (used in) provided by operating activities	(8,916)	5,932
Cash flows from investing activities
Purchases of property and equipment	(3,701)	(3,614)
Net cash used in investing activities	(3,701)	(3,614)
Cash flows from financing activities
Borrowings under line of credit	66,710	31,000
Repayments under line of credit	(60,861)	(32,500)
Borrowings under long-term debt	11,000	—
Repayments under long-term debt	(8,994)	(296)
Repurchase of common stock	(89)	(178)
Net cash provided by (used in) financing activities	7,766	(1,974)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,851)	344
Cash, cash equivalents and restricted cash at beginning of year	12,325	11,981
Cash, cash equivalents and restricted cash at end of year	$7,474	$12,325
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,082	$814
Income taxes	$435	$323
Non-cash purchases of property and equipment	$115	$—

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Summary of Significant Accounting Policies

Organization

We provide private-label contract manufacturing services to companies that market and distribute vitamins, minerals, herbs, and other nutritional supplements, as well as other health care products, to consumers both within and outside the U.S. We also seek to commercialize our patent and trademark estate related to the ingredient known as beta-alanine sold under our CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® trademarks through raw material and finished product sales and various license and similar arrangements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Natural Alternatives International, Inc. (NAI) and our wholly owned subsidiary, NAIE. All intercompany accounts and transactions have been eliminated. The functional currency of NAIE, our foreign subsidiary, is the U.S. Dollar. Certain accounts of NAIE have been translated at either current or historical exchange rates, as appropriate, with gains and losses included in the consolidated statements of operations and comprehensive loss.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted the new standard and the additional disclosure requirements in our annual financial statements for the year ended  June 30, 2026 with prospective application contained in Note G.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to introduce a practical expedient intended to simplify the estimation of expected credit losses on current accounts receivable and contract assets arising from revenue transactions under ASC 606. The practical expedient permits entities to assume that current conditions as of the reporting date remain unchanged for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The provisions under ASU 2025-05 should be applied on a prospective basis. We plan to adopt this pronouncement for the interim periods within our fiscal year beginning July 1, 2026, and we do not expect it to have a material effect on our consolidated financial statements and related disclosures.

In November of 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses presented in the consolidated statements of operations and comprehensive loss. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires prospective application to financial statements issued for reporting periods after the effective date of ASU 2024-03, and it allows for election to retrospectively adopt to any or all comparatively presented prior periods in the financial statements beginning before the effective date. This ASU will be adopted in our annual financial statements for the year ending June 30, 2028. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported results of operations.

Going Concern

Management evaluated whether conditions and events, considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date our financial statements are issued.

As of June 30, 2026, we had $7.5 million in cash, cash equivalents and restricted cash of which $6.3 million was held by NAIE. On October 15, 2025, NAIE paid a dividend of $3.1 million to NAI which was subject to a 5% Swiss withholding tax.

On  May 18, 2026, we entered into a new domestic credit facility with Legacy (Note F). The new credit facility includes a fixed charge coverage ratio covenant requirement as defined in the Loan and Security Agreement that is based on only domestic operations and will first be measured for the nine months ending  September 30, 2026. We anticipate we will not be able to comply with the covenant required under the Loan and Security Agreement as of September 30, 2026 due to one of our largest private-label contract manufacturing customer's material downward revisions to their forecast of projected orders and purchases from us during our fiscal year 2027 (Note O). We have informed Legacy of our pending non-compliance with the fixed charge coverage ratio, and there is no assurance that a waiver, amendment, or remedy will be available or what the difference in amount, cost or other factors  may be.

Management identified the following conditions that raised substantial doubt about the Company’s ability to continue as a going concern:

•	Continued net losses and negative operating cash flows;
•	A forecasted inability to meet the financial covenant requirements of Legacy for the nine months ending September 30, 2026; and
•

Our inability to satisfy amounts owed under the current credit facility and term loan with cash currently available in the event Legacy elects to exercise its rights under the credit facility in the event of non-compliance regarding default actions against the Company.

To address these conditions, management has implemented the following actions:

•	We currently have our corporate headquarters classified as held for sale of which we expect to generate net positive cash flow from a future sale;
•	Management continues to focus on growing sales through the expansion of existing customer relationships and new customer relationships;
•	Management is evaluating cost containment and reduction opportunities in an effort to improve financial results while also improving working capital usage;
•

After careful consideration of the Company's current financial position and strategic objectives, management has determined the sale of our Carlsbad, California manufacturing facility is in the best interests of the Company and its stockholders. The Board of Directors has concluded that divesting this real property asset will provide the Company with additional liquidity needed to manage cash flows and reduce the overall debt load while improving capacity utilization. In light of the Company's recent operating challenges, management believes unlocking the capital currently held in this facility will allow the Company to extinguish the outstanding term-note on this property, reduce persistent excess capacity in our contract manufacturing segment, and better size the Company for sustainable growth. Management believes production can be effectively consolidated into our Vista, California manufacturing facility with no disruptions to production of customers' products; and

•

Initiated a comprehensive review process to explore strategic alternatives focused on maximizing shareholder value including evaluating a full range of strategic growth paths, potential mergers, acquisitions, joint ventures, or a strategic sale of the Company.

Management has prepared cash flow projections incorporating these plans, as well as projected sales growth reflecting our best estimates of future operating performance and liquidity needs. Management believes these plans will allow the Company to mitigate the current conditions that have raised substantial doubt about the Company’s ability to continue as a going concern. While management plans to take the actions noted above, there can be no assurance we will be successful in our efforts to obtain a waiver, amendment, or obtain alternative financing or avoid future issues maintaining compliance with financial covenants.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Amounts classified as restricted cash are for a lockbox arrangement with our lender.

The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statement of cash flows that equals the total of the same amounts shown in the consolidated balance sheets:

	2026	2025
Supplemental disclosures of cash flow information
Cash and cash equivalents	$7,388	$12,325
Restricted cash (1)	86	—
Cash, cash equivalents and restricted cash	$7,474	$12,325

(1) Restricted cash is comprised of payment receipts from our customers used to reduce borrowing on the outstanding balance of our line of credit.

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

The fair value hierarchy is broken down into three levels based on the source of inputs. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify cash, cash equivalents, restricted cash, and marketable securities balances as Level 1 assets. The approximate fair value of cash, cash equivalents, restricted cash, accounts receivable, accounts payable and short-term borrowings is equal to book value due to the short-term nature of these items. Fair values determined by Level 2 inputs are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable or can be corroborated, either directly or indirectly by observable market data. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As part of the refinancing of our previous credit facility, Wells Fargo required us to extinguish and settle all our remaining outstanding foreign currency hedge contracts. As a result, we did not hold any foreign currency hedge contracts as of  June 30, 2026.

Except for cash, cash equivalents and restricted cash, as of June 30, 2026 and June 30, 2025, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair values were determined by obtaining pricing from Wells Fargo.

We measure assets held for sale, property and equipment, net, and operating lease right-of-use assets at fair value on a nonrecurring basis and recognize them at the lower of fair value or their carrying amount when they are deemed to be impaired. As of  June 30, 2026, we recognized a non-cash impairment charge of $10.4 million presented as a separate line item, Impairment loss, on the consolidated statements of operations and comprehensive loss to write down property and equipment, net to reflect the lower of their estimated fair values or carrying amount as of June 30, 2026. Our estimates of fair value measurements used to calculate the impairment loss were classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs and management's own assumptions regarding future cash flows.

As of  June 30, 2026, we had no derivative instruments classified as Level 2 assets and liabilities.

Fair value of derivative instruments classified as Level 2 assets and liabilities consisted of the following as of  June 30, 2025 (in thousands):

June 30,
2025
Swiss Franc Forward Contract – Current Assets	368
Total Derivative Contracts – Current Assets	368

Euro Forward Contract–Current Liabilities	(1,704)
Swiss Franc Forward Contract – Current Liabilities	(263)
Total Derivative Contracts – Current Liabilities	(1,967)

Fair Value Net Asset – all Derivative Contracts	$(1,599)

We also classify any outstanding line of credit and term loan balance as a Level 2 liability, as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of June 30, 2026, we had $7.7 million outstanding on our line of credit and of $10.9 million outstanding on our term loan. As of June 30, 2025, we had $1.9 million outstanding on our line of credit and $8.9 million outstanding on our term loan. As of June 30, 2026 and June 30, 2025, we did not have any financial assets or liabilities classified as Level 3. We did not transfer any assets or liabilities between these levels during fiscal 2026 or fiscal 2025.

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

Impairment Loss

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

During fiscal 2026 in our Private-label contract manufacturing segment, we observed a decline in the fair value of our manufacturing facility we own in Carlsbad, California compared to its carrying value, negative cash flow results from operating activities in fiscal years 2026 and 2024, an adverse change in the business climate as a result of one of our largest customer's downward revisions of forecasted orders, and expected negative cash flow results for fiscal year 2027. These factors indicated the carrying value of certain long-lived assets might not be fully recoverable. Consequently, we performed an evaluation of the recoverability of this asset group. Based on this evaluation, we determined the carrying amount of our manufacturing facility in Carlsbad, California exceeded the projected undiscounted future cash flows from that facility. Accordingly, we determined an impairment loss due to the carrying value of this asset group as of  June 30, 2026 being in excess of the sum of expected cash flows over the forecasted useful life of the facility subject to fair value limitations. As a result, we recognized a non-cash impairment charge of $10.4 million presented as a separate line item, Impairment loss, on the consolidated statements of operations and comprehensive loss to write down property and equipment, to reflect the lower of their estimated fair values or carrying amounts as of June 30, 2026. This charge significantly increased our operating loss for fiscal year 2026 but had no immediate impact on our cash position or liquidity. For estimates of fair values, we relied on significant unobservable inputs categorized as Level 3 within the fair value hierarchy such as third-party real estate experts for building and land fair values as of June 5, 2026, and a third-party appraiser's report for Machinery and Equipment as of January 28, 2026, which we received as part of our debt refinancing in May 2026 and do not represent fair values as of June 30, 2026. It is possible the assumptions and underlying estimates used to determine the fair value of this asset group will change in the future, and such changes could result in a material difference from the impairment loss recognized in these financial statements.

During fiscal 2025, we recognized no impairment losses.

Assets Held for Sale

During the fourth quarter of fiscal year 2026 after careful consideration of our financial position and strategic objectives, management determined the sale of the Company's corporate headquarters building was in the best interests of the Company and its stockholders. The Board of Directors concluded that divesting this real property asset would provide us with enhanced financial flexibility and additional liquidity needed to pursue business opportunities. By the end of the fourth quarter of fiscal year 2026, we had met all of the criteria required for treatment of the building, land and other fixed assets as assets held for sale. The assets held for sale are located in Carlsbad, California and are reported at their combined carrying value of $4.0 million as of  June 30, 2026. We estimate the sale of these assets to occur during our fiscal year 2027. No impairment loss was recognized upon classification to assets held for sale.

Derivative Financial Instruments

We may use derivative financial instruments in the management of our foreign currency exchange risk inherent in our forecasted sales denominated in Euros and Swiss Francs, our long-term lease liability denominated in Swiss Francs and our exposure to interest rate fluctuations related to our term-note.

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

We recognize any unrealized gains and losses associated with derivative instruments accounted for as cash flow hedges in income in the period in which the underlying hedged transaction is realized. To the extent the derivative instrument is deemed ineffective we would recognize the resulting gain or loss in income at that time. As of June 30, 2026, we held no derivative contracts designated as cash flow hedges as all contracts were settled on May 11, 2026 resulting in a net settlement loss of $0.2 million when our hedging credit line with Well Fargo was terminated. We are exploring opportunities with other lenders to establish a new foreign currency hedging credit line.

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

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling one or more performance obligations. We identify purchase orders from customers as contracts. The amount of consideration expected to be received and revenue recognized includes estimates of variable consideration, including estimates for early payment discounts, volume rebates, and contractual discounts. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. We review and update these estimates at the end of each reporting period, and the impact of any adjustment is recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider both the customer's ability and intent to pay the amount of consideration when it is due. Payments of invoices are due as specified in the underlying customer agreement, which typically range from 30 to 60 days from the invoice date. Invoices are generally issued on the date of transfer of control of the products ordered to the customer.

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

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2025	Additions	Revenue Recognized	Customer Refunds	June 30, 2026
Contract Liabilities (Customer Deposits)	$1,364	$4,079	$(4,121)	$(2)	$1,320

	June 30, 2024	Additions	Revenue Recognized	Customer Refunds	June 30, 2025
Contract Liabilities (Customer Deposits)	$302	$4,371	$(3,309)	$—	$1,364

Except for product defects, no right of return exists on the sale of our products, or those we manufacture for our customers. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of June 30, 2026, we have $0 in our returns reserve.

We currently own and previously owned certain U.S. patents and patent pending applications, and each patent’s corresponding foreign patent applications. All of these patents, pending patents, and patent rights, relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® trademarks. We recorded beta-alanine raw material sales and royalty and licensing income as a component of revenue in the amount of $7.9 million during fiscal 2026 and $8.1 million during fiscal 2025. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired its patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of $0.2 million during fiscal 2026 and $0.3 million during fiscal 2025. In July 2026, our patents related to instant release beta-alanine expired and the royalty expense agreement terminated.

Cost of Goods Sold

Cost of goods sold includes raw material, labor, manufacturing overhead, royalty expense, shipping, and customer related research and development costs.

Shipping and Handling Costs

We include fees earned on the shipment of products to customers in sales and include costs incurred on the shipment of product to customers in costs of goods sold.

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

Research and development costs are expensed when incurred. Our research and development expenses were $2.3 million for fiscal 2026 and $1.8 million for fiscal 2025. These costs are included in selling, general and administrative expenses and cost of goods sold.

Advertising Costs

We expense the production costs of advertising the first time the advertising takes place. We incurred and expensed advertising costs in the amount of $0.6 million during the fiscal year ended June 30, 2026 and $0.4 million during fiscal 2025. These costs are included in selling, general and administrative expenses.

Income Taxes

To determine our annual provision for income taxes, we use an estimated annual effective tax rate that is based on annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions to which we are subject. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized based on whether future taxable income will be generated during the periods in which those temporary differences become deductible. During the year ended June 30, 2026, we recorded a valuation allowance against deferred income tax assets of $5.6 million, representing the amount of our deferred income tax assets in excess of our deferred income tax liabilities. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we have realized related to our US-based operations in recent years, that realization of the net deferred income tax asset was more likely than not. The valuation allowance recorded during fiscal 2026 primarily related to fiscal 2026 and changes in other deferred tax items recognized during fiscal 2026. As a result of the recognition of these valuation adjustments, we have a $10.4 million net deferred tax asset offset by a valuation allowance of $10.4 million resulting in a net deferred tax asset of $0 as of June 30, 2026. This valuation allowance did not have any effect on the tax expense and related liability recorded for operating income recognized by NAIE during the year ended June 30, 2026.

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

We account for uncertain tax positions using the more-likely-than-not recognition threshold. It is our policy to establish reserves based on management’s assessment of exposure for certain positions taken in previously filed tax returns that may become payable upon audit by tax authorities. Our tax reserves are analyzed quarterly, and adjustments are made as events occur that we believe warrant adjustments to the reserves. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2026 and June 30, 2025, we did not record any tax liabilities for uncertain tax positions.

Stock-Based Compensation

Our current omnibus equity incentive plan that became effective January 1, 2021 (the “2020 Plan”), was approved by our stockholders at the Annual Meeting of Stockholders on December 4, 2020. Under the 2020 Plan, we may grant nonqualified and incentive stock options, restricted stock grants, restricted stock units, stock appreciation rights, and other stock-based awards to employees, non-employee directors and consultants.

When we issue stock options or have any outstanding, we estimate the fair value of stock option awards at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the use of highly subjective assumptions. Black-Scholes uses assumptions related to volatility, the risk-free interest rate, the dividend yield (which we assume to be zero, as we have not paid any cash dividends) and employee exercise behavior. Expected volatilities used in the model are based on the historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect in the period of grant. The expected life of stock option grants is derived from historical experience. The fair value of restricted stock shares granted is based on the market price of our common stock on the date of grant. We amortize the estimated fair value of our stock awards to expense over the related vesting periods.

We recognize forfeiture of stock-based compensation as they occur.

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

	For the Years Ended June 30,
	2026	2025
Numerator
Net loss	$(20,695)	$(13,575)
Denominator
Basic weighted average common shares outstanding	6,028	5,947
Dilutive effect of stock options and restricted stock shares	—	—
Diluted weighted average common shares outstanding	6,028	5,947
Basic net loss per common share	$(3.43)	$(2.28)
Diluted net loss per common share	$(3.43)	$(2.28)

We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive. During the year ended June 30, 2026, we excluded 158,538 shares of unvested restricted stock. For the year ended  June 30, 2025, we excluded restricted stock totaling 222,551, as their impact would have been anti-dilutive.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. We place our cash, cash equivalents and restricted cash with highly rated financial institutions. Credit risk with respect to receivables is primarily concentrated with our two largest customers whose receivable balances collectively represented 59.4% of gross accounts receivable at June 30, 2026 and with our three largest customers whose receivable balances collectively represented 67.8% at June 30, 2025.

Additionally, amounts due related to our beta-alanine raw material sales were 9.2% of gross accounts receivable at June 30, 2026 and 6.8% of gross accounts receivable at June 30, 2025. Concentrations of credit risk related to the remaining accounts receivable balances are limited due to the number of customers comprising our remaining customer base.

B. Inventories

Inventories, net, consisted of the following at June 30 (in thousands):

	2026	2025
Raw materials	$21,508	$17,632
Work in progress	6,087	3,943
Finished goods	3,516	4,054
Reserves	(358)	(758)
	$30,753	$24,871

C. Property and Equipment

Property and equipment consisted of the following at June 30 (dollars in thousands):

	Depreciable
	Life
	In Years	2026	2025
Land	NA	$5,132	$8,940
Building and building improvements	7 – 39	14,606	24,650
Machinery and equipment	3 – 12	41,146	41,311
Office equipment and furniture	3 – 5	6,432	6,936
Vehicles	3	237	237
Leasehold improvements	1 – 20	26,282	24,788
Total property and equipment		93,835	106,862
Less: accumulated depreciation and amortization		(58,230)	(55,972)
Property and equipment, net		$35,605	$50,890

During fiscal year 2026, we disposed of machinery and equipment primarily due to obsolescence with total original value of $804,000 and related accumulated depreciation of $798,000 resulting in a loss on disposal of assets of $6,000.

During fiscal year 2025, we disposed of machinery and equipment primarily due to obsolescence with total original value of $3.945 million and related accumulated depreciation of $3.896 million resulting in a loss on disposal of assets of $49,000.

Depreciation and amortization expense was approximately $4.7 million in fiscal 2026 and $4.6 million in fiscal 2025.

As of June 30, 2026, we had met all of the criteria required for treatment of the Company's corporate headquarters building, land and other fixed assets located in Carlsbad, California as assets held for sale. The assets held for sale are reported at their combined carrying value of $4.0 million as of  June 30, 2026. We estimate the sale of these assets to occur during our fiscal year 2027. No impairment loss was recognized upon classification to assets held for sale.

D. Leases

We currently lease our Vista, California and Manno, Switzerland product manufacturing and support facilities. At the inception of a contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period of the contract, and (3) whether we have the right to direct the use of the asset during such time period. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

On July 18, 2023, we entered into a Fourth Amendment to the Lease of our Vista, California manufacturing facility. The Fourth Amendment extended the term of the Lease by an additional ten years and five months commencing April 1, 2024. The amended lease covering two buildings and approximately 162,000 square feet resulted in an increase in base rent to $1.50 per square foot, after five free months of base rent beginning at the commencement of the extended term. NAI constructed substantial improvements to the facilities including but not limited to installation of an approximately $2.4 million solar electrical generating system on both buildings, and other substantial improvements. Pursuant to the Fourth Amendment, the Landlord has reimbursed NAI $1.1 million for these tenant improvements to the buildings. Our lease liability and right of use asset were both increased by approximately $25.9 million as a result of this lease extension effective on the date that the Fourth Amendment was executed. We reevaluated our leased property in Vista as of June 30, 2026 and determined that it was in our best interest not to exercise an extension option that was previously recorded at the time of the Fourth Amendment to the Lease. As a result, our lease liability and right-of-use asset as of  June 30, 2026 both decreased by $14.1 million due to this remeasurement.

On June 9, 2026, NAIE provided notice of termination related to our warehouse leased in Manno, Switzerland. The notice of termination reduced the lease term by one year and six months, thus ending on December 31, 2026. NAIE's lease liability and right-of-use asset as of  June 30, 2026 both decreased by approximately $0.3 million as a result of their notification and termination of the lease agreement.

On  January 22, 2024, NAIE entered into a lease for an apartment in Lugano, Switzerland with an original lease term of 27 months beginning April 1, 2024 and ending on June 30, 2026. On  June 2, 2026, NAIE extended the lease term six months through  December 31, 2026. NAIE's lease liability and right of use asset as of  June 30, 2026 both increased by approximately $27,000 as a result of the lease extension.

Leases are classified as either finance leases or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset, or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of June 30, 2026, the weighted average remaining lease term for our operating leases was 7.4 years. The weighted average discount rate for our operating leases was 7.31%. As of June 30, 2025, the weighted average remaining lease term for our operating leases was 8.6 years and the weighted average discount rate was 5.94%. The lease discount rate is determined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset, lease liability, and the short-term lease cost for the years ended June 30, 2026 and 2025 was not material.

Other information related to leases was as follows (in thousands) for the year ended June 30,

Supplemental Cash Flows Information	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$5,036	$4,302
Net decrease in operating lease liabilities and right-of-use assets due to lease remeasurements	(14,413)	-

E. Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI” and “OCL”) consisted of the following at June 30 (dollars in thousands):

	Year Ended June 30, 2026
		Unrealized
		Gains
		(Losses)
	Defined	on
	Benefit	Cash Flow
	Pension Plan	Hedges	Total

Balance as of June 30, 2025	$(228)	$(1,187)	$(1,415)

OCI before reclassifications	129	423	552
Amounts reclassified from OCI	20	1,142	1,162

Net current period OCI	149	1,565	1,714
Balance as of June 30, 2026	$(79)	$378	$299

	Year Ended June 30, 2025
		Unrealized	Unrealized
		(Losses)	Gains
		Gains	(Losses)
	Defined	on	on
	Benefit	Cash Flow	Swap
	Pension Plan	Hedges	Derivative	Total

Balance as of June 30, 2024	$(278)	$172	$84	$(22)

OCL before reclassifications	(21)	(1,983)	(111)	(2,115)
Amounts reclassified from OCI	86	192	—	278

Tax effect of OCI activity	(15)	432	27	444
Net current period OCI (OCL)	50	(1,359)	(84)	(1,393)
Balance as of June 30, 2025	$(228)	$(1,187)	$—	$(1,415)

F. Debt

On  May 18, 2026, we entered into a new domestic credit facility with Legacy Corporate Lending, LLC (“Legacy”). This new credit facility includes a new real estate term loan for $11.0 million and a working capital line of credit with a maximum borrowing capacity of $20.0 million subject to a borrowing-base calculation. The new credit facility is secured by all the assets of the Company, excluding NAIE's assets, and may be prepaid at any time. The new line of credit bears interest at a rate of 4.5% above the Term Secured Overnight Financing Rate (“Term SOFR”), while the real estate term loan was amortized over 15 years and initially bore interest at a fixed rate of 14.0% until such time as Legacy completed an appraisal and any necessary other documentation after which the interest rate reverted to 5.0% above Term SOFR. Effective  July 14, 2026, NAI successfully completed the required appraisal and documentation thereby reducing the interest rate to 5% above Term SOFR. The credit facility also includes a 0.50% unused commitment fee and a one-time closing fee of 1.0% of the total committed credit amount. The term of this new credit facility is three years maturing on May 18, 2029. This credit facility contains covenants which restrict our ability to declare dividends to our shareholders and repurchase our common stock under the stock repurchase plan. The credit facility includes a fixed charge coverage ratio covenant requirement as defined in the Loan and Security Agreement that is based on only domestic operations and will first be measured for the nine months ending  September 30, 2026. We anticipate we will not be able to comply with the covenant required under the Loan and Security Agreement as of September 30, 2026 due to one of our largest customer's material downward revisions to their forecast of projected orders and purchases from us during our fiscal year 2027 (Note O). We have informed Legacy of our pending non-compliance with the fixed charge coverage ratio, and there is no assurance that a waiver, amendment, or remedy will be available or what the difference in amount, cost or other factors  may be.

On May 18, 2026, the new credit facility was used to extinguish all our prior indebtedness with Wells Fargo Bank and to repay $10.0 million on our prior line of credit and $8.7 million on our prior term loan thus releasing all our assets formally securing these debts.

As of June 30, 2026, we had $17.7 million available of the maximum borrowing capacity under the terms of our new credit line, of which we had outstanding borrowings of $7.7 million. We also owed $10.9 million on the new real estate term loan. As of  June 30, 2025, we had $9.9 million available of the maximum borrowing capacity on our previous credit facility of which we had outstanding borrowings of $1.9 million. We also owed $8.9 million on the previous term loan. The future debt payments under the new term Note as of June 30, 2026 are as follows (in thousands):

	2027	2028	2029	Thereafter	Total
Future Debt Payments	$733	$733	$9,473	$—	$10,939

For many years prior to our new credit facility with Legacy, we had a credit line with Wells Fargo Bank, N.A (“Wells Fargo”). The credit line had been amended, modified, and extended several times, most recently on  June 20, 2025, when we entered into a Sixth Amendment to Credit Agreement. The Sixth Amendment waived all prior instances of non-compliance and preemptively waived anticipated non-compliance with covenants in the quarter ending  June 30, 2025. With this amendment, the maximum borrowing limit was reduced to $10.0 million based on a borrowing base calculation and was secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment, and fixtures. Interest under this credit facility was equal to 3.25% above the applicable Secured Overnight Financing Rate (“SOFR”) and also included an unused commitment fee of 0.375%. We also had a Term Note with Wells Fargo that we entered into on  August 16, 2021 to borrow part of the purchase price of our powder processing and warehouse property in Carlsbad, California. The Term Note had been secured by a first mortgage on that property. The Term Note was in the original principal amount of $10.0 million and was a seven-year note with payments fully amortized based on a twenty-five year assumed term. Amounts outstanding on this note during the term of the agreement bore interest at the rate of 1.8% above the SOFR rolling 30-day average. For the three and nine months ended  March 31, 2026, we were not in compliance with the maximum net loss and fixed charge coverage ratio covenants of the Wells Fargo credit agreement.

We also have historically had a foreign currency hedging credit line with Wells Fargo to hedge foreign currency exposure up to 12 months in the future. As part of the above noted refinancing, Wells Fargo required us to extinguish and settle our remaining outstanding foreign currency hedge contracts. As a result, we net settled our remaining contracts as of  May 11, 2026 resulting in a net settlement loss of $0.2 million, and we terminated our hedging line of credit with Wells Fargo. We are currently seeking a replacement hedging counterparty and are in discussions with several lenders.

On June 17, 2026, our subsidiary NAIE entered into a new Credit Agreement with UBS Switzerland AG (“UBS”). This new Credit Agreement is a line of credit with maximum borrowing capacity of CHF 2.0 million secured by NAIE’s accounts receivables. Variable rates of interest are determined by a currency-specific base rate plus a margin to be provided by UBS upon our request. As of June 30, 2026, NAIE was in compliance with the Credit Agreement. NAIE paid a one-time facility origination fee of CHF 15,000 to bind the Credit Agreement for an indefinite term. The Credit Agreement with UBS is filed as Exhibit 10.49 to this Annual Report on Form 10-K.

G. Income Taxes

During fiscal 2026, we recorded U.S.-based domestic tax expense of $0.1 million and foreign tax expense of $0.3 million. During fiscal 2025, we recorded U.S.-based domestic tax benefit of $2.7 million and foreign tax expense of 0.1 million.

During fiscal 2026, we recorded a valuation allowance against net domestic deferred income tax assets of $5.6 million, representing the amount of our deferred income tax assets in excess of our domestic deferred income tax liabilities. We recorded the valuation allowance because management was unable to conclude, in light of the cumulative loss we have realized related to our US-based operations in recent years, that realization of the net deferred income tax asset was more likely than not. The valuation allowance recorded during fiscal 2026 primarily related to fiscal 2026 and changes in other deferred tax items recognized during fiscal 2026. As a result of the recognition of these valuation adjustments, we have a $10.4 million net deferred tax asset offset by a valuation allowance of $10.4 million resulting in a net deferred tax asset of $0 as of June 30, 2026. This valuation allowance did not have any effect on the tax expense and related liability recorded for operating income recognized by NAIE during the year ended June 30, 2026.

The following is a geographical breakdown of loss before income taxes (in thousands):

	2026	2025

United States	$(21,956)	$(11,520)
Foreign	1,691	780
Total loss before income taxes	$(20,265)	$(10,740)

The provision (benefit) for income taxes for the years ended June 30 consisted of the following (in thousands):

	2026	2025
Current:
Federal	$(30)	$(858)
State	5	(17)
Foreign	455	161
	430	(714)
Deferred:
Federal	(8,659)	(1,198)
State	(1,736)	(68)
Foreign	—	—
Valuation allowance	10,395	4,815
	—	3,549
Total provision for income taxes	$430	$2,835

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred tax assets and deferred tax liabilities as of June 30 were as follows (in thousands):

	2026	2025
Deferred tax assets:
Inventory capitalization	$286	$295
Inventory reserves	79	176
Fixed assets	2,309	—
Lease liability	5,122	8,678
Net operating loss carry forward	3,235	2,151
Accrued compensation	192	186
Capitalized research and experimentation	792	944
Accrued contingent fee	—	72
Stock-based compensation	73	95
Forward contracts	—	378
Tax credit carry forward	1,685	722
Pension liability	—	52
Accrued settlement of legal proceeding	305	302
Other, net	495	296
Total gross deferred tax assets	14,573	14,347

Deferred tax liabilities:
Assets held for sale	(266)	—
Withholding taxes	—	(134)
Fixed assets	—	(1,577)
Forward contracts	—	—
Lease assets	(3,752)	(7,464)
Employee retention tax credit refund	—	(358)
Other, net	(160)	—
Deferred tax liabilities	(4,178)	(9,533)
Valuation allowance	(10,395)	(4,814)
Net deferred tax assets	$—	$—

As of June 30, 2026, the Company had U.S. federal net operating loss carryforwards of $12.2 million which may be carried forward indefinitely. The Company has state net operating loss carryforwards of $9.6 million, which, if unutilized, will begin to expire beginning in fiscal year 2031. The Company has federal and state tax credits of $1.7 million, which, if unutilized, will begin to expire in fiscal year 2041.

Pursuant to Internal Revenue Code Section 382 and 383, annual use of our net operating loss carryforwards and tax credit carryforwards may be limited as a result of cumulative changes of ownership of more than 50% that occur within a three-year period, resulting in a change of control of our company. We believe it is more-likely-than-not that all net operating losses will be materially available to offset future taxable income. Future changes in ownership could impact the ability to utilize net operating losses and credits available to offset future taxable income.

We are subject to taxation in the U.S., Switzerland and various U.S. state jurisdictions. Our tax years for the fiscal year ended June 30, 2021 and forward are subject to examination by the U.S. tax authorities. Our tax years for the fiscal years ended June 30, 2020 and forward are subject to examination by the state tax authorities. Our tax years for the fiscal year ended June 30, 2023 and forward are subject to assessment by the Swiss tax authorities. We believe it is more likely than not that all significant tax positions taken to date would be sustained by the relevant taxing authorities. As of  June 30, 2026 and 2025, there were no active taxing authority examinations in any of our major tax jurisdictions.

NAIE’s effective tax rate for the fiscal year ended  June 30, 2026 for Swiss federal, cantonal and communal taxes is approximately 18%.

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

For tax years commencing on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017, also eliminated the ability to immediately deduct research and development costs. Instead, taxpayers were mandated to capitalize these expenses and amortize them over five years for research conducted within the United States and 15 years for research conducted abroad, as stipulated in IRC Section 174. Although the requirements of the Tax Cuts and Jobs Act of 2017 are applicable for our fiscal year ended on June 30, 2026, the One Big Beautiful Bill Act was voted into law by Congress on July 4, 2025 and restores the immediate expensing of domestic research and development expenses while making permanent the capitalization and amortization rules of research and development conducted abroad. The One Big Beautiful Bill Act was effective beginning in our fiscal year 2026 and its impact is reflected in the changes in domestic other deferred tax items recognized during fiscal 2026, fully offset by a valuation allowance recorded during fiscal 2026. During fiscal 2026, NAIE declared a dividend to NAI of $3.1 million, which was paid in the second quarter of fiscal 2026. As part of these dividends, we were required to pay a 5% Swiss withholding tax totaling $0.2 million in fiscal 2026 which is recorded in the current tax provision. No dividends to NAI were declared by NAIE in fiscal 2025.

A reconciliation of the statutory federal income tax rate to the effective consolidated tax rate for the year ended  June 30, 2026, after adoption of ASU 2023-09, is as follows (dollars in thousands):

	2026
	Reconciliation to income tax provision	Percentage
U.S statutory federal income tax rate	$(4,256)	21.0%
State income taxes, net of federal income tax expense (1)	(1)	0.0%
Permanent differences	72	(0.4)%
Foreign tax rate differential (2)	100	(0.5)%
Tax credits	(761)	3.8%
Global intangible low-taxed income (GILTI)	175	(0.9)%
Change in valuation allowance, net	5,082	(25.1)%
Other (3)	19	(0.1)%
Effective tax rate	$430	(2.1)%

(1)	No single state or local jurisdiction accounted for more than 5% of the total income tax provision. Our state tax expense is attributed primarily to our operations in California.
(2)	Foreign taxes are attributed to NAIE operations in Switzerland.
(3)	Represents other reconciling items less than 5% of the total income tax provision

A reconciliation of the statutory federal income tax rate of 21% to the effective consolidated tax rate for the year ended June 30, 2025, prior to adoption of ASU 2023-09, is as follows (dollars in thousands):

2025
Income taxes computed at statutory federal income tax rate	$(2,256)
State income taxes, net of federal income tax expense	(177)
Permanent differences	10
Foreign tax rate differential	(2)
Tax credits	(61)
Stock based compensation	123
Global intangible low-taxed income (GILTI)	233
Return to provision - differences	150
Change in valuation allowance, net	4,815
Income tax provision as reported	$2,835
Effective tax rate	(26.4)%

We expect our U.S. federal statutory rate to be 21% for fiscal years going forward.

Cash paid during the fiscal year ended June 30, 2026 for income taxes, net of refunds is as follows:

2026
U.S. Federal	$411
State	4
Foreign	20
Total cash paid during the year for income taxes, net of refunds	$435

H. Employee Benefit Plans

401(k) Plan

We have a profit-sharing plan pursuant to Section 401(k) of the Code, whereby participants may contribute a percentage of compensation not in excess of the maximum allowed under the Code. Effective January 1, 2022, all employees became eligible to participate in the plan the first of the month following 30 days of employment. Also effective, January 1, 2025, we match 50% of the first 6% of a participant’s compensation contributed to the plan. The total contributions under the plan charged to income from operations totaled $0.4 million for fiscal 2026 and $0.5 million for fiscal 2025.

Additionally, we have a discretionary profit-sharing plan pursuant to Section 401(k) of the Code, whereby we may contribute an additional percentage of compensation. Employees are not required to contribute to the plan to receive the discretionary profit-sharing contribution. We did not make any discretionary profit-sharing contributions in fiscal 2026 or in fiscal 2025.

We have a “Cafeteria Plan” pursuant to Section 125 of the Code, whereby health care benefits are provided for active employees through insurance companies. Substantially all active full-time employees are eligible for these benefits. We recognize the cost of providing these benefits by expensing the annual premiums, which are based on benefits paid during the year. The premiums expensed to results from operations for these benefits totaled $1.6 million for the fiscal year ended June 30, 2026 and for the fiscal year ended June 30, 2025.

Deferred Compensation Plan

Effective July 16, 2020, the Board of Directors approved and adopted a Non-Qualified Incentive Plan (the “Incentive Plan”). Pursuant to the Incentive Plan, the Human Resources Committee and the Board of Directors may make deferred cash payments or other cash awards (“Awards”) to directors, officers, employees and eligible consultants of NAI (“Participants”). These Awards are made subject to conditions precedent that must be met before NAI is obligated to make the payment. The purpose of the Incentive Plan is to enhance the long-term stockholder value of NAI by providing the Human Resources Committee and the Board of Directors the ability to make deferred cash payments or other cash awards to encourage Participants to serve NAI or to remain in the service of NAI, and to assist NAI to achieve results determined by the Human Resources Committee or the Board of Directors to be in NAI's best interest.

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

During the year ended June 30, 2026, we granted a total of $0.9 million in deferred cash awards to members of our Board of Directors and certain key members of our management team. During the year ended June 30, 2025, we granted a total of $0.2 million in deferred cash awards to members of our Board of Directors. Each deferred cash award provides for three equal cash payments to the applicable Participant to be paid approximately on the one year, two year, and three year anniversaries of the date of the grant of such Awards, (the “Award Date”); provided on the date of each payment (the “Payment Date”), the Participant has been since the Award Date, and continues to be through the Payment Date, a member of our Board of Directors or an employee of NAI. In the event a Participant ceases to be an employee of NAI or a member of our Board of Directors prior to any Payment Date, no further payments shall be made in connection with the Award.

During the fiscal year ended June 30, 2026, deferred cash award forfeitures were $0.1 million, and there were none during the fiscal year ended  June 30, 2025.

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

Disclosure of Funded Status

The following table sets forth the defined benefit pension plan’s funded status and amount recognized in our consolidated balance sheets at June 30 (in thousands):

	2026	2025
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,152	$1,374
Interest cost	41	46
Actuarial (loss) gain	(18)	62
Benefits paid	(53)	(330)
Benefit obligation at end of year	$1,122	$1,152
Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,042	$1,232
Actual return on plan assets	156	92
Employer contributions	49	48
Benefits paid	(53)	(330)
Fair value of plan assets at end of year	$1,194	$1,042
Reconciliation of Funded Status:
Difference between benefit obligation and fair value of plan assets	$72	$(110)
Unrecognized net actuarial loss in accumulated other comprehensive income	69	217
Net amount recognized	$141	$107

Projected benefit obligation	$1,122	$1,152
Accumulated benefit obligation	$1,122	$1,152
Fair value of plan assets	$1,194	$1,042

The weighted-average discount rate used for determining the projected benefit obligations for the defined benefit pension plan was 5.42% for the year ended June 30, 2026 and 5.29% during the year ended June 30, 2025.

Net Periodic Benefit Cost

The components included in the defined benefit pension plan’s net periodic benefit expense for the fiscal years ended June 30 were as follows (in thousands):

	2026	2025
Interest cost	$41	$46
Expected return on plan assets	(46)	(51)
Recognized actuarial loss	17	24
Settlement loss	3	62
Net periodic benefit expense	$15	$81

In the fiscal year ended June 30, 2026, we contributed $49,000 to our defined benefit pension plan, and in the fiscal year ended  June 30, 2025, we contributed $48,000 to our defined benefit pension plan.

The following is a summary of changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (in thousands):

	2026	2025
Net (loss) income	$(129)	$21
Settlement loss	(3)	(62)
Amortization of net loss	(17)	(24)
Total recognized in other comprehensive loss	$(149)	$(65)
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(134)	$16

No estimated net gain or loss for the defined benefit pension plan will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year. We do not have any transition obligations or prior service costs recorded in accumulated other comprehensive income.

The following benefit payments are expected to be paid (in thousands):

2027	$840
2028	28
2029	28
2030	—
2031	—
2032-2036	259
Total benefit payments expected to be paid	$1,155

The weighted-average rates used for the years ended June 30 in determining the defined benefit pension plan’s net pension costs, were as follows:

	2026	2025
Discount rate	5.42%	5.29%
Expected long-term rate of return	6.70%	6.70%
Compensation increase rate	N/A	N/A

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

Our defined benefit pension plan’s weighted average asset allocation at June 30 and weighted average target allocation were as follows:

			Target
	2026	2025	Allocation
Equity securities	68%	60%	53%
Debt securities	29%	35%	41%
Cash alternatives	3%	4%	2%
Commodities	0%	1%	4%
	100%	100%	100%

The underlying basis of the investment strategy of our defined benefit pension plan is to ensure that pension funds are available to meet the plan’s benefit obligations when due. Our investment strategy is a long-term risk controlled approach using diversified investment options with relatively minimal exposure to volatile investment options like derivatives.

The fair values by asset category of our defined benefit pension plan at June 30, 2026 were as follows (in thousands):

		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities (1)	$814	$814	$—	$—
Debt securities (2)	$348	$348	$—	$—
Other (3)	$32	$32	$—	$—
Total	$1,194	$1,194	$—	$—

(1)	This category is comprised of publicly traded funds of which 67% are U.S. large-cap funds, 16% are U.S. mid-cap funds, 11% are developed and emerging markets and 6% are U.S. small-cap funds.

(2)	This category is comprised of publicly traded funds, of which 54% are U.S. fixed income funds and 46% are corporate, foreign or emerging market funds.

(3)	This category is comprised of publicly traded assets, of which 96% are money market funds and 4% are commodities.

I. Stockholders' Equity

Treasury Stock

On September 18, 2020, the Board of Directors authorized a $2.0 million increase to our stock repurchase plan (“Repurchase Plan”), thus bringing the total authorized repurchase amount to $12.0 million. On March 12, 2021, the Board of Directors authorized an additional $3.0 million increase to the Repurchase Plan, thus bringing the total authorized repurchase amount to $15.0 million. On January 14, 2022, the Board of Directors authorized an additional $3.0 million increase to the Repurchase Plan, thus bringing the total authorized repurchase amount to $18.0 million. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions. Our new Credit Agreement with Legacy currently prohibits most stock repurchases (see Note F). As a result, until that restriction is modified or removed, we do not intend to purchase our shares other than our longstanding practice of purchasing shares from our employees in exchange for paying the employees’ withholding tax requirements upon vesting of restricted stock held by the employee.

Treasury Stock repurchases for the year ended June 30, 2026 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	—	$—	$—
Shares acquired from employees for restricted stock vesting	32,006	2.76	88
Total	32,006		$88

Treasury Stock repurchases for the year ended  June 30, 2025 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	—	$—	$—
Shares acquired from employees for restricted stock vesting	45,972	3.88	178
Total	45,972		$178

Shares acquired from employees for restricted stock vesting were returned to us by the related employees and in return we paid each employee’s required tax withholding resulting from the vesting of restricted shares. The valuation of the shares acquired and thereby the number of shares returned to us was calculated based on the closing share price on the date the shares vested.

Stock Incentive Plans

For the years ended June 30, 2026 and June 30, 2025, the Company had no stock options outstanding.

Restricted stock activity for the year ended June 30, 2026 was as follows:

		Weighted
	Number of	Average Grant
	Shares –	Date Fair
	2020 Plan	Value
Nonvested at June 30, 2025	173,985	$6.38
Granted	147,000	$2.71
Vested	(100,163)	$6.93
Forfeited	(26,665)	$4.25
Nonvested at June 30, 2026	194,157	$3.61

Available for grant at June 30, 2026	561,877

Restricted stock activity for the year ended  June 30, 2025 was as follows:

		Weighted
	Number of	Average Grant
	Shares –	Date Fair
	2020 Plan	Value
Nonvested at June 30, 2024	283,107	$7.50
Granted	24,000	$3.84
Vested	(133,122)	$8.31
Forfeited	—	$—
Nonvested at June 30, 2025	173,985	$6.38

Available for grant at June 30, 2025	158,877

Restricted stock grants, granted to members of our Board of Directors and certain key members of our management team, vest over a period of up to three years from the date of grant and the unvested shares cannot be sold or otherwise transferred and the right to receive dividends, if declared by our Board of Directors, is forfeitable until the shares become vested. The total remaining unrecognized compensation cost related to unvested restricted stock shares amounted to $0.5 million at June 30, 2026 and the weighted average remaining requisite service period of unvested restricted stock shares was 2.1 years.

J. Commitments

We lease a total of approximately 162,000 square feet at our manufacturing facility in Vista, California from an unaffiliated third party under a non-cancelable operating lease. On July 18, 2023, we entered into a Fourth Amendment to the lease of our Vista, California manufacturing facility. The Fourth Amendment extends the term of the lease by an additional ten years and five months commencing April 1, 2024 and includes an option to extend the lease through August 31, 2039. We reevaluated our leased property in Vista as of June 30, 2026 and determined that it was no longer reasonably certain that we would exercise an extension option that was previously recorded at the time of the Fourth Amendment to the Lease. As a result, our lease liability and right-of-use asset as of  June 30, 2026 both decreased by $14.1 million due to this remeasurement.

NAIE leases facility space in Manno, Switzerland from two unaffiliated third parties. The leased spaces total approximately 116,000 square feet. NAIE primarily use the facilities for manufacturing, packaging, warehousing and distributing nutritional supplement products for the European and Asian marketplaces. On May 4, 2022, NAIE further extended the lease on its main manufacturing facility for a new term of ten years effective January 1, 2023 with a new expiration date of December 31, 2032, with an option to extend one year.

On November 5, 2018, NAIE entered into a lease with Sofinol SA for approximately 2,870 square meters of commercial warehouse space in a building located on the property adjacent to the leasehold for the primary existing NAIE facility in Manno, Switzerland. NAIE uses the space primarily for raw material storage. The lease was for an initial five-year term commencing on January 1, 2019 and NAIE can terminate the lease with 12 months advance notice given on June 30th or December 31st each year of the initial term. At the end of the initial term the lease transfers to an indefinite tenancy at the same rental rate terminable by NAIE or the landlord upon 12 months' advance notice. The initial term of this lease ended on December 31, 2024. On June 9, 2026, NAIE provided notification of terminating this lease thus ending the lease on December 31, 2026.

On  January 22, 2024, NAIE entered into a lease for an apartment in Lugano, Switzerland with an original lease term of 27 months beginning April 1, 2024 and ending on June 30, 2026. On  June 2, 2026, NAIE extended the lease term six months until December 31, 2026.

Minimum rental commitments (exclusive of property tax, insurance and maintenance) under all non-cancelable operating leases with initial or remaining lease terms in excess of one year, including the lease agreements referred to above, are set forth below as of June 30, 2026 (in thousands):

						There-
	2027	2028	2029	2030	2031	after	Total
Gross minimum rental commitments	$4,894	$4,834	$4,967	$5,105	$5,248	$15,100	$40,148

Rental expense totaled $5.7 million for the fiscal year ended June 30, 2026 and $5.5 million for the fiscal year ended June 30, 2025.

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

	Fiscal 2026	Fiscal 2025
Customer 1	$39,797	$17,165
Customer 2	33,724	42,289
Customer 3	(a)	17,707
	$73,521	$77,161

(a)	Sales were less than 10% of the respective period's consolidated net sales.

Accounts receivable from these customers totaled $12.3 million at June 30, 2026 and $9.9 million at June 30, 2025.

We buy certain products, including beta-alanine, from a single supplier. The loss of this supplier or other raw material suppliers could have a material adverse impact on our net results of operations. Raw material purchases from any one supplier representing 10% or more of the respective period’s total raw material purchases were as follows (dollars in thousands):

	Year ended June 30,
	2026		2025
		% of Total		% of Total
	Raw Material	Raw	Raw Material	Raw
	Purchases by	Material	Purchases by	Material
	Supplier	Purchases	Supplier	Purchases
Supplier 1	$8,104	12%	$12,004	18%
	$8,104	12%	$12,004	18%

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

During the year ended June 30, 2026 and prior, we entered into forward contracts designated as cash flow hedges primarily to protect against the foreign exchange risks inherent in our forecasted sales of products at prices denominated in currencies other than the U.S. dollar. These contracts were all settled as of June 30, 2026. For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive income (OCI) as a separate component of stockholders’ equity and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized in earnings.

For foreign currency contracts designated as cash flow hedges, hedge effectiveness is measured using the spot rate. Changes in the spot-forward differential are excluded from the test of hedge effectiveness and are recorded currently in earnings as revenue. We measure effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item as well as ensuring the assumptions we made at hedge inception have not materially changed. Although no hedging relationships were terminated as a result of ineffective hedging for the years ended June 30, 2026 and June 30, 2025, as part of our debt refinancing, Wells Fargo required us to extinguish and settle our remaining outstanding foreign currency hedge contracts (see Note F). As a result, we net settled our remaining contracts as of  May 11, 2026 resulting in a net settlement loss of $0.2 million, and we terminated our hedging line of credit with Wells Fargo. We are exploring opportunities with other lenders to establish a new foreign currency hedging credit line.

We monitor the probability of forecasted transactions as part of the hedge effectiveness testing on a quarterly basis.

As of June 30, 2026, no foreign exchange contracts were outstanding. During the year ended  June 30, 2026, a net gain of approximately $1.6 million was recorded in OCI and reclassified into earnings. As of June 30, 2026, approximately $0.4 million of deferred taxes related to derivative instruments designated as cash flow hedges was recorded in OCI. As of June 30, 2025, a net loss of approximately $1.6 million, offset by approximately $0.4 million of deferred taxes, related to derivative instruments designated as cash flow hedges was recorded in OCI.

During the year ended June 30, 2026, we recognized $0.9 million of net gains in OCI and reclassified $0.4 million of net gains and forward point amortization from OCI to Net Sales as well a net settlement loss of $0.2 million to Foreign exchange loss when we settled our remaining contracts on May 11, 2026 (see Note F). During the year ended June 30, 2025, we recognized $1.6 million of net losses in OCI and reclassified $0.2 million of losses and forward point amortization from OCI to Net Sales.

For foreign currency contracts not designated as cash flow hedges, changes in the fair value of the hedge are recorded directly to foreign exchange gain or loss in other income in an effort to offset the change in valuation of the underlying hedged item. During the year ended June 30, 2026, we entered into forward contracts in order to hedge foreign exchange risk associated with the lease liability at NAIE, which is denominated in Swiss Francs (CHF). As of June 30, 2026, there were no foreign exchange contracts not designated as cash flow hedges outstanding.

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

Settlement of Legal Proceeding

In December 2023, we were sued by three former employees in two separate, but substantially identical matters brought by the same law firm. The lawsuits were filed as a putative class action and a PAGA action seeking awards for all similarly situated employees going back ten years or more. We responded to these actions and agreed to submit the matters for mediation. On July 3, 2025, the mediation took place, and a tentative settlement agreement was reached whereby we agreed to contribute a maximum of $1.25 million. The court has consolidated the two actions. The settlement was brought before the court and an attempt to contact all similarly situated employees was made for them to participate at their discretion. The court agreed to the settlement. Payment was remitted in the first quarter of fiscal year 2027, and final court approval and termination of the proceedings is expected to take place in February 2027. Although we were not found liable and did not admit liability, we accrued the maximum settlement amount in our results of operations as of  June 30, 2025, along with estimated related legal fees of approximately $150,000. During the year ended  June 30, 2026, we accrued additional estimated related legal fees of $44,000.

Employee Retention Tax Credit

In fiscal 2023, we recorded a $3.5 million Employee Retention Tax Credit ("ERTC") net refund associated with the Coronavirus Aid, Relief, and Economic Security Act signed into law in March 2020 and extended with the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021. These acts provided numerous tax provisions and other stimulus measures, including the ERTC. Under these expanded measures, we determined during fiscal 2023 that we qualified for the ERTC for the first three quarters of calendar 2021 and filed the required amended payroll tax returns to claim this refund. On December 9, 2024, the Internal Revenue Service ("IRS") sent us a 105c letter informing us that they do not believe we qualify for the tax credit for the third quarter of calendar 2021. We disagreed with the position the IRS noted in their denial letter and responded to their letter to contest their claim. Although we had received this initial denial from the IRS, we believed we were entitled to the refund for these claims recorded in fiscal 2023. We have not yet received any additional correspondence from the IRS associated with our appeal related to the third quarter of calendar 2021, but in April 2025, we collected the refund amounts associated with our ERTC filings for the first and second quarters of calendar year 2021, which totaled $2.9 million. As of  June 30, 2026, our legal advisors on this matter informed us that the cost of litigation with the IRS based on their aggressive posturing of our request for refund of the third quarter of calendar 2021 credit would outweigh the benefits. Consequently, we reserved the remaining receivable balance of $1.5 million and reversed associated fees of $0.3 million for a net expense to our results of operations of $1.2 million for the year ended  June 30, 2026.

Geopolitical Uncertainty

Management is monitoring the 2026 Iran War in the Middle East, the Russo-Ukrainian war in Eastern Europe, and on-going conflicts in Sudan and Syria, and potential economic effects from these events as they develop. These geographical areas account for a small portion of our global net sales, but we do source multiple raw materials from Israel. We do not anticipate these conflicts will have a significant impact on our net sales. We are continually evaluating options for alternative ingredient sources and/or holding safety stock of impacted materials to limit any impact. There are further concerns regarding overall decreased supplies of commodities that rely on available safe passage through the Strait of Hormuz and other potential maritime chokepoints, consumer purchasing and consumption behavior, increases in global shipping expenses, greater volatility in foreign exchange and interest rates, and other unforeseen business disruptions due to the current global geopolitical tensions. We will continue to evaluate impacts of these developments on our customers, suppliers, employees, and operations.

Government Trade Tariffs

On February 20, 2026, the U.S. Supreme Court ruled in the present circumstances the International Emergency Economic Powers Act ("IEEPA") does not authorize the President of the United States to impose tariffs. On February 24, 2026, the United States Government terminated tariffs imposed under the IEEPA and replaced them with tariffs from 10% to 15% under Section 122 of the Trade Act of 1974 which expired on July 23, 2026. On July 24, 2026, replacement tariffs of 10% to 12.5 % under Section 301of the Trade Act of 1974 were imposed on 60 U.S. trading partners. Details of future tariff restrictions seem to continuously evolve thus making changes to them unpredictable. Current and future implementation of tariffs may include products and ingredients we or our customers require for their products. These goods may include beta-alanine. The commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. In response to the U.S. imposition of tariffs, China, Canada, the European Union, and other governments have imposed their own tariffs on certain American products. The resulting tariffs could have a significant adverse effect on our customers' businesses, the availability of beta-alanine, and the cost of our products. While we do not know how potential increased tariffs will unfold, or how any tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products or ingredients we use in the products we manufacture could adversely impact our customers as a result of increased product costs, and such increased costs could have an adverse impact on the availability of beta-alanine, the licensing of our patents and trademarks and our distribution of this raw material. This could adversely impact our ability to license our patents and trademarks, our ability to sell beta-alanine, and our customers’ ability to compete in the marketplace, reducing demand for our products, and products we manufacture for our customers. Any of these events could have a material adverse effect on our business and results of operations.

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

N. Segment Information

Our business consists of two segments for financial reporting purposes. The two segments are identified as (i) private-label contract manufacturing, which primarily relates to the provision of private-label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X, and TriBsyn® trademarks.

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

During fiscal 2026 in our Private-label contract manufacturing segment, we observed a decline in the fair value of our manufacturing facility we own in Carlsbad, California compared to its carrying value, negative cash flow results from operating activities in fiscal years 2026 and 2024, an adverse change in the business climate as a result of one of our largest customer's downward revisions of forecasted orders, and expected negative cash flow results for fiscal year 2027. These factors indicated the carrying value of certain long-lived assets might not be fully recoverable. Consequently, we performed an evaluation of the recoverability of this asset group. Based on this evaluation, we determined the carrying amount of our manufacturing facility in Carlsbad, California exceeded the projected undiscounted future cash flows from that facility. Accordingly, we determined an impairment loss due to the carrying value of this asset group as of  June 30, 2026 being in excess of the sum of expected cash flows over the forecasted useful life of the facility subject to fair value limitations. As a result, we recognized a non-cash impairment charge of $10.4 million presented as a separate line item, Impairment loss, on the consolidated statements of operations and comprehensive loss to write down property and equipment, to reflect the lower of their estimated fair values or carrying amounts as of June 30, 2026. This charge significantly increased our operating loss for fiscal year 2026 but had no immediate impact on our cash position or liquidity. For estimates of fair values, we relied on significant unobservable inputs categorized as Level 3 within the fair value hierarchy such as third-party real estate experts for building and land fair values as of June 5, 2026, and a third-party appraiser's report for Machinery and Equipment as of January 28, 2026, which we received as part of our debt refinancing in May 2026 and do not represent fair values as of June 30, 2026. It is possible the assumptions and underlying estimates used to determine the fair value of this asset group will change in the future, and such changes could result in a material difference from the impairment loss recognized in these financial statements.

Our operating results by business segment for the year ended June 30, 2026 were as follows (in thousands):

					Natural
			Corporate		Alternatives
	Private-label	Patent and	expenses		International
	contract	trademark	not allocated		Inc.
	manufacturing	licensing	to segments		Consolidated

Net sales	$134,615	$7,900	$-		$142,515
Cost of goods sold	130,700	2,818	-		133,518
Gross profit	3,915	5,082	-		8,997
Other selling, general and administrative expenses	5,958	2,390	8,948		17,296
Impairment loss	10,409	-	-		10,409
Settlement of legal proceeding and associated expense	-	-	44	(a)	44

(Loss) income from operations	(12,452)	2,692	(8,992)		(18,752)

Other income (expense):
Interest income	50	-	-		50
Interest expense	(1,186)	-	-		(1,186)
Foreign exchange loss	(316)	-	-		(316)
Other, net	(61)	-	-		(61)
Total other expense	(1,513)	-	-		(1,513)

(Loss) income before income taxes	(13,965)	2,692	(8,992)		(20,265)
Provision for income taxes					430
Net loss					$(20,695)

Other supplemental information:
Stock-based compensation	$552	$51	$-		$603
Depreciation and amortization	4,702	7	-		4,709
Total assets	85,632	40,814	-		126,446
Capital expenditures	3,816	-	-		3,816

(a)	Additional estimated legal fees related to services associated with settlement of two legal proceedings were allocated to Corporate expenses.

Our operating results by business segment for the year ended June 30, 2025 were as follows (in thousands):

					Natural
			Corporate		Alternatives
	Private-label	Patent and	expenses		International
	contract	trademark	not allocated		Inc.
	manufacturing	licensing	to segments		Consolidated

Net sales	$121,779	$8,081	$-		$129,860
Cost of goods sold	118,111	2,460	-		120,571
Gross profit	3,668	5,621	-		9,289
Other selling, general and administrative expenses	5,395	2,215	8,939		16,549
Settlement of legal proceeding and associated expense	-	-	1,400	(a)	1,400

(Loss) income from operations	(1,727)	3,406	(10,339)		(8,660)

Other income (expense):
Interest income	168	-	-		168
Interest expense	(915)	-	-		(915)
Foreign exchange loss	(1,340)	-	-		(1,340)
Other, net	7	-	-		7
Total other expense	(2,080)	-	-		(2,080)

(Loss) income before income taxes	(3,807)	3,406	(10,339)		(10,740)
Provision for income taxes					2,835
Net loss					$(13,575)

Other supplemental information:
Stock-based compensation	$887	$90	$-		$977
Depreciation and amortization	4,553	7	-		4,560
Total assets	113,843	38,096	-		151,939
Capital expenditures	3,614	-	-		3,614

(a)	Expenses accrued for gross settlement of two legal actions and related legal fees for services associated with the settlement were allocated to Corporate expenses.

Our private-label contract manufacturing products are sold both in the U.S. and in markets outside the U.S., including Europe, Canada, Australia, New Zealand, Mexico and Asia. Our primary markets outside the U.S. are Europe and Asia. Our patent and trademark licensing activities are primarily based in the U.S.

Net sales by geographic region, based on the customers’ location, for the two years ended June 30 were as follows (in thousands):

	2026	2025
United States	$93,324	$79,128
Markets outside the United States	49,191	50,732
Total net sales	$142,515	$129,860

Products manufactured by NAIE accounted for 86% of consolidated net sales in markets outside the U.S. in fiscal 2026 and 85% of consolidated net sales in markets outside the U.S. in fiscal 2025. Products manufactured by NAIE and sold in the U.S. during the fiscal year ended June 30, 2026 accounted for $36,000 of NAIE net sales. No products manufactured by NAIE were sold in the U.S. during the fiscal year ended  June 30, 2025

Long-lived assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2026	2025
United States	$45,777	$76,212
Europe	13,890	15,732
Total Long-lived assets	$59,667	$91,944

Total assets by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2026	2025
United States	$91,455	$105,860
Europe	34,991	46,079
Total assets	$126,446	$151,939

Capital expenditures by geographic region, based on the location of the company or subsidiary at which they were located or made, for the two years ended June 30 were as follows (in thousands):

	2026	2025
United States	$2,469	$2,862
Europe	1,347	752
Total capital expenditures	$3,816	$3,614

O. Subsequent Events

In August 2026, one of our largest private-label contract manufacturing customers informed us of a material downward revision in their forecast of projected orders and purchases from us during our fiscal year 2027 caused by growing inventory levels on their behalf. As a result, we made considerable changes to our forecast for fiscal year 2027. Although our overall sales forecast for fiscal 2027 includes an expected increase in sales as compared to fiscal 2026, we currently anticipate we will experience a net loss for fiscal 2027.

Consequently, we anticipate we will not be able to comply with the fixed charge coverage ratio covenant requirement as defined in the Loan and Security Agreement that is based on only domestic operations and will first be measured for the nine months ending  September 30, 2026. We have informed Legacy of our pending non-compliance with the fixed charge coverage ratio, and there is no assurance that a waiver, amendment, or remedy will be available or what the difference in amount, cost or other factors  may be.

After careful consideration of the Company's current financial position and strategic objectives, management has determined the sale of the manufacturing facility located in Carlsbad, California is in the best interests of the Company and its stockholders. The Board of Directors has concluded that divesting this real property asset will provide the Company with additional liquidity needed to manage cash flows and reduce the overall debt load while improving capacity utilization. In light of the Company's recent operating challenges, management believes unlocking the capital currently held in this facility will allow the Company to extinguish the outstanding term-note on this property, reduce persistent excess capacity in our contract manufacturing segment, and better size the Company for sustainable growth. Management believes production can be effectively consolidated in our Vista, California manufacturing facility with no disruptions to production of customers' products.

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

Our management, with the participation of our Chief Executive Officer and our President and Chief Operating Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and President concluded our disclosure controls and procedures were effective as of June 30, 2026.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2026. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive and financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2026 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management concluded our internal control over financial reporting was effective as of June 30, 2026 based on the criteria issued by COSO.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal year ended June 30, 2026, none of our directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934 adopted, modified, or terminated any contract instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined under Item 408(a) of Regulation S-K.

PART III

The information called for under Items 10-14 of this Part III will be incorporated by reference from our definitive proxy statement to be filed on or before October 28, 2026 for our Annual Meeting of Stockholders to be held on December 11, 2026.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Consolidated Balance Sheets as of June 30, 2026 and 2025;

•	Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2026 and 2025;

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2026 and 2025;

•	Consolidated Statements of Cash Flows for the years ended June 30, 2026 and 2025; and

•	Notes to Consolidated Financial Statements.

(2)	Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To
3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on September 8, 2005
10.1	Lease of Facilities in Vista, California between NAI and Calwest Industrial Properties, LLC, a California limited liability company (lease reference date June 12, 2003)	Exhibit 10.10 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the commission on November 5, 2003
10.2	Form of Indemnification Agreement entered into between NAI and each of its directors	Exhibit 10.15 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the commission on September 14, 2004
10.3	2009 Omnibus Incentive Plan*	Attachment D of NAI’s definitive Proxy Statement filed with the commission on October 16, 2009
10.4	Nonqualified Incentive Plan*	Exhibit 10.1 to NAI’s Current Report on Form 8-K dated July 16, 2020, filed with the commission on July 22, 2020
10.5	License and Fee Agreement effective November 10, 2010 by and among Roger Harris, Mark Dunnett, Kenny Johansson and NAI	Exhibit 10.40 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the commission on November 12, 2010
10.6	ISDA 2002 Master Agreement dated as of March 10, 2011 by and between Bank of America N.A. and NAI (with Schedule dated March 10, 2011)	Exhibit 10.31 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the commission on May 16, 2011
10.7	Third amendment to the Lease of Facilities in Vista, California between NAI and CWCA Vista Distribution 77, LLC, a Delaware limited liability company	Exhibit 10.40 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the commission on September 19, 2013
10.8	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini effective July 1, 2014 (English translation)	Exhibit 10.38 of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the commission on September 25, 2014.
10.9	Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective October 1, 2015*	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.10	Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective October 1, 2015*	Exhibit 10.2 of NAI’s Current Report on Form 8-K dated October 1, 2015, filed with the commission on October 1, 2015.
10.11	Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective October 1, 2015*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the commission on November 12, 2015.

10.12	First amendment to credit agreement by and between NAI and the Wells Fargo Bank N.A. effective as of February 1, 2016	Exhibit 10.01 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the commission on February 9, 2016.
10.13	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective September 1, 2016*	NAI’s Current Report on Form 8-K dated September 1, 2016, filed with the commission on September 6, 2016
10.14	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark A. LeDoux, effective July 1, 2018*	Exhibit 10.1 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.15	First amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2018*	Exhibit 10.2 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.16	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2018*	Exhibit 10.3 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.17	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.4 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.18	Lease of Parking Places in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated October 19, 2018	Exhibit 10.5 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.19	Lease of Facilities in Manno, Switzerland between NAIE and Sofinol SA dated November 5, 2018	Exhibit 10.6 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the commission on November 13, 2018
10.20	Amended and Restated Exclusive Manufacturing Agreement with Juice Plus+ dated March 31, 2019	Exhibit 10.48 of NAI’s Current Report on Form 8-K Form 8-K dated March 31, 2019, filed with the commission on April 5, 2019
10.21	Third amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2019*	Exhibit 10.61 of NAI's Annual Report on Form 10-K for the annual period ended June 30, 2019, filed with the commission on September 24, 2019
10.22	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Mark LeDoux, effective July 1, 2021*	Exhibit 10.65 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.23	Second amendment to the Amended and Restated Employment Agreement, by and between NAI and Kenneth E. Wolf, effective July 1, 2021*	Exhibit 10.66 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.24	Fourth amendment to the Amended and Restated Employment Agreement, by and between NAI and Michael E. Fortin, effective July 1, 2021*	Exhibit 10.67 of NAI’s Current Report on Form 8-K dated July 1, 2021, filed with the commission on July 9, 2021
10.25	Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of May 24, 2021	Exhibit 10.1 of NAI’s Current Report on Form 8-K dated May 24, 2021 filed with the commission on May 27, 2021
10.26	2020 Omnibus Incentive Plan*	Annex I of NAI’s definitive Proxy Statement filed with the commission on October 26, 2020
10.27	First Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of August 16, 2021	Exhibit 10.3 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.28	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo Bank. N.A. dated August 16, 2021 in the amount of $20,000,000	Exhibit 10.4 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.29	Term Note by and between NAI and Wells Fargo Bank, N.A. effective as of August 16, 2021	Exhibit 10.5 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.30	Security Agreement by and between NAI and Wells Fargo Bank, N.A. effective as of August 16. 2021	Exhibit 10.6 of NAI’s Current Report on Form 8-K dated August 16, 2021 filed with the commission on August 24, 2021
10.31	Second Amendment to Credit Agreement by and between NAI and Wells Fargo Bank, N.A. effective January 31, 2022	Exhibit 10.33 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021, filed with the commission on February 9, 2022
10.32	Lease of Facilities in Manno, Switzerland between NAIE and Mr. Silvio Tarchini dated May 4, 2022	Exhibit 10.34 of NAI's Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the commission on September 21, 2022.
10.33	Third Amendment to Credit Agreement by and between NAI and Wells Fargo effective as of September 19, 2022.	Exhibit 10.35 of NAI's Current Report on Form 8-K dated October 12, 2022, filed with the commission on October 13, 2022
10.34	Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo dated September 19, 2022 in the amount of $20,000,000.	Exhibit 10.36 of NAI's Current Report on Form 8-K dated October 12, 2022, filed with the commission on October 13, 2022
10.35	Fourth Amendment to Lease of NAI manufacturing facilities in Vista, California between NAI, the tenant, and Park Center Industrial ILP, LLC, a Delaware limited liability company, the landlord	Exhibit 10.17 of NAI's Current Report on Form 8-K dated July 21, 2023, filed with the commission on July 24, 2023
10.36	Clawback Policy	Exhibit 10.36 of NAI's Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the commission on September 19, 2023
10.37	First modification to Promissory Note by and between NAI and Wells Fargo, effective as of February 13, 2024	Exhibit 10.37 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023, filed with the commission on February 13, 2024
10.38	Fourth Amendment and Waiver of Events of Default to Credit Agreement by and between NAI and Wells Fargo effective as of February 13, 2024	Exhibit 10.38 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023, filed with the commission on February 13, 2024

10.39	Fifth Amendment to Credit Agreement by and between NAI and Wells Fargo effective May 14, 2025	Exhibit 10.39 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the commission on May 14, 2025
10.40	Sixth Amendment to Credit Agreement by and between NAI and Wells Fargo effective as of June 20, 2025	Exhibit 10.40 of NAI's Current Report on Form 8-K dated June 23, 2025, filed with the commission on June 23, 2025
10.41	Second Amendment to Revolving Line of Credit Note made by NAI for the benefit of Wells Fargo dated June 20, 2025	Exhibit 10.41 of NAI's Current Report on Form 8-K dated June 23, 2025, filed with the commission on June 23, 2025
10.42	First Modification of Deed of Trust and Assignment of Rents and Leases dated June 20, 2025	Exhibit 10.42 of NAI's Current Report on Form 8-K dated June 23, 2025, filed with the commission on June 23, 2025
10.43	Fifth Amendment to Employment Agreement by and between NAI and Michael E. Fortin effective July 1, 2025*	Exhibit 10.68 of NAI's Current Report on Form 8-K dated July 1, 2025, filed with the commission on July 1, 2025
10.44	Manufacturing Agreement by and between Natural Alternatives International, Inc., and The Juice Plus+ Company, dated effective July 16, 2025	Exhibit 10.49 of NAI's Current Report on Form 8-K dated July 21, 2025, filed with the commission on July 21, 2025
10.45	Waiver and Release Agreement by and between NAI and Wells Fargo effective as of December 12, 2025	Exhibit 10.43 of NAI's Current Report on Form 8-K dated December 17, 2025, filed with the commission on December 17, 2025
10.46	Third Amendment to Employment Agreement by and between NAI and Mark A. LeDoux effective May 1, 2026*	Exhibit 10.69 of NAI's Current Report on Form 8-K dated March 20, 2026, filed with the commission on March 20, 2026
10.47	Employment Agreement by and between Natural Alternatives International Europe and Mark A. LeDoux effective May 1, 2026*	Exhibit 10.70 of NAI's Current Report on Form 8-K dated March 20, 2026, filed with the commission on March 20, 2026
10.48	Loan and Security Agreement between Natural Alternatives International, Inc. and Legacy Corporate Lending, LLC dated May 18, 2026	Exhibit 10.45 of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, filed with the commission on May 19, 2026
10.49	Credit Agreement between NAIE and UBS Switzerland AG dated June 17, 2026	Filed herewith
21	Subsidiaries of the Company	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer	Filed herewith
32	Section 1350 Certification	Filed herewith
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2026

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Alternatives International, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. LeDoux	Chief Executive Officer and Chairman of the Board of Directors	September 28, 2026
(Mark A. LeDoux)	(principal executive officer)

/s/ Kenneth E. Wolf	President and Chief Operating Officer	September 28, 2026
(Kenneth E. Wolf)	(principal financial and accounting officer)

/s/ Alan G. Dunn	Director	September 28, 2026
(Alan G. Dunn)

/s/ L. Kay Matherly	Director	September 28, 2026
(L. Kay Matherly)

/s/ Guru Ramanathan	Director	September 28, 2026
(Guru Ramanathan)