Form 10-Q
period 2026-09-30
NATURAL ALTERNATIVES INTERNATIONAL INC
filed 2026-11-13
CIK 787253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, 6,259,181 shares of NAI's common stock were outstanding, net of 3,392,725 treasury shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs, or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “approximate,” “predict,” “forecast,” “project,” “future,” or “likely,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism or pessimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to develop market acceptance for and increase sales of new products, develop relationships with new customers and maintain or improve existing customer relationships;
•	future financial and operating results, including projections of net sales, revenue, income or loss, net income or loss per share, profit margins, expenditures, liquidity, and other financial items;
•	the sufficiency of our available cash, cash equivalents and restricted cash, including continued access to borrowings under our credit facilities, and potential cash flows from our operations to fund our working capital and capital expenditure needs through the next 12 months and longer;
•	our ability to maintain compliance with the covenants contained in our credit agreements with our lenders in the future and due to the current non-compliance, our ability to obtain amendments, waivers, or modifications from our lenders on acceptable terms, or at all;
•	our ability to continue as a going concern as described in our financial statement footnotes and generate sufficient liquidity to satisfy our obligations as they become due;
•	impairment of our long-lived assets and the ability of our operations to recover the full carrying value or our ability to accurately estimate the future recoverability of long-lived assets;
•

currency exchange rates and their effect on our results of operations (including amounts that we may reclassify as earnings), the availability of foreign exchange facilities, our ability to effectively hedge against foreign exchange risks and the extent to which we may seek to hedge against such risks;

•	inventory levels, including the adequacy of quality raw material and our ability to maintain other inventory levels to meet future customer demand;
•	sources, availability and quality of raw materials, including the limited number of suppliers of beta-alanine meeting our quality requirements;
•	our ability to price our products to achieve profit margin targets, especially in the current volatile raw material environment and potential for new tariffs;
•	our ability to maintain or increase our patent and trademark licensing revenues;
•	our ability to improve operating efficiencies, manage costs and business risks, and improve or maintain profitability;
•	our ability to protect our intellectual property;
•	future economic and political conditions;
•	the outcome of litigation, regulatory and tax matters we are or may become involved in, the costs associated with such matters and the effect of such matters on our business and results of operations;
•	potential manufacturing and distribution channels, product returns, and potential product recalls;
•	the impact of external factors on our business and results of operations, especially, as an example, variations in quarterly net sales from seasonal and other external factors;
•	our ability to operate within the standards set by the U.S. Food and Drug Administration’s (FDA) Good Manufacturing Practices (GMPs);
•	the adequacy of our financial reserves and allowances;
•	the impact of accounting pronouncements and our adoption of certain accounting guidance; and
•	other assumptions described in this report underlying or relating to any forward-looking statements.

Forward-looking statements in this report speak only as of the date of this report based on information available to us at that time and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain future events, risks, and uncertainties that are or may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among others, the risks described under Item 1A of Part I of our fiscal 2026 Annual Report on Form 10-K, as well as in other reports and documents we have filed and will file with the United States Securities and Exchange Commission (SEC).

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Natural Alternatives International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2026	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$6,485	$7,388
Restricted cash	258	86
Accounts receivable – less allowance for credit losses of $0 at September 30, 2026 and $1 at June 30, 2026	12,426	20,650
Inventories, net	28,165	30,753
Assets held for sale	3,977	3,977
Prepaids and other current assets	2,991	2,580
Total current assets	54,302	65,434
Property and equipment, net	35,326	35,605
Operating lease right-of-use assets	23,669	24,062
Other noncurrent assets, net	1,234	1,345
Total assets	$114,531	$126,446
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,873	$18,146
Accrued liabilities	2,760	4,601
Accrued compensation and employee benefits	3,110	2,447
Customer deposits	1,102	1,320
Short-term liability – operating leases	2,704	2,721
Mortgage note payable, current portion (Note F)	733	733
Mortgage note payable, accelerated long-term portion (Note F)	10,022	—
Line of credit – current (Note F)	6,273	7,749
Total current liabilities	39,577	37,717
Long-term liability – operating leases	27,764	28,564
Mortgage note payable, net of current portion (Note F)	—	10,206
Total liabilities	67,341	76,487
Commitments and contingencies (Notes E, F, and K)
Stockholders’ equity:
Preferred stock; $.01 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 20,000,000 shares authorized at September 30, 2026 and June 30, 2026, issued and outstanding (net of treasury shares) 6,259,181 at September 30, 2026 and 6,266,542 at June 30, 2026	94	94
Additional paid-in capital	34,304	34,213
Retained earnings	36,217	38,696
Treasury stock, at cost, 3,392,725 shares at September 30, 2026 and 3,385,364 at June 30, 2026	(23,346)	(23,343)
Accumulated other comprehensive (loss) income	(79)	299
Total stockholders’ equity	47,190	49,959
Total liabilities and stockholders’ equity	$114,531	$126,446

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2026	2025
Net sales	$28,121	$37,730
Cost of goods sold	26,855	33,333
Gross profit	1,266	4,397
Selling, general and administrative	3,848	4,113

(Loss) income from operations	(2,582)	284

Other income (expense):
Interest income	9	30
Interest expense	(560)	(226)
Foreign exchange gain (loss)	395	(301)
Other, net	(6)	14
Total other expense	(162)	(483)

Loss before income taxes	(2,744)	(199)
(Benefit) provision for income taxes	(265)	92
Net loss	$(2,479)	$(291)

Reclassification of stranded tax effect of derivative financial instruments to net loss	(378)	—
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	714

Comprehensive (loss) income	$(2,857)	$423

Net loss per common share:
Basic	$(0.41)	$(0.05)
Diluted	$(0.41)	$(0.05)

Weighted average common shares outstanding
Basic	6,074,576	6,006,592
Diluted	6,074,576	6,006,592

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three-Month Periods Ended September 30, 2026 and 2025

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2026	9,651,906	$94	$34,213	$38,696	3,385,364	$(23,343)	$299	$49,959
Compensation expense related to stock compensation plans	—	—	91	—	—	—	—	91
Repurchase of common stock	—	—	—	—	1,695	(3)	—	(3)
Forfeiture of restricted stock	—	—	—	—	5,666	—	—	—
Reclassification of stranded tax effect of derivative financial instruments to net loss	—	—	—	—	—	—	(378)	(378)
Net loss	—	—	—	(2,479)	—	—	—	(2,479)
Balance, September 30, 2026	9,651,906	$94	$34,304	$36,217	3,392,725	$(23,346)	$(79)	$47,190

Balance, June 30, 2025	9,504,906	$93	$33,611	$59,391	3,326,693	$(23,254)	$(1,415)	$68,426
Compensation expense related to stock compensation plans	—	—	177	—	—	—	—	177
Repurchase of common stock	—	—	—	—	1,435	(5)	—	(5)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	714	714
Net loss	—	—	—	(291)	—	—	—	(291)
Balance, September 30, 2025	9,504,906	$93	$33,788	$59,100	3,328,128	$(23,259)	$(701)	$69,021

See accompanying notes to condensed consolidated financial statements.

Natural Alternatives International, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(2,479)	$(291)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,037	1,166
Stock-based compensation	91	177
Non-cash lease expense	873	1,305
Pension expense, net of contributions	24	13
Loss on disposal of assets	3	1
Changes in operating assets and liabilities:
Accounts receivable	8,224	(4,268)
Inventories, net	2,588	(5,783)
Prepaids and other assets	(356)	(732)
Accounts payable and accrued liabilities	(7,931)	4,933
Forward contracts	—	171
Accrued compensation and employee benefits	663	853
Operating lease liabilities	(1,297)	(1,249)
Income taxes	(244)	(319)
Net cash provided by (used in) operating activities	1,196	(4,023)

Cash flows from investing activities
Purchases of property and equipment	(264)	(1,030)
Net cash used in investing activities	(264)	(1,030)

Cash flows from financing activities
Borrowing on line of credit	28,994	13,608
Repayments under line of credit	(30,470)	(13,057)
Repayments under long-term debt	(184)	(74)
Repurchase of common stock	(3)	(5)
Net cash (used in) provided by financing activities	(1,663)	472

Net decrease in cash, cash equivalents and restricted cash	(731)	(4,581)
Cash, cash equivalents and restricted cash at beginning of year	7,474	12,325
Cash, cash equivalents and restricted cash at end of year	$6,743	$7,744

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$402	$146
Income taxes	$2	$412
Non-cash purchases of property and equipment	$497	$35

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and with applicable rules and regulations. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, stockholders’ equity, and cash flows have been included and are of a normal, recurring nature. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the operating results for the full fiscal year or for any future periods.

You should read the financial statements and these notes, which are an integral part of the financial statements, together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended  June 30, 2026 (“2026 Annual Report”). The accounting policies used to prepare the financial statements included in this Report are the same policies described in the notes to the consolidated financial statements in our 2026 Annual Report unless otherwise noted below.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to introduce a practical expedient intended to simplify the estimation of expected credit losses on current accounts receivable and contract assets arising from revenue transactions under ASC 606. The practical expedient permits entities to assume that current conditions as of the reporting date remain unchanged for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The provisions under ASU 2025-05 should be applied on a prospective basis. We adopted the new standard beginning July 1, 2026 for the interim period ended September 30, 2026 with prospective application. Adoption of ASU 2025-05 did not have a material impact on our financial statements.

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

As of September 30, 2026, we had $6.7 million in cash, cash equivalents and restricted cash of which $6.3 million was held by our wholly owned Swiss subsidiary Natural Alternatives International Europe S.A., ("NAIE").

On  May 18, 2026, we entered into a new domestic credit facility with Legacy Corporate Lending, LLC (“Legacy”) (Note F). The new credit facility includes a fixed charge coverage ratio covenant requirement as defined in the Loan and Security Agreement that is based on only domestic operations and is first measured for the nine months ending  September 30, 2026 and remeasured each month thereafter. We did not comply with the covenant required under the Loan and Security Agreement as of September 30, 2026 due to a decrease in U.S. sales during the first quarter of our fiscal year 2027 versus our projections. As a result, all outstanding borrowings under the agreement, including $10.0 million of debt previously classified as long term, have now been classified as current liabilities in the accompanying condensed consolidated Balance Sheet. We have advised our lender that we are not in compliance with the covenant as of September 30, 2026 and that we do not expect to be in compliance during our fiscal year 2027 under the current terms of the agreement. We are in discussions with our lender regarding a forbearance letter, waiver, amendment, or other remedy for these events of non-compliance. To date, our lender has not indicated they intend to exercise their rights to terminate the credit agreement, and we continue to have full utilization of the credit facility, including ongoing borrowing and repayment activity. There is no assurance a forbearance letter, waiver, amendment, or other remedy will be available or what the difference in amount, cost and other factors related to the credit facility may be.

Management identified the following conditions that raised substantial doubt about the Company’s ability to continue as a going concern:

•	Net losses and negative operating cash flows;

•	Non-compliance of the financial covenant requirements of Legacy for the nine months ending September 30, 2026 and a forecasted inability to meet future covenants during our fiscal year 2027; and

•

Our inability to satisfy amounts owed under the current line of credit and term loan with cash currently available in the event Legacy elects to declare a default and exercise its rights following a default under the Loan and Security Agreement.

To address these conditions, management has implemented the following actions:

•	We currently have our corporate headquarters classified as held for sale, of which we expect to generate net positive cash flow from a future sale;

•	Management continues to focus on growing sales through the expansion of existing customer relationships and new customer relationships;

•	Management is evaluating cost containment and reduction opportunities in an effort to improve financial results while also improving working capital usage;

•

After careful consideration of the Company's current financial position and strategic objectives, management has determined the sale of our Carlsbad, California powder processing and storage facility is in the best interests of the Company and its stockholders. The Board of Directors has concluded divesting this real property asset will provide the Company with additional liquidity needed to manage cash flows and reduce the overall debt load while improving capacity utilization. In light of the Company's recent operating challenges, management believes unlocking the capital currently held in this facility will allow the Company to extinguish the outstanding term-note on this property, reduce persistent excess capacity in our contract manufacturing segment, and better size the Company for sustainable growth. Management has begun consolidating production into our Vista, California manufacturing facility with no disruptions to production of customers' products; and

•

Initiated a comprehensive review process to explore strategic alternatives focused on maximizing shareholder value including evaluating a full range of growth paths, potential mergers, acquisitions, joint ventures, or a sale of the Company.

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

The following table sets forth the Company’s reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated statement of cash flows that equals the total of the same amounts shown in the condensed consolidated balance sheets as of September 30, 2026 and September 30, 2025:

	2026	2025
Supplemental disclosures of cash flow information
Cash and cash equivalents	$6,485	$7,744
Restricted cash (1)	258	—
Cash, cash equivalents and restricted cash	$6,743	$7,744

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

	Three Months Ended
	September 30,
	2026	2025
Numerator
Net loss	$(2,479)	$(291)

Denominator
Basic weighted average common shares outstanding	6,075	6,007
Dilutive effect of restricted stock	—	—
Diluted weighted average common shares outstanding	6,075	6,007

Basic net loss per common share	$(0.41)	$(0.05)

Diluted net loss per common share	$(0.41)	$(0.05)

We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive. During the three months ended September 30, 2026, we excluded 183,491 shares of unvested restricted stock. During the three months ended September 30, 2025, we excluded 170,724 shares of unvested restricted stock.

Revenue Recognition

We record revenue based on a five-step model which includes: (1) identifying a contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price among the performance obligations; and (5) recognizing revenue as each of the various performance obligations are satisfied.

Revenue is measured as the net amount of consideration expected to be received in exchange for fulfilling one or more performance obligations. We identify purchase orders from customers as contracts. The amount of consideration expected to be received, and revenue recognized includes estimates of variable consideration, including estimates for early payment discounts and volume rebates. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions. We review and update these estimates at the end of each reporting period and the impact of any adjustments is recognized in the period the adjustments are identified. In assessing whether collection of consideration from a customer is probable, we consider both the customer's ability and intent to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, which is typically 30 days from the invoice date. Invoices are generally issued on the date of transfer of control of the products ordered to the customer.

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

Contract liabilities and revenue recognized were as follows (in thousands):

	June 30, 2026	Additions	Revenue Recognized	Customer Refunds	September 30, 2026
Contract Liabilities (Customer Deposits)	$1,320	$848	$(1,066)	$—	$1,102

	June 30, 2025	Additions	Revenue Recognized	Customer Refunds	September 30, 2025
Contract Liabilities (Customer Deposits)	$1,364	$732	$(1,165)	$(1)	$930

Except for product defects, no right of return exists on the sale of our products. We estimate returns based on historical experience and recognize a returns liability for any estimated returns. As of  September 30, 2026 and June 30, 2026, we had no estimated returns liability.

We currently own certain U.S. patents, and each patent’s corresponding foreign patent applications. All of these patents and patent rights relate to the ingredient known as beta-alanine marketed and sold under our CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® trademarks. We recorded beta-alanine raw material sales, and royalty and licensing income as a component of revenue in the amount of $2.6 million during the three months ended September 30, 2026. We similarly recorded $1.7 million during the three months ended September 30, 2025. These royalty income and raw material sale amounts resulted in royalty expense paid to the original patent holders from whom NAI acquired their patents and patent rights. We recognized royalty expense as a component of cost of goods sold in the amount of approximately $25,000 during the three months ended September 30, 2026. We recorded approximately $66,000 of royalty expense during the three months ended  September 30, 2025. In July 2026, our patents related to instant release beta-alanine expired and the royalty expense agreement terminated.

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

We did not have any stock option activity or stock options outstanding during the three months ended September 30, 2026, or September 30, 2025.

We did not grant any restricted stock shares during the three months ended September 30, 2026, or September 30, 2025. During the three months ended September 30, 2026, 5,666 restricted stock shares were forfeited. During the three months ended September 30, 2025, no restricted stock shares were forfeited. Our net losses included stock-based compensation expense from vesting of prior restricted stock grants of $0.1 million for the three months ended September 30, 2026 and $0.2 million for the three months ended September 30, 2025.

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

We did not grant any deferred cash awards during the three months ended September 30, 2026 and September 30, 2025.

No deferred cash awards were forfeited during the three months ended September 30, 2026 and September 30, 2025.

Fair Value Measurements

Except for cash, cash equivalents and restricted cash as of September 30, 2026, and June 30, 2026, we did not have any financial assets or liabilities classified as Level 1. We classify derivative forward exchange contracts as Level 2 assets and liabilities. The fair values are determined by obtaining pricing from the facilitating lender or broker and corroborating those values with a third-party bank or pricing service.

As of September 30, 2026, and June 30, 2026, we did not hold any derivative instruments classified as Level 2 assets and liabilities.

We also classify any outstanding line of credit and term loan balance as a Level 2 liability as the fair value is based on inputs that can be derived from information available in publicly quoted markets. As of September 30, 2026, we had $6.3 million outstanding on our line of credit and $10.8 million outstanding on our term loan.  As of June 30, 2026, we had $7.7 million outstanding on our line of credit and $10.9 million outstanding on our term loan.  As of September 30, 2026, we did not have any financial assets or liabilities classified as Level 3. We recognized a non-cash impairment charge of $10.4 million to write down property and equipment, net to reflect the lower of their estimated fair values or carrying amount as of June 30, 2026. Our estimates of fair value measurements used to calculate the impairment loss were classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs and management's own assumptions regarding future cash flows. There were no nonrecurring fair value measurements recorded during the three months ended September 30, 2026. We did not transfer any assets or liabilities between these levels during fiscal 2027 to date or fiscal 2026.

Assets Held for Sale

During the fourth quarter of fiscal year 2026 after careful consideration of our financial position and strategic objectives, management determined the sale of the Company's corporate headquarters building was in the best interests of the Company and its stockholders. The Board of Directors concluded divesting this real property asset would provide us with enhanced financial flexibility and additional liquidity needed to pursue business opportunities. By the end of the fourth quarter of fiscal year 2026, we had met all of the criteria required for treatment of the building, land and other fixed assets as assets held for sale. The assets held for sale are located in Carlsbad, California and are reported at their combined carrying value of $4.0 million as of  September 30, 2026. We estimate the sale of these assets to occur during our fiscal year 2027. No impairment loss was recognized upon the change of classification to assets held for sale. Depreciation and amortization on these long-lived assets ceased at the time of their classification changed to held for sale.

B. Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30,	June 30,
	2026	2026
Raw materials	$20,286	$21,508
Work in progress	5,008	6,087
Finished goods	3,557	3,516
Reserve	(686)	(358)
Inventories, net	$28,165	$30,753

C. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Depreciable Life	September 30,	June 30,
	In Years	2026	2026
Land	NA	$5,132	$5,132
Building and building improvements	7 – 39	14,658	14,606
Machinery and equipment	3 – 12	41,704	41,146
Office equipment and furniture	3 – 5	6,433	6,432
Vehicles	3	237	237
Leasehold improvements	1 – 20	26,286	26,282
Total property and equipment		94,450	93,835
Less: accumulated depreciation and amortization		(59,124)	(58,230)
Property and equipment, net		$35,326	$35,605

Depreciation and amortization expense was approximately $1.0 million during the three months ended  September 30, 2026 and $1.2 million during the three months ended  September 30, 2025.

As of June 30, 2026, we had met all of the criteria required for treatment of the Company's corporate headquarters building, land and other fixed assets located in Carlsbad, California as assets held for sale. The assets held for sale are reported at their combined carrying value of $4.0 million as of  June 30, 2026. We estimate the sale of these assets to occur during our fiscal year 2027. No impairment losses were recognized during the three months ended September 30, 2026.

D. Other Comprehensive Loss

Other comprehensive (loss) income (“OCL” and “OCI”) consisted of the following during the three months ended September 30, 2026, and September 30, 2025 (in thousands):

	Three Months Ended
	September 30, 2026
	Defined	Unrealized (Losses)
	Benefit	Gains on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(79)	$378	$299
Reclassification of stranded tax effect of derivative financial instruments to net loss	—	(378)	(378)
Net current period OCI	—	(378)	(378)
Ending Balance	$(79)	$—	$(79)

	Three Months Ended
	September 30, 2025
	Defined	Unrealized Gains
	Benefit	(Losses) on
	Pension	Cash Flow
	Plan	Hedges	Total
Beginning Balance	$(228)	$(1,187)	$(1,415)
OCL before reclassifications	—	313	313
Amounts reclassified to sales	—	401	401
Tax effect of OCI activity	—	—	—
Net current period OCI	—	714	714
Ending Balance	$(228)	$(473)	$(701)

E. Leases

We currently lease our Vista, California product manufacturing facility and Lugano, Switzerland product manufacturing and support facilities.

On July 18, 2023, we entered into a Fourth Amendment to the Lease of our Vista, California manufacturing facility. The Fourth Amendment extended the term of the Lease by an additional ten years and five months commencing April 1, 2024. The amended lease covering two buildings and approximately 162,000 square feet resulted in an increase in base rent to $1.50 per square foot, after five free months of base rent beginning at the commencement of the extended term. NAI has constructed substantial improvements to the facilities prior to and since the Fourth Amendment including but not limited to recent installation of an approximately $2.4 million solar electrical generating system on both buildings, and other substantial improvements. Pursuant to the Fourth Amendment, the Landlord reimbursed NAI for $1.1 million of these recent tenant improvements to the buildings. Our lease liability and Right of Use asset were both increased by approximately $25.9 million as a result of this lease extension effective on the date that the Fourth Amendment was executed. We reevaluated our leased property in Vista as of June 30, 2026 and determined that it was no longer reasonably certain we would exercise an option to extend the term of the Lease that is included in the Fourth Amendment to the Lease. As a result, our lease liability and right-of-use asset as of  June 30, 2026 both decreased by $14.1 million due to this remeasurement.

On June 9, 2026, NAIE provided notice of termination related to a warehouse NAIE leased in Manno, Switzerland primarily for additional storage space. The notice of termination reduced the lease term of the warehouse by one year and six months, thus ending on December 31, 2026. NAIE's lease liability and right-of-use asset as of  June 30, 2026 both decreased by approximately $0.3 million as a result of the termination of the lease agreement.

On July 2, 2026, NAIE entered into a lease agreement for a different warehouse in Manno, Switzerland.  The new lease is effective beginning October 15, 2026 and expires on October 31, 2031. NAIE's lease liability and right-of-use asset as of the effective date both increased by approximately $0.2 million as a result of this new lease.

Our leases are classified as operating leases. Substantially all our operating leases are comprised of payments for the use of manufacturing and office space. We have no leases classified as finance leases. As of September 30, 2026, the weighted average remaining lease term for our operating leases was 7.2 years and the weighted average discount rate for our operating leases was 7.31%. As of June 30, 2026, the weighted average remaining lease term for our operating leases was 7.4 years and the weighted average discount rate was 7.31%.

Other information related to leases as of September 30, 2026, and September 30, 2025, was as follows (in thousands):

Supplemental Cash Flow Information	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$1,261	$1,254

F. Debt

On  May 18, 2026, we entered into a new domestic credit facility with Legacy Corporate Lending. This new credit facility includes a new real estate term loan for $11.0 million secured by our powder processing and warehouse property in Carlsbad, California, and a working capital line of credit with a maximum borrowing capacity of $20.0 million subject to a borrowing-base calculation. The new line of credit is secured by all the assets of the Company, excluding NAIE's assets. The new line of credit bears interest at a rate of 4.5% above the Term Secured Overnight Financing Rate (“Term SOFR”), while the real estate term loan was amortized over 15 years and initially bore interest at a fixed rate of 14.0% until such time as Legacy completed an appraisal and any necessary other documentation after which the interest rate reverted to 5.0% above Term SOFR. Effective  July 14, 2026, NAI successfully completed the required appraisal and documentation thereby reducing the interest rate to 5% above Term SOFR. The credit facility includes a 0.50% unused commitment fee and a one-time closing fee of 1.0% of the total committed credit amount. The term of this new credit facility is three years maturing on May 18, 2029. Early termination of the credit facility prior to its maturity date is subject to a prorated prepayment penalty fee determined as 1%, 2% or 3% of the combined outstanding balance of the line of credit and term loan based on the termination date and applicable anniversary year. This credit facility contains covenants which restrict our ability to declare dividends to our shareholders and repurchase our outstanding common stock. The credit facility includes a fixed charge coverage ratio covenant requirement as defined in the Loan and Security Agreement that is based on only domestic operations and is first measured for the nine months ended  September 30, 2026. We did not comply with the covenant required under the Loan and Security Agreement as of September 30, 2026 due to a decrease in U.S. sales during the first quarter of our fiscal year 2027 versus our projections. As a result, all outstanding borrowings under the agreement, including $10.0 million of debt previously classified as long term, have now been classified as current liabilities in the accompanying condensed consolidated Balance Sheet. We have advised our lender that we are not in compliance with the covenant as of September 30, 2026 and that we do not expect to be in compliance during our fiscal year 2027 under the current terms of the agreement. We are in discussions with our lender regarding a forbearance letter, waiver, amendment, or other remedy for these events of non-compliance. To date, our lender has not indicated they intend to exercise their rights to terminate the credit agreement, and we continue to have full utilization of the credit facility, including ongoing borrowing and repayment activity. There is no assurance a forbearance letter, waiver, amendment, or other remedy will be available or what the difference in amount, cost, and other factors related to the credit facility may be.

On May 18, 2026, the new credit facility was used to extinguish all our prior indebtedness with Wells Fargo Bank including repayment of $10.0 million due on our prior line of credit and $8.7 million on our prior term loan thus releasing all our assets formally securing those debts.

As of September 30, 2026, we had $11.8 million available of the maximum borrowing capacity under the terms of our new credit line, of which we had outstanding borrowings of $6.3 million. We also owed $10.8 million on the new real estate term loan. As of June 30, 2026, we had $17.7 million available of the maximum borrowing capacity on our new line of credit of which we had outstanding borrowings of $7.7 million. We also owed $10.9 million on the new real estate term loan.

For many years prior to our new credit facility with Legacy, we had a credit line with Wells Fargo Bank, N.A (“Wells Fargo”). The credit line had been amended, modified, and extended several times, most recently on  June 20, 2025, when we entered into a Sixth Amendment to Credit Agreement. The Sixth Amendment waived all prior instances of non-compliance and preemptively waived anticipated non-compliance with covenants in the quarter ending  June 30, 2025. With that amendment, the maximum borrowing limit was reduced to $10.0 million based on a borrowing base calculation and was secured by our accounts receivable and other rights to payment, general intangibles, inventory, equipment, and fixtures. Interest under this credit facility was equal to 3.25% above the applicable Secured Overnight Financing Rate (“SOFR”) and also included an unused commitment fee of 0.375%. We also had a Term Note with Wells Fargo that we entered into on  August 16, 2021 to borrow part of the purchase price of our powder processing and warehouse property in Carlsbad, California. The Term Note had been secured by a first mortgage on that property. The Term Note was in the original principal amount of $10.0 million and was a seven-year note with payments fully amortized based on a twenty-five year assumed term. Amounts outstanding on this note during the term of the agreement bore interest at the rate of 1.8% above the SOFR rolling 30-day average.

We also have historically had a foreign currency hedging credit line with Wells Fargo to hedge foreign currency exposure up to 12 months in the future. As part of the above noted refinancing, Wells Fargo required us to extinguish and settle our remaining outstanding foreign currency hedge contracts. As a result, we net settled our remaining contracts as of  May 11, 2026, and we terminated our hedging line of credit with Wells Fargo.

On June 17, 2026, our subsidiary NAIE entered into a new Credit Agreement with UBS Switzerland AG (“UBS”). This new Credit Agreement is a line of credit with maximum borrowing capacity of CHF 2.0 million secured by NAIE’s accounts receivables. Variable rates of interest are determined by a currency-specific base rate plus a margin. As of September 30, 2026, NAIE was in compliance with the Credit Agreement. NAIE paid a one-time facility origination fee of CHF 15,000 to bind the Credit Agreement for an indefinite term.

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

	Three Months Ended
	September 30,
	2026	2025

Customer 1	$8,235	$4,809
Customer 2	5,062	14,446
Customer 3	(a)	3,860
	$13,297	$23,115

(a) Sales were less than 10% of the respective period's consolidated net sales.

Accounts receivable from these customers totaled $5.9 million at September 30, 2026 and $12.3 million at June 30, 2026.

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

	Three Months Ended
	September 30,
	2026	2025

Supplier 1	$4,649	(a)
	$4,649	$-

(a) Purchases were less than 10% of the respective period’s total raw material purchases.

H. Segment Information

Our business consists of two segments for financial reporting purposes. The two segments are identified as (i) private-label contract manufacturing, which primarily relates to the provision of private-label contract manufacturing services to companies that market and distribute nutritional supplements and other health care products, and (ii) patent and trademark licensing, which primarily includes direct raw material sales and royalty income from our license and supply agreements associated with the sale and use of beta-alanine under our CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® trademarks.

The chief operating decision maker is the Company's Chief Executive Officer, who, in conjunction with senior management, evaluates segment performance based on a number of factors. The primary performance measures for each segment are net sales and income or loss from operations before corporate allocations. Operating income or loss for each segment does not include corporate general and administrative expenses, interest expense and other miscellaneous income and expense items. Corporate general and administrative expenses include, but are not limited to human resources, corporate legal, finance, information technology, and other corporate level related expenses, which are not allocated to any segment. Transfers of raw materials between segments are recorded at cost. The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note A and in the consolidated financial statements included in our 2026 Annual Report.

Our operating results by business segment for the three months ended September 30, 2026 were as follows (in thousands):

				Natural
			Corporate	Alternatives
	Private-label	Patent and	expenses	International
	contract	trademark	not allocated	Inc.
	manufacturing	licensing	to segments	Consolidated

Net sales	$25,557	$2,564	$-	$28,121
Cost of goods sold	26,209	646	-	26,855
Gross profit	(652)	1,918	-	1,266
Selling, general and administrative expenses	1,300	494	2,054	3,848
(Loss) income from operations	(1,952)	1,424	(2,054)	(2,582)

Other income (expense):
Interest income	9	-	-	9
Interest expense	(560)	-	-	(560)
Foreign exchange gain	395	-	-	395
Other, net	(6)	-	-	(6)
Total other expense	(162)	-	-	(162)

(Loss) income before income taxes	(2,114)	1,424	(2,054)	(2,744)
Benefit for income taxes				(265)
Net loss				$(2,479)

Other supplemental information:
Stock-based compensation	$88	$3	$-	$91
Depreciation and amortization	1,035	2	-	1,037
Capital expenditures	761	-	-	761

Our operating results by business segment for the three months ended September 30, 2025 were as follows (in thousands):

				Natural
			Corporate	Alternatives
	Private-label	Patent and	expenses	International
	contract	trademark	not allocated	Inc.
	manufacturing	licensing	to segments	Consolidated

Net sales	$36,065	$1,665	$-	$37,730
Cost of goods sold	32,909	424	-	33,333
Gross profit	3,156	1,241	-	4,397
Selling, general and administrative expenses	1,353	529	2,231	4,113
Income (loss) from operations	1,803	712	(2,231)	284

Other income (expense):
Interest income	30	-	-	30
Interest expense	(226)	-	-	(226)
Foreign exchange loss	(301)	-	-	(301)
Other, net	14	-	-	14
Total other expense	(483)	-	-	(483)

Income (loss) before income taxes	1,320	712	(2,231)	(199)
Provision for income taxes				92
Net loss				$(291)

Other supplemental information:
Stock-based compensation	$162	$15	$-	$177
Depreciation and amortization	1,164	2	-	1,166
Capital expenditures	1,030	-	-	1,030

Total assets by segment were as follows (in thousands):

	September 30, 2026	June 30, 2026
Private-label contract manufacturing	$72,501	$85,632
Patent and trademark licensing	42,030	40,814
Total Assets	$114,531	$126,446

I. Income Taxes

As of September 30, 2026, we maintained a full valuation allowance against our net U.S. deferred tax assets due to cumulative losses from U.S. operations. As a result, our income tax benefit for the three months ended September 30, 2026 primarily related to the reclassification of the stranded tax effect of derivative financial instruments in Other Comprehensive Income, offset by taxes incurred by our Swiss subsidiary, NAIE. Our effective tax rates for the three months ended September 30, 2026 differed from the 21% U.S. federal statutory rate primarily due to the valuation allowance, the reclassification of the stranded tax effect of derivative financial instruments and foreign income tax rate differentials. Our effective tax rates for the three months ended  September 30, 2025 differed from the 21% U.S. federal statutory rate primarily due to the valuation allowance and foreign income tax rate differentials. We recognize interest and penalties related to uncertain tax positions, if any, as income tax expense.

J. Treasury Stock

At times we have purchased our shares under a stock repurchase plan (“Repurchase Plan”) authorized by the Board of Directors. The current total authorized repurchase amount is $18.0 million and as of September 30, 2026, we had approximately $716,000 remaining available under the Repurchase Plan. Under the Repurchase Plan, we may, from time to time, purchase shares of our common stock, depending upon certain market conditions, in open market or privately negotiated transactions. Our credit agreement with Legacy Corporate Lending currently prohibits most stock repurchases. As a result, until that restriction is modified or removed, we do not intend to purchase our shares other than our longstanding practice of purchasing shares from our employees in exchange for paying the employees’ withholding requirements upon vesting of restricted stock held by the employee. This practice of covering withholding requirements is allowed in our credit agreement with Legacy.

Stock repurchases for the three months ended September 30, 2026 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	—	$—	$—
Shares acquired from employees for restricted stock vesting	1,695	$1.94	$3
Total	1,695		$3

Stock repurchases for the three months ended September 30, 2025 were as follows:

	Shares	Average Cost	Total Cost (in thousands)
Shares purchased under Repurchase Plan	—	$—	$—
Shares acquired from employees for restricted stock vesting	1,435	$3.61	$5
Total	1,435		$5

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

Settlement of Legal Proceeding

In December 2023, we were sued by three former employees in two separate, but substantially identical matters brought by the same law firm. The lawsuits were filed as a putative class action and a California Private Attorney General Action seeking awards for all similarly situated employees going back ten years or more. We responded to these actions and agreed to submit the matters for mediation. On July 3, 2025, the mediation took place, and a tentative settlement agreement was reached whereby we agreed to contribute a maximum of $1.25 million. The court has consolidated the two actions. The settlement was brought before the court and an attempt to contact all similarly situated employees was made for them to participate at their discretion. The court agreed to the settlement. Payment was remitted in the first quarter of our fiscal year 2027, and final court approval and termination of the proceedings is expected to take place in February 2027. Although we were not found liable and did not admit liability, we accrued the maximum settlement amount in our results of operations along with estimated related legal fees.

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

Government Trade Tariffs

On February 20, 2026, the U.S. Supreme Court ruled in the present circumstances the International Emergency Economic Powers Act ("IEEPA") does not authorize the President of the United States to impose tariffs. On February 24, 2026, the United States Government terminated tariffs imposed under the IEEPA and replaced them with tariffs from 10% to 15% under Section 122 of the Trade Act of 1974 which expired on July 23, 2026. On July 24, 2026, replacement tariffs of 10% to 12.5 % under Section 301 of the Trade Act of 1974 were imposed on 60 U.S. trading partners. Details of future tariff restrictions seem to continuously evolve thus making changes to them unpredictable. Current and future implementation of tariffs may include products and ingredients we or our customers require for their products. These goods may include beta-alanine. The commercialization of our beta-alanine patent estate depends on the availability of the raw material beta-alanine. In response to the U.S. imposition of tariffs, China, Canada, the European Union, and other governments have imposed their own tariffs on certain American products. The resulting tariffs could have a significant adverse effect on our customers' businesses, the availability of beta-alanine, and the cost of our products. While we do not know how potential increased tariffs will unfold, or how existing or future tariffs will impact our business, we believe the imposition of additional tariffs by the U.S. or other governments on products or ingredients we use in the products we manufacture could adversely impact our customers as a result of increased product costs, and such increased costs could have an adverse impact on the availability of beta-alanine, the licensing of our patents and trademarks and our distribution of this raw material. This could adversely impact our ability to license our patents and trademarks, our ability to sell beta-alanine, and our customers’ ability to compete in the marketplace, reducing demand for our products, and products we manufacture for our customers. Any of these events could have a material adverse effect on our business and results of operations.

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

L. Subsequent Events

On October 23, 2026, NAIE entered into a second credit facility with UBS which grants NAIE a credit line of CHF 2 million for financing production machinery including sale-and-leaseback transactions.

As of the date of filing of these financial statements, NAIE has not utilized the second credit facility with UBS.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are intended to help you understand our financial condition and results of operations for the three months ended September 30, 2026. You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to the condensed consolidated financial statements included under Item 1 in this Report, as well as the risk factors and other information included in our 2026 Annual Report and other reports and documents we file with the SEC. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors.

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

During the three months ended September 30, 2026, our net sales were 25% lower than in the three months ended September 30, 2025. Private-label contract manufacturing sales decreased 29% primarily due to decreased orders from one of our largest customers and several of our other existing customers, partially offset by an increase in orders from one of our other largest customers. Revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the three months ended September 30, 2026 was 29%, and revenue concentration for our largest private-label contract manufacturing customer as a percentage of total net sales for the three months ended September 30, 2025 was 38%. We expect our annualized fiscal 2027 revenue concentration for our largest customer to be lower as compared to our revenue concentration for our largest customer in fiscal 2026.

During the three months ended September 30, 2026, patent and trademark licensing revenue increased 54% to $2.6 million compared to revenue of $1.7 million for the three months ended September 30, 2025. The increase in patent and trademark licensing revenue during the three months ended September 30, 2026 was primarily due to an increase in TriBsyn® product sales, partially offset by a decrease in CarnoSyn® raw material sales.

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

To protect and grow our CarnoSyn® product offerings, we incurred litigation and patent compliance expenses of approximately $123,000 during the three months ended September 30, 2026 and $116,000 during the three months ended September 30, 2025. Our legal expense associated with our CarnoSyn® business has remained relatively low as we have no active litigation, and our current run-rate of expenses is primarily related to maintenance and expansion of our patent and trademark estate. Our ability to maintain or further increase our beta-alanine royalty and licensing revenue will depend in large part on our ability to expand the market for our sustained release form of beta-alanine marketed under our SR CarnoSyn® trademark and our new beta-alanine products marketed under our TriBsyn® and CarnoSyn® 4X trademarks, maintain our patent rights, the availability and cost of the raw material when and in the amounts needed, the ability to expand distribution of beta-alanine to new and existing customers, and continued compliance by third parties with our license agreements and our patent, trademark and other intellectual property rights. During the remainder of fiscal 2027, we will continue our sales and marketing activities to consumers, customers, potential customers, and brand owners on multiple platforms to promote and reinforce the features and benefits of utilizing CarnoSyn®, SR CarnoSyn®, CarnoSyn® 4X and TriBsyn® beta-alanine products.

We experienced a loss from operations during the first three months of fiscal 2027 primarily due to underutilization of our factory capacities. The decrease in net sales was primarily related to a decline in private label contract manufacturing sales, partially offset by increased patent and trademark licensing sales which resulted in a decrease in gross profit and factory utilization. Selling, general and administrative expenses decreased as compared to the prior year primarily related to a decrease in compensation expense associated with lower headcount, offset by an increase in costs incurred to prepare our corporate office for sale. We currently anticipate we will experience an increase in net sales for fiscal 2027 as compared fiscal 2026 and return to profitability in our fourth quarter of fiscal 2027.

During the remainder of fiscal 2027, we plan to continue our focus on:

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

Discussion of Critical Accounting Estimates

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies is disclosed in Note A of Item 1 in Part I of this Report and as disclosed in our 2026 Annual Report.

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

Results of Operations

The results of our operations for the three months ended September 30 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2026	2025	% Change
Private label contract manufacturing	$25,557	$36,065	(29)%
Patent and trademark licensing	2,564	1,665	54%
Total net sales	28,121	37,730	(25)%
Cost of goods sold	26,855	33,333	(19)%
Gross profit	1,266	4,397	(71)%
Gross profit %	4.5%	11.7%

Selling, general and administrative expenses	3,848	4,113	(6)%
% of net sales	13.7%	10.9%

(Loss) income from operations	(2,582)	284	(1009)%
% of net sales	(9.2)%	0.8%

Other expense	(162)	(483)	(66)%
Loss before income taxes	(2,744)	(199)	1279%
% of net sales	(9.8)%	(0.5)%

(Benefit) provision for income taxes	(265)	92	(388)%
Net loss	$(2,479)	$(291)	752%
% of net sales	(8.8)%	(0.8)%

Private-label contract manufacturing net sales decreased 29% during the three months ended September 30, 2026, when compared to the same period in the prior year. The decrease in net sales during the three months ended September 30, 2026 was primarily due to decreased orders from one of our largest customers and several of our other existing customers, partially offset by an increase in orders from one of our other largest customers.

Net sales from our patent and trademark licensing segment increased 54% during the three months ended September 30, 2026, when compared to the same period in the prior year. The increase in patent and trademark licensing revenue during the three months ended September 30, 2026, was primarily due to an increase in TriBsyn® product sales, partially offset by a decrease in instant release CarnoSyn® raw material sales.

The change in gross profit margin for the three months ended September 30, 2026, was as follows:

Three Months Ended

Contract manufacturing(1)	(10.7)%
Patent and trademark licensing(2)	3.5%
Total change in gross profit margin	(7.2)%

1

Private-label contract manufacturing gross profit margin as a percentage of consolidated net sales decreased 10.7 percentage points during the three months ended September 30, 2026 when compared to the comparable prior year period. The decrease in gross profit as a percentage of net sales for private-label contract manufacturing during the three months ended September 30, 2026 is primarily related to a decrease in sales volume which reduced our factory capacity utilization.

2

Patent and trademark licensing gross profit margin as a percentage of consolidated net sales increased 3.5 percentage points during the three months ended September 30, 2026 when compared to the comparable prior year period. The increase in margin contribution was primarily due to an increase in TriBsyn® product sales, partially offset by a decrease in CarnoSyn® beta-alanine raw material sales.

Selling, general and administrative expenses decreased approximately $0.3 million, or 6%, during the three months ended September 30, 2026 when compared to the comparable period in the prior year. The decrease is primarily related to a decrease in compensation expense associated to lower headcount, offset by an increase in costs incurred to prepare our corporate office for sale.

Other expense, net decreased $0.3 million during the three months ended September 30, 2026 primarily due to favorable net foreign exchange activity, partially offset by an increase in interest expense due to higher interest rates and an increase in the average outstanding balance on our line of credit and term loan when compared to the three months ended September 30, 2025.

Our benefit for income taxes during the three months ended September 30, 2026 was approximately $0.3 million compared to a provision for income taxes during the three months ended September 30, 2025 of $0.1 million. Our benefit for income taxes is primarily due to the reclassification of the stranded tax effect of derivative financial instruments in Other Comprehensive Income, offset by taxes incurred by our Swiss subsidiary, NAIE. We have a full valuation allowance on the domestic deferred tax assets from our U.S. operations during the three months ended September 30, 2026 and September 30, 2025.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operating activities and the availability of borrowings under our credit facilities. Net cash provided by operating activities was $1.2 million for the three months ended September 30, 2026, compared to net cash used in operating activities of $4.0 million in the comparable period during the prior fiscal year.

For the three months ended September 30, 2026, changes in accounts receivable, consisting of amounts due from our private-label contract manufacturing customers and our patent and trademark licensing activities, provided $8.2 million in cash compared to using $4.3 million of cash during the comparable three-month period in the prior year. The change in cash flow activity in accounts receivable during the three months ended September 30, 2026, primarily resulted from the timing of sales and related collections. Days sales outstanding was 54 days during the three months ended September 30, 2026, as compared to 41 days for the prior year period.

Changes in inventory provided $2.6 million in cash during the three months ended September 30, 2026, compared to using $5.8 million in the comparable prior year period. The change in cash related to inventory during the three months ended September 30, 2026, was primarily related to the difference in the amount and timing of orders and anticipated sales as compared to the same period in the prior year. Changes in accounts payable and accrued liabilities used $7.9 million in cash during the three months ended September 30, 2026, compared to providing $4.9 million during the three months ended September 30, 2025. The change in cash flow activity related to accounts payable and accrued liabilities was primarily due to the timing of inventory receipts and payments.

Cash used in investing activities in the three months ended September 30, 2026, was $0.3 million compared to $1.0 million in the comparable prior year period. The decrease during the three months ended September 30, 2026 was related to decreased capital expenditures primarily related to costs incurred to install solar energy generation equipment on our manufacturing facilities during the three months ended September 30, 2025.

Cash used in financing activities for the three months ended September 30, 2026, was $1.7 million compared to providing $0.5 million in the comparable prior year period. The change in financing activities is primarily due to net repayments on our line of credit during the three months ended September 30, 2026 compared to net borrowing during the comparable prior year period ended September 30, 2025.

As of September 30, 2026, we had $11.8 million available of the maximum borrowing capacity under the terms of our new credit line, of which we had outstanding borrowings of $6.3 million. We also owed $10.8 million on our real estate term loan. As of June 30, 2026, we had $17.7 million available of the maximum borrowing capacity on our new credit facility of which we had outstanding borrowings of $7.7 million. We also owed $10.9 million on our real estate term loan.

On May 18, 2026, we entered into a new credit facility with Legacy Corporate Lending. This credit facility includes a new term loan for $11.0 million and a working capital line of credit with a maximum borrowing capacity of $20.0 million subject to a borrowing-base calculation. On June 17, 2026, our subsidiary NAIE entered into a new credit line with UBS Switzerland AG (“UBS”) with maximum borrowing capacity of CHF 2.0 million. On October 23, 2026, NAIE entered into a second credit facility with UBS which grants NAIE a credit line of CHF 2 million for financing production machinery including sale-and-leaseback transactions. Please see Note F and Note L in Item 1 of this report for terms of our credit facilities.

As of September 30, 2026, NAIE had no outstanding borrowings and was in compliance with the debt covenants of its UBS credit facility.

Going Concern

Management evaluated whether conditions and events, considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date our financial statements are issued.

As of September 30, 2026, we had $6.7 million in cash, cash equivalents and restricted cash of which $6.3 million was held by NAIE.

As defined in the Loan and Security Agreement, our new credit facility includes a fixed charge coverage ratio covenant requirement based on only domestic operations and is first measured for the nine months ending September 30, 2026. We did not comply with the covenant required under the Loan and Security Agreement as of September 30, 2026 due to a decrease in U.S. sales during the first quarter of our fiscal year 2027 versus our projections. As a result, all outstanding borrowings under the agreement, including $10.0 million of debt previously classified as long term, have now been classified as current liabilities in the accompanying condensed consolidated Balance Sheet. We have advised our lender that we are not in compliance with the covenant as of September 30, 2026 and that we do not expect to be in compliance during our fiscal year 2027 under the current terms of the agreement. We are in discussions with our lender regarding a forbearance letter, waiver, amendment, or other remedy for these events of non-compliance. To date, our lender has not indicated they intend to exercise their rights to terminate the credit agreement, and we continue to have full utilization of the credit facility, including ongoing borrowing and repayment activity. There is no assurance a forbearance letter, waiver, amendment, or other remedy will be available or what the difference in amount, cost and other factors related to the credit facility may be.

Management identified the following conditions that raised substantial doubt about the Company’s ability to continue as a going concern:

•	Continued net losses and negative operating cash flows;

•

Non-compliance of the financial covenant requirements of our credit facility for the nine months ending September 30, 2026 and a forecasted inability to meet future covenants during our fiscal year 2027; and

•	Our inability to satisfy amounts owed under the credit facility with cash currently available in the event Legacy elects to exercise all of its rights under the existing credit agreement.

To address these conditions, management has implemented the following actions:

•	We currently have our corporate headquarters classified as held for sale, of which we expect to generate net positive cash flow from a future sale;

•	Management continues to focus on growing sales through the expansion of existing customer relationships and new customer relationships;

•	Management is evaluating cost containment and reduction opportunities in an effort to improve financial results while also improving working capital usage;

•

After careful consideration of the Company's current financial position and strategic objectives, management has determined the sale of our Carlsbad, California manufacturing facility is in the best interests of the Company and its stockholders. The Board of Directors has concluded divesting this real property asset will provide the Company with additional liquidity needed to manage cash flows and reduce the overall debt load while improving capacity utilization. In light of the Company's recent operating challenges, management believes unlocking the capital currently held in this facility will allow the Company to extinguish the outstanding term-note on this property, reduce persistent excess capacity in our contract manufacturing segment, and better size the Company for sustainable growth. Management has begun consolidating production into our Vista, California manufacturing facility with no disruptions to production of customers' products; and

•

Initiated a comprehensive review process to explore strategic alternatives focused on maximizing shareholder value including evaluating a full range of growth paths, potential mergers, acquisitions, joint ventures, or a sale of the Company.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses that would be material to investors.

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

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

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

Our management, with the participation of our Chief Executive Officer and President (who currently serves as our principal financial and accounting officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on such evaluation, our Chief Executive Officer and President concluded our disclosure controls and procedures were effective to provide reasonable assurance over financial reporting as of September 30, 2026.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2023 we were sued by three former employees in two separate but substantially identical matters brought by the same law firm.  The lawsuits were filed as a putative class action and a California Private Attorney General Act action seeking awards for all similarly situated employees going back ten years or more. We responded to these actions and agreed to submit the matters for mediation. On July 3, 2025, the mediation took place, and a tentative settlement agreement was reached whereby we agreed to contribute a maximum of $1.25 million. The court has consolidated the two actions. Payment was remitted in the first quarter of our fiscal year 2027, and final court approval and termination of the proceedings is expected to take place in February 2027. Although we were not found liable and did not admit liability, we accrued the maximum settlement amount in our results of operations along with estimated related legal fees.

There is no assurance NAI will prevail in litigation matters or in similar proceedings NAI or others may initiate, or that litigation expenses will not be greater than anticipated.

ITEM 1A.	RISK FACTORS

When evaluating our business and future prospects you should carefully consider the risks described under Item 1A of our 2026 Annual Report, as well as the other information in our 2026 Annual Report, this Report and other reports and documents we file with the SEC. If any of the identified risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline, and you could lose all or a portion of the value of your investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three-month periods ended September 30, 2026 and September 30, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We did not comply with the fixed charge coverage ratio covenant requirement as defined in the Loan and Security Agreement we have with one of our lenders as of September 30, 2026 due to a decrease in U.S. sales during the first quarter of our fiscal year 2027 versus our projections. As a result, all outstanding borrowings under the agreement, including $10.0 million of debt previously classified as long term, have now been classified as current liabilities in the accompanying condensed consolidated Balance Sheet. We have advised our lender that we are not in compliance with the covenant as of September 30, 2026 and that we do not expect to be in compliance during our fiscal year 2027 under the current terms of the agreement. We are in discussions with our lender regarding a forbearance letter, waiver, amendment, or other remedy for these events of non-compliance. To date, our lender has not indicated they intend to exercise their rights to terminate the credit agreement, and we continue to have full utilization of the credit facility, including ongoing borrowing and repayment activity. There is no assurance a forbearance letter, waiver, amendment, or other remedy will be available or what the difference in amount, cost and other factors related to the credit facility may be.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three-month period ended September 30, 2026, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934 adopted or terminated any contract instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined under Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibit index shows those exhibits filed with this Report and those incorporated by reference:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference To

3(i)	Amended and Restated Certificate of Incorporation of Natural Alternatives International, Inc. filed with the Delaware Secretary of State on January 14, 2005	Exhibit 3(i) of NAI’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the commission on February 14, 2005
3(ii)	Amended and Restated By-laws of Natural Alternatives International, Inc. dated as of February 9, 2009	Exhibit 3(ii) of NAI’s Current Report on Form 8-K dated February 9, 2009, filed with the commission on February 13, 2009
4(i)	Form of NAI’s Common Stock Certificate	Exhibit 4(i) of NAI’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the commission on December 8, 2005

10.50	Lease Framework Credit Agreement with UBS Switzerland AG dated October 23, 2026	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer	Filed herewith
32	Section 1350 Certification	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Natural Alternatives International, Inc., the registrant, has duly caused this Report to be signed on its behalf by the undersigned, duly authorized officers.

Date: November 13, 2026

NATURAL ALTERNATIVES INTERNATIONAL, INC.

By:	/s/ Mark A. LeDoux
Mark A. LeDoux, Chief Executive Officer
(principal executive officer)

By:	/s/ Kenneth E. Wolf
Kenneth E. Wolf, President
(principal financial and accounting officer)